Form 10-K405
period 1994-12-31
TENNANT CO
filed 1995-03-23
CIK 97134

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.  COMMISSION FILE NUMBER 0-4804


                                 TENNANT COMPANY


INCORPORATED IN THE STATE OF MINNESOTA EMPLOYER IDENTIFICATION NUMBER 41-0572550

       701 NORTH LILAC DRIVE, P.O. BOX 1452, MINNEAPOLIS, MINNESOTA 55440

                          TELEPHONE NUMBER 612-540-1208

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.375 PER SHARE

                                       AND

                         PREFERRED SHARE PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes  X    No
                                                        ------   ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     $162,863,249 is aggregate market value of common stock held by non-affiliates as of March 6, 1995.

                  4,938,471 shares outstanding at March 6, 1995

                       DOCUMENTS INCORPORATED BY REFERENCE


 1994 Annual Report to Shareholders - Part I (Partial), Part II (Partial), and
 Part IV (Partial)
 1995 Proxy - Part III (Partial)

                                 TENNANT COMPANY

                                      1994


                                  ANNUAL REPORT

                                    FORM 10-K

                  (PURSUANT TO SECURITIES EXCHANGE ACT OF 1934)


                                     PART I

Part I is included in the Tennant Company 1994 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 3 - "Legal Proceedings," of which there were no material legal proceedings pending, and Item 4 - "Submission of Matters to a Vote of Security Holders" during the fourth quarter, of which there were none.

GENERAL DEVELOPMENT OF BUSINESS

Tennant Company, a Minnesota corporation incorporated in 1909, is a Minneapolis-based company that specializes in the design, manufacture, and sale of non-residential floor maintenance equipment and related products. On February 1, 1994, the Company acquired the business and assets of Castex Industries, Inc., a privately owned manufacturer of commercial floor maintenance equipment.

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES

The Company, as described under "General Development of Business," has one business segment. The Company sells its products domestically and internationally. Appropriate financial information is provided in the Company's 1994 Annual Report to Shareholders, page 24, footnote 3. Nearly all of the Company's foreign investment in assets reside within Australia, Canada, Japan, Spain, The Netherlands, the United Kingdom, and Germany. While subject to increases or decreases in value over time due to foreign exchange rate movements, these investments are considered to be of low business risk.

PRINCIPAL PRODUCTS, MARKETS, AND DISTRIBUTION

Products consisting mainly of motorized cleaning equipment and related products including floor cleaning and preservation products are primarily sold through a direct sales organization in North America, Australia, France, Spain, The Netherlands, Germany, and the United Kingdom, and through independent distributors in more than 60 foreign countries. Additional information pertaining to products and marketing methods is included in the 1994 Annual Report to Shareholders, pages 4, 5, 9, 11 and 13.

RAW MATERIALS AND PURCHASED COMPONENTS

The Company has not experienced any significant or unusual problems in the purchase of raw materials or other product components and is not disproportionately dependent upon any single vendor or source of supply.

PATENTS AND TRADEMARKS

The Company applies for and is granted United States and foreign patents and trademarks in the ordinary course of business, no one of which is of material importance in relation to the business as a whole.

SEASONALITY

Although the Company's business is not seasonal in the traditional sense, revenues and earnings tend to concentrate in the fourth quarter of each year reflecting the tendency of customers to increase capital spending during such quarter, and the Company's efforts to close orders and reduce order backlogs.

WORKING CAPITAL PRACTICES

The Company's working capital practices are described in the 1994 Annual Report to Shareholders, Management's Financial Discussion and Analysis, Financial Position section on pages 16 and 17.

MAJOR CUSTOMERS

The Company sells its products to a wide variety of customers, no one of which is of material importance in relation to the business as a whole.

BACKLOG

The Company routinely fills orders within 30 days on the average. Consequently, order backlogs are not indicative of future sales levels.

COMPETITIVE POSITION

While there is no industry association or industry data, the Company believes, through its own market research, that it is a world-leading manufacturer of floor maintenance equipment. Active competition exists in most geographic areas; however, it tends to originate from different sources in each area, and the Company's market share is believed to exceed that of the leading competitor in many areas. The Company competes primarily on the basis of offering a broad line of high-quality, innovative products supported by an extensive sales/service network in major markets.

PRODUCT RESEARCH AND DEVELOPMENT

The Company regularly commits what is believed to be an above-average amount of resources to product research and development. These amounts are reported on the Company's 1994 Annual Report to Shareholders, page 23, footnote 2. A description of product development is included in the 1994 Annual Report to Shareholders on pages 4, 5, 9, 11 and 13.

ENVIRONMENTAL PROTECTION

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect upon the Company's capital expenditures, earnings or competitive position.

EMPLOYMENT

Year-end employment is reported in the 1994 Annual Report to Shareholders on page 30.

EXECUTIVE OFFICERS OF THE REGISTRANT

Richard M. Adams, Vice President

     Richard M. Adams (47) joined the Company in 1974. Mr. Adams was elected Assistant Controller in 1983 and was named Corporate Controller in 1986, and Vice President in 1993. Mr. Adams is a Certified Public Accountant. The President and Chief Executive Officer of the Company, Roger L. Hale, is the first cousin of Mr. Adams. Mr. Adams is a director of Tennant Maintenance Systems, Ltd., Tennant Holding B.V., Tennant Europe B.V., and Tennant Japan.

Bruce J. Borgerding, Deputy General Counsel and Corporate Secretary

     Bruce J. Borgerding (44) joined the Company in 1988 as Assistant General Counsel. He was named Deputy General Counsel and Corporate Secretary in 1995. Mr. Borgerding is a director of Tennant Maintenance Systems, Ltd., Tennant Holding B.V., Tennant Europe B.V., Tennant N.V., and Tennant Japan.

Paul E. Brunelle, Vice President

     Paul E. Brunelle (54) joined the Company in 1965. In 1987 he was elected Vice President of Personnel Resources. Prior to joining the Personnel Resources Department in 1985, he was General Manager of the Company's former Brazilian operations. Mr. Brunelle is the President of the Tennant Company Foundation and a director of Tennant N.V.

Janet M. Dolan, Senior Vice President and General Counsel

     Janet M. Dolan (45) joined the Company in 1986. Ms. Dolan was appointed General Counsel and Secretary in 1987, Vice President in 1990, and Senior Vice President in 1995.

Roger L. Hale, President and Chief Executive Officer

     Roger L. Hale (60) joined the Company in 1961. Mr. Hale was named Vice President in 1969 and elected a director in 1969. Mr. Hale was named President and Chief Operating Officer in 1975, and subsequently named Chief Executive Officer in 1976. He also is a director of Dayton Hudson Corporation and First Bank System, Inc.

Douglas R. Hoelscher, Senior Vice President

     Douglas R. Hoelscher (56) joined the Company in 1973. He was named Vice President in 1978 and Senior Vice President in 1995. He is a Registered Professional Engineer.

Mahedi A. Jiwani, Corporate Controller and Principal Accounting Officer

     Mahedi A. Jiwani (46) joined the Company in 1983 as a Financial Analyst.
     He was named Manager of Planning and Analysis in 1987, Assistant Controller in 1989, Corporate Controller in 1994, and Principal Accounting Officer in 1995. Mr. Jiwani is a Certified Public Accountant.

Keith D. Payden, Vice President

     Keith D. Payden (47) joined the Company in 1981. He was named Director, Information Services in 1987, Chief Information Officer in 1992, and Vice President in 1993.

Richard A. Snyder, Vice President, Treasurer and Chief Financial Officer

     Richard A. Snyder (55) joined the Company in 1981 as Controller. He was elected Treasurer and Chief Financial Officer in 1982 and named Vice President in 1985. Mr. Snyder is a Certified Public Accountant and a director of Tennant N.V.

William R. Strang, Vice President

     William R. Strang (59) joined the Company in 1969. He was named Director, Corporate Marketing in 1987 and Vice President, Corporate Marketing in 1992. Mr. Strang is a director of Tennant Europe B.V., Tennant Holding B.V., and Tennant Japan.

                                     PART II

Part 11 is included in the Tennant Company 1994 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 9, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure," of which there were none.

                                    PART III

Part III is included in the Tennant Company 1995 Proxy (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 13 - "Certain Relationships and Related Transactions," of which there were none, and Item 10 - "Directors and Executive Officers of the Registrant" as it relates to executive officers. Identification of executive officers is included in Part I of this Form 1O-K Annual Report.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

A.   The following documents are filed as a part of this report:

     1 .  Financial Statements

          The following consolidated financial statements and independent auditors' report are included on pages 18 through 29 of the Tennant Company 1994 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference:

          a. Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 1994 - page 18.

          b. Consolidated Balance Sheets as of December 31, 1994 and 1993 - page 19.

          c. Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1994 - page 20.

          d. Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1994 - page 21.

          e.   Independent Auditors' Report of KPMG Peat Marwick LLP - page 22.

          f.   Notes to Consolidated Financial Statements - pages 23 through 29.

2.   Financial Statement Schedules

     All schedules are omitted as the required information is inapplicable or because the required information is presented in the Consolidated Financial Statements in the Tennant Company 1994 Annual Report to Shareholders.

3.   Exhibits

     Item #    Description                                  Method of Filing
     ------    -----------                                  ----------------
     3.1       Restated Articles of Incorporation and       Incorporated by reference to Exhibits 4.1 and
               Bylaws of the Company                        4.2 to the Company's Registration Statement
                                                            No. 33-59054, Form S-8 dated March 2, 1993.

     10.1      Tennant Company 1988 Stock Incentive         Incorporated by reference to Exhibit b.1 to the
               Plan                                         Company's Annual Report on Form 10-K for the
                                                            fiscal year ended December 31, 1992.

     10.2      Tennant Company 1992 Stock Incentive         Incorporated by reference to Exhibit 4.4 to the
               Plan                                         Company's Registration Statement No. 33-59054,
                                                            Form S-8 dated March 2, 1993.

     10.3      Tennant Company Restricted Stock Plan        Incorporated by reference to Exhibit 4.5 to the
               for Nonemployee Directors                    Company's Registration Statement No. 33-59054,
                                                            Form S-8 dated March 2, 1993.

     10.4      Tennant Company Excess Benefit Plan,         Filed herewith electronically.
               as amended and restated effective
               January 1, 1994

     10.5      Management Agreement with Richard M.         Incorporated by reference to Exhibit 10.6 to the
               Adams dated December 10, 1993                Company's Annual Report on Form 10-K for the
                                                            fiscal year ended December 31, 1993.

     10.6      Management Agreement with Paul E.            Incorporated by reference to Exhibit 10.7 to the
               Brunelle dated December 8, 1987              Company's Annual Report on Form 10-K for the
                                                            fiscal year ended December 31, 1993.

     10.7      Amendment to Management Agreement            Incorporated by reference to Exhibit 10.8 to the
               with Paul E. Brunelle dated June 21, 1989    Company's Annual Report on Form 10-K for the
                                                            fiscal year ended December 31, 1993.

     10.8      1993 Amendment to Management                 Incorporated by reference to Exhibit 10.9 to the
               Agreement with Paul E. Brunelle dated        Company's Annual Report on Form 10-K for the
               December 10, 1993                            fiscal year ended December 31, 1993.

     10.9      Management Agreement with Janet M.           Incorporated by reference to Exhibit b.5 to the
               Dolan dated June 21, 1989                    Company's Annual Report on Form 10-K for the
                                                            fiscal year ended December 31, 1992.




     10.10     1993 Amendment to Management                 Incorporated by reference to Exhibit 10.11 to the
               Agreement with Janet M. Dolan dated          Company's Annual Report on Form 10-K for the
               December 10, 1993                            fiscal year ended December 31, 1993.

     10.11     Management Agreement with Roger L.           Incorporated by reference to Exhibit b.8 to the
               Hale dated March 10, 1987                    Company's Annual Report on Form 10-K for the
                                                            fiscal year ended December 31, 1992.

     10.12     Amendment to Management Agreement            Incorporated by reference to Exhibit b.9 to the
               with Roger L. Hale dated June 21, 1989       Company's Annual Report on Form 10-K for the
                                                            fiscal year ended December 31, 1992.

     10.13     1993 Amendment to Management                 Incorporated by reference to Exhibit 10.14 to the
               Agreement with Roger L. Hale dated           Company's Annual Report on Form 10-K for the
               December 10, 1993                            fiscal year ended December 31, 1993.

     10.14     Management Agreement with Douglas R.         Incorporated by reference to Exhibit b.10 to the
               Hoelscher dated March 10, 1987               Company's Annual Report on Form 10-K for the
                                                            fiscal year ended December 31, 1992.

     10.15     Amendment to Management Agreement            Incorporated by reference to Exhibit b.11 to the
               with Douglas R. Hoelscher dated June 21,     Company's Annual Report on Form 10-K for the
               1989                                         fiscal year ended December 31, 1992.

     10.16     1993 Amendment to Management                 Incorporated by reference to Exhibit 10.18 to the
               Agreement with Douglas R. Hoelscher          Company's Annual Report on Form 10-K for the
               dated December 10, 1993                      fiscal year ended December 31, 1993.

     10.17     Management Agreement with Keith D.           Incorporated by reference to Exhibit 10.19 to the
               Payden dated December 10, 1993               Company's Annual Report on Form 10-K for the
                                                            fiscal year ended December 31, 1993.

     10.18     Management Agreement with Richard A.         Incorporated by reference to Exhibit b.12 to the
               Snyder dated March 10, 1987                  Company's Annual Report on Form 10-K for the
                                                            fiscal year ended December 31, 1992.

     10.19     Amendment to Management Agreement            Incorporated by reference to Exhibit b.13 to the
               with Richard A. Snyder dated June 22,        Company's Annual Report on Form 10-K for the
               1989                                         fiscal year ended December 31, 1992.

     10.20     1993 Amendment to Management                 Incorporated by reference to Exhibit 10.22 to the
               Agreement with Richard A. Snyder             Company's Annual Report on Form 10-K for the
               dated December 10, 1993                      fiscal year ended December 31, 1993.

     10.21     Management Agreement with William R.         Incorporated by reference to Exhibit 10.23 to the
               Strang dated December 10, 1993               Company's Annual Report on Form 10-K for the
                                                            fiscal year ended December 31, 1993.

     10.22     Asset Purchase Agreement dated               Incorporated by reference to Exhibit 2.1 to the
               January 27, 1994, between Tennant            Company's Current Report on Form 8-K dated
               Company, Castex Industries, Inc., Wayne      February 15, 1994.
               Investment Corp. and Wayne A. Streuer

     13.1      Portions of 1994 Annual Report to            Filed herewith electronically.
               Shareholders





     21.1    Subsidiaries of the Registrant

             Tennant Company has the following subsidiaries:

             Tennant Holding B.V. is a wholly owned
             subsidiary organized under the laws of
             the Netherlands in 1991.  A legal
             reorganization occurred in 1991 whereby
             Tennant N.V. became a participating
             interest of Tennant Holding B.V. Tennant
             N.V. had previously been a wholly owned
             subsidiary organized under the laws of
             the Netherlands in 1970.  Tennant
             Maintenance systems, Limited, was a
             wholly owned subsidiary, organized under the laws of the United Kingdom until October 29, 1992, at which time Tennant
             Holding B.V. acquired 100% of its stock
             from Tennant Company.  Contract
             Applications, Inc., a wholly owned
             subsidiary organized under the laws of
             the state of Minnesota, was incorporated on November 15, 1984, became operational in January 1985, and was dissolved in 1993. Castex, Incorporated, is a wholly owned subsidiary organized under the laws of the state of Michigan.
             The results of these operations have
             been consolidated into the financial
             statements, as indicated therein.

     23.1    Independent Auditors' Consent        Filed herewith electronically.

     27.1    Financial Data Schedule              Filed herewith electronically.


B.  Reports on Form 8-K

    There were no reports filed on Form 8-K during the quarter ended December 31, 1994.

                              CROSS REFERENCE SHEET

FORM 10-K                          REFERENCED                              LOCATION
- ---------                          ----------                              --------
Part I, Item 1 - Business          1994  Annual Report to Shareholders     Exhibit 13.1
                                   a. General                              Pages 2, 3, 4, 5, 7, 9, 11 and 13
                                   b. Lines of business, industry segments Page 24, footnote 3 and foreign and domestic operations
                                   c. Working capital practices            Pages 16 and 17
                                   d. Product research and development     Pages 4, 5, 9, 11 and 13
                                                                           Page 23, footnote 2
                                   e. Employment                           Page 30


Part I, Item 2 - Properties        1994 Annual Report to Shareholders      Exhibit 13.1
                                                                           Page 26, footnotes 7 and 9
                                                                           Inside back cover


Part II, Item 5 - Market for       1994 Annual Report to Shareholders      Exhibit 13.1
the Registrant's Common            a. Principal market                     Inside back cover
Equity and Related                 b. Quarterly data                       Page 24, footnote 4
Shareholder Matters                                                        Inside back cover
                                   c. Number of shareholders               Inside back cover
                                   d. Dividends                            Page 24, footnote 4
                                                                           Inside back cover


Part II, Item 6 - Selected         1994 Annual Report to Shareholders      Exhibit 13.1
Financial Data                                                             Pages 30 and 31


Part II, Item 7 - Management's     1994 Annual Report to Shareholders      Exhibit 13.1
Discussion and Analysis of                                                 Pages 14 to 17
Financial Condition and
Results of Operations


Part II, Item 8 - Financial        1994 Annual Report to Shareholders      Exhibit 13.1
Statements and Supplementary                                               Pages 18 to 29
Data


Part III, Item 10 - Directors      1995 Proxy                              Pages 3 to 6
and Executive Officers of the
Registrant


Part III, Item 11 - Executive      1995 Proxy                              Pages 7 to 12
Compensation


Part III, Item 12 - Security       1995 Proxy                              Pages 2 and 3
Ownership of Certain
Beneficial Owners and
Management

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY


By -  /s/ Roger L. Hale                         By -  /s/ William A. Hodder
     ------------------------                        ----------------------
     Roger L. Hale, President                        William A. Hodder
     Chief Executive Officer                         Board of Directors
     and Board of Directors
                                                Date - March 23, 1995
Date - March 23, 1995


By -  /s/ Richard A. Snyder                     By - /s/ Delbert W. Johnson
     ----------------------------                    ----------------------
     Richard A. Snyder                               Delbert W. Johnson
     Vice President and Treasurer                    Board of Directors
     Chief Financial Officer
                                                Date - March 23, 1995
Date - March 23, 1995


By -  /s/ Mahedi A. Jiwani                      By -  /s/ William I. Miller
     ----------------------------                    ----------------------
     Mahedi A. Jiwani                                William I. Miller
     Corporate Controller                            Board of Directors
     Principal Accounting Officer
                                                Date - March 23, 1995
Date - March 23, 1995


By -  /s/ David C. Cox                          By -  /s/ Arthur R. Schulze, Jr.
     --------------------                            ---------------------------
     David C. Cox                                    Arthur R. Schulze, Jr.
     Board  of  Directors                            Board of Directors

Date - March 23, 1995                           Date - March 23, 1995


By -  /s/ Andrew P. Czajkowski                  By -  /s/ Janice D. Stoney
     -------------------------                       ---------------------
     Andrew P. Czajkowski                            Janice D. Stoney
     Board  of  Directors                            Board of Directors

Date - March 23, 1995                           Date - March 23, 1995


By -  /s/ Vernon H. Heath
     --------------------
     Vernon H. Heath
     Board  of  Directors

Date - March 23, 1995