Form 10-Q
period 1995-03-31
TENNANT CO
filed 1995-04-27
CIK 97134

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934





                        For Quarter Ended March 31, 1995
                           Commission File No. 04804





                                TENNANT COMPANY


Incorporated in Minnesota                              IRS Emp Id No. 410572550


                              701 North Lilac Drive
                                 P.O. Box 1452
                          Minneapolis, Minnesota  55440
                           Telephone No. 612-540-1200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         -----     -----

The number of shares outstanding of Registrant's common stock, par value $.375, on March 31, 1995, was 9,904,126 (after adjustment for two-for-one stock split effective April 26, 1995).

                                 TENNANT COMPANY
                          Quarterly Report - Form 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
- -----------------------------

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (Unaudited)
- ----------------------------------------------------------------------
(Dollars in thousands)

                                                  Three Months Ended March 31
                                                  ---------------------------
EARNINGS (note 1)                                   1995               1994
                                                    ----               ----
Net sales                                         $74,144             $58,441
Less:
     Cost of sales (note 2)                        42,761              33,557
     Selling and administrative (note 2)           25,764              21,181
                                                 --------            --------
Profit from operations                              5,619               3,703
Other income and (expense)
     Net foreign currency gain (loss)                 144                 (84)
     Interest income                                  997                 903
     Interest expense                                (570)               (157)
     Miscellaneous income (expense), net             (408)               (319)
                                                 --------            --------
          Total other income (expense)                163                 343
                                                 --------            --------
Earnings before income taxes                        5,782               4,046
Taxes on income                                     1,913               1,386
                                                 --------              --------

Net earnings                                     $  3,869            $  2,660
                                                 --------            --------
                                                 --------            --------

PER SHARE (note 5)

Net earnings                                     $    .39            $    .27
Dividends                                        $    .17            $    .16
Average number of shares                        9,892,200           9,833,000

                                                                     Page 2 of 7
TENNANT COMPANY
Quarterly Report - Form 10-Q

Item 1 - Financial Statements (continued)
- -----------------------------------------

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
- ----------------------------------------------------------
(Dollars in thousands)

                                  BALANCE SHEET

                                                                         (Condensed from Audited
                                                     (Unaudited)          Financial Statements)
ASSETS                                              March 31, 1995          December 31, 1994
                                                    --------------          -----------------
Cash and cash equivalents                              $    2,113               $    1,851
Receivables                                                62,549                   63,411
    Less deferred income from sales finance charges        (1,603)                  (1,592)
    Less allowance for doubtful accounts                   (3,230)                  (2,609)
                                                         --------                 --------
        Net receivables                                    57,716                   59,210
Inventories (note 3)                                       36,132                   30,985
Prepaid expenses                                              587                      696
Deferred income taxes, current portion                      6,535                    6,068
                                                         --------                 --------
    Total current assets                                  103,083                   98,810

Property, plant, and equipment                            124,916                  122,384
    Less allowance for depreciation                       (67,827)                 (65,832)
                                                         --------                 --------
        Net property, plant, and equipment                 57,089                   56,552
Net noncurrent installment accounts receivable              6,405                    6,353
Deferred income taxes, long-term portion                      944                      944
Intangible assets                                          18,999                   19,287
Other assets                                                1,256                      888
                                                         --------                 --------
    Total assets                                         $187,776                 $182,834
                                                         --------                 --------
                                                         --------                 --------
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                                                         (Condensed from Audited
                                                        (Unaudited)        Financial Statements)
LIABILITIES                                            March 31, 1995        December 31, 1994
                                                       --------------        -----------------
Current debt                                            $  21,299                $  23,008
Accounts payable                                           17,068                   17,925
Accrued expenses                                           22,294                   25,132
                                                         --------                 --------
    Total current liabilities                              60,661                   66,065

Long-term debt                                             12,654                    6,300
Employee retirement-related benefits                       13,759                   13,460
Other long-term liabilities                                   570                      760
                                                         --------                 --------
    Total liabilities                                      87,644                   86,585

SHAREHOLDERS' EQUITY

Common stock (note 5)                                       3,714                    3,690
Additional paid-in capital (note 5)                         1,955                      396
Equity adjustment from foreign currency translation         3,088                    2,743
Common stock subscribed                                        --                      525
Unearned restricted shares                                   (683)                    (424)
Retained earnings                                         105,471                  103,281
Receivable from ESOP                                      (13,413)                 (13,962)
                                                         --------                 --------
    Total shareholders' equity                            100,132                   96,249
                                                         --------                 --------
    Total liabilities and shareholders' equity           $187,776                 $182,834
                                                         --------                 --------
                                                         --------                 --------

                                                                     Page 3 of 7
TENNANT COMPANY
Quarterly Report - Form 10-Q

Item 1 - Financial Statements (continued)
- -----------------------------------------

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------------
(Dollars in thousands)

STATEMENTS OF CASH FLOWS (note 4)                                             Three Months Ended March 31
                                                                              ---------------------------
                                                                                1995                1994
                                                                                ----                ----
Net cash flow related to operating activities                               $    737            $  5,907

Cash flow related to investing activities:
        Acquisition of property, plant, and equipment                         (4,401)             (2,003)
        Acquisition of Castex and Eagle                                         (925)            (27,610)
        Proceeds from disposals of property, plant, and equipment              1,825                 206
        Settlement of foreign currency hedging contracts                        (261)                 14
                                                                            --------            --------
    Net cash flow related to investing activities                             (3,762)            (29,393)

Cash flow related to financing activities:
        Net changes in current debt                                             (772)             24,057
        Issuance of long-term debt                                             5,000                  --
        Principal payment from ESOP                                              450                 409
        Proceeds from employee stock issues                                      409                 379
        Repurchase of common stock                                                --              (1,118)
        Dividends paid                                                        (1,679)             (1,572)
                                                                            --------            --------
    Net cash flow related to financing activities                              3,408              22,155

Effect of exchange rate changes on cash                                         (121)                  5
                                                                            --------            --------

Net increase (decrease) in cash and cash equivalents                             262              (1,326)

Cash and cash equivalents at beginning of year                                 1,851               2,675
                                                                            --------            --------

Cash and cash equivalents at end of first quarter                            $ 2,113             $ 1,349
                                                                            --------            --------
                                                                            --------            --------

TENNANT COMPANY
Quarterly Report - Form 10-Q

Item 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Company's Summary of Significant Accounting Policies and other Related Data and Summary of Stock Plans, Bonuses, and Profit Sharing is included in the Company's 1994 Annual Report filed as Exhibit 13.1 to the Company's annual filing on Form 10-K and is incorporated in this Form 10-Q by reference.

(2)  Expenses

     Engineering, research and development, and bad debt expenses were charged to operations for the three months ended March 31, 1995 and 1994, as follows:

                                                  1995                1994
                                                  ----                ----
                                                       (In Thousands)

       Engineering, research and development     $3,015              $2,695
                                                 ------              ------
                                                 ------              ------

       Bad debts                                 $  494              $  117
                                                 ------              ------
                                                 ------              ------

     The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

(3)  Inventories

     Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at March 31, 1995, and December 31, 1994, is as follows:

                                                  March 31       December 31
                                                    1995            1994
                                                  --------       -----------
                                                       (In Thousands)
       FIFO Inventories:
           Finished Goods                          $25,605         $21,491
           All Other                                28,679          26,174
       LIFO Adjustment                             (18,152)        (16,680)
                                                  --------        --------
       LIFO Inventories                            $36,132         $30,985
                                                  --------        --------
                                                  --------        --------

     The category "All Other" includes production-related raw materials, parts and supplies, and work-in-process. The Company's accounting system does not permit a further breakdown of this category of inventories.

(4)  Cash Flow

     Income taxes paid during the three months ended March 31, 1995 and 1994, were $1,323,000 and $301,000, respectively. Interest costs paid during the three months ended March 31, 1995, and 1994, were $696,000 and $159,000, respectively.

                                                                     Page 5 of 7
TENNANT COMPANY
Quarterly Report - Form 10-Q


Item 1 - FINANCIAL STATEMENTS (continued)
- -----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Stock Split

     On February 16, 1995, the Board of Directors declared a two-for-one stock split effective April 26, 1995, for shareholders of record on April 12, 1995. For each share to be issued in connection with the stock split, an amount equal to the par value of $.375 was transferred to the common stock amount from additional paid-in capital retroactive to December 31, 1994. All share and per share data in this report have been retroactively adjusted to reflect this stock split.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Three Months Ended March 31, 1995, and is incorporated in this Form 10-Q by reference.

                                                                     Page 6 of 7
TENNANT COMPANY
Quarterly Report - Form 10-Q



                           PART II - OTHER INFORMATION


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Item #  Description                        Method of Filing
       ------  -----------                        ----------------

       3i      Articles of Incorporation     Incorporated by reference to
                                             Exhibit 4.1 to the Company's
                                             Registration Statement No. 33-
                                             59054, Form S-8, dated March 2,
                                             1993.

       3ii     By-Laws                       Incorporated by reference to
                                             Exhibit 4.2 to the Company's
                                             Registration Statement No. 33-
                                             59054, Form S-8, dated March 2,
                                             1993.


       13.1    Text Portion of Report        Filed herewith electronically.
               to Shareholders for the
               Three Months Ended
               March 31, 1995.

       27.1    Financial Data Schedule.      Filed herewith electronically.

(b)    Reports on Form 8-K

       There were no reports filed on Form 8K filed for the quarter ended March 31, 1995.

                                                                     Page 7 of 7
TENNANT COMPANY
Quarterly Report - Form 10-Q



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                 TENNANT COMPANY



Date: April 26,1995                          /s/ Richard A. Snyder
      ------------------------------         -------------------------------
                                             Richard A. Snyder
                                             Vice President, Treasurer and
                                             Chief Financial Officer



Date: April 26,1995                          /s/ Mahedi A. Jiwani
      ------------------------------         -------------------------------
                                             Mahedi A. Jiwani
                                             Corporate Controller and
                                             Principal Accounting Officer