Form 10-Q
period 1995-06-30
TENNANT CO
filed 1995-08-09
CIK 97134

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934






                 For Quarter Ended June 30, 1995
                   Commission File No. 04804





                        TENNANT COMPANY

Incorporated in Minnesota             IRS Emp Id No. 410572550


                      701 North Lilac Drive
                         P.O. Box 1452
                  Minneapolis, Minnesota  55440
                   Telephone No. 612-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

The number of shares outstanding of Registrant's common stock, par value $.375 on June 30, 1995, was 9,918,631 (after adjustment for two-for-one stock split effective April 26, 1995).

                         TENNANT COMPANY
                  Quarterly Report - Form 10-Q

                 PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)




                                                            Three Months                   Six Months
                                                            Ended June 30                 Ended June 30
                                                        --------------------         ----------------------
EARNINGS (note 1)                                       1995           1994           1995           1994
                                                        ----           ----           ----           ----
Net sales                                             $82,797        $70,784       $156,941       $129,225
Less:
   Cost of sales (note 2)                              47,130         41,096         89,891         74,653
   Selling and administrative (note 2)                 27,895         23,032         53,659         44,213
                                                      -------        -------        -------        -------
Profit from operations                                  7,772          6,656         13,391         10,359
Other income and (expense)
   Net foreign currency gain (loss)                       (21)           (98)           123           (182)
   Interest income                                      1,068            974          2,066          1,877
   Interest expense                                      (569)          (451)        (1,141)          (608)
   Miscellaneous income (expense), net                   (325)          (601)          (732)          (920)
                                                      -------        -------        -------        -------
      Total other income (expense)                        153           (176)           316            167
                                                      -------        -------        -------        -------
Earnings before income taxes                            7,925          6,480         13,707         10,526
Taxes on income                                         2,647          2,255          4,560          3,641
                                                      -------        -------        -------        -------
Net earnings                                          $ 5,278        $ 4,225        $ 9,147        $ 6,885
                                                      -------        -------        -------        -------
                                                      -------        -------        -------        -------


PER SHARE (note 5)

Net earnings                                           $  .53         $  .43         $  .92         $  .70
Dividends                                              $  .17         $  .16         $  .34         $  .32
Average number of shares                            9,907,700      9,824,400      9,900,000      9,825,800

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
(Dollars in thousands)

                                                            BALANCE SHEET
                                                                                 (Condensed from Audited
                                                               (Unaudited)         Financial Statements)
ASSETS                                                        June 30,1995          December 31, 1994
                                                              ------------          -----------------
Cash and cash equivalents                                       $  2,298                $  1,851
Receivables                                                       67,523                  63,411
   Less deferred income from sales finance charges                (1,703)                 (1,592)
   Less allowance for doubtful accounts                           (2,998)                 (2,609)
                                                                --------                --------
       Net receivables                                            62,822                  59,210
Inventories (note 3)                                              39,206                  30,985
Prepaid expenses                                                   1,317                     696
Deferred income taxes, current portion                             6,456                   6,068
                                                                --------                --------
   Total current assets                                          112,099                  98,810

Property, plant, and equipment                                   131,960                 122,384
   Less allowance for depreciation                               (70,658)                (65,832)
                                                                --------                --------
      Net property, plant, and equipment                          61,302                  56,552
Net noncurrent installment accounts receivable                     6,878                   6,353
Deferred income taxes, long-term portion                             944                     944
Intangible assets                                                 18,726                  19,287
Other assets                                                       1,206                     888
                                                                --------                --------
Total assets                                                    $201,155                $182,834
                                                                --------                --------
                                                                --------                --------
                                                 LIABILITIES & SHAREHOLDERS' EQUITY

                                                                                 (Condensed from Audited
                                                               (Unaudited)         Financial Statements)
LIABILITIES                                                   June 30, 1995         December 31, 1994
                                                              -------------         -----------------
Current debt                                                    $ 18,036                $ 23,008
Accounts payable                                                  17,403                  17,925
Accrued expenses                                                  23,835                  25,132
                                                                --------                --------
   Total current liabilities                                      59,274                  66,065

Long-term debt                                                    22,113                   6,300
Employee retirement-related benefits                              14,127                  13,460
Other long-term liabilities                                          570                     760
                                                                --------                --------
   Total liabilities                                              96,084                  86,585

SHAREHOLDERS' EQUITY

Common stock (note 5)                                              3,719                   3,690
Additional paid-in capital (note 5)                                2,340                     396
Equity adjustment from foreign currency translation                3,792                   2,743
Common stock subscribed                                               --                     525
Unearned restricted shares                                          (531)                   (424)
Retained earnings                                                109,064                 103,281
Receivable from ESOP                                             (13,313)                (13,962)
                                                                --------                --------
   Total shareholders' equity                                    105,071                  96,249
                                                                --------                --------
   Total liabilities and shareholders' equity                   $201,155                $182,834
                                                                --------                --------

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)

STATEMENTS OF CASH FLOWS (note 4)                                     Six Months Ended June 30
                                                                      ------------------------
                                                                       1995              1994
                                                                       ----              ----
Net cash flow related to operating activities                         $ 3,259          $11,731

Cash flow related to investing activities:
        Acquisition of property, plant, and equipment                 (11,295)          (7,893)
        Acquisition of Castex and Eagle                                (1,125)         (27,610)
        Proceeds from disposals of property, plant, and equipment       2,204              781
        Settlement of foreign currency hedging contracts                 (681)            (122)
                                                                      -------          -------
     Net cash flow related to investing activities                    (10,897)         (34,844)

Cash flow related to financing activities:
        Net changes in current debt                                    (5,339)          27,360
        Issuance of long-term debt                                     15,727               --
        Principal payment from ESOP                                       450              409
        Proceeds from employee stock issues                               826              751
        Repurchase of common stock                                         --           (1,622)
        Dividends paid                                                 (3,364)          (3,145)
                                                                      -------          -------
     Net cash flow related to financing activities                      8,300           23,753

Effect of exchange rate changes on cash                                  (215)             (33)
                                                                      -------          -------

Net increase (decrease) in cash and cash equivalents                      447              607

Cash and cash equivalents at beginning of year                          1,851            2,675
                                                                      -------          -------

Cash and cash equivalents at end of second quarter                     $2,298           $3,282
                                                                      -------          -------
                                                                      -------          -------

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

(2)  Expenses

     Engineering, research and development, and bad debt expenses were charged to operations for the three and six months ended June 30, 1995 and 1994, as follows:

                                               Three Months        Six Months
                                              Ended June 30       Ended June 30
                                              -------------       -------------
                                             1995      1994      1995      1994
                                             ----      ----      ----      ----
                                                       (In Thousands)
Engineering, research and development       $3,268    $2,954    $6,283    $5,649
                                            ------    ------    ------    ------
                                            ------    ------    ------    ------

Bad debts                                   $   13    $  290    $  507    $  407
                                            ------    ------    ------    ------
                                            ------    ------    ------    ------

     The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

(3)  Inventories

     Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at June 30, 1995, and December 31, 1994, is as follows:

                                                     June 30      December 31
                                                       1995          1994
                                                     -------      -----------
                                                          (In Thousands)
FIFO Inventories:
     Finished Goods                                  $23,799        $21,491
     All Other                                        33,559         26,174
LIFO Adjustment                                      (18,152)       (16,680)
                                                     --------       --------
LIFO Inventories                                     $39,206        $30,985
                                                     -------        -------
                                                     -------        -------

     The category "All Other" includes production-related raw materials, parts and supplies, and work-in-process. The Company's accounting system does not permit a further breakdown of this category of inventories.

(4)  Cash Flow

     Income taxes paid during the six months ended June 30, 1995 and 1994, were $3,736,000 and $1,478,000, respectively. Interest costs paid during the six months ended June 30, 1995 and 1994, were $1,204,000 and $540,000, respectively.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Six Months Ended June 30, 1995, and is incorporated in this Form 10-Q by reference.

TENNANT COMPANY
Quarterly Report - Form 10-Q



                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Shareholders' Meeting held on May 4, 1995, the following matters were submitted to vote:

(a)  Election of Directors

     Andrew P. Czajkowski was elected to serve a three-year term as a director of the Company. Out of 4,071,692 common shares represented, 3,979,108 voted in favor and 92,584 withheld.

     William A. Hodder was elected to serve a three-year term as a director of the Company. Out of 4,071,692 common shares represented, 3,983,697 voted in favor and 87,995 withheld.

     Arthur D. Collins, Jr., was elected to serve a three-year term as a director of the Company. Out of 4,071,692 common shares represented, 3,913,412 voted in favor and 158,280 withheld.

     The following directors each continued their term of office after the meeting:

     David C. Cox
     Roger L. Hale
     Delbert W. Johnson
     William I. Miller
     Arthur R. Schulze, Jr.

(b)  1995 Stock Incentive Plan

     The approval and ratification of the Tennant Company 1995 Stock Incentive Plan was approved. Out of 4,071,692 common shares represented, 3,685,960 voted in favor, 142,336 against, 39,174 abstained, and 204,222 broker non-votes.

(c)  Restricted Stock Plan for Nonemployee Directors

     The approval and ratification of the amendments to and restatement of the Restricted Stock Plan for Nonemployee Directors. Out of 4,071,692 common shares represented, 3,694,034 voted in favor, 132,411 against, 110,542 abstained, and 134,705 broker non-votes.

(d)  Appointment of KPMG Peat Marwick as Auditors

     The appointment of KPMG Peat Marwick as independent auditors of the Company was approved. Out of 4,071,692 common shares represented, 4,016,901 voted in favor, 18,461 against, and 36,330 abstained.

TENNANT COMPANY
Quarterly Report - Form 10-Q



                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Item #    Description                      Method of Filing
     ------    -----------                      ----------------

     3i        Articles of Incorporation        Filed herewith electronically.

     3ii       By-Laws                          Incorporated by reference to
                                                Exhibit 4.2 to the Company's
                                                Registration Statement No.
                                                33-59054, Form S-8, dated
                                                March 2, 1993.

     10.1      1995 Stock Incentive Plan        Filed herewith electronically.

     10.2      Restricted Stock Plan For        Filed herewith electronically.
               Nonemployee Directors

     13.1      Text Portion of Report to        Filed herewith electronically.
               Shareholders the Six Months
               Ended June 30, 1995

     27.1      Financial Data Schedule          Filed herewith electronically.

(b)  Reports on Form 8-K

     There were no reports filed on Form 8K filed for the quarter ended June 30, 1995.

TENNANT COMPANY
Quarterly Report - Form 10-Q



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           TENNANT COMPANY



Date:   August 9, 1995               /s/ Richard A. Snyder
     ----------------------          -------------------------------------
                                     Richard A. Snyder
                                     Vice President, Treasurer and
                                     Chief Financial Officer



Date:   August 9, 1995               /s/ Mahedi A. Jiwani
     ----------------------          -------------------------------------
                                     Mahedi A. Jiwani
                                     Corporate Controller and
                                     Principal Accounting Officer