Form 10-Q
period 1995-09-30
TENNANT CO
filed 1995-11-14
CIK 97134

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

            Quarterly Report Under Section 13 or 15 (d)
              of the Securities Exchange Act of 1934




                For Quarter Ended September 30, 1995
                     Commission File No. 04804




                            TENNANT COMPANY


        Incorporated in Minnesota        IRS Emp Id No. 410572550


                        701 North Lilac Drive
                            P.O. Box 1452
                     Minneapolis, Minnesota  55440
                       Telephone No. 612-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   -------    -------

The number of shares outstanding of Registrant's common stock, par value $.375 on September 30, 1995, was 9,934,882 (after adjustment for two-for one stock split effective April 26, 1995).

                               TENNANT COMPANY
                         Quarterly Report - Form 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (Unaudited)
----------------------------------------------------------------------
(Dollars in thousands)


                                          THREE MONTHS             NINE MONTHS
                                       ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                       ------------------      ------------------
EARNINGS (note 1)                       1995        1994        1995        1994
                                        ----        ----        ----        ----
Net sales                              $77,761    $71,309     $234,702    $200,534
Less:
  Cost of sales (note 2)                44,279     41,501      133,934     116,154
  Selling and administrative (note 2)   26,208     23,570       80,103      67,783
                                       -------    -------     --------    --------
Profit from operations                   7,274      6,238       20,665      16,597
Other income (expense)
  Net foreign currency gain (loss)        (199)        21          (78)       (161)
  Interest income                        1,045        952        3,109       2,829
  Interest expense                        (715)      (572)      (1,853)     (1,180)
  Miscellaneous income (expense), net     (411)      (558)      (1,142)     (1,478)
                                       -------    -------     --------    --------
     Total other income (expense)         (280)      (157)          36          10
                                       -------    -------     --------    --------
Earnings before income taxes             6,994      6,081       20,701      16,607
Taxes on Income                          2,360      2,179        6,920       5,820
                                       -------    -------     --------    --------

Net earnings                           $ 4,634    $ 3,902     $ 13,781    $ 10,787


PER SHARE

Net earnings                         $     .47  $     .40    $    1.39   $    1.10
Dividends                            $     .17  $     .16    $     .51   $     .48
Average number of shares             9,923,200  9,819,800    9,907,900   9,823,600


TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
----------------------------------------------------------
(Dollars in thousands)

                               BALANCE SHEET


                                                                    (CONDENSED FROM AUDITED
                                                     (UNAUDITED)      FINANCIAL STATEMENTS)
      ASSETS                                     SEPTEMBER 30, 1995     DECEMBER 31, 1994
                                                 ------------------  ----------------------

Cash and cash equivalents                            $  1,826             $  1,851
Receivables                                            66,111               63,411
  Less deferred income from sales finance charges      (1,768)              (1,592)
  Less allowance for doubtful accounts                 (2,791)              (2,609)
                                                     --------             --------
     Net receivables                                   61,552               59,210
Inventories (note 3)                                   42,206               30,985
Prepaid expenses                                        1,237                  696
Deferred income taxes, current portion                  6,384                6,068
                                                     --------             --------
  Total current assets                                113,205               98,810

Property, plant, and equipment                        133,635              122,384
  Less allowance for depreciation                     (71,294)             (65,832)
                                                     --------             --------
     Net property, plant, and equipment                62,341               56,552
Net noncurrent installment accounts receivable          7,185                6,353
Deferred income taxes, long-term portion                  944                  944
Intangible assets                                      18,417               19,287
Other assets                                              677                  888
                                                     --------             --------
  Total assets                                       $202,769             $182,834
                                                     --------             --------
                                                     --------             --------


     LIABILITIES & SHAREHOLDERS' EQUITY
                                                                   (CONDENSED FROM AUDITED
                                                   (UNAUDITED)       FINANCIAL STATEMENTS)
LIABILITIES                                     SEPTEMBER 30, 1995     DECEMBER 31, 1994
                                                ------------------  ----------------------

Current debt                                         $ 13,819            $ 23,008
Accounts payable                                       18,479              17,925
Accrued expenses                                       25,293              25,132
                                                     --------            --------
  Total current liabilities                            57,591              66,065

Long-term debt                                         22,071               6,300
Employee retirement-related benefits                   14,431              13,460
Other long-term liabilities                               570                 760
                                                     --------            --------
  Total liabilities                                    94,663              86,585

SHAREHOLDERS' EQUITY

Common stock (note 5)                                   3,726               3,690
Additional paid-in capital (note 5)                     2,756                 396
Equity adjustment from foreign currency translation     3,231               2,743
Common stock subscribed                                     0                 525
Unearned restricted shares                               (404)               (424)
Retained earnings                                     112,009             103,281
Receivable from ESOP                                  (13,212)            (13,962)
                                                     --------            --------
  Total shareholders' equity                          108,106              96,249
                                                     --------            --------
  Total liabilities and shareholders' equity         $202,769            $182,834
                                                     --------            --------
                                                     --------            --------


TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED)
----------------------------------------------------------------------
(Dollars in thousands)


STATEMENTS OF CASH FLOWS (NOTE 4)                             NINE MONTHS ENDED SEPTEMBER 30
                                                              ------------------------------
                                                                    1995          1994
                                                                    ----          ----

Net cash flow related to operating activities                     $12,280       $17,140

Cash flow related to investing activities:
     Acquisition of property, plant, and equipment                (16,048)      (13,230)
     Acquisition of Castex and Eagle                               (1,126)      (27,610)
     Proceeds from disposals of property, plant, and equipment      2,685         1,068
     Settlement of foreign currency hedging contracts                (691)         (465)
                                                                  -------       -------
  Net cash flow related to investing activities                   (15,180)      (40,237)

Cash flow related to financing activities:
     Net changes in current debt                                   (9,322)       28,961
     Issuance of long-term debt                                    15,727            --
     Principal payment from ESOP                                      450           409
     Proceeds from employee stock issues                            1,249         1,120
     Repurchase of common stock                                         0        (1,760)
     Dividends paid                                                (5,052)       (4,715)
                                                                 --------       -------
  Net cash flow related to financing activities                     3,052        24,015

Effect of exchange rate changes on cash                              (177)         (131)
                                                                 --------       -------

Net increase (decrease) in cash and cash equivalents                  (25)          787

Cash and cash equivalents at beginning of year                      1,851         2,675
                                                                 --------       -------

Cash and cash equivalents at end of third quarter                 $ 1,826       $ 3,462
                                                                 --------       -------
                                                                 --------       -------


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

(2)  Expenses

     Engineering, research and development, and bad debt expenses were charged to operations for the three and nine months ended September 30, 1995 and 1994, as follows:

                                                THREE MONTHS         NINE MONTHS
                                             ENDED SEPTEMBER 30   ENDED SEPTEMBER 30
                                             ------------------   ------------------
                                               1995      1994       1995      1994
                                               ----      ----       ----      ----
                                                         (In Thousands)

      Engineering, research and development    $3,146    $2,670    $9,193     $8,319
                                               ------    ------    ------     ------
                                               ------    ------    ------     ------
      Bad debts                                $   84    $  141    $  591     $  548
                                               ------    ------    ------     ------
                                               ------    ------    ------     ------

     The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

     1995 Engineering, Research and Development restated to exclude warranty administration expense, consistent with previous years.

(3)  Inventories

     Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at September 30, 1995, and December 31, 1994, is as follows:

                                         SEPTEMBER 30   DECEMBER 31
                                             1995           1994
                                         ------------   -----------
                                                (In Thousands)
      FIFO Inventories:
        Finished Goods                      $27,995       $21,491
        All Other                            32,363        26,174
      LIFO Adjustment                       (18,152)      (16,680)
                                            -------       -------
      LIFO Inventories                      $42,206       $30,985
                                            -------       -------
                                            -------       -------

     The category "All Other" includes production-related raw materials, parts and supplies, and work-in-process. The
     Company's accounting system does not permit a further breakdown of this category of inventories.

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Cash Flow

     Income taxes paid during the nine months ended September 30, 1995 and 1994, were $8,316,000 and $4,092,000, respectively.
     Interest costs paid during the nine months ended September
     30, 1995 and 1994, were $2,048,000 and $1,092,000,
     respectively.


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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Nine Months Ended September 30, 1995, and is incorporated in this Form 10-Q by reference.

TENNANT COMPANY
Quarterly Report - Form 10-Q



                   PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Item #   Description                      Method of Filing

      3i      Articles of Incorporation        Incorporated by reference to
                                               Exhibit 3i to the Company's
                                               Registration Statement No.
                                               000-04804, 1995 Second
                                               Quarter 10Q Filing, dated
                                               August 8, 1995.

      3ii     By-Laws                          Incorporated by reference to
                                               Exhibit 4.2 to the Company's
                                               Registration Statement No.
                                               33-59054, Form S-8, dated
                                               March 2, 1993.

      13.1    Text Portion of Report to        Filed herewith electronically.
              Shareholders for the Nine
              Months Ended September 30,
              1995


      27.1    Financial Data Schedule          Filed herewith electronically.

(b) Reports on Form 8-K

    A Form S-8 was filed August 22, 1995, reporting 1995 Stock Incentive Plan.

TENNANT COMPANY
Quarterly Report - Form 10-Q


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TENNANT COMPANY



Date:     11-9-95                    /s/  RICHARD A. SNYDER
     ---------------------------     -------------------------------
                                     Richard A. Snyder
                                     Vice President, Treasurer and
                                     Principal Financial Officer


Date:     11-9-95                    /s/  MAHEDI A. JIWANI
     ---------------------------     -------------------------------
                                     Mahedi A. Jiwani
                                     Corporate Controller and
                                     Principal Accounting Officer