Form 10-K405
period 1995-12-31
TENNANT CO
filed 1996-03-26
CIK 97134

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.  COMMISSION FILE NUMBER 0-4804

                                 TENNANT COMPANY

             INCORPORATED IN THE              EMPLOYER IDENTIFICATION
             STATE OF MINNESOTA                   NUMBER 41-0572550

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

     $133,451,688 is aggregate market value of common stock held by non-affiliates as of March 4, 1996.

                  9,988,450 shares outstanding at March 4, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE

1995 Annual Report to Shareholders - Part I (Partial), Part II (Partial), and
Part IV (Partial)
                         1996 Proxy - Part III (Partial)

                                 TENNANT COMPANY
                                      1995


                                  ANNUAL REPORT
                                    FORM 10-K
                  (PURSUANT TO SECURITIES EXCHANGE ACT OF 1934)

                                     PART I

Part I is included in the Tennant Company 1995 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 3 - "Legal Proceedings," of which there were no material legal proceedings pending, and Item 4 - "Submission of Matters to a Vote of Security Holders" during the fourth quarter, of which there were none.

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

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES

The Company, as described under "General Development of Business," has one business segment. The Company sells its products domestically and internationally. Appropriate financial information is provided in the Company's 1995 Annual Report to Shareholders, page 24, footnote 3. Nearly all of the Company's foreign investment in assets reside within Australia, Canada, Japan, Spain, The Netherlands, the United Kingdom, and Germany. While subject to increases or decreases in value over time due to foreign exchange rate movements, these investments are considered to be of low business risk.

PRINCIPAL PRODUCTS, MARKETS, AND DISTRIBUTION

Products consisting mainly of motorized cleaning equipment and related products, including floor cleaning and preservation products, are sold through a direct sales organization and independent distributors in North America, primarily through a direct sales organization in Australia, France, Spain, The Netherlands, Germany, and the United Kingdom, and through independent distributors in more than 60 foreign countries. Additional information pertaining to products and marketing methods is included in the 1995 Annual Report to Shareholders, pages 4, 5, 8, 10 and 12.

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

WORKING CAPITAL PRACTICES

The Company's working capital practices are described in the 1995 Annual Report to Shareholders, Management's Financial Discussion and Analysis, Financial Position section on pages 16 and 17.

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

PRODUCT RESEARCH AND DEVELOPMENT

The Company regularly commits what is believed to be an above-average amount of resources to product research and development. These amounts are reported on the Company's 1995 Annual Report to Shareholders, page 24, footnote 2. A description of product development is included in the 1995 Annual Report to Shareholders on pages 4, 5, 8, 10 and 12.

ENVIRONMENTAL PROTECTION

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect upon the Company's capital expenditures, earnings or competitive position.

EMPLOYMENT

Year-end employment is reported in the 1995 Annual Report to Shareholders on page 30.

EXECUTIVE OFFICERS OF THE REGISTRANT

Richard M. Adams, Vice President

     Richard M. Adams (48) joined the Company in 1974. Mr. Adams was elected Assistant Controller in 1983 and was named Corporate Controller in 1986, and Vice President in 1993. Mr. Adams is a Certified Public Accountant. The President and Chief Executive Officer of the Company, Roger L. Hale, is the first cousin of Mr. Adams. Mr. Adams is a director of Tennant Maintenance Systems, Ltd., Tennant Holding B.V., Tennant Europe B.V., Tennant Japan, Castex Incorporated, and Eagle Floor Care, Incorporated.

Bruce J. Borgerding, Deputy General Counsel and Corporate Secretary
     Bruce J. Borgerding (45) joined the Company in 1988 as Assistant General Counsel. He was named Deputy General Counsel and Corporate Secretary in 1995. Mr. Borgerding is a director of Tennant Maintenance Systems, Ltd., Tennant Holding B.V., Tennant Europe B.V., Tennant N.V., Tennant Japan, and an officer of Eagle Floor Care, Incorporated.

Paul E. Brunelle, Vice President

     Paul E. Brunelle (55) joined the Company in 1965. In 1987 he was elected Vice President of Personnel Resources. Prior to joining the
     Personnel Resources Department in 1985, he was General Manager of the Company's former Brazilian operations. Mr. Brunelle is the President of the Tennant Company Foundation and a director of Tennant N.V.

Janet M. Dolan, Senior Vice President and General Counsel

     Janet M. Dolan (46) joined the Company in 1986. Ms. Dolan was appointed General Counsel and Secretary in 1987, Vice President in 1990, and Senior Vice President in 1995. She is a director of Castex Incorporated.

Roger L. Hale, President and Chief Executive Officer

     Roger L. Hale (61) joined the Company in 1961. Mr. Hale was named Vice President in 1969 and elected a director in 1969. Mr. Hale was named President and Chief Operating Officer in 1975, and subsequently named Chief Executive Officer in 1976. He also is a director of Dayton Hudson Corporation and First Bank System, Inc.

Douglas R. Hoelscher, Senior Vice President

     Douglas R. Hoelscher (57) joined the Company in 1973. He was named Vice President in 1978 and Senior Vice President in 1995. He is a Registered Professional Engineer.

Mahedi A. Jiwani, Corporate Controller and Principal Accounting Officer

     Mahedi A. Jiwani (47) joined the Company in 1983 as a Financial Analyst. He was named Manager of Planning and Analysis in 1987, Assistant Controller in 1989, Corporate Controller in 1994, and Principal Accounting Officer in 1995. Mr. Jiwani is a Certified Public Accountant. He is a director of Castex Incorporated.

Keith D. Payden, Vice President

     Keith D. Payden (48) joined the Company in 1981. He was named Director, Information Services in 1987, Chief Information Officer in 1992, and Vice President in 1993.

Richard A. Snyder, Vice President, Treasurer and Chief Financial Officer

     Richard A. Snyder (56) joined the Company in 1981 as Controller. He was elected Treasurer and Chief Financial Officer in 1982 and named Vice President in 1985. Mr. Snyder is a Certified Public Accountant and a director of Tennant N.V.

William R. Strang, Vice President

     William R. Strang (60) joined the Company in 1969. He was named Director, Corporate Marketing in 1987 and Vice President, Corporate Marketing in 1992. Mr. Strang is a director of Tennant Europe B.V., Tennant Holding B.V., and Tennant Japan.

                                     PART II

Part II is included in the Tennant Company 1995 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 9, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure," of which there were none.

                                    PART III

Part III is included in the Tennant Company 1996 Proxy (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 13 - "Certain Relationships and Related Transactions," of which there were none, and Item 10 - "Directors and Executive Officers of the Registrant" as it relates to executive officers. Identification of executive officers is included in Part I of this Form 10-K Annual Report.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

A.   The following documents are filed as a part of this report:

     1.   Financial Statements

          The following consolidated financial statements and independent auditors' report are included on pages 18 through 29 of the Tennant Company 1995 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference:

          a. Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 1995 - page 18.

          b.   Consolidated Balance Sheets as of December 31, 1995 and 1994
               - page 19.

          c. Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1995 - page 20.

          d. Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1995 - page 21.

          e.   Independent Auditors' Report of KPMG Peat Marwick LLP - page
               22.

          f. Notes to Consolidated Financial Statements - pages 23 through 29.

  2.   Financial Statement Schedules

       All schedules are omitted as the required information is inapplicable or because the required information is presented in the Consolidated Financial Statements in the Tennant Company 1995 Annual Report to Shareholders.

  3.   Exhibits


Item #      Description                                  Method of Filing
------      -----------                                  ----------------
  3i        Articles of Incorporation                    Incorporated by reference to Exhibit 4.1 to the Company's Registration
                                                         Statement No. 33-62003, Form S-8, dated August 22, 1995.

  3ii       By-Laws                                      Incorporated by reference to Exhibit 4.2 to the Company's Registration
                                                         Statement No. 33-59054, Form S-8, dated March 2, 1993.

  10.1      Tennant Company 1988 Stock Incentive Plan    Incorporated by reference to Exhibit b.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

  10.2      Tennant Company 1992 Stock Incentive Plan    Incorporated by reference to Exhibit 4.4 to the Company's Registration
                                                         Statement No. 33-59054, Form S-8 dated March 2, 1993.

  10.3      Tennant Company Restricted Stock Plan        Incorporated by reference to Exhibit 4.5 to the Company's Registration
            for Nonemployee Directors                    Statement No. 33-59054, Form S-8, dated March 2, 1993.

  10.4      Tennant Company 1995 Stock Incentive Plan    Incorporated by reference to Exhibit 4.4 to the Company's Registration
                                                         Statement No. 33-62003, Form S-8, dated August 22, 1995.

  10.5      Tennant Company Restricted Stock Plan for    Incorporated by reference to Exhibit 10.2 to the Company's 1995 Second
            Nonemployee Directors, as amended and        Quarter 10-Q filing dated August 8, 1995.
            restated effective January 1, 1995


  10.6      Tennant Company Excess Benefit Plan,         Incorporated by reference to Exhibit 10.4 to the Company's Annual Report
            as amended and restated effective            on Form 10-K for the fiscal year ended December 31, 1994.
            January 1, 1994


  10.7      Management Agreement with Richard M. Adams   Incorporated by reference to Exhibit 10.6 to the Company's Annual Report
            dated December 10, 1993                      on Form 10-K for the fiscal year ended December 31, 1993.

  10.8      Management Agreement with Paul E. Brunelle   Incorporated by reference to Exhibit 10.7 to the Company's Annual Report
            dated December 8, 1987                       on Form 10-K for the fiscal year ended December 31, 1993.


  10.9      Amendment to Management Agreement with       Incorporated by reference to Exhibit 10.8 to the Company's Annual Report
            Paul E. Brunelle dated June 21, 1989         on Form 10-K for the fiscal year ended December 31, 1993.

  10.10     1993 Amendment to Management Agreement with  Incorporated by reference to Exhibit 10.9 to the Company's Annual Report
            Paul E. Brunelle dated December 10, 1993     on Form 10-K for the fiscal year ended December 31, 1993.

  10.11     Management Agreement with Janet M. Dolan     Incorporated by reference to Exhibit b.5 to the Company's Annual Report
            dated June 21, 1989                          on Form 10-K for the fiscal year ended December 31, 1992.

  10.12     1993 Amendment to Management Agreement with  Incorporated by reference to Exhibit 10.11 to the Company's Annual
            Janet M. Dolan dated December 10, 1993       Report on Form 10-K for the fiscal year ended December 31, 1993.

  10.13     Management Agreement with Roger L. Hale      Incorporated by reference to Exhibit b.8 to the Company's Annual Report
            dated March 10, 1987                         on Form 10-K for the fiscal year ended December 31, 1992.

  10.14     Amendment to Management Agreement with       Incorporated by reference to Exhibit b.9 to the Company's Annual Report
            Roger L. Hale dated June 21, 1989            on Form 10-K for the fiscal year ended December 31, 1992.

  10.15     1993 Amendment to Management Agreement with  Incorporated by reference to Exhibit 10.14 to the Company's Annual
            Roger L. Hale dated December 10, 1993        Report on Form 10-K for the fiscal year ended December 31, 1993.

  10.16     Management Agreement with Douglas R.         Incorporated by reference to Exhibit b.10 to the Company's Annual Report
            Hoelscher dated March 10, 1987               on Form 10-K for the fiscal year ended December 31, 1992.

  10.17     Amendment to Management Agreement with       Incorporated by reference to Exhibit b.11 to the Company's Annual Report
            Douglas R. Hoelscher dated June 21, 1989     on Form 10-K for the fiscal year ended December 31, 1992.

  10.18     1993 Amendment to Management Agreement with  Incorporated by reference to Exhibit 10.18 to the Company's Annual
            Douglas R. Hoelscher dated December 10, 1993 Report on Form 10-K for the fiscal year ended December 31, 1993.

  10.19     Management Agreement with Keith D. Payden    Incorporated by reference to Exhibit 10.19 to the Company's Annual
            dated December 10, 1993                      Report on Form 10-K for the fiscal year ended December 31, 1993.

  10.20     Management Agreement with Richard A. Snyder  Incorporated by reference to Exhibit b.12 to the Company's Annual Report
            dated March 10, 1987                         on Form 10-K for the fiscal year ended December 31, 1992.

  10.21     Amendment to Management Agreement with       Incorporated by reference to Exhibit b.13 to the Company's Annual Report
            Richard A. Snyder dated June 22, 1989        on Form 10-K for the fiscal year ended December 31, 1992.

  10.22     1993 Amendment to Management Agreement with  Incorporated by reference to Exhibit 10.22 to the Company's Annual
            Richard A. Snyder dated December 10, 1993    Report on Form 10-K for the fiscal year ended December 31, 1993.

  10.23     Management Agreement with William R. Strang  Incorporated by reference to Exhibit 10.23 to the Company's Annual
            dated December 10, 1993                      Report on Form 10-K for the fiscal year ended December 31, 1993.


  10.24     Asset Purchase Agreement dated January 27,   Incorporated by reference to Exhibit 2.1 to the Company's Current Report
            1994, between Tennant Company, Castex        on Form 8-K dated February 15, 1994.
            Industries, Inc., Wayne Investment Corp.
            and Wayne A. Streuer


  13.1      Portions of 1995 Annual Report to            Filed herewith electronically.
            Shareholders

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

  23.1      Independent Auditors' Consent                Filed herewith electronically.

  27.1      Financial Data Schedule                      Filed herewith electronically.



B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended December 31, 1995.

                              CROSS REFERENCE SHEET

Form 10-K                               Referenced                                        Location
---------                               ----------                                        --------
Part I, Item 1 - Business               1995 Annual Report to Shareholders                Exhibit 13.1
                                        a.   General                                      Pages 2, 3, 4, 5, 6, 8, 10 and 12
                                        b.   Lines of business, industry segments         Page 24, footnote 3
                                             and foreign and domestic operations
                                        c.   Working capital practices                    Pages 16 and 17
                                        d.   Product research and development             Pages 4, 5, 8, 10 and 12
                                                                                          Page 24, footnote 2
                                        e.   Employment                                   Page 30

Part I, Item 2 - Properties             1995 Annual Report to Shareholders                Exhibit 13.1
                                                                                          Page 25, footnote 7
                                                                                          Page 26, footnote 9
                                                                                          Inside back cover

Part II, Item 5 - Market for            1995 Annual Report to Shareholders                Exhibit 13.1
the Registrant's Common                 a.   Principal market                             Inside back cover
Equity and Related                      b.   Quarterly data                               Page 24, footnote 4
Shareholder Matters                                                                       Inside back cover
                                        c.   Number of shareholders                       Inside back cover
                                        d.   Dividends                                    Page 24, footnote 4
                                                                                          Inside back cover

Part II, Item 6 - Selected              1995 Annual Report to Shareholders                Exhibit 13.1
Financial Data                                                                            Pages 30 and 31

Part II, Item 7 - Management's          1995 Annual Report to Shareholders                Exhibit 13.1
Discussion and Analysis of                                                                Pages 14 to 17
Financial Condition and
Results of Operations

Part II, Item 8 - Financial             1995 Annual Report to Shareholders                Exhibit 13.1
Statements and Supplementary                                                              Pages 18 to 29
Data

Part III, Item 10 - Directors           1996 Proxy                                        Pages 4 to 6
and Executive Officers of the
Registrant

Part III, Item 11 - Executive           1996 Proxy                                        Pages 7 to 14
Compensation

Part III, Item 12 - Security            1996 Proxy                                        Pages 2 and 4
Ownership of Certain
Beneficial Owners and
Management


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY


By - /s/ Roger L. Hale

     Roger L. Hale, President,
     Chief Executive Officer,
     and Board of Directors

Date - March 26, 1996


By - /s/ Richard A. Snyder

     Richard A. Snyder
     Vice President, Treasurer, and
     Chief Financial Officer

Date - March 26, 1996


By - /s/ Mahedi A. Jiwani

     Mahedi A. Jiwani
     Corporate Controller and
     Principal Accounting Officer

Date - March 26, 1996


By - /s/ Arthur D. Collins, Jr.

     Arthur D. Collins, Jr.
     Board of Directors

Date - March 26, 1996


By - /s/ David C. Cox

     David C. Cox
     Board of Directors

Date - March 26, 1996


By - /s/ Andrew P. Czajkowski

     Andrew P. Czajkowski
     Board of Directors

Date - March 26, 1996


By - /s/ William A. Hodder

     William A. Hodder
     Board of Directors

Date - March 26, 1996


By - /s/ Delbert W. Johnson

     Delbert W. Johnson
     Board of Directors

Date - March 26, 1996


By - /s/ William I. Miller

     William I. Miller
     Board of Directors

Date - March 26, 1996


By - /s/ Arthur R. Schulze, Jr.

     Arthur R. Schulze, Jr.
     Board of Directors

Date - March 26, 1996