Form 10-Q
period 1996-03-31
TENNANT CO
filed 1996-05-14
CIK 97134

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934




                       For Quarter Ended March 31, 1996
                           Commission File No. 04804




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

The number of shares outstanding of Registrant's common stock, par value $.375, on March 31, 1996, was 10,021,292.

                                TENNANT COMPANY
                          Quarterly Report - Form 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)

                                               Three Months Ended March 31
                                               ---------------------------
                                                   1996          1995
                                                  -------       -------
EARNINGS (note 1)

Net sales                                         $76,823       $74,144
Less:
   Cost of sales (note 2)                          44,056        42,646
   Selling and administrative (note 2)             27,120        25,879
                                                  -------       -------
Profit from operations                              5,647         5,619
Other income and (expense)
   Net foreign currency gain (loss)                   188           144
   Interest income                                  1,034           997
   Interest expense                                  (712)         (570)
   Miscellaneous income (expense), net               (114)         (408)
                                                  -------       -------
      Total other income (expense)                    396           163
                                                  -------       -------
Earnings before income taxes                        6,043         5,782
Taxes on income                                     2,059         1,913
                                                  -------       -------
Net earnings                                      $ 3,984       $ 3,869
                                                  -------       -------
                                                  -------       -------
PER SHARE (note 5)

Net earnings                                      $   .40       $   .39
Dividends                                         $   .17       $   .17
Average number of shares                       10,008,300     9,892,200

                                                                     Page 2 of 7
TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
(Dollars in thousands)

                                 BALANCE SHEET

                                                                              (Condensed from Audited
                                                               (Unaudited)     Financial Statements)
ASSETS                                                        March 31, 1996     December 31, 1995
                                                              --------------  -----------------------
Cash and cash equivalents                                          $  2,676            $  4,247
Receivables                                                          68,909              76,961
  Less deferred income from sales finance charges                    (1,811)             (1,840)
  Less allowance for doubtful accounts                               (2,554)             (2,610)
                                                                 ----------          ----------
    Net receivables                                                  64,544              72,511
Inventories (note 3)                                                 45,014              40,702
Prepaid expenses                                                        854                 944
Deferred income taxes, current portion                                5,281               5,104
                                                                 ----------          ----------
  Total current assets                                              118,369             123,508

Property, plant, and equipment                                      139,096             137,213
  Less allowance for depreciation                                   (76,279)            (73,489)
                                                                 ----------          ----------
    Net property, plant, and equipment                               62,817              63,724
Net noncurrent installment accounts receivable                        7,398               7,510
Deferred income taxes, long-term portion                              1,545               1,545
Intangible assets                                                    18,744              18,859
Other assets                                                            681                 604
                                                                 ----------          ----------
  Total assets                                                     $209,554            $215,750
                                                                 ----------          ----------
                                                                 ----------          ----------
                                 LIABILITIES & SHAREHOLDERS' EQUITY

                                                                              (Condensed from Audited
                                                               (Unaudited)     Financial Statements)
LIABILITIES                                                   March 31, 1996     December 31, 1995
                                                              --------------  -----------------------
Current debt                                                       $ 16,113            $ 17,349
Accounts payable                                                     16,126              21,436
Accrued expenses                                                     19,567              22,938
                                                                 ----------          ----------
  Total current liabilities                                          51,806              61,723

Long-term debt                                                       23,118              23,149
Employee retirement-related benefits                                 16,592              16,177
Other long-term liabilities                                             380                 570
                                                                 ----------          ----------
  Total liabilities                                                  91,896             101,619

SHAREHOLDERS' EQUITY

Common stock (note 5)                                                 3,758               3,732
Additional paid-in capital (note 5)                                   4,822               3,166
Equity adjustment from foreign currency translation                   3,316               3,532
Common stock subscribed                                                  --                 694
Unearned restricted shares                                             (390)               (276)
Retained earnings                                                   118,682             116,396
Receivable from ESOP                                                (12,530)            (13,113)
                                                                 ----------          ----------
  Total shareholders' equity                                        117,658             114,131
                                                                 ----------          ----------
  Total liabilities and shareholders' equity                       $209,554            $215,750
                                                                 ----------          ----------
                                                                 ----------          ----------

                                                                     Page 3 of 7
TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)

                                                             Three Months Ended March 31
                                                             ---------------------------
STATEMENTS OF CASH FLOWS (Note 4)                                1996           1995
                                                               -------        -------
Net cash flow related to operating activities                  $ 3,072        $   737

Cash flow related to investing activities:
    Acquisition of property, plant, and equipment               (3,882)        (4,401)
    Acquisition of intangible assets                              (164)
    Acquisition of Castex and Eagle                                              (925)
    Proceeds from disposals of property, plant, and
     equipment                                                   1,043          1,825
    Settlement of foreign currency hedging contracts               210           (261)
                                                               -------        -------
  Net cash flow related to investing activities                 (2,793)        (3,762)

Cash flow related to financing activities:
    Net changes in current debt                                 (1,127)          (772)
    Issuance of long-term debt                                      --          5,000
    Principal payment from ESOP                                    495            450
    Proceeds from employee stock issues                            450            409
    Repurchase of common stock                                      --             --
    Dividends paid                                              (1,698)        (1,679)
                                                               -------        -------
  Net cash flow related to financing activities                 (1,880)         3,408

Effect of exchange rate changes on cash                             30           (121)
                                                               -------        -------
Net increase (decrease) in cash and cash equivalents            (1,571)           262

Cash and cash equivalents at beginning of year                   4,247          1,851
                                                               -------        -------
Cash and cash equivalents at end of first quarter              $ 2,676        $ 2,113
                                                               -------        -------
                                                               -------        -------

                                                                     Page 4 of 7
TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Company's Summary of Significant Accounting Policies and other Related Data and Summary of Stock Plans, Bonuses, and Profit Sharing is included in the Company's 1995 Annual Report filed as Exhibit 13.1 to the Company's annual filing on Form 10-K and is incorporated in this Form 10-Q by reference.

(2)  Expenses

     Engineering, research and development, and bad debt expenses were charged to operations for the three months ended March 31, 1996 and 1995, as follows:

                                                  1996        1995
                                                 ------      ------
                                                   (In Thousands)
Engineering, research and development            $3,112      $2,900
                                                 ------      ------
                                                 ------      ------
Bad debts                                        $  199      $  494
                                                 ------      ------
                                                 ------      ------

     The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

     Amounts differ from 1995 10-Q report due to the reclassification of expenses.

(3)  Inventories

     Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at March 31, 1996, and December 31, 1995, is as follows:

                                      March 31        December 31
                                        1996             1995
                                      --------        -----------
                                           (In Thousands)
FIFO Inventories:
     Finished Goods                   $ 31,695          $ 28,146
     All Other                          31,824            30,406
LIFO Adjustment                        (18,505)          (17,850)
                                      --------          --------
LIFO Inventories                      $ 45,014          $ 40,702
                                      --------          --------
                                      --------          --------

     The category "All Other" includes production-related raw materials, parts and supplies, and work-in-process. The Company's accounting system does not permit a further breakdown of this category of inventories.

(4)  Cash Flow

     Income taxes paid during the three months ended March 31, 1996 and 1995, were $443,000 and $1,323,000, respectively. Interest costs paid during the three months ended March 31, 1996, and 1995, were $694,000 and $696,000, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Three Months Ended March 31, 1996, and is incorporated in this Form 10-Q by reference.

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

      3ii   By-Laws                              Incorporated by reference to
                                                 Exhibit 4.2 to the Company's
                                                 Registration Statement No. 33-
                                                 59054, Form S-8, dated March 2,
                                                 1993.

     13.1    Text Portion of Report to           Filed herewith electronically.
             Shareholders for the Three
             Months Ended March 31, 1996.

     27.1    Financial Data Schedule.            Filed herewith electronically.


(b)  Reports on Form 8-K

     There were no reports filed on Form 8K filed for the quarter ended March 31, 1996.

                                                                     Page 7 of 7
TENNANT COMPANY
Quarterly Report - Form 10-Q



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         TENNANT COMPANY



Date: 5/14/96                        /s/ Richard A. Snyder
      ------------------             --------------------------------
                                     Richard A. Snyder
                                     Vice President, Treasurer and
                                     Chief Financial Officer



Date: 5/14/96                        /s/ Mahedi A. Jiwani
      ------------------             --------------------------------
                                     Mahedi A. Jiwani
                                     Corporate Controller and
                                     Principal Accounting Officer