Form 10-Q
period 1996-06-30
TENNANT CO
filed 1996-08-05
CIK 97134

     FORM 10-Q

                               SECURITIES AND EXCHANGE COMMISSION

                                     Washington, D.C. 20549

                           Quarterly Report Under Section 13 or 15 (d)
                             of the Securities Exchange Act of 1934






                                 For Quarter Ended June 30, 1996
                                    Commission File No. 04804





                                         TENNANT COMPANY


Incorporated in Minnesota                              IRS Emp Id No. 410572550


                                      701 North Lilac Drive
                                          P.O. Box 1452
                                  Minneapolis, Minnesota 55440
                                   Telephone No. 612-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant's common stock, par value $.375, on June 30, 1996, was 10,054,166.

                                 TENNANT COMPANY
                          Quarterly Report - Form 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (Unaudited) (Dollars in thousands)


                                                         Three Months Ended June 30      Six Months Ended June 30
                                                                 ------------                  ------------
                                                             1996            1995            1996            1995
                                                        ------------    ------------    ------------    ------------
EARNINGS (note 1)

Net sales ..........................................   $     86,794    $     82,797    $    163,617    $    156,941
Less:
     Cost of sales (note 2) ........................         51,004          47,009          95,060          89,655
     Selling and administrative (note 2) ...........         28,020          28,016          55,140          53,895
                                                        ------------    ------------    ------------    ------------
Profit from operations .............................          7,770           7,772          13,417          13,391
Other income and (expense)
     Net foreign currency gain (loss) ..............           (148)            (21)             40             123
     Interest income ...............................          1,068           1,068           2,102           2,066
     Interest expense ..............................           (640)           (569)         (1,352)         (1,141)
     Miscellaneous income (expense), net ...........           (200)           (325)           (314)           (732)
                                                       ------------    ------------    ------------    ------------
         Total other income (expense) ..............             80             153             476             316
                                                       ------------    ------------    ------------    ------------
Earnings before income taxes .......................          7,850           7,925          13,893          13,707
Taxes on income ....................................          2,685           2,647           4,744           4,560
                                                       ------------    ------------    ------------    ------------

Net earnings .......................................   $      5,165    $      5,278    $      9,149    $      9,147
                                                       ============    ============    ============    ============


PER SHARE (note 5)

Net earnings .......................................   $        .51    $        .53    $        .91    $        .92
Dividends ..........................................   $        .17    $        .17    $        .34    $        .34
Average number of shares ...........................     10,036,300       9,907,700      10,022,300       9,900,000

TENNANT COMPANY
Quarterly Report - Form 10-Q

Item 1 - Financial Statements (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
(Dollars in thousands)

                                  BALANCE SHEET

                                                                                           (Condensed from Audited
                                                                   (Unaudited)              Financial Statements)
ASSETS                                                            June 30, 1996               December 31, 1995
                                                                  -------------               -----------------

Cash and cash equivalents                                            $    2,686                   $    4,247
Receivables                                                              70,891                       76,961
     Less deferred income from sales finance charges                     (1,800)                      (1,840)
     Less allowance for doubtful accounts                                (2,499)                      (2,610)
                                                                    -----------                  -----------
         Net receivables                                                 66,592                       72,511
Inventories (note 3)                                                     40,833                       40,702
Prepaid expenses                                                          1,029                          944
Deferred income taxes, current portion                                    5,128                        5,104
                                                                    -----------                  -----------
     Total current assets                                               116,268                      123,508

Property, plant, and equipment                                          143,176                      137,213
     Less allowance for depreciation                                    (78,264)                     (73,489)
                                                                     ----------                   ----------
         Net property, plant, and equipment                              64,912                       63,724
Net noncurrent installment accounts receivable                            7,349                        7,510
Deferred income taxes, long-term portion                                  1,546                        1,545
Intangible assets                                                        18,420                       18,859
Other assets                                                                582                          604
                                                                   ------------                  -----------
     Total assets                                                      $209,077                     $215,750
                                                                       ========                     ========

                       LIABILITIES & SHAREHOLDERS' EQUITY
                                                                                           (Condensed from Audited
                                                                   (Unaudited)              Financial Statements)
LIABILITIES                                                       June 30, 1996               December 31, 1995
                                                                  -------------               -----------------
Current debt                                                         $   10,299                   $   17,349
Accounts payable                                                         15,111                       21,436
Accrued expenses                                                         21,847                       22,938
                                                                      ---------                    ---------
     Total current liabilities                                           47,257                       61,723

Long-term debt                                                           23,083                       23,149
Employee retirement-related benefits                                     16,997                       16,177
Other long-term liabilities                                                 380                          570
                                                                    -----------                  -----------
     Total liabilities                                                   87,717                      101,619

SHAREHOLDERS' EQUITY

Common stock (note 5)                                                     3,770                        3,732
Additional paid-in capital (note 5)                                       5,646                        3,166
Equity adjustment from foreign currency translation                       2,907                        3,532
Common stock subscribed                                                      --                          694
Unearned restricted shares                                                 (660)                        (276)
Retained earnings                                                       122,139                      116,396
Receivable from ESOP                                                    (12,442)                     (13,113)
                                                                     -----------                  ----------
     Total shareholders' equity                                         121,360                      114,131
                                                                      ---------                    ---------
     Total liabilities and shareholders' equity                        $209,077                     $215,750
                                                                       ========                     ========


TENNANT COMPANY
Quarterly Report - Form 10-Q

Item 1 - Financial Statements (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)

STATEMENTS OF CASH FLOWS (note 4)

                                                                                         Six Months Ended June 30
                                                                                       ------------------------
                                                                                      1996                  1995
                                                                                      ----                  ----

Net cash flow related to operating activities                                        $ 16,015              $  3,259

Cash flow related to investing activities:
         Acquisition of property, plant, and equipment                                (11,093)              (11,295)
         Acquisition of intangible assets                                                (179)                   --
         Acquisition of Castex and Eagle                                                   --                (1,125)
         Proceeds from disposals of property, plant, and equipment                      1,920                 2,204
         Settlement of foreign currency hedging contracts                                 313                  (681)
                                                                                    ---------             ---------
     Net cash flow related to investing activities                                     (9,039)              (10,897)

Cash flow related to financing activities:
         Net changes in current debt                                                   (6,712)               (5,339)
         Issuance of long-term debt                                                        --                15,727
         Principal payment from ESOP                                                      495                   450
         Proceeds from employee stock issues                                              895                   826
         Dividends paid                                                                (3,406)               (3,364)
                                                                                      -------               -------
     Net cash flow related to financing activities                                     (8,728)                8,300

Effect of exchange rate changes on cash                                                   191                  (215)
                                                                                     --------              --------

Net increase (decrease) in cash and cash equivalents                                   (1,561)                  447

Cash and cash equivalents at beginning of year                                          4,247                 1,851
                                                                                      -------               -------

Cash and cash equivalents at end of second quarter                                     $2,686                $2,298
                                                                                       ======                ======

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

(2)    Expenses

       Engineering, research and development, and bad debt expenses were charged to operations for the three and six months ended June 30, 1996 and 1995, as follows:

                                                            Three Months                  Six Months
                                                            Ended June 30                Ended June 30
                                                            -------------                -------------
                                                        1996          1995           1996           1995
                                                        ----          ----           ----           ----
                                                                        (In Thousands)

Engineering, research and development                 $3,164        $3,147         $6,276         $6,047
                                                       ======        ======         ======         ======

Bad debts                                             $ 322          $ 13           $ 521         $ 507
                                                       =====          ====           =====         =====

       The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

       Amounts differ from 1995 10-Q report due to the reclassification of expenses.

(3)    Inventories

       Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at June 30, 1996, and December 31, 1995, is as follows:

                                                                      June 30              December 31
                                                                        1996                     1995
                                                                        ----                     ----
                                                                              (In Thousands)

FIFO Inventories:
       Finished Goods                                                   $29,910                $28,146
       All Other                                                         29,427                 30,406
LIFO Adjustment                                                         (18,504)               (17,850)
                                                                       ---------              --------
LIFO Inventories                                                        $40,833                $40,702
                                                                        =======                =======

       The category "All Other" includes production-related raw materials, parts and supplies, and work-in-process. The Company's accounting system does not permit a further breakdown of this category of inventories.

TENNANT COMPANY
Quarterly Report - Form 10-Q


Item 1 - Financial Statements (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4)     Cash Flow

       Income taxes paid during the six months ended June 30, 1996 and 1995, were $3,137,000 and $5,195,000, respectively. Interest costs paid during the six months ended June 30, 1996 and 1995, were $1,337,000 and $1,204,000, respectively.

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


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Six Months Ended June 30, 1996, and is incorporated in this Form 10-Q by reference.

TENNANT COMPANY
Quarterly Report - Form 10-Q



                           PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders
     At the Annual Shareholders' Meeting held on May 2, 1996, the following matters were submitted to vote:

(a)    Election of Directors

       Roger L. Hale was elected to serve a three-year term as a director of the Company. Out of 9,055,545 common shares represented, 7,517,833 voted in favor and 1,537,712 withheld.

       Delbert W. Johnson was elected to serve a three-year term as a director of the Company. Out of 9,055,545 common shares represented, 7,531,969 voted in favor and 1,523,576 withheld.

       Arthur R. Schulze, Jr. resigned from his position as director of the company on 5/2/96.

       The following directors each continued their term of office after the meeting:

       David C. Cox
       Arthur D. Collins, Jr.
       Andrew P. Czajkowski
       William A. Hodder
       William I. Miller


(b)    Appointment of KPMG Peat Marwick as Auditors

       The appointment of KPMG Peat Marwick as independent auditors of the Company was approved. Out of 9,055,545 common shares represented, 8,931,801 voted in favor, 39,498 against, and 84,246 abstained.

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

        3ii          By-Laws                      Incorporated by reference to
                                                  Exhibit 4.2 to the Company's
                                                  Registration Statement No.
                                                  33-59054, Form S-8, dated
                                                  March 2, 1993.

       13.1          Text Portion of Report to    Filed herewith electronically.
                     Shareholders for the Six
                     Months Ended June 30, 1996

       27.1          Financial Data Schedule      Filed herewith electronically.

(b)    Reports on Form 8-K

       There were no reports filed on Form 8K filed for the quarter ended June 30, 1996.

TENNANT COMPANY
Quarterly Report - Form 10-Q



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                 TENNANT COMPANY



Date:  8/5/96                                  /s/ Richard A. Snyder
     ------------------                        --------------------------------
                                               Richard A. Snyder
                                               Vice President, Treasurer and
                                               Chief Financial Officer



Date:  8/5/96                                  /s/ Mahedi A. Jiwani
     ------------------                        --------------------------------
                                               Mahedi A. Jiwani
                                               Corporate Controller and
                                               Principal Accounting Officer