Form 10-Q
period 1996-09-30
TENNANT CO
filed 1996-11-13
CIK 97134

                                   FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934






                    For Quarter Ended September 30, 1996
                          Commission File No. 04804





                               TENNANT COMPANY


       Incorporated in Minnesota         IRS Emp Id No. 410572550


                            701 North Lilac Drive
                                P.O. Box 1452
                         Minneapolis, Minnesota  55440
                          Telephone No. 612-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                       --------   --------

The number of shares outstanding of Registrant's common stock, par value $.375 on September 30, 1996, was 10,022,459.

                               TENNANT COMPANY
                         Quarterly Report - Form 10-Q

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)


                                                Three Months                  Nine Months
                                             Ended September 30             Ended September 30
                                           ----------------------       -----------------------
EARNINGS (note 1)                           1996           1995          1996            1995
                                           -------        -------       --------       --------
Net sales                                  $83,816        $77,761       $247,433       $234,702
Less:
  Cost of sales (note 2)                    49,619         44,279        144,679        133,934
  Selling and administrative (note 2)       26,691         26,208         81,831         80,103
                                           -------        -------       --------       --------
Profit from operations                       7,506          7,274         20,923         20,665
Other income (expense)
  Net foreign currency gain (loss)              --           (199)            40            (78)
  Interest income                            1,059          1,045          3,161          3,109
  Interest expense                            (575)          (715)        (1,927)        (1,853)
  Miscellaneous income (expense), net         (311)          (411)          (625)        (1,142)
                                           -------        -------       --------       --------
    Total other income (expense)               173           (280)           649             36
                                           -------        -------       --------       --------
Earnings before income taxes                 7,679          6,994         21,572         20,701
Taxes on Income                              2,669          2,360          7,413          6,920
                                           -------        -------       --------       --------
Net earnings                              $  5,010       $  4,634      $  14,159      $  13,781
                                           -------        -------       --------       --------
                                           -------        -------       --------       --------
PER SHARE (note 5)

Net earnings                                $  .50         $  .47        $  1.41        $  1.39
Dividends                                   $  .17         $  .17         $  .51         $  .51
Average number of shares                10,044,900      9,923,200     10,030,000      9,907,900


TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
(Dollars in thousands)

                                     BALANCE SHEET




                                                                               (Condensed from Audited
                                                        (Unaudited)              Financial Statements)
                 ASSETS                               September 30, 1996           December 31, 1995
                                                      ------------------        ----------------------


Cash and cash equivalents                                $       5,941                $       4,247
Receivables                                                     68,706                       76,961
   Less deferred income from sales finance charges              (1,781)                      (1,840)
   Less allowance for doubtful accounts                         (2,341)                      (2,610)
                                                         -------------                -------------
      Net receivables                                           64,584                       72,511
Inventories (note 3)                                            39,168                       40,702
Prepaid expenses                                                   990                          944
Deferred income taxes, current portion                           5,099                        5,104
                                                         -------------                -------------
    Total current assets                                       115,782                      123,508

Property, plant, and equipment                                 146,459                      137,213
   Less allowance for depreciation                             (81,003)                     (73,489)
                                                         -------------                -------------
     Net property, plant, and equipment                         65,456                       63,724
Net noncurrent installment accounts receivable                   7,350                        7,510
Deferred income taxes, long-term portion                         1,546                        1,545
Intangible assets                                               18,089                       18,859
Other assets                                                       627                          604
                                                         -------------                -------------
    Total assets                                         $     208,850                $     215,750
                                                         -------------                -------------
                                                         -------------                -------------

 LIABILITIES & SHAREHOLDERS' EQUITY


                                                                               (Condensed from Audited
                                                        (Unaudited)              Financial Statements)
                                                      September 30, 1996           December 31, 1995
                                                      ------------------        ----------------------



Current debt                                             $       4,063                $      17,349
Accounts payable                                                14,853                       21,436
Accrued expenses                                                24,003                       22,938
                                                         -------------                -------------
    Total current liabilities                                   42,919                       61,723

Long-term debt                                                  23,134                       23,149
Employee retirement-related benefits                            17,525                       16,177
Other long-term liabilities                                        380                          570
                                                         -------------                -------------
    Total liabilities                                           83,958                      101,619

SHAREHOLDERS' EQUITY

Common stock (note 5)                                            3,758                        3,732
Additional paid-in capital (note 5)                              4,932                        3,166
Equity adjustment from foreign currency translation              3,451                        3,532
Common stock subscribed                                            204                          694
Unearned restricted shares                                        (541)                        (276)
Retained earnings                                              125,443                      116,396
Receivable from ESOP                                           (12,355)                     (13,113)
                                                         -------------                -------------
    Total shareholders' equity                                 124,892                      114,131
                                                         -------------                -------------
    Total liabilities and shareholders' equity           $     208,850                $     215,750
                                                         -------------                -------------
                                                         -------------                -------------


TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)


STATEMENTS OF CASH FLOWS (note 4)                               Nine Months Ended September 30
                                                                ------------------------------
                                                                      1996            1995
                                                                  -----------      ----------

Net cash flow related to operating activities                      $   31,870      $   12,280

Cash flow related to investing activities:
        Acquisition of property, plant, and equipment                 (15,862)        (16,048)
        Acquisition of intangible assets                                 (180)
        Acquisition of Castex and Eagle                                    --          (1,126)
        Proceeds from disposals of property, plant, and equipment       2,715           2,685
        Settlement of foreign currency hedging contracts                  396            (691)
                                                                   ----------      ----------
   Net cash flow related to investing activities                      (12,931)        (15,180)

Cash flow related to financing activities:
        Net changes in current debt                                   (13,086)         (9,322)
        Issuance of long-term debt                                         --          15,727
        Principal payment from ESOP                                       495             450
        Proceeds from employee stock issues                             1,336           1,249
        Repurchase of common stock                                       (963)              0
        Dividends paid                                                 (5,112)         (5,052)
                                                                   ----------      ----------
   Net cash flow related to financing activities                      (17,330)          3,052

Effect of exchange rate changes on cash                                    86            (177)
                                                                   ----------      ----------

Net increase (decrease) in cash and cash equivalents                    1,695             (25)

Cash and cash equivalents at beginning of year                          4,247           1,851
                                                                   ----------      ----------

Cash and cash equivalents at end of third quarter                  $    5,942      $    1,826
                                                                   ----------      ----------
                                                                   ----------      ----------


                                                                   Page 5 of 8
TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented.

The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

(1) The Company's Summary of Significant Accounting Policies and other Related Data and Summary of Stock Plans, Bonuses, and Profit Sharing is included in the Company's 1995 Annual Report filed as Exhibit 13.1 to the Company's annual filing on Form 10-K and is incorporated in this Form 10-Q by reference.

(2)  Expenses

     Engineering, research and development, and bad debt expenses were charged to operations for the three and nine months ended September 30, 1996 and 1995, as follows:

                                                     Three Months           Nine Months
                                                  Ended September 30     Ended September 30
                                                  ------------------     ------------------
                                                   1996        1995       1996        1995
                                                  ------      ------     ------      ------
                                                                (In Thousands)

     Engineering, research and development        $ 2,962    $ 3,146     $ 9,238    $ 9,193
                                                  -------    -------     -------    -------
                                                  -------    -------     -------    -------
     Bad debts                                    $   146    $    84     $   667    $   591
                                                  -------    -------     -------    -------
                                                  -------    -------     -------    -------


     The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

(3)  Inventories

     Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at September 30, 1996, and December 31, 1995, is as follows:



                                        September 30         December 31
                                            1996                 1995
                                        ------------         -----------
                                                 (In Thousands)

     FIFO Inventories:
         Finished Goods                  $  28,879           $   28,146
         All Other                          28,793               30,406
     LIFO Adjustment                       (18,504)             (17,850)
                                         ---------           ----------
     LIFO Inventories                    $  39,168           $   40,702
                                         ---------           ----------
                                         ---------           ----------

     The category "All Other" includes production-related raw materials, parts and supplies, and work-in-process. The Company's accounting system does not permit a further breakdown of this category of inventories.

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Cash Flow

     Income taxes paid during the nine months ended September 30, 1996 and 1995, were $5,848,000 and $8,316,000, respectively. Interest costs paid during the nine months ended September 30, 1996 and 1995, were $1,900,686 and $2,048,000, respectively.

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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Nine Months Ended September 30, 1996, and is incorporated in this Form 10-Q by reference.

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

     3ii      By-Laws                            Incorporated by reference to
                                                 Exhibit 4.2 to the Company's
                                                 Registration Statement
                                                 No. 33-59054, Form S-8,
                                                 dated March 2, 1993.

     13.1    Text Portion of Report to           Filed herewith electronically.
             Shareholders for the Nine
             Months Ended September 30,
             1996

     27.1    Financial Data Schedule             Filed herewith electronically.

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended September 30, 1996.

TENNANT COMPANY
Quarterly Report - Form 10-Q



                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     TENNANT COMPANY



Date:
     -----------------------         ------------------------------
                                     Richard A. Snyder
                                     Vice President, Treasurer and
                                     Principal Financial Officer


Date:
     -----------------------         ------------------------------
                                     Mahedi A. Jiwani
                                     Corporate Controller and
                                     Principal Accounting Officer