Form 10-K405
period 1996-12-31
TENNANT CO
filed 1997-03-25
CIK 97134

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549


                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.  COMMISSION FILE NUMBER 0-4804

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

          $216,134,393 is aggregate market value of common stock held by non-affiliates as of March 10, 1997.

                10,000,229 shares outstanding at March 10, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

 1996 Annual Report to Shareholders - Part I (Partial), Part II (Partial), and
                               Part IV (Partial)
                        1997 Proxy - Part III (Partial)

                                TENNANT COMPANY
                                     1996

                                 ANNUAL REPORT
                                   FORM 10-K
                 (PURSUANT TO SECURITIES EXCHANGE ACT OF 1934)

                                    PART I


Part I is included in the Tennant Company 1996 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 3 - "Legal Proceedings," of which there were no material legal proceedings pending, and Item 4 - "Submission of Matters to a Vote of Security Holders" during the fourth quarter, of which there were none.

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

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES

The Company, as described under "General Development of Business," has one business segment. The Company sells its products domestically and internationally. Appropriate financial information is provided in the Company's 1996 Annual Report to Shareholders, page 24, footnote 3. Nearly all of the Company's foreign investment in assets reside within Australia, Canada, Japan, Spain, The Netherlands, the United Kingdom, France, and Germany. While subject to increases or decreases in value over time due to foreign exchange rate movements, these investments are considered to be of low business risk.

PRINCIPAL PRODUCTS, MARKETS, AND DISTRIBUTION

Products consisting mainly of motorized cleaning equipment and related products, including floor cleaning and preservation products, are sold through a direct sales organization and independent distributors in North America, primarily through a direct sales organization in Australia, France, Spain, The Netherlands, Germany, and the United Kingdom, and through independent distributors in more than 40 foreign countries. Additional information pertaining to products and marketing methods is included in the 1996 Annual Report to Shareholders, pages 4, 5, 6, 7, 8, 9, 10, 11 and 13.

RAW MATERIALS AND PURCHASED COMPONENTS

The Company has not experienced any significant or unusual problems in the purchase of raw materials or other product components and is not disproportionately dependent upon any single source or supply. The Company has some sole-source vendors for certain components, primarily for automotive and plastic parts. A disruption in supply from such vendors may cause a short-term disruption in the Company's operations. However, the Company believes that it can find alternate sources in the event there is a disruption in supply from such vendors.

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

WORKING CAPITAL PRACTICES

The Company's working capital practices are described in the 1996 Annual Report to Shareholders, Management's Financial Discussion and Analysis, Financial Position section on pages 16 and 17.

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

PRODUCT RESEARCH AND DEVELOPMENT

The Company regularly commits what is believed to be an above-average amount of resources to product research and development. These amounts are reported on the Company's 1996 Annual Report to Shareholders, page 24, footnote 2. A description of product development is included in the 1996 Annual Report to Shareholders on pages 4, 5, 6, 7, 8, 9, 10, 11 and 13.

ENVIRONMENTAL PROTECTION

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect upon the Company's capital expenditures, earnings or competitive position.

EMPLOYMENT

Year-end employment is reported in the 1996 Annual Report to Shareholders on page 30.

EXECUTIVE OFFICERS OF THE REGISTRANT

Richard M. Adams, Vice President

  Richard M. Adams (49) joined the Company in 1974. Mr. Adams was elected Assistant Controller in 1983 and was named Corporate Controller in 1986, and Vice President in 1993. Mr. Adams is a Certified Public Accountant. The President and Chief Executive Officer of the Company, Roger L. Hale, is the first cousin of Mr. Adams. Mr. Adams is a director of Tennant Maintenance Systems, Ltd., Tennant Holding B.V., Tennant Europe B.V., Tennant Japan, Castex Incorporated, and Eagle Floor Care, Incorporated.

Bruce J. Borgerding, Deputy General Counsel and Corporate Secretary

  Bruce J. Borgerding (46) joined the Company in 1988 as Assistant General Counsel. He was named Deputy General Counsel and Corporate Secretary in 1995. Mr. Borgerding is a director of Tennant Maintenance Systems, Ltd., Tennant Holding B.V., Tennant Europe B.V., Tennant N.V., Tennant Japan, and an officer of Eagle Floor Care, Incorporated.

Paul E. Brunelle, Vice President

  Paul E. Brunelle (56) joined the Company in 1965. In 1987 he was elected Vice President of Personnel Resources. Prior to joining the Personnel Resources Department in 1985, he was General Manager of the Company's former Brazilian operations. Mr. Brunelle is the President of the Tennant Company Foundation and a director of Tennant N.V.

Janet M. Dolan, Executive Vice President

  Janet M. Dolan (47) joined the Company in 1986. Ms. Dolan was appointed General Counsel and Secretary in 1987, Vice President in 1990, Senior Vice President in 1995, and Executive Vice President in 1996. She is a director of Castex Incorporated. She is also a director of Donaldson Company, Inc.

Roger L. Hale, President and Chief Executive Officer

  Roger L. Hale (62) joined the Company in 1961. Mr. Hale was named Vice President in 1969 and elected a director in 1969. Mr. Hale was named President and Chief Operating Officer in 1975, and subsequently named Chief Executive Officer in 1976. He also is a director of Dayton Hudson Corporation and First Bank System, Inc.

Douglas R. Hoelscher, Senior Vice President

  Douglas R. Hoelscher (58) joined the Company in 1973. He was named Vice President in 1978 and Senior Vice President in 1995. He is a Registered Professional Engineer.

Mahedi A. Jiwani, Corporate Controller and Principal Accounting Officer

  Mahedi A. Jiwani (48) joined the Company in 1983 as a Financial Analyst. He was named Manager of Planning and Analysis in 1987, Assistant Controller in 1989, Corporate Controller in 1994, and Principal Accounting Officer in 1995. Mr. Jiwani is a Certified Public Accountant. He is a director of Castex Incorporated.

Keith D. Payden, Vice President

  Keith D. Payden (49) joined the Company in 1981. He was named Director, Information Services in 1987, Chief Information Officer in 1992, and Vice President in 1993.

Richard A. Snyder, Vice President, Treasurer and Chief Financial Officer

  Richard A. Snyder (57) joined the Company in 1981 as Controller. He was elected Treasurer and Chief Financial Officer in 1982 and named Vice President in 1985. Mr. Snyder is a Certified Public Accountant. He is a director of Tennant N.V.

William R. Strang, Vice President

  William R. Strang (61) joined the Company in 1969. He was named Director, Corporate Marketing in 1987 and Vice President, Corporate Marketing in 1992. Mr. Strang is a director of Tennant Europe B.V., Tennant Holding B.V., and Tennant Japan.

Steven K. Weeks, Vice President

  Steven K. Weeks (41) joined the Company in 1984. He was named Manager, Global New Business and Marketing Development in 1993, Director of Marketing in 1994, and Vice President, Customer Solutions in 1996.

                                    PART II

Part II is included in the Tennant Company 1996 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 9, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure," of which there were none.

                                   PART III

Part III is included in the Tennant Company 1997 Proxy (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 13 - "Certain Relationships and Related Transactions," of which there were none, and Item 10 - "Directors and Executive Officers of the Registrant" as it relates to executive officers. Identification of executive officers is included in Part I of this Form 10-K Annual Report.

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

A.   The following documents are filed as a part of this report:

  1. Financial Statements

          The following consolidated financial statements and independent auditors' report are included on pages 18 through 29 of the Tennant Company 1996 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference:

         a. Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 1996 - page 18.

         b. Consolidated Balance Sheets as of December 31, 1996 and 1995 - page 19.

         c. Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996 - page 20.

         d. Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1996 - page 21.

         e.   Independent Auditors' Report of KPMG Peat Marwick LLP - page 22.

         f.   Notes to Consolidated Financial Statements - pages 23 through 29.

  2. Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts
         (Dollars in Thousands)

                                             Additions
                                Balance at  charged to   Deductions
 Allowance for doubtful          beginning   costs and         from  Balance at
 accounts                          of year    expenses  reserves(1) end of year
-------------------------------------------------------------------------------
 Year ended December 31, 1996        2,611       1,160        1,265       2,506

 Year ended December 31, 1995        2,609         803          801       2,611

 Year ended December 31, 1994        1,495       1,088         (26)       2,609

         (1) Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.

         All other schedules are omitted as the required information is inapplicable or because the required information is presented in the Consolidated Financial Statements in the Tennant Company 1996 Annual Report to Shareholders.

  3. Exhibits

 Item #  Description                       Method of Filing
 ------  -----------                       ----------------
 3i      Articles of Incorporation         Incorporated by reference to
                                           Exhibit 4.1 to the Company's
                                           Registration Statement No. 33-
                                           62003, Form S-8, dated August 22,
                                           1995.

 3ii     By-Laws                           Incorporated by reference to
                                           Exhibit 4.2 to the Company's
                                           Registration Statement No. 33-
                                           59054, Form S-8, dated March 2,
                                           1993.

 10.1    Tennant Company 1988 Stock        Incorporated by reference to
         Incentive Plan                    Exhibit b.1 to the Company's Annual
                                           Report on Form 10-K for the fiscal
                                           year ended December 31, 1992.

 10.2    Tennant Company 1992 Stock        Incorporated by reference to
         Incentive Plan                    Exhibit 4.4 to the Company's
                                           Registration Statement No. 33-
                                           59054, Form S-8 dated March 2,
                                           1993.

 10.3    Tennant Company Restricted        Incorporated by reference to
         Stock Plan for Nonemployee        Exhibit 4.5 to the Company's
         Directors                         Registration Statement No. 33-
                                           59054, Form S-8, dated March 2,
                                           1993.

 10.4    Tennant Company 1995 Stock        Incorporated by reference to
         Incentive Plan                    Exhibit 4.4 to the Company's
                                           Registration Statement No. 33-
                                           62003, Form S-8, dated August 22,
                                           1995.

 10.5    Tennant Company Restricted        Incorporated by reference to
         Stock Plan for Nonemployee        Exhibit 10.2 to the Company's 1995
         Directors, as amended and         Second Quarter 10-Q filing dated
         restated effective January 1,     August 8, 1995.
         1995

 10.6    Tennant Company Excess Benefit    Incorporated by reference to
         Plan, as amended and restated     Exhibit 10.4 to the Company's
         effective January 1, 1994         Annual Report on Form 10-K for the
                                           fiscal year ended December 31,
                                           1994.

 10.7    Management Agreement with         Filed herewith electronically.
         Steven K. Weeks dated November
         19, 1996

 10.8    Management Agreement with Tom     Filed herewith electronically.
         Vander Bie dated November 19,
         1996

 10.9    Management Agreement with         Incorporated by reference to
         Richard M. Adams dated            Exhibit 10.6 to the Company's
         December 10, 1993                 Annual Report on Form 10-K for the
                                           fiscal year ended December 31,
                                           1993.

 10.10   Management Agreement with Paul    Incorporated by reference to
         E. Brunelle dated December 8,     Exhibit 10.7 to the Company's
         1987                              Annual Report on Form 10-K for the
                                           fiscal year ended December 31,
                                           1993.

 10.11   Amendment to Management           Incorporated by reference to
         Agreement with Paul E.            Exhibit 10.8 to the Company's
         Brunelle dated June 21, 1989      Annual Report on Form 10-K for the
                                           fiscal year ended December 31,
                                           1993.

 10.12   1993 Amendment to Management      Incorporated by reference to
         Agreement with Paul E.            Exhibit 10.9 to the Company's
         Brunelle dated December 10,       Annual Report on Form 10-K for the
         1993                              fiscal year ended December 31,
                                           1993.

 10.13   Management Agreement with         Incorporated by reference to
         Janet M. Dolan dated June 21,     Exhibit b.5 to the Company's Annual
         1989                              Report on Form 10-K for the fiscal
                                           year ended December 31, 1992.

 10.14   1993 Amendment to Management      Incorporated by reference to
         Agreement with Janet M. Dolan     Exhibit 10.11 to the Company's
         dated December 10, 1993           Annual Report on Form 10-K for the
                                           fiscal year ended December 31,
                                           1993.

 10.15   Management Agreement with         Incorporated by reference to
         Roger L. Hale dated March 10,     Exhibit b.8 to the Company's Annual
         1987                              Report on Form 10-K for the fiscal
                                           year ended December 31, 1992.

 10.16   Amendment to Management           Incorporated by reference to
         Agreement with Roger L. Hale      Exhibit b.9 to the Company's Annual
         dated June 21, 1989               Report on Form 10-K for the fiscal
                                           year ended December 31, 1992.

 10.17   1993 Amendment to Management      Incorporated by reference to Exhibit
         Agreement with Roger L. Hale      10.14 to the Company's Annual Report
         dated December 10, 1993           on Form 10-K for the fiscal year
                                           ended December 31, 1993.

 10.18   Management Agreement with         Incorporated by reference to Exhibit
         Douglas R. Hoelscher dated        b.10 to the Company's Annual Report
         March 10, 1987                    on Form 10-K for the fiscal year
                                           ended December 31, 1992.

 10.19   Amendment to Management           Incorporated by reference to Exhibit
         Agreement with Douglas R.         b.11 to the Company's Annual Report
         Hoelscher dated June 21, 1989     on Form 10-K for the fiscal year
                                           ended December 31, 1992.

 10.20   1993 Amendment to Management      Incorporated by reference to Exhibit
         Agreement with Douglas R.         10.18 to the Company's Annual Report
         Hoelscher dated December 10,      on Form 10-K for the fiscal year
         1993                              ended December 31, 1993.

 10.21   Management Agreement with         Incorporated by reference to Exhibit
         Keith D. Payden dated December    10.19 to the Company's Annual Report
         10, 1993                          on Form 10-K for the fiscal year
                                           ended December 31, 1993.

 10.22   Management Agreement with         Incorporated by reference to Exhibit
         Richard A. Snyder dated March     b.12 to the Company's Annual Report
         10, 1987                          on Form 10-K for the fiscal year
                                           ended December 31, 1992.

 10.23   Amendment to Management           Incorporated by reference to Exhibit
         Agreement with Richard A.         b.13 to the Company's Annual Report
         Snyder dated June 22, 1989        on Form 10-K for the fiscal year
                                           ended December 31, 1992.

 10.24   1993 Amendment to Management      Incorporated by reference to Exhibit
         Agreement with Richard A.         10.22 to the Company's Annual Report
         Snyder dated December 10, 1993    on Form 10-K for the fiscal year
                                           ended December 31, 1993.

 10.25   Management Agreement with         Incorporated by reference to Exhibit
         William R. Strang dated           10.23 to the Company's Annual Report
         December 10, 1993                 on Form 10-K for the fiscal year
                                           ended December 31, 1993.

 10.26   Asset Purchase Agreement dated    Incorporated by reference to Exhibit
         January 27, 1994, between         2.1 to the Company's Current Report
         Tennant Company, Castex           on Form 8-K dated February 15, 1994.
         Industries, Inc., Wayne
         Investment Corp. and Wayne A.
         Streuer

 13.1    Portions of 1996 Annual Report    Filed herewith electronically.
         to Shareholders

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

 23.1    Independent Auditors' Report        Filed herewith electronically.
         and Consent

 27.1    Financial Data Schedule             Filed herewith electronically.

B.   Reports on Form 8-K

  A Form 8-K was filed on November 26, 1996, reporting a Shareholder Rights Plan and a Dividend Reinvestment Plan.

                             CROSS REFERENCE SHEET

FORM 10-K                        REFERENCED                                       LOCATION
---------                        ----------                                       --------
Part I, Item 1 - Business        1996 Annual Report to Shareholders               Exhibit 13.1
                                 a. General                                       Pages 2, 3, 4, 5, 6, 7, 8, 9, 10,
                                                                                  11 and 13
                                 b. Lines of business, industry segments and      Page 24, footnote 3
                                    foreign and domestic operations
                                 c. Working capital practices                     Pages 16 and 17
                                 d. Product research and development              Pages 4, 5, 7, 8, 10 and 13
                                                                                  Page 24, footnote 2
                                 e. Employment                                    Page 30

Part I, Item 2 - Properties      1996 Annual Report to Shareholders               Exhibit 13.1
                                                                                  Page 25, footnote 7
                                                                                  Page 26, footnote 9
                                                                                  Inside back cover

Part II, Item 5 - Market for     1996 Annual Report to Shareholders               Exhibit 13.1
the Registrant's Common          a. Principal market                              Inside back cover
Equity and Related               b. Quarterly data                                Page 24, footnote 4
Shareholder Matters                                                               Inside back cover
                                 c. Number of shareholders                        Inside back cover
                                 d. Dividends                                     Page 24, footnote 4
                                                                                  Inside back cover

Part II, Item 6 - Selected       1996 Annual Report to Shareholders               Exhibit 13.1
Financial Data                                                                    Pages 30 and 31

Part II, Item 7 - Management's   1996 Annual Report to Shareholders               Exhibit 13.1
Discussion and Analysis of                                                        Pages 14 to 17
Financial Condition and
Results of Operations

Part II, Item 8 - Financial      1996 Annual Report to Shareholders               Exhibit 13.1
Statements and Supplementary                                                      Pages 18 to 29
Data

Part III, Item 10 - Directors    1997 Proxy                                       Pages 3 to 6
and Executive Officers of the
Registrant

Part III, Item 11 - Executive    1997 Proxy                                       Pages 6 to 13
Compensation

Part III, Item 12 - Security     1997 Proxy                                       Pages 2 and 5
Ownership of Certain
Beneficial Owners and
Management


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its by the undersigned, thereunto duly authorized.

TENNANT COMPANY

By /s/ ROGER L. HALE                   By /s/ WILLIAM A. HODDER
   Roger L. Hale, President,              William A. Hodder
   Chief Executive Officer,               Board of Directors
   and Board of Directors
                                       Date - March 25, 1997
Date - March 25, 1997


                                       By /s/ DELBERT W. JOHNSON
By /s/ RICHARD A. SNYDER                  Delbert W. Johnson
   Richard A. Snyder                      Board of Directors
   Vice President, Treasurer, and
   Chief Financial Officer             Date - March 25, 1997

Date - March 25, 1997

                                       By /s/ WILLIAM I. MILLER
                                          William I. Miller
By /s/ MAHEDI A. JIWANI                   Board of Directors
    Mahedi A. Jiwani
    Corporate Controller and           Date - March 25, 1997
    Principal Accounting Officer

Date - March 25, 1997



By /s/ ARTHUR D. COLLINS, JR.
   Arthur D. Collins, Jr.
   Board of Directors

Date - March 25, 1997



By /s/ DAVID C. COX
   David C. Cox
   Board of Directors

Date - March 25, 1997



By /s/ ANDREW P. CZAJKOWSKI
   Andrew P. Czajkowski
   Board of Directors

Date - March 25, 1997