Form 10-Q
period 1997-03-31
TENNANT CO
filed 1997-05-12
CIK 97134

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934





                           For Quarter Ended March 31, 1997
                              Commission File No. 04804





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

The number of shares outstanding of Registrant's common stock, par value $.375, on March 31, 1997, was 9,995,490.

                                   TENNANT COMPANY
                            Quarterly Report - Form 10-Q

                           PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)


                                             Three Months Ended March 31
                                          --------------------------------
EARNINGS (note 1)                          1997                     1996
                                          -------                  -------

Net sales                                 $83,026                  $76,823
Less:
   Cost of sales (note 2)                  48,877                   44,056
   Selling and administrative (note 2)     27,562                   27,120
                                          -------                  -------
Profit from operations                      6,587                    5,647
Other income and (expense)
   Net foreign currency gain (loss)           (36)                     188
   Interest income                          1,121                    1,034
   Interest expense                          (527)                    (712)
   Miscellaneous income (expense), net       (301)                    (114)
                                          -------                  -------
      Total other income (expense)            257                      396
                                          -------                  -------
Earnings before income taxes                6,844                    6,043
Taxes on income                             2,437                    2,059
                                          -------                  -------

Net earnings                              $ 4,407                  $ 3,984
                                          -------                  -------
                                          -------                  -------


PER SHARE (note 5)

Net earnings                              $   .44                  $   .40
Dividends                                 $   .18                  $   .17
Average number of shares               10,014,700               10,008,300

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
(Dollars in thousands)


                                            BALANCE SHEET
                                                                       (Condensed from Audited
                                                       (Unaudited)       Financial Statements)
ASSETS                                                March 31, 1997       December 31, 1996
                                                      --------------       -----------------
Cash and cash equivalents                               $  9,572                $  9,881
Receivables                                               75,768                  78,855
   Less deferred income from sales finance charges        (1,779)                 (1,831)
   Less allowance for doubtful accounts                   (2,357)                 (2,506)
                                                        --------                --------
      Net receivables                                     71,632                  74,518
Inventories (note 3)                                      35,623                  35,264
Prepaid expenses                                             768                     934
Deferred income taxes, current portion                     5,814                   5,884
                                                        --------                --------
   Total current assets                                  123,409                 126,481

Property, plant, and equipment                           148,828                 148,922
   Less allowance for depreciation                       (85,348)                (83,538)
                                                        --------                --------
      Net property, plant, and equipment                  63,480                  65,384
Net noncurrent installment accounts receivable             7,244                   7,448
Deferred income taxes, long-term portion                   1,468                   1,524
Intangible assets                                         17,377                  17,752
Other assets                                                 535                     591
                                                        --------                --------
   Total assets                                         $213,513                $219,180
                                                        --------                --------
                                                        --------                --------



                                LIABILITIES & SHAREHOLDERS' EQUITY

                                                                       (Condensed from Audited
                                                       (Unaudited)       Financial Statements)
LIABILITIES                                           March 31, 1997       December 31, 1996
                                                      --------------       -----------------
Current debt                                            $  3,375                $  3,864
Accounts payable                                          14,184                  17,485
Accrued expenses                                          24,459                  28,239
                                                        --------                --------
   Total current liabilities                              42,018                  49,588

Long-term debt                                            22,956                  21,824
Employee retirement-related benefits                      18,999                  18,528
Other long-term liabilities                                  190                     380
                                                        --------                --------
   Total liabilities                                      84,163                  90,320

SHAREHOLDERS' EQUITY

Common stock (note 5)                                      3,748                   3,737
Additional paid-in capital (note 5)                        3,962                   3,547
Equity adjustment from foreign currency translation        1,143                   2,877
Common stock subscribed                                      113                     703
Unearned restricted shares                                  (733)                   (440)
Retained earnings                                        133,310                 130,703
Receivable from ESOP                                     (12,193)                (12,267)
                                                        --------                --------
   Total shareholders' equity                            129,350                 128,860
                                                        --------                --------
   Total liabilities and shareholders' equity           $213,513                $219,180
                                                        --------                --------
                                                        --------                --------


TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)

STATEMENTS OF CASH FLOWS (note 4)                                    Three Months Ended March 31
                                                                     ---------------------------
                                                                         1997           1996
                                                                       --------       --------
Net cash flow related to operating activities                          $  3,508       $  3,072

Cash flow related to investing activities:
      Acquisition of property, plant, and equipment                      (3,032)        (3,882)
      Acquisition of intangible assets                                       --           (164)
      Acquisition of Castex and Eagle                                        --             --
      Proceeds from disposals of property, plant, and equipment             319          1,043
      Settlement of foreign currency hedging contracts                      326            210
                                                                       --------       --------
   Net cash flow related to investing activities                         (2,387)        (2,793)

Cash flow related to financing activities:
      Net changes in current debt                                           524         (1,127)
      Issuance of long-term debt                                              4             --
      Payments to settle long-term debt                                      (6)            --
      Principal payment from ESOP                                           545            495
      Proceeds from employee stock issues                                   462            450
      Repurchase of common stock                                         (1,316)            --
      Dividends paid                                                     (1,800)        (1,698)
                                                                       --------       --------
   Net cash flow related to financing activities                         (1,587)        (1,880)

Effect of exchange rate changes on cash                                     157             30
                                                                       --------       --------

Net increase (decrease) in cash and cash equivalents                       (309)        (1,571)

Cash and cash equivalents at beginning of year                            9,881          4,247
                                                                       --------       --------

Cash and cash equivalents at end of first quarter                      $  9,572       $  2,676
                                                                       --------       --------
                                                                       --------       --------


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

(1) The Company's Summary of Significant Accounting Policies and other Related Data and Summary of Stock Plans, Bonuses, and Profit Sharing is included in the Company's 1996 Annual Report filed as Exhibit 13.1 to the Company's annual filing on Form 10-K and is incorporated in this Form 10-Q by reference.

(2) Expenses

    Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three months ended March 31, 1997 and 1996, as follows:

                                                  1997           1996*
                                                 ------         ------
                                                     (In Thousands)
     Engineering, research and development       $3,237         $3,302
                                                 ------         ------
                                                 ------         ------

     Maintenance and repairs                     $1,490         $1,352
                                                 ------         ------
                                                 ------         ------

     Warranty                                    $1,034         $1,221
                                                 ------         ------
                                                 ------         ------

     Bad debts                                   $  135         $  199
                                                 ------         ------
                                                 ------         ------

    The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

    *Restated to conform with current year presentation.

(3) Inventories

    Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at March 31, 1997, and December 31, 1996, is as follows:

                                                March 31      December 31
                                                  1997           1996
                                                --------      -----------
                                                     (In Thousands)
    FIFO Inventories:
         Finished Goods                          $26,204        $26,317
         All Other                                27,932         26,879
    LIFO Adjustment                              (18,513)       (17,932)
                                                 --------       --------
    LIFO Inventories                             $35,623        $35,264
                                                 --------       --------
                                                 --------       --------

TENNANT COMPANY
Quarterly Report - Form 10-Q


ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Cash Flow

    Income taxes paid during the three months ended March 31, 1997 and 1996, were $2,361,000 and $443,000, respectively. Interest costs paid during the three months ended March 31, 1997, and 1996, were $529,000 and $694,000, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Three Months Ended March 31, 1997, and is incorporated in this Form 10-Q by reference.

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

      3ii     By-Laws                                           Incorporated by reference to
                                                                Exhibit 4.2 to the Company's
                                                                Registration Statement No.
                                                                33-59054, Form S-8, dated March
                                                                2, 1993.


    13.1      Text Portion of Report to Shareholders for        Filed herewith electronically.
              the Three Months Ended March 31, 1997.


    27.1      Financial Data Schedule.                          Filed herewith electronically.


(b) Reports on Form 8-K

    There were no reports filed on Form 8K filed for the quarter ended March 31, 1997.

TENNANT COMPANY
Quarterly Report - Form 10-Q



                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                 TENNANT COMPANY



Date:    5/12/97                                 /s/ R. A. Snyder
      -----------------------------              ------------------------------
                                                 Richard A. Snyder
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer



Date:    5/12/97                                 /s/ Mahedi A. Jiwani
      -----------------------------              ------------------------------
                                                 Mahedi A. Jiwani
                                                 Corporate Controller and
                                                 Principal Accounting Officer