Form 10-Q
period 1997-06-30
TENNANT CO
filed 1997-08-08
CIK 97134

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

              Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934






                    For Quarter Ended June 30, 1997
                      Commission File No. 04804





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

    The number of shares outstanding of Registrant's common stock, par value $.375, on June 30, 1997, was 9,926,356.

                              TENNANT COMPANY
                       Quarterly Report - Form 10-Q

                      PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED)
----------------------------------------------------------------------
(Dollars in thousands)


                                                Three Months                Six Months
                                               Ended June 30              Ended June 30
                                           ---------------------       ---------------------
EARNINGS (note 1)                             1997        1996           1997         1996
                                             ------      ------         ------       ------

Net sales                                   $93,359     $86,794        $176,385     $163,617
Less:
    Cost of sales (note 2)                   53,589      51,004         102,466       95,060
    Selling and administrative (note 2)      30,306      28,020          57,868       55,140
                                           --------    --------        --------     --------
Profit from operations                        9,464       7,770          16,051       13,417
Other income and (expense)
    Net foreign currency gain (loss)              8        (148)            (28)          40
    Interest income                           1,113       1,068           2,234        2,102
    Interest expense                           (459)       (640)           (986)      (1,352)
    Miscellaneous income (expense), net        (181)       (200)           (482)        (314)
                                           --------    --------        --------     --------
         Total other income (expense)           481          80             738          476
                                           --------    --------        --------     --------
Earnings before income taxes                  9,945       7,850          16,789       13,893
Taxes on income                               3,528       2,685           5,965        4,744
                                           --------    --------        --------     --------
Net earnings                                $ 6,417     $ 5,165        $ 10,824     $  9,149
                                           --------    --------        --------     --------
                                           --------    --------        --------     --------

PER SHARE (note 5)

Net earnings                                $   .64     $   .51        $   1.08     $    .91
Dividends                                   $   .18     $   .17        $    .36     $    .34
Average number of shares                  9,968,700  10,036,300       9,991,600   10,022,300


TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
----------------------------------------------------------
(Dollars in thousands)

                               BALANCE SHEET


                                                                        (Condensed from Audited
                                                           (Unaudited)    Financial Statements)
ASSETS                                                    June 30, 1997    December 31, 1996
                                                          -------------    -----------------

Cash and cash equivalents                                   $ 10,674         $  9,881
Receivables                                                   76,833           78,855
    Less deferred income from sales finance charges           (1,701)          (1,831)
    Less allowance for doubtful accounts                      (2,486)          (2,506)
                                                            --------         --------
         Net receivables                                      72,646           74,518
Inventories (note 3)                                          39,342           35,264
Prepaid expenses                                                 663              934
Deferred income taxes, current portion                         5,759            5,884
                                                            --------         --------
    Total current assets                                     129,084          126,481

Property, plant, and equipment                               153,421          148,922
    Less allowance for depreciation                          (88,658)         (83,538)
                                                            --------         --------
         Net property, plant, and equipment                   64,763           65,384
Net noncurrent installment accounts receivable                 6,938            7,448
Deferred income taxes, long-term portion                       1,468            1,524
Intangible assets                                             17,023           17,752
Other assets                                                     470              591
                                                            --------         --------
    Total assets                                            $219,746         $219,180
                                                            --------         --------
                                                            --------         --------

                     LIABILITIES & SHAREHOLDERS' EQUITY

                                                                        (Condensed from Audited
                                                           (Unaudited)    Financial Statements)
LIABILITIES                                               June 30, 1997    December 31, 1996
                                                          -------------    -----------------

Current debt                                                $    337         $  3,864
Accounts payable                                              16,481           17,485
Accrued expenses                                              27,776           28,239
                                                            --------         --------
    Total current liabilities                                 44,594           49,588

Long-term debt                                                22,941           21,824
Employee retirement-related benefits                          19,422           18,528
Other long-term liabilities                                      190              380
                                                            --------         --------
    Total liabilities                                         87,147           90,320

SHAREHOLDERS' EQUITY

Common stock (note 5)                                          3,722            3,737
Additional paid-in capital (note 5)                            1,917            3,547
Equity adjustment from foreign currency translation            1,130            2,877
Common stock subscribed                                          118              703
Unearned restricted shares                                      (650)            (440)
Retained earnings                                            137,936          130,703
Receivable from ESOP                                         (11,574)         (12,267)
                                                            --------         --------
    Total shareholders' equity                               132,599          128,860
                                                            --------         --------
    Total liabilities and shareholders' equity              $219,746         $219,180
                                                            --------         --------
                                                            --------         --------

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED)
----------------------------------------------------------------------
(Dollars in thousands)


STATEMENTS OF CASH FLOWS (note 4)                                        Six Months Ended June 30
                                                                         ------------------------
                                                                           1997            1996
                                                                          ------          ------

Net cash flow related to operating activities                          $  16,819       $  16,015

Cash flow related to investing activities:
         Acquisition of property, plant, and equipment                    (9,985)        (11,093)
         Acquisition of intangible assets                                     --            (179)
         Proceeds from disposals of property, plant, and equipment         1,401           1,920
         Settlement of foreign currency hedging contracts                    470             313
                                                                       ---------       ---------
    Net cash flow related to investing activities                         (8,114)         (9,039)

Cash flow related to financing activities:
         Net changes in current debt                                      (2,126)         (6,712)
         Issuance of long-term debt                                            8              --
         Payments to settle long-term debt                                   (12)             --
         Principal payment from ESOP                                         545             495
         Proceeds from employee stock issues                                 920             895
         Repurchase of common stock                                       (3,874)             --
         Dividends paid                                                   (3,590)         (3,406)
                                                                       ---------       ---------
    Net cash flow related to financing activities                         (8,129)         (8,728)

Effect of exchange rate changes on cash                                      217             191
                                                                       ---------       ---------
Net increase (decrease) in cash and cash equivalents                         793          (1,561)

Cash and cash equivalents at beginning of year                             9,881           4,247
                                                                       ---------       ---------
Cash and cash equivalents at end of second quarter                       $10,674          $2,686
                                                                       ---------       ---------
                                                                       ---------       ---------

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, financial satements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented.

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

(2) Expenses

    Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three and six months ended June 30, 1997 and 1996, as follows:


                                              Three Months          Six Months
                                              Ended June 30       Ended June 30
                                              -------------       -------------
                                             1997      1996*     1997      1996*
                                             ----      -----     ----      -----
                                                        (In Thousands)

    Engineering, research and development   $3,459    $3,190    $6,696    $6,492

    Maintenance and Repairs                 $1,396    $1,435    $2,886    $2,787

    Warranty                                $1,096    $1,024    $2,130    $2,247

    Bad debts                               $  203    $  322    $  338    $  521

    The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

    *Restated to conform with current year presentation.

(3) Inventories

    Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at June 30, 1997, and December 31, 1996, is as follows:


                                   June 30     December 31
                                    1997          1996
                                   -------     -----------
                                     (In Thousands)
    FIFO Inventories:
         Finished Goods           $26,931        $26,317
         All Other                 30,925         26,879
    LIFO Adjustment               (18,514)       (17,932)
                                  -------        -------
    LIFO Inventories              $39,342        $35,264
                                  -------        -------
                                  -------        -------

TENNANT COMPANY
Quarterly Report - Form 10-Q


ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Cash Flow

    Income taxes paid during the six months ended June 30, 1997 and 1996, were $7,187,000 and $3,137,000, respectively. Interest costs paid during the six months ended June 30, 1997 and 1996, were $984,000 and $1,337,000, respectively.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Six Months Ended June 30, 1997, and is incorporated in this Form 10-Q by reference.

TENNANT COMPANY
Quarterly Report - Form 10-Q



                        PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    At the Annual Shareholders' Meeting held on May 1, 1997, the following matters were submitted to vote:

(a) Election of Directors

    David C. Cox was elected to serve a three-year term as a director of the Company. Out of 7,258,230 common shares represented, 7,001,216 voted in favor and 257,014 withheld.

    William I. Miller was elected to serve a three-year term as a director of the Company. Out of 7,258,230 common shares represented, 6,990,138 voted in favor and 268,092 withheld.

    Edwin L. Russell was elected to serve a three-year term as a director of the Company. Out of 7,258,230 common shares represented, 6,994,497 voted in favor and 263,733 withheld.

    The following directors each continued their term of office after the meeting:

    Arthur D. Collins, Jr.
    Andrew P. Czajkowski
    Roger L. Hale
    William A. Hodder
    Delbert W. Johnson


(b) Non-Employee Director Stock Option Plan

    The Non-Employee Director Stock Option Plan was approved and ratified. Out of 7,258,230 common shares represented, 6,649,441 voted in favor, 419,184 against, and 189,605 abstained.


(c) Appointment of KPMG Peat Marwick as Auditors

    The appointment of KPMG Peat Marwick as independent auditors of the Company was approved. Out of 7,258,230 common shares represented, 7,177,407 voted in favor, 41,310 against, and 39,513 abstained.

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

     3ii      By-Laws                                      Incorporated by reference to
                                                           Exhibit 4.2 to the Company's
                                                           Registration Statement No.
                                                           33-59054, Form S-8, dated
                                                           March 2, 1993.

    10.1      Non Employee Director                        Incorporated by reference to
              Stock Option Plan                            Exhibit 99 to the Company's
                                                           Registration Statement No.
                                                           333-28641, Form S-8, dated
                                                           June 6, 1997

    13.1      Text Portion of Report to Shareholders for   Filed herewith electronically.
              the Six Months Ended June 30, 1997

    27.1      Financial Data Schedule                      Filed herewith electronically.

(b) Reports on Form 8-K

    A Form S-8 was filed June 6, 1997, reporting the Non-Employee Director Stock Option Plan.

TENNANT COMPANY
Quarterly Report - Form 10-Q



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            TENNANT COMPANY



Date:    August 8, 1997                      /s/ Richard A. Snyder
      -----------------------------         -------------------------------
                                            Richard A. Snyder
                                            Vice President, Treasurer and
                                            Chief Financial Officer



Date:   August 8, 1997                       /s/ Mahedi A. Jiwani
      -----------------------------         -------------------------------
                                            Mahedi A. Jiwani
                                            Corporate Controller and
                                            Principal Accounting Officer