Form 10-Q
period 1997-09-30
TENNANT CO
filed 1997-11-12
CIK 97134

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934






                         For Quarter Ended September 30, 1997
                              Commission File No. 04804





                                   TENNANT COMPANY


    Incorporated in Minnesota               IRS Emp Id No. 410572550


                                701 North Lilac Drive
                                    P.O. Box 1452
                            Minneapolis, Minnesota  55440
                              Telephone No. 612-540-1200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                        -----     ------

The number of shares outstanding of Registrant's common stock, par value $.375 on September 30, 1997, was 9,834,275.

                                   TENNANT COMPANY
                             Quarterly Report - Form 10-Q

                           PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)




                                            Three Months              Nine Months
                                         Ended September 30       Ended September 30
                                         -------------------    ---------------------
EARNINGS (note 1)                          1997       1996         1997        1996
                                           ----       ----         ----        ----

Net sales                            $   90,570  $   83,816   $  266,955 $   247,433
Less:
  Cost of sales (note 2)                 52,272      49,619      154,738     144,679
  Selling and administrative (note 2)    29,621      26,691       87,489      81,831
                                     ----------  ----------   ---------- -----------
Profit from operations                    8,677       7,506       24,728      20,923
Other income (expense)
  Net foreign currency gain (loss)          (77)         --         (105)         40
  Interest income                         1,236       1,059        3,470       3,161
  Interest expense                         (518)       (575)      (1,504)     (1,927)
  Miscellaneous income (expense), net      (103)       (311)        (585)       (625)
                                     ----------  ----------   ---------- -----------
    Total other income (expense)            538         173        1,276         649
                                     ----------  ----------   ---------- -----------
Earnings before income taxes              9,215       7,679       26,004      21,572
Taxes on Income                           3,243       2,669        9,208       7,413
                                     ----------  ----------   ---------- -----------
Net earnings                         $    5,972  $    5,010   $   16,796 $    14,159
                                     ----------  ----------   ---------- -----------
                                     ----------  ----------   ---------- -----------

PER SHARE (note 5)

Net earnings                         $      .60 $       .50   $     1.69 $      1.41
Dividends                            $      .18 $       .17   $      .54 $       .51
Average number of shares              9,885,200  10,044,900    9,955,700  10,030,000


                                                                     Page 3 of 8
TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
(Dollars in thousands)

                                    BALANCE SHEET

                                                        (Condensed from Audited
                                          (Unaudited)     Financial Statements)
    ASSETS                            September 30, 1997   December 31, 1996
                                     ------------------- -----------------------
Cash and cash equivalents               $  17,198            $  9,881
Receivables                                72,999              78,855
  Less deferred income from sales
    finance charges                        (1,749)             (1,831)
  Less allowance for doubtful accounts     (2,466)             (2,506)
                                         --------            --------
    Net receivables                        68,784              74,518
Inventories (note 3)                       43,270              35,264
Prepaid expenses                            1,074                 934
Deferred income taxes, current portion      5,728               5,884
                                         --------            --------
  Total current assets                    136,054             126,481

Property, plant, and equipment            151,675             148,922
  Less allowance for depreciation         (88,181)            (83,538)
                                         --------            --------
    Net property, plant, and equipment     63,494              65,384
Net noncurrent installment accounts
  receivable                                6,697               7,448
Deferred income taxes, long-term portion    1,468               1,524
Intangible assets                          16,763              17,752
Other assets                                  464                 591
                                         --------            --------
  Total assets                           $224,940            $219,180
                                         --------            --------
                                         --------            --------

  LIABILITIES & SHAREHOLDERS' EQUITY
                                                   (Condensed from Audited
                                    (Unaudited)     Financial Statements)
LIABILITIES                      September 30, 1997   December 31, 1996
                                 ------------------- -----------------------
Current debt                              $    91            $  3,864
Accounts payable                           17,112              17,485
Accrued expenses                           32,376              28,239
                                         --------            --------
  Total current liabilities                49,579              49,588

Long-term debt                             22,830              21,824
Employee retirement-related benefits       19,732              18,528
Other long-term liabilities                   190                 380
                                         --------            --------
  Total liabilities                        92,331              90,320

SHAREHOLDERS' EQUITY

Common stock (note 5)                       3,688               3,737
Additional paid-in capital (note 5)            --               3,547
Equity adjustment from foreign
 currency translation                         (19)              2,877
Common stock subscribed                       115                 703
Unearned restricted shares                   (530)               (440)
Retained earnings                         140,855             130,703
Receivable from ESOP                      (11,500)            (12,267)
                                         --------            --------
  Total shareholders' equity              132,609             128,860
                                         --------            --------
  Total liabilities and
    shareholders' equity                 $224,940            $219,180
                                         --------            --------
                                         --------            --------

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)

STATEMENTS OF CASH FLOWS (note 4)                 Nine Months Ended September 30
                                                  ------------------------------
                                                          1997      1996
                                                          ----       ----
Net cash flow related to operating activities        $  30,384   $  31,870

Cash flow related to investing activities:
    Acquisition of property, plant, and equipment      (14,417)    (15,862)
    Acquisition of intangible assets                        --        (180)
    Acquisition of Castex and Eagle                         --          --
    Proceeds from disposals of property,
      plant, and equipment                               3,269       2,715
    Settlement of foreign currency hedging
      contracts                                            935         396
                                                     ---------  ----------
  Net cash flow related to investing activities        (10,213)    (12,931)

Cash flow related to financing activities:
    Net changes in current debt                         (2,136)    (13,086)
    Issuance of long-term debt                              13          --
    Payments to settle long-term debt                      (16)
    Principal payment from ESOP                            545         495
    Proceeds from employee stock issues                  1,374       1,336
    Repurchase of common stock                          (7,635)       (963)
    Dividends paid                                      (5,367)     (5,112)
                                                      --------    --------
  Net cash flow related to financing activities        (13,222)    (17,330)

Effect of exchange rate changes on cash                    368          86
                                                      --------    --------
Net increase (decrease) in cash and cash equivalents     7,317       1,695

Cash and cash equivalents at beginning of year           9,881       4,247
                                                      --------    --------
Cash and cash equivalents at end of third quarter     $ 17,198    $  5,942
                                                      --------    --------
                                                      --------    --------

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

(2)  Expenses

     Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three and nine months ended September 30, 1997 and 1996, as follows:




                                                      Three Months          Nine Months
                                                   Ended September 30   Ended September 30
                                                   -------------------  ------------------
                                                     1997     1996*      1997      1996*
                                                      ----     ----      ----      ----
                                                              (In Thousands)
    Engineering, research and development          $3,489    $2,962   $10,185      $9,238
    Maintenance and repairs                         1,258    (5,475)    4,144         125
    Warranty                                        1,150       751     3,280       2,998
    Bad debts                                      $  338    $  146   $   676      $  667



    *Restated to conform with current year presentation.

    The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

(3) Inventories

    Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at September 30, 1997, and December 31, 1996, is as follows:

                                       September 30  December 31
                                            1997         1996
                                       ------------ -------------
                                           (In Thousands)
     FIFO Inventories:
       Finished Goods                   $30,094     $26,317
       All Other                         32,207      26,879
     LIFO Adjustment                    (19,031)    (17,932)
                                        -------     -------
     LIFO Inventories                   $43,270     $35,264
                                        -------     -------
                                        -------     -------

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Cash Flow

     Income taxes paid during the nine months ended September 30, 1997 and 1996, were $10,454,600 and $5,848,000, respectively. Interest costs paid during the nine months ended September 30, 1997 and 1996, were $1,226,318 and $1,900,686, respectively.

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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Nine Months Ended September 30, 1997, and is incorporated in this Form 10-Q by reference.

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

      3ii      By-Laws                            Incorporated by reference to
                                                  Exhibit 4.2 to the Company's
                                                  Registration Statement No.
                                                  33-59054, Form S-8, dated
                                                  March 2, 1993.

     13.1      Text Portion of Report to          Filed herewith electronically.
               Shareholders for the Nine
               Months Ended September  30, 1997

     27.1      Financial Data Schedule            Filed herewith electronically.

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended September 30, 1997.

TENNANT COMPANY
Quarterly Report - Form 10-Q


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       TENNANT COMPANY



Date:
     --------------------------         ------------------------------
                                        Richard A. Snyder
                                        Vice President, Treasurer and
                                        Principal Financial Officer


Date:
     --------------------------         ------------------------------
                                        John T. Pain
                                        Corporate Controller and
                                        Principal Accounting Officer