Form 10-K405
period 1997-12-31
TENNANT CO
filed 1998-03-26
CIK 97134

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.   20549
                                     FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.  COMMISSION FILE NUMBER 0-4804

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


     $362,300,138 is aggregate market value of common stock held by non-affiliates as of March 9, 1998.

                   9,661,337 shares outstanding at March 9, 1998

                        DOCUMENTS INCORPORATED BY REFERENCE

   1997 Annual Report to Shareholders - Part I (Partial), Part II (Partial), and
                                 Part IV (Partial)
                          1998 Proxy - Part III (Partial)

                                   TENNANT COMPANY
                                        1997

                                   ANNUAL REPORT
                                     FORM 10-K
                   (PURSUANT TO SECURITIES EXCHANGE ACT OF 1934)

                                       PART I

Part I is included in the Tennant Company 1997 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 3 -"Legal Proceedings," of which there were no material legal proceedings pending, and Item 4 - "Submission of Matters to a Vote of Security Holders" during the fourth quarter, of which there were none.

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

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES

The Company, as described under "General Development of Business," has one business segment. The Company sells its products domestically and internationally. Appropriate financial information is provided in the Company's 1997 Annual Report to Shareholders, page 24, footnote 2. Nearly all of the Company's foreign investment in assets reside within Australia, Canada, Japan, Spain, The Netherlands, the United Kingdom, France, and Germany. While subject to increases or decreases in value over time due to foreign exchange rate movements, these investments are considered to be of low business risk.

PRINCIPAL PRODUCTS, MARKETS, AND DISTRIBUTION

Products consisting mainly of motorized cleaning equipment and related products, including floor cleaning and preservation products, are sold through a direct sales organization and independent distributors in North America, primarily through a direct sales organization in Australia, France, Spain, The Netherlands, Germany, and the United Kingdom, and through independent distributors in more than 40 foreign countries. Additional information pertaining to products and marketing methods is included in the 1997 Annual Report to Shareholders, pages 4, 5, 6, 7, 8, 9, 10, 11, 12 and 13.

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

WORKING CAPITAL PRACTICES

The Company's working capital practices are described in the 1997 Annual Report to Shareholders, Management's Financial Discussion and Analysis, Financial Position section on pages 15, 16 and 17.

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

PRODUCT RESEARCH AND DEVELOPMENT

The Company regularly commits what is believed to be an above-average amount of resources to product research and development. These amounts are reported on the Company's 1997 Annual Report to Shareholders, page 24, footnote 3. A description of product development is included in the 1997 Annual Report to Shareholders on pages 4, 5, 6, 7, 8, 9, 10, 11, 12 and 13.

ENVIRONMENTAL PROTECTION

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect upon the Company's capital expenditures, earnings or competitive position.

EMPLOYMENT

Year-end employment is reported in the 1997 Annual Report to Shareholders on page 30.

EXECUTIVE OFFICERS OF THE REGISTRANT

Richard M. Adams, Vice President

     Richard M. Adams (50) joined the Company in 1974. He was elected
     Assistant Controller in 1983 and was named Corporate Controller in 1986. Mr. Adams was named Vice President, Global Accounts in 1993. Mr. Adams is a Certified Public Accountant. The President and Chief Executive Officer of the Company, Roger L. Hale, is the first cousin of Mr. Adams. Mr. Adams is a director of Tennant UK Limited, Holding B.V., Tennant Europe B.V., Tennant Japan, and Castex Incorporated.

Bruce J. Borgerding, Deputy General Counsel and Corporate Secretary

     Bruce J. Borgerding (47) joined the Company in 1988 as Assistant General Counsel. He was named Deputy General Counsel and Corporate Secretary in 1995. Mr. Borgerding is a director of Tennant UK Limited, Tennant Holding B.V., Tennant Europe B.V., Tennant N.V., Tennant Japan, and Tennant Company Far East Headquarters Pte Ltd.

Paul E. Brunelle, Vice President

     Paul E. Brunelle (57) joined the Company in 1965. In 1987 he was elected Vice President of Personnel Resources. Prior to joining the Personnel Resources Department in 1985, he was General Manager of the Company's former Brazilian operations. Mr. Brunelle is the President of the Tennant Company Foundation and a director of Tennant N.V.

Janet M. Dolan, Executive Vice President

     Janet M. Dolan (48) joined the Company in 1986. Ms. Dolan was appointed General Counsel and Secretary in 1987, Vice President in 1990, Senior Vice President in 1995, and Executive Vice President in 1996. She is a director of Castex Incorporated. She is also a director of Donaldson Company, Inc.

Roger L. Hale, President and Chief Executive Officer

     Roger L. Hale (63) joined the Company in 1961. Mr. Hale was named Vice President in 1969 and elected a director in 1969. Mr. Hale was named President and Chief Operating Officer in 1975, and subsequently named Chief Executive Officer in 1976. He also is a director of U.S. Bancorp.

Douglas R. Hoelscher, Senior Vice President

     Douglas R. Hoelscher (59) joined the Company in 1973. He was named Vice President in 1978 and Senior Vice President in 1995. He is a Registered Professional Engineer.

John T. Pain, Corporate Controller and Principal Accounting Officer

     John T. Pain (49) joined the Company in 1984 as Corporate Tax Manager. He was named Assistant Treasurer in 1986 and Corporate Controller and Principal Accounting Officer in 1997. Mr. Pain is a Certified Public Accountant. He is a director of Castex Incorporated and Tennant Company Far East Headquarters Pte Ltd.

Keith D. Payden, Vice President

     Keith D. Payden (50) joined the Company in 1981. He was named Director, Information Services in 1987, Chief Information Officer in 1992, and Vice President in 1993.

Richard A. Snyder, Vice President, Treasurer and Chief Financial Officer

     Richard A. Snyder (58) joined the Company in 1981 as Controller. He was elected Treasurer and Chief Financial Officer in 1982 and named Vice President in 1985. Mr. Snyder is a Certified Public Accountant. He is a director of Tennant N.V.

William R. Strang, Vice President

     William R. Strang (61) joined the Company in 1969. He was named Director, Corporate Marketing in 1987 and Vice President, Corporate Marketing in 1992. Mr. Strang is a director of Tennant Europe B.V., Tennant Holding B.V., Tennant Japan, and Tennant Company Far East Headquarters Pte Ltd.

Steven K. Weeks, Vice President

     Steven K. Weeks (42) joined the Company in 1984. He was named Manager, Global New Business and Marketing Development in 1993, Director of Marketing in 1994, and Vice President, Customer Solutions in 1996.

                                    PART II

Part II is included in the Tennant Company 1997 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 9, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure," of which there were none.

                                    PART III

Part III is included in the Tennant Company 1998 Proxy (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 13 - "Certain Relationships and Related Transactions," of which there were none, and Item 10 - "Directors and Executive Officers of the Registrant" as it relates to executive officers. Identification of executive officers is included in Part I of this Form 10-K Annual Report.

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

A.   The following documents are filed as a part of this report:

     1.   Financial Statements

          The following consolidated financial statements and independent auditors' report are included on pages 18 through 29 of the Tennant Company 1997 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference:

          a. Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 1997 - page 18.

          b.   Consolidated Balance Sheets as of December 31, 1997 and 1996
               - page 19.

          c. Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997 - page 20.

          d. Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1997 - page 21.

          e.   Independent Auditors' Report of KPMG Peat Marwick LLP - page 22.

          f.   Notes to Consolidated Financial Statements - pages 23 through 29.

     2.   Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts
          (Dollars in Thousands)

                                                                  Additions
                                                 Balance at      charged to         Deductions
                                                  beginning       costs and               from          Balance at
          Allowance for doubtful accounts           of year        expenses       reserves (1)         end of year
          ---------------------------------------------------------------------------------------------------------
          Year ended December 31, 1997                2,506           1,901              1,105               3,302

          Year ended December 31, 1996                2,611           1,160              1,265               2,506

          Year ended December 31, 1995                2,609             803                801               2,611

          (1) Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.

          All other schedules are omitted as the required information is inapplicable or because the required information is presented in the Consolidated Financial Statements in the Tennant Company 1997 Annual Report to Shareholders.

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

          3ii     By-Laws                        Incorporated by reference to Exhibit 4.2 to the
                                                 Company's Registration Statement No. 33-59054, Form
                                                 S-8, dated March 2, 1993.




         10.1     Tennant Company 1988 Stock     Incorporated by reference to Exhibit b.1 to the
                  Incentive Plan                 Company's Annual Report on Form 10-K for the fiscal
                                                 year ended December 31, 1992.

         10.2     Tennant Company 1992 Stock     Incorporated by reference to Exhibit 4.4 to the
                  Incentive Plan                 Company's Registration Statement No. 33-59054, Form
                                                 S-8 dated March 2, 1993.

         10.3     Tennant Company Restricted     Incorporated by reference to Exhibit 4.5 to the
                  Stock Plan for Nonemployee     Company's Registration Statement No. 33-59054,
                  Directors                      Form S-8, dated March 2, 1993.

         10.4     Tennant Company 1995 Stock     Incorporated by reference to Exhibit 4.4 to the
                  Incentive Plan                 Company's Registration Statement No. 33-62003,
                                                 Form S-8, dated August 22, 1995.

         10.5     Tennant Company Restricted     Incorporated by reference to Exhibit 10.2 to the
                  Stock Plan for Nonemployee     Company's 1995 Second Quarter 10-Q filing dated
                  Directors, as amended and      August 8, 1995.
                  restated effective
                  January 1, 1995

         10.6     Tennant Company Excess         Incorporated by reference to Exhibit 10.4 to the
                  Benefit Plan, as amended       Company's Annual Report on Form 10-K for the fiscal
                  and restated effective         year ended December 31, 1994.
                  January 1, 1994

         10.7     Management Agreement with      Incorporated by reference to Exhibit 10.7 to the
                  Steven K. Weeks dated          Company's Annual Report on Form 10-K for the fiscal
                  November 19, 1996              year ended December 31, 1996.

         10.8     Management Agreement with      Incorporated by reference to Exhibit 10.8 to the
                  Tom Vander Bie  dated          Company's Annual Report on Form 10-K for the
                  November 19, 1996              fiscal year ended December 31, 1996.

         10.9     Management Agreement with      Incorporated by reference to Exhibit 10.6 to the
                  Richard M. Adams dated         Company's Annual Report on Form 10-K for the fiscal
                  December 10, 1993              year ended December 31, 1993.

         10.10    Management Agreement with      Incorporated by reference to Exhibit 10.7 to the
                  Paul E. Brunelle dated         Company's Annual Report on Form 10-K for the fiscal
                  December 8, 1987               year ended December 31, 1993.

         10.11    Amendment to Management        Incorporated by reference to Exhibit 10.8 to the
                  Agreement with                 Company's Annual Report on Form 10-K for the fiscal
                  Paul E. Brunelle dated         year ended December 31, 1993.
                  June 21, 1989

         10.12    1993 Amendment to Management   Incorporated by reference to Exhibit 10.9 to the
                  Agreement with                 Company's Annual Report on Form 10-K for the fiscal
                  Paul E. Brunelle dated         year ended December 31, 1993.
                  December 10, 1993

         10.13    Management Agreement with      Incorporated by reference to Exhibit b.5 to the
                  Janet M. Dolan dated           Company's Annual Report on Form 10-K for the fiscal
                  June 21, 1989                  year ended December 31, 1992.

         10.14    1993 Amendment to Management   Incorporated by reference to Exhibit 10.11 to the
                  Agreement with Janet M. Dolan  Company's Annual Report on Form 10-K for the fiscal
                  dated December 10, 1993        year ended December 31, 1993.

         10.15    Management Agreement with      Incorporated by reference to Exhibit b.8 to the
                  Roger L. Hale dated            Company's Annual Report on Form 10-K for the fiscal
                  March 10, 1987                 year ended December 31, 1992.

         10.16    Amendment to Management        Incorporated by reference to Exhibit b.9 to the
                  Agreement with Roger L. Hale   Company's Annual Report on Form 10-K for the fiscal
                  dated June 21, 1989            year ended December 31, 1992.




         10.17    1993 Amendment to Management   Incorporated by reference to Exhibit 10.14 to the
                  Agreement with Roger L. Hale   Company's Annual Report on Form 10-K for the fiscal
                  dated December 10, 1993        year ended December 31, 1993.

         10.18    Management Agreement with      Incorporated by reference to Exhibit b.10 to the
                  Douglas R. Hoelscher dated     Company's Annual Report on Form 10-K for the fiscal
                  March 10, 1987                 year ended December 31, 1992.

         10.19    Amendment to Management        Incorporated by reference to Exhibit b.11 to the
                  Agreement with Douglas R.      Company's Annual Report on Form 10-K for the fiscal
                  Hoelscher dated June 21, 1989  year ended December 31, 1992.

         10.20    1993 Amendment to Management   Incorporated by reference to Exhibit 10.18 to the
                  Agreement with Douglas R.      Company's Annual Report on Form 10-K for the fiscal
                  Hoelscher dated                year ended December 31, 1993.
                  December 10, 1993

         10.21    Management Agreement with      Incorporated by reference to Exhibit 10.19 to the
                  Keith D. Payden dated          Company's Annual Report on Form 10-K for the fiscal
                  December 10, 1993              year ended December 31, 1993.

         10.22    Management Agreement with      Incorporated by reference to Exhibit b.12 to the
                  Richard A. Snyder dated        Company's Annual Report on Form 10-K for the fiscal
                  March 10, 1987                 year ended December 31, 1992.

         10.23    Amendment to Management        Incorporated by reference to Exhibit b.13 to the
                  Agreement with Richard A.      Company's Annual Report on Form 10-K for the fiscal
                  Snyder dated June 22, 1989     year ended December 31, 1992.

         10.24    1993 Amendment to Management   Incorporated by reference to Exhibit 10.22 to the
                  Agreement with Richard A.      Company's Annual Report on Form 10-K for the fiscal
                  Snyder dated                   year ended December 31, 1993.
                  December 10, 1993

         10.25    Management Agreement with      Incorporated by reference to Exhibit 10.23 to the
                  William R. Strang dated        Company's Annual Report on Form 10-K for the fiscal
                  December 10, 1993              year ended December 31, 1993.

         10.26    Asset Purchase Agreement       Incorporated by reference to Exhibit 2.1 to the
                  dated January 27, 1994,        Company's Current Report on Form 8-K dated
                  between Tennant Company,       February 15, 1994.
                  Castex Industries, Inc.,
                  Wayne Investment Corp. and
                  Wayne A. Streuer

         13.1     Portions of 1997 Annual        Filed herewith electronically.
                  Report to Shareholders




         21.1      Subsidiaries of the Registrant

                   Tennant Company has the
                   following subsidiaries:

                   Tennant Holding B.V. is
                   a wholly owned
                   subsidiary organized
                   under the laws of the
                   Netherlands in 1991. A
                   legal reorganization
                   occurred in 1991 whereby
                   Tennant N.V. became a
                   participating interest
                   of Tennant Holding B.V.
                   Tennant N.V. had
                   previously been a wholly
                   owned subsidiary
                   organized under the laws
                   of the Netherlands in
                   1970. Tennant
                   Maintenance Systems,
                   Limited, was a wholly
                   owned subsidiary,
                   organized under the laws
                   of the United Kingdom
                   until October 29, 1992,
                   at which time Tennant
                   Holding B.V. acquired
                   100% of its stock from
                   Tennant Company.
                   The name was formally
                   changed to Tennant UK
                   Limited on or about
                   October 16, 1996.  Castex
                   Incorporated, is a wholly
                   owned subsidiary organized
                   under the laws of the state
                   of Michigan. The results of
                   these operations have
                   been consolidated into
                   the financial
                   statements, as indicated
                   therein.

         23.1      Independent Auditors'         Filed herewith electronically.
                   Report and Consent

         27.1      Financial Data Schedule       Filed herewith electronically.


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

                                CROSS REFERENCE SHEET

FORM 10-K                        REFERENCED                                        LOCATION
---------                        ----------                                        --------
Part I, Item 1 - Business        1997 Annual Report to Shareholders                Exhibit 13.1
                                                                                   Pages 2, 3, 4, 5, 6, 7, 8, 9, 10,
                                 a.     General                                    11, 12 and 13
                                 b      Lines of business, industry segments and   Page 24, footnote 2
                                         foreign and domestic operations
                                 c.     Working capital practices                  Pages 15, 16 and 17
                                 d.     Product research and development           Pages 4, 5, 7, 8, 10, 11 and 13
                                                                                   Page 24, footnote 3
                                 e.     Employment                                 Page 30


Part I, Item 2 - Properties      1997 Annual Report to Shareholders                Exhibit 13.1

                                                                                   Page 25, footnote 7
                                                                                   Page 26, footnote 9
                                                                                   Inside back cover

Part II, Item 5 - Market for     1997 Annual Report to Shareholders                Exhibit 13.1
the Registrant's Common          a.     Principal market                           Inside back cover
Equity and Related               b.     Quarterly data                             Page 24, footnote 4
Shareholder Matters                                                                Inside back cover
                                 c.     Number of shareholders                     Inside back cover
                                 d.     Dividends                                  Page 24, footnote 4
                                                                                   Inside back cover

Part II, Item 6 - Selected       1997 Annual Report to Shareholders                Exhibit 13.1
Financial Data                                                                     Pages 30 and 31


Part II, Item 7 - Management's   1997 Annual Report to Shareholders                Exhibit 13.1
Discussion and Analysis of                                                         Pages 14 to 17
Financial Condition and
Results of Operations

Part II, Item 8 - Financial      1997 Annual Report to Shareholders                Exhibit 13.1
Statements and Supplementary                                                       Pages 18 to 29
Data

Part III, Item 10 - Directors    1998 Proxy                                        Pages 3 to 7
and Executive Officers of the
Registrant

Part III, Item 11 - Executive    1998 Proxy                                        Pages 8 to 14
Compensation

Part III, Item 12 - Security     1998 Proxy                                        Pages 2 and 5
Ownership of Certain
Beneficial Owners and
Management

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY


 By -    /s/ Roger L. Hale                  By -    /s/ William A. Hodder
         Roger L. Hale, President,                  William A. Hodder
         Chief Executive Officer,                   Board of Directors
         and Board of Directors
                                            Date - March 26, 1998
 Date - March 26, 1998
                                            By -    /s/ Delbert W. Johnson
 By -    /s/ Richard A. Snyder                      Delbert W. Johnson
         Richard A. Snyder                          Board of Directors
         Vice President, Treasurer, and
         Chief Financial Officer            Date - March 26, 1998

 Date - March 26, 1998                      By -    /s/ William I. Miller
                                                    William I. Miller
 By -    /s/ John Pain                              Board of Directors
         John T. Pain
         Corporate Controller and           Date - March 26, 1998
         Principal Accounting Officer
                                            By -   /s/ Edwin L. Russel
 Date - March 26, 1998                             Edwin L. Russell
                                                   Board of Directors
 By -    /s/ Arthur D. Collins, Jr.
         Arthur D. Collins, Jr.             Date - March 26, 1998
         Board of Directors

 Date - March 26, 1998

 By -    /s/ Davic C. Cox
         David C. Cox
         Board of Directors

 Date - March 26, 1998

 By -    /s/ Andrew P. Czajkowski
         Andrew P. Czajkowski
         Board of Directors

 Date - March 26, 1998