Form 10-Q
period 1998-03-03
TENNANT CO
filed 1998-05-13
CIK 97134

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934




                           For Quarter Ended March 31, 1998
                              Commission File No. 04804





                                   TENNANT COMPANY


        Incorporated in Minnesota                IRS Emp Id No. 410572550


                               701 North Lilac Drive
                                   P.O. Box 1452
                           Minneapolis, Minnesota  55440
                             Telephone No. 612-540-1200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                                   ------
The number of shares outstanding of Registrant's common stock, par value $.375, on March 31, 1998, was 9,657,608.

                                  TENNANT COMPANY
                           Quarterly Report - Form 10-Q

                          PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands, except per share amounts)


                                                  Three Months Ended March 31
                                                  ----------------------------
EARNINGS (note 1)                                     1998            1997
                                                     -------        -------

Net sales                                            $88,721        $83,026
Less:
     Cost of sales (note 2)                           51,445         48,877
     Selling and administrative (note 2)              29,893         27,562
                                                     -------        -------
Profit from operations                                 7,383          6,587
Other income and (expense)
     Net foreign currency gain (loss)                   (128)           (36)
     Interest income                                   1,142          1,121
     Interest expense                                   (564)          (527)
     Miscellaneous income (expense), net                 339           (301)
                                                     -------        -------
         Total other income (expense)                    789            257
                                                     -------        -------
Earnings before income taxes                           8,172          6,844
Taxes on income                                        2,929          2,437
                                                     -------        -------

Net earnings                                         $ 5,243        $ 4,407
                                                     -------        -------
                                                     -------        -------

Comprehensive earnings adjustment for foreign
   currency translation, net of tax                     (674)        (1,734)
                                                     -------        -------

Comprehensive earnings                               $ 4,569        $ 2,673
                                                     -------        -------
                                                     -------        -------

PER SHARE

Basic net earnings                                    $  .54         $  .44
Diluted net earnings                                  $  .54         $  .44
Dividends                                             $  .18         $  .18
Average number of shares (diluted)                 9,758,000     10,121,700


See Accompanying Notes

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
(Dollars in thousands)

                                   BALANCE SHEET


                                                             (Condensed from
                                                             Audited Financial
                                               (Unaudited)       Statements)
ASSETS                                       March 31, 1998  December 31, 1997
                                             --------------  -----------------

Cash and cash equivalents                      $  26,962          $  16,279
Receivables                                       76,429             83,099
  Less deferred income from sales finance
    charges                                       (1,636)            (1,636)
  Less allowance for doubtful accounts            (3,334)            (3,302)
                                               ---------          ---------
     Net receivables                              71,459             78,161
Inventories (note 3)                              42,166             40,323
Prepaid expenses                                     947                985
Deferred income taxes, current portion             7,393              7,357
                                               ---------          ---------
  Total current assets                           148,927            143,105

Property, plant, and equipment                   158,250            156,602
  Less allowance for depreciation                (94,023)           (91,491)
                                               ---------          ---------
     Net property, plant, and equipment           64,227             65,111
Net noncurrent installment accounts receivable     7,026              6,337
Deferred income taxes, long-term portion           2,339              2,257
Intangible assets                                 16,267             16,525
Other assets                                         509                535
                                               ---------          ---------
  Total assets                                 $ 239,295          $ 233,870
                                               ---------          ---------
                                               ---------          ---------


                       LIABILITIES & SHAREHOLDERS' EQUITY


                                                             (Condensed from
                                                             Audited Financial
                                               (Unaudited)       Statements)
LIABILITIES                                   March 31, 1998  December 31, 1997
                                             --------------  -----------------

Current debt                                   $   6,711          $   2,377
Accounts payable                                  22,712             19,078
Accrued expenses                                  24,795             35,694
                                               ---------          ---------
  Total current liabilities                       54,218             57,149

Long-term debt                                    28,104             20,678
Employee retirement-related benefits              22,426             21,767
Other long-term liabilities                           --                190
                                               ---------          ---------
  Total liabilities                              104,748             99,784

SHAREHOLDERS' EQUITY

Common stock (note 6)                              3,619              3,637
Additional paid-in capital (note 5)                   --                 --
Common stock subscribed                              231                444
Unearned restricted shares                          (866)              (789)
Retained earnings                                142,441            141,656
Receivable from ESOP                             (10,767)           (11,425)
                                               ---------          ---------
Accumulated other comprehensive income
  (equity adjustment from foreign
  currency translation)                             (111)               563
    Total shareholders' equity                   134,547            134,086
                                               ---------          ---------
    Total liabilities and shareholders'
       equity                                  $ 239,295          $ 233,870
                                               ---------          ---------
                                               ---------          ---------

See Accompanying Notes

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)



STATEMENTS OF CASH FLOWS (note 4)                                          Three Months Ended March 31
                                                                           ---------------------------
                                                                                1998           1997
                                                                                ----           ----
Net cash flow related to operating activities                                $  6,734       $  3,508

Cash flow related to investing activities:
     Acquisition of property, plant, and equipment                             (4,577)        (3,032)
     Proceeds from disposals of property, plant, and equipment                  1,195            319
     Settlement of foreign currency hedging contracts                              --            326
                                                                             --------        -------
  Net cash flow related to investing activities                                (3,382)        (2,387)

Cash flow related to financing activities:
     Net changes in current debt                                                  599            524
     Issuance of long-term debt                                                 6,061              4
     Payments to settle long-term debt                                          5,777             (6)
     Principal payment from ESOP                                                   --            545
     Proceeds from employee stock issues                                          497            462
     Repurchase of common stock                                                (3,876)        (1,316)
     Dividends paid                                                            (1,739)        (1,800)
                                                                             --------        -------
  Net cash flow related to financing activities                                 7,319         (1,587)

Effect of exchange rate changes on cash                                            12            157
                                                                             --------        -------

Net increase (decrease) in cash and cash equivalents                           10,683           (309)

Cash and cash equivalents at beginning of year                                 16,279          9,881
                                                                             --------        -------

Cash and cash equivalents at end of first quarter                            $ 26,962        $ 9,572
                                                                             --------        -------
                                                                             --------        -------


See Accompanying Notes

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

(1) The Company's Summary of Significant Accounting Policies and other Related Data and Summary of Stock Plans, Bonuses, and Profit Sharing is included in the Company's 1997 Annual Report filed as Exhibit 13.1 to the Company's annual report on Form 10-K and is incorporated in this Form 10-Q by reference.

(2)  Expenses

     Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three months ended March 31, 1998 and 1997, as follows:

                                              1998      1997
                                              ----      ----
                                              (In Thousands)
     Engineering, research and development   $4,451    $3,237
                                             ------    ------
                                             ------    ------

     Maintenance and repairs                 $1,560    $1,490
                                             ------    ------
                                             ------    ------

     Warranty                                $1,108    $1,034
                                             ------    ------
                                             ------    ------

     Bad debts                               $  189    $  135
                                             ------    ------
                                             ------    ------


     The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

 (3) Inventories

     Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at March 31, 1998, and December 31, 1997, is as follows:


                              March 31     December 31
                                1998          1997
                              --------     -----------
                                    (In Thousands)
     FIFO Inventories:
          Finished Goods      $31,194        $27,028
          All Other            30,353         31,832
     LIFO Adjustment          (19,381)       (18,538)
                              -------        -------
     LIFO Inventories         $42,166        $40,323
                              -------        -------
                              -------        -------

TENNANT COMPANY
Quarterly Report - Form 10-Q


ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Cash Flow

     Income taxes paid during the three months ended March 31, 1998 and 1997, were $3,063,000 and $2,361,000, respectively. Interest costs paid during the three months ended March 31, 1998, and 1997, were $555,000 and $529,000, respectively.

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

(6)  Earnings Per Share
     (In thousands, except per share amounts)

                                      For the Quarter Ending March 31, 1998
                                     ---------------------------------------
                                       Income         Shares      Per Share
                                     (Numerator)  (Denominator)     Amount
                                     -----------  -------------   ----------
     Basic EPS
     Income available to common
        stockholders                   $5,243          9,726        $  0.54

     Effect of Dilutive Securities
     Fixed stock options                                  32
     Performance-related shares                            0

     Diluted EPS
     Income available to common
         stockholders
         + assumed conversions         $5,243          9,758        $  0.54



                                      For the Quarter Ending March 31, 1997
                                     ---------------------------------------
                                       Income         Shares      Per Share
                                     (Numerator)  (Denominator)     Amount
                                     -----------  -------------   ----------
     Basic EPS
     Income available to common
        stockholders                   $4,407         10,058        $  0.44

     Effect of Dilutive Securities
     Fixed stock options                                  21
     Performance-related shares                           43

     Diluted EPS
     Income available to common
         stockholders
         + assumed conversions         $4,407         10,122        $  0.44


TENNANT COMPANY
Quarterly Report - Form 10-Q



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Comprehensive Income
    (In thousands)

    Beginning the first quarter 1998, the Company is adopting SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying the components of comprehensive income. The Company has retroactively restated comprehensive income to meet this compliance.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Three Months Ended March 31, 1998, and is incorporated in this Form 10-Q by reference.

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

       3ii     By-Laws                       Incorporated by reference to
                                             Exhibit 4.2 to the Company's
                                             Registration Statement No.
                                             33-59054, Form S-8, dated March 2,
                                             1993.

     13.1      Text Portion of Report to     Filed herewith electronically.
               Shareholders for the
               Three Months Ended
               March 31, 1997.

     27.1      Financial Data Schedule.      Filed herewith electronically.

(b)  Reports on Form 8-K

     There were no reports filed on Form 8K filed for the quarter ended March 31, 1998.

TENNANT COMPANY
Quarterly Report - Form 10-Q



                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                 TENNANT COMPANY



Date:
     -------------------------               -----------------------------------
                                             Richard A. Snyder
                                             Vice President, Treasurer and
                                             Chief Financial Officer



Date:
     -------------------------               -----------------------------------
                                             John T. Pain
                                             Corporate Controller and
                                             Principal Accounting Officer