Form 10-Q
period 1998-06-30
TENNANT CO
filed 1998-08-10
CIK 97134

                                 FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934






                        For Quarter Ended June 30, 1998
                          Commission File No. 04804





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
The number of shares outstanding of Registrant's common stock, par value $.375, on June 30, 1998, was 9,353,878.

                                 TENNANT COMPANY
                           Quarterly Report - Form 10-Q

                          PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED)
----------------------------------------------------------------------
(Dollars in thousands, except per share amounts)


                                                 Three Months             Six Months
                                                 Ended June 30           Ended June 30
                                             --------------------     -------------------
EARNINGS (note 1)                              1998         1997        1998        1997
                                               ----         ----        ----        ----
Net sales                                    $99,220      $93,359     $187,941    $176,385
Less:
   Cost of sales (note 2)                     57,166       53,589      108,611     102,466
   Selling and administrative (note 2)        32,086       30,306       61,979      57,868
                                             -------      -------     --------    --------
Profit from operations                         9,968        9,464       17,351      16,051
Other income and (expense)
   Net foreign currency gain (loss)              (43)           8         (171)        (28)
   Interest income                             1,167        1,113        2,309       2,234
   Interest expense                             (742)        (459)      (1,306)       (986)
   Miscellaneous income (expense), net            40         (181)         379        (482)
                                             -------      -------     --------    --------
     Total other income (expense)                422          481        1,211         738
                                             -------      -------     --------    --------
Earnings before income taxes                  10,390        9,945       18,562      16,789
Taxes on income                                3,672        3,528        6,601       5,965
                                             -------      -------     --------    --------

Net earnings                                 $ 6,718      $ 6,417     $ 11,961    $ 10,824
                                             -------      -------     --------    --------
Comprehensive earnings adjustment for
  foreign currency translation, net of tax       341         (13)         (333)     (1,747)
                                             -------      -------     --------    --------

Comprehensive Earnings (note 7)              $ 7,059      $ 6,404     $ 11,628    $  9,077
                                             -------      -------     --------    --------
                                             -------      -------     --------    --------

PER SHARE (note 6)

Basic net earnings                            $  .70       $  .64      $  1.24     $  1.08
Diluted net earnings                          $  .70       $  .63      $  1.24     $  1.07
Dividends                                     $  .18       $  .18      $   .36     $   .36
Average number of shares (diluted)         9,574,000   10,106,000    9,666,000  10,106,300


See Accompanying Notes

                                 TENNANT COMPANY
                           Quarterly Report - Form 10-Q

                    ITEM 1 - FINANCIAL STATEMENTS (continued)

ITEM 1 - FINANCIAL STATEMENTS

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
----------------------------------------------------------
(Dollars in thousands)

                                    BALANCE SHEET


                                                                         (Condensed from Audited
                                                        (Unaudited)        Financial Statements)
ASSETS                                                 June 30, 1998         December 31, 1997
                                                       ------------          -----------------
Cash and cash equivalents                                 $ 16,157                $ 16,279
Receivables                                                 77,856                  83,099
   Less deferred income from sales finance charges          (1,094)                 (1,636)
   Less allowance for doubtful accounts                     (3,645)                 (3,302)
                                                         ---------               ---------
      Net receivables                                       73,117                  78,161
Inventories (note 3)                                        44,236                  40,323
Prepaid expenses                                               978                     985
Deferred income taxes, current portion                       7,359                   7,357
                                                         ---------               ---------
    Total current assets                                   141,847                 143,105

Property, plant, and equipment                             161,062                 156,602
    Less allowance for depreciation                        (96,989)                (91,491)
                                                         ---------               ---------
       Net property, plant, and equipment                   64,073                  65,111
Net noncurrent installment accounts receivable               6,255                   6,337
Deferred income taxes, long-term portion                     2,366                   2,257
Intangible assets                                           16,009                  16,525
Other assets                                                   407                     535
                                                         ---------               ---------
    Total assets                                          $230,957                $233,870
                                                         ---------               ---------
                                                         ---------               ---------


                             LIABILITIES & SHAREHOLDERS' EQUITY

                                                                         (Condensed from Audited
                                                        (Unaudited)        Financial Statements)
LIABILITIES                                            June 30, 1998         December 31, 1997
                                                       -------------     -----------------------
Current debt                                              $  5,456                $  2,377
Accounts payable                                            19,703                  19,078
Accrued expenses                                            26,686                  35,694
                                                         ---------               ---------
    Total current liabilities                               51,845                  57,149

Long-term debt                                              28,113                  20,678
Employee retirement-related benefits                        23,919                  21,767
Other long-term liabilities                                     --                     190
                                                         ---------               ---------
    Total liabilities                                      103,877                  99,784

SHAREHOLDERS' EQUITY

Common stock (note 5)                                        3,507                   3,637
Additional paid-in capital (note 5)                             --                      --
Common stock subscribed                                        131                     444
Unearned restricted shares                                    (722)                   (789)
Retained earnings                                          134,641                 141,656
Receivable from ESOP                                       (10,707)                (11,425)
Accumulated other comprehensive income (equity
  adjustment from foreign currency translation)                230                     563
                                                         ---------               ---------
    Total shareholders' equity                             127,080                 134,086
                                                         ---------               ---------
    Total liabilities and shareholders' equity            $230,957                $233,870
                                                         ---------               ---------
                                                         ---------               ---------

See Accompanying Notes

                                 TENNANT COMPANY
                           Quarterly Report - Form 10-Q

                    ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED)
----------------------------------------------------------------------
(Dollars in thousands)

STATEMENTS OF CASH FLOWS (note 4)                      Six Months Ended June 30
                                                       ------------------------
                                                         1998            1997
                                                         ----            ----
Net cash flow related to operating activities            $ 15,903      $16,819

Cash flow related to investing activities:
     Acquisition of property, plant, and equipment        (10,726)      (9,985)
     Acquisition of intangible assets                          --           --
     Proceeds from disposals of property, plant,
       and equipment                                        3,565        1,401
     Settlement of foreign currency hedging contracts          --          470
                                                        ---------    ---------
   Net cash flow related to investing activities           (7,161)      (8,114)

Cash flow related to financing activities:
     Net changes in current debt                            4,709       (2,126)
     Issuance of long-term debt                             5,782            8
     Payments to settle long-term debt                         (6)         (12)
     Principal payment from ESOP                              600          545
     Proceeds from employee stock issues                      903          920
     Repurchase of common stock                           (17,404)      (3,874)
     Dividends paid                                        (3,427)      (3,590)
                                                        ---------    ---------
   Net cash flow related to financing activities           (8,843)      (8,129)

Effect of exchange rate changes on cash                       (21)         217
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents         (122)         793

Cash and cash equivalents at beginning of year             16,279        9,881
                                                        ---------    ---------

Cash and cash equivalents at end of second quarter       $ 16,157      $10,674
                                                        ---------    ---------
                                                        ---------    ---------




See Accompanying Notes

                                 TENNANT COMPANY
                           Quarterly Report - Form 10-Q

                    ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, financial the accompanying statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented.

The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

(1) The Company's Summary of Significant Accounting Policies and other Related Data and Summary of Stock Plans, Bonuses, and Profit Sharing is included in the Company's 1997 Annual Report filed as Exhibit 13.1 to the Company's annual filing on Form 10-K and is incorporated in this Form 10-Q by reference.

(2)  Expenses

     Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three and six months ended June 30, 1998 and 1997, as follows:

                                              Three Months         Six Months
                                              Ended June 30       Ended June 30
                                              -------------       -------------
                                             1998      1997      1998      1997
                                             ----      ----      ----      ----
                                                      (In Thousands)
     Engineering, research and development  $4,013    $3,459    $6,520    $6,696
                                            ------    ------    ------    ------
                                            ------    ------    ------    ------
     Maintenance and Repairs                $1,459    $1,396    $3,019    $2,886
                                            ------    ------    ------    ------
                                            ------    ------    ------    ------
     Warranty                               $1,216    $1,096    $2,324    $2,130
                                            ------    ------    ------    ------
                                            ------    ------    ------    ------
     Bad debts                              $  309    $  203    $  498    $  338
                                            ------    ------    ------    ------
                                            ------    ------    ------    ------

     The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

(3)  Inventories

     Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at June 30, 1998, and December 31, 1997, is as follows:

                                             June 30           December 31
                                               1998               1997
                                             -------           -----------
                                                  (In Thousands)
     FIFO Inventories:
          Finished Goods                     $31,015              $27,028
          All Other                           32,711               31,833
     LIFO Adjustment                         (19,490)             (18,538)
                                             -------              -------
     LIFO Inventories                        $44,236              $40,323
                                             -------              -------
                                             -------              -------

                                 TENNANT COMPANY
                           Quarterly Report - Form 10-Q


                    ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4)   Cash Flow

     Income taxes paid during the six months ended June 30, 1998 and 1997, were $6,019,000 and $7,187,000, respectively. Interest costs paid during the six months ended June 30, 1998 and 1997, were $1,291,958 and $555,000, respectively.

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

(6)  Earnings Per Share
     (In thousands, except per share amounts)

                                                   For the Quarter Ended June 30, 1998
                                                   -------------------------------------
                                                      Income        Shares     Per Share
                                                   (Numerator)   (Denominator)   Amount
                                                   -----------  -------------- ---------
     Basic EPS
     Income available to common
       stockholders                                   $6,718          9,546     $  0.70

     Effect of Dilutive Securities
     Fixed stock options                                                 28
     Performance-related shares                                           0

     Diluted EPS
     Income available to common
       stockholders
       + assumed conversions                          $6,718          9,574     $  0.70

                                                   For the Quarter Ended June 30, 1997
                                                   -------------------------------------
                                                      Income        Shares     Per Share
                                                   (Numerator)   (Denominator)   Amount
                                                   -----------  -------------- ---------
     Basic EPS
     Income available to common
       stockholders                                   $6,417         10,091     $  0.64
     Effect of Dilutive Securities
     Fixed stock options                                                  6
     Performance-related shares                                           9

     Diluted EPS
     Income available to common
       stockholders
       + assumed conversions                          $6,417         10,106     $  0.63


                                 TENNANT COMPANY
                           Quarterly Report - Form 10-Q


(7)  Comprehensive Earnings
     (In thousands)

     Beginning the first quarter 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying the components of comprehensive income. The Company has retroactively reflected comprehensive income to meet these requirements.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Six Months Ended June 30, 1998, and is incorporated in this Form 10-Q by reference.

                                 TENNANT COMPANY
                           Quarterly Report - Form 10-Q



                          PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   At the Annual Shareholders' Meeting held on May 8, 1998, the following matters were submitted to vote:

(a)  Election of Directors

     Arthur D. Collins, Jr., was elected to serve a three-year term as a director of the Company. Out of 8,502,617 common shares represented, 8,166,950 voted in favor and 335,666 withheld.

     Andrew P. Czajkowski was elected to serve a three-year term as a director of the Company. Out of 8,502,617 common shares represented, 8,161,892 voted in favor and 340,725 withheld.

     Pamela K. Knous was elected to serve a three-year term as a director of the Company. Out of 8,502,617 common shares represented, 8,150,064 voted in favor and 352,552 withheld.

     The following directors each continued their term of office after the meeting:

     David C. Cox
     Roger L. Hale
     Delbert W. Johnson
     William I. Miller
     Edwin L. Russell

(b)  Tennant Company 1998 Management Incentive Plan

     The Tennant Company 1998 Management Incentive Plan was approved and ratified. Out of 8,502,617 common shares represented, 7,975,382 voted in favor, 407,689 against, and 119,545 abstained.

(c)  Appointment of KPMG Peat Marwick as Auditors

     The appointment of KPMG Peat Marwick LLP as independent auditors of the Company was approved. Out of 8,502,617 common shares represented, 8,147,937 voted in favor, 265,816 against, and 88,864 abstained.

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

       13.1     Text Portion of Report to    Filed herewith electronically.
                Shareholders for the Six
                Months Ended June 30, 1998

       27.1     Financial Data Schedule      Filed herewith electronically.

(b)  Reports on Form 8-K

     A Form S-8 was filed May 1, 1998, reporting the Castex Incorporated Employee's Retirement Savings Plan and Trust.

                              TENNANT COMPANY
                       Quarterly Report - Form 10-Q



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                TENNANT COMPANY



Date:
      -------------------------------      ------------------------------------
                                           Richard A. Snyder
                                           Vice President, Treasurer and
                                           Chief Financial Officer



Date:
      -------------------------------      ------------------------------------
                                           John T. Pain
                                           Corporate Controller and
                                           Principal Accounting Officer