Form 10-Q
period 1998-09-30
TENNANT CO
filed 1998-11-12
CIK 97134

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934





                        For Quarter Ended September 30, 1998
                             Commission File No. 04804




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

The number of shares outstanding of Registrant's common stock, par value $.375 on September 30, 1998, was 9,279,903.

                                  TENNANT COMPANY
                            Quarterly Report - Form 10-Q

                          PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF EARNINGS AND
--------------------------------------------------------------------------
COMPREHENSIVE EARNINGS (UNAUDITED)
----------------------------------
(Dollars in thousands, except per share amounts)

                                                         Three Months                  Nine Months
                                                       Ended September 30           Ended September 30
                                                     -----------------------    -------------------------
                                                       1998           1997          1998           1997
                                                       ----           ----          ----           ----
Net sales                                         $   96,116     $   90,570     $  284,057     $  266,955
Less:
  Cost of sales                                       55,464         52,272        164,075        154,738
  Selling and administrative                          31,172         29,621         93,151         87,489
                                                  ----------     ----------     ----------     ----------
Profit from operations                                 9,480          8,677         26,831         24,728
Other income (expense)
  Net foreign currency gain (loss)                        93            (77)           (79)          (105)
  Interest income                                      1,036          1,236          3,345          3,470
  Interest expense                                      (573)          (518)        (1,878)        (1,504)
  Miscellaneous income (expense), net                   (214)          (103)           165           (585)
                                                  ----------     ----------     ----------     ----------
     Total other income (expense)                        342            538          1,553          1,276
                                                  ----------     ----------     ----------     ----------
Earnings before income taxes                           9,822          9,215         28,384         26,004
Taxes on income                                        3,514          3,243         10,115          9,208
                                                  ----------     ----------     ----------     ----------
Net earnings                                      $    6,308    $     5,972     $   18,269    $    16,796
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Comprehensive earnings adjustment for
  foreign currency translation, net of tax              (877)        (1,149)        (1,210)        (1,162)
                                                  ----------     ----------     ----------     ----------
Comprehensive earnings                            $    5,431    $     4,823     $   17,059    $    15,634
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
PER SHARE

Basic net earnings                                $      .67    $       .60     $     1.91    $      1.68
Diluted net earnings                              $      .67    $       .60     $     1.91    $      1.67
Dividends                                         $      .19    $       .18     $      .55    $       .54
Weighted average number of shares
  (basic)                                          9,383,871      9,928,700      9,550,808      9,999,300
Weighted average number of shares
  (diluted)                                        9,411,800     10,006,900      9,580,100     10,077,500

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)
-----------------------------

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
----------------------------------------------------------
(Dollars in thousands)

                                   BALANCE SHEET

                                                                                        (Condensed from Audited
                                                                  (Unaudited)            Financial Statements)
   ASSETS                                                     September 30, 1998           December 31, 1997
                                                              ------------------        -----------------------
Cash and cash equivalents                                            $17,901                      $16,279
Receivables                                                           78,724                       83,099
   Less deferred income from sales finance charges                    (1,320)                      (1,636)
   Less allowance for doubtful accounts                               (3,358)                      (3,302)
                                                                   ---------                     --------
      Net receivables                                                 74,046                       78,161
Inventories                                                           45,707                       40,323
Prepaid expenses                                                         755                          985
Deferred income taxes, current portion                                 7,357                        7,357
                                                                   ---------                     --------
   Total current assets                                              145,766                      143,105

Property, plant, and equipment                                       163,779                      156,602
   Less allowance for depreciation                                   (99,980)                     (91,491)
                                                                   ---------                     --------
      Net property, plant, and equipment                              63,799                       65,111
Net noncurrent installment accounts receivable                         3,249                        6,337
Deferred income taxes, long-term portion                               2,269                        2,257
Intangible assets, net                                                15,766                       16,525
Other assets                                                             477                          535
                                                                   ---------                     --------
   Total assets                                                     $231,326                     $233,870
                                                                   ---------                     --------
                                                                   ---------                     --------
      LIABILITIES & SHAREHOLDERS' EQUITY
                                                                                         (Condensed from Audited
                                                                  (Unaudited)              Financial Statements)
LIABILITIES                                                    September 30, 1998            December 31, 1997
                                                               ------------------        ------------------------
Current debt                                                          $5,354                       $2,377
Accounts payable                                                      15,125                       19,078
Accrued expenses                                                      31,764                       35,694
                                                                   ---------                     --------
   Total current liabilities                                          52,243                       57,149

Long-term debt                                                        26,524                       20,678
Employee retirement-related benefits                                  24,502                       21,767
Other long-term liabilities                                             --                            190
                                                                   ---------                     --------
   Total liabilities                                                 103,269                       99,784

SHAREHOLDERS' EQUITY

Common stock                                                           3,466                        3,637
Common stock subscribed                                                  130                          444
Unearned restricted shares                                              (509)                        (789)
Retained earnings                                                    134,971                      141,656
Receivable from ESOP                                                 (10,648)                     (11,425)
Accumulated other comprehensive income (equity
   adjustment from foreign currency translation)                         647                          563
                                                                   ---------                     --------
   Total shareholders' equity                                        128,057                      134,086
   Total liabilities and shareholders' equity                       $231,326                     $233,870
                                                                   ---------                     --------
                                                                   ---------                     --------

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)
-----------------------------

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED)
----------------------------------------------------------------------
(Dollars in thousands)

CONDENSED STATEMENTS OF CASH FLOWS                               Nine Months Ended September 30
                                                                 ------------------------------
                                                                      1998          1997
                                                                      ----          ----
Net cash flow related to operating activities                        $28,682       $30,384

Cash flow related to investing activities:
      Acquisition of property, plant, and equipment                  (14,597)      (14,417)
      Proceeds from disposals of property, plant, and equipment        4,178         3,269
      Settlement of foreign currency hedging contracts                  --             935
                                                                     -------       -------
   Net cash flow related to investing activities                     (10,419)      (10,213)

Cash flow related to financing activities:
      Net changes in current debt                                      4,541        (2,136)
      Issuance of long-term debt                                       4,163            13
      Payments to settle long-term debt                                  (27)          (16)
      Principal payment from ESOP                                        600           545
      Proceeds from employee stock issues                              1,521         1,374
      Repurchase of common stock                                     (22,259)       (7,635)
      Dividends paid                                                  (5,201)       (5,367)
                                                                     -------       -------
   Net cash flow related to financing activities                     (16,662)      (13,222)

Effect of exchange rate changes on cash                                   21           368
                                                                     -------       -------
Net increase in cash and cash equivalents                              1,622         7,317

Cash and cash equivalents at beginning of year                        16,279         9,881
                                                                     -------       -------
Cash and cash equivalents at end of third quarter                    $17,901       $17,198
                                                                     -------       -------
                                                                     -------       -------

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)
-----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented.

The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

(1) The Company's Summary of Significant Accounting Policies and other Related Data and Summary of Stock Plans, Bonuses, and Profit Sharing are included in the Company's 1997 Annual Report filed as Exhibit 13.1 to the Company's annual filing on Form 10-K and are incorporated in this Form 10-Q by reference.

(2)  Expenses

     Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three and nine months ended September 30, 1998 and 1997, as follows:

                                                    Three Months            Nine Months
                                                Ended September 30      Ended September 30
                                                ------------------      ------------------
                                                  1998        1997        1998       1997
                                                  ----        ----        ----       ----
                                                            (In Thousands)
     Engineering, research and development       $4,091      $3,489     $12,555    $10,185
                                                 ------      ------     -------    -------
                                                 ------      ------     -------    -------
     Maintenance and repairs                     $1,155      $1,258     $ 4,174    $ 4,144
                                                 ------      ------     -------    -------
                                                 ------      ------     -------    -------
     Warranty                                    $1,612      $1,150     $ 3,936    $ 3,280
                                                 ------      ------     -------    -------
                                                 ------      ------     -------    -------
     Bad debts                                   $  364      $  338     $   862    $   676
                                                 ------      ------     -------    -------
                                                 ------      ------     -------    -------

     The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

(3)  Inventories

     Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at September 30, 1998, and December 31, 1997, is as follows:

                                         September 30      December 31
                                            1998              1997
                                         ------------      -----------
                                                 (In Thousands)
FIFO Inventories:
     Finished Goods                       $32,883            $27,028
     All Other                             32,433             31,833
LIFO Adjustment                           (19,609)           (18,538)
                                          -------            -------
LIFO Inventories                          $45,707            $40,323
                                          -------            -------
                                          -------            -------


TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)
-----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Cash Flow

     Income taxes paid during the nine months ended September 30, 1998 and 1997, were $14,405,000 and $10,454,600, respectively. Interest costs paid during the nine months ended September 30, 1998 and 1997, were $1,866,094 and $1,226,318, respectively.

(5)  Earning Per Share
     (In thousands, except per share amounts)

                                         For the Quarter Ended September 30, 1998
                                        ------------------------------------------
                                            Income        Shares       Per Share
                                        (Numerator)     Denominator      Amount
                                         ---------      -----------      ------
Basic EPS
  Income available to
  common stockholders                       $6,308          9,383      $     .67

Effect of dilutive securities
  Fixed stock options                                          29

Diluted EPS
  Income available to
  common stockholders
  + assumed conversions                     $6,308          9,412      $     .67

                                         For the Quarter Ended September 30, 1997
                                        ------------------------------------------
                                          Income           Shares      Per Share
                                        (Numerator)     Denominator      Amount
                                         ---------      -----------      ------
Basic EPS
  Income available to
  common stockholders                       $5,972          9,929           $.60

Effect of dilutive securities
  Fixed stock options                                          35
  Performance-related shares                                   43

Diluted EPS
  Income available to
  common stockholders
  + assumed conversions                     $5,972         10,007           $.60

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)
-----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Comprehensive Earnings

     Beginning the First Quarter 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Earnings, which establishes standards for reporting and displaying the components of comprehensive income. The Company has retroactively reflected comprehensive income to meet these requirements.

(7)  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted for fiscal years beginning after June 15, 1999, although earlier application is permitted as of the beginning of any fiscal quarter. This statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company is in the process of determining if earlier application would be feasible and what effect the adoption of SFAS No. 133 will have on the company's results of operations, cash flows or financial position.

     New European Currency: On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the euro, a new European currency, and to adopt the euro as their common legal currency (the "Euro Conversion"). Either the euro or a participating country's present currency will be accepted as legal tender from January 1, 1999, to January 1, 2002, from which date forward only the euro will be accepted.

     The Company has a significant number of customers located in European Union countries participating in the Euro Conversion. Such customers will likely have to upgrade or modify their computer systems and software to comply with euro requirements. The amount of money the Company anticipates spending in connection with product development related to the Euro Conversion is not expected to have a material adverse effect on the Company's results of operations or financial condition. The Euro Conversion may also have competitive implications for the Company's pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time.

     The Company has begun to analyze which of its internal systems will need to be modified to deal with the Euro Conversion. The Company does not currently expect the cost of such modifications to have a material effect on the Company's results of operations or financial condition. There is no assurance, however, that all problems related to the Euro Conversion will be foreseen and corrected, or that no material disruptions of the Company's business will occur.

TENNANT COMPANY
Quarterly Report - Form 10-Q


                            PART II - OTHER INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Nine Months Ended September 30, 1998, and is incorporated in this Form 10-Q by reference.

ITEM 5 - Y2K PROJECT OVERVIEW
-----------------------------

Tennant's company-wide Year 2000 Project (Project) is proceeding on schedule.

Tennant's Project is divided into four major sections: Applications Systems, Systems Infrastructure, External Agents (suppliers/partners/distributors/ customers) and Embedded Systems (manufacturing and facilities). General Project phases common to all sections are: 1) inventorying Year 2000 items;
2) assigning priorities to identified items; 3) assessing the Year 2000 compliance of items determined to be material to the company; 4) repairing or replacing material items that are determined not to be Year 2000 compliant;
5) testing material items; and 6) designing and implementing contingency and business continuation plans. Material items are those believed by the company to have risk involving the safety of individuals that may cause damage to either property or the environment, or affect revenues.

Progress status is as follows:

                                    % Complete                 Estimated
                                   as of 9/30/98              Completion
                                   -------------              ----------
 Applications Systems                   80%                2nd Quarter 1999

 Systems Infrastructure                 70%                2nd Quarter 1999

 External Agents                        50%                2nd Quarter 1999

 Embedded Systems                       60%                1st Quarter 1999

A more detailed description of activities is as follows:

Applications Systems - In 1994, in order to improve access to business information through common integrated computing systems across the company, Tennant began a worldwide business systems replacement project with systems that use programs from SAP America, Inc. (SAP). The new systems are expected to make approximately 80% of the company business systems Year 2000 compliant. European applications systems are completely installed, and the North American Industrial systems are 60% implemented. The remaining non-SAP business software is in the process of being upgraded to Year 2000 compliance. The North American Commercial systems remediation was completed in September of 1998. Contingency planning for Application Systems will commence in the fourth quarter of 1998 and will be completed by mid-year 1999. Our activity also includes assessment and remediation of nonmission critical personal systems. Initial survey and assessment work is expected to be completed by first quarter 1999, with repair and remediation activities being continuous with estimated completion second quarter 1999.

TENNANT COMPANY
Quarterly Report - Form 10-Q


PART II - OTHER INFORMATION, cont.

ITEM 5 - Y2K PROJECT OVERVIEW (cont.)
-----------------------------

Systems Infrastructure - The Infrastructure section consists of hardware and system software other than Applications Software. Activity in this area is continuous with the majority being addressed and tested in conjunction with project and regular replacement programs. Contingency planning for this section will commence the fourth quarter of 1998.

External Agents (Suppliers/Partners/Distributors/Customers) - The primary activity in this section involves the process of identifying and prioritizing critical suppliers, customers, distributors, and other partners at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 problem. The initial survey activity has been completed and detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by selective follow-up contact, and development of contingency plans will commence in the fourth quarter of 1998, with expected completion by the end of the first quarter 1999.

Embedded Systems (Manufacturing and Facilities) - This area focuses on the hardware and software associated with embedded computer chips that are used in the operation of all facilities operated by the company. Survey and prioritization activities are scheduled for completion in the fourth quarter 1998. In addition, our activities have included the evaluation of Year 2000 dependencies in embedded chips produced in our own products all of which have been certified to be compliant.

COSTS
-----

The total cost associated with the required modifications to become Year 2000 compliant is not expected to be material to the company's financial position. The core of the company's IT investments have been focused on building new capability while satisfying Year 2000 requirements. The estimated total cost of the planned SAP activities through 1999 is approximately $20 million of which $16 million has been expended. Funding for Year 2000 specific activities are estimated at $950,000 of which $400,000 has been expended. Funding for both SAP and Y2K activities is integrated with operational budgets, with IT funding for fiscal year 1999 estimated to be at the same levels as fiscal year 1998.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
----------------------------------------------------------

The statements in this report are forward-looking statements and are not meant as historical facts. As discussed above, many factors are involved in this project which contain risk and uncertainty and are beyond the control of the Company. Included in this are the actions of suppliers, distributors, customers, and other partners.

TENNANT COMPANY
Quarterly Report - Form 10-Q


                            PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

      3ii      By-Laws                       Incorporated by reference to
                                             Exhibit 4.2 to the Company's
                                             Registration Statement No.
                                             33-59054, Form S-8, dated March 2,
                                             1993.

     13.1      Text Portion of Report to     Filed herewith electronically.
               Shareholders for
               the Nine Months Ended
               September 30, 1998

     27.1      Financial Data Schedule       Filed herewith electronically.

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended September 30, 1998.

TENNANT COMPANY
Quarterly Report - Form 10-Q


                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                 TENNANT COMPANY



Date:
      --------------------------        --------------------------------------
      November 12, 1998                 John T. Pain
                                        Vice President, Treasurer and
                                        Principal Financial Officer


Date:
      --------------------------        --------------------------------------
      November 12, 1998                 Dean A. Niehus
                                        Corporate Controller and
                                        Principal Accounting Officer