Form 10-K405
period 1998-12-31
TENNANT CO
filed 1999-03-25
CIK 97134

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.  COMMISSION FILE NUMBER 0-4804

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                 /X/

     $333,933,248.25 is aggregate market value of common stock held by non-affiliates as of March 8, 1999.

                   9,086,119 shares outstanding at March 8, 1999

                        DOCUMENTS INCORPORATED BY REFERENCE

   1998 Annual Report to Shareholders - Part I (Partial), Part II (Partial), and
                                 Part IV (Partial)
                          1999 Proxy - Part III (Partial)

                                  TENNANT COMPANY
                                        1998

                                   ANNUAL REPORT
                                     FORM 10-K
                   (PURSUANT TO SECURITIES EXCHANGE ACT OF 1934)

                                       PART I

Part I is included in the Tennant Company 1998 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 3 - "Legal Proceedings," of which there were no material legal proceedings pending, and Item 4 - "Submission of Matters to a Vote of Security Holders" during the fourth quarter, of which there were none.

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

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES

The Company, as described under "General Development of Business," has one business segment. The Company sells its products domestically and internationally. Appropriate financial information is provided in the Company's 1998 Annual Report to Shareholders, page 23, footnote 2. Nearly all of the Company's foreign investment in assets reside within Australia, Canada, Japan, Spain, The Netherlands, the United Kingdom, France, and Germany. While subject to increases or decreases in value over time due to foreign exchange rate movements, these investments are considered to be of low business risk.

PRINCIPAL PRODUCTS, MARKETS, AND DISTRIBUTION

Products consisting mainly of motorized cleaning equipment and related products, including floor cleaning and preservation products, are sold through a direct sales organization and independent distributors in North America, primarily through a direct sales organization in Australia, France, Spain, The Netherlands, Germany, and the United Kingdom, and through independent distributors in more than 40 foreign countries. Additional information pertaining to products and marketing methods is included in the 1998 Annual Report to Shareholders, pages 4, 5, 6, 7, 8, 9, 10, 11, 12 and 13.

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

WORKING CAPITAL PRACTICES

The Company's working capital practices are described in the 1998 Annual Report to Shareholders, Management's Financial Discussion and Analysis, Financial Position section on page 16.

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

PRODUCT RESEARCH AND DEVELOPMENT

The Company regularly commits what is believed to be an above-average amount of resources to product research and development. These amounts are reported on the Company's 1998 Annual Report to Shareholders, page 23, footnote 3. A description of product development is included in the 1998 Annual Report to Shareholders on pages 7, 9, 10, 11, and 12.

ENVIRONMENTAL PROTECTION

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect upon the Company's capital expenditures, earnings or competitive position.

EMPLOYMENT

Year-end employment is reported in the 1998 Annual Report to Shareholders on page 32.

EXECUTIVE OFFICERS OF THE REGISTRANT

Richard M. Adams, Vice President

     Richard M. Adams (51) joined the Company in 1974. He was elected Assistant Controller in 1983 and was named Corporate Controller in 1986. Mr. Adams was named Vice President, Global Accounts in 1993. Mr. Adams is a Certified Public Accountant. The Chairman and Chief Executive Officer of the Company, Roger L. Hale, is the first cousin of Mr. Adams. Mr. Adams is a director of Tennant UK Limited, Tennant Holding B.V., Tennant Europe B.V., Tennant Import B.V., Tennant Japan, and Castex Incorporated.

Bruce J. Borgerding, Deputy General Counsel and Corporate Secretary

     Bruce J. Borgerding (48) joined the Company in 1988 as Assistant General Counsel. He was named Deputy General Counsel and Corporate Secretary in 1995. Mr. Borgerding is a director of Tennant UK Limited, Tennant Holding B.V., Tennant Europe B.V., Tennant Import B.V., Tennant N.V., Tennant Japan, and Tennant Company Far East Headquarters Pte Ltd.

Paul E. Brunelle, Vice President

     Paul E. Brunelle (58) joined the Company in 1965. In 1987 he was elected Vice President of Personnel Resources. Prior to joining the Personnel Resources Department in 1985, he was General Manager of the Company's former Brazilian Operations. Mr. Brunelle is President of the Tennant Company Foundation. Mr. Brunelle retired as of December 31, 1998.

Janet M. Dolan, President and Chief Operating Officer

     Janet M. Dolan (49) joined the Company in 1986. Ms. Dolan was appointed General Counsel and Secretary in 1987, Vice President in 1990, Senior Vice President in 1995, Executive Vice President in 1996, President and Chief Operating Officer and a director in 1998. She is a director of Castex Incorporated. She is also a director of Donaldson Company, Inc.

Thomas J. Dybsky, Vice President

     Thomas J. Dybsky (49) joined the Company in 1998 as Vice President of Personnel Resources. Mr. Dybsky is a director of Tennant N.V.

Roger L. Hale, Chairman and Chief Executive Officer

     Roger L. Hale (64) joined the Company in 1961. Mr. Hale was named Vice President in 1969 and elected a director in 1969. Mr. Hale was named President and Chief Operating Officer in 1975, Chief Executive Officer in 1976, and Chairman in 1998. He is also a director of U.S. Bancorp.

Douglas R. Hoelscher, Senior Vice President

     Douglas R. Hoelscher (60) joined the Company in 1973. He was named Vice President in 1978 and Senior Vice President of Industrial Markets in 1995. He is a Registered Professional Engineer.

James H. Moar, Senior Vice President

     James H. Moar (50) joined the Company in 1998 as Senior Vice President of Industrial Markets.

Dean A. Niehus, Corporate Controller and Principal Accounting Officer

     Dean A. Niehus (41) joined the Company in 1998.

John T. Pain, Vice President, Treasurer and Chief Financial Officer

     John T. Pain (50) joined the Company in 1984 as Corporate Tax Manager. He was named Assistant Treasurer in 1986, Corporate Controller and Principal Accounting Officer in 1997, and Vice President, Treasurer, and Chief Financial Officer in 1998. Mr. Pain is a Certified Public Accountant. He is a director of Castex Incorporated, Tennant N.V., and Tennant Company Far East Headquarters Pte Ltd.

Keith D. Payden, Vice President

     Keith D. Payden (51) joined the Company in 1981. He was named Director, Information Services in 1987, Chief Information Officer in 1992, and Vice President in 1993.

Richard A. Snyder, Vice President

     Richard A. Snyder (59) joined the Company in 1981 as Controller. He was elected Treasurer and Chief Financial Officer in 1982 and named Vice President in 1985. Mr. Snyder is a Certified Public Accountant. Mr. Snyder retired as of December 31, 1998.

William R. Strang, Vice President

     William R. Strang (62) joined the Company in 1969. He was named Director, Corporate Marketing in 1987 and Vice President, Asia/Export/Australia in 1992. Mr. Strang is a director of Tennant Europe B.V., Tennant Holding B.V., Tennant Japan, and Tennant Company Far East Headquarters Pte Ltd.

Steven K. Weeks, Vice President

     Steven K. Weeks (43) joined the Company in 1984. He was named Manager, Global New Business and Marketing Development in 1993, Director of Marketing in 1994, and Vice President, Customer Solutions in 1996.

                                      PART II

Part II is included in the Tennant Company 1998 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 9, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure," of which there were none.

Item 7 - Y2K Project Overview

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

Progress status is as follows:

                               % Complete           Estimated
                               as of 12/31/98       Completion
                               --------------       ----------
 Applications Systems          90%                  2nd Quarter 1999

 Systems Infrastructure        80%                  2nd Quarter 1999

 External Agents               75%                  2nd Quarter 1999

 Embedded Systems              80%                  1st Quarter 1999


A more detailed description of activities is as follows:


Applications Systems - In 1994, in order to improve access to business information through common integrated computing systems across the Company, Tennant began a worldwide business systems replacement project with systems that use programs from SAP America, Inc. (SAP). The new systems are expected to make approximately 80% of the Company business systems Year 2000 compliant. European applications systems are completely installed, and the North American Industrial systems are 80% implemented. The remaining non-SAP business software is in the process of being upgraded to Year 2000 compliance. The North American Commercial systems remediation was completed in September of 1998. Contingency planning for Application Systems is in process and will be completed by mid-year 1999. Our activity also includes assessment and remediation of nonmission critical personal systems. Initial survey and assessment work is expected to be completed by first quarter 1999, with repair and remediation activities being continuous with estimated completion second quarter 1999.

Systems Infrastructure - The Infrastructure section consists of hardware and system software other than Applications Software. Activity in this area is continuous with the majority being addressed and tested in conjunction with project and regular replacement programs. Contingency planning is in process and should be complete by the second quarter of 1999.

External Agents (Suppliers/Partners/Distributors/Customers) - The primary activity in this section involves the process of identifying and prioritizing critical suppliers, customers, distributors, and other partners at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 problem. The initial survey activity has been completed and detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by selective follow-up contact, and development of contingency plans is in process, with expected completion by the end of the first quarter 1999.

Embedded Systems (Manufacturing and Facilities) - This area focuses on the hardware and software associated with embedded computer chips that are used in the operation of all facilities operated by the company. Survey and prioritization activities are complete. In addition, our activities have included the evaluation of Year 2000 dependencies in embedded chips produced in our own products all of which have been certified to be compliant.

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

In January 1999, Tennant Company completed the purchase of Paul Andra KG. Activities associated with Year 2000 certification are now underway using the same process as outlined for Tennant Company. We expect a comprehensive analysis and action plan to be completed by the end of the first quarter 1999.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The statements in this report are forward-looking statements and are not meant as historical facts. As discussed above, many factors are involved in this project which contain risk and uncertainty and are beyond the control of the Company. Included in this are the actions of suppliers, distributors, customers, and other partners.

                                      PART III

Part III is included in the Tennant Company 1999 Proxy (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 13 - "Certain Relationships and Related Transactions," of which there were none, and Item 10 - "Directors and Executive Officers of the Registrant" as it relates to executive officers. Identification of executive officers is included in Part I of this Form 10-K Annual Report.

                                      PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

A.   The following documents are filed as a part of this report:

     1.   Financial Statements

          The following consolidated financial statements and independent auditors' report are included on pages 18 through 30 of the Tennant Company 1998 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference:

          a. Consolidated Statements of Earnings and Comprehensive Earnings for each of the years in the three-year period ended December 31, 1998 - page 18.

          b. Consolidated Balance Sheets as of December 31, 1998 and 1997 - page 19.

          c. Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998 - page 20.

          d. Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1998 - page 21.

          e.   Independent Auditors' Report of KPMG Peat Marwick LLP - page 30.

          f.   Notes to Consolidated Financial Statements - pages 22 through 29.


     2.   Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts
          (Dollars in Thousands)

                                                          Additions
                                        Balance at        charged to          Deductions
                                         beginning         costs and                from           Balance at
Allowance for doubtful accounts            of year          expenses         reserves (1)         end of year
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998                3,302               944                1,290               2,956
Year ended December 31, 1997                2,506             1,901                1,105               3,302
Year ended December 31, 1996                2,611             1,160                1,265               2,506


(1) Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.

                                                                Additions
                                           Balance at          charged to        Deductions
                                            beginning           costs and              from             Balance at
 Warranty Reserves                            of year            expenses          reserves            end of year
-------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1998                   1,998               4,023             4,060                  1,961
 Year ended December 31, 1997                   1,750               3,679             3,431                  1,998
 Year ended December 31, 1996                   1,637               3,160             3,047                  1,750


                                                                Additions
                                           Balance at          charged to        Deductions
 Reserve for Inventory                      beginning           costs and              from             Balance at
 Obsolescence                                 of year            expenses          reserves            end of year
-------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1998                   1,012                 593               697                    908
 Year ended December 31, 1997                   1,014                 739               741                  1,012
 Year ended December 31, 1996                   1,035                 499               520                  1,014


All other schedules are omitted as the required information is inapplicable or because the required information is presented in the Consolidated Financial Statements in the Tennant Company 1998 Annual Report to
Shareholders.

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

   10.3       Tennant Company Restricted Stock Plan for           Incorporated by reference to Exhibit 4.5 to the
              Nonemployee Directors                               Company's Registration Statement No. 33-59054, Form
                                                                  S-8, dated March 2, 1993.

   10.4       Tennant Company 1995 Stock Incentive Plan           Incorporated by reference to Exhibit 4.4 to the
                                                                  Company's Registration Statement No. 33-62003, Form
                                                                  S-8, dated August 22, 1995.

   10.5       Tennant Company Restricted Stock Plan for           Incorporated by reference to Exhibit 10.2 to the
              Nonemployee Directors, as amended and restated      Company's 1995 Second Quarter 10-Q filing dated
              effective January 1, 1995                           August 8, 1995.

   10.6       Tennant Company Excess Benefit Plan, as amended     Incorporated by reference to Exhibit 10.4 to the
              and restated effective January 1, 1994              Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1994.

   10.7       Management Agreement with Steven K. Weeks dated     Incorporated by reference to Exhibit 10.7 to the
              November 19, 1996                                   Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1996.

   10.8       Management Agreement with Tom Vander Bie dated      Incorporated by reference to Exhibit 10.8 to the
              November 19, 1996                                   Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1996.

   10.9       Management Agreement with Richard M. Adams dated    Incorporated by reference to Exhibit 10.6 to the
              December 10, 1993                                   Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1993.

   10.10      Management Agreement with Paul E. Brunelle dated    Incorporated by reference to Exhibit 10.7 to the
              December 8, 1987                                    Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1993.

   10.11      Amendment to Management Agreement with Paul E.      Incorporated by reference to Exhibit 10.8 to the
              Brunelle dated June 21, 1989                        Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1993.

   10.12      1993 Amendment to Management Agreement with Paul    Incorporated by reference to Exhibit 10.9 to the
              E. Brunelle dated December 10, 1993                 Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1993.


   10.13      Management Agreement with Janet M. Dolan dated      Incorporated by reference to Exhibit b.5 to the
              June 21, 1989                                       Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1992.

   10.14      1993 Amendment to Management Agreement with         Incorporated by reference to Exhibit 10.11 to the
              Janet M. Dolan dated December 10, 1993              Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1993.

   10.15      Management Agreement with Roger L. Hale dated       Incorporated by reference to Exhibit b.8 to the
              March 10, 1987                                      Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1992.

   10.16      Amendment to Management Agreement with Roger L.     Incorporated by reference to Exhibit b.9 to the
              Hale dated June 21, 1989                            Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1992.

   10.17      1993 Amendment to Management Agreement with         Incorporated by reference to Exhibit 10.14 to the
              Roger L. Hale dated December 10, 1993               Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1993.

   10.18      Management Agreement with Douglas R. Hoelscher      Incorporated by reference to Exhibit b.10 to the
              dated March 10, 1987                                Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1992.

   10.19      Amendment to Management Agreement with Douglas      Incorporated by reference to Exhibit b.11 to the
              R. Hoelscher dated June 21, 1989                    Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1992.

   10.20      1993 Amendment to Management Agreement with         Incorporated by reference to Exhibit 10.18 to the
              Douglas R. Hoelscher dated December 10, 1993        Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1993.

   10.21      Management Agreement with Keith D. Payden dated     Incorporated by reference to Exhibit 10.19 to the
              December 10, 1993                                   Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1993.

   10.22      Management Agreement with Richard A. Snyder         Incorporated by reference to Exhibit b.12 to the
              dated March 10, 1987                                Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1992.

   10.23      Amendment to Management Agreement with Richard      Incorporated by reference to Exhibit b.13 to the
              A. Snyder dated June 22, 1989                       Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1992.

   10.24      1993 Amendment to Management Agreement with         Incorporated by reference to Exhibit 10.22 to the
              Richard A. Snyder dated December 10, 1993           Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1993.

   10.25      Management Agreement with William R. Strang         Incorporated by reference to Exhibit 10.23 to the
              dated December 10, 1993                             Company's Annual Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1993.

   10.26      Asset Purchase Agreement dated January 27, 1994,    Incorporated by reference to Exhibit 2.1 to the
              between Tennant Company, Castex Industries,         Company's Current Report on Form 8-K dated February
              Inc., Wayne Investment Corp. and Wayne A.           15, 1994.
              Streuer

   10.27      Management Agreement with James H. Moar dated       Filed herewith electronically.
              July 13, 1998

   10.28      Management Agreement with Thomas J. Dybsky dated    Filed herewith electronically.
              September 28, 1998


   10.29      Tennant Company Non-Employee Director Stock         Filed herewith electronically.
              Option Plan

   10.30      Tennant Company 1998 Management Incentive Plan      Filed herewith electronically.

   13.1       Portions of 1998 Annual Report to Shareholders      Filed herewith electronically.

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

   23.1       Independent Auditors' Report and Consent            Filed herewith electronically.

   27.1       Financial Data Schedule                             Filed herewith electronically.


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended December 31, 1998.

                             CROSS REFERENCE SHEET

FORM 10-K                        REFERENCED                                          LOCATION
---------                        ----------                                          --------
Part I, Item 1 - Business        1998 Annual Report to Shareholders                  Exhibit 13.1
                                 a. General                                          Pages 2 to 13
                                 b. Lines of business, industry segments and         Page 23, footnote 2
                                    foreign and domestic operations
                                 c. Working capital practices                        Page 16
                                 d. Product research and development                 Pages 7, 9, 10, 11 and 12
                                                                                     Page 23, footnote 3
                                 e. Employment                                       Page 32

Part I, Item 2 - Properties      1998 Annual Report to Shareholders                  Exhibit 13.1
                                                                                     Page 24, footnote 7
                                                                                     Page 25, footnote 9
                                                                                     Inside back cover

Part II, Item 5 - Market for     1998 Annual Report to Shareholders                  Exhibit 13.1
the Registrant's Common          a. Principal market                                 Inside back cover
Equity and Related               b. Quarterly data                                   Page 23, footnote 4
Shareholder Matters                                                                  Inside back cover
                                 c. Number of shareholders                           Inside back cover
                                 d. Dividends                                        Page 23, footnote 4
                                                                                     Inside back cover

Part II, Item 6 - Selected       1998 Annual Report to Shareholders                  Exhibit 13.1
Financial Data                                                                       Pages 32 and 33

Part II, Item 7 - Management's   1998 Annual Report to Shareholders                  Exhibit 13.1
Discussion and Analysis of                                                           Pages 14 to 17
Financial Condition and
Results of Operations

Part II, Item 8 - Financial      1998 Annual Report to Shareholders                  Exhibit 13.1
Statements and Supplementary                                                         Pages 18 to 30
Data

Part III, Item 10 - Directors    1999 Proxy                                          Pages 4 to 7
and Executive Officers of the
Registrant

Part III, Item 11 - Executive    1999 Proxy                                          Pages 8 to 14
Compensation

Part III, Item 12 - Security     1999 Proxy                                          Pages 2 and 3
Ownership of Certain
Beneficial Owners and
Management


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY

By -
    -------------------------------------      By -
         Roger L. Hale, Chairman, CEO              -----------------------------
         and Board of Directors                         Andrew Czajkowski
                                                        Board of Directors
Date - March 25, 1999
                                               Date - March 25, 1999


By -                                           By -
    ------------------------------------           -----------------------------
         Janet M. Dolan, President, COO                 Delbert W. Johnson
         and Board of Directors                         Board of Directors

Date - March 25, 1999                          Date - March 25, 1999

                                               By -
                                                   -----------------------------
By -                                                    Pamela K. Knous
    ------------------------------------                Board of Directors
        John T. Pain
         Vice President, Treasurer, and        Date - March 25, 1999
         Chief Financial Officer
                                               By -
Date - March 25, 1999                              -----------------------------
                                                        William I. Miller
By -                                                    Board of Directors
    ------------------------------------
         Dean A. Niehus                        Date - March 25, 1999
         Corporate Controller and
         Principal Accounting Officer
                                               By -
Date - March 25, 1999                              -----------------------------
                                                     Edwin L. Russell
By -                                                 Board of Directors
    ------------------------------------
         Arthur D. Collins, Jr.
         Board of Directors                    Date - March 25, 1999
Date - March 25, 1999

By -
    ------------------------------------
         David C. Cox
         Board of Directors

Date - March 25, 1999
