Form 10-Q
period 1999-03-31
TENNANT CO
filed 1999-05-12
CIK 97134

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934






                          For Quarter Ended March 31, 1999
                             Commission File No. 04804





                                  TENNANT COMPANY


Incorporated in Minnesota                              IRS Emp Id No. 410572550


                               701 North Lilac Drive
                                   P.O. Box 1452
                           Minneapolis, Minnesota  55440
                             Telephone No. 612-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         ----       ----

The number of shares outstanding of Registrant's common stock, par value $.375 on March 31, 1999, was 9,066,618.

                                  TENNANT COMPANY
                            Quarterly Report - Form 10-Q

                          PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS (UNAUDITED)
(Dollars in thousands, except per share amounts)

                                                              Three Months
                                                             Ended March 31
                                                     -------------------------------
                                                        1999                1998
                                                        ----                ----
Net sales                                            $    99,715         $    88,721
Less:
     Cost of sales                                        59,151              51,976
     Selling and administrative                           32,745              29,362
                                                     -----------         -----------
Profit from operations                                     7,819               7,383
Other income (expense)
     Net foreign currency loss                               (98)               (128)
     Interest income                                         770               1,142
     Interest expense                                       (584)               (564)
     Miscellaneous income (expense), net                    (305)                339
                                                     -----------         -----------
         Total other income (expense)                       (217)                789
                                                     -----------         -----------
Earnings before income taxes                               7,602               8,172
Taxes on income                                            2,716               2,929
                                                     -----------         -----------
Net earnings                                         $     4,886         $     5,243
                                                     -----------         -----------
                                                     -----------         -----------
Comprehensive earnings adjustment for                     (1,628)               (674)
     foreign currency translation, net of tax        -----------         -----------

Comprehensive earnings                               $     3,258         $     4,569
                                                     -----------         -----------
                                                     -----------         -----------
PER SHARE:

Basic net earnings                                   $       .53         $       .54
Diluted net earnings                                 $       .53         $       .54
Dividends                                            $       .19         $       .18
Weighted average number of shares                      9,171,000           9,726,000
     (basic)
Weighted average number of shares                      9,212,500           9,758,000
     (diluted)

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
(Dollars in thousands)


                             BALANCE SHEET

                                                                                              (Condensed from Audited
                                                                     (Unaudited)               Financial Statements)
         ASSETS                                                     March 31, 1999               December 31, 1998
                                                                    --------------               -----------------
Cash and cash equivalents                                           $     8,117                    $     17,693
Receivables                                                              85,332                          81,145
     Less deferred income from sales finance charges                       (690)                           (954)
     Less allowance for doubtful accounts                                (4,107)                         (2,956)
                                                                    -----------                    ------------
         Net receivables                                                 80,535                          77,235
Inventories                                                              47,108                          46,162
Prepaid expenses                                                          1,470                             878
Deferred income taxes, current portion                                    8,911                           8,900
                                                                    -----------                    ------------
     Total current assets                                               146,141                         150,868
Property, plant, and equipment                                          173,906                         169,515
     Less allowance for depreciation                                   (105,509)                       (102,875)
                                                                    -----------                    ------------
         Net property, plant, and equipment                              68,397                          66,640
Net noncurrent installment accounts receivable                            2,185                           2,843
Deferred income taxes, long-term portion                                  2,703                           2,657
Intangible assets, net                                                   19,580                          15,631
Other assets                                                                410                             459
                                                                    -----------                   -------------
     Total assets                                                   $   239,416                    $    239,098
                                                                    -----------                   -------------
                                                                    -----------                   -------------

                       LIABILITIES & SHAREHOLDERS' EQUITY

                                                                                              (Condensed from Audited
                                                                     (Unaudited)               Financial Statements)
LIABILITIES                                                         March 31, 1999               December 31, 1998
                                                                    --------------               -----------------
Current debt                                                         $    5,009                      $    7,302
Accounts payable                                                         22,369                          19,042
Accrued expenses                                                         25,779                          30,647
                                                                     ----------                      ----------
     Total current liabilities                                           53,157                          56,991

Long-term debt                                                           27,085                          23,038
Long-term employee retirement-related benefits                           28,677                          27,802
                                                                     ----------                      ----------
     Total liabilities                                                  108,919                         107,831

SHAREHOLDERS' EQUITY

Common stock                                                              3,406                           3,421
Common stock subscribed                                                     153                             425
Unearned restricted shares                                                 (767)                           (307)
Retained earnings                                                       137,632                         136,730
Receivable from ESOP                                                     (9,886)                        (10,589)
Accumulated other comprehensive income (equity
     Adjustment from foreign currency translation)                          (41)                          1,587
                                                                     ----------                      ----------
     Total shareholders' equity                                         130,497                         131,267
     Total liabilities and shareholders' equity                      $  239,416                      $  239,098
                                                                     ----------                      ----------
                                                                     ----------                      ----------

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)

CONDENSED STATEMENTS OF CASH FLOWS                                                     Three Months Ended March 31
                                                                                  ----------------------------------
                                                                                        1999                 1998
                                                                                  ---------------    ---------------
Net cash flow provided by operating activities                                       $     7,451         $     6,734

Cash flow used in investing activities:

         Acquisition of property, plant, and equipment                                    (4,724)             (4,577)
         Acquisition of Paul Andra KG, less cash acquired (note 7)                        (6,943)                 --
         Proceeds from disposals of property, plant, and equipment                           371               1,195
                                                                                     -----------         -----------
     Net cash flow used in investing activities                                          (11,296)             (3,382)

Cash flow related to financing activities:

         Net changes in current debt                                                      (2,112)                599
         Issuance of long-term debt                                                        1,439               6,061
         Payments to settle long-term debt                                                   (25)              5,777
         Principal payment from ESOP                                                         660                  --
         Proceeds from employee stock issues                                                 456                 497
         Repurchase of common stock                                                       (4,177)             (3,876)
         Dividends paid                                                                   (1,725)             (1,739)
                                                                                    -------------        ------------
     Net cash flow provided by (used in) financing activities                             (5,484)              7,319
Effect of exchange rate changes on cash                                                     (247)                 12
                                                                                   --------------     --------------
Net increase (decrease) in cash and cash equivalents                                      (9,576)             10,683
Cash and cash equivalents at beginning of year                                            17,693              16,279
                                                                                   --------------     --------------
Cash and cash equivalents at end of first quarter                                    $     8,117         $    26,962
                                                                                   --------------     --------------
                                                                                   --------------     --------------

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

(1)  Information Incorporated by Reference from 10-K

     The Company's Summary of Significant Accounting Policies and other Related Data and Summary of Stock Plans, Bonuses, and Profit Sharing are included in the Company's 1998 Annual Report filed as Exhibit 13.1 to the Company's annual filing on Form 10-K and are incorporated in this Form 10-Q by reference.

(2)  Expenses

     Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three months ended March 31, 1999 and 1998, as follows:

                                                          Three Months Ended March 31
                                                      ----------------------------------
                                                               (In Thousands)
                                                       1999                      1998
                                                    -----------               -----------
       Engineering, research and development           $3,716                    $4,451
                                                       ------                    ------
                                                       ------                    ------
       Maintenance and repairs                         $1,371                    $1,560
                                                       ------                    ------
                                                       ------                    ------
       Warranty                                        $1,386                    $1,108
                                                       ------                    ------
                                                       ------                    ------
       Bad debts                                       $  336                    $  189
                                                       ------                    ------
                                                       ------                    ------

     The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

(3)  Inventories

     Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at March 31, 1999, and December 31, 1998, is as follows:

                                                 March 31              December 31
                                                  1999                   1998
                                             --------------         ---------------
                                                       (In Thousands)
        FIFO Inventories:
               Finished goods                   $ 34,567               $ 32,895
               All other                          31,338                 32,162
        LIFO Adjustment                          (18,797)               (18,895)
                                                ---------              ----------
        LIFO Inventories                        $ 47,108               $ 46,162
                                                ---------              ----------
                                                ---------              ----------

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Cash Flow

     Income taxes paid during the three months ended March 31, 1999 and 1998, were $1,254,000 and $3,063,000, respectively. Interest costs paid during the three months ended March 31, 1999 and 1998, were $615,000 and $555,000 respectively.

 (5) Earning Per Share
     (In thousands, except per share amounts)

                                      For the Quarter Ended March 31, 1999
                              ---------------------------------------------------
                                   Income           Shares           Per Share
                                (Numerator)     (Denominator)         Amount
                              --------------    ---------------     ------------
 Basic EPS
      Income available to
      common shareholders           $4,886            9,171             $  .53

 Effect of dilutive
 securities
      Fixed stock options                                41

 Diluted EPS
      Income available to
      common shareholders
      + assumed conversions         $4,886            9,212             $  .53

                                      For the Quarter Ended March 31, 1998
                              ---------------------------------------------------
                                   Income           Shares           Per Share
                                (Numerator)     (Denominator)         Amount
                              --------------    ---------------     ------------
 Basic EPS
      Income available to
      common shareholders           $5,243            9,726           $  .54

 Effect of dilutive
 securities
      Fixed stock options                                32

 Diluted EPS
      Income available to
      common shareholders
      + assumed conversions         $5,243            9,758           $  .54

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Segment Reporting

     The Company operates in one industry segment which consists of the design, manufacture, and sale of products and services used in the maintenance of nonresidential floors.

     Financial data by geographic area is before interest expense and elimination of intercompany transactions. North America sales include sales in the United States, Canada, and Mexico. Sales in Canada and Mexico comprise less than 10% of consolidated sales and are interrelated with the Company's U.S. operations. Product transfers from North America are generally made at prices that recognize return on investment objectives for both the manufacturing and selling units. Corporate items include general corporate expense and miscellaneous items such as net ESOP income and Foundation contribution expense.


                (In Thousands)                             First quarter 1999     First quarter 1998
                                                           ------------------     ------------------
Net sales
  North America
  Customer sales                                                  $ 72,403              $ 67,680
  Transfers to Europe and other international areas                 11,561                 9,258
                                                                  --------              --------
    Total North America                                             83,964                76,938
  Europe customer sales                                             18,754                14,258
  Other international customer sales                                 8,558                 6,783
  Eliminations                                                     (11,561)               (9,258)
                                                                  --------              --------
Total                                                             $ 99,715              $ 88,721
                                                                  --------              --------
                                                                  --------              --------

Earnings before income taxes
  North America                                                   $  6,914              $  6,713
  Europe                                                               926                 1,292
  Other international                                                  620                   799
  Corporate items, interest income, interest
    expense, and eliminations                                         (858)                 (632)
                                                                  --------              --------
Total earnings before income taxes                                $  7,602              $  8,172
                                                                  --------              --------
                                                                  --------              --------

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  Acquisition of Paul Andra KG

     On January 4, 1999, the Company acquired the shares and holdings in associated businesses of Paul Andra KG, a privately owned manufacturer of commercial floor maintenance equipment in Germany. Paul Andra KG sells products principally under the Sorma brand name, including single disk machines, wet/dry vacuum cleaners and vacuumized scrubbers. Sales in first quarter of $4 million generated a small operating loss that was in line with expectations. These acquisitions are not expected to have a material impact on operations.


     Acquisition of Paul Andra KG:
          Assets acquired                          $  12,763
          Liabilities assumed                       ( 10,371)
          Goodwill                                     4,551
                                                  -----------
     Total Cash Paid, less cash acquired           $   6,943
                                                  -----------
                                                  -----------


(8)  Change in Reporting Service Labor

     The Company reports revenue from providing repair service in its sales and cost of sales figures. Through 1998, in its European operations, the related costs were included in selling and administrative expense. March 1998 figures were restated to reflect a $531K reclassification from selling and administrative expense to cost of sales to reflect the related allocable portion of service labor costs for that quarter. This makes European reporting consistent with Company reporting.

(9)  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted for fiscal years beginning after June 15, 1999, although earlier application is permitted as of the beginning of any fiscal quarter. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of determining what effect the adoption of SFAS No. 133 will have on the Company's results of operations, cash flows or financial position.

                                                                    Page 9 of 13
TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  (cont.)
     Also in 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was adopted by the Company in 1999. SOP 98-1 requires that certain costs related to the development or purchase of internal use software be capitalized and amortized over the estimated useful life of the software. The estimated costs to be capitalized in 1999 are approximately $1.3 million. $.7 million of this benefited first quarter with the remaining $.6 million to be realized over the remainder of 1999.

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the euro, a new European currency, and adopted the euro as their common legal currency (the "Euro Conversion"). Either the euro or a participating country's present currency will be accepted as legal tender from January 1, 1999, to January 1, 2002, from which date forward only the euro will be accepted.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Three Months Ended March 31, 1999, and is incorporated in this Form 10-Q by reference.

ITEM 3 - MARKET RISK

Market risk has not changed from the market risk that existed at December 31, 1998.

TENNANT COMPANY
Quarterly Report - Form 10-Q


                            PART II - OTHER INFORMATION

ITEM 5 - Y2K PROJECT OVERVIEW

Tennant's company-wide Year 2000 Project (Project) is proceeding on schedule.

Tennant's Project is divided into four major sections: Applications Systems, Systems Infrastructure, External Agents (suppliers/partners/distributors/customers) and Embedded Systems (manufacturing and facilities). General Project phases common to all sections are:
1) inventorying Year 2000 items; 2) assigning priorities to identified items; 3) assessing the Year 2000 compliance of items determined to be material to the Company; 4) repairing or replacing material items that are determined not to be Year 2000 compliant; 5) testing material items; and 6) designing and implementing contingency and business continuation plans. Material items are those believed by the Company to have risk involving the safety of individuals that may cause damage to either property or the environment, or affect revenues.

Progress status is as follows:

                                    % Complete                 Estimated
                                   as of 3/31/99              Completion
                                   -------------           ----------------
 Applications Systems                   90%                2nd Quarter 1999

 Systems Infrastructure                 80%                2nd Quarter 1999

 External Agents                        90%                2nd Quarter 1999

 Embedded Systems                      100%                1st Quarter 1999


A more detailed description of activities is as follows:

Applications Systems - In 1994, in order to improve access to business information through common integrated computing systems across the Company, Tennant began a worldwide business systems replacement project with systems that use programs from SAP America, Inc. (SAP). The new systems are expected to make approximately 80% of the Company's business systems Year 2000 compliant. European applications systems are completely installed, and the North American Industrial systems are 90% implemented. The remaining non-SAP business software is in the process of being upgraded to Year 2000 compliance and is now 90% complete. The North American Commercial systems remediation was completed in September of 1998. Contingency planning for Application Systems is in process and will be completed by mid-year 1999. Our activity also includes assessment and remediation of non-mission critical personal systems. Initial survey and assessment work is complete with repair and remediation activities being continuous with estimated completion second quarter, 1999.

Systems Infrastructure - The Infrastructure section consists of hardware and system software other than Applications Software. Activity in this area is continuous with the majority being addressed and tested in conjunction with project and regular replacement programs. Contingency evaluation is in process and should be complete by the second quarter of 1999.

TENNANT COMPANY
Quarterly Report - Form 10-Q


PART II - OTHER INFORMATION, cont.

ITEM 5 - Y2K PROJECT OVERVIEW (cont.)

External Agents (Suppliers/Partners/Distributors/Customers) - The primary activity in this section involves the process of identifying and prioritizing critical suppliers, customers, distributors, and other partners at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 problem. The initial survey activity has been completed and detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by selective follow-up contact.

Embedded Systems (Manufacturing and Facilities) - This section focuses on the hardware and software associated with embedded computer chips that are used in the operation of all facilities operated by the Company. Survey and prioritization activities are complete. In addition, our activities have included the evaluation of Year 2000 dependencies in embedded chips produced in our own products all of which have been certified to be compliant.

COSTS

The total cost associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The core of the Company's IT investments have been focused on building new capability while satisfying Year 2000 requirements. The estimated total cost of the planned SAP activities through 1999 is approximately $20 million of which $17 million has been expended. Funding for Year 2000 specific activities are estimated at $950,000 of which $600,000 has been expended. Funding for both SAP and Y2K activities is integrated with operational budgets, with IT funding for fiscal year 1999 estimated to be at the same levels as fiscal year 1998.

In January 1999 Tennant Company completed the purchase of Paul Andra KG. Activities for Year 2000 certification have been completed using the same process as outlined for Tennant Company. An action plan has been completed and integrated into the corporate plan. The majority of Y2K issues will be addressed by conversion of systems to SAP. All other activities have been incorporated into the existing plan. Funding for the SAP integration is approximately $650,000. Funding for the Y2K specific activities are estimated to be less than $50,000.


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

TENNANT COMPANY
Quarterly Report - Form 10-Q


                            PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Item #    Description                                       Method of Filing
     ------    -----------                                       -----------------
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

      3ii      By-Laws                                           Incorporated by reference to Exhibit
                                                                 4.2 to the Company's Registration
                                                                 Statement No. 33-59054, Form S-8,
                                                                 dated March 2, 1993.

     13.1      Text Portion of Report to Shareholders for        Filed herewith electronically.
               the Three Months Ended March 31, 1999

     27.1      Financial Data Schedule                           Filed herewith electronically.


(b)  Reports on Form 8-K


     There were no reports filed on Form 8-K for the quarter ended March 31, 1999.

TENNANT COMPANY
Quarterly Report - Form 10-Q


                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         TENNANT COMPANY




Date: May 12, 1999                      /s/ Janet Dolan
     -------------------------------    --------------------------------------
     May 12, 1999                       Janet Dolan
                                        President and Chief Executive Officer



Date: May 12, 1999                      /s/ John T. Pain
     -------------------------------    --------------------------------------
     May 12, 1999                       John T. Pain
                                        Vice President, Treasurer and
                                        Chief Financial Officer


Date: May 12, 1999                      /s/ Dean A. Niehus
     -------------------------------    --------------------------------------
     May 12, 1999                       Dean A. Niehus
                                        Corporate Controller and
                                        Principal Accounting Officer