Form 10-Q
period 1999-06-30
TENNANT CO
filed 1999-08-11
CIK 97134

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934






                        For Quarter Ended June 30, 1999
                           Commission File No. 04804





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

The number of shares outstanding of Registrant's common stock, par value $.375 on June 30, 1999, was 9,019,491.

                                 TENNANT COMPANY
                          Quarterly Report - Form 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS (UNAUDITED)
(Dollars in thousands, except per share amounts)


                                                                   Three Months                      Six Months
                                                                  Ended June 30                    Ended June 30
                                                            ---------------------------      ---------------------------
                                                             1999             1998            1999             1998
                                                             ----             ----            ----             ----
Net sales                                                $   106,410      $    99,220       $ 206,125    $  187,941
Less:
     Cost of sales                                            63,465           57,782         122,616       109,759
     Selling and administrative                               33,594           31,470          66,339        60,831
                                                         -----------      -----------       ---------    ----------
Profit from operations                                         9,351            9,968          17,170        17,351
Other income (expense)
     Net foreign currency loss                                    41              (43)            (57)         (171)
     Interest income                                             657            1,167           1,427         2,309
     Interest expense                                           (755)            (742)         (1,340)       (1,306)
     Miscellaneous income (expense), net                         (44)              40            (348)          379
                                                         -----------      -----------       ---------    ----------
         Total other income (expense)                           (101)             422            (318)        1,211
                                                         -----------      -----------       ---------    ----------
Earnings before income taxes                                   9,250           10,390          16,852        18,562
Taxes on income                                                3,266            3,672           5,982         6,601
                                                         -----------      -----------       ---------    ----------

Net earnings                                             $     5,984      $     6,718       $  10,870    $   11,961
                                                         -----------      -----------       ---------    ----------
                                                         -----------      -----------       ---------    ----------
Comprehensive earnings adjustment for
     foreign currency translation, net of tax                 (1,207)             341          (2,835)         (333)
                                                         -----------      -----------       ---------    ----------
Comprehensive earnings                                   $     4,777      $     7,059       $   8,035    $   11,628
                                                         -----------      -----------       ---------    ----------
                                                         -----------      -----------       ---------    ----------

PER SHARE:

Basic net earnings                                       $       .66      $       .70       $     1.19   $     1.24
Diluted net earnings                                     $       .66      $       .70       $     1.19   $     1.24
Dividends                                                $       .19      $       .18       $      .38   $      .36
Weighted average number of shares
     (basic)                                               9,081,000        9,546,000        9,126,000    9,636,000
Weighted average number of shares
     (diluted)                                             9,117,000        9,574,000        9,165,000    9,666,000

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
(Dollars in thousands)

                                  BALANCE SHEET

                                                                                              (Condensed from Audited
                                                                     (Unaudited)               Financial Statements)
         ASSETS                                                     June 30, 1999                December 31, 1998
                                                                    -------------                -----------------
Cash and cash equivalents                                           $     4,794                    $     17,693
Receivables                                                              87,588                          81,145
     Less deferred income from sales finance charges                       (453)                           (954)
     Less allowance for doubtful accounts                                (3,598)                         (2,956)
                                                                     ----------                     -----------
         Net receivables                                                 83,537                          77,235
Inventories                                                              48,221                          46,162
Prepaid expenses                                                          1,905                             878
Deferred income taxes, current portion                                    8,924                           8,900
                                                                     ----------                     -----------
     Total current assets                                               147,381                         150,868

Property, plant, and equipment                                          176,961                         169,515
     Less allowance for depreciation                                   (107,858)                       (102,875)
                                                                     ----------                     -----------
         Net property, plant, and equipment                              69,103                          66,640
Net noncurrent installment accounts receivable                            1,660                           2,843
Deferred income taxes, long-term portion                                  2,822                           2,657
Intangible assets, net                                                   19,019                          15,631
Other assets                                                                287                             459
                                                                     ----------                     -----------
     Total assets                                                     $ 240,272                      $  239,098
                                                                     ----------                     -----------
                                                                     ----------                     -----------

         LIABILITIES & SHAREHOLDERS' EQUITY
                                                                                              (Condensed from Audited
                                                                     (Unaudited)               Financial Statements)
LIABILITIES                                                         June 30, 1999                December 31, 1998
                                                                    -------------                -----------------

Current debt                                                         $    6,822                     $     7,302
Accounts payable                                                         17,845                          19,042
Accrued expenses                                                         31,359                          30,647
                                                                     ----------                     -----------
     Total current liabilities                                           56,026                          56,991

Long-term debt                                                           23,952                          23,038
Long-term employee retirement-related benefits                           29,140                          27,802
                                                                     ----------                     -----------
     Total liabilities                                                  109,118                         107,831

SHAREHOLDERS' EQUITY

Common stock                                                              3,384                           3,421
Common stock subscribed                                                     152                             425
Unearned restricted shares                                               (1,146)                           (307)
Retained earnings                                                       139,856                         136,730
Receivable from ESOP                                                     (9,844)                        (10,589)
Accumulated other comprehensive income (equity
     Adjustment from foreign currency translation)                       (1,248)                          1,587
                                                                     ----------                     -----------
     Total shareholders' equity                                         131,154                         131,267
     Total liabilities and shareholders' equity                       $ 240,272                      $  239,098
                                                                     ----------                     -----------
                                                                     ----------                     -----------

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)


CONDENSED STATEMENTS OF CASH FLOWS                                                       Six Months Ended June 30
                                                                                        -------------------------
                                                                                        1999                 1998
                                                                                        ----                 ----
Net cash flow provided by operating activities                                     $      14,612     $        15,903

Cash flow used in investing activities:
         Acquisition of property, plant, and equipment                                   (10,244)            (10,726)
         Acquisition of Paul Andra KG, less cash acquired (note 7)                        (6,943)                 --
         Proceeds from disposals of property, plant, and equipment                           769               3,565
                                                                                 ----------------    ---------------
     Net cash flow used in investing activities                                          (16,418)             (7,161)

Cash flow related to financing activities:
         Net changes in current debt                                                        (299)              4,709
         Issuance of long-term debt                                                       (1,621)              5,782
         Payments to settle long-term debt                                                   (28)                 (6)
         Principal payment from ESOP                                                         660                 600
         Proceeds from employee stock issues                                               1,145                 903
         Repurchase of common stock                                                       (7,500)            (17,404)
         Dividends paid                                                                   (3,438)             (3,427)
                                                                                 ----------------    ---------------
     Net cash flow provided by (used in) financing activities                            (11,081)             (8,843)

Effect of exchange rate changes on cash                                                      (12)                (21)
                                                                                 ----------------    ---------------

Net increase (decrease) in cash and cash equivalents                                     (12,899)               (122)

Cash and cash equivalents at beginning of year                                            17,693              16,279
                                                                                 ----------------    ---------------

Cash and cash equivalents at end of second quarter                               $          4,794    $        16,157
                                                                                 ----------------    ---------------
                                                                                 ----------------    ---------------

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

(2)    Expenses

       Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three and six months ended June 30, 1999 and 1998, as follows:


                                                                      Three Months                         Six Months
                                                                      Ended June 30                      Ended June 30
                                                                      -------------                      -------------
                                                                    1999           1998              1999            1998
                                                                    ----           ----              ----            ----
                                                                                       (In Thousands)

        Engineering, research and development                      $3,811         $4,013            $  7,527       $  6,520
                                                                   ------         ------            --------       --------
                                                                   ------         ------            --------       --------
        Maintenance and repairs                                    $1,428         $1,459            $  2,799       $  3,019
                                                                   ------         ------            --------       --------
                                                                   ------         ------            --------       --------
        Warranty                                                   $1,792         $1,216            $  3,178       $  2,324
                                                                   ------         ------            --------       --------
                                                                   ------         ------            --------       --------
        Bad debts                                                  $  554         $  309            $    890       $    498
                                                                   ------         ------            --------       --------
                                                                   ------         ------            --------       --------

       The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

(3)    Inventories

       Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at June 30, 1999, and December 31, 1998, is as follows:


                                                                           June 30              December 31
                                                                            1999                   1998
                                                                            ----                   ----
                                                                                 (In Thousands)
        FIFO Inventories:
               Finished goods                                            $ 30,957               $ 32,895
               All other                                                   35,845                 32,162
        LIFO Adjustment                                                   (18,581)               (18,895)
                                                                         --------               --------
        LIFO Inventories                                                 $ 48,221               $ 46,162
                                                                         --------               --------
                                                                         --------               --------

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)    Cash Flow

         Income taxes paid during the six months ended June 30, 1999 and 1998, were $7,112,000 and $9,081,000, respectively. Interest costs paid during the six months ended June 30, 1999 and 1998, were $1,152,213 and $1,291,958 respectively.

 (5)   Earning Per Share
       (In thousands, except per share amounts)


                                                                 For the Quarter Ended June 30, 1999
                                                      --------------------------------------------------------
                                                        Income                 Shares                Per Share
                                                      (Numerator)           (Denominator)              Amount
                                                      ----------            ------------               ------
      Basic EPS
           Income available to
           common shareholders                          $5,984                     9,126               $ .66

      Effect of dilutive securities
           Fixed stock options                                                        39

      Diluted EPS
           Income available to
           common shareholders
           + assumed conversions                        $5,984                     9,165               $ .66


                                                                 For the Quarter Ended June 30, 1998
                                                      --------------------------------------------------------
                                                        Income                 Shares                Per Share
                                                      (Numerator)           (Denominator)              Amount
                                                      ----------            ------------               ------
      Basic EPS
           Income available to
           common shareholders                          $6,718                     9,546               $ .70

      Effect of dilutive securities
           Fixed stock options                                                        28

      Diluted EPS
           Income available to
           common shareholders
           + assumed conversions                        $6,718                     9,574               $ .70

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


                                                              Three Months                         Six Months
                                                              Ended June 30                      Ended June 30
                                                              -------------                      -------------
                                                          1999           1998                1999            1998
                                                          ----           ----                ----            ----
Net sales                                                                      (In Thousands)
   North America
   Customer sales                                     $  78,183      $  74,045           $ 150,612      $ 141,850
   Transfers to Europe and other
   international areas                                   12,951         14,128              26,717         25,886
                                                      ---------      ---------           ---------      ---------
       Total North America                               91,134         88,173             177,329        167,736

   Europe customer sales                                 20,408         15,544              39,176         29,802
   Other international customer sales                     7,819          9,631              16,337         16,289
   Eliminations                                         (12,951)       (14,128)            (26,717)       (25,886)
                                                      ---------      ---------           ---------      ---------

Total                                                  $106,410      $  99,220           $ 206,125      $ 187,941
                                                      ---------      ---------           ---------      ---------
                                                      ---------      ---------           ---------      ---------

Earnings before income taxes
   North America                                          8,531          8,571              15,170         15,131
   Europe                                                   713          1,354               1,639          2,644
   Other international                                      846          1,136               1,741          2,089
   Corporate items, interest income,
    interest expense, and eliminations                     (840)          (671)             (1,698)        (1,302)
                                                      ---------      ---------           ---------      ---------

Total earnings before income taxes                    $   9,250      $  10,390           $  16,852      $  18,562
                                                      ---------      ---------           ---------      ---------
                                                      ---------      ---------           ---------      ---------

                                                                    Page 8 of 15
TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)      Acquisition of Paul Andra KG

         On January 4, 1999, the Company acquired the shares and holdings in associated businesses of Paul Andra KG, a privately owned manufacturer of commercial floor maintenance equipment in Germany. Paul Andra KG sells products principally under the Sorma brand name, including single disk machines, wet/dry vacuum cleaners and vacuumized scrubbers. Sales of $9.7 million in the first six months of 1999 generated a small operating loss that was in line with expectations. These acquisitions are not expected to have a material impact on operations.


         Acquisition of Paul Andra KG:
                  Assets acquired                                     $ 12,763
                  Liabilities assumed                                 ( 10,371)
                  Goodwill                                               4,551
                                                                      --------
         Total Cash Paid, less cash acquired                          $  6,943
                                                                      --------
                                                                      --------


(8)      Change in Reporting Service Labor

         The Company reports revenue from providing repair service in its sales and cost of sales figures. Through 1998, in its European operations, the related costs were included in selling and administrative expense. June 1998 figures were restated to reflect a $616K reclassification from selling and administrative expense to cost of sales to reflect the related allocable portion of service labor costs for that quarter. This makes European reporting consistent with Company reporting.

(9)      New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted for fiscal years beginning after June 15, 1999, although earlier application is permitted as of the beginning of any fiscal quarter. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, which defers the effective date of SFAS No. 133 to quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of determining what effect the adoption of SFAS No. 133 will have on the Company's results of operations, cash flows or financial position.

                                                                    Page 9 of 15
TENNANT COMPANY
Quarterly Report - Form 10-Q

         Also in 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was adopted by the Company in 1999. SOP 98-1 requires that certain costs related to the development or purchase of internal use software be capitalized and amortized over the estimated useful life of the software. The estimated costs that have been capitalized in 1999 are approximately $1.3 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Earnings

Net earnings for the second quarter ended June 30, 1999 and June 30, 1998 were $6.0 million and $6.7 million, respectively. Diluted earnings per share were $.66 for the second quarter ended June 30, 1999 and $.70 for the same period last year. Net earnings were $10.9 million or $1.19 per share diluted for the six month period ended June 30, 1999, compared to $12.0 million or $1.24 per share diluted for the comparable period last year.

Net Sales

Net sales of $106.4 million for the second quarter ended June 30, 1999 increased 7 percent compared to the same period last year, positively impacted by the acquisition of Paul Andra KG in January, 1999. Excluding the impact of that acquisition, sales grew $1.5 million or 1.5 percent over the prior year. North American sales for the quarter were $78.2 million which was 6 percent or $4.1 million greater than second quarter 1998. This was due to increased sales of existing and new industrial products and continued growth in commercial sales. Sales outside North America, excluding Paul Andra KG, declined 11 percent or $2.8 million due to a drop in export sales and a weak European economy.

Orders for the second quarter ended June 30, 1999 were $106.1 million. Order growth second quarter, excluding the Paul Andra KG acquisition, was $4.4 million or 5 percent over the comparable period in 1998. North American orders grew $3.4 or 5 percent over 1998 due to the improving industrial economy and new outdoor machines. Orders outside of North America grew $1.0 million or 4 percent due to improved growth in Japan and Europe. The disparity between order growth and sales growth second quarter is due to a difference in backlog reduction between the two years. Second quarter 1998 backlogs declined $2.9 million more than in 1999.

Gross Profit

Gross profit as a percentage of sales was 40.4 percent compared to 41.8 percent last year. The decline was due primarily to manufacturing variances incurred as the Company converted its manufacturing operations to an integrated billed-to-order system and added two new products. In addition, the acquisition of Paul Andra KG increased the proportion of sales with low gross margin in the company's sales mix. Other than these factors, the Company's gross margin between the two years was not significantly different.

                                                                 Page 10 of 15
TENNANT COMPANY
Quarterly Report - Form 10-Q

Selling, General, and Administrative Expense (SG&A)

SG&A expense for the quarter ended June 30, 1999 was $33.6 million compared to $31.5 million for the comparable period last year largely due to expenses of newly acquired Paul Andra KG. SG&A as a percent of sales decreased slightly from
31.7 percent a year ago to 31.6 for the current quarter.

Other Income and Expense

Other income and expense for the quarter ended June 30, 1999 was a net expense of $.1 million compared to a net income of $.4 million last year. This decline is due primarily to the reduction of interest income from equipment financing provided by the Company to its customers. In 1998 the Company outsourced its product financing business. The Company transferred its portfolio to the outsourced vendor, and continues to report interest income and interest expense on the portfolio. The principal balance of the portfolio is declining over time as customer balances decrease thereby reducing the Company's interest income.

Income Taxes

The estimated effective tax rate for the Company's current fiscal year is 35.50 percent which has not changed significantly from the prior year rate of 35.56 percent.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $4.8 million of cash and cash equivalents for the six month period ended June 30, 1999 compared to $16.2 million for the same period a year ago. Significant uses of cash during the six month period ended June 30, 1999 included the cash purchase price paid for the acquisition of Paul Andra KG, purchases of property, plant, and equipment, repurchases of common stock under the Company's stock purchase plan, and dividends paid to shareholders.

MARKET RISK

The Company's market risk includes the potential loss arising from adverse changes in foreign currency exchange rates. The Company uses forward exchange contracts and other hedging activities to hedge the U.S. dollar value resulting from anticipated foreign currency transactions. There have been no material changes in the Company's market risks since December 31, 1998.

YEAR 2000 PROJECT OVERVIEW

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

                                                                Page 11 of 15
TENNANT COMPANY
Quarterly Report - Form 10-Q

Progress status is as follows:


                                   % Complete
                                  as of 6/30/99               Completion
                                  -------------               ----------
Applications Systems                  100%                 2nd Quarter 1999

Systems Infrastructure                100%                 2nd Quarter 1999

External Agents                       100%                 2nd Quarter 1999

Embedded Systems                      100%                 1st Quarter 1999


A more detailed description of activities is as follows:

Applications Systems - In 1994, in order to improve access to business information through common integrated computing systems across the Company, Tennant began a worldwide business systems replacement project with systems that use programs from SAP America, Inc. (SAP). The new systems are expected to make approximately 80% of the Company's business systems Year 2000 compliant. European applications systems are completely installed, and the North American Industrial systems are now completely installed. The remaining non-SAP business software is now 100% complete. The North American Commercial systems remediation was completed in September of 1998. Our activity also includes assessment and remediation of non-mission critical personal systems. Initial survey and assessment work is complete with repair and remediation now completed.

Systems Infrastructure - The Infrastructure section consists of hardware and system software other than Applications Software. Activity in this area has been continuous with the majority having been addressed and tested in conjunction with project and regular replacement programs.

External Agents (Suppliers/Partners/Distributors/Customers) - The primary activity in this section involves the process of identifying and prioritizing critical suppliers, customers, distributors, and other partners at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 problem. The initial survey activity has been completed and detailed evaluations of the most critical third parties have been initiated. These evaluations have been followed by selective follow-up contact.

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

With the technical remediation and conversions now complete, our efforts for the remainder of the year will focus on refining our business contingency plan. This plan will identify actions to be implemented to reasonably sustain business in the event of Y2K impacts out of our direct control.

                                                                  Page 12 of 15
TENNANT COMPANY
Quarterly Report - Form 10-Q

Costs

The total cost associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The core of the Company's IT investments have been focused on building new capability while satisfying Year 2000 requirements. The estimated total cost of the planned SAP activities through 1999 is approximately $20 million of which $19 million has been expended. Funding for Year 2000 specific activities are estimated at $950,000 of which $950,000 has been expended. Funding for both SAP and Y2K activities is integrated with operational budgets, with IT funding for fiscal year 1999 estimated to be at the same levels as fiscal year 1998.

In January 1999 Tennant Company completed the purchase of Paul Andra KG. Activities for Year 2000 certification have been completed using the same process as outlined for Tennant Company. An action plan has been completed and integrated into the corporate plan. The majority of Y2K issues were addressed by conversion of systems to SAP in June 1999. All other activities have been incorporated into the existing plan and are complete. Funding for the SAP integration is approximately $650,000. Funding for the Y2K specific activities were less than $50,000.


Cautionary Statement Concerning Forward-Looking Statements

The statements in this report are forward-looking statements and are not meant as historical facts. As discussed above, many factors are involved in this project which contain risk and uncertainty and are beyond the control of the Company. Included in this are the actions of suppliers, distributors, customers, and other partners.


EURO CONVERSION

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

                                                                  Page 13 of 15
TENNANT COMPANY
Quarterly Report - Form 10-Q


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


Additional management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Six Months Ended June 30, 1999, and is incorporated in this Form 10-Q by reference.


                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the Annual Shareholders' Meeting held on May 6, 1999, the following matters were submitted to vote:

(a)      Election of Directors

         Janet M. Dolan was elected to serve a three-year term as a director of the Company. Out of 7,815,996 common shares represented, 7,744,486 voted in favor and 71,510 withheld.

         Roger L. Hale was elected to serve a three-year term as a director of the Company. Out of 7,815,996 common shares represented, 7,755,399 voted in favor and 60,597 withheld.

         Delbert W. Johnson was elected to serve a three-year term as a director of the Company. Out of 7,815,996 common shares represented, 7,746,071 voted in favor and 69,925 withheld.

         The following directors each continued their term of office after the meeting:

         Arthur D Collins, Jr.
         David C. Cox
         Andrew P. Czajkowski
         Pamela K. Knous
         William I. Miller
         Edwin L. Russell

TENNANT COMPANY
Quarterly Report - Form 10-Q

(b)      Tennant Company 1999 Stock Incentive Plan

         The Tennant Company 1999 Stock Incentive Plan was approved and ratified. Out of 7,815,996 common shares represented, 6,457,914 voted in favor, 876,216 against, and 481,866 abstained.

(c)      Tennant Company Restricted Stock Plan for Nonemployee Directors

         The Amendments to and the Restatement of the Tennant Company Restricted Stock Plan for Nonemployee Directors was approved and ratified. Out of 7,815,996 common shares represented, 7,189,229 voted in favor, 425,785 against, and 200,982 abstained.

(d)      Appointment of KPMG LLP as Auditors

         The appointment of KPMG LLP as independent auditors of the Company was approved. Out of 7,815,996 common shares represented, 7,728,739 voted in favor, 55,718 against, and 31,539 abstained.

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

        3ii      By-Laws                                     Incorporated by reference to
                                                             Exhibit 4.2 to the Company's
                                                             Registration Statement No.
                                                             33-59054, Form S-8, dated March 2,
                                                             1993.

       13.1      Text Portion of Report to Shareholders for  Filed herewith electronically.
                 the Six Months Ended June 30, 1999

       27.1      Financial Data Schedule                     Filed herewith electronically.

(b)    Reports on Form 8-K

       There were no reports filed on Form 8-K for the quarter ended June 30, 1999.

TENNANT COMPANY
Quarterly Report - Form 10-Q


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                 TENNANT COMPANY




Date:
         ----------------------          --------------------------------------
         August 11, 1999                 Janet Dolan
                                         President and Chief Executive Officer



Date:
         ----------------------          --------------------------------------
         August 11, 1999                 John T. Pain
                                         Vice President, Treasurer and
                                         Chief Financial Officer


Date:
         ----------------------          --------------------------------------
         August 11, 1999                 Dean A. Niehus
                                         Corporate Controller and
                                         Principal Accounting Officer