Form 10-Q
period 1999-09-30
TENNANT CO
filed 1999-11-12
CIK 97134

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934




                      For Quarter Ended September 30, 1999
                            Commission File No. 04804



                                 TENNANT COMPANY


Incorporated in Minnesota                              IRS Emp Id No. 410572550


                              701 North Lilac Drive
                                  P.O. Box 1452
                          Minneapolis, Minnesota 55440
                           Telephone No. 612-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant's common stock, par value $.375 on September 30, 1999, was 9,042,437.

                                 TENNANT COMPANY
                          Quarterly Report - Form 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS (UNAUDITED)
(Dollars in thousands, except per share amounts)

                                             Three Months               Nine Months
                                          Ended September 30         Ended September 30
                                        ----------------------     -----------------------
                                           1999         1998          1999         1998
                                           ----         ----          ----         ----
Net sales                               $ 104,286    $  96,116     $  310,412    $ 284,057
Less:
  Cost of sales                            62,984       56,157        185,600      165,915
  Selling and administrative               33,439       30,479         99,778       91,311
  Restructuring charges                     3,078            0          3,078            0
                                        ---------    ---------      ---------    ---------
Profit from operations                      4,785        9,480         21,956       26,831
Other income (expense)
  Net foreign currency gain (loss)            240           93            183          (79)
  Interest income                             626        1,036          2,053        3,345
  Interest expense                           (486)        (573)        (1,826)      (1,878)
  Miscellaneous income (expense), net        (226)        (214)          (574)         165
                                        ---------    ---------      ---------    ---------
    Total other income (expense)              154          342           (164)       1,553
                                        ---------    ---------      ---------    ---------
Earnings before income taxes                4,939        9,822         21,792       28,384
Taxes on income                             1,784        3,514          7,767       10,115
                                        ---------    ---------      ---------    ---------

Net earnings                            $   3,155    $   6,308      $  14,025    $  18,269
                                        =========    =========      =========    =========


Comprehensive earnings adjustment
  for foreign currency translation,
  net of tax                                  414          417         (2,421)          84
                                        ---------    ---------      ---------    ---------
Comprehensive earnings                  $   3,569    $   6,725      $  11,604    $  18,353
                                        =========    =========      =========    =========

PER SHARE:

Basic net earnings                      $     .35    $     .67      $    1.54    $    1.91
Diluted net earnings                    $     .35    $     .67      $    1.53    $    1.91
Dividends                               $     .19    $     .19      $     .57    $     .55
Weighted average number of shares       9,079,900    9,383,900      9,110,400    9,550,800
  (basic)
Weighted average number of shares       9,111,800    9,411,800      9,146,800    9,580,100
  (diluted)

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS
(Dollars in thousands)

                          BALANCE SHEET
                                                                              (Condensed from Audited
                                                          (Unaudited)           Financial Statements)
         ASSETS                                        September 30, 1999         December 31, 1998
                                                       ------------------         -----------------
Cash and cash equivalents                                   $  12,705               $  17,693
Receivables                                                    81,867                  81,145
  Less deferred income from sales finance charges                (137)                   (954)
  Less allowance for doubtful accounts                         (3,732)                 (2,956)
                                                            ---------               ---------
      Net receivables                                          77,998                  77,235
Inventories                                                    49,654                  46,162
Prepaid expenses                                                1,880                     878
Deferred income taxes, current portion                          8,921                   8,900
                                                            ---------               ---------
    Total current assets                                      151,158                 150,868

Property, plant, and equipment                                178,755                 169,515
   Less allowance for depreciation                           (111,875)               (102,875)
                                                            ---------               ---------
      Net property, plant, and equipment                       66,880                  66,640
Net noncurrent installment accounts receivable                  2,048                   2,843
Deferred income taxes, long-term portion                        2,836                   2,657
Intangible assets, net                                         18,452                  15,631
Other assets                                                      811                     459
                                                            ---------               ---------
    Total assets                                            $ 242,185               $ 239,098
                                                            =========               =========


         LIABILITIES & SHAREHOLDERS' EQUITY
                                                                              (Condensed from Audited
                                                          (Unaudited)           Financial Statements)
      LIABILITIES                                      September 30, 1999         December 31, 1998
                                                       ------------------         -----------------
Current debt                                                $   6,448               $   7,302
Accounts payable                                               13,264                  19,042
Accrued expenses                                               32,669                  30,647
                                                            ---------               ---------
    Total current liabilities                                  52,381                  56,991

Long-term debt                                                 24,415                  23,038
Long-term employee retirement-related benefits                 31,635                  27,802
                                                            ---------               ---------
    Total liabilities                                         108,431                 107,831

SHAREHOLDERS' EQUITY

Common stock                                                    3,392                   3,421
Common stock subscribed                                           153                     425
Unearned restricted shares                                     (1,090)                   (307)
Retained earnings                                             141,934                 136,730
Receivable from ESOP                                           (9,801)                (10,589)
Accumulated other comprehensive income (equity
  adjustment from foreign currency translation)                  (834)                  1,587
                                                            ---------               ---------
    Total shareholders' equity                                133,754                 131,267
    Total liabilities and shareholders' equity              $ 242,185               $ 239,098
                                                            =========               =========

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

TENNANT COMPANY AND SUBSIDIARIES - CONSOLIDATED STATEMENTS (UNAUDITED) (Dollars in thousands)

CONDENSED STATEMENTS OF CASH FLOWS                                  Nine Months Ended September 30
                                                                    ------------------------------
                                                                      1999                1998
                                                                      ----                ----
Net cash flow provided by operating activities                      $ 26,136            $ 28,682

Cash flow used in investing activities:
    Acquisition of property, plant, and equipment                    (13,793)            (14,597)
    Acquisition of Paul Andra KG, less cash acquired (note 7)         (6,944)                  0
    Proceeds from disposals of property, plant, and equipment          1,907               4,178
    Proceeds from maturing long-term securities                            1                   0
                                                                    --------            --------
  Net cash flow used in investing activities                         (18,829)            (10,419)

Cash flow related to financing activities:
    Net changes in current debt                                         (805)              4,541
    Issuance (payments) of long-term debt                             (1,188)              4,163
    Payments to settle long-term debt                                      0                 (27)
    Principal payment from ESOP                                          660                 600
    Proceeds from employee stock issues                                1,727               1,521
    Repurchase of common stock                                        (7,500)            (22,259)
    Dividends paid                                                    (5,155)             (5,201)
                                                                    --------            --------
  Net cash flow used in financing activities                         (12,261)            (16,662)

Effect of exchange rate changes on cash                                  (34)                 21
                                                                    --------            --------

Net increase (decrease) in cash and cash equivalents                  (4,988)              1,622

Cash and cash equivalents at beginning of period                      17,693              16,279
                                                                    --------            --------

Cash and cash equivalents at end of period                          $ 12,705            $ 17,901
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

(1)  Information Incorporated by Reference from Form 10-K

     The Company's Summary of Significant Accounting Policies and other Related Data and Summary of Stock Plans, Bonuses, and Profit Sharing are included in the Company's 1998 Annual Report filed as Exhibit 13.1 to the Company's annual filing on Form 10-K and are incorporated in this Form 10-Q by reference.

(2)  Expenses

     Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three and nine months ended September 30, 1999 and 1998, as follows:

                                                 Three Months             Nine Months
                                               Ended September 30      Ended September 30
                                               ------------------      ------------------
                                                1999        1998         1999       1998
                                               ------      ------      -------    -------
                                                             (In Thousands)
     Engineering, research and development     $3,575      $4,091      $11,102    $12,555
                                               ======      ======      =======    =======
     Maintenance and repairs                   $1,356      $1,155      $ 4,155    $ 4,174
                                               ======      ======      =======    =======
     Warranty                                  $1,591      $1,612      $ 4,769    $ 3,936
                                               ======      ======      =======    =======
     Bad debts                                 $   78      $  364      $   632    $   862
                                               ======      ======      =======    =======


     The Company also makes accrual adjustments on a regular monthly basis for bonus and profit sharing expenses which are settled at year-end. This allows for a fair statement of the results for the interim periods presented.

(3)  Inventories

     Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at September 30, 1999, and December 31, 1998, is as follows:

                                            September 30       December 31
                                                1999              1998
                                            ------------       -----------
                                                    (In Thousands)
     FIFO Inventories:
       Finished goods                       $ 31,131           $ 32,895
       All other                              37,091             32,162
     LIFO Adjustment                         (18,568)           (18,895)
                                            --------           --------
     LIFO Inventories                       $ 49,654           $ 46,162
                                            ========           ========

     The increase in all other inventory is due largely to the acquisition of Paul Andra KG.

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Cash Flow

     Income taxes paid during the nine months ended September 30, 1999 and 1998, were $11,938,000 and $14,405,000, respectively. Interest costs paid during the nine months ended September 30, 1999 and 1998, were $1,688,000 and $1,866,000 respectively.

(5)  Earnings Per Share
     (In thousands, except per share amounts)

                                            For the Quarter Ended September 30, 1999
                                            ----------------------------------------
                                                                           Per Share
                                            Income          Shares          Amount
                                            ------          ------         ---------
     Basic EPS
       Income available to common
         shareholders                       $3,155           9,080            $.35

     Dilutive effect of stock options                           32

     Diluted EPS
       Income available to common
         shareholders plus
         assumed conversions                $3,155            9,112           $.35


                                            For the Quarter Ended September 30, 1998
                                            ----------------------------------------
                                                                           Per Share
                                            Income          Shares          Amount
                                            ------          ------         ---------
     Basic EPS
       Income available to common
         shareholders                       $6,308           9,383            $.67

     Dilutive effect of stock options                           29

     Diluted EPS
       Income available to common
         shareholders plus
         assumed conversions                $6,308           9,412            $.67

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Segment Reporting

     The Company operates in one industry segment which consists of the design, manufacture, and sale of products and services used in the maintenance of nonresidential floors.

     Financial data by geographic area is before interest expense and elimination of intercompany transactions. North America sales include sales in the United States, Canada, and Mexico. Sales in Canada and Mexico comprise less than 10% of consolidated sales and are interrelated with the Company's U.S. operations. Product transfers from North America are generally made at prices that recognize return on investment objectives for both the manufacturing and selling units. Corporate items include general corporate expense and miscellaneous items such as net ESOP interest income and Foundation contribution expense.

                                                    Three Months              Nine Months
                                                 Ended September 30        Ended September 30
                                                --------------------       -------------------
                                                   1999        1998          1999         1998
                                                   ----        ----          ----         ----
                                                                (In Thousands)
     Net sales
       North America
       Customer sales                           $ 74,651    $ 73,543       $225,264     $215,392
       Transfers to Europe and other
         International areas                      14,138      13,011         40,855       38,897
                                                --------    --------       --------     --------
           Total North America                    88,789      86,554        266,119      254,289

       Europe customer sales                      20,912      14,866         60,088       44,669
       Other international customer sales          8,723       7,707         25,060       23,995
       Eliminations                              (14,138)    (13,011)       (40,855)     (38,896)
                                                --------    --------       --------     --------
     Total                                      $104,286    $ 96,116       $310,412     $284,057
                                                ========    ========       ========     ========

     Earnings before income taxes
       North America                               2,350       7,500         17,771       22,631
       Europe                                      1,457       1,503          3,096        4,147
       Other international                         1,633       1,620          3,124        3,709
       Corporate items, interest income,
         interest expense, and eliminations         (501)       (801)        (2,199)      (2,103)
                                                --------    --------       --------     --------

     Total earnings before income taxes         $  4,939    $  9,822       $ 21,792     $ 28,384
                                                ========    ========       ========     ========

                                                                   Page 8 of 15
TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 - FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  Acquisition of Paul Andra KG

     On January 4, 1999, the Company acquired the shares and holdings in associated businesses of Paul Andra KG, a privately owned manufacturer of commercial floor maintenance equipment in Germany. Paul Andra KG sells products principally under the Sorma brand name, including single disk machines, wet/dry vacuum cleaners and vacuumized scrubbers. Sales of $15.5 million in the first nine months of 1999 generated a $.5 million operating loss. The acquisition is not expected to have a material impact on net income.

     Acquisition of Paul Andra KG:
         Assets acquired                                    $ 12,763
         Liabilities assumed                                 (10,371)
         Goodwill                                              4,551
                                                            --------
     Total cash paid, less cash acquired                    $  6,943
                                                            ========

(8)  Reclassification

     The Company reports revenue and costs from providing repair service in its sales and cost of sales figures. Through 1998, in its European operations, the related costs were included in selling and administrative expense. Third quarter and first nine months 1998 figures were restated to reflect $693,000 and $1,840,000, respectively, reclassification from selling and administrative expense to cost of sales to reflect the related allocable portion of service labor costs for those periods. This makes European reporting consistent with Company reporting.

(9)  Restructuring Charges

     The company recorded a pre-tax restructuring charge of $3.1 million in the most recent quarter, primarily related to severance and early retirement costs as part of Tennant's shareholder value enhancement plan. The company expects to record additional pre-tax restructuring and other charges in the fourth quarter, which are estimated to be $3-5 million. Charges are expected to include severance costs, asset write-offs and other costs related to closing facilities.

                                                                   Page 9 of 15
TENNANT COMPANY
Quarterly Report - Form 10-Q

(10)  New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted for fiscal years beginning after June 15, 1999, although earlier application is permitted as of the beginning of any fiscal quarter. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, which defers the effective date of SFAS No. 133 to quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of determining what effect the adoption of SFAS No. 133 will have on the Company's results of operations, cash flows or financial position

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Earnings

Excluding a restructuring charge, net earnings for the quarter ended September 30, 1999 were $5.2 million, or 57 cents per share diluted, down 15 percent from $6.3 million, or 67 cents per share diluted for the same period in 1998. Excluding the restructuring charge, net earnings were $16.0 million or $1.75 per share diluted for the nine month period ended September 30, 1999, compared to $18.3 million or $1.91 per share diluted for the comparable period last year.

Net Sales

Net sales of $104.3 million for the third quarter ended and $310.4 million for the nine months ended September 30, 1999 increased 9 percent compared to the same periods last year, positively impacted by the acquisition of Paul Andra
KG in January, 1999. Excluding the impact of that acquisition, sales grew
$2.4 million or 2.5 percent over the prior year third quarter ($10.8 million or 3.8 percent over the prior year first nine months). A temporary decrease in manufacturing efficiency reduced shipments approximately $4-$5 million below what they otherwise would have been. North American sales for the quarter were $74.7 million which was 1.5 percent or $1.1 million greater than third quarter 1998. This was largely due to continued growth in commercial sales. Sales outside North America, excluding Paul Andra KG, increased 5 percent or $1.2 million due to improved export sales and a stronger European economy.

                                                                 Page 10 of 15
TENNANT COMPANY
Quarterly Report - Form 10-Q

Orders for the third quarter ended September 30, 1999 were $108.9 million. Order growth in the third quarter, excluding the Paul Andra KG acquisition, was $8.5 million or 9 percent over the comparable period in 1998. North American orders grew $7.2 or 9 percent over 1998 due to continued strong commercial business and the improving industrial economy and new outdoor machines. Orders outside of North America, excluding Paul Andra KG acquisition, grew $2.0 million or 9 percent due to growth in Europe base business of 11 percent and strong Australian growth. The disparity between order growth and sales growth in the third quarter is reflected in the difference in backlog. Third quarter 1998 backlog declined $1.3 million while backlog increased $4.9 million in third quarter 1999.

Gross Profit

For the first nine months, gross profit was 40.2 percent in 1999 versus 41.6 percent in 1998. Gross profit for the third quarter as a percentage of sales was 39.6 percent compared to 41.6 percent last year. The decline was due primarily to manufacturing variances related to implementing a flexible, build-to order manufacturing system, a mix shift to lower margin products, and an increased rate of discounting on North American industrial machines. In addition, the acquisition of Paul Andra KG increased the proportion of sales with low gross margin in the company's sales mix.

Selling, General, and Administrative Expense (SG&A)

SG&A expense for the quarter ended September 30, 1999 was $33.4 million compared to $30.5 million for the comparable period last year largely due to expenses of newly acquired Paul Andra KG. SG&A as a percent of sales increased slightly from 31.7 percent a year ago to 32.1 for the current quarter. This percentage decreased slightly year-to-date from 32.2 percent a year ago to 32.1 for the nine months ended September 30, 1999 as other cost savings efforts offset Paul Andra KG costs.

Restructuring Charges

The company recorded a pre-tax restructuring charge of $3.1 million in the most recent quarter, primarily related to severance and early retirement costs as part of Tennant's shareholder value enhancement plan. The company expects to record additional pre-tax restructuring and other charges in the fourth quarter, which are estimated to be $3-5 million. Charges are expected to include severance costs, asset write-offs and other costs related to closing facilities.

Other Income and Expense

Other income and expense for the quarter ended September 30, 1999 was a net income of $.2 million compared to $.3 million last year. Foreign currency gains were more than offset by a reduction of interest income from equipment financing provided by the Company to its customers. In 1998 the Company outsourced its product financing business. The Company transferred its portfolio to the outsourced vendor, and continues to report interest income and interest expense on the portfolio. The principal balance of the portfolio is declining over time as customer balances decrease thereby reducing the Company's interest income.

                                                                 Page 11 of 15
TENNANT COMPANY
Quarterly Report - Form 10-Q

Income Taxes

The estimated effective tax rate for the Company's current fiscal year is 36 percent consistent with the prior year rate.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $26.1 million of cash and cash equivalents for the nine-month period ended September 30, 1999 compared to $28.7 million for the same period a year ago. Significant uses of cash during the nine month period ended September 30, 1999 included the cash purchase price paid for the acquisition of Paul Andra KG, purchases of property, plant, and equipment, repurchases of common stock under the Company's stock purchase plan, and dividends paid to shareholders.

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

Tennant's Project is divided into four major sections: Applications Systems, Systems Infrastructure, External Agents (suppliers/partners/distributors/customers) and Embedded Systems (manufacturing and facilities). General Project phases common to all sections are:1) inventorying Year 2000 items; 2) assigning priorities to identified items; 3) assessing the Year 2000 compliance of items determined to be material to the Company; 4) repairing or replacing material items that are determined not to be Year 2000 compliant; 5) testing material items; and 6) designing and implementing contingency and business continuation plans. Material items are those believed by the Company to have risk involving the safety of individuals that may cause damage to either property or the environment, or affect revenues.

Progress status is as follows:

                                  % Complete
                                 as of 9/30/99              Completion
                                 -------------           ----------------
Applications Systems                  100%               2nd Quarter 1999

Systems Infrastructure                100%               2nd Quarter 1999

External Agents                       100%               2nd Quarter 1999

Embedded Systems                      100%               1st Quarter 1999

                                                                 Page 12 of 15
TENNANT COMPANY
Quarterly Report - Form 10-Q

A more detailed description of activities is as follows:

Applications Systems - In 1994, in order to improve access to business information through common integrated computing systems across the Company, Tennant began a worldwide business systems replacement project with systems that use programs from SAP America, Inc. (SAP). The new systems are expected to make approximately 80% of the Company's business systems Year 2000 compliant. The European and North American SAP application systems are now completely installed. The remaining 20% of non-SAP business software is now compliant. The North American Commercial systems remediation was completed in September of 1998. Our activity also includes assessment and remediation of non-mission critical personal systems. Initial survey and assessment work is complete with repair and remediation now completed.

Systems Infrastructure - The Infrastructure section consists of hardware and system software other than Applications Software. Activity in this area has been continuous with the majority having been addressed and tested in conjunction with project and regular replacement programs.

External Agents (Suppliers/Partners/Distributors/Customers) - The primary activity in this section involves the process of identifying and prioritizing critical suppliers, customers, distributors, and other partners at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 problem. The initial survey activity has been completed and detailed evaluations of the most critical third parties have been completed. These evaluations have been followed by selective follow-up contact and audit.

Embedded Systems (Manufacturing and Facilities) - This section focuses on the hardware and software associated with embedded computer chips that are used in the operation of all facilities operated by the Company. Survey and prioritization activities were completed and are now compliant. In addition, our activities have included the evaluation of Year 2000 dependencies in embedded chips produced in our own products all of which have been certified to be compliant.

With the technical remediation and conversions now complete, our efforts for the remainder of the year will focus on refining our business contingency plan. This plan will identify actions to be implemented to reasonably sustain business in the event of Y2K impacts out of our direct control.

Costs

The total cost associated with the required modifications to become Year 2000 compliant is not material to the Company's financial position. The core of the Company's IT investments have been focused on building new capability while satisfying Year 2000 requirements. The estimated total cost of the planned SAP activities through 1999 is approximately $20 million, which has been expended. Funding for Year 2000 specific activities are estimated at $950,000, which has been expended. Funding for both SAP and Y2K activities is integrated with operational budgets, with IT funding for fiscal year 1999 estimated to be at the same levels as fiscal year 1998.

In January 1999 Tennant Company completed the purchase of Paul Andra KG. Activities for Year 2000 compliance have been completed using the same process as outlined for Tennant Company. An action plan has been completed and integrated into the corporate plan. The majority of Y2K issues were addressed by conversion of systems to SAP in June 1999. All other activities have been incorporated into the existing plan and are complete. Funding for the SAP integration was approximately $650,000. Funding for the Y2K specific activities was less than $50,000.

                                                                 Page 13 of 15
TENNANT COMPANY
Quarterly Report - Form 10-Q


Cautionary Statement Concerning Forward-Looking Statements

Some statements in this report are forward-looking statements and are not meant as historical facts. As discussed above, many factors are involved in this project which contain risk and uncertainty and are beyond the control of the Company. Included in this are the actions of suppliers, distributors, customers, and other partners.

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

Additional management's discussion and analysis of financial condition and results of operations is included in Exhibit 13.1, attached, text portion of Report to Shareholders for the Nine Months Ended September 30, 1999, and is incorporated in this Form 10-Q by reference.

                                                                 Page 14 of 15
TENNANT COMPANY
Quarterly Report - Form 10-Q


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

      3ii         By-Laws                                         Incorporated by reference to
                                                                  Exhibit 4.2 to the Company's
                                                                  Registration Statement
                                                                  No. 33-59054, Form S-8,
                                                                  dated March 2, 1993.

      13.1        Text Portion of Report to Shareholders for      Filed herewith electronically.
                  the Nine Months Ended September 30, 1999

      10iii.1     Management Agreement with John T. Pain          Filed herewith electronically.
                  dated October 1, 1998.

      10iii.2     Employment Agreement with Janet Dolan           Filed herewith electronically.
                  dated April 5, 1999.

      10iii.3     Management Agreement with James J. Seifert      Filed herewith electronically.
                  dated July 12, 1999.

      27.1        Financial Data Schedule                         Filed herewith electronically.

(b)   Reports on Form 8-K

      There were no reports filed on Form 8-K for the quarter ended September 30, 1999.

TENNANT COMPANY
Quarterly Report - Form 10-Q


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             TENNANT COMPANY



Date:  November 12, 1999                 /s/ Janet Dolan
       ----------------------------     --------------------------------------
       November 12, 1999                Janet Dolan
                                        President and Chief Executive Officer



Date:  November 12, 1999                /s/ John T. Pain
       ----------------------------     --------------------------------------
       November 12, 1999                John T. Pain
                                        Vice President, Treasurer and
                                        Chief Financial Officer


Date:  November 12, 1999                /s/ Dean A. Niehus
       ----------------------------     --------------------------------------
       November 12, 1999                Dean A. Niehus
                                        Corporate Controller and
                                        Principal Accounting Officer