Form 10-K405
period 1999-12-31
TENNANT CO
filed 2000-03-10
CIK 97134

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission file number 0-4804

TENNANT COMPANY
Incorporated in the State of Minnesota            Employer Identification Number 41-0572550

701 North Lilac Drive, P.O. Box 1452, Minneapolis, Minnesota 55440

Telephone Number 763-540-1208

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $.375 per share

and

Preferred Share Purchase Rights

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    $283,601,511.50 is aggregate market value of common stock held by non-affiliates as of March 6, 2000.

9,039,092 shares outstanding at March 6, 2000

DOCUMENTS INCORPORATED BY REFERENCE

    2000 Proxy—Part III (Partial)

TENNANT COMPANY
1999
ANNUAL REPORT
Form 10-K
(Pursuant to Securities Exchange Act of 1934)

PART I

Item 1—Business

General Development of Business

    Tennant Company, a Minnesota corporation incorporated in 1909, is a Minneapolis-based company that specializes in the design, manufacture, and sale of non-residential floor maintenance equipment and related products. On February 1, 1994, the Company acquired the business and assets of Castex Industries, Inc., a privately owned manufacturer of commercial floor maintenance equipment. In January 1999, the Company acquired the business and assets of Paul Andra KG, a privately owned manufacturer of commercial floor maintenance equipment in Germany.

Industry Segments, Foreign and Domestic Operations, and Export Sales

    The Company, as described under "General Development of Business," has one business segment. The Company sells its products domestically and internationally. Financial information on the Company's geographic segments is provided on pages 30 and 31, footnote 18. Nearly all of the Company's foreign investment in assets reside within Australia, Canada, Japan, Spain, The Netherlands, the United Kingdom, France, and Germany. While subject to increases or decreases in value over time due to foreign exchange rate movements, these investments are considered to be of low business risk.

Principal Products, Markets, and Distribution

    Products consisting mainly of motorized cleaning equipment and related products, including floor cleaning and preservation products, are sold through a direct sales organization and independent distributors in North America, primarily through a direct sales organization in Australia, France, Spain, The Netherlands, Germany, and the United Kingdom, and through independent distributors in more than 40 foreign countries. Tennant is headquartered in Minneapolis, Minnesota, and has manufacturing operations in Holland, Michigan; Uden, The Netherlands; and Waldhausen, Germany. It sells its products directly in eight countries and through distributors in 45 others. Tennant's shares have traded on the NASDAQ Market System under the symbol TANT since 1969.

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

Working Capital Practices

    The Company's working capital practices are described in the Management's Financial Discussion and Analysis under the section Liquidity and Capital Resources on page 8.

Major Customers

    The Company sells its products to a wide variety of customers, no one of which is of material importance in relation to the business as a whole.

Backlog

    The Company routinely fills orders within 30 days on the average. Consequently, order backlogs are not indicative of future sales levels.

Competition

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

Product Research and Development

    The Company regularly commits what is believed to be an above-average amount of resources to product research and development. During 1999, the Company spent $15,385,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $14,224,000 in 1998 and $13,470,000 in 1997 on research and development activities. Essentially all research and development is Company-sponsored.

Environmental Protection

    Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect upon the Company's capital expenditures, earnings or competitive position.

Employment

    The Company employed 2,241 persons in worldwide operations as of December 31, 1999.

Item 2—Properties

    The Company's corporate offices are owned by the company and are located in the Minneapolis, Minnesota metropolitan area. Manufacturing facilities are located in Minnesota, Michigan, Germany and The Netherlands. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, Singapore, and Australia. The Company's facilities are in good operating condition, suitable for their respective uses and adequate for current needs. Notes 4 and 13 of the Notes to the Consolidated Financial Statements on pages 18 and 24 contain further information regarding the Company's property and lease commitments.

Item 3—Legal Proceedings

    There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company's business.

Item 4—Submission of Matters to a Vote of Security Holders

    Not applicable.

Executive Officers of the Registrant

Richard M. Adams, Vice President

  Richard M. Adams (52) joined the Company in 1974. He was elected Assistant Controller in 1983 and was named Corporate Controller in 1986. Mr. Adams was named Vice President, Global Accounts in 1993 and Vice President, New Business Development in 1999. Mr. Adams is a Certified Public Accountant. Mr. Adams is a director of Tennant UK Limited, Tennant Holding B.V., Tennant Europe B.V., Tennant Import B.V., and Tennant Japan.

Janet M. Dolan, President and Chief Executive Officer

  Janet M. Dolan (50) joined the Company in 1986. Ms. Dolan was appointed General Counsel and Secretary in 1987, Vice President in 1990, Senior Vice President in 1995, Executive Vice President in 1996, President and Chief Operating Officer and a director in 1998. Ms. Dolan was named Chief Executive Officer in 1999. She is a director of Donaldson Company, Inc.

Thomas J. Dybsky, Vice President

  Thomas J. Dybsky (50) joined the Company in 1998 as Vice President of Human Resources. Mr. Dybsky is a director of Tennant N.V.

James H. Moar, Chief Operating Officer

  James H. Moar (51) joined the Company in 1998 as Senior Vice President of Industrial Markets. He was named Chief Operating Officer in 1999. Mr. Moar is a director of Castex Incorporated.

Dean A. Niehus, Corporate Controller and Principal Accounting Officer

  Dean A. Niehus (42) joined the Company in 1998. Mr. Niehus is a director of Tennant Company Far East Headquarters Pte Ltd.

John T. Pain, Vice President, Treasurer and Chief Financial Officer

  John T. Pain (51) joined the Company in 1984 as Corporate Tax Manager. He was named Assistant Treasurer in 1986, Corporate Controller and Principal Accounting Officer in 1997, and Vice President, Treasurer, and Chief Financial Officer in 1998. Mr. Pain is a Certified Public Accountant. He is a director of Castex Incorporated, and Tennant N.V.

Keith D. Payden, Vice President

  Keith D. Payden (52) joined the Company in 1981. He was named Director, Information Services in 1987, Chief Information Officer in 1992, and Vice President in 1993.

James J. Seifert, Vice President, General Counsel and Secretary

  James J. Seifert (43) joined the company in 1999 as Vice President, General Counsel and Secretary. Mr. Seifert is a director of Tennant UK Limited, Tennant Holding B.V., Tennant Europe B.V., Tennant, Import B.V., Tennant N.V., and Tennant Japan.

Thomas J. VanderBie, Senior Vice President

  Thomas J. VanderBie (48) was named Senior Vice President of Tennant Company in August, 1999. Mr. VanderBie was President of Castex Incorporated, a subsidiary of Tennant Company from 1974-1999.

PART II

Item 5—Market for Registrant's Common Equity and Related Stockholder Matters

    The annual meeting of Tennant Company will be held at 10:30 a.m. on Thursday, May 4, at the Company's corporate headquarters, 701 North Lilac Drive, Golden Valley, Minnesota. The Company's common stock is traded in the National Market System of NASDAQ, under the ticker symbol TANT. As of December 31, 1999, there were approximately 3,500 shareholders of record. The accompanying chart shows the quarterly price range of the Company's shares over the past five years after adjustment for the two-for-one stock split:

	First	Second	Third	Fourth
1995	23.13-25.00	23.00-29.00	25.00-27.25	22.25-27.25
1996	21.25-25.00	23.50-26.50	22.00-26.00	22.50-27.50
1997	26.13-28.75	26.75-33.25	33.25-37.50	36.00-39.63
1998	34.75-41.13	40.75-44.81	37.00-44.50	33.00-41.25
1999	31.44-45.00	32.00-38.50	32.625-37.25	32.00-35.63

    Cash dividends on the Company's common stock have been paid for 56 consecutive years, and the Company has increased dividends in each of the last 28 years. Dividends generally are declared each quarter. Following are the record dates anticipated for 2000: June 1, 2000; September 1, 2000; December 15, 2000.

Item 6—Selected Financial Data

	1999		1998	1997	1996	1995
	(Dollars and shares in thousands, except per share data)
Net sales	$429,407		389,388	372,428	344,433	325,368
Cost of sales	$255,398		226,233	217,570	204,165	187,396
Gross margin—%	40.5		41.9	41.6	40.7	42.4
Selling and administrative expenses	$136,076		125,806	118,770	108,637	107,790
% of net sales	31.7		32.3	31.9	31.5	33.1
Profit from operations	$31,262	(a)	37,349	36,088	31,631	30,182
% of net sales	7.3		9.6	9.7	9.2	9.3
Other income and (expense)	$(676)		1,743	1,542	698	(747)
Income tax expense	$10,893		13,767	13,425	11,302	9,773
% of earnings before income taxes	35.6		35.2	35.7	35.0	33.2
Net earnings	$19,693	(a)	25,325	24,205	21,027	19,662
% of net sales	4.6		6.5	6.5	6.1	6.0
Return on beginning shareholders' equity—%	15.0		18.9	18.8	18.4	20.4
Per Share Data
Basic net earnings	$2.16	(a)	2.67	2.43	2.09	1.98
Diluted net earnings	$2.15	(a)	2.67	2.41	2.09	1.98
Cash dividends	$.76		.74	.72	.69	.68
Shareholders' equity (ending)	$14.94		14.25	13.65	12.86	11.47
Year-End Financial Position
Cash and cash equivalents	$14,928		17,693	16,279	9,881	4,247
Total current assets	$165,093		150,868	143,105	126,481	123,508
Property, plant, and equipment, net	$66,306		66,640	65,111	65,384	63,724
Total assets	$257,533		239,098	233,870	219,180	215,750
Current liabilities excluding current debt	$62,097		49,689	53,738	45,724	44,374
Current ratio excluding current debt	2.7		3.0	2.7	2.8	2.8
Long-term liabilities excluding long-term debt	$30,616		27,802	22,801	18,908	16,747
Financing debt
Current	$12,902		7,302	2,377	3,864	17,349
Long-term	$16,003		23,038	20,678	21,824	23,149
Total as % of total capital	17.5		18.8	14.7	16.6	26.2
Shareholders' equity	$135,915		131,267	134,086	128,860	114,131
Cash Flow Increase (Decrease)
Related to operating activities	$38,320		42,890	41,892	44,566	17,834 ']
Related to investing activities	$(26,060)		(17,221)	(15,490)	(17,240)	(22,107)
Related to financing activities	$(14,665)		(24,290)	(20,434)	(22,024)	6,721
Other Data
Interest income	$1,475		3,771	4,699	4,259	4,132
Interest expense	$2,572		2,292	2,021	2,491	2,640
Depreciation and amortization expense	$18,667		17,550	17,468	16,387	14,090
Net expenditures for property, plant, and equipment	$16,001		17,221	16,424	17,581	19,117
Number of employees at year-end	2,241		2,127	2,019	1,950	1,997
Total direct compensation	$111,761		102,821	95,099	89,210	86,263
Profit sharing and all other employee benefits	$29,559		27,553	27,337	22,499	21,887
Average shares outstanding(b)	9,140		9,500	10,032	10,076	9,916
Closing share price at year-end(b)	$32 3/4		40 1/8	36 3/8	27 1/2	23 7/8
Common stock price range during year(b)	$317/16-45		33-45 3/4	261/8-39 5/8	211/4-27 1/2	221/4-29
Closing price/earnings ratio(c)	15.2		15.0	15.1	13.2	12.1

  (a)
  1999 includes pretax restructuring charges of $6,671 ($4,308 net of taxes).
  (b)
  Adjusted retroactively for two-for-one stock split effective April 26, 1995.
  (c)
  Closing price/earnings ratio is based on closing share price and net earnings.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company reported record sales in 1999 of $429.4 million, up 10.3 percent from 1998 sales of $389.4 million. Net earnings for 1999 before restructuring charges were $24.0 million, or $2.62 per diluted share, down 5.1 percent from $25.3 million, or $2.67 per diluted share in 1998. Profit from operations before restructuring charges were $37.9 million, up 1.6 percent from $37.3 million in 1998. Earnings before restructuring charges reflect the impact of implementing an Enterprise Resource Planning System in the Company's largest manufacturing operation. In the second and third quarters, the transition to this system decreased manufacturing efficiency and reduced earnings. Net earnings for 1999, after restructuring charges of $6.7 million, or 47 cents per diluted share, were $19.7 million, or $2.15 per diluted share.

Net Sales

    North American sales were $311.7 million, up 6.1 percent, from $294.0 million in 1998. Growth by product line was 7 percent in industrial equipment, 10.6 percent in commercial equipment, and a decrease of 10 percent in floor coatings. Industrial equipment growth was due primarily to unit volume growth with a substantial part of the growth coming from new outdoor products introduced over the past year and a half. Commercial equipment growth was also due to unit volume growth. Partially offsetting this increase was the loss of sales for the last four months of 1999 resulting from the sale in September of the Company's Eagle propane burnisher business. That business had annual sales of approximately $4 million. The decline in floor coatings was due primarily to reduced unit volume.

    European sales in 1999 were $82.2 million in translated U.S. dollars, up 30.5 percent from 1998 sales of $63.0 million. In local currency terms, sales grew 35.0 percent. The sales growth was due to the acquisition in January 1999 of Paul Andra KG, which had sales of approximately $21.5 million in U.S. dollars. European-base business sales declined 3.9 percent in translated dollars and 0.7 percent in local currency.

    Other international sales during 1999 were $35.4 million, which was an increase of 9.6 percent over 1998 sales of $32.3 million. In local currency terms, other international sales declined 0.5 percent. Australian sales showed the greatest strength in 1999, growing 17.8 percent in local currency.

    1998 net sales of $389.4 million increased 4.6 percent from the prior year. North American sales of $294.0 million were up 6.6 percent on economic conditions that were strong early in the year, but weakened as the year progressed. North American sales growth by product line were: 9 percent for industrial equipment, 3 percent for commercial equipment, and a decrease of 2 percent for floor coatings. Industrial product growth was primarily due to unit volume growth and was significantly supported by the introduction of new and updated products. Among the new product introductions were two products targeted at the outdoor market. Growth in commercial equipment sales was primarily the result of price increases, and the decline in floor coatings sales was primarily due to a decline in unit volume.

    1998 European sales of $63.0 million increased 9.9 percent in U.S. dollars and were up 12 percent in local currencies. Local currency sales growth of industrial equipment was slightly stronger than commercial equipment and, in both product lines, sales growth was primarily due to unit volume increase.

    Other International sales in 1998, which were $32.3 million, decreased 17.5 percent in U.S. dollars and 11 percent in local currencies. Sales of industrial equipment declined $8 million, primarily due to a unit volume decline in Asia. Partially offsetting this decline was an increase in commercial equipment sales of $2 million.

    Order backlog at the end of 1999 was $8.5 million, which was a $2.1 million increase over the $6.4 million backlog at the end of 1998. Backlog at the end of 1998 declined $3.3 million from $9.7 million at the end of 1997.

Costs and Expenses

    The following is a summary of operating costs and expenses, in relation to sales, by major category:

	1999	1998	1997
Cost of sales	59.5%	58.1%	58.4%
Sales and administrative expenses	31.7%	32.3%	31.9%
Restructuring charges	1.5%	—	—

    Cost of sales for 1998 and 1997 reflect a reclassification to conform to 1999 presentation of European service labor cost from selling and administrative expense to cost of sales. The reclassification increased cost of sales as a percentage of sales by 0.7 percentage points in 1998 and 0.6 percentage points in 1997 and reduced the Sales and Administrative expense rate by equivalent amounts.

    Cost of sales as a percentage of sales increased 1.4 percentage points in 1999 compared to 1998. The increase was due substantially to a change in sales mix and a reduction in gross margin in the industrial equipment business in North America. The primary factor affecting sales mix was the acquisition of Paul Andra KG, whose gross margin, though in line with expectations, was below the average of the Company's remaining business. The reduction in gross margin in the North American industrial business was due to an increase in unfavorable manufacturing variances related primarily to the 1999 conversion to an Enterprise Resource Planning System, inventory charges, and an increase in selling price discounts. Cost of sales as a percentage of sales in 1998 declined 0.3 percentage points compared to 1997. The decline was the result of a low rate of inflation on product costs together with price increases in North America on industrial equipment, aftermarket, and floor coatings. Partially offsetting these factors was a decline in foreign currency exchange rates, which resulted in lower translated value of foreign sales of U.S. manufactured products. Future costs of sales as a percentage of sales will continue to be affected by the mix of product sales within and among geographies, exchange rate fluctuations, and competitive market conditions.

    Sales and administrative expenses as a percentage of sales declined 0.6 percentage points in 1999 compared to 1998. The decline was the result of savings from restructuring activities, reduced employee incentive compensation expenses, and a reduction in spending on information technology. In addition, in 1999 the Company adopted a change in accounting treatment for software developed for internal use under Statement of Position ("SOP") 98-1 issued by the American Institute of Certified Public Accountants. Under SOP 98-1, the cost of developing software for internal use must be capitalized. In 1999, approximately $1.3 million was capitalized as a result of this change in accounting. Selling and administrative expenses as a percentage of sales in 1998 increased 0.4 percentage points over 1997. The increase was due primarily to an increased investment in information technology spending in connection with the implementation of an enterprise resource planning system.

Other Income and Expense

    In 1999, other income and expense was a net expense of $0.7 million, which compares to other income of $1.7 million in 1998. A substantial portion of the change was due to a decline in interest income resulting from product financing. In 1998, the Company outsourced its product financing business. The Company sold its portfolio with recourse to the outsourced vendor and accordingly under SFAS No. 125 is required to report interest income and interest expense on the remaining portfolio.

The principal balance of the portfolio is declining over time as customer balances decrease thereby reducing the Company's interest income. Other factors contributing to the change in other income and expense are an increase in ESOP expense and an increase in the discretionary contribution to the Tennant Foundation in 1999. In 1998, other income was $1.7 million, which was a $0.2 million increase compared to the $1.5 million of other income reported in 1997.

Restructuring Charges

    As discussed in Note 2 to the consolidated financial statements, the Company recorded restructuring charges of $6.7 million in 1999. The restructuring included plans to eliminate approximately 110 positions and close several facilities. The Company believes the restructuring will improve its competitive position in the global floor maintenance equipment market by realizing synergies in key functions such as manufacturing, purchasing, and logistics. When fully implemented, the restructuring is expected to reduce annual operating costs approximately $4-$6 million through reductions in personnel, purchased materials, freight costs, and process efficiencies.

Income Taxes

    1999 effective income tax rate at 35.6 percent was 0.4 percentage points above the 35.2 percent reported for 1998 and 0.1 percentage point below 35.7 percent for 1997. Management anticipates the effective income tax rate will continue in the range of 35 to 36 percent.

Liquidity and Capital Resources

    At December 31,1999, the Company's capital structure was comprised of $12.9 million of current debt, $16.0 million of long-term debt, and $135.9 million of shareholders' equity. The Company's debt-to-total capital ratio was 17.5 percent compared to 18.8 percent at December 31, 1998. The Company has available lines of credit of $24.1 million with $5.8 million outstanding at December 31, 1999. The Company believes that the combination of internally generated funds, present capital resources, and unused financing sources are more than sufficient to meet cash requirements for 2000.

Cash Flows

    During 1999, $38.3 million of cash was generated from operating activities compared to $42.9 million in 1998 and $41.9 million in 1997. The decline is largely due to a decline in net income in 1999 compared to prior years.

    Capital expenditures for property, plant, and equipment net of disposals totaled $16.0 million in 1999 compared to $17.2 million in 1998 and $16.4 million in 1997. Capital expenditures for 2000 are expected to be approximately $18 to $21 million. In 1999, the company acquired Paul Andra and affiliates, a German manufacturer of commercial cleaning equipment, for $10.1 million.

Dividends and Share Repurchases

    Cash dividends were $0.76 per share—the 28th consecutive year of increase. On October 2, 1998, the Board of Directors authorized the Company to buy 600,000 shares of common stock. At December 31, 1999, the Company had approximately 214,000 shares remaining under the repurchase authorization. In 1999, the Company repurchased approximately 283,000 shares for $9.9 million and an average price of $34.96 per share. The Company repurchased approximately 677,000 shares for $27.1 million in 1998 and approximately 398,000 shares in 1997 for $13.6 million.

Year 2000 Project Overview

    The Company's Year 2000 Project proceeded on schedule. There have been no significant system or operational issues associated with the turn of the century.

Euro Conversion

    On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies and the Euro, a new European currency, and adopted the Euro as their common legal currency (the "Euro Conversion"). Either the Euro or a participating country's present currency will be accepted as legal tender from January 1, 1999, to January 1, 2002, following which only the Euro will be accepted.

    The Company has a significant number of customers located in European Union countries participating in the Euro Conversion. Such customers will likely have to upgrade or modify their computer systems and software to comply with Euro requirements. The amount of money the Company anticipates spending in connection with system development related to the Euro Conversion is not expected to have a material adverse effect on the Company's results of operations or financial condition. The Euro Conversion may also have competitive implications for the Company's pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time.

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

Cautionary Factors Relevant to Forward-Looking Information

    Certain statements contained in this document, as well as other written and oral statements made from time to time by the Company, are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. These include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties presently facing the Company include: the ability to implement its plan to increase worldwide manufacturing efficiencies and realize restructuring benefits; economic uncertainty throughout the world; political risks in areas where the company currently does business and where it intends to do business; inflationary pressures; increased competition in the Company's businesses from competitors that have substantial financial resources; soft markets in certain international regions including Asia, Latin America, and Europe; the continuing strength of the dollar, which reduces the translated sales from the Company's products sold in local currency outside the U.S. but manufactured in the U.S.; the ability to successfully implement the SAP enterprise resource planning system; and the Company's plan for growth. The Company cautions that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown.

    The Company does not undertake to update any forward-looking statement, and investors are advised to consult any further disclosures by the Company on this matter in its filings with the Securities and Exchange Commission. It is not possible to anticipate or foresee all risk factors, and investors should not consider that any list of such factors to be an exhaustive or complete list of all risks, uncertainties, or potentially inaccurate assumptions.

Item 7a—Quantitative and Qualitative Disclosures About Market Risk

    Due to the global nature of the its operations, the Company is subject to exposures resulting from changes in foreign exchange rates. Because the Company's products are manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States. A weaker dollar generally has a positive affect.

    It is not possible to estimate the full direct and indirect impact of foreign currency exchange rate changes; however, the direct impact on net sales and net earnings can be estimated. In 1999, the stronger U.S. dollar compared to European currencies decreased net sales by $2.9 million and net earnings by $0.7 million. Offsetting this loss was the positive impact of a weaker dollar compared to currencies in Japan, Australia, and Canada. The weaker dollar compared to the currencies of those countries increased translated sales by $1.9 million and net income by $0.8 million. During 1998, the generally stronger dollar reduced translated sales by $3.4 million and net income by $2.1 million.

    To offset a portion of the impact of exchange rate changes on net exposed assets in Australia, Canada and Japan, the Company entered into hedging contracts, primarily forward contracts to offset short-term exchange gains and losses. The Company maintains the policy of entering into foreign currency transactions only to the extent that actual exposures exist and does not enter into transactions for speculative purposes. The potential loss in fair value of foreign currency contracts outstanding as of December 31, 1999 from a 10 percent adverse change is not material.

Item 8—Financial Statements and Supplementary Data

Consolidated Statements of Earnings

	Years ended December 31
	1999	Percent	1998	Percent	1997	Percent
	(Dollars in thousands, except per share data)
Net sales	$429,407	100.0	$389,388	100.0	$372,428	100.0
Less:
Cost of sales	255,398	59.5	226,233	58.1	217,570	58.4
Selling and administrative expenses	136,076	31.7	125,806	32.3	118,770	31.9
Restructuring charges	6,671	1.5	—	—	—	—

Profit from operations	31,262	7.3	37,349	9.6	36,088	9.7
Other income and (expense):
Net foreign currency transaction gain (loss)	(174)	—	139	—	(306)	(.1)
Interest income	1,475.3		3,771	1.0	4,699	1.3
Interest expense	(2,572)	(.6)	(2,292)	(.6)	(2,021)	(.5)
Miscellaneous income (expense), net	595.1		125	—	(830)	(.2)

Total other income (expense)	(676)	(.2)	1,743.4		1,542.5

Profit before income taxes	30,586	7.1	39,092	10.0	37,630	10.1
Income tax expense	10,893	2.5	13,767	3.5	13,425	3.6

Net earnings	$19,693	4.6	$25,325	6.5	$24,205	6.5

Basic net earnings per share	$2.16		$2.67		$2.43

Diluted net earnings per share	$2.15		$2.67		$2.41

Diluted EPS before restructuring charges	$2.62		$2.67		$2.41

Consolidated Balance Sheets

	Years ended December 31
	1999	1998
	(Dollars in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,928	$17,693
Receivables:
Trade, less allowance for doubtful accounts ($4,293 in 1999 and $2,855 in 1998)	85,200	71,386
Installment accounts receivable, net of deferred income from sales finance charges and less allowance for doubtful accounts ($100 in 1999 and $101 in 1998)	2,090	4,153
Sundry	2,565	1,696

Net receivables	89,855	77,235
Inventories	47,753	46,162
Prepaid expenses	1,694	878
Deferred income taxes, current portion	10,863	8,900

Total current assets	165,093	150,868
Installment accounts receivable due after one year, net of deferred income from sales finance charges	967	2,843
Property, plant, and equipment, net of accumulated depreciation	66,306	66,640
Deferred income taxes, long-term portion	6,061	2,657
Intangible assets less accumulated amortization	18,486	15,631
Other assets	620	459

Total assets	$257,533	$239,098

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current debt	$12,902	$7,302
Accounts payable and accrued expenses	57,859	48,268
Income taxes payable	4,238	1,421

Total current liabilities	74,999	56,991
Long-term debt	16,003	23,038
Long-term employee-related benefits	30,616	27,802

Total liabilities	121,618	107,831
Shareholders' equity:
Preferred stock of $.02 par value per share authorized 1,000,000 shares none issued	—	—
Common stock of $.375 par value per share authorized 30,000,000; 8,989,480 and 9,122,960 issued and outstanding, respectively	3,371	3,421
Common stock subscribed	904	425
Unearned restricted shares	(843)	(307)
Retained earnings	144,694	136,730
Accumulated other comprehensive income	(2,453)	1,587
Receivable from ESOP	(9,758)	(10,589)

Total shareholders' equity	135,915	131,267

Total liabilities and shareholders' equity	$257,533	$239,098

Consolidated Statements of Cash Flows

	Years ended December 31
	1999	1998	1997
	(Dollars in thousands)
Cash flow related to operating activities:
Net earnings	$19,693	$25,325	$24,205
Adjustments to net earnings to arrive at operating cash flow:
Depreciation and amortization	18,667	17,550	17,468
Provision for bad debts	1,568	944	1,901
Provision for stock plans	1,030	1,357	1,608
(Gain) loss on sale of property, net	5	(442)	(716)
Deferred tax benefits	(1,767)	(1,961)	(2,391)
Increase (decrease) in receivables	(9,253)	4,077	(6,364)
Increase (decrease) in inventories	2,096	(5,369)	(6,614)
Increase (decrease) in accounts payable, accrued expenses and other long-term liabilities	1,292	3,278	8,281
Increase in long-term employee-related benefits	6,585	1,152	3,339
Increase (decrease) in income taxes payable	(1,171)	(3,476)	887
Decrease in other assets	435	337	386
Other, net	(860)	118	(98)

Net cash flow related to operating activities	38,320	42,890	41,892
Cash flow related to investing activities:
Acquisition of property, plant, and equipment	(18,313)	(23,389)	(20,621)
Acquisition of Sorma, net of cash received	(10,059)	—	—
Proceeds from disposals of property, plant, and equipment	2,312	6,168	4,197
Settlement of foreign currency hedging contracts	—	—	934

Net cash flow related to investing activities	(26,060)	(17,221)	(15,490)
Cash flow related to financing activities:
Net changes in short-term borrowings	1,434 (a)	6,468	150
Payments of long-term debt	(2,302)	(2,480)	(2,264)
Issuance of long-term debt	—	58	15
Long-term proceeds from transfer of leased assets	—	3,038	—
Principal payment from ESOP	660	599	546
Proceeds from employee stock issues	2,286	2,039	1,842
Purchase of common shares	(9,881)	(27,071)	(13,598)
Dividends paid	(6,862)	(6,941)	(7,125)

Net cash flow related to financing activities	(14,665)	(24,290)	(20,434)
Effect of exchange rate changes on cash	(360)	35	430

Net increase (decrease) in cash and cash equivalents	(2,765)	1,414	6,398
Cash and cash equivalents at beginning of year	17,693	16,279	9,881

Cash and cash equivalents at end of year	$14,928	$17,693	$16,279

(a)
Included in net changes in short-term borrowings are $3,067, $7,840 and $0, respectively for 1999, 1998, and 1997 of noncash transactions related to collateralized borrowings.

Consolidated Statements of Shareholders' Equity

	Years ended December 31
	1999		1998		1997
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands, except per share data)
Common stock
Beginning balance	9,122,960	$3,421	9,699,397	$3,637	9,965,437	$3,737
Issue stock for employee benefit plans and directors	149,119	56	100,135	38	132,154	49
Purchase of common shares	(282,599)	(106)	(676,572)	(254)	(398,194)	(149)

Ending balance	8,989,480	$3,371	9,122,960	$3,421	9,699,397	$3,637

Additional paid-in capital
Beginning balance		$—		$—		$3,547
Issue stock for employee benefit plans and directors		4,230		2,817		3,596
Purchase of common shares		(4,230)		(2,817)		(7,143)

Ending balance		$—		$—		$—

Common stock subscribed
Beginning balance	10,605	$425	12,191	$444	21,403	$703
Issue stock for employee benefit plans	(10,605)	(425)	(12,191)	(444)	(21,403)	(703)
Subscribed stock for employee benefit plans	27,607	904	10,605	425	12,191	444

Ending balance	27,607	$904	10,605	$425	12,191	$444

Unearned restricted shares
Beginning balance		$(307)		$(789)		$(440)
Restricted share activity, net		(536)		482		(349)

Ending balance		$(843)		$(307)		$(789)

Retained earnings
Beginning balance		$136,730		$141,656		$130,703
Net earnings		19,693		25,325		24,205
Dividends paid, $.76, $.74, and $.72, respectively, per common share		(6,862)		(6,941)		(7,125)
Purchase of common shares		(5,545)		(24,000)		(6,306)
Tax benefit on ESOP and stock plans		678		690		179

Ending balance		$144,694		$136,730		$141,656

Accumulated other comprehensive income(a)
Beginning balance		$1,587		$563		$2,877
Net change for year in translation adjustment		(4,040)		1,024		(2,769)
Gain on foreign currency hedges, net of income taxes of $0, $0, and $(279), respectively		—		—		455

Ending balance		$(2,453)		$1,587		$563

Receivable from ESOP
Beginning balance		$(10,589)		$(11,425)		$(12,267)
Principal payments		660		599		546
Shares allocated		171		237		296

Ending balance		$(9,758)		$(10,589)		$(11,425)

Total shareholders' equity		$135,915		$131,267		$134,086

The company had 30,000,000 authorized shares of common stock as of December 31, 1999, 1998, and 1997.
(a)Reconciliations of net earnings to comprehensive income are as follows:
Net earnings		$19,693		$25,325		$24,205
Comprehensive earnings adjustment for foreign currency, net of tax		(4,040)		1,024		(2,314)

Comprehensive earnings		$15,653		$26,349		$21,891

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Other Related Data

    Consolidation—The consolidated financial statements include the accounts of Tennant Company and its wholly owned subsidiaries, Castex, Incorporated, Tennant Holding B.V., and Tennant Import B.V. All material intercompany transactions and balances have been eliminated.

    Translation of non-U.S. currency—Foreign currency denominated assets and liabilities have been translated to U.S. dollars generally at year-end exchange rates, while income and expense items are translated at exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of shareholders' equity. Transaction gains or losses are included in current operations.

    Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Inventories—Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. Inventories would have been higher than reported, as is shown below, had they been valued using the first-in, first-out method of accounting, which approximates replacement cost.

  The composition of inventories at December 31 is as follows:

	1999	1998
	(In Thousands)
FIFO inventories:
Finished goods	$28,563	$32,895
Raw materials, parts and work-in-process	37,450	32,162

Total FIFO inventories	66,013	65,057
LIFO reserve	(18,260)	(18,895)

LIFO inventories	$47,753	$46,162

    Property, plant, and equipment—Property, plant, and equipment is carried at cost. Expenditures for improvements that add materially to the productive capacity or extend the useful life of an asset are capitalized. The Company depreciates buildings and improvements by the straight-line method over a 30-year life. Other property, plant, and equipment is depreciated using the straight-line method based on lives of 3 to 10 years.

    Pension and profit sharing plans—The Company has pension and profit sharing plans covering substantially all of its employees. Pension plan costs are accrued based on actuarial estimates with the pension cost funded annually.

    Postretirement benefits—The Company accounts for postretirement benefits under Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires an employer to recognize the cost of retiree health benefits over the employees' period of service.

    Reclassifications—Certain prior years' amounts have been reclassified to conform with the current year presentation.

    Warranty—The Company charges to current operations a provision, based on historical experience, for future warranty claims. Warranty terms on machines range from one to four years.

    Income taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    U.S. income taxes are not provided on undistributed earnings of international subsidiaries which are permanently reinvested. At December 31, 1999, earnings permanently reinvested in international subsidiaries not subject to a U.S. income tax provision were $17,077,000. If ever remitted to the Company in a taxable distribution, U.S. income taxes would be substantially offset by available foreign tax credits.

    Stock-based compensation—The Company accounts for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for stock option plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

    Cash equivalents—The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

    Revenue recognition—The Company recognizes revenue when title passes, which is usually upon shipment.

    Derivative financial instruments—The Company enters into forward exchange contracts principally to hedge the eventual dollar cash flow of foreign currency denominated transactions (principally British pound, Netherlands guilder, Australian dollar, Canadian dollar, and Japanese yen). Gains or losses on forward exchange contracts to hedge foreign currency denominated anticipated sales transactions and net exposed assets are recognized in income on a current basis over the term of the contracts. The Company has elected to treat certain forward exchange contracts as an economic hedge of its net investment in Tennant Holding B.V., a Netherlands-based subsidiary. Gains or losses on such contracts, net of related tax effect, are recognized on a current basis over the term of the contract and are reported as a separate component of shareholders' equity.

    Earnings per share—Basic earnings per share excludes dilution and is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes conversion shares consisting of stock options and performance-related shares.

    Intangible and long-lived assets—The Company periodically reviews its long-lived assets for indicators of impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets be assessed for impairment loss recognition when events or circumstances indicate that the carrying amount of the asset may not be recoverable.

    New accounting pronouncements—In 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133, which requires the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 is effective for all years beginning after June 15, 2000. The Company is in the process of determining what effect this pronouncement has on consolidated net earnings.

(2) Restructuring Charges

    The company recorded pre-tax charges totaling $6,671,000 during 1999, $3,078,000 and $3,593,000 in the third and fourth quarters, respectively. The charges pertained to management initiatives to restructure the main manufacturing organizations in North America and Europe. These changes will make those organizations more efficient and productive and reduce global infrastructure in our management and support of related inventories. These actions include closing several warehouses in North America and closing or reducing activities performed in several of the European sales and service facilities. Severance and early retirements also contributed to the charge. The result will be approximately 110 fewer positions in Europe and North America combined.The company is in the process of implementing the major strategic actions associated with this restructuring program, which is expected to be completed by the end of calendar 2000.

  Cash and noncash applications against the initial charges are as follows:

	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
	(In Thousands)
Initial charges	$4,593	$2,078	$6,671
Utilization:
Cash	(1,648)	—	(1,648)
Noncash	—	(234)	(234)

1999 year-end reserve balance	$2,945	$1,844	$4,789

    The above liabilities are included in accounts payable and accrued expenses.

(3) Investments as Lessor

    Through first quarter 1998, the Company leased floor maintenance equipment to customers under sales-type and operating leases. Noncancelable terms for sales-type leases ranged from six months to five years, and terms for operating leases range from one month to five years. All leases provide for minimum lease payments and require the lessees to pay executory costs. In 1998, the Company sold the portfolio to a third party with recourse and accordingly under SFAS 125 is required to report lease payments outstanding as an asset.

  Minimum future lease payments to be received during the years ended December 31 are as follows:

	Sales-Type Leases	Operating Leases
	(In Thousands)
2000	$2,334	$209
2001	759	34
2002	270	8
2003	11	—
2004	—	—

Total	$3,374	$251

(4) Property, Plant, and Equipment and Related Accumulated Depreciation

  Property, plant, and equipment and related accumulated depreciation at December 31 consist of the following:

	1999	1998
	(In Thousands)
Land	$3,633	$3,627
Buildings and improvements	28,392	28,212
Machinery and equipment	141,755	131,938
Construction in progress	1,913	5,738

Total property, plant, and equipment	175,693	169,515
Less accumulated depreciation	(109,387)	(102,875)

Net property, plant, and equipment	$66,306	$66,640

    Buildings and improvements include office, warehouse, or manufacturing facilities in suburban Minneapolis, Minnesota; Holland, Michigan; London, England; Salsburg, Austria; and Uden, The Netherlands.

(5) Intangible Assets

  At the end of 1999 and 1998, the gross and net amounts of intangible assets were:

	1999	1998
	(In Thousands)
Goodwill—gross	$24,048	$20,117
Less accumulated amortization	(5,710)	(4,567)

Good will—net	$18,338	$15,550

Other intangibles—gross	$1,510	$1,457
Less accumulated amortization	(1,362)	(1,377)

Other intangibles—net	$148	$80

Total intangible assets—gross	$25,558	$21,574
Less accumulated amortization	(7,072)	(5,944)

Total intangible assets—net	$18,486	$15,630

    Goodwill represents the excess of cost over net assets of businesses acquired. Intangible assets also includes purchased technology and patents. Goodwill and other intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 5 to 30 years.

(6) Short-Term Borrowings

  At the end of 1999 and 1998, current debt consisted of the following:

	1999	1998
	(In Thousands)
ST bank borrowings	$5,838	$47
Current portion of long-term debt	5,000	2,453
Collateralized borrowings and employee relocation mortgages	2,064	4,802

Total	$12,902	$7,302

    The weighted-average interest rates on the above short-term bank borrowings at December 31, 1999 and 1998, were 6.4% and 4.3%, respectively. This interest rate represents the weighted-average rate for the respective period and is calculated using the actual interest costs, exclusive of commitment fees, and month-end average outstanding debt.

    The Company has available lines of credit with banks in the amount of $24,093,000 which includes a $15,000,000 line of credit requiring the Company to pay .2% per year commitment fee on the line of credit. This fee is recorded by the Company as interest expense.

(7) Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses at December 31 consist of the following:

	1999	1998
	(In Thousands)
Trade accounts payable	$17,964	$15,719
Employee profit sharing	4,103	4,165
Wages, bonuses, and commissions	17,280	17,511
Taxes, other than income taxes	3,748	3,622
Restructuring reserve	4,789	—
Other	9,975	7,251

Total	$57,859	$48,268

(8) Fair Value of Financial Instruments

    The Company's short-term financial instruments are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to the short maturity of the instruments. The Company's foreign currency forward exchange contracts are valued at fair market value, which is the amount the Company would receive or pay to terminate the contracts at the reporting date. The fair market value of the Company's long-term debt approximates cost, based on the borrowing rates currently available to the Company for bank loans with similar terms and remaining maturities.

(9) Long-Term Debt

  Long-term debt at December 31 consists of the following:

	1999	1998
	(In Thousands)
Note at 8.09%, due in 2000	$—	$5,000
Collateralized loan at 9.6%, due in 2000	—	2,132
Notes at 8.56%, due in 2001	5,000	5,000
Collateralized loan at 9.6%, due in 2001	728	679
Collateralized loan at 9.6%, due in 2002	264	219
Note at 7.21%, due in 2003	5,000	5,000
Collateralized loan at 9.6%, due in 2003	11	8
Note at 7.84%, due in 2005	5,000	5,000

Total	$16,003	$23,038

    The notes were issued in 1994 and 1995 under an agreement the Company has with Prudential Insurance Company of America.

  The aggregate principal payments of long-term debt for the next five years and beyond are as follows:

(In Thousands)
2001	$5,728
2002	264
2003	5,011
2004	—
2005 and beyond	5,000

Total	$16,003

    During 1999, 1998, and 1997, the Company paid total long-term and short-term interest costs of $2,589,000, $2,280,000, and $2,019,000, respectively.

(10) Pensions and Postretirement Benefits

    The Company has a Defined Benefit Pension Plan (available to most U.S. employees). Plan benefits are based on the employee's years of service and compensation during the highest five consecutive years of service of the final ten years of employment. The Company's policy has been to fund this plan to the maximum allowed by ERISA rules. Contributions are intended to provide benefits attributed to service to date, and for service-related benefits expected to be earned in the future. Retirement benefits for eligible employees in foreign locations are funded principally through either annuity or government programs.

    The Company also provides certain health care benefits for substantially all of its U.S. retired employees. Eligibility for those benefits is based upon a combination of years of service with the Company and age upon retirement from the Company.

	Pension Benefits		Postretirement Medical Benefits
	1999	1998	1999	1998
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$23,316	$19,865	$12,103	$11,380
Service cost	2,375	1,851	399	365
Interest cost	1,609	1,326	784	731
Amendments	766	—	—	—
Actuarial loss/(gain)	(968)	503	(1,126)	13
Benefits paid	(316)	(229)	(360)	(386)

Benefit obligation at end of year	$26,782	$23,316	$11,800	$12,103

Change in plan assets:
Fair value of plan assets at beginning of year	$36,053	$23,872	$—	$—
Actual return on plan assets	19,198	12,408	—	—
Employer contribution	2	2	360	386
Benefits paid	(316)	(229)	(360)	(386)

Fair value of plan assets at end of year	$54,937	$36,053	$—	$—

Funded status	$28,155	$12,737	$(11,800)	$(12,103)
Unrecognized actuarial loss/(gain)	(37,356)	(19,892)	(429)	696
Unrecognized transition obligation/(asset)	(450)	(496)	—	—
Unrecognized prior service cost	257	346	—	—

Net amount recognized	$(9,394)	$(7,305)	$(12,229)	$(11,407)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(9,530)	$(7,377)	$(12,229)	$(11,407)
Intangible asset	99	72	—	—
Accumulated other comprehensive income	37	—	—	—

Net amount recognized	$(9,394)	$(7,305)	$(12,229)	$(11,407)

Weighted-average assumptions as of December 31:
Discount rate	7.50%	6.50%	7.50%	6.50%
Expected return on plan assets	10.50%	9.50%	—	—
Rate of compensation increase	6.00%	5.00%	—	—

    For purposes of determining the 1999 postretirement medical net periodic benefit cost, the weighted-average assumed annual rate of future increase in the per capita cost of covered health care benefits was 8.0% for 1999, declining gradually to 5.0% in 2024 and after. For purposes of determining the December 31, 1999, accumulated postretirement benefit obligation, the weighted-average assumed annual rate of future increases in the per capita cost of covered health care benefits was 9.0% for 2000, declining gradually to 6.0% in 2020 and after.

	Pension Benefits		Postretirement Medical Benefits
	1999	1998	1999	1998
	(In Thousands)
Service cost	$2,375	$1,852	$399	$365
Interest cost	1,609	1,326	784	731
Expected return on plan assets	(2,338)	(1,898)	—	—
Amortization of prior service cost	89	33	—	—
Amortization of transition obligation/(asset)	(46)	(46)	—	—
Recognized actuarial loss	(365)	(271)	—	—
Net periodic benefit cost	1,324	996	1,183	1,096

Restructuring charge	767	—	—	—

Total benefit cost	$2,091	$996	$1,183	$1,096

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $1,786,000, $1,358,000, and $0, respectively, as of December 31, 1999, and $1,466,000, $983,000, and $0, respectively, as of December 31, 1998.

    The health care trend rate assumption does not have a large impact on the plan's liabilities since the Company's liabilities are largely fixed dollar amounts in future years.

  To illustrate, a one-percentage-point change in assumed health care trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In Thousands)
Effect on total of service and interest cost components	$34	$(40)
Effect on postretirement benefit obligation	$333	$(343)

(11) Common and Preferred Stock and Additional Paid-in Capital

    The Company is authorized to issue an aggregate of 31,000,000 shares; 30,000,000 were designated as Common Stock, having a par value of $.375 per share, and 1,000,000 were designated as Preferred Stock, having a par value of $.02 per share. The Board of Directors is authorized to establish one or more series of Preferred Stock, setting forth the designation of each such series, and fixing the relative rights and preferences of each such series.

    On November 19, 1996, the Board of Directors approved a Shareholder Rights Plan allowing a dividend of one preferred share purchase Right for each outstanding Common Share of the par value of $.375 per share of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Series A Junior Participating Preferred Share of the par value of $.02 per share of the Company at a price of $100 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable or transferable apart from the common stock until the earlier of: (i) the close of business on the fifteenth day following a public announcement that a person or group of affiliated or associated persons has become an "Acquiring Person" (i.e., has become, subject to certain exceptions, the beneficial owner of 20% or more of the outstanding Common Shares), or (ii) the close of business on the fifteenth day following the commencement or public announcement of a tender offer or exchange offer the consummation of which would result in a person or group of affiliated or associated persons becoming, subject to certain exceptions, the beneficial owner of 20% or more of the outstanding Common Shares (or such later date as may be determined by the Board of Directors of the Company prior to a person or group of affiliated or associated persons becoming an Acquiring Person). At no time do the Rights have any voting power. The Rights may be redeemed by the Company for $.01 per right at any time prior to (and, in certain circumstances, within twenty days after) a person or group acquiring 20% or more of the common stock. The 20% thresholds do not apply to stock ownership by or on behalf of employee benefit plans. Under certain circumstances, the Board of Directors may exchange the Rights for the Company's common stock or reduce the 20% thresholds to not less than 10%. The Rights will expire on December 23, 2006, unless extended or earlier redeemed or exchanged by the Company.

(12) Costs and Expenses

    Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three years ended December 31, 1999, as follows:

	1999	1998	1997
	(In Thousands)
Engineering, research and development	$15,385	$14,224	$13,470
Maintenance and repairs	$5,899	$6,071	$5,856
Warranty	$6,478	$5,959	$4,981
Bad debts	$1,568	$944	$1,901

(13) Commitments

    The Company leases office and warehouse facilities, vehicles and office equipment under operating lease agreements which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2006 and generally provide for extension options. Rentals under the leasing agreements (exclusive of real estate taxes, insurance, and other expenses payable under the leases) amounted to $4,065,000, $2,863,000, and $3,273,000, in 1999, 1998, and 1997, respectively.

  The aggregate lease commitments with an initial term of one year or more at December 31, 1999, were $10,674,000 with minimum rentals for the periods as follows:

(In Thousands)
2000	$3,337
2001	2,750
2002	2,115
2003	1,517
2004	797
2005 and beyond	158

Total	$10,674

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Income Taxes

    In 1999, 1998, and 1997 the Company recognized tax benefits of $678,000, $690,000, and $179,000, respectively, relating to the Company's ESOP and stock plans and miscellaneous charges (credits) of $0, $0, and $279,000, respectively, by direct allocations to shareholders' equity.

  Income tax expense for the three years ended December 31, 1999, is as follows:

	Current	Deferred	Total
	(In Thousands)
1999
Federal	$11,065	$(1,615)	$9,450
Foreign	21	477	498
State	1,299	(354)	945

	$12,385	$(1,492)	$10,893

1998
Federal	$10,328	$(1,533)	$8,795
Foreign	3,998	(127)	3,871
State	1,402	(301)	1,101

	$15,728	$(1,961)	$13,767

1997
Federal	$10,868	$(1,702)	$9,166
Foreign	3,135	(35)	3,100
State	1,458	(299)	1,159

	$15,461	$(2,036)	$13,425

  Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	1999	1998	1997
	(In Thousands)
Tax at statutory rate	$10,705	$13,682	$13,171
Increases (decreases) in taxes from:
State and local taxes, net of federal benefit	614	715	754
Effect of foreign taxes	90	308	314
Research and development credit	(59)	(117)	(239)
Effect of foreign sales corporation	(628)	(708)	(668)
Other, net	171	(113)	93

Income tax expense	$10,893	$13,767	$13,425

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are presented below:

	1999	1998
	(In Thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986 and changes in inventory reserves	$1,827	$1,171
Employee wages and benefits, principally due to accruals for financial reporting purposes	16,125	14,250
Warranty reserves accrued for financial reporting purposes	1,000	918
Accounts receivable, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	922	252
Deferred loss, hedge of forward foreign exchange contracts and options	41	31
Other	1,382	1,013

Total deferred tax assets	$21,297	$17,635

Deferred tax liabilities:
Property, plant, and equipment, principally due to differences in depreciation and related gains	$3,397	$5,296
Goodwill	976	782

Total deferred tax liabilities	$4,373	$6,078

Net deferred tax assets	$16,924	$11,557

    The Company has determined that a valuation allowance for the deferred tax assets is not required since it is likely that they will be realized through future reversals of existing taxable temporary differences and future taxable income.

    Income taxes paid were $12,944,000, $18,513,000, and $14,839,000, in 1999, 1998, and 1997, respectively.

(15) Foreign Currency Contracts

    In 1997, the Company entered into several guilder forward exchange contracts for the purpose of hedging the net investment in Tennant Holding B.V., a Netherlands-based subsidiary. As of December 31, 1999, there were no outstanding guilder contracts. In 1999, 1998, and 1997, the Company recognized gains (losses), net of related tax effect, as a separate component of shareholders' equity of $0, $0, and $455,000, respectively.

    The Company entered into yen forward exchange contracts to hedge anticipated sales transactions. Gains and losses on these contracts are recognized in income on a current basis over the term of the contracts. As of December 31, 1999, there were no outstanding yen forward contracts. In 1999, 1998, and 1997, the Company recognized gains (losses) of $0, $(22,000), and $0, respectively.

    The Company also entered into forward exchange contracts to hedge net exposed assets in Australia, Canada, and Japan. As of December 31, 1999, the Company had three outstanding contracts totaling $5,195,000. These contracts will mature in 2000 and bear rates of .6458 U.S. dollars per

Australian dollar, 1.4510 Canadian dollars per U.S. dollar, and 101.20 Japanese yen per U.S. dollar. In 1999, 1998, and 1997, the Company recognized gains (losses) of $(217,000), $(91,000), and $715,000, respectively.

(16) Stock Plans, Bonuses, and Profit Sharing

    The Company has six plans under which stock-based compensation grants are provided annually. The 1992 Stock Incentive Plan ("1992 Plan"), 1995 Stock Incentive Plan ("1995 Plan"), 1998 Management Incentive Plan ("1998 Plan"), and 1999 Stock Incentive Plan ("1999 Plan") provide for stock-based compensation grants to executives and key employees of the Company. The 1993 Directors Restricted Plan ("1993 Plan") provides for the annual retainer in the form of restricted shares to the non-employee Directors of the Company. The 1997 Director's Option Plan ("1997 Plan") provides for stock option grants to non-employee Directors of the Company. The maximum number of shares that can be awarded under the respective plans is 500,000, 500,000, 100,000, 500,000, 50,000 and 150,000, respectively. The grant size under all plans is determined by the Compensation Committee of the Board of Directors.

    Restricted shares are granted annually and typically have a two- or three-year restriction period from the effective date of the grant. During the restricted period, the restricted shares may not be sold or transferred, but the shares entitle the participants to dividend and voting rights. In 1999, 1998, and 1997, respectively, 37,000, 12,000, and 28,000, restricted shares were granted. The weighted-average fair value of stock on the grant date was $36.97, $37.85, and $31.35 per share in 1999, 1998, and 1997, respectively.

    Under the 1992 Plan and the 1995 Plan, performance-related shares were granted annually and are payable if the Company achieves certain financial performance goals over each four-year period following the grants. In 1997, 34,000 performance shares were granted. The weighted-average fair value of stock on the grant date was $26.75 per share.

    Under the 1998 Plan, performance-related compensation grants were made and are payable in cash or shares. The awards earned are based on achievement of certain financial performance goals in 1999 and payout is over a three-year period following the award year. In 1999 and 1998, respectively, $1,501,000 and $1,154,000 in grants were made.

    Under the 1995 Plan, the 1997 Plan, and the 1999 Plan, 10-year fixed stock options are granted annually at a price equal to the stock's fair market value on the date of the grant. Options are exercisable on a cumulative basis at a rate of 25% per year.

  A summary of the status of the Company's stock option transactions during 1999, 1998 and 1997 is shown below:

	Shares	Weighted- Average Exercise Price
1999
Outstanding at beginning of year	452,600	$31.50
Granted	238,900	34.96
Exercised	(81,700)	24.55
Forfeited	(15,100)	34.30

Outstanding at end of year	594,700	$33.78

Exercisable at year-end	310,200	$33.13

1998
Outstanding at beginning of year	320,000	$25.95
Granted	208,300	37.63
Exercised	(73,200)	24.74
Forfeited	(2,500)	29.35

Outstanding at end of year	452,600	$31.50

Exercisable at year-end	116,100	$31.96

1997
Outstanding at beginning of year	183,800	$23.24
Granted	207,800	27.61
Exercised	(66,400)	23.64
Forfeited	(5,200)	25.46

Outstanding at end of year	320,000	$25.95

Exercisable at year-end	54,200	$27.50

    The weighted-average fair value of each option granted was $11.62, $8.35, and $6.11 in 1999, 1998, and 1997, respectively. At December 31, 1999, outstanding options had exercise prices between $22.00 and $43.50 per share and a weighted-average contractual life of 7.7 years.

    The Company has adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with SFASNo. 123, the fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the 1999, 1998, and 1997 grants, respectively: dividend yield of 2.2%, 2.0% and 2.6%; expected volatility of 39%, 19%, and 19%; risk-free interest rates of 5.2% 5.5%, and 6.2%; and expected life of option of five years. In 1999, 1998, and 1997, respectively, expenses of $2,523,000, $5,557,000, and $6,192,000, were charged to operations for restricted and performance-related awards. Had stock-based compensation cost, determined consistent with the provisions of SFAS No. 123, been charged to the Company's net earnings, net earnings per share would have been reduced to the pro forma amounts indicated below.

  (dollars in thousands, except per share amounts):

	1999	1998	1997
Net earnings—as reported	$19,693	$25,325	$24,205
Net earnings—pro forma	$18,173	$24,511	$23,798
Diluted net earnings per share—as reported	$2.15	$2.67	$2.41
Diluted net earnings per share—pro forma	$1.99	$2.58	$2.37

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts, because additional awards in future years are anticipated.

    The Company also has a matching contribution program available to all employees who make 401(k) contributions. Under this program, the Company makes matching contributions up to a maximum of 4% of an employee's earnings. Employee contributions invested in Company common stock are matched at the rate of 35%, and contributions not invested in Company common stock are matched at the rate of 15%. Expenses related to matching contributions were $842,000, $828,000, and $689,000, in 1999, 1998, and 1997, respectively.

    During 1990, the Company established a leveraged Employee Stock Ownership Plan (ESOP) by amending its Profit Sharing Plan to add ESOP features. The ESOP covers substantially all domestic employees following completion of one year of service. The shares required for the Company's matching contribution program, as well as the Company's Profit Sharing Plan, are provided principally by the Company's ESOP, supplemented as needed by newly issued shares. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees who made 401(k) contributions that year, as well as to profit sharing participants, based on the proportion of debt service paid in the year. The Company accounts for the ESOP in accordance with EITF Issue 89-8, Expense Recognition for Employee Stock Ownership Plans. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Company reports compensation expense equal to the cost of the shares to ESOP. ESOP shares are considered outstanding in EPS computations, and dividends on allocated and unallocated shares are recorded as a reduction of retained earnings.

    The Company's cash contribution to the ESOP during 1999, 1998, and 1997 was $1,225,000, $1,241,000, and $1,263,000, respectively. Accrued expenses in excess of benefits provided to employees through the ESOP, which were charged to miscellaneous expense, were $468,000, ($292,000), and $138,000, in 1999, 1998, and 1997, respectively. Interest earned and received on the Company loan to the ESOP was $1,372,000, $1,437,000, and $1,496,000, in 1999, 1998, and 1997, respectively. Dividends on the Company shares held by the ESOP used for debt service were $799,000, $797,000, and $787,000, in 1999, 1998, and 1997, respectively. At December 31, 1999, the ESOP indebtedness to the Company, which bears an interest rate of 10.05% and is due December 31, 2009, was $13,492,000.

  The ESOP shares as of December 31 were as follows:

	1999	1998	1997
Allocated shares	430,923	378,166	329,324
Shares released for allocation	37,988	41,052	40,241
Unreleased shares	500,155	549,848	599,501
Total ESOP shares	969,066	969,066	969,066

    For the years ended December 31, 1999, 1998, and 1997, the Company charged to operations $10,396,000, $13,657,000, and $13,591,000, respectively, for expense of all stock, bonus, and profit sharing plans.

(17) Earnings Per Share

    Basic and diluted earnings per share for the three years ended December 31, 1999, are as follows:

  (In Thousands, except per share amounts)

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the Year Ended 1999
Basic earnings per share	$19,693	9,097	$2.16
Effect of dilutive securities:
Fixed stock options		35
Performance-related shares		8

Diluted earnings per share	$19,693	9,140	$2.15

For the Year Ended 1998
Basic earnings per share	$25,325	9,471	$2.67
Effect of dilutive securities:
Fixed stock options		29

Diluted earnings per share	$25,325	9,500	$2.67

For the Year Ended 1997
Basic earnings per share	$24,205	9,954	$2.43
Effect of dilutive securities:
Fixed stock options		35
Performance-related shares		43

Diluted earnings per share	$24,205	10,032	$2.41

(18) Segment Reporting

    The Company operates in one industry segment which consists of the design, manufacture, and sale of products and services used in the maintenance of nonresidential floors.

    Financial data by geographic area is before interest expense and elimination of intercompany transactions. North America sales include sales in the United States, Canada and Mexico. Sales in Canada and Mexico comprise less than 10% of consolidated sales and are interrelated with the Company's U.S. operations. Product transfers from North America are generally made at prices that recognize return on investment objectives for both the Manufacturing and selling units. Corporate items include general corporate expense and miscellaneous items such as net ESOP income and foundation contribution expense. Corporate assets consist primarily of Company cash and cash equivalents.

	1999	1998	1997
	(In Thousands)
Net sales
North America
Customer sales	$311,746	$293,992	$275,834
Transfers to Europe and other international areas	58,965	51,163	51,231

Total North America	$370,711	$345,155	$327,065
Europe customer sales	82,234	63,048	57,387
Other international customer sales	35,427	32,348	39,207
Eliminations	(58,965)	(51,163)	(51,231)

Total	$429,407	$389,388	$372,428

Profit before income taxes
North America	$30,170	$30,061	$34,029
Europe	518	6,603	5,168
Other international	2,989	5,155	1,687
Corporate items, interest income, interest expense, and eliminations	(3,091)	(2,727)	(3,254)

Total	$30,586	$39,092	$37,630

Total assets
Identifiable assets
North America	$177,382	$172,748	$176,284
Europe	51,107	41,100	37,842
Other international	14,116	11,428	7,898
Corporate assets and eliminations	14,928	13,822	11,846

Total	$257,533	$239,098	$233,870

(19) Acquisition

    On January 4, 1999, the Company acquired the shares and holdings in associated businesses of Paul Andra KG, a privately owned manufacture of commercial floor maintenance equipment in Germany, for an aggregate consideration of $10,059,000. Paul Andra KG products are principally under the Sorma brand name, including single disk machines, wet/dry vacuum cleaners and vacuumized scrubbers. Sales for 1999 and 1998 of the acquired business were approximately $21.5 million and $27.0 million, respectively. The $21.5 million represents eleven months as European entities are consolidated based on a November 30 year-end.

    The purchase price was allocated to the acquired assets and assumed obligations based on their fair market values. The purchase price and related acquisition costs exceeded fair market values by approximately $4.5 million. This amount has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The transaction has been accounted for using the purchase method of accounting, and as such, the Company's 1999 results of operations include PaulAndra KG businesses results since the acquisition date. This acquisition did not have a material impact on operations.

(20) Consolidated Quarterly Data* (Unaudited)

(In Thousands, except per share amounts)

		Net Sales			Gross Profit
Quarter	1999	1998	% change	1999	1998	% change
First	$99,715	$88,721	12	$40,564	$37,276	9
Second	$106,410	$99,220	7	$42,945	$42,054	2
Third	$104,287	$96,116	9	$41,303	$40,652	2
Fourth	$118,995	$105,331	13	$49,197	$45,817	7

Year	$429,407	$389,388	10	$174,009	$165,799	5

			Net Earnings		Diluted Earnings Per Share
Quarter	1999		1998	% change	1999	1998	% change
First	$4,886		$5,243	(7)	$.53	$.54
Second	$5,984		$6,718	(11)	$.66	$.70
Third	$3,155	**	$6,308	(50)	$.35	$.67
Fourth	$5,668	**	$7,056	(20)	$.61	$.76

Year	$19,693		$25,325	(22)	$2.15	$2.67

*
Regular quarterly dividends aggregated $.76 per share in 1999 ($.19 per share for all quarters) and $.74 per share in 1998 ($.18 per share for the first two quarters and $.19 per share for the last two quarters).

**
Includes restructuring charges of $3,078 in the third quarter and $3,593 in the fourth quarter.

MANAGEMENT'S REPORT

    The Company's management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for the three years ended December 31, 1999, have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed.

    In meeting its responsibility for the reliability of the financial statements, management relies on a system of internal accounting control. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. The design of this system recognizes that errors or irregularities may occur and that estimates and judgments are required to assess the relative cost and expected benefits of the controls. Management believes that the Company's accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period.

    The Audit Committee of the Board of Directors, which is comprised solely of Directors who are not employees of the Company, is responsible for monitoring the Company's accounting and reporting practices. The Audit Committee meets periodically with management and the independent auditors to discuss internal accounting control, auditing, and financial reporting matters.

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Tennant Company:

    We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                      /s/ KPMG LLP

Minneapolis, Minnesota
February 7, 2000

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

    Part III is included in the Tennant Company 2000 Proxy (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 13—"Certain Relationships and Related Transactions," of which there were none, and Item 10—"Directors and Executive Officers of the Registrant" as it relates to executive officers. Identification of executive officers is included in Part I of this Form 10-K Annual Report.

PART IV

Item 14—Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

A. The following documents are filed as a part of this report:

1.
Financial Statement Schedules

    Schedule II—Valuation and Qualifying Accounts

(Dollars in Thousands)

Allowance for doubtful accounts	Balance at beginning of Year	Additions charge to costs and expenses	Deductions from reserves(1)	Balance at end of year
Year ended December 31, 1999	2,956	1,568	131	4,393
Year ended December 31, 1998	3,302	944	1,290	2,956
Year ended December 31, 1997	2,506	1,901	1,105	3,302
(1)
Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.

Warranty reserves	Balance at beginning of Year	Additions charge to costs and expenses	Deductions from reserves	Balance at end of year
Year ended December 31, 1999	2,903	5,439	5,120	3,222
Year ended December 31, 1998	2,915	5,062	5,074	2,903
Year ended December 31, 1997	2,419	4,358	3,863	2,915

Reserve for inventory obsolescence	Balance at beginning of Year	Additions charge to costs and expenses	Deductions from reserves	Balance at end of year
Year ended December 31, 1999	2,815	1,313	1,945	2,183
Year ended December 31, 1998	1,197	2,502	884	2,815
Year ended December 31, 1997	2,437	1,027	2,267	1,197

    All other schedules are omitted as the required information is inapplicable or because the required information is presented in the Consolidated Financial Statements in the Tennant Company 1999 Annual Report to Shareholders.

2.
Exhibits

Item #	Description	Method of Filing
3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
3ii	By-Laws	Filed herewith electronically.
10.1	Tennant Company 1988 Stock Incentive Plan	Incorporated by reference to Exhibit b.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.2	Tennant Company 1992 Stock Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-59054, Form S-8 dated March 2, 1993.
10.3	Tennant Company Restricted Stock Plan for Nonemployee Directors	Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement No. 33-59054, Form S-8, dated March 2, 1993.
10.4	Tennant Company 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
10.5	Tennant Company Restricted Stock Plan for Nonemployee Directors as amended and restated effective January 1, 1995	Incorporated by reference to Exhibit 10.2 to the, Company's 1995 Second Quarter 10-Q filing dated August 8, 1995.
10.6	Tennant Company Excess Benefit Plan, as amended and restated effective January 1, 1994	Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
10.7	Management Agreement with Steven K. Weeks dated November 19, 1996	Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.8	Management Agreement with Tom Vander Bie dated November 19, 1996	Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.9	Management Agreement with Richard M. Adams dated December 10, 1993	Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.10	Management Agreement with Janet M. Dolan dated June 21, 1989	Incorporated by reference to Exhibit b.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.11	1993 Amendment to Management Agreement with Janet M. Dolan dated December 10, 1993	Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.12	Management Agreement with Roger L. Hale dated March 10, 1987	Incorporated by reference to Exhibit b.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.13	Amendment to Management Agreement with Roger L. Hale dated June 21, 1989	Incorporated by reference to Exhibit b.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.14	1993 Amendment to Management Agreement with Roger L. Hale dated December 10, 1993	Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.15	Management Agreement with Douglas R. Hoelscher dated March 10, 1987	Incorporated by reference to Exhibit b.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.16	Amendment to Management Agreement with Douglas R. Hoelscher dated June 21, 1989	Incorporated by reference to Exhibit b.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.17	1993 Amendment to Management Agreement with Douglas R. Hoelscher dated December 10, 1993	Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.18	Management Agreement with Keith D. Payden dated December 10, 1993	Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.19	Management Agreement with William R. Strang dated December 10, 1993	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.20	Asset Purchase Agreement dated January 27, 1994, between Tennant Company, Castex Industries, Inc., Wayne Investment Corp. and Wayne A. Streuer	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 15, 1994.
10.21	Management Agreement with James H. Moar dated July 13, 1998	Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.22	Management Agreement with Thomas J. Dybsky dated September 28, 1998	Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.23	Tennant Company Non-Employee Director Stock Option Plan	Incorporated by reference to the Company's Registration Statement No. 333-28641, Form S-8 dated June 6, 1997.
10.24	Tennant Company 1998 Management Incentive Plan	Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.25	Management Agreement with John T. Pain dated October 1, 1998.	Incorporated by reference to Exhibit 10iii.1 to the Company's 10-Q Quarterly Report dated September 30, 1999.
10.26	Management Agreement with Janet Dolan dated April 5, 1999.	Incorporated by reference to Exhibit 10iii.2 to the Company's 10-Q Quarterly Report dated September 30, 1999.
10.27	Management Agreement with James J. Seifert dated July 12, 1999.	Incorporated by reference to Exhibit 10iii.3 to the Company's 10-Q Quarterly Report dated September 30, 1999.
10.28	Tennant Company 1999 Stock Incentive Plan.	Incorporated by reference to the Company's Registration Statement No. 333-80589 Form S-8 dated June 14, 1999.

10.29	Castex Incorporated Employees' Retirement Plan	Incorporated by reference to the Company's Registration Statement No. 333-51531 Form S-8 dated May 1, 1998.
10.30	Tennant Company Profit Sharing Plan	Incorporated by reference to the Company's Registration Statement No. 2-86844 Form S-8 dated September 29, 1983.
10.31	Tennant Company Profit Sharing Plan Amendment No. 1	Incorporated by reference to the Company's Registration Statement No. 2-86844 Form S-8 dated January 27, 1986.
10.32	Tennant Company Profit Sharing Plan Amendment No. 2	Incorporated by reference to the Company's Registration Statement No. 2-86844 Form S-8 dated October 6, 1987.
21.1	Subsidiaries of the Registrant
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
23.1	Independent Auditors' Report and Consent	Filed herewith electronically.

27.1	Financial Data Schedule	Filed herewith electronically.

B. Reports on Form 8-K

    A Form 8-K was filed on December 9, 1999, reporting an amendment to the Shareholder Rights Plan dated November 19, 1996.

CROSS REFERENCE

Form 10-K	Referenced	Location
Part III, Item 10—Directors and Executive Officers of the Registrant	2000 Proxy	Pages 4 to 7
Part III, Item 11—Executive Compensation	2000 Proxy	Pages 8 to 15
Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management	2000 Proxy	Pages 2 and 3

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY

Name	Title	Date

/s/ JANET M. DOLAN Janet M. Dolan	President, CEO and Board of Directors	March 10, 2000
/s/ JAMES H. MOAR James H. Moar	COO	March 10, 2000
/s/ JOHN T. PAIN John T. Pain	Vice President, Treasurer and Chief Financial Officer	March 10, 2000
/s/ DEAN A. NIEHUS Dean A. Niehus	Corporate Controller and Principal Accounting Officer	March 10, 2000
/s/ ARTHUR D. COLLINS, JR. Arthur D. Collins, Jr.	Board of Directors	March 10, 2000
/s/ DAVID C. COX David C. Cox	Board of Directors	March 10, 2000
/s/ ANDREW CZAJKOWSKI Andrew Czajkowski	Board of Directors	March 10, 2000
/s/ PAMELA K. KNOUS Pamela K. Knous	Board of Directors	March 10, 2000
William I. Miller	Board of Directors	March 10, 2000
/s/ EDWIN L. RUSSELL Edwin L. Russell	Board of Directors	March 10, 2000
/s/ FRANK L. SIMS Frank L. Sims	Board of Directors	March 10, 2000

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TENNANT COMPANY 1999 ANNUAL REPORT Form 10-K (Pursuant to Securities Exchange Act of 1934)
Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Equity
PART III
PART IV
CROSS REFERENCE
SIGNATURES