Form 10-K405/A
period 1999-12-31
TENNANT CO
filed 2000-03-29
CIK 97134

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

  Minimum future lease payments to be received during the years ended December 31 are as follows:

	Sales-Type Leases	Operating Leases
	(In Thousands)
2000	$2,334	$209
2001	759	34
2002	270	8
2003	11	—
2004	—	—

Total	$3,374	$251

    The Company's investment in equipment related to operating leases as of December 31 is as follows:

	1999	1998
	(In Thousands)
Cost	$1,500	$1,372
Less accumulated depreciation	(1,183)	(1,031)

Net investment	$367	$341

    The Company's net investment in sales-type leases at December 31 is as follows:

	1999	1998
	(In Thousands)
Minimum lease payments receivable	$3,374	$7,645
Less allowance for doubtful accounts	(100)	(101)

Net minimum lease payments receivable	3,274	7,544
Less deferred income	(450)	(1,452)

Net investment in sales-type leases	$2,824	$6,092

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE