Form 10-K405/A
period 1999-12-31
TENNANT CO
filed 2000-04-10
CIK 97134

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

Steven K. Weeks, Vice President

  Steven K. Weeks (44) joined the Company in 1984. He was named Manager, Global New Business and Marketing Development in 1993; Director of Marketing in 1994; Vice President, Customer Solutions in 1996; and Vice President, Global Marketing in 1999.

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

4

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE