Form 10-Q
period 2000-03-31
TENNANT CO
filed 2000-05-15
CIK 97134

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000
Commission File No. 04804

TENNANT COMPANY

Incorporated in Minnesota	IRS Emp Id No. 410572550

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota 55440
Telephone No. 763-540-1200

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of Registrant's common stock, par value $.375 on March 31, 2000, was 9,042,993.

TENNANT COMPANY

Quarterly Report—Form 10-Q

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31
	2000	1999
Net sales	$108.4	$99.7
Less:
Cost of sales	64.4	59.2
Selling and administrative expenses	35.4	32.7

Profit from operations	8.6	7.8
Interest income (expense), net	0.1	0.2
Other income (expense)	(0.1)	(0.4)

Earnings before income taxes	8.6	7.6
Income tax expense	3.1	2.7

Net earnings	$5.5	$4.9

Per Share:
Basic net earnings	$.60	$.53
Diluted net earnings	$.60	$.53
Dividends	$.19	$.19
Weighted Average Number of Shares:
Basic	9.14	9.17
Diluted	9.16	9.21

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report—Form 10-Q

CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited) March 31, 2000	(Condensed from Audited Financial Statements) December 31, 1999
ASSETS
Cash and cash equivalents	$4.7	$14.9
Receivables	93.0	94.2
Less allowance for doubtful accounts	(4.6)	(4.3)

Net receivables	88.4	89.9
Inventories	51.7	47.7
Prepaid expenses	1.8	1.7
Deferred income taxes, current portion	10.9	10.9

Total current assets	157.5	165.1
Property, plant and equipment	177.4	175.7
Less accumulated depreciation	(112.3)	(109.4)

Net property, plant and equipment	65.1	66.3
Net noncurrent installment accounts receivable	0.7	1.0
Deferred income taxes, long-term portion	6.2	6.0
Intangible assets, net	19.0	18.5
Other assets	0.4	0.6

Total assets	$248.9	$257.5

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Current debt	$6.5	$12.9
Accounts payable	18.8	19.8
Accrued expenses	37.2	42.3

Total current liabilities	62.5	75.0
Long-term debt	15.7	16.0
Long-term employee related benefits	31.1	30.6

Total liabilities	109.3	121.6
SHAREHOLDERS' EQUITY
Common stock	3.4	3.4
Common stock subscribed	0.2	0.9
Unearned restricted shares	(1.4)	(0.8)
Retained earnings	150.2	144.7
Accumulated other comprehensive income (equity adjustment from foreign currency translation)	(3.8)	(2.5)
Receivable from ESOP	(9.0)	(9.8)

Total shareholders' equity	139.6	135.9

Total liabilities and shareholders' equity	$248.9	$257.5

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report—Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF
CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31
	2000	1999
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$5.5	$4.9
Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	4.5	4.5
Changes in operating assets and liabilities	(7.7)	(1.4)
Other, net	0.2	(0.6)

Net cash flows related to operating activities	2.5	7.4
CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3.4)	(4.7)
Acquisition of Paul Andra KG, net of cash acquired	—	(6.9)
Proceeds from disposals of property, plant and equipment	0.1	0.3
Other	(1.0)	—

Net cash flows related to investing activities	(4.3)	(11.3)
CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(1.5)	(2.1)
Issuance (payments) of long-term borrowings	(5.0)	1.4
Proceeds from employee stock issuances	0.3	0.5
Purchases of common stock	(1.4)	(4.2)
Dividends to shareholders	(1.7)	(1.7)
Principal payment from ESOP	0.7	0.6

Net cash flows related to financing activities	(8.6)	(5.5)
Effect of exchange rates on cash	0.2	(0.2)

Net increase (decrease) in cash and cash equivalents	(10.2)	(9.6)
Cash and cash equivalents at beginning of year	14.9	17.7

Cash and cash equivalents at end of period	$4.7	$8.1

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report—Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
In the Company's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of March 31, 2000, and the results of its operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

(2)
Expenses

  Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three months ended March 31, 2000 and 1999, as follows:

	Three Months Ended March 31
(In millions)	2000	1999
Engineering, research and development	$3.7	$3.7

Maintenance and repairs	$1.3	$1.4

Warranty	$1.8	$1.4

Bad debt	$0.4	$0.3

  The Company records accruals on a quarterly basis for bonus and profit sharing expenses which are settled after year end. This allows for a fair statement of the results for the interim periods presented.

(3)
Inventories

  Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at March 31, 2000, and December 31, 1999, was as follows:

(In millions)	March 31, 2000	December 31, 1999
FIFO Inventories:
Finished goods	$32.6	$28.6
Raw materials, parts and work-in-process	38.8	37.4
LIFO reserve	(19.7)	(18.3)

LIFO inventories	$51.7	$47.7

(4)
Supplemental Cash Flow Information

  Income taxes paid during the three months ended March 31, 2000 and 1999 were $1.0 million and $1.3 million, respectively. Interest costs paid during the three months ended March 31, 2000 and 1999 were $0.5 million and $0.6 million, respectively.

(5)
Comprehensive Income

  The Company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Comprehensive income is comprised of net earnings and other comprehensive income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments. Total comprehensive income and its components are as follows:

	Three Months Ended March 31
(In millions)	2000	1999
Net earnings	$5.5	$4.9
Foreign currency translation adjustment, net of tax	(1.3)	(1.6)

Comprehensive income	$4.2	$3.3

(6)
Earnings Per Share Computation

  (In millions, except per share amounts)

	Three Months Ended March 31, 2000
	Income Available to Common Shareholders	Shares	Per Share Amount
Basic EPS Computation	$5.5	9.14	$.60

Dilutive effect of stock options		.02

Diluted EPS Computation	$5.5	9.16	$.60

	Three Months Ended March 31, 1999
	Income Available to Common Shareholders	Shares	Per Share Amount
Basic EPS Computation	$4.9	9.17	$.53

Dilutive effect of stock options		.04

Diluted EPS Computation	$4.9	9.21	$.53

(7)
Segment Reporting

  The Company operates in one industry segment which consists of the design, manufacture, and sale of products and services used in the maintenance of nonresidential floors.

	Three Months Ended March 31,
(In millions)	2000	1999(b)
Geographical Net Sales(a)
North America	$76.7	$70.9
Europe	20.3	18.7
Other International	11.4	10.1

Total	$108.4	$99.7

  (a)
  Net of intercompany sales.

  (b)
  1999 sales in Mexico have been reclassified from North America to Other International to conform with 2000 presentation.

(8)
New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted for fiscal years beginning after June 15, 1999, although earlier application is permitted as of the beginning of any fiscal quarter. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, which defers the effective date of SFAS No. 133 to quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of determining what effect the adoption of SFAS No. 133 will have on the Company's results of operations, cash flows and financial position.

TENNANT COMPANY
Quarterly Report—Form 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Net earnings in the first quarter ended March 31, 2000 were $5.5 million compared with $4.9 million in the first quarter of 1999, an increase of 12.2%. Diluted net earnings per share for the quarter were $0.60, an increase of 13.2% from the previous years' first quarter of $0.53 per share.

    The increase in net earnings and earnings per share were primarily as a result of higher sales volumes across all geographic regions, partially offset by the unfavorable translation effect of a strong U.S. dollar, which decreased diluted earnings per share by $.03 compared with the 1999 first quarter. Net sales of $108.4 million for the first quarter 2000 increased 8.7% over the first quarter 1999 sales of $ 99.7 million. Sales increased in all three geographic regions in the quarter despite the unfavorable effects of a strong U.S. dollar, as the company benefited from recoveries in regional economies and market share gains in key product categories. Excluding the unfavorable foreign exchange impact, net sales in the 2000 first quarter increased 11% from the 1999 first quarter. Pricing of products is estimated to have less than a 1% effect on the year-over-year net sales comparison.

    North American sales for the quarter were $76.7 million, 8.2% greater than the first quarter 1999 sales of $70.9 million. The increase was primarily due to higher volumes in industrial indoor products and equipment for outdoor cleaning.

    In Europe, strengthening economies combined with market share gains produced an 8.6% increase in sales to $20.3 million from $18.7 million in the first quarter 1999. Excluding incremental year-over-year contributions from the Paul Andra KG acquisition completed in January 1999 and negative foreign currency exchange effects, first quarter 2000 sales in Europe were 15% above the first quarter 1999 level.

    In other international, first quarter sales grew 12.9% to $11.4 million from $10.1 million in the first quarter 1999. The increase was primarily a result of recoveries in certain Latin American and Asian economies.

    Orders for the first quarter ended March 31, 2000 were up 12% overall from the first quarter of 1999, with double-digit growth in all three geographic regions. The growth is due largely to the reasons identified above, including strong or improving economies where the Company does business. Order backlog at quarter end totaled $20 million, up from $12 million at March 31, 1999 and approximately $8.5 million at December 31, 1999.

    First quarter gross profit was $44.0 million compared with $40.5 million in the first quarter of 1999. As a percentage of sales, gross profit for the first quarter in both periods was 40.6%. Manufacturing variances year-over-year were comparable. Favorable product-mix, purchase price variance and other efficiencies offset the unfavorable effects of foreign exchange translation and higher selling price discounts as a percentage of gross sales year-over-year.

    Selling and administrative expenses (S&A) increased 8.3% to $35.4 million from $32.7 million in the first quarter of 1999. As a percent of sales, S&A decreased slightly from 32.8% a year ago to 32.7% for the 2000 first quarter. The increased expenses were primarily due to increased sales levels, related distribution expenses, a decrease in the amount of capitalized software and increased warranty and employee-benefit expenses.

    Interest income and expense, net, was income of $.1 million in the first quarter compared with $.2 million the 1999 first quarter. In 1998, the Company sold with recourse to a third party its product financing lease portfolio and reports interest income and interest expense on the portfolio. The principal balance of the portfolio is declining over time. Reduced interest income of $.2 million earned on this portfolio was partially offset by a $.1 million decrease in interest expense.

    Other income and expense was $.1 million expense compared with $.4 million in the same period in 1999. Lower ESOP-related expense and a reduction from 1999 first quarter foreign currency losses resulted in the improvement year-over-year.

    The effective tax rate for the Company's 2000 first quarter was 36% compared with a 35.5% in the first quarter of 1999.

Financial Condition

    The Company generated $2.5 million of cash and cash equivalents from operations for the three-month period ended March 31, 2000 compared with $7.4 million for the same period a year ago. Operating cash flows decreased primarily due to the increase in inventory levels from year-end levels and a decline in accrued expenses. During the 2000 first quarter, the Company repaid $5 million of long-term debt. First quarter 1999 included a $6.9 million cash outlay related to the acquisition of Paul Andra KG. The total cash paid was $10.1 million with the remainder of $3.2 million paid in the fourth quarter of 1999.

    The ratio of total debt to capital decreased to 13.7% at the end of first quarter from 17.5% at the end of 1999. The Company believes that the combination of internally generated funds and available financing sources are more than sufficient to meet the Company's cash requirements for the next year.

Market Risk

    The Company's market risk includes the risk of adverse changes in foreign currency exchange rates. Foreign exchange effects of a strong U.S. dollar reduced diluted earnings per share by approximately $.03 for the first quarter 2000. Unfavorable foreign exchange impacts of the euro, Australian dollar and British pound sterling contributed to the unfavorable first quarter 2000 effect. At exchange rates in effect at March 31, 2000, further unfavorable effects would be expected in the remainder of 2000, compared with prior year results. The Company uses forward exchange contracts to hedge net exposed assets in Australia, Canada and Japan.

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

Cautionary Statement Relevant to Forward-Looking Information

    This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company and its representatives may from time-to-time make written and oral forward-looking statements. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors. These include factors that affect all businesses operating in a global market as well as matters specific to the company and the markets it serves. Particular risks and uncertainties currently facing Tennant include: the ability to implement its plan to increase worldwide manufacturing efficiencies; political and economic uncertainty throughout the world; inflationary pressures; the potential for increased competition in the company's businesses from competitors that have substantial financial resources; the potential for soft markets in certain regions, including North America, Asia, Latin America and Europe; the relative strength of the U.S. dollar, which affects the cost of the company's products sold internationally; the ability to successfully implement the SAP enterprise resource planning system; and the company's plan for growth. For additional information about factors that could materially affect Tennant's results, please see the company's Securities and Exchange Commission filings including its report on Form 10-K for the year ended December 31, 1999.

TENNANT COMPANY
Quarterly Report—Form 10-Q

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

Item #	Description	Method of Filing
3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
3ii	By-Laws	Incorporated by reference to Exhibit 3ii to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
27.1	Financial Data Schedule	Filed herewith electronically.

(b) Reports on Form 8-K

    There were no reports filed on Form 8-K for the quarter ended March 31, 2000

TENNANT COMPANY
Quarterly Report—Form 10-Q

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY
Date:	May 15, 2000	/s/ JANET DOLAN JANET DOLAN President and Chief Executive Officer
Date:	May 15, 2000	/s/ ANTHONY T. BRAUSEN ANTHONY T. BRAUSEN Vice President and Chief Financial Officer
Date:	May 15, 2000	/s/ DEAN A. NIEHUS DEAN A. NIEHUS Corporate Controller and Principal Accounting Officer

QuickLinks

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited) (in millions, except per share amounts)
CONSOLIDATED BALANCE SHEETS (in millions)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES