Form 10-Q
period 2000-06-30
TENNANT CO
filed 2000-08-14
CIK 97134

 QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2000

Commission File No. 04804

TENNANT COMPANY

Incorporated in Minnesota	IRS Emp Id No. 410572550

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota 55440
Telephone No. 763-540-1200

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of Registrant's common stock, par value $.375 on June 30, 2000, was 9,033,690.

TENNANT COMPANY

Quarterly Report—Form 10-Q

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Net sales	$115.1	$106.4	$223.5	$206.1
Less:
Cost of sales	68.4	63.4	132.8	122.6
Selling and administrative expenses	34.6	33.6	70.0	66.3

Profit from operations	12.1	9.4	20.7	17.2
Interest income (expense), net	—	(0.1)	0.1	0.1
Other income (expense)	(0.2)	—	(0.3)	(0.4)

Earnings before income taxes	11.9	9.3	20.5	16.9
Income tax expense	4.3	3.3	7.4	6.0

Net earnings	$7.6	$6.0	$13.1	$10.9

Per Share:
Basic net earnings	$.84	$.66	$1.44	$1.19
Diluted net earnings	$.83	$.66	$1.43	$1.19
Dividends	$.19	$.19	$.38	$.38
Weighted Average Number of Shares:
Basic	9.07	9.08	9.10	9.13
Diluted	9.11	9.12	9.13	9.17

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report—Form 10-Q

CONSOLIDATED BALANCE SHEETS

(in millions)

	(Unaudited) June 30, 2000	(Condensed from Audited Financial Statements) December 31, 1999
ASSETS
Cash and cash equivalents	$12.7	$14.9
Receivables	93.4	94.2
Less allowance for doubtful accounts	(4.6)	(4.3)

Net receivables	88.8	89.9
Inventories	51.7	47.7
Prepaid expenses	1.8	1.7
Deferred income taxes, current portion	10.9	10.9

Total current assets	165.9	165.1
Net noncurrent installment accounts receivable	0.5	1.0
Property, plant and equipment	181.8	175.7
Less accumulated depreciation	(115.1)	(109.4)

Net property, plant and equipment	66.7	66.3
Deferred income taxes, long-term portion	6.2	6.0
Intangible assets, net	18.5	18.5
Other assets	0.3	0.6

Total assets	$258.1	$257.5

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Current debt	$6.9	$12.9
Accounts payable	17.6	19.8
Accrued expenses	41.5	42.3

Total current liabilities	66.0	75.0
Long-term debt	15.5	16.0
Long-term employee-related benefits	32.2	30.6

Total liabilities	113.7	121.6
SHAREHOLDERS' EQUITY
Common stock	3.4	3.4
Common stock subscribed	0.2	0.9
Unearned restricted shares	(1.6)	(0.8)
Retained earnings	156.2	144.7
Accumulated other comprehensive income (equity adjustment from foreign currency translation)	(4.8)	(2.5)
Receivable from ESOP	(9.0)	(9.8)

Total shareholders' equity	144.4	135.9

Total liabilities and shareholders' equity	$258.1	$257.5

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report—Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended June 30
	2000	1999
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$13.1	$10.9
Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	9.1	8.9
Changes in operating assets and liabilities	(4.0)	(5.4)
Other, net	0.1	0.2

Net cash flows related to operating activities	18.3	14.6
CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(9.6)	(10.2)
Acquisition of Paul Andra KG, net of cash acquired	—	(6.9)
Proceeds from disposals of property, plant and equipment	0.5	0.7
Other	(1.0)	—

Net cash flows related to investing activities	(10.1)	(16.4)
CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(1.5)	(0.3)
Issuance (payments) of long-term borrowings	(5.0)	(1.7)
Proceeds from employee stock issuances	1.1	1.1
Purchases of common stock	(2.2)	(7.5)
Dividends to shareholders	(3.4)	(3.4)
Principal payment from ESOP	0.7	0.7

Net cash flows related to financing activities	(10.3)	(11.1)
Effect of exchange rates on cash	(0.1)	—

Net increase (decrease) in cash and cash equivalents	(2.2)	(12.9)
Cash and cash equivalents at beginning of year	14.9	17.7

Cash and cash equivalents at end of period	$12.7	$4.8

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report—Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  In the Company's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. These statements are condensed and therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

(2)  Expenses

    Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three and six months ended June 30, 2000 and 1999, as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2000	1999	2000	1999
Engineering, research and development	$3.7	$3.8	$7.4	$7.5

Maintenance and repairs	$1.2	$1.4	$2.5	$2.8

Warranty	$1.7	$1.8	$3.5	$3.2

Bad debt	$0.1	$0.2	$0.5	$0.5

    The Company records accruals on a quarterly basis for bonus and profit sharing expenses that are settled after year end. This allows for a fair statement of the results for the interim periods presented.

(3)  Inventories

    Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at June 30, 2000, and December 31, 1999, was as follows:

(In millions)	June 30, 2000	December 31, 1999
FIFO Inventories:
Finished goods	$33.8	$28.6
Raw materials, parts and work-in-process	37.6	37.4
LIFO reserve	(19.7)	(18.3)

LIFO inventories	$51.7	$47.7

(4)  Supplemental Cash Flow Information

    Income taxes paid during the six months ended June 30, 2000 and 1999 were $5.5 million and $7.1 million, respectively. Interest costs paid during the six months ended June 30, 2000 and 1999 were $0.9 million and $1.2 million, respectively.

(5)  Comprehensive Income

    The Company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Comprehensive income is comprised of net earnings and other comprehensive income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments. Total comprehensive income and its components are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2000	1999	2000	1999
Net earnings	$7.6	$6.0	$13.1	$10.9
Foreign currency translation adjustment	(1.0)	(1.2)	(2.3)	(2.8)

Comprehensive income	$6.6	$4.8	$10.8	$8.1

(6)  Earnings Per Share Computation

    (In millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Weighted average shares outstanding—Basic	9.07	9.08	9.10	9.13
Dilutive share equivalents	.04	.04	.03	.04

Weighted average shares outstanding—Diluted	9.11	9.12	9.13	9.17

Net earnings for basic and diluted earnings per share computation	$7.6	$6.0	$13.1	$10.9

Net earnings per share—Basic	$.84	$.66	$1.44	$1.19

Net earnings per share—Diluted	$.83	$.66	$1.43	$1.19

(7)  Segment Reporting

    The Company operates in one industry segment which consists of the design, manufacture and sale of products and services used in the maintenance of nonresidential floors.

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2000	1999 (b)	2000	1999 (b)
Geographical Net Sales (a)
North America	$82.7	$76.6	$159.4	$147.5
Europe	21.8	20.4	42.1	39.1
Other International	10.6	9.4	22.0	19.5

Total	$115.1	$106.4	$223.5	$206.1

(a)
Net of intercompany sales.

(b)
1999 sales in Mexico have been reclassified from North America to Other International to conform with 2000 presentation.

(8)  New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which will be effective for fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivative financial instruments on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through the statement of earnings. In June 2000, SFAS No. 138 was issued addressing a limited number of issues causing implementation difficulties that apply to Statement 133. The Company is in the process of reviewing SFAS No. 133 and 138 and determining what effect their adoption will have on the Company's results of operations, cash flows and financial position.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Net earnings in the second quarter ended June 30, 2000 were $7.6 million compared with $6.0 million in the second quarter of 1999, an increase of 27%. Diluted net earnings per share for the quarter were $0.83, an increase of 26% from the previous years' second quarter of $0.66 per share.

    Net earnings increased 20% to $13.1 million, or $1.43 per diluted share, for the six months ended June 30, 2000, compared to $10.9 million, or $1.19 per diluted share, for the comparable period last year.

    Second quarter results continue the positive year-over-year quarterly results evident in the first quarter. The increase in second quarter earnings and earnings per share were principally a result of higher sales volumes across all geographic regions, partially offset by the unfavorable translation effect of a strong U.S. dollar primarily against the euro. This unfavorable effect decreased diluted earnings per share by $.06 compared with the 1999 second quarter and $.09 compared with the first six months of 1999. Net earnings and diluted earnings per share for the 1999 second quarter and six-month periods were adversely affected by pretax costs of approximately $1 million, or $.06 per share, related to the Company's implementation of an enterprise resource planning system.

    Net sales of $115.1 million for the 2000 second quarter increased 8% (12% excluding the negative foreign exchange effect and effect of the divestiture of the Eagle business in September 1999) over the second quarter 1999 sales of $106.4 million. Sales increased in all three geographic regions in the quarter despite the unfavorable effects of a strong U.S. dollar. The 2000 year-to-date sales of $223.5 million increased 8% compared to $206.1 million in 1999, as the company benefited year-to-date from recoveries in regional economies and market share gains in key product categories. Excluding the unfavorable foreign exchange impact, the effect of the Eagle divestiture and the lesser contribution from the Paul Andra KG acquisition in the 1999 period, net sales in the 2000 year-to-date period increased 12% from a year ago. For the year-to-date results, price increases were approximately 1.5% of the 12% increase, with volume growth accounting for the balance. Current quarter sales also benefited from the strong backlog at the beginning of the quarter.

    North American sales for the current quarter and six month period were $82.7 million and $159.4 million, respectively, or 8% greater than the second quarter and 8% greater than the first six months 1999 sales of $76.6 million and $147.5 million, respectively. The increase was due to higher volume in industrial (indoor and outdoor) and commercial products, taking into account the 1999 divestiture of the Eagle business. The overall sales performance benefited from the continued strong U.S. economy.

    In Europe, strengthening economies combined with market share gains produced a 7% increase in the current quarter and an 8% increase in year-to-date sales compared with 1999 results. 2000 second quarter and six months sales were $21.8 million and $42.1 million, respectively, compared to $20.4 million and $39.1 million, respectively, in 1999. Excluding currency exchange effects and the lesser first quarter contribution from the Paul Andra KG acquisition, second quarter and 2000 year-to-date sales in Europe were up 20% and 17%, respectively, over 1999 levels.

    In other international, 2000 second quarter and year-to-date sales of $10.6 million and $22.0 million, respectively, both grew 13% compared to 1999 sales of $9.4 million and $19.5 million, respectively. The increase was primarily a result of recoveries in certain Latin American and Asian economies. Currency exchange effects in this geographic region have been slightly favorable but not material in the current year.

    Consolidated orders for the second quarter ended June 30, 2000 were up 5% overall from the same quarter of 1999, and were up 9% on a year-to-date basis. Order backlog totaled $14 million at June 30, 2000, $20 million at March 31, 2000 and $11 million at June 30, 1999.

    Second quarter gross profit was $46.7 million compared with $43.0 million in the second quarter of 1999 or 40.6% versus 40.4% gross margin as a percentage of sales. Second quarter 1999 gross profit was adversely impacted by $1 million in pretax costs relating to the implementation of an enterprise resource planning system. Second quarter 2000 gross profit was negatively impacted by foreign exchange effects totaling $1.7 million pretax. Adjusting for these items in each period, the gross margin for the 2000 second quarter was 41.1% compared to 41.3% in the 1999 second quarter. On a year-to-date basis, adjusting for these items in each period, 2000 gross margin percentage was 41.1% versus 41.0% in 1999.

    Second quarter selling and administrative expenses (S&A) in 2000 increased 3% to $34.6 million from $33.6 million in 1999 and 6% year-to-date to $70.0 million in 2000 from $66.3 million in 1999. As a percentage of sales, S&A decreased 1.5% from 31.6% a year ago to 30.1% for the 2000 second quarter. Year-to-date, S&A expense as a percentage of sales declined .9% from 32.2% in 1999 to 31.3%. The decline in S&A expense for the quarter and year-to-date as a percentage of sales reflects higher sales levels in 2000 and the initial benefits of restructuring and process improvement initiatives, primarily in the U.S. In Europe, restructuring efforts are proceeding on schedule with expected benefits to begin to be realized in 2001. The increased expenses over the prior year were primarily due to increased sales and service levels, and related distribution and procurement expenses.

    Other income(expense) in the second quarter was ($.2) million compared with $0 million in the same period in 1999. Year-to-date 2000 was a net expense of ($.3) million compared to ($.4) million in 1999. Two transactions were recorded in the second quarter of 2000 that had offsetting effects in other income(expense). The Company recorded a $.5 million gain on disposal of property related to a Minnesota state highway expansion. Also in the second quarter, the decision was made to sell a warehouse/office facility in England as part of the overall Europe restructuring effort, and accordingly, the Company recorded a ($.5) million impairment loss to reduce the book value to the appraised value of the asset.

    The effective tax rates for the Company's 2000 second quarter and year-to-date were 36% compared to 35.5% in the second quarter and first six months of 1999.

Financial Condition

    The debt-to-total-capitalization ratio declined from 18% at the end of 1999 to 13% at the end of June 2000. The Company believes that the combination of internally generated funds and available financing sources are more than sufficient to meet the Company's cash requirements for the next year.

    The Company generated $18.3 million of operating cash flows year-to-date 2000 compared to $14.6 million year-to-date 1999. Operating cash flows increased primarily due to the increased earnings and the decrease in receivables from last year-end versus the significant increase in the first six months of 1999. During the 2000 first quarter, the Company repaid $5 million of long-term debt. First quarter 1999 included a $6.9 million cash outlay related to the acquisition of Paul Andra KG. The total cash paid was $10.1 million with the remainder of $3.2 million paid in the fourth quarter of 1999.

    Management regularly reviews the Company's business operations with the objective of improving financial performance and maximizing its return on investment and has adopted economic profit as its key financial performance measure. In this regard, the Company continues to consider actions to improve financial performance which, if taken, could result in material nonrecurring charges.

Market Risk

    The Company's market risk includes the risk of adverse changes in foreign currency exchange rates. Foreign exchange effects of a strong U.S. dollar, primarily against the euro, reduced diluted earnings per share by approximately $.06 for the second quarter 2000 and $.09 year-to-date, compared to the 1999 periods. Based on current exchange rates, the Company expects further unfavorable foreign exchange effects for the remainder of 2000, compared with prior year results. The Company uses forward exchange contracts to hedge net exposed assets in Australia, Canada and Japan.

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

    The Company has substantially completed its analysis of internal systems and made modifications needed to deal with the Euro Conversion. The Company does not currently expect the cost of such modifications to have a material effect on the Company's results of operations or financial condition. There is no assurance, however, that all problems related to the Euro Conversion will be foreseen and corrected, or that no material disruptions of the Company's business will occur.

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

  (b)
  Reports on Form 8-K

      There were no reports filed on Form 8-K for the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY
Date:	August 14, 2000	/s/ JANET DOLAN

	August 14, 2000	Janet Dolan President and Chief Executive Officer
Date:	August 14, 2000	/s/ ANTHONY T. BRAUSEN

	August 14, 2000	Anthony T. Brausen Vice President and Chief Financial Officer
Date:	August 14, 2000	/s/ DEAN A. NIEHUS

	August 14, 2000	Dean A. Niehus Corporate Controller and Principal Accounting Officer

QuickLinks

PART II—OTHER INFORMATION
SIGNATURES