Form 10-Q
period 2000-09-30
TENNANT CO
filed 2000-11-13
CIK 97134

 QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000
Commission File No. 04804

TENNANT COMPANY

Incorporated in Minnesota	IRS Emp Id No. 410572550

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota 55440
Telephone No. 763-540-1200

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    The number of shares outstanding of Registrant's common stock, par value $.375 on September 30, 2000, was 9,036,492.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net sales	$115.1	$104.3	$338.6	$310.4
Less:
Cost of sales	69.6	63.0	202.4	185.6
Selling and administrative expenses	34.7	33.4	104.7	99.7
Restructuring charges	—	3.1	—	3.1

Profit from operations	10.8	4.8	31.5	22.0
Interest income (expense), net	0.3	0.1	0.4	0.2
Other expense	—	—	(0.3)	(0.4)

Earnings before income taxes	11.1	4.9	31.6	21.8
Income tax expense	3.9	1.8	11.3	7.8

Net earnings	$7.2	$3.1	$20.3	$14.0

Net earnings, excluding restructuring charges	$7.2	$5.1	$20.3	$16.0

Per Share:
Basic net earnings	$.79	$.35	$2.23	$1.54
Diluted net earnings	$.79	$.35	$2.22	$1.53
Dividends	$.20	$.19	$.58	$.57
Weighted Average Number of Shares:
Basic	9.05	9.08	9.09	9.11
Diluted	9.11	9.11	9.12	9.15

See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2000	December 31, 1999
	(Unaudited)	(Condensed from Audited Financial Statements)
ASSETS
Cash and cash equivalents	$21.8	$14.9
Receivables	92.5	94.2
Less allowance for doubtful accounts	(4.4)	(4.3)

Net receivables	88.1	89.9
Inventories	48.8	47.7
Prepaid expenses	1.6	1.7
Deferred income taxes, current portion	10.9	10.9

Total current assets	171.2	165.1
Net noncurrent installment accounts receivable	0.4	1.0
Property, plant and equipment	184.0	175.7
Less accumulated depreciation	(116.2)	(109.4)

Net property, plant and equipment	67.8	66.3
Deferred income taxes, long-term portion	6.4	6.0
Intangible assets, net	18.1	18.5
Other assets	0.3	0.6

Total assets	$264.2	$257.5

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Current debt	$7.4	$12.9
Accounts payable	16.8	19.8
Accrued expenses	44.1	42.3

Total current liabilities	68.3	75.0
Long-term debt	15.4	16.0
Long-term employee-related benefits	32.2	30.6

Total liabilities	115.9	121.6
SHAREHOLDERS' EQUITY
Common stock	3.4	3.4
Common stock subscribed	0.1	0.9
Unearned restricted shares	(0.9)	(0.8)
Retained earnings	161.0	144.7
Accumulated other comprehensive income (equity adjustment from foreign currency translation)	(6.4)	(2.5)
Receivable from ESOP	(8.9)	(9.8)

Total shareholders' equity	148.3	135.9

Total liabilities and shareholders' equity	$264.2	$257.5

See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30
	2000	1999
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$20.3	$14.0
Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	13.9	14.1
Changes in operating assets and liabilities	0.4	(2.0)

Net cash flows related to operating activities	34.6	26.1
CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(16.1)	(13.8)
Acquisition of Paul Andra KG, net of cash acquired	—	(6.9)
Proceeds from disposals of property, plant and equipment	1.4	1.9
Other	(1.0)	—

Net cash flows related to investing activities	(15.7)	(18.8)
CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(1.0)	(0.8)
Issuance (payments) of long-term borrowings	(5.0)	(1.2)
Proceeds from employee stock issuances	1.6	1.7
Purchases of common stock	(2.8)	(7.5)
Dividends to shareholders	(5.2)	(5.2)
Principal payment from ESOP	0.7	0.7

Net cash flows related to financing activities	(11.7)	(12.3)
Effect of exchange rates on cash	(0.3)	—

Net increase (decrease) in cash and cash equivalents	6.9	(5.0)
Cash and cash equivalents at beginning of year	14.9	17.7

Cash and cash equivalents at end of period	$21.8	$12.7

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  In the Company's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. These statements are condensed and therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United Sates of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

(2)  Expenses

    Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses charged to operations for the three and nine months ended September 30, 2000 and 1999, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2000	1999	2000	1999
Engineering, research and development	$3.6	$3.6	$11.1	$11.1

Maintenance and repairs	$1.1	$1.4	$3.6	$4.2

Warranty	$0.8	$1.2	$4.2	$4.0

Bad debt	$0.3	$0.1	$0.8	$0.6

    The Company records accruals on a quarterly basis for bonus and profit sharing expenses that are settled after year end. This allows for a fair statement of the results for the interim periods presented.

(3)  Inventories

    Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at September 30, 2000, and December 31, 1999, was as follows:

(in millions)	September 30, 2000	December 31, 1999
FIFO Inventories:
Finished goods	$33.5	$28.6
Raw materials, parts and work-in-process	35.0	37.4
LIFO reserve	(19.7)	(18.3)

LIFO inventories	$48.8	$47.7

(4)  Supplemental Cash Flow Information

    Income taxes paid during the nine months ended September 30, 2000 and 1999 were $9.7 million and $12.2 million, respectively. Interest costs paid during the nine months ended September 30, 2000 and 1999 were $1.3 million and $1.7 million, respectively.

(5)  Comprehensive Income

    The Company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Comprehensive income is comprised of net earnings and other comprehensive income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments. Total comprehensive income and its components are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2000	1999	2000	1999
Net earnings	$7.2	$3.1	$20.3	$14.0
Foreign currency translation adjustment	(1.6)	0.4	(3.9)	(2.4)

Comprehensive income	$5.6	$3.5	$16.4	$11.6

(6)  Earnings Per Share Computation

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2000	1999	2000	1999
Weighted average shares outstanding — Basic	9.05	9.08	9.09	9.11
Dilutive share equivalents	.06	.03	.03	.04

Weighted average shares outstanding — Diluted	9.11	9.11	9.12	9.15

Net earnings	$7.2	$3.1	$20.3	$14.0

Net earnings, excluding restructuring charges	$7.2	$5.1	$20.3	$16.0

Net earnings per share — Basic	$.79	$.35	$2.23	$1.54

Net earnings per share — Diluted	$.79	$.35	$2.22	$1.53

Net earnings per share, excluding restructuring charges — Diluted	$.79	$.57	$2.22	$1.75

(7)  Segment Reporting

    The Company operates in one industry segment which consists of the design, manufacture and sale of products and services used in the maintenance of nonresidential floors.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2000	1999 (b)	2000	1999 (b)
Geographical Net Sales (a)
North America	$83.9	$73.7	$243.3	$221.2
Europe	19.4	20.9	61.5	60.0
Other International	11.8	9.7	33.8	29.2

Total	$115.1	$104.3	$338.6	$310.4

(a)
Net of intercompany sales.

(b)
1999 sales in Mexico have been reclassified from North America to Other International to conform with 2000 presentation.

(8)  New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivative financial instruments on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through the statement of earnings. In June 2000, SFAS No. 138 addressed a limited number of issues causing implementation difficulties applying to Statement 133. The Company is in the process of reviewing SFAS No. 133 and No.138 and determining the effect their adoption will have on the Company's results of operations, cash flows and financial position.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Net earnings in the third quarter ended September 30, 2000 were $7.2 million ($.79 per diluted share), compared with $3.1 million ($.35 per diluted share) in 1999. 1999 third quarter net earnings adjusted for 1999 items affecting period-to-period comparability were $6.3 million ($.70 per share). The increase in third quarter earnings and earnings per share were principally a result of strong sales volumes in North America and Other International. The third quarter 2000 earnings results included significant unfavorable foreign exchange effects ($.07 per share for the quarter), largely related to our European operation.

    For the nine months ended September 30, 2000, net earnings were $20.3 million ($2.22 per diluted share), compared with $14 million ($1.53 per diluted share) in 1999. 1999 year-to-date net earnings adjusted for 1999 items affecting period-to-period comparability were $17.8 million ($1.94 per share). The year-to-date 2000 earnings results included significant unfavorable foreign exchange effects ($.16 per share year-to-date), largely related to our European operation.

    Restructuring charges and shipping delays and inefficiencies associated with implementation of our Enterprise Resource Planning (ERP) system affected the 1999 comparable periods' results. The 1999 operating profit for third quarter was negatively impacted by $5 million; $3.1 million in restructuring charges and $1.9 million due to the effects of the shipping delays and inefficiencies. These items resulted in reductions in 1999 net earnings for the three and nine months ended September 30, 1999 of $2 million ($.22 per share) for the restructuring charges and $1.2 million ($.13 per share) due to the effects of the shipping delays and inefficiencies; $3.2 million ($.35 per share) in total. The nine months ended September 30, 1999 net earnings were unfavorably affected by an additional $.6 million ($.06 per share) in the 1999 second quarter related to the ERP implementation. The inefficiencies and shipping delays shifted an estimated $4 to $5 million of net sales from the 1999 third quarter to the 1999 fourth quarter. In the fourth quarter of 1999, this shift resulted in a beneficial net earnings impact of approximately $.7 million ($.08 per diluted share). Adjusted to exclude this benefit, diluted earnings per share for the 1999 fourth quarter were $.79.

    Net sales of $115.1 million for the third quarter 2000 increased 10% over the third quarter 1999 sales of $104.3 million. Third quarter net sales increased 9% excluding the negative foreign exchange effect in 2000, the effect of the divestiture of the Eagle business in September 1999 and the 1999 shipping delays. The unfavorable effect of foreign exchange on sales was $2.7 million and $8 million for the third quarter and nine months ended September 30, 2000, respectively. The 2000 year-to-date sales of $338.6 million increased 9% compared to $310.4 million in 1999. Excluding the 2000 unfavorable foreign exchange impact, the effect of the 1999 Eagle divestiture, the shipping delays and the impact of an additional month in 2000 for the Paul Andra KG acquisition, net sales in the 2000 year-to-date period increased 11% from a year ago.

    For the current quarter, price increases accounted for approximately 1.5% of the total sales increase, with volume growth accounting for the balance. Third quarter sales also benefited from the stronger backlog at the beginning of the quarter ($14 million at the end of June 2000 versus $13 million at end of September 2000).

    North American sales for the 2000 third quarter and nine-month period were $83.9 million and $243.3 million, respectively, compared with $73.7 million and $221.2 million, respectively for 1999 comparable periods. The increase was due to higher volumes in industrial and commercial products. The overall sales performance benefited from the continued strong U.S. economy. Third quarter sales grew 9% and year-to-date sales increased 10%, adjusted for the September 1999 divestiture of the Eagle propane burnisher business and the effects of the ERP-related shipping delays in 1999. Eagle sales in 1999 were $1 million for the third quarter and $3.7 million for the first nine months.

    In Europe, net sales for the 2000 third quarter declined 7.2% to $19.4 million from $20.9 million in the third quarter of 1999. Excluding foreign currency exchange effects, sales in Europe were up 4% in the third quarter 2000 compared with 1999. In the 2000 third quarter, the rate of order growth slowed. The slowdown follows strong order growth over the past twelve months related to recoveries in the European economies. Year-to-date, excluding foreign currency exchange effects and the impact of an additional month in 2000 for the Paul Andra acquisition, sales in Europe are up approximately 13% compared with the first nine months of 1999.

    In Other International, third quarter sales grew 21.6% to $11.8 million, compared with $9.7 million in 1999. Excluding the effect of the 1999 ERP-related revenue shift to fourth quarter and foreign exchange effects in 2000, sales were up 16% for the quarter. Year-to-date, sales in Other International were up 15.8% to $33.8 million, compared with $29.2 million in 1999. Again, excluding the 1999 revenue shift to fourth quarter and 2000 foreign exchange effects, year-to-date Other International sales were up 13%. Sales benefited from recoveries in certain Latin American and Asian economies.

    Consolidated orders for the quarter and nine months ended September 30, 2000 were up 5% and 8%, respectively, from the same periods of 1999. Adjusted for the effects of foreign currency exchange, the 1999 Eagle divestiture and the Paul Andra KG acquisition, consolidated orders were up 8% and 11%, respectively, for the quarter and year-to-date compared with 1999. Order backlog totaled $13 million at September 30, 2000 compared with $16 million at September 30, 1999. In the 1999 third quarter, the ERP-related shipping delays increased the quarter-end backlog.

    Third quarter gross profit was $45.5 million compared with $41.3 million reported in the third quarter of 1999 or 39.5% versus 39.6% gross margin as a percentage of sales. Third quarter 1999 gross profit was adversely impacted by the implementation of the ERP system. Third quarter 2000 gross profit was negatively impacted by foreign exchange. Adjusting for these items in each period, the gross margin for the 2000 third quarter was 40.1% compared to 39.7% in the 1999 third quarter. On a year-to-date basis, adjusting for the same factors, 2000 gross margin percentage was 40.7% versus 40.5% in 1999. The improvements result primarily from favorable manufacturing variances year over year.

    Third quarter selling and administrative (S&A) expenses in 2000 increased 4% to $34.7 million from $33.4 million in 1999 and 5% year-to-date to $104.7 million in 2000 from $99.7 million in 1999. For the third quarter, S&A expense as a percentage of sales decreased 1.9% from 32% a year ago to 30.1%. Year-to-date, S&A expense as a percentage of sales declined 1.2% from 32.1% in 1999 to 30.9%. The decline in S&A expense for the quarter and year-to-date as a percentage of sales reflects higher sales levels in 2000 and the initial benefits of restructuring actions and process improvement efforts primarily in our North American operations. In Europe, restructuring efforts are proceeding with expected benefits to begin to be realized in 2001. The increased expenses over the prior year were primarily due to increased sales and service levels and related distribution and procurement expenses.

    Net interest income was $.3 million and $.4 million in the third quarter and year-to date 2000, respectively, compared to $.1 million and $.2 million for the comparable 1999 periods. The increase is due to higher short-term investments. Year-to-date 2000 other income (expense) was a net expense of ($.3) million compared to ($.4) million in 1999. In the second quarter of 2000, the company recorded a $.5 million gain on disposal of property related to a Minnesota state highway expansion. Also in the second quarter, the decision was made to sell a warehouse/office facility in England as part of the Europe restructuring effort, and accordingly, the company recorded a ($.5) million impairment loss to reduce the book value to the appraised value for the asset.

    The effective tax rates for the Company's third quarter were 35.1% in 2000 and 36.7% in 1999. The tax rate for 2000 year-to-date was 35.8%, compared with 35.7% in the first nine months of 1999.

Financial Condition

    The debt-to-total-capitalization ratio declined from 19% at September 30, 1999 and 17% at December 1999 to 13% at September 2000. The Company believes that the combination of internally generated funds and available financing sources are more than sufficient to meet the Company's cash requirements for the next year. Netting cash against debt, our net debt to total capitalization is less than 1% at September 30, 2000.

    The Company generated $34.6 million of operating cash flows year-to-date 2000 compared to $26.1 million year-to-date 1999. Operating cash flows increased primarily due to the increased earnings and the decrease in receivables from last year-end versus an increase in receivables the first nine months of 1999. During the 2000 first quarter, the Company repaid $5 million of long-term debt. First quarter 1999 included a $6.9 million cash outlay related to the acquisition of Paul Andra KG. The total cash paid was $10.1 million with the remaining $3.2 million paid in the fourth quarter of 1999.

    Management regularly reviews the Company's business operations with the objective of improving financial performance and maximizing its return on investment and has adopted economic profit as its key financial performance measure. In this regard, the Company continues to consider actions to improve financial performance which, if taken, could result in material nonrecurring charges.

Market Risk

    The Company's market risk includes the risk of adverse changes in foreign currency exchange rates. Foreign exchange effects of a strong U.S. dollar, primarily against the euro, reduced diluted earnings per share by approximately $.07 for the third quarter 2000 and $.16 year-to-date, compared to the 1999 periods. Based on current exchange rates, the Company expects further unfavorable foreign exchange effects for the remainder of 2000, compared with prior year results. The Company uses forward exchange contracts to hedge net exposed assets in Australia, Canada and Japan.

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

  (b)
  Reports on Form 8-K

    There were no reports filed on Form 8-K for the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY
Date:		/s/ JANET M. DOLAN
	November 13, 2000	Janet M. Dolan President and Chief Executive Officer
Date:		/s/ ANTHONY T. BRAUSEN
	November 13, 2000	Anthony T. Brausen Vice President and Chief Financial Officer
Date:		/s/ DEAN A. NIEHUS
	November 13, 2000	Dean A. Niehus Corporate Controller and Principal Accounting Officer

QuickLinks

TENNANT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited) (in millions, except per share amounts)
TENNANT COMPANY CONSOLIDATED BALANCE SHEETS (in millions)
TENNANT COMPANY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)
PART II—OTHER INFORMATION
SIGNATURES