Form 10-K405
period 2000-12-31
TENNANT CO
filed 2001-03-30
CIK 97134

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000. Commission File Number 0-4804

TENNANT COMPANY

Incorporated in the State of Minnesota         Employer Identification Number 41-0572550

701 North Lilac Drive, P.O. Box 1452, Minneapolis, Minnesota  55440

Telephone Number 763-540-1208

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, par value $.375 per share

and

Preferred Share Purchase Rights

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes / x /    No /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

/ x /

$388,928,053.80 is aggregate market value of common stock held by non-affiliates as of March 5, 2001.

9,065,922 shares outstanding at March 5, 2001

DOCUMENTS INCORPORATED BY REFERENCE

2000 Annual Report to Shareholders – Part I (Partial), Part II (Partial) and Part IV (Partial)
2001 Proxy – Part III (Partial)

TENNANT COMPANY
2000

ANNUAL REPORT
Form 10-K
(Pursuant to Securities Exchange Act of 1934)

PART I

Part I is included in the Tennant Company 2000 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 3 – “Legal Proceedings,” of which there were no material legal proceedings pending, and Item 4 – “Submission of Matters to a Vote of Security Holders” during the fourth quarter, of which there were none.

ITEM1 – Business

General Development of Business

Tennant Company, a Minnesota corporation incorporated in 1909, is a Minneapolis-based company that specializes in the design, manufacture, and sale of non-residential floor maintenance and outdoor cleaning equipment and related products.

Tennant’s shares have traded on the NASDAQ Market System under the symbol TANT since 1969. As of October 30, 2000, Tennant’s shares began trading on the New York Stock Exchange (NYSE) under the symbol TNC.

Industry Segments, Foreign and Domestic Operations and Export Sales

The Company, as described under "General Development of Business," has one business segment. The Company sells its products domestically and internationally. Financial information on the Company’s geographic areas are provided on page 27, segment reporting. Nearly all of the Company's foreign investment in assets reside within Australia, Canada, Japan, Spain, The Netherlands, the United Kingdom, France, and Germany. While subject to increases or decreases in value over time due to foreign exchange rate movements, these investments are considered to be of low business risk.

Principal Products, Markets and Distribution

Products consisting mainly of motorized cleaning equipment and related products, including floor cleaning and preservation products, are sold through a direct sales organization and independent distributors in North America, primarily through a direct sales organization in Australia, France, Spain, The Netherlands, Germany, and the United Kingdom, and through independent distributors in more than 40 foreign countries. Additional information pertaining to products and marketing methods is included in the 2000 Annual Report to Shareholders, on the inside front cover through page 9. Tennant is headquartered in Minneapolis, Minnesota, and also has manufacturing operations in Holland, Michigan; Uden, The Netherlands; and Waldhausen, Germany. The Company has announced its plans to close the Waldhausen, Germany, manufacturing operation and transfer the related production to a contract manufacturer in the Czech Republic in 2001.

Raw Materials and Purchased Components

The Company has not experienced any significant or unusual problems in the purchase of raw materials or other product components and is not disproportionately dependent upon any single source or supply. The Company has some sole-source vendors for certain components, primarily for automotive and plastic parts. A disruption in supply from such vendors may cause a short-term disruption in the Company’s operations. However, the Company believes that it can find alternate sources in the event there is a disruption in supply from such vendors.

Patents and Trademarks

The Company applies for and is granted United States and foreign patents and trademarks in the ordinary course of business, no one of which is of material importance in relation to the business as a whole.

Seasonality

Although the Company's business is not seasonal in the traditional sense, revenues and earnings tend to be more concentrated in the fourth quarter of each year reflecting the tendency of customers to increase capital spending during such quarter, and the Company's efforts to close orders and reduce order backlogs.

Major Customers

The Company sells its products to a wide variety of customers, no one of which is of material importance in relation to the business as a whole.

Backlog

The Company routinely fills orders within 30 days on average. Consequently, order backlogs are generally not indicative of future sales levels.

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

Product Research and Development

The Company regularly commits what is believed to be an above-average amount of resources to product research and development. In 2000, 1999 and 1998, respectively, the Company spent $15,916,000, $15,385,000 and $14,224,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes.

Environmental Protection

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect upon the Company's capital expenditures, earnings or competitive position.

Employment

The Company employed 2,391 persons in worldwide operations as of December 31, 2000.

ITEM 2 – Properties

The Company’s corporate offices are owned by the company and are located in the Minneapolis, Minnesota metropolitan area.  Manufacturing facilities are located in Minnesota, Michigan, Germany and The Netherlands. The Company has announced its plans to close the Waldhausen, Germany, manufacturing operation and transfer the related production to a contract manufacturer in the Czech Republic in 2001. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, and Australia.  The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs.  Further information regarding the Company’s property and lease commitments is included on pages 20 and 23 of the 2000 Annual Report to Shareholders Notes to Consolidated Financial Statements.

ITEM 3 – Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Richard M. Adams, Vice President

Richard M. Adams (53) joined the Company in 1974. He was elected Assistant Controller in 1983 and was named Corporate Controller in 1986. Mr. Adams was named Vice President, Global Accounts in 1993 and Vice President, New Business Development in 1999. Mr. Adams is a Certified Public Accountant. Mr. Adams is a director of Tennant UK Limited, Tennant Holding B.V., Tennant Europe B.V., and Tennant Import B.V.

Anthony T. Brausen, Vice President, Chief Financial Officer and Treasurer

Anthony T. Brausen (41) joined the Company in March 2000 as Vice President and Chief Financial Officer. He was named also as Treasurer in February 2001. Mr. Brausen is a director of Tennant N.V., Tennant Sales and Service Company, Tennant Finance Company, and Tennant Sales and Service Finance Company.

Janet M. Dolan, President and Chief Executive Officer

Janet M. Dolan (51) joined the Company in 1986. Ms. Dolan was appointed General Counsel and Secretary in 1987, Vice President in 1990, Senior Vice President in 1995, Executive Vice President in 1996, President and Chief Operating Officer and a director in 1998. Ms. Dolan was named Chief Executive Officer in 1999. She is a director of Tennant Sales and Service Company, Tennant Finance Company, and Tennant Sales and Service Finance Company. She is also director of Donaldson Company, Inc. and a member of the NYSE Listed Company Advisory Committee.

Thomas J. Dybsky, Vice President

Thomas J. Dybsky (51) joined the Company in 1998 as Vice President of Human Resources. Mr. Dybsky is a director of Tennant N.V.

James H. Moar, Chief Operating Officer

James H. Moar (52) joined the Company in 1998 as Senior Vice President of Industrial Markets. He was named Chief Operating Officer in 1999. Mr. Moar is a director of Tennant Sales and Service Company, Tennant Finance Company, and Tennant Sales and Service Finance Company.

Dean A. Niehus, Corporate Controller and Principal Accounting Officer

Dean A. Niehus (43) joined the Company in 1998. Mr. Niehus is a director of Tennant Company Far East Headquarters Pte Ltd.

Keith D. Payden, Vice President

Keith D. Payden (53) joined the Company in 1981. He was named Director, Information Services in 1987, Chief Information Officer in 1992, and Vice President in 1993.

James J. Seifert, Vice President, General Counsel and Secretary

James J. Seifert (44) joined the company in 1999 as Vice President , General Counsel and Secretary. Mr. Seifert is a director of Tennant UK Limited, Tennant Holding B.V., Tennant Europe B.V., Tennant, Import B.V., Tennant N.V., Tennant Sales and Service Company, Tennant Finance Company, and Tennant Sales and Service Finance Company.

Thomas J. Vander Bie, Senior Vice President

Thomas J. Vander Bie (49) was named Senior Vice President of Tennant Company in August 1999. From 1974-1999, Mr. Vander Bie was President of Castex Incorporated, which became a subsidiary of Tennant Company in 1994.

Steven K. Weeks, Vice President

Steven K. Weeks (45) joined the Company in 1984. He was named Manager, Global New Business and Marketing Development in 1993; Director of Marketing in 1994; Vice President, Customer Solutions in 1996; and Vice President, Global Marketing in 1999.

PART II

Part II is included in the Tennant Company 2000 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure,” of which there were none.

PART III

Part III is included in the Tennant Company 2001 Proxy (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 13 – "Certain Relationships and Related Transactions," of which there were none, and Item 10 – "Directors and Executive Officers of the Registrant" as it relates to executive officers. Identification of executive officers is included in Part I of this Form 10-K Annual Report.

PART IV

Item 14 - Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

A.         The following documents are filed as a part of this report:

          1.          Financial Statements

The following consolidated financial statements and independent auditors’ report are included on pages 14 through 29 of the Tennant Company 2000 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference:
a.	Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 2000 – page 14.
b.	Consolidated Balance Sheets as of December 31, 2000 and 1999 – page 15.
c.	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000 – page 16.
d.	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2000 – page 17.
e.	Independent Auditors’ Report of KPMG LLP – page 29.
f.	Notes to Consolidated Financial Statements – pages 18 through 28.

             2.          Financial Statement Schedules

                           Schedule II - Valuation and Qualifying Accounts
                           (Dollars in Thousands)

Allowance for doubtful accounts	Balance at beginning of Year	Additions charge to costs and expenses	Deductions from reserves (1)	Balance at end of year

Year ended December 31, 2000	$4,393	$1,270	$1,485	$4,178
Year ended December 31, 1999	2,956	1,568	131	4,393
Year ended December 31, 1998	3,302	944	1,290	2,956

(1)	Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.

Warranty reserves	Balance at beginning of Year	Additions charge to costs and expenses	Deductions from reserves	Balance at end of year

Year ended December 31, 2000	$3,222	$6,185	$5,589	$3,818
Year ended December 31, 1999	2,903	5,516	5,197	3,222
Year ended December 31, 1998	2,915	5,166	5,178	2,903

Inventory reserves	Balance at beginning of Year	Additions charge to costs and expenses	Deductions from reserves	Balance at end of year

Year ended December 31, 2000	$3,532	$1,979	$2,665	$2,842
Year ended December 31, 1999	2,766	2,345	1,579	3,532
Year ended December 31, 1998	2,882	1,927	2,043	2,766

All other schedules are omitted as the required information is inapplicable or because the required information is presented in the Consolidated Financial Statements in the Tennant Company 2000 Annual Report to Shareholders.

             2.          Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 1995.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.1	Tennant Company 1992 Stock Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-59054, Form S-8 dated March 2, 1993.
10.2	Tennant Company Restricted Stock Plan for Nonemployee Directors	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement No. 33-59054, Form S-8, dated March 2, 1993.
10.3	Tennant Company 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
10.4	Tennant Company Restricted Stock Plan for Nonemployee Directors, as amended and restated effective January 1, 1995	Incorporated by reference to Exhibit 10.2 to the Company’s 1995 Second Quarter 10-Q filing dated August 8, 1995.
10.5	Tennant Company Excess Benefit Plan, as amended and restated effective January 1, 1994	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
10.6	Management Agreement with Steven K. Weeks dated November 19, 1996*	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.7	Management Agreement with Tom Vander Bie dated November 19, 1996*	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.8	Management Agreement with Richard M. Adams dated December 10, 1993*	Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.9	Management Agreement with Janet M. Dolan dated June 21, 1989*	Incorporated by reference to Exhibit b.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.10	1993 Amendment to Management Agreement with Janet M. Dolan dated December 10, 1993*	Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.11	Management Agreement with Keith D. Payden dated December 10, 1993*	Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.12	Management Agreement with James H. Moar dated July 13, 1998*	Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.13	Management Agreement with Thomas J. Dybsky dated September 28, 1998*	Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.14	Tennant Company Non-Employee Director Stock Option Plan.	Incorporated by reference to the Company’s Registration Statement No. 333-28641, Form S-8 dated June 6, 1997.
10.15	Tennant Company 1998 Management Incentive Plan	Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.16	Management Agreement with Janet Dolan dated April 5, 1999*	Incorporated by reference to Exhibit 10iii.2 to the Company’s 10-Q Quarterly Report dated September 30, 1999.
10.17	Management Agreement with James J. Seifert dated July 12, 1999*	Incorporated by reference to Exhibit 10iii.3 to the Company’s 10-Q Quarterly Report dated September 30, 1999.
10.18	Tennant Company 1999 Stock Incentive Plan	Incorporated by reference to the Company’s Registration Statement No. 333-80589 Form S-8 dated June 14, 1999.
10.19	Tennant Commercial Retirement Savings Plan	Incorporated by reference to the Company’s Registration Statement No. 333-51531 Form S-8 dated May 1, 1998 (originally filed under the name Castex Incorporated Employees’ Retirement Plan).
10.20	Tennant Company Profit Sharing Plan	Incorporated by reference to the Company’s Registration Statement No. 2-86844 Form S-8 dated September 29, 1983.
10.21	Tennant Company Profit Sharing Plan Amendment No. 1	Incorporated by reference to the Company’s Registration Statement No. 2-86844 Form S-8 dated January 27, 1986.
10.22	Tennant Company Profit Sharing Plan Amendment No. 2	Incorporated by reference to the Company’s Registration Statement No. 2-86844 Form S-8 dated October 6, 1987.
10.23	Management Agreement with Anthony T. Brausen dated March 13, 2000*	Filed herewith electronically.
13.1	Portions of 2000 Annual Report to Shareholders	Filed herewith electronically.
21.1	Subsidiaries of the Registrant

 Tennant Company has the following significant subsidiaries:

 Tennant Holding B.V. is a wholly owned subsidiary organized under the laws of the Netherlands in 1991. A legal reorganization occurred in 1991 whereby Tennant N.V. became a participating interest of Tennant Holding B.V. Tennant N.V. had previously been a wholly owned subsidiary organized under the laws of the Netherlands in 1970. Tennant Maintenance Systems, Limited, was a wholly owned subsidiary, organized under the laws of the United Kingdom until October 29, 1992, at which time Tennant Holding B.V. acquired 100% of its stock from Tennant Company. The name was formally changed to Tennant UK Limited on or about October 16, 1996. Tennant Sales and Service Company is a wholly owned subsidiary organized under the laws of the state of Minnesota. The results of these operations have been consolidated into the financial statements, as indicated therein.

23.1	Independent Auditors' Report and Consent	Filed herewith electronically.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

B.          Reports on Form 8-K

             There were no reports filed on Form 8-K the quarter ended December 31, 2000.

CROSS REFERENCE

Form 10-K	Referenced	Location
Part I, Item 1 – Business	2000 Annual Report to Shareholders a. General b. Lines of business, industry segments and foreign and domestic operations	Exhibit 13.1 Inside front cover to page 9 Page 27, Footnote 17, Segment Reporting
Part I, Item 2 – Properties	2000 Annual Report to Shareholders	Exhibit 13.1 Page 20, Footnote 4, Property, Plant, and Equipment Page 23, Footnote 13, Leases Inside back cover
Part II, Item 5 – Market for the Registrant’s Common Equity and Related Shareholder Matters	2000 Annual Report to Shareholders a. Principal market b. Quarterly data	Exhibit 13.1 Inside back cover Page 27, Footnote 20, Consolidated Quarterly Data Inside back cover
	c. Number of shareholders d. Dividends	Inside back cover Page 27, Footnote 20, Consolidated Quarterly Data Inside back cover
Part II, Item 6 – Selected Financial Data	2000 Annual Report to Shareholders	Exhibit 13.1 Pages 30 and 31 Historical Progress Review
Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	2000 Annual Report to Shareholders	Exhibit 13.1 Pages 10 to 13
Part II, Item 8 – Financial Statements and Supplementary Data	2000 Annual Report to Shareholders	Exhibit 13.1 Pages 14 to 28
Part III, Item 10 – Directors and Executive Officers of the Registrant	2001 Proxy	Pages 4 to 7
Part III, Item 11 – Executive Compensation	2001 Proxy	Pages 9 to 15
Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management	2001 Proxy	Pages 2 and 3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY

By – /s/ Janet M. Dolan	By – /s/ Andrew Czajkowski
Janet M. Dolan	Andrew Czajkowski
President, CEO and	Board of Directors
Board of Directors	Date – March 30, 2001
Date – March 30, 2001

By – /s/ James H. Moar	By – /s/ Pamela K. Knous
James H. Moar	Pamela K. Knous
Chief Operating Officer	Board of Directors
Date – March 30, 2001	Date – March 30, 2001

By – /s/ Anthony T. Brausen	By – /s/ William I. Miller
Anthony T. Brausen	William I. Miller
Vice President, Chief Financial	Board of Directors
Officer and Treasurer	Date – March 30, 2001
Date – March 30, 2001

By – /s/ Dean A. Niehus	By – /s/ Edwin L. Russell
Dean A. Niehus	Edwin L. Russell
Corporate Controller and	Board of Directors
Principal Accounting Officer	Date – March 30, 2001
Date – March 30, 2001

By – /s/ Arthur D. Collins, Jr.	By – /s/ Stephen G. Shank
Arthur D. Collins, Jr.	Stephen G. Shank
Board of Directors	Board of Directors
Date – March 30, 2001	Date – March 30, 2001

By – /s/ David C. Cox	By – /s/ Frank L. Sims
David C. Cox	Frank L. Sims
Board of Directors	Board of Directors
Date – March 30, 2001	Date – March 30, 2001