Form 10-Q
period 2001-03-31
TENNANT CO
filed 2001-05-15
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001
Commission File No. 04804

TENNANT COMPANY

Incorporated in Minnesota	IRS Emp Id No. 410572550

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota  55440
Telephone No. 763-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of Registrant’s common stock, par value $.375 on March 31, 2001, was 9,082,144.

TENNANT COMPANY
Quarterly Report - Form 10-Q

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31
	2001	2000

Net sales	$103.7	$108.4
Less:
Cost of sales	64.0	64.4
Selling and administrative expenses	34.8	35.4
Restructuring charges	5.1	—

Profit (loss) from operations	(0.2)	8.6

Interest income, net	0.2	0.1
Other income (expense)	0.3	(0.1)

Earnings before income taxes	0.3	8.6
Income tax expense	0.1	3.1

Net earnings	$0.2	$5.5

Per share:

Basic earnings	$.02	$.60
Diluted earnings	$.02	$.60
Dividends	$.20	$.19

Weighted average number of shares:

Basic	9.10	9.14
Diluted	9.24	9.16

See accompanying notes to consolidated financial statements.

TENNANT COMPANY
Quarterly Report - Form 10-Q

CONSOLIDATED BALANCE SHEETS
(in millions)

ASSETS	(Unaudited) March 31, 2001	December 31, 2000

Cash and cash equivalents	$16.7	$21.5
Receivables	92.0	92.5
Less allowance for doubtful accounts	(4.0)	(4.2)
Net receivables	88.0	88.3
Inventories	54.9	51.9
Prepaid expenses	1.6	1.7
Deferred income taxes, current portion	8.2	8.2
Total current assets	169.4	171.6

Property, plant and equipment	190.6	183.9
Less accumulated depreciation	(121.6)	(117.2)
Net property, plant and equipment	69.0	66.7
Deferred income taxes, long-term portion	3.9	4.3
Intangible assets, net	17.6	17.7
Other assets	3.3	3.0
Total assets	$263.2	$263.3

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

Current debt	$14.1	$12.6
Accounts payable	18.8	17.8
Accrued expenses	32.5	36.9
Total current liabilities	65.4	67.3

Long-term debt	10.0	10.0
Long-term employee-related benefits	31.4	31.1
Total liabilities	106.8	108.4

SHAREHOLDERS' EQUITY

Common stock	3.4	3.4
Additional paid in capital	2.7	1.5
Common stock subscribed	—	.4
Unearned restricted shares	(.9)	(.9)
Retained earnings	164.6	166.3
Accumulated other comprehensive loss (equity adjustment from foreign currency translation)	(5.3)	(6.9)
Receivable from ESOP	(8.1)	(8.9)
Total shareholders' equity	156.4	154.9
Total liabilities and shareholders' equity	$263.2	$263.3

See accompanying notes to consolidated financial statements.

TENNANT COMPANY
Quarterly Report - Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31
	2001	2000

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$.2	$5.5

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	5.2	4.5
Deferred tax expense (benefit)	.3	(.1)
Changes in operating assets and liabilities	(3.4)	(8.1)
Other, net	.4	.7
Net cash flows related to operating activities	2.7	2.5

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(7.0)	(3.4)
Proceeds from disposals of property, plant and equipment	.3	.1
Other, net	—	(1.0)
Net cash flows related to investing activities	(6.7)	(4.3)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	1.0	(1.5)
Issuance (payments) of long-term borrowings	—	(5.0)
Proceeds from issuance of common stock	.3	.3
Purchases of common stock	(1.2)	(1.4)
Dividends paid	(1.8)	(1.7)
Principal payment from ESOP	.8	.7
Net cash flows related to financing activities	(.9)	(8.6)

Effect of exchange rate changes on cash	.1	.2

Net decrease in cash and cash equivalents	(4.8)	(10.2)

Cash and cash equivalents at beginning of year	21.5	14.9

Cash and cash equivalents at end of period	$16.7	$4.7

See accompanying notes to consolidated financial statements.

TENNANT COMPANY
Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	In the Company’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. These statements are condensed and therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

(2)	Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at March 31, 2001, and December 31, 2000, was as follows:

(in millions)	March 31, 2001	December 31, 2000

FIFO Inventories:
Finished goods	$35.3	$33.0
Raw materials, parts and work-in-process	38.4	37.7
Total FIFO Inventories	73.7	70.7
LIFO reserve	(18.8)	(18.8)
LIFO inventories	$54.9	$51.9

TENNANT COMPANY
Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)         Supplemental Cash Flow Information

Income taxes paid during the three months ended March 31, 2001 and 2000 were $1.4 million and $1.0 million, respectively.  Interest costs paid during the three months ended March 31, 2001 and 2000 were $.3 million and $.5 million, respectively.

(4)         Comprehensive Income

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet.  Comprehensive income is comprised of net earnings and other comprehensive income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments. The reconciliations of net earnings to comprehensive income are as follows:
	Three Months Ended March 31
(in millions)	2001	2000

Net earnings	$0.2	$5.5
Foreign currency translation adjustments	1.5	(1.3)
Comprehensive income	$1.7	$4.2

(5)         Earnings Per Share Computation
             (in millions, except per share amounts)

	Three Months Ended March 31
	2001	2000
Weighted average shares outstanding – Basic	9.10	9.14

Dilutive share equivalents	0.14	.02

Weighted average shares outstanding – Diluted	9.24	9.16
Net earnings	$0.2	$5.5

Earnings per share – Basic	$.02	$.60

Earnings per share – Diluted	$.02	$.60

TENNANT COMPANY
Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)         Segment Reporting

             The Company operates in one industry segment which consists of the design, manufacture and sale of products and services used primarily in the maintenance of nonresidential floors.

	Three Months Ended March 31
(in millions)	2001	2000

Geographical Net Sales (a)

North America	$74.3	$76.7
Europe	18.2	20.3
Other International	11.2	11.4

Total	$103.7	$108.4

(a) Net of intercompany sales.

(7)         Restructuring Charges

The Company recorded a pre-tax restructuring charge of $5.1 million ($3.3 million after-tax or $.36 per diluted share) in the first quarter of 2001, related to plans to close a leased plant in Germany and transfer production to a contract manufacturer in the Czech Republic.  In connection with these activities, the company will terminate 75 employees. The restructuring charge primarily includes severance payments, building lease costs and write-downs of certain fixed assets.  These restructuring activities are expected to be substantially completed by the end of 2001.

The components of the 2001 and 1999 restructuring charges and the cash and noncash utilizations against the charges in the first quarter of 2001 were as follows:
(In millions)	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
2001 Restructuring Charges:
2001 Initial charges	2.9	2.2	5.1
2001 Cash out lays	(.1)	—	(.1)
March 31, 2001 liability balance	$2.8	$2.2	$5.0

1999 Restructuring Charges:
December 31, 2000 liability balance	$.8	$1.2	$2.0
2001 Cash out lays	(.4)	—	(.4)
March 31, 2001 liability balance	$.4	$1.2	$1.6

The above liabilities are included in accrued expenses.

TENNANT COMPANY
Quarterly Report - Form 10-Q

(8)         Joint Venture Formed

Tennant and Johnson Wax Professional announced in April 2001 the formation of a joint venture company, NexGen Floor Care Systems, which will introduce a revolutionary multi-tasking floor cleaning machine and chemical system  in the second quarter of 2001. NexGen will operate as a separate entity, with a separate sales force and distribution channels. Tennant will manufacture the machine and provide equipment maintenance, after-market parts and technical support.

(9)         New Accounting Pronouncements

As of January 1, 2001, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  The effect of adopting SFAS 133 and SFAS 138 was not material to the earnings and the financial position of the Company as of January 1, 2001 or as of and for the three months ended March 31, 2001.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings in the first quarter ended March 31, 2001, before a restructuring charge of $3.3 million after tax, were $3.5 million or $.38 per diluted share, as compared to net earnings of $5.5 million, or $.60 per diluted share for the comparable 2000 period, representing a 37 percent decrease. Including the restructure charge, net earnings for the first quarter of 2001 were $.2 million, or $.02 per diluted share. Negative foreign currency exchange effects, resulting primarily from the strength of the U. S. dollar compared to the euro, reduced net earnings per diluted share in the first quarter of 2001 by approximately $.07. While the strength of the dollar against the euro was the major contributor to the negative foreign currency exchange effect, the first quarter results were also negatively impacted by the weakness of the Japanese yen, the Australian dollar and the Canadian dollar.

The restructuring charge recorded in the first quarter of 2001 of $3.3 million after tax ($5.1 million pretax) relates to plans to close a leased plant in Germany and transfer production to a contract manufacturer in the Czech Republic. The charge primarily includes severance payments, building lease costs and write-downs of certain fixed assets.  See note 7 to the consolidated financial statements.

Net sales of $103.7 million for the first quarter 2001 decreased 4.3 percent compared to the first quarter 2000 sales of $108.4 million.  Negative foreign currency exchange effects reduced first quarter net sales by approximately $1.9 million. Excluding this unfavorable impact, sales were down 2.6 percent.

TENNANT COMPANY
Quarterly Report - Form 10-Q

The 2.6 percent period-to-period decline in consolidated net sales before foreign currency exchange effects resulted primarily from reduced sales of North American industrial floor maintenance equipment. The slowdown resulted from the very rapid deterioration in the North American industrial economy beginning late in 2000 and continuing in 2001. Price changes did not have a significant effect on year-over-year sales comparisons.

North American sales for the 2001 first quarter were $74.3 million compared with $76.7 million for 2000, representing a 3.1 percent decrease. The decrease was due to significantly lower volumes in industrial equipment, offset partially by double-digit growth in North American service and commercial maintenance equipment business.

In Europe, net sales for the 2001 first quarter declined 10.3 percent to $18.2 million from $20.3 million in the first quarter of 2000. Excluding foreign currency exchange effects, sales in Europe were down 4.4 percent in the first quarter 2001 compared with 2000. The decline resulted primarily from production and pricing challenges encountered as the European operation transitions toward a Pan-European approach to managing the operations. The Company is transitioning from autonomous country operations with local decision-making and processes to a Pan-European operating model with uniform practices and procedures.

In Other International, first quarter sales decreased 1.8 percent to $11.2 million, compared with $11.4 million in 2000. Excluding the effect of the foreign exchange effects in 2000, sales were up 2.6 percent for the quarter despite a downturn in sales to Japan, where economic conditions remain difficult.

Consolidated orders for the quarter ended March 31, 2001 were down 10 percent from the same period of 2000.  Order backlog at March 31, 2001 totaled $11 million compared with $7 million at December 31, 2000 and $20 million at the end of the 2000 first quarter. In the 2000 first quarter, industrial machine orders were extremely strong, which resulted in an unusually large backlog entering the second quarter of 2000.

First quarter gross profit was $39.7 million compared with $44.0 million reported in the first quarter of 2000 or 38.3 percent versus 40.6 percent gross margin as a percentage of sales. Adjusted for negative foreign currency exchange effects, gross margin for the 2001 first quarter was 39.4 percent. The remaining 120-basis-point decline period-over-period resulted from a shift in the mix of products sold toward lower margin products, the challenges encountered in Europe during the quarter, slightly higher discounting of North American industrial machines and an increase in research and development spending.

TENNANT COMPANY
Quarterly Report - Form 10-Q

First quarter selling and administrative (S&A) expenses in 2001 decreased 1.7 percent to $34.8 million from $35.4 million in 2000. For the first quarter, S&A expense as a percentage of sales increased 0.9 percent from 32.7 percent a year ago to 33.6 percent reflecting the decline in sales from the first quarter of 2000 compared to the first quarter of 2001.

Net interest income was $ .2 million in the first quarter 2001 compared to $.1 million for the comparable 2000 period, resulting from higher cash levels in the current quarter. Other income of $.3 million in the first quarter of 2001 compared to ($.1) million in 2000 resulted from foreign currency transaction gains in 2001 versus losses in 2000.

The effective tax rate for the first quarter 2001 was 35.5 percent compared with 36.0 percent  in the 2000 first quarter.

The Company is aggressively reducing costs to adjust to current business conditions and further enhance the Company’s competitive position. The Company is reducing its worldwide workforce, implementing salary reductions, reducing direct labor hours, deferring new hires and significantly cutting discretionary spending. Some of the measures are temporary. The workforce reductions and certain other actions are expected to result in a second quarter restructuring charge of approximately $2.2 to $2.5 million after tax, or $.24 to $.27 per diluted share.

The Company expects to record a nonrecurring pension settlement gain in the second half of 2001. This non-cash gain will be recorded once government approvals of changes being made to the company’s defined benefit retirement plan are received. The gain is estimated to total $3.2 to $3.6 million after tax, or $.35 to $.39 per diluted share.

Liquidity and Capital Resources

The Company generated $2.7 million of operating cash flows in the first quarter of 2001 compared with  $2.5 million in the 2000 first quarter. Cash and cash equivalents totaled $16.7 million at March 31, 2001 compared with $21.5 million at December 31, 2000. Significant uses of cash during the first quarter of 2001 included increased inventories and capital expenditures.

The debt-to-total-capitalization ratio was 13 percent at March 31, 2001 and at December 31, 2000. Netting cash against debt, the net debt to total capitalization is under 5 percent at March 31, 2001. The Company believes that the combination of internally generated funds and available financing sources are more than sufficient to meet the Company’s cash requirements for the next year.

Management regularly reviews the Company’s business operations with the objective of improving financial performance and maximizing its return on investment and has adopted economic profit as its key financial performance measure. In this regard, the Company continues to consider actions to improve financial performance which, if taken, could result in material nonrecurring charges.

TENNANT COMPANY
Quarterly Report - Form 10-Q

Market Risk

The Company’s market risk includes the risk of adverse changes in foreign currency exchange rates. Foreign exchange effects of a strong U.S. dollar reduced diluted earnings per share by approximately $.07 for the first quarter of 2001.  Based on current exchange rates, the Company expects further unfavorable foreign exchange effects for the remainder of 2001, compared with prior year results. The Company uses forward exchange contracts to hedge net exposed assets in Australia, Canada, Japan and U.S. dollar denominated trade payables in Europe.  Additional information on market risk is included in the Company’s Management’s Discussion and Analysis included in its 10-K filing for the year ended December 31, 2000.

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made from time to time by the Company are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. These include factors that affect all businesses operating in a global market as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties presently facing the Company include: the ability to implement its plan to increase worldwide manufacturing efficiencies; political and economic uncertainty throughout the world; inflationary pressures; the potential for increased competition in the Company’s businesses from competitors that have substantial financial resources; the potential for soft markets in certain regions, including North America, Asia, Latin America and Europe; the relative strength of the U.S. dollar, which affects the cost of the company’s products sold internationally; the ability to successfully implement the Enterprise Resource Planning System; and the Company’s plan for growth. The Company cautions that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown.

The Company does not undertake to update any forward-looking statement, and investors are advised to consult any further disclosures by the Company on this matter in its filings with the Securities and Exchange Commission. It is not possible to anticipate or foresee all risk factors, and investors should not consider that any list of such factors to be an exhaustive or complete list of all risks or uncertainties.

TENNANT COMPANY
Quarterly Report - Form 10-Q

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits
	Item #	Description	Method of Filing
	3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.

	3ii	By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(b)	Reports on Form 8-K

Form 8-K, dated February 7, 2001, regarding an announcement of plans to transfer German equipment production to a contract manufacturer.

TENNANT COMPANY
Quarterly Report - Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:		/s/ Janet M. Dolan

	May 15, 2001	Janet M. Dolan President and Chief Executive Officer

Date:		/s/ Anthony T. Brausen

	May 15, 2001	Anthony T. Brausen Vice President and Chief Financial Officer

Date:		/s/ Dean A. Niehus

	May 15, 2001	Dean A. Niehus Corporate Controller and Principal Accounting Officer