Form 10-Q
period 2001-06-30
TENNANT CO
filed 2001-08-10
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001
Commission File No. 04804

TENNANT COMPANY

Incorporated in Minnesota	IRS Emp Id No. 410572550

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota  55440
Telephone No. 763-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

The number of shares outstanding of Registrant’s common stock, par value $.375 on June 30, 2001, was 9,082,651.

TENNANT COMPANY
Quarterly Report - Form 10-Q

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30

			Six Months Ended June 30

	2001	2000	2001	2000

Net sales	$110.7	$115.1	$214.4	$223.5
Less:
Cost of sales	70.3	68.4	134.3	132.8
Selling and administrative expenses	33.9	34.6	68.7	70.0
Restructuring charges	4.9	–	10.0	–

Profit from operations	1.6	12.1	1.4	20.7

Interest income, net	0.2	–	0.4	0.1
Other income (expense)	(0.1)	(0.2)	0.2	(0.3)

Earnings before income taxes	1.7	11.9	2.0	20.5
Income tax expense	0.4	4.3	0.5	7.4

Net earnings	$1.3	$7.6	$1.5	$13.1

Per share:

Basic earnings	$.14	$.84	$.16	$1.44
Diluted earnings	$.14	$.83	$.16	$1.43
Dividends	$.20	$.19	$.40	$.38

Weighted average number of shares:

Basic	9.08	9.07	9.09	9.10
Diluted	9.23	9.11	9.23	9.13

See accompanying notes to consolidated financial statements.

TENNANT COMPANY
Quarterly Report - Form 10-Q

CONSOLIDATED BALANCE SHEETS
(in millions)

ASSETS	(Unaudited) June 30, 2001	December 31, 2000

Cash and cash equivalents	$15.4	$21.5
Receivables	89.9	92.5
Less allowance for doubtful accounts	(4.8)	(4.2)

Net receivables	85.1	88.3
Inventories	50.8	51.9
Prepaid expenses	2.7	1.7
Deferred income taxes, current portion	8.2	8.2

Total current assets	162.2	171.6

Property, plant and equipment	190.5	183.9
Less accumulated depreciation	(122.7)	(117.2)

Net property, plant and equipment	67.8	66.7
Deferred income taxes, long-term portion	6.5	4.3
Intangible assets, net	17.0	17.7
Other assets	3.1	3.0

Total assets	$256.6	$263.3

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

Current debt	$13.5	$12.6
Accounts payable	16.0	17.8
Accrued expenses	32.0	36.9

Total current liabilities	61.5	67.3

Long-term debt	10.0	10.0
Long-term employee-related benefits	31.3	31.1

Total liabilities	102.8	108.4

SHAREHOLDERS' EQUITY
Common stock	3.4	3.4
Additional paid-in capital	2.3	1.5
Common stock subscribed	–	0.4
Unearned restricted shares	(0.6)	(0.9)
Retained earnings	164.1	166.3
Accumulated other comprehensive loss (equity adjustment from foreign currency translation)	(7.3)	(6.9)
Receivable from ESOP	(8.1)	(8.9)

Total shareholders' equity	153.8	154.9

Total liabilities and shareholders' equity	$256.6	$263.3

See accompanying notes to consolidated financial statements.

TENNANT COMPANY
Quarterly Report - Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30

	2001	2000

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$1.5	$13.1

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	10.0	9.1
Deferred tax expense (benefit)	(2.4)	(0.2)
Changes in operating assets and liabilities	(3.2)	(4.7)
Other, net	1.5	1.0

Net cash flows related to operating activities	7.4	18.3

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(11.7)	(9.6)
Proceeds from disposals of property, plant and equipment	0.6	0.5
Other, net	–	(1.0)

Net cash flows related to investing activities	(11.1)	(10.1)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	1.1	(1.5)
Issuance (payments) of long-term borrowings	–	(5.0)
Proceeds from issuance of common stock	1.0	1.1
Purchases of common stock	(1.7)	(2.2)
Dividends paid	(3.6)	(3.4)
Principal payment from ESOP	0.8	0.7

Net cash flows related to financing activities	(2.4)	(10.3)

Effect of exchange rate changes on cash	–	(0.1)

Net decrease in cash and cash equivalents	(6.1)	(2.2)

Cash and cash equivalents at beginning of year	21.5	14.9

Cash and cash equivalents at end of period	$15.4	$12.7

See accompanying notes to consolidated financial statements.

TENNANT COMPANY
Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	In the Company’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. These statements are condensed and therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)	Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. The composition of inventories at June 30, 2001, and December 31, 2000, was as follows:

(in millions)	June 30, 2001	December 31, 2000

FIFO Inventories:
Finished goods	$34.6	$33.0
Raw materials, parts and work-in-process	35.0	37.7

Total FIFO Inventories	69.6	70.7
LIFO reserve	(18.8)	(18.8)

LIFO inventories	$50.8	$51.9

(3)	Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2001, and 2000 were $6.6 million and $5.5 million, respectively. Interest costs paid during the six months ended June 30, 2001 and 2000 were $.7 million and $.9 million, respectively.

(4)	Comprehensive Income

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Comprehensive income is comprised of net earnings and other comprehensive income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments. The reconciliations of net earnings to comprehensive income (loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30

(in millions)	2001	2000	2001	2000

Net earnings	$1.3	$7.6	$1.5	$13.1
Foreign currency translation adjustments	(2.0)	(1.0)	(0.4)	(2.3)

Comprehensive income (loss)	$(0.7)	$6.6	$1.1	$10.8

(5)	Earnings Per Share Computation
(in millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Weighted average shares outstanding – Basic	9.08	9.07	9.09	9.10

Dilutive share equivalents	.15	.04	.14	.03

Weighted average shares outstanding – Diluted	9.23	9.11	9.23	9.13

Net earnings	$1.3	$7.6	$1.5	$13.1

Earnings per share – Basic	$.14	$.84	$.16	$1.44

Earnings per share – Diluted	$.14	$.83	$.16	$1.43

(6)	Segment Reporting

The Company operates in one industry segment which consists of the design, manufacture and sale of products and services used primarily in the maintenance of nonresidential floors. The following sets forth net sales by geographic area:

		Three Months Ended June 30		Six Months Ended June 30

	(in millions)	2001	2000	2001	2000

	Geographical Net Sales (a)
	North America	$79.3	$82.7	$153.6	$159.4
	Europe	20.9	21.8	39.1	42.1
	Other International	10.5	10.6	21.7	22.0

	Total	$110.7	$115.1	$214.4	$223.5

	(a)	Net of intercompany sales.

(7)	Unusual Charges

	In the second quarter of 2001, the Company recorded pre-tax unusual charges of $5.9 million ($3.6 million after-tax or $.39 per diluted share). The unusual charges were comprised primarily of severance and related costs associated with a workforce reduction and other restructuring actions announced in April 2001. In addition, the unusual charges in the 2001 second quarter include an inventory write-down and other costs related to the previously announced closing of a leased plant in Germany and the transfer of the plant's production to a contract manufacturer in the Czech Republic. The inventory write-down of $1 million has been classified in cost of sales, while all other second quarter unusual charges of $4.9 million have been classified as restructuring charges.

	In the first quarter of 2001, the Company recorded a pre-tax restructuring charge of $5.1 million ($3.3 million after-tax or $.36 per diluted share) related to the plans to close a leased plant in Germany and transfer production to a contract manufacturer in the Czech Republic. The first quarter restructuring charge primarily included severance payments, building lease costs and write-downs of certain fixed assets.

	In connection with these activities, the company will terminate approximately 150 employees. These restructuring actions are expected to be substantially completed by June 30, 2002.

The components of the 2001 and 1999 unusual charges and the cash and noncash utilizations against the charges in the six months ended June 30, 2001 were as follows:

(In millions)	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total

2001 Unusual Charges:
First quarter initial charges	$2.9	$2.2	$5.1
Second quarter initial charges	3.3	2.6	5.9
2001 Utilization:
Cash	(1.8)	(0.2)	(2.0)
Non-cash	–	(2.7)	(2.7)

June 30, 2001 liability balance	$4.4	$1.9	$6.3

1999 Unusual Charges:
December 31, 2000 liability
Balance	$0.8	$1.2	$2.0
2001 Utilization:
Cash	(0.5)	–	(0.5)
Non-cash	–	(0.2)	(0.2)

June 30, 2001 liability balance	$0.3	$1.0	$1.3

The above liabilities are included in accrued expenses.

(8)	Joint Venture Formed

Tennant and Johnson Wax Professional announced in April 2001 the formation of a joint venture company, NexGen Floor Care Systems, which introduced a revolutionary multi-tasking floor cleaning machine and chemical system in the second quarter of 2001. NexGen will operate as a separate entity, with a separate sales force and distribution channels. Tennant will manufacture the machine and provide equipment maintenance, aftermarket parts and technical support.

(9)	New Accounting Pronouncements

As of January 1, 2001, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The effect of adopting SFAS 133 and SFAS 138 was not material to the consolidated financial position and results of operations of the Company as of January 1, 2001, or as of and for the six months ended June 30, 2001.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives.

The Company is required to adopt SFAS 141 immediately. SFAS 142 adoption will be effective January 1, 2002. The Company is in the process of determining the effect of SFAS 142 on the consolidated financial position and results of operations of the Company.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings in the second quarter ended June 30, 2001, before unusual charges of $3.6 million after tax, were $4.9 million or $.53 per diluted share, on net sales of $110.7 million for the quarter. Including unusual charges, net earnings for the second quarter of 2001 were $1.3 million, or $.14 per diluted share.  In the comparable 2000 period, the company reported net earnings of $7.6 million, or $.83 per diluted share, on net sales of $115.1 million.  Negative foreign currency translation effects, resulting primarily from the strength of the U. S. dollar compared to the Euro, Japanese yen and Australian dollar reduced net sales in the 2001 second quarter by approximately $2.0 million and diluted earnings per share by approximately $.08.

Unusual charges recorded in the second quarter of 2001 totaled $3.6 million after tax ($5.9 million pretax), or $.39 per diluted share.  The unusual charges were comprised largely of severance and related costs associated with a workforce reduction and other restructuring actions announced in April 2001.  In addition, the unusual charges in the 2001 second quarter include an inventory write-down of $1 million and other costs related to the previously announced closing of a leased plant in Germany and the transfer of the plant’s production to a contact manufacturer in the Czech Republic.  The inventory write-down has been classified in cost of sales, while all other unusual charges have been classified as restructuring charges.  See note 7 to the consolidated financial statements.

For the six months ended June 30, 2001, net earnings, before unusual charges of $6.9 million after tax, were $8.4 million or $.91 per diluted share, on net sales of $214.4 million.  Including unusual charges, net earnings for the second quarter of 2001 were $1.5 million, or $.16 per diluted share.  In the comparable 2000 period, the company reported net earnings of $13.1 million, or $1.43 per diluted share, on net sales of $223.5 million.  Negative foreign currency translation effects, resulting primarily from the strength of the U. S. dollar compared to the Euro, Japanese yen and Australian dollar reduced net sales in the 2001 first six months by approximately $3.9 million and diluted earnings per share by approximately $.15.

Unusual charges in the six months ended June 30, 2001, of $6.9 million after tax ($11.0 million pretax), or $.75 per diluted share, were comprised of the restructuring charges and inventory write-down recorded in the 2001 second quarter, as well as 2001 first quarter charges related to the planned closure of the plant in Germany and the transfer of its production to a contract manufacturer in the Czech Republic.  The 2001 restructuring actions are expected to provide an annualized pre-tax benefit of approximately $3.5 million.  See note 7 to the consolidated financial statements.

Consolidated net sales of $110.7 million for the second quarter 2001 decreased 3.8% compared to the second quarter 2000 sales of $115.1 million.  Negative foreign currency translation effects reduced second quarter net sales by approximately $2.0 million.  Excluding this unfavorable impact, consolidated net sales were down 2.1%.  Price increases benefited consolidated net sales in the 2001 second quarter by about 1.5%.  Year-to-date, consolidated net sales declined 4.1% compared with the six months ended June 30, 2000.  Excluding negative foreign currency translation effects, consolidated net sales for the year to date declined 2.3%.  The period-to-period declines in consolidated net sales for the quarter and six months ended June 30, 2001 resulted primarily from lower sales of North American industrial floor maintenance equipment that resulted from a rapid deterioration in the North American industrial economy beginning late in 2000 and continuing through the first six months of 2001.  The unfavorable effects of this economic slowdown are expected to continue in the second half of the year.

North American sales for the 2001 second quarter decreased 4.1% to $79.3 million, compared with $82.7 million in 2000.  For the first six months, sales were $153.6 million, down 3.6% from $159.4 million for the first six months of 2000.  The decreases for both the comparable quarter and six-month periods were due to double-digit percentage declines in industrial equipment sales resulting from the deteriorating conditions in the North America industrial economy.  This was partially offset by double-digit percentage increases for the comparable quarter and six-month periods in North America commercial equipment sales and service revenues.

In Europe, net sales for the 2001 second quarter decreased 4.1% to $20.9 million, compared with the comparable 2000 period.  For the first six months, sales were $39.1 million, down 7.1% from the first six months of 2000.  Excluding foreign currency translation effects, sales in Europe for the 2001 second quarter increased about 1% but decreased by 1.7% for the six-month period compared with the corresponding year-ago periods.  The economic conditions in Europe weakened during the first half of 2001.

In Other International, 2001 second quarter sales decreased 0.9% to $10.5 million, compared with $10.6 million in 2000.  For the first six months, sales were $21.7 million, down 1.4% from $22.0 million for the first six months of 2000.  Excluding the effects of foreign currency translation, sales were up 5.7% for the quarter and 4.1% for the six-month period compared with the 2000 periods.  This is despite a downturn in sales to Japan, where economic conditions remain difficult.

Consolidated orders for the six months ended June 30, 2001, were down 3.8% from the comparable 2000 period.  Order backlog at June 30, 2001, totaled $9 million compared with $11 million at March 31, 2001, and $14 million at June 30, 2000.  In the 2000 second quarter, industrial machine orders were extremely strong, which resulted in an unusually large backlog entering the third quarter of 2000.

Second quarter 2001 gross profit margin before unusual charges was 37.4% compared with 40.6% reported in the second quarter of 2000.  Adjusted for negative foreign currency translation effects, gross margin for the 2001 second quarter was 38.2%.  The remaining 2.4 percentage-point decline resulted primarily from a shift in the mix of products sold toward lower margin products.  North American industrial equipment products have a higher gross margin than both North American commercial products and service revenues.  The unfavorable effects on gross profit margins are expected to continue in the second half of the year.

The first six months of 2001 gross margin before unusual charges were 37.8% compared to 40.6% in the comparable 2000 period.  Adjusted for foreign currency translation effects, gross margin for the 2001 six-month period was 38.8%.  Again, the remaining 1.8 percentage-point decline was primarily due to the aforementioned product mix shift for the six-month period.

Second quarter selling and administrative (S&A) expenses in 2001 decreased 2% to $33.9 million from $34.6 million in 2000.  For the second quarter, S&A expense as a percentage of sales increased from 30.1% in 2000 to 30.6% in 2001 reflecting the decline in year-over-year sales.  Similarly, the first six month’s S&A expenses in 2001 represented 32.0% of sales compared to 31.3% in the first six months of 2000.

The effective tax rate, before unusual charges, for the second quarter and first six months of 2001 approximated 35.5% compared with 36% in the 2000 comparative periods.  Including unusual charges, the effective tax rate for the quarter was 23.5% and for the first six months of 2001 was 25%.

The Company expects to record a nonrecurring pension settlement gain in the second half of 2001.  This non-cash gain will be recorded once government approvals of changes being made to the company’s defined benefit retirement plan are received.  The gain is estimated to total $3.2 to $3.6 million after tax, or $.35 to $.39 per diluted share.

Liquidity and Capital Resources

The Company generated $7.4 million of operating cash flows year-to-date in 2001 compared with  $18.3 million in the comparable 2000 period.  Cash and cash equivalents totaled $15.4 million at June 30, 2001, compared with $21.5 million at December 31, 2000.  Significant uses of cash in 2001 included cash for employee severance payments and increased capital expenditures.

The debt-to-total-capitalization ratio was 13% at June 30, 2001, and at June 30, 2000.  Netting cash against debt, the net debt to total capitalization is 5% at June 30, 2001.  The Company believes that the combination of internally generated funds and available financing sources are more than sufficient to meet the Company’s cash requirements for the next year.

Management regularly reviews the Company’s business operations with the objective of improving financial performance and maximizing its return on investment and has adopted economic profit as its key financial performance measure.  In this regard, the Company continues to consider actions to improve financial performance which, if taken, could result in material nonrecurring charges.

Market Risk

The Company’s market risk includes the risk of adverse changes in foreign currency exchange rates.  Foreign currency translation effects of a strong U.S. dollar reduced diluted earnings per share by approximately $.08 for the second quarter of 2001 and $.15 year to date compared with the year-ago periods.  Based on current foreign exchange rates, the Company expects further unfavorable foreign exchange effects for the remainder of 2001, compared with prior year results.  The Company uses forward exchange contracts to hedge net exposed assets in Australia, Canada, Japan and U.S. dollar-denominated trade payables in Europe.  Additional information on market risk is included in the Management Discussion and Analysis section of the Company's Form 10-K filing for the year ended December 31, 2000.

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

There were no reports filed on Form 8-K for the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 10, 2001	/s/ Janet M. Dolan

	August 10, 2001	Janet M. Dolan
President and Chief Executive Officer

Date:	August 10, 2001	/s/ Anthony T. Brausen

	August 10, 2001	Anthony T. Brausen
Vice President and Chief Financial Officer

Date:	August 10, 2001	/s/ Dean A. Niehus

	August 10, 2001	Dean A. Niehus
Corporate Controller and
Principal Accounting Officer