Form 10-Q
period 2001-09-30
TENNANT CO
filed 2001-11-13
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

Commission File No. 04804

TENNANT COMPANY

Incorporated in Minnesota	IRS Emp Id No. 410572550

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota 55440
Telephone No. 763-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☒     No     ☐

The number of shares outstanding of Registrant’s common stock, par value $.375 on September 30, 2001, was 9,027,017.

TENNANT COMPANY

Quarterly Report - Form 10-Q

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(In millions, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2001	2000	2001	2000
Net sales	$105.0	$115.1	$319.4	$338.6
Less:
Cost of sales	67.2	69.6	201.5	202.4
Selling and administrative expenses	33.2	34.7	101.9	104.7
Restructuring charges	–	–	10.0	–
Profit from operations	4.6	10.8	6.0	31.5
Interest income, net	0.1	0.3	0.5	0.4
Other income (expense)	(0.2)	–	–	(0.3)
Earnings before income taxes	4.5	11.1	6.5	31.6
Income tax expense	1.6	3.9	2.1	11.3
Net earnings	$2.9	$7.2	$4.4	$20.3
Per share:
Basic earnings	$0.32	$0.79	$0.48	$2.23
Diluted earnings	$0.32	$0.79	$0.48	$2.22
Dividends	$0.20	$0.20	$0.60	$0.58
Weighted average number of shares:
Basic	9.07	9.05	9.08	9.09
Diluted	9.21	9.11	9.22	9.12

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In millions)

	(Unaudited)
ASSETS	September 30, 2001	December 31, 2000
Cash and cash equivalents	$13.4	$21.5
Receivables	88.7	92.5
Less allowance for doubtful accounts	(5.2)	(4.2)
Net receivables	83.5	88.3
Inventories	48.5	51.9
Prepaid expenses	2.5	1.7
Deferred income taxes, current portion	8.2	8.2
Total current assets	156.1	171.6
Property, plant and equipment	193.9	183.9
Less accumulated depreciation	(123.6)	(117.2)
Net property, plant and equipment	70.3	66.7
Deferred income taxes, long-term portion	7.2	4.3
Intangible assets, net	17.4	17.7
Other assets	3.2	3.0
Total assets	$254.2	$263.3
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Current debt	$13.5	$12.6
Accounts payable	13.0	17.8
Accrued expenses	30.4	36.9
Total current liabilities	56.9	67.3
Long-term debt	10.0	10.0
Long-term employee-related benefits	32.8	31.1
Total liabilities	99.7	108.4
SHAREHOLDERS' EQUITY
Common stock	3.4	3.4
Additional paid-in capital	0.2	1.5
Common stock subscribed	–	0.4
Unearned restricted shares	(0.4)	(0.9)
Retained earnings	165.2	166.3
Accumulated other comprehensive loss (equity adjustment from foreign currency translation)	(5.8)	(6.9)
Receivable from ESOP	(8.1)	(8.9)
Total shareholders' equity	154.5	154.9
Total liabilities and shareholders' equity	$254.2	$263.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended September 30
	2001	2000
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$4.4	$20.3
Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	14.4	13.9
Deferred tax expense (benefit)	(3.0)	(0.4)
Changes in operating assets and liabilities	(1.5)	(0.7)
Other, net	1.1	1.5
Net cash flows related to operating activities	15.4	34.6
CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(18.8)	(16.1)
Proceeds from disposals of property, plant and equipment	2.1	1.4
Other, net	–	(1.0)
Net cash flows related to investing activities	(16.7)	(15.7)
CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	0.7	(1.0)
Issuance (payments) of long-term borrowings	–	(5.0)
Proceeds from issuance of common stock	1.8	1.6
Purchases of common stock	(4.6)	(2.8)
Dividends paid	(5.4)	(5.2)
Principal payment from ESOP	0.8	0.7
Net cash flows related to financing activities	(6.7)	(11.7)
Effect of exchange rate changes on cash	(0.1)	(0.3)
Net (decrease) increase in cash and cash equivalents	(8.1)	6.9
Cash and cash equivalents at beginning of year	21.5	14.9
Cash and cash equivalents at end of period	$13.4	$21.8

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       In the Company’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.  These statements are condensed and therefore do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)                    Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.  The composition of inventories at September 30, 2001, and December 31, 2000, was as follows:

(In millions)	September 30, 2001	December 31, 2000
FIFO Inventories:
Finished goods	$33.2	$33.0
Raw materials, parts and work-in-process	34.1	37.7
Total FIFO Inventories	67.3	70.7
LIFO reserve	(18.8)	(18.8)
LIFO inventories	$48.5	$51.9

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(3)                    Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2001, and 2000 were $9.5 million and $9.7 million, respectively.  Interest costs paid during the nine months ended September 30, 2001 and 2000 were $1.2 million and $1.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)    Comprehensive Income

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet.  Comprehensive income is comprised of net earnings and other comprehensive income.  Other comprehensive income consists solely of foreign currency translation adjustments.  The reconciliations of net earnings to comprehensive income are as follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(In millions)	2001	2000	2001	2000
Net earnings	$2.9	$7.2	$4.4	$20.3
Foreign currency translation adjustments	1.5	(1.6)	1.1	(3.9)
Comprehensive income	$4.4	$5.6	$5.5	$16.4

(5)       Earnings Per Share Computation

(In millions, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2001	2000	2001	2000
Weighted average shares outstanding – Basic	9.07	9.05	9.08	9.09
Dilutive share equivalents	.14	.06	.14	.03
Weighted average shares outstanding – Diluted	9.21	9.11	9.22	9.12
Net earnings	$2.9	$7.2	$4.4	$20.3
Earnings per share – Basic	$0.32	$0.79	$0.48	$2.23
Earnings per share – Diluted	$0.32	$0.79	$0.48	$2.22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)       Segment Reporting

The Company operates in one industry segment that consists of the design, manufacture and sale of products and services used primarily in the maintenance of nonresidential floors.  The following sets forth net sales by geographic area:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(In millions)	2001	2000	2001	2000
Geographical Net Sales (a)
North America	$76.9	$83.9	$230.5	$243.3
Europe	18.7	19.4	57.8	61.5
Other International	9.4	11.8	31.1	33.8
Total	$105.0	$115.1	$319.4	$338.6

(a)        Net of intercompany sales.

(7)       Unusual Charges

In the second quarter of 2001, the Company recorded pre-tax unusual charges of $5.9 million ($3.6 million after-tax or $0.39 per diluted share).  The unusual charges were comprised primarily of severance and related costs associated with a workforce reduction and other restructuring actions announced in April 2001.  In addition, the unusual charges in the 2001 second quarter include an inventory write-down and other costs related to the previously announced closing of a leased plant in Germany and the transfer of the plant's production to a contract manufacturer in the Czech Republic. The inventory write-down of $1 million has been classified in cost of sales, while all other second quarter unusual charges of $4.9 million have been classified as restructuring charges.

In the first quarter of 2001, the Company recorded a pre-tax restructuring charge of $5.1 million ($3.3 million after-tax or $0.36 per diluted share) related to the plans to close the leased plant in Germany and transfer production to a contract manufacturer in the Czech Republic.  The first quarter restructuring charge primarily included severance payments, building lease costs and write-downs of certain fixed assets.

In connection with these activities, the Company will terminate a total of approximately 150 employees.  These restructuring actions are expected to be substantially completed by June 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the 2001 and 1999 unusual charges and the cash and noncash utilizations against the charges during the nine months ended September 30, 2001 were as follows:

(In millions)	Severance, Early	Noncancelable
	Retirement and	Contractual Obligations
	Related Costs	and Other	Total
2001 Unusual Charges:
First quarter initial charges	$2.9	$2.2	$5.1
Second quarter initial charges	3.3	2.6	5.9
2001 Utilization:
Cash	(2.7)	(0.4)	(3.1)
Non-cash	–	(3.0)	(3.0)
September 30, 2001 liability balance	$3.5	$1.4	$4.9

1999 Unusual Charges:
December 31, 2000 liability Balance	$0.8	$1.2	$2.0
2001 Utilization:
Cash	(0.6)	(0.2)	(0.8)
Non-cash	–	(0.4)	(0.4)
September 30, 2001 liability balance	$0.2	$0.6	$0.8

The above liabilities are included in accrued expenses.

(8)       Joint Venture Formed

During April, 2001, Tennant and Johnson Wax Professional announced the formation of a joint venture company, NexGen Floor Care Systems, which introduced a multi-tasking floor cleaning machine and chemical system during the second quarter of 2001.  The joint venture will operate as a separate entity, with a separate sales force and distribution channels.  Tennant will manufacture the machine and provide equipment maintenance, aftermarket parts and technical support.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)       New Accounting Pronouncements

As of January 1, 2001, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS 133 requires a company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  The effect of adopting SFAS 133 and SFAS 138 was not material to the consolidated financial position and results of operations of the Company as of January 1, 2001, or as of and for the nine months ended September 30, 2001.

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

SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in August 2001 and establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  The Company is currently reviewing SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, to determine whether there will be an impact on the financial statements.  The Company must adopt the provisions of this statement no later than January 1, 2003.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001.  SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.  The Company is currently evaluating this statement to determine whether there will be an impact on the financial statements.  The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.  The Company will adopt the provisions of this statement on January 1, 2002.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings in the third quarter ended September 30, 2001 were $2.9 million or $0.32 per diluted share, on net sales of $105 million for the quarter.  In the comparable 2000 period, the Company reported net earnings of $7.2 million, or $0.79 per diluted share, on net sales of $115.1 million.  Negative foreign currency translation effects, resulting primarily from the strength of the U. S. dollar compared to the Euro, Japanese yen and Australian dollar reduced net sales in the 2001 third quarter by approximately $2 million and diluted earnings per share by approximately $0.03.

For the nine months ended September 30, 2001, net earnings, before unusual charges of $6.9 million after tax, were $11.3 million or $1.23 per diluted share, on net sales of $319.4 million.  After unusual charges, net earnings for the nine months ended September 30, 2001 were $4.4 million, or $0.48 per diluted share.  In the comparable 2000 period, the company reported net earnings of $20.3 million, or $2.22 per diluted share, on net sales of $338.6 million.  Negative foreign currency translation effects, resulting primarily from the strength of the U. S. dollar compared to the Euro, Japanese yen and Australian dollar reduced net sales in the first nine months of 2001 by approximately $5.9 million and diluted earnings per share by approximately $0.18.

Unusual charges for the nine months ended September 30, 2001 of $6.9 million after tax ($11.0 million pretax), or $0.75 per diluted share, resulted from restructuring charges and an inventory write-down recorded during the first six months of 2001.  Restructuring charges of $4.9 million pretax for a workforce reduction and an inventory write-down of $1.0 million pretax were recorded during the second quarter of 2001.  First quarter 2001 restructuring charges totaled $5.1 million pretax and related to the planned closure of a plant in Germany and the transfer of its production to a contract manufacturer in the Czech Republic.  The inventory write-down related to the transfer of production and was recorded in cost of sales.  The 2001 restructuring actions are expected to provide an annualized pre-tax benefit of approximately $3.5 million.  See note 7 to the consolidated financial statements.

Consolidated net sales of $105 million for the third quarter 2001 decreased 8.8% compared to third quarter 2000 sales of $115.1 million.  Negative foreign currency translation effects reduced third quarter net sales by $2 million.  Excluding this unfavorable impact, consolidated net sales were down 7%.  Price increases benefited consolidated net sales in the 2001 third quarter by approximately 1%, with volume declines accounting for the remainder of the sales decrease.  Year-to-date, consolidated net sales declined 5.7% compared with the nine months ended September 30, 2000.  Excluding negative foreign currency translation effects, consolidated net sales for the year to date declined 4%.  The period-to-period declines in consolidated net sales for the quarter and nine months ended September 30, 2001 resulted primarily from lower sales of North American industrial equipment.  Lower sales of industrial equipment resulted from a rapid deterioration in the North American industrial economy beginning late in 2000 and continuing through the first nine months of 2001.  During the third quarter, economic conditions deteriorated in the global economy as well.  The unfavorable effects of the global economic slowdown are expected to continue for at least the remainder of the year and into 2002.

North American sales for the 2001 third quarter decreased 8.3% to $76.9 million, compared with $83.9 million in 2000.  For the first nine months, sales were $230.5 million, down 5.3% from $243.3 million for the first nine months of 2000.  The decreases for both the comparable quarter and nine-month periods were due to 31% and 24% declines, respectively, in industrial equipment sales resulting from the deteriorating conditions in the North America industrial economy.  This was partially offset by increases for the comparable quarter and nine-month periods in North America commercial sales and service revenues.  The percentage increase in commercial sales was in the high single digits and the service revenues percentage increase was in the low double digits during the 2001 third quarter.  For the nine month period, the percentage increase was in the low double digits for both commercial sales and service revenues.

In Europe, net sales for the 2001 third quarter decreased 3.6% to $18.7 million, compared with the comparable 2000 period.  For the first nine months, sales were $57.8 million, down 6.0% from the first nine months of 2000.  Excluding foreign currency translation effects, sales in Europe for the 2001 third quarter increased about 3% but were essentially flat for the nine-month period compared with the corresponding year-ago periods. Economic conditions in Europe weakened in the first half of 2001 and deteriorated further during the 2001 third quarter.

In Other International, 2001 third quarter sales decreased 20.3% to $9.4 million, compared with $11.8 million in 2000.  For the first nine months, sales were $31.1 million, down 8.0% from $33.8 million for the first nine months of 2000.  Excluding the effects of foreign currency translation, sales were down 15% for the quarter and 3% for the nine-month period compared with the 2000 periods.  The third quarter and year to date decreases are due to weakness in Latin America, Japan and other Asian economies that accelerated during the 2001 third quarter.

Order backlog at September 30, 2001, totaled $8 million compared with $9 million at June 30, 2001, and $13 million at September 30, 2000.  In the third quarter of 2000, industrial machine orders were strong, which resulted in an unusually large backlog entering the fourth quarter of 2000.

Third quarter 2001 gross profit margin was 36.0% compared with 39.5% reported in the third quarter of 2000.  Adjusted for negative foreign currency translation effects, gross margin for the 2001 third quarter was 36.5%.  The remaining three percentage-point decline resulted primarily from a shift in the mix of products sold toward lower margin products.  Gross margin on North American industrial equipment products are higher than both North American commercial equipment products and service revenues.  The unfavorable effects on gross profit margins are expected to continue for at least the remainder of the year and into 2002.

The year-to-date 2001 gross margin before unusual charges was 37.2% compared to 40.2% in the comparable 2000 period.  Adjusted for foreign currency translation effects, gross margin for the 2001 nine-month period was 38.1%.  The remaining 2.1 percentage-point decline was primarily due to the aforementioned shift in product mix for the nine-month period.

Third quarter selling and administrative (S&A) expenses in 2001 decreased 4.3% to $33.2 million from $34.7 million in 2000 and decreased 2.7% to $101.9 million for the year-to-date period, compared with $104.7 million last year as a result of lower profit-related expenses and cost-reduction actions taken.  For the third quarter, S&A expense as a percentage of sales increased from 30.1% in 2000 to 31.6% in 2001 reflecting the decline in year-over-year sales.  Similarly, the first nine month’s S&A expenses in 2001 represented 31.9% of sales compared to 30.9% in the first nine months of 2000.

The effective tax rate for the third quarter and first nine months of 2001 approximated 35.5% before unusual charges, compared with 35.1% in the third quarter of 2000 and 35.8% for the nine-month period.  Including the effect of unusual charges, the effective tax rate for the first nine months of 2001 was 32.3%.

The Company expects to record a non-cash nonrecurring pension settlement gain in the last quarter of 2001, assuming government approvals of changes being made to the company’s defined benefit retirement plan are received.  The gain is estimated to total $3.2 to $3.6 million after tax, or $0.35 to $0.39 per diluted share.

The Company’s 2001 results will also include 13 months of sales and net earnings from its European operations as a result of a decision to adjust the fiscal year for its European operations to the calendar year.  This change, which results from the conversion of the European information system to a platform consistent with the U.S., will benefit net sales in 2001 but reduce 2001 net earnings because the company’s European operations typically operate at a loss during the holiday-shortened month of December.  The fiscal year of the European operations previously ended in November.

Liquidity and Capital Resources

The Company generated $15.4 million of operating cash flows year-to-date in 2001 compared with  $34.6 million in the comparable 2000 period.  This decrease was primarily attributable to the $15.9 million decrease in net earnings between the comparable nine month periods of 2001 and 2000.  Cash and cash equivalents totaled $13.4 million at September 30, 2001, compared with $21.5 million at December 31, 2000.  Significant uses of cash in 2001 included cash for employee severance payments and capital expenditures.

The debt-to-total-capitalization ratio was 13% at September 30, 2001, and September 30, 2000. The Company believes that the combination of internally generated funds and available financing sources are more than sufficient to meet the Company’s cash requirements for the next year.

Management regularly reviews the Company’s business operations with the objective of improving financial performance and maximizing its return on investment.  In this regard, the Company continues to consider actions to improve financial performance which, if taken, could result in material nonrecurring charges.

Market Risk

The Company’s market risk includes the risk of adverse changes in foreign currency exchange rates.  Foreign currency translation effects of a strong U.S. dollar reduced diluted earnings per share by approximately $0.03 for the third quarter of 2001 and $0.18 year to date compared with the year-ago periods.  Based on current foreign exchange rates, the Company expects further unfavorable foreign exchange effects for the remainder of 2001, compared with prior year results.  The Company uses forward exchange contracts to hedge net exposed assets in Australia, Canada, Japan and U.S. dollar-denominated trade payables in Europe.  Additional information on market risk is included in the Management Discussion and Analysis section of the Company's Form 10-K filing for the year ended December 31, 2000.

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

(b)       Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	November 13, 2001	/s/ Janet M. Dolan
	November 13, 2001	Janet M. Dolan
President and Chief Executive Officer

Date:	November 13, 2001	/s/ Anthony T. Brausen
	November 13, 2001	Anthony T. Brausen
Vice President, Chief Financial Officer,
and Treasurer

Date:	November 13, 2001	/s/ Gregory M. Siedschlag
	November 13, 2001	Gregory M. Siedschlag
Corporate Controller and
Principal Accounting Officer