Form 10-K
period 2001-12-31
TENNANT CO
filed 2002-03-29
CIK 97134

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.  Commission File Number 0-4804

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

$3,378,408.50 is aggregate market value of common stock held by non-affiliates as of March 15, 2002.

9,009,076 shares outstanding at March 15, 2002

DOCUMENTS INCORPORATED BY REFERENCE

2001 Annual Report to Shareholders — Part I (Partial), Part II (Partial) and Part IV (Partial)

2002 Proxy — Part III (Partial)

TENNANT COMPANY

2001

ANNUAL REPORT

Form 10-K

(Pursuant to Securities Exchange Act of 1934)

PART I

Part I is included in the Tennant Company 2001 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 3 — “Legal Proceedings,” of which there were no material legal proceedings pending, and Item 4 — “Submission of Matters to a Vote of Security Holders” during the fourth quarter, of which there were none.

ITEM 1 — Business

General Development of Business

Tennant Company, a Minnesota corporation incorporated in 1909, is a world leader in designing, manufacturing and marketing products used primarily in the maintenance of nonresidential floors.  The Company’s equipment is used to clean factories, office buildings, airports, hospitals, schools, warehouses, parks, streets and more.  Customers include contract cleaners, distributors of cleaning equipment and supplies, corporations, health care facilities, schools and local, state and federal governments.

Tennant’s shares are traded on the New York Stock Exchange (NYSE) under the symbol TNC.

Industry Segments, Foreign and Domestic Operations and Export Sales

The Company, as described under “General Development of Business,” has one business segment. The Company sells its products domestically and internationally. Financial information on the Company’s geographic areas are provided on page 28, segment reporting of the 2001 Annual Report to Shareholders. Nearly all of the Company’s foreign investment in assets reside within Australia, Canada, Japan, Spain, The Netherlands, the United Kingdom, France, and Germany. While subject to increases or decreases in value over time due to foreign exchange rate movements, these investments are considered to be of low business risk.

Principal Products, Markets and Distribution

Products consisting mainly of motorized cleaning equipment and related products, including floor cleaning and preservation products, are sold through a direct sales organization and independent distributors in North America, primarily through a direct sales organization in Australia, France, Spain, The Netherlands, Germany, and the United Kingdom, and through independent distributors in more than 40 foreign countries. Additional information pertaining to products is included in the inside front cover of the 2001 Annual Report to Shareholders. Tennant is headquartered in Minneapolis, Minnesota, and also has manufacturing operations in Holland, Michigan and Uden, The Netherlands.

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

Seasonality

Although the Company’s business is not seasonal in the traditional sense, historically revenues and earnings have been more concentrated in the fourth quarter of each year reflecting the tendency of customers to increase capital spending during such quarter, and the Company’s efforts to close orders and reduce order backlogs.

Major Customers

The Company sells its products to a wide variety of customers, no one of which is of material importance in relation to the business as a whole.

Backlog

The Company routinely fills orders within 30 days on average. Consequently, order backlogs are generally not indicative of future sales levels.

Competition

While there is no industry association or industry data, the Company believes, through its own market research, that it is a world-leading manufacturer of floor maintenance equipment. Active competition exists in most geographic areas; however, it tends to originate from different sources in each area, and the Company’s market share is believed to exceed that of the leading competitor in many areas. The Company competes primarily on the basis of offering a broad line of high-quality, innovative products supported by an extensive sales/service network in major markets.

Product Research and Development

The Company regularly commits what is believed to be an above-average amount of resources to product research and development. In 2001, 2000 and 1999, respectively, the Company spent $16,578,000, $15,466,000 and $14,861,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes.

Environmental Protection

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employment

The Company employed 2,387 persons in worldwide operations as of December 31, 2001.

ITEM 2 — Properties

The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota metropolitan area.  Manufacturing facilities are located in Minnesota, Michigan and The Netherlands.  Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, and Australia.  The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs.  Further information regarding the Company’s property and lease commitments is included on pages 21 and 25 of the 2001 Annual Report to Shareholders Notes to Consolidated Financial Statements.

ITEM 3 — Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 — Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Janet M. Dolan, President and Chief Executive Officer

Janet M. Dolan (52) joined the Company in 1986. Ms. Dolan was appointed General Counsel and Secretary in 1987, Vice President in 1990, Senior Vice President in 1995, Executive Vice President in 1996, President and Chief Operating Officer and a director in 1998. Ms. Dolan was named Chief Executive Officer in 1999. She is a director of Tennant Sales and Service Company, Tennant Finance Company, and Tennant Sales and Service Finance Company. She is a member of the NYSE Listed Company Advisory Committee. She is also director of Donaldson Company, Inc. and The St. Paul Companies, Inc.

Richard M. Adams, Vice President

Richard M. Adams (54) joined the Company in 1974. He became Assistant Controller in 1983 and was named Corporate Controller in 1986. Mr. Adams was named Vice President, Global Accounts in 1993 and Vice President, New Business Development in 1999. Mr. Adams is a Certified Public Accountant. Mr. Adams is a director of Tennant UK Limited, Tennant Holding B.V., Tennant Europe B.V., and Tennant Import B.V.

Anthony T. Brausen, Vice President, Chief Financial Officer and Treasurer

Anthony T. Brausen (42) joined the Company in March 2000 as Vice President and Chief Financial Officer. He was named also as Treasurer in February 2001. Mr. Brausen is a Certified Public Accountant. He is a director of Tennant N.V., Tennant Sales and Service Company, Tennant Finance Company, and Tennant Sales and Service Finance Company.

Rex L. Carter, Vice President, E-Solutions

Rex L. Carter (50) joined the Company in October 2001 as Vice President, E-Solutions.

Thomas J. Dybsky, Vice President

Thomas J. Dybsky (52) joined the Company in 1998 as Vice President of Human Resources. Mr. Dybsky is a director of Tennant N.V.

Anthony Lenders, Managing Director of Tennant N.V.

Anthony Lenders (56) joined the Company in 2000 as Managing Director of Tennant N.V.

James H. Moar, Chief Operating Officer

James H. Moar (53) joined the Company in 1998 as Senior Vice President of Industrial Markets. He was named Chief Operating Officer in 1999. Mr. Moar is a director of Tennant Sales and Service Company, Tennant Finance Company, and Tennant Sales and Service Finance Company.

James J. Seifert, Vice President, General Counsel and Secretary

James J. Seifert (45) joined the company in 1999 as Vice President, General Counsel and Secretary. Mr. Seifert is a director of Tennant UK Limited, Tennant Holding B.V., Tennant Europe B.V., Tennant Import B.V., Tennant N.V., Tennant Sales and Service Company, Tennant Finance Company, and Tennant Sales and Service Finance Company.

Gregory M. Siedschlag, Corporate Controller and Principal Accounting Officer

Gregory M. Siedschlag (42) joined the Company in July 2001 as Corporate Controller and Principal Accounting Officer.  Mr. Siedschlag is a Certified Public Accountant. He is a director of Tennant Company Far East Headquarters Pte Ltd.

Steven K. Weeks, Vice President

Steven K. Weeks (46) joined the Company in 1984. He was named Manager, Global New Business and Marketing Development in 1993; Director of Marketing in 1994; Vice President, Customer Solutions in 1996; and Vice President, Global Marketing in 1999.

PART II

Part II is included in the Tennant Company 2001 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure,” of which there were none.

PART III

Part III is included in the Tennant Company 2002 Proxy (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 13 – “Certain Relationships and Related Transactions,” of which there were none, and Item 10 – “Directors and Executive Officers of the Registrant” as it relates to executive officers. Identification of executive officers is included in Part I of this Form 10-K Annual Report.

PART IV

ITEM 14 — Exhibits, Financial Statement Schedule, and Reports on Form 8-K

A.           The following documents are filed as a part of this report:

1.               Financial Statements

The following consolidated financial statements and independent auditors’ report are included on pages 15 through 29 of the Tennant Company 2001 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference:

a.               Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 2001 — page 15.

b.              Consolidated Balance Sheets as of December 31, 2001 and 2000 — page 16.

c.               Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001 — page 17.

d.              Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2001 — page 18.

e.               Independent Auditors’ Report of KPMG LLP — page 29.

f.                 Notes to Consolidated Financial Statements — pages 19 through 28.

2.             Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(Dollars in Thousands)

Allowance for doubtful accounts	Balance at beginning of year	Additions charge to costs and expenses	Deductions from reserves (1)	Balance at end of year
Year ended December 31, 2001	$4,178	$2,016	$1,493	$4,701
Year ended December 31, 2000	$4,393	$1,270	$1,485	$4,178
Year ended December 31, 1999	$2,956	$1,568	$131	$4,393

(1)                Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.

Warranty reserves	Balance at beginning of year	Additions charge to costs and expenses	Deductions from reserves	Balance at end of year
Year ended December 31, 2001	$3,818	$6,909	$6,665	$4,062
Year ended December 31, 2000	$3,222	$6,185	$5,589	$3,818
Year ended December 31, 1999	$2,903	$5,516	$5,197	$3,222

Inventory reserves	Balance at beginning of year	Additions charge to costs and expenses	Deductions from reserves	Balance at end of year
Year ended December 31, 2001	$2,846	$4,523	$4,545	$2,824
Year ended December 31, 2000	$3,532	$1,979	$2,665	$2,846
Year ended December 31, 1999	$2,766	$2,345	$1,579	$3,532

All other schedules are omitted as the required information is inapplicable or because the required information is presented in the Consolidated Financial Statements in the Tennant Company 2001 Annual Report to Shareholders.

Independent Auditors’ Report on Financial Statement Schedule

The Board of Directors

Tennant Company:

Under date of February 5, 2002, we reported on the consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2001, which are included in Item 14.A.1. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as included in Item 14.A.2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

Minneapolis, Minnesota

February 5, 2002

3.               Exhibits

Item #	Description	Method of Filing

3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 1995.

3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

4.1	Rights Agreement, dated as of November 19, 1996 between Tennant Company and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)	Incorporated by reference to Exhibit 1 to Form 8-A dated November 26, 1996.

4.2	First Amendment, dated as of November 18, 1999, to Rights Agreement, dated as of November 19, 1996, between Tennant Company and Norwest Bank Minnesota, National Association	Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 18, 1999.

10.1	Tennant Company Amended and Restated 1992 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-59054, Form S-8 dated March 2, 1993.

10.2	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.

10.3	Tennant Company Restricted Stock Plan for Nonemployee Directors, (As Amended and Restated Effective January 1, 1999)*	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement No. 333-84374, Form S-8 dated March 15, 2002.

10.4	Tennant Company Excess Benefit Plan, as amended and restated effective January 1, 1998*	Filed herewith electronically.

10.5	Form of Management Agreement, including schedule of management parties*	Filed herewith electronically.

10.6	Tennant Company Non-Employee Director Stock Option Plan*	Incorporated by reference to the Company’s Registration Statement No. 333-28641, Form S-8 dated June 6, 1997.

10.7	Tennant Company 1998 Management Incentive Plan, as amended*	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement No. 333-84372, Form S-8 dated March 15, 2002.

10.8	Employment Agreement with Janet Dolan dated April 5, 1999*	Incorporated by reference to Exhibit 10III.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

10.9	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to the Company’s Registration Statement No. 333-73706, Form S-8 dated November 19, 2001.

10.10	Tennant Commercial Retirement Savings Plan	Incorporated by reference to the Company’s Registration Statement No. 333-51531 Form S-8 dated May 1, 1998 (originally filed under the name Castex Incorporated Employees’ Retirement Plan).

10.11	Tennant Company Profit Sharing and Employee Stock Ownership Plan, as amended and restated effective January 1, 2001	Filed herewith electronically.

10.12	Tennant Company Pension Plan, as amended and restated effective as of January 1, 2002	Filed herewith electronically.

13.1	Portions of 2001 Annual Report to Shareholders	Filed herewith electronically.

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

23.1	Independent Auditors’ Consent	Filed herewith electronically.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

B.            Reports on Form 8-K

There were no reports filed on Form 8-K the quarter ended December 31, 2001.

CROSS REFERENCE

Form 10-K	Referenced	Location

Part I, Item 1 — Business	2001 Annual Report to Shareholders a. General b. Lines of business, industry segments and foreign and domestic operations	Exhibit 13.1 Inside front cover to page 9 *Page 28, Footnote 16, Segment Reporting

Part I, Item 2 — Properties	2001 Annual Report to Shareholders	Exhibit 13.1 *Page 21, Footnote 4, Property, Plant and Equipment *Page 25, Footnote 11, Leases Inside back cover

Part II, Item 5 — Market for the Registrant’s Common Equity and Related Shareholder Matters	2001 Annual Report to Shareholders a. Principal market b. Quarterly data c. Number of shareholders d. Dividends	Exhibit 13.1 Inside back cover *Page 28, Footnote 18, Consolidated Quarterly Data Inside back cover Inside back cover *Page 28, Footnote 18, Consolidated Quarterly Data Inside back cover

Part II, Item 6 — Selected Financial Data	2001 Annual Report to Shareholders	Exhibit 13.1 *Pages 30 and 31 Historical Progress Review

Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	2001 Annual Report to Shareholders	Exhibit 13.1 *Pages 10 to 14

Part II, Item 8 — Financial Statements and Supplementary Data	2001 Annual Report to Shareholders	Exhibit 13.1 *Pages 15 to 29

Part III, Item 10 — Directors and Executive Officers of the Registrant	2002 Proxy	*Pages 4 to 7

Part III, Item 11 — Executive Compensation	2002 Proxy	*Pages 8 to 13

Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management	2002 Proxy	*Pages 2 and 3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY

By –	/s/ Janet M. Dolan	By –	/s/ James T. Hale
	Janet M. Dolan		James T. Hale
	President, CEO and		Board of Directors
Board of Directors
Date – March 29, 2002
Date – March 29, 2002

		By –	/s/ Pamela K. Knous
By –	/s/ James H. Moar
Pamela K. Knous
	James H. Moar		Board of Directors
Chief Operating Officer
Date – March 29, 2002
Date – March 29, 2002

		By –	/s/ William I. Miller
By –	/s/ Anthony T. Brausen
William I. Miller
	Anthony T. Brausen		Board of Directors
Vice President, Chief Financial
	Officer and Treasurer	Date – March 29, 2002

Date – March 29, 2002
		By –	/s/ Edwin L. Russell

By –	/s/ Gregory M. Siedschlag		Edwin L. Russell
Board of Directors
Gregory M. Siedschlag
	Corporate Controller and	Date – March 29, 2002
Principal Accounting Officer

Date – March 29, 2002		By –	/s/ Stephen G. Shank

Stephen G. Shank
By –	/s/ David C. Cox		Board of Directors

	David C. Cox	Date – March 29, 2002
Board of Directors

Date – March 29, 2002		By –	/s/ Frank L. Sims

Frank L. Sims
By –	/s/ Andrew Czajkowski		Board of Directors

	Andrew Czajkowski	Date – March 29, 2002
Board of Directors

Date – March 29, 2002