Form 10-Q
period 2002-03-31
TENNANT CO
filed 2002-05-14
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

Commission File No. 04804

TENNANT COMPANY

Incorporated in Minnesota	IRS Emp Id No. 410572550

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota 55440
Telephone No. 763-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

The number of shares outstanding of Registrant’s common stock, par value $.375 on March 31, 2002, was 8,990,842.

Tennant Company

Quarterly Report – Form 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31
	2002	2001

Net sales	$96,598	$103,653
Less:
Cost of sales	61,568	63,933
Selling and administrative expenses	32,447	34,819
Restructuring charges	4,004	5,160

Loss from operations	(1,421)	(259)

Interest income, net	134	244
Other income (expense)	(21)	287

Earnings (loss) before income taxes	(1,308)	272
Income tax expense	27	122

Net earnings (loss)	$(1,335)	$150

Per share:

Basic earnings (loss)	$(0.15)	$0.02
Diluted earnings (loss)	$(0.15)	$0.02
Dividends	$0.20	$0.20

Weighted average number of shares:

Basic	9,022	9,101
Diluted	9,022	9,239

See accompanying notes to consolidated financial statements.

Tennant Company

Quarterly Report – Form 10-Q

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) March 31, 2002	December 31, 2001

ASSETS

Cash and cash equivalents	$16,139	$23,783
Receivables	80,734	76,952
Less allowance for doubtful accounts	(5,031)	(4,701)
Net receivables	75,703	72,251
Inventories	48,187	47,080
Prepaid expenses	2,405	2,394
Deferred income taxes, current portion	6,862	6,879
Total current assets	149,296	152,387

Property, plant and equipment	196,268	195,970
Less accumulated depreciation	(127,981)	(126,178)
Net property, plant and equipment	68,287	69,792
Deferred income taxes, long-term portion	4,068	4,068
Goodwill, net	16,294	16,373
Other assets	3,822	3,999
Total assets	$241,767	$246,619

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt	$7,290	$9,765
Accounts payable	18,901	19,294
Accrued expenses	29,620	26,589
Total current liabilities	55,811	55,648

Long-term debt	10,000	10,000
Long-term employee-related benefits	26,788	26,643
Total liabilities	92,599	92,291

SHAREHOLDERS’ EQUITY

Common stock	3,372	3,389
Additional paid-in capital	—	383
Unearned restricted shares	(280)	(278)
Retained earnings	159,891	164,302
Accumulated other comprehensive loss (equity adjustment from foreign currency translation)	(6,578)	(6,247)
Receivable from ESOP	(7,237)	(7,221)
Total shareholders’ equity	149,168	154,328
Total liabilities and shareholders’ equity	$241,767	$246,619

See accompanying notes to consolidated financial statements.

Tennant Company

Quarterly Report – Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31
	2002	2001

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings (loss)	$(1,335)	$150

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	3,976	5,250
Deferred tax expense (benefit)	17	299
Changes in operating assets and liabilities	(2,620)	(3,460)
Other, net	591	447
Net cash flows related to operating activities	629	2,686

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,974)	(7,008)
Proceeds from disposals of property, plant and equipment	390	320
Net cash flows related to investing activities	(2,584)	(6,688)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(2,295)	1,052
Proceeds from issuance of common stock	9	270
Purchases of common stock	(1,574)	(1,170)
Dividends paid	(1,801)	(1,813)
Principal payment from ESOP	—	799
Net cash flows related to financing activities	(5,661)	(862)

Effect of exchange rate changes on cash	(28)	61

Net decrease in cash and cash equivalents	(7,644)	(4,803)

Cash and cash equivalents at beginning of year	23,783	21,512

Cash and cash equivalents at end of period	$16,139	$16,709

See accompanying notes to consolidated financial statements.

Tennant Company

Quarterly Report – Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(1)                      In the Company’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001.  These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)                      Inventories

                                    Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.  Inventories at March 31, 2002 and December 31, 2001 consist of the following:

	March 31, 2002	December 31, 2001

FIFO Inventories:
Finished goods	$33,693	$33,063
Raw materials, parts and work-in-process	35,266	34,487
Total FIFO Inventories	68,959	67,550
LIFO reserve	(20,772)	(20,470)
LIFO inventories	$48,187	$47,080

                                    The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(3)                      Supplemental Cash Flow Information

Income taxes paid during the three months ended March 31, 2002, and 2001 were $404 and $1,450, respectively.  Interest costs paid during the three months ended March 31, 2002 and 2001 were $309 and $298, respectively.

Tennant Company

Quarterly Report – Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(4)                      Comprehensive Income

The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet.  Comprehensive income (loss) is comprised of the net earnings (loss) and other comprehensive income (loss).  Other comprehensive income (loss) consists solely of foreign currency translation adjustments.  The reconciliations of net earnings (loss) to comprehensive income (loss) are as follows:

	Three Months Ended March 31
	2002	2001

Net earnings (loss)	$(1,335)	$150
Foreign currency translation adjustments	(331)	1,567
Comprehensive income (loss)	$(1,666)	$1,717

(5)       Earnings Per Share Computation

	Three Months Ended March 31
	2002	2001

Weighted average shares outstanding — Basic	9,022	9,101

Dilutive share equivalents	—	138

Weighted average shares outstanding — Diluted	9,022	9,239

Net earnings (loss)	$(1,335)	$150

Earnings per share — Basic	$(0.15)	$0.02

Earnings per share — Diluted	$(0.15)	$0.02

Dilutive share equivalents have not been included for the three-month period ended March 31, 2002 because the impact is anti-dilutive.

Tennant Company

Quarterly Report – Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(6)       Segment Reporting

                                    The Company operates in one industry segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential floors.  The following sets forth net sales by geographic area:

	Three Months Ended March 31
	2002	2001
Geographical Net Sales (1)

North America	$70,682	$74,243
Europe	17,615	18,233
Other International	8,301	11,177

Total	$96,598	$103,653

                                                (1)   Net of intercompany sales.

(7)       Restructuring and Other Unusual Charges

During the first quarter of 2002, the Company announced its plan to consolidate its North American distribution operations from a current network of seven distribution centers into two new facilities that will be under the ownership and management of a third-party logistics services provider.  The Company also announced plans to consolidate its European customer service function and take other streamlining actions in Europe and North America.  The Company recorded a restructuring charge of $4,004 and an inventory write-down of $500 related to these actions.  The restructuring charge consists primarily of severance, building lease costs and write-down of certain fixed assets.  The inventory write-down is classified in cost of sales.

In connection with these activities, the Company will terminate a total of approximately 140 employees.  These restructuring actions are expected to be substantially completed by March 31, 2003.

The Company recorded a restructuring charge of $5,100 in the first quarter of 2001, related to the closing of a leased plant in Germany and transfer of production to a contract manufacturer in the Czech Republic. The restructuring charge includes severance payments, building lease costs and write-down of certain fixed assets.

Tennant Company

Quarterly Report – Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share amounts)

The components of the 2002 and 2001 restructuring charges and the cash and noncash utilizations against the charges during the three months ended March 31, 2002 were as follows:

	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
2002 Restructuring Charges:
2002 Initial charges	$3,588	$416	$4,004
2002 Cash outlays	(195)	-	(195)
March 31, 2002 liability balance	$3,393	$416	$3,809

2001 Restructuring Charges:
December 31, 2001 liability
Balance	$961	$819	$1,780
2002 Utilization:
Cash	(503)	(119)	(622)
Non-cash	(18)	(12)	(30)
March 31, 2002 liability balance	$440	$688	$1,128

The above liabilities are included in accrued expenses.

 (8)                 Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives.

The Company adopted SFAS 142 effective January 1, 2002.  Had this statement been effective January 1, 2001, net earnings and earnings per share for the three months ended March 31, 2001 would have been $283 and $0.03, respectively.  During the quarter, the Company completed its initial impairment test of goodwill.  As of January 1, 2002, there was no impairment.

Tennant Company

Quarterly Report – Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share amounts)

Intangible assets consist entirely of purchased technology and are included in other assets on the consolidated balance sheet.  The balances at March 31, 2002 and December 31, 2001 were as follows:

	March 31, 2002	December 31, 2001
Original Cost	$1,075	$1,075
Accumulated amortization	(275)	(250)
Carrying value	$800	$825

Aggregate amortization expense will approximate $100 per year for each of the five succeeding years.

(9)                      New Accounting Pronouncements

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001.  SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.  The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.  The Company adopted the provisions of this statement on January 1, 2002.  The adoption of SFAS 144 did not have an impact on the consolidated results of operations or financial position.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company incurred a net loss of $1.3 million or $0.15 per diluted share for the first quarter ended March 31, 2002, on net sales of $96.6 million.  In the comparable 2001 period, the Company reported net earnings of $.2 million or $0.02 per diluted share, on net sales of $103.7 million. Negative foreign currency exchange fluctuations, resulting primarily from the strength of the U. S. dollar compared to the Euro, Japanese yen and Australian dollar reduced net sales in the 2002 first quarter by approximately $1.3 million and diluted earnings per share by approximately $0.05.

As discussed in note 7 to the consolidated financial statements, restructuring and other unusual charges of $3.3 million after-tax ($4.5 million pretax) or $0.37 per diluted share were recorded during the first quarter of 2002.  Restructuring charges of $4 million pretax consisted primarily of severance costs, including severance related to a decision to close several North American distribution centers and transfer these distribution operations to a third-party logistics provider. In addition, management approved plans to consolidate and centralize customer service operations in Europe and to streamline other operations in North America. Inventory write-downs related to the consolidation of the distribution operations account for the remaining $.5 million of the unusual charges and are classified as cost of sales in the consolidated statement of earnings. These 2002 restructuring actions are expected to provide an annualized pre-tax benefit of up to $3 million.

During first quarter 2001, the Company recorded a restructuring charge of $3.3 million after-tax ($5.2 million pre-tax) or $0.36 per diluted share to close a leased plant in Germany and transfer production to a contract manufacturer in the Czech Republic. The charge included severance payments, building lease costs and write-down of certain fixed assets.

Excluding the effects of restructuring and other unusual charges, net earnings were $2 million or $0.22 per diluted share during the first quarter of 2002 and $3.5 million or $0.38 per diluted share for the comparable 2001 period.

The Company adopted Statement of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.  Had this statement been effective January 1, 2001, net earnings and earnings per share for the three months ended March 31, 2001 would have been $283 and $0.03, respectively.

Consolidated net sales of $96.6 million for the first quarter 2002 decreased 7% compared to first quarter 2001 sales of $103.7 million.  The period-to-period declines in consolidated net sales for the quarter ended March 31, 2002 resulted primarily from continued difficult economic conditions in all geographic areas in which the Company operates.  The Company expects the difficult economic conditions in the manufacturing sector of the economy to continue during 2002.

North American sales for the 2002 first quarter decreased 5% to $70.7 million, compared with $74.3 million in 2001.  Declines in sales of industrial and commercial products and floor coating products were partially offset by an increase in North America service revenues compared to 2001.  The declines resulted from the weak economic conditions compared with a year ago.

In Europe, net sales for the 2002 first quarter decreased 3% to $17.6 million versus the comparable 2001 period.  Europe’s 2001 first quarter consisted of the three-month period ending February 28, 2001.  Beginning in 2002, Europe’s fiscal year and quarterly sales correspond with the calendar year.  Had Europe’s 2001 first quarter ended March 31 2001, and excluding the impact from foreign currency exchange fluctuations, sales for the 2002 first quarter would have decreased about 9% compared with the 2001 first quarter, primarily from the weak economic conditions throughout Europe.

In other international markets, sales for the first quarter of 2002 totaled $8.3 million, down 26% from the 2001 first quarter.  The decline reflects particular weakness in the Latin American and Japanese markets, as well as negative foreign currency exchange fluctuations resulting from the weakness of local currencies as compared with the U.S. dollar.

Order backlog at March 31, 2002, totaled $10 million compared with $5 million at December 31, 2001 and $11 million at March 31, 2001.

First quarter 2002 gross profit margin was 36.7% compared with 38.3% reported in the first quarter of 2001.  The decline in gross margin results primarily from declines in unit volume, including unfavorable sales mix effects and manufacturing overhead absorption.  These unfavorable impacts were partially offset by the benefits of the restructuring actions the Company took during 2001.

First quarter selling and administrative (S&A) expenses in 2002 decreased nearly 7% to $32.4 million from $34.8 million in 2001, reflecting the impact of cost reduction measures taken during 2001. S&A expense as a percentage of sales of 33.5% was flat compared to the comparable quarter last year.

Net interest income was $.1 million in the first quarter of 2002 compared to $.2 million for the comparable 2001 period, resulting primarily from lower interest rates in the current quarter.  Other income (expense) was $.02 million in the first quarter of 2002 compared to $.3 million in 2001, primarily because of currency transaction gains in 2001.

Income tax expense for the first quarter of 2002 was $.03 million, versus $.1 million in the first quarter of 2001.  The Company recorded net income tax expense instead of a net tax benefit during the first quarter of 2002 as a result of losses from the European restructuring initiatives which were not tax benefited.  Excluding restructuring and other unusual charges, the effective tax rates for the first quarter were 38% for 2002 and 35.5% for 2001.

Liquidity and Capital Resources

The Company generated $.6 million of operating cash flows for the quarter ended March 31, 2002 compared with $2.7 million in the comparable 2001 period.  This decrease was primarily attributable to the $1.5 million decrease in net earnings between the comparable periods.  Cash and cash equivalents totaled $16.1 million at March 31, 2002, compared to $23.4 million at December 31, 2001.  Significant uses of cash in the first quarter of 2002 included $2.6 million of net capital expenditures, $1.8 million of dividends paid to shareholders, $1.6 million of common stock repurchases and a $2.3 reduction in short-term debt.

The debt-to-total-capitalization ratio was 10% at March 31, 2002 versus 11% at December 31, 2001. The Company believes that the combination of internally generated funds and available financing sources are more than sufficient to meet the Company’s cash requirements for the next year.

Management regularly reviews the Company’s business operations with the objective of improving financial performance and maximizing its return on investment.  In this regard, the Company continues to consider actions to improve financial performance which, if taken, could result in material nonrecurring charges.

Market Risk

The Company’s market risk includes the risk of adverse changes in foreign currency exchange rates.  Foreign currency exchange fluctuations from a strong U.S. dollar reduced diluted earnings per share by approximately $0.05 for the first quarter of 2002 compared with the year-ago period.  The Company could experience further unfavorable foreign exchange effects for the remainder of 2002, compared with prior year results.  The Company uses forward exchange contracts to hedge net exposed assets in Australia, Canada, Japan and U.S. dollar-denominated trade payables in Europe.  Additional information on market risk is included in the Management Discussion and Analysis section of the Company’s Form 10-K filing for the year ended December 31, 2001.

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made from time to time by the Company are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act.  These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events.  These include factors that affect all businesses operating in a global market as well as matters specific to the Company and the markets it serves.  Particular risks and uncertainties presently facing the Company include: the ability to implement its plan to increase worldwide operational efficiencies; the success of new products; political and economic uncertainty throughout the world; inflationary pressures; the potential for increased competition in the Company’s businesses from competitors that have substantial financial resources; the potential for soft markets in certain regions including North America, Asia, Latin America and Europe; the relative strength of the U.S. dollar, which affects the cost of the Company’s products sold internationally; the ability to successfully implement the SAP enterprise resource planning system; and the Company’s plan for growth.  The Company cautions that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

The Company does not undertake to update any forward-looking statement, and investors are advised to consult any further disclosures by the Company on this matter in its filings with the Securities and Exchange Commission and in other written statements made from time to time by the Company.  It is not possible to anticipate or foresee all risk factors, and investors should not consider that any list of such factors to be an exhaustive or complete list of all risks or uncertainties.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

	Item #	Description	Method of Filing

	3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.

	3ii	By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

	10i.5	Schedule of management parties	Filed herewith electronically.

(b)	Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	/s May 14, 2002	/s/Janet M. Dolan
	May 14, 2002	Janet M. Dolan
President and Chief Executive Officer

Date:	/s May 14, 2002	/s/Anthony T. Brausen
	May 14, 2002	Anthony T. Brausen
Vice President, Chief Financial Officer,
and Treasurer

Date:	/s May 14, 2002	/s/Gregory M. Siedschlag
	May 14, 2002	Gregory M. Siedschlag
Corporate Controller and
Principal Accounting Officer