Form 10-Q
period 2002-06-30
TENNANT CO
filed 2002-08-13
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

Commission File No. 04804

TENNANT COMPANY

Incorporated in Minnesota	IRS Emp Id No. 410572550

701 North Lilac Drive

P.O. Box 1452

Minneapolis, Minnesota  55440

Telephone No. 763-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of Registrant’s common stock, par value $.375, on June 30, 2002, was 8,971,164.

TENNANT COMPANY

Quarterly Report - Form 10-Q

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Net sales	$105,783	$110,783	$202,381	$214,436
Less:
Cost of sales	66,985	70,446	128,553	134,379
Selling and administrative expenses	33,787	33,897	66,234	68,716
Restructuring charges	—	4,802	4,004	9,962

Profit from operations	5,011	1,638	3,590	1,379

Interest income, net	90	210	224	454
Other income (expense)	(113)	(114)	(134)	173

Earnings before income taxes	4,988	1,734	3,680	2,006
Income tax expense	2,059	391	2,086	513

Net earnings	$2,929	$1,343	$1,594	$1,493

Per share:

Basic earnings	$0.33	$0.14	$0.18	$0.16
Diluted earnings	$0.32	$0.14	$0.17	$0.16
Dividends	$0.20	$0.20	$0.40	$0.40

Weighted average number of shares:

Basic	8,984	9,078	9,004	9,089
Diluted	9,151	9,230	9,066	9,234

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	(Unaudited) June 30, 2002	December 31, 2001

Cash and cash equivalents	$11,000	$23,783
Receivables	83,327	76,952
Less allowance for doubtful accounts	(5,388)	(4,701)
Net receivables	77,939	72,251
Inventories	54,656	47,080
Prepaid expenses	2,598	2,394
Deferred income taxes, current portion	6,879	6,879
Total current assets	153,072	152,387

Property, plant and equipment	201,747	195,970
Less accumulated depreciation	(131,957)	(126,178)
Net property, plant and equipment	69,790	69,792
Deferred income taxes, long-term portion	4,068	4,068
Goodwill, net	16,765	16,373
Other assets	3,197	3,999
Total assets	$246,892	$246,619

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt	$8,831	$9,765
Accounts payable and accrued expenses	54,614	45,883
Total current liabilities	63,445	55,648

Long-term debt	5,000	10,000
Long-term employee-related benefits	26,906	26,643
Total liabilities	95,351	92,291

SHAREHOLDERS’ EQUITY

Common stock	3,364	3,389
Additional paid-in capital	—	383
Unearned restricted shares	(288)	(278)
Retained earnings	160,022	164,302
Accumulated other comprehensive loss (equity adjustment from foreign currency translation)	(4,304)	(6,247)
Receivable from ESOP	(7,253)	(7,221)
Total shareholders’ equity	151,541	154,328
Total liabilities and shareholders’ equity	$246,892	$246,619

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30
	2002	2001

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$1,594	$1,493

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	7,842	10,043
Deferred tax expense (benefit)	—	(2,434)
Changes in operating assets and liabilities	(3,860)	(3,195)
Other, net	913	1,527
Net cash flows related to operating activities	6,489	7,434

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(7,889)	(11,761)
Proceeds from disposals of property, plant and equipment	1,009	635
Net cash flows related to investing activities	(6,880)	(11,126)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(6,218)	1,125
Proceeds from issuance of common stock	217	994
Purchases of common stock	(2,869)	(1,678)
Dividends paid	(3,597)	(3,628)
Principal payment from ESOP	—	799
Net cash flows related to financing activities	(12,467)	(2,388)

Effect of exchange rate changes on cash	75	(14)

Net decrease in cash and cash equivalents	(12,783)	(6,094)

Cash and cash equivalents at beginning of year	23,783	21,512

Cash and cash equivalents at end of period	$11,000	$15,418

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)                      In the Company’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of June 30, 2002 and the results of its operations for the three and six-months ended June 30, 2002 and 2001, and cash flows for the six-months ended June 30, 2002 and 2001.  These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The results of operations for the three and six-months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)                      Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.  Inventories at June 30, 2002, and December 31, 2001, consist of the following:

	June 30, 2002	December 31, 2001

FIFO Inventories:
Finished goods	$37,697	$33,063
Raw materials, parts and work-in-process	37,723	34,487
Total FIFO Inventories	75,420	67,550
LIFO reserve	(20,764)	(20,470)
LIFO inventories	$54,656	$47,080

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(3)                      Supplemental Cash Flow Information

Income taxes paid during the six-months ended June 30, 2002 and 2001 were $966 and $6,556 respectively.  Interest costs paid during the six-months ended June 30, 2002 and 2001 were $528 and $734, respectively.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(4)                      Comprehensive Income

The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet.  Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss).  Other comprehensive income (loss) consists solely of foreign currency translation adjustments.  The reconciliations of net earnings to comprehensive income (loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Net earnings	$2,929	$1,343	$1,594	$1,493
Foreign currency translation adjustments	2,274	(2,028)	1,943	(461)
Comprehensive income (loss)	$5,203	$(685)	$3,537	$1,032

(5)       Earnings Per Share Computation

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Weighted average shares outstanding — Basic	8,984	9,078	9,004	9,089

Dilutive share equivalents	167	152	62	145

Weighted average shares outstanding — Diluted	9,151	9,230	9,066	9,234
Net earnings	$2,929	$1,343	$1,594	$1,493

Earnings per share — Basic	$0.33	$0.14	$0.18	$0.16

Earnings per share — Diluted	$0.32	$0.14	$0.17	$0.16

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(6)       Segment Reporting

The Company operates in one industry segment which consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential floors.  The following sets forth net sales by geographic area:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Geographical Net Sales (a)
North America	$78,630	$79,364	$149,312	$153,607
Europe	16,670	20,892	34,286	39,125
Other International	10,483	10,527	18,783	21,704
Total	$105,783	$110,783	$202,381	$214,436

(a) Net of intercompany sales.

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

During the second quarter of 2002, the Company recorded an unusual charge of $500 for severance pertaining to the departure from the Company of its Chief Operating Officer.  This amount has been classified in selling and administrative expenses.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

During the first six-months of 2001, the Company recorded pre-tax charges of $9,962 for restructuring and $1,007 for a write-down of inventory. The restructuring charges related to a workforce reduction and the closure of a leased plant in Germany and the transfer of its production to a contract manufacturer in the Czech Republic.  Approximately 150 employees were terminated as a result of these actions.  The restructuring charges primarily consisted of severance payments, building lease costs and write-downs of certain fixed assets.  The inventory write-down related to the closing of the leased plant in Germany and has been classified in cost of sales.  The majority of these actions were completed during 2001.

The components of the 2002 and 2001 unusual charges and the cash and noncash utilizations against the charges during the six-month period ended June 30, 2002 were as follows:

	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
2002 Restructuring Charges:
Initial charges	$3,588	$416	$4,004
Utilization:
Cash	(470)	(37)	(507)
Other (a)	156	30	186
June 30, 2002 liability balance	$3,274	$409	$3,683

2001 Restructuring Charges:
December 31, 2001 liability
Balance	$961	$819	$1,780
Utilization:
Cash	(816)	(265)	(1,081)
Other (a)	(2)	36	34
June 30, 2002 liability balance	$143	$590	$733

(a) Primarily foreign currency translation effects

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

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company adopted SFAS 142 effective January 1, 2002.  Had this statement been effective January 1, 2001, net earnings and diluted earnings per share for the three month period ended June 30, 2001 would have approximated $1,466 and $0.15 and $1,749 and $0.19 for the first six-months of 2001.  During the first quarter, the Company completed its initial impairment test of goodwill.  As of January 1, 2002, there was no impairment.

Intangible assets consist entirely of purchased technology and are included in other assets on the consolidated balance sheet.  The balances at June 30, 2002 and December 31, 2001 were as follows:

	June 30, 2002	December 31, 2001
Original Cost	$1,075	$1,075
Accumulated amortization	(300)	(250)
Carrying value	$775	$825

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

TENNANT COMPANY

Quarterly Report - Form 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the second quarter ended June 30, 2002, were $2.9 million or $0.32 per diluted share, on net sales of $105.8 million.  In the comparable 2001 period, the Company reported net earnings of $1.3 million or $0.14 per diluted share, on net sales of $110.8 million.  For the six-months ended June 30, 2002, net earnings were $1.6 million or $0.17 per diluted share, on net sales of $202.4 million.  In the comparable 2001 period, the Company reported net earnings of $1.5 million, or $0.16 per diluted share, on net sales of $214.4 million. Foreign currency translation effects reduced diluted earnings per share in 2002 by approximately $0.02 and $0.07 for the three and six-month periods, respectively.  This unfavorable translation effect resulted primarily from the strength of the U. S. dollar compared to the Euro, Japanese yen, Australian and Canadian dollars, although the effect decreased during the second quarter as the U.S. dollar weakened.

The Company adopted Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.  Had this statement been effective January 1, 2001, net earnings and diluted earnings per share for the 2001 second quarter would have approximated $1.5 million and $0.15 and $1.7 million and $0.19 for the six-month period ended June 30, 2001.

As discussed in note 7 to the consolidated financial statements, restructuring and other unusual charges of $3.3 million after tax ($4.5 million pretax) or $0.37 per diluted share were recorded during the first quarter of 2002.  Restructuring charges of $4.0 million pretax consisted primarily of severance costs, including severance related to a decision to close several North American distribution centers and transfer these distribution operations to a third-party logistics provider. In addition, management approved plans in the first quarter to consolidate and centralize customer service operations in Europe and to streamline other operations in North America. Inventory write-downs related to the consolidation of the distribution operations account for the remaining $.5 million of the unusual charges and are classified as cost of sales in the consolidated statement of earnings. These 2002 restructuring actions are expected to provide an annualized pre-tax benefit of up to $3 million beginning late in 2002.

During the second quarter of 2002, the Company recorded an unusual charge of $.3 million after tax ($.5 million pretax) or $0.03 per diluted share for severance pertaining to the departure from the Company of its Chief Operating Officer.  This amount has been classified in selling and administrative expenses.

Restructuring and unusual charges of $6.9 million after tax ($11.0 million pretax) or $0.75 per diluted share were recorded during the six-month period ended June 30, 2001.  The restructuring charges of $10 million pretax related to a workforce reduction and the closure of a leased plant in Germany and the transfer of its production to a contract manufacturer in the Czech Republic.  Approximately 150 employees were terminated as a result of these actions.  The charges primarily consisted of severance payments, building lease costs and write-downs of certain fixed assets and are classified as restructuring charges.  The inventory write-down of $1 million pretax related to the closing of the leased plant in Germany and has been classified in cost of sales.

Excluding the effects of the restructuring and other unusual charges, net earnings for the 2002 second quarter were $3.2 million or $0.35 per diluted share compared to $4.9 million or $0.53 per diluted share for the 2001 second quarter.  For the first six-months of 2002, results excluding the effects of restructuring and other unusual charges were $5.2 million or $0.57 per diluted share and $8.4 million or $0.91 per diluted share for the comparable 2001 period.

TENNANT COMPANY

Quarterly Report - Form 10-Q

Consolidated net sales of $105.8 million for the 2002 second quarter decreased 4.5% compared to 2001 second quarter sales of $110.8 million.  Price increases benefited consolidated net sales in the 2002 second quarter by approximately 2.5%.  For the six-month period, 2002 consolidated net sales declined 5.6% to $202.4 million versus 2001.  The impact of foreign currency translation effects on sales during the second quarter and the first six-months of 2002 were not significant. The year-over-year declines in consolidated net sales for the three and six-month periods ended June 30, 2002 resulted primarily from lower sales in North America and Europe.

North American sales for the 2002 second quarter decreased 0.9% to $78.6 million compared with the second quarter of 2001.  For the first six-months of 2002, sales of $149.3 million were down 2.8% versus the comparable 2001 period.  The decrease for both the second quarter and six-month periods was primarily due to lower sales of industrial floor maintenance equipment.  Sales of industrial floor maintenance equipment are down because of weak economic conditions in North America compared to a year ago.  Sales declines also occurred in commercial products and floor coatings, offset by increased service revenues.

In Europe, net sales for the 2002 second quarter decreased 20.1% to $16.7 million versus the comparable 2001 period.  For the first six-months, sales were $34.3 million, down 12.3% versus the first six-months of 2001.  Beginning in 2002, Europe’s fiscal year and quarterly sales correspond with the calendar year as a result of a change in fiscal year-end from November to December that was effective December 31, 2001.  Had Europe’s 2001 second quarter ended June 30 2001, sales for the 2002 second quarter would have decreased 13.0% versus the comparable 2001 quarter.  The 13.0% decline resulted primarily from weakness in European industrial markets, where recovery appears to be lagging the North American recovery.  In addition, the Company encountered aggressive price competition, primarily in Germany, which Tennant chose not to match.

In Other International, 2002 second quarter sales of $10.5 million were flat with 2001.  The 2002 second quarter benefited from the shipment of several orders that were received late in the preceding quarter that were reflected in the 2002 first quarter-end backlog.  For the six-months ended June 30, 2002, sales to other international markets totaled $18.8 million, down 13.5% from $21.7 million in the comparable 2001 period.  Weak economic conditions in the global economy, particularly in Latin America and Japan, contributed to the 13.5% decline.

Order backlog at June 30, 2002, totaled $12 million compared with $10 million at March 31, 2002, and $9 million at June 30, 2001.

Gross profit margin was 36.7% for the 2002 second quarter and 36.4% for the 2001 second quarter.  For the six-month periods ended June 30, gross profit margins were 36.5% in 2002 and 37.3% in 2001.  Adjusted to exclude unfavorable foreign currency translation effects and the impact of unusual charges, gross profit margin for the 2002 second quarter was 37.0% and 37.4% for the 2001 second quarter.  For the six-month periods ended June 30, gross profit margins excluding foreign currency translation effects and unusual charges were 36.9% in 2002 and 37.8% in 2001.  The declines in adjusted 2002 second quarter and year-to-date gross profit margins resulted primarily from the lower sales volumes, including the related sales mix effects.  Sales of North American industrial equipment products, which have a higher gross margin than both North American commercial products and service revenues, decreased on a relative percentage basis in 2002.  Sales volume declines in Europe also contributed to the decrease in second quarter and year-to-date gross margins.  These effects were partially offset by the impact of selling price increases.

TENNANT COMPANY

Quarterly Report - Form 10-Q

Second quarter selling and administrative (S&A) expenses including unusual charges decreased from $33.9 million in 2001 to $33.8 million in 2002.  For the first six months of 2002, S&A expenses including unusual charges were $66.2 million, down 3.6% versus the first six months of 2001.  Excluding the impact of unusual charges, S&A expenses decreased due to the decline in 2002 sales, savings from various cost reduction measures initiated during 2001, offset by higher incentive compensation expenses.  For the second quarter, S&A expense as a percentage of sales increased from 30.6% in 2001 to 31.9% in 2002.  For the six-month period, S&A expenses represented 32.0% of sales in 2001 compared to 32.7% in 2002.

Net interest income for the three and six-month periods ended June 30, 2002 decreased $.1 million and $.2 million, respectively, primarily because of lower interest rates in 2002.  Other income (expense) was flat for the second quarter of 2002 compared to the second quarter of 2001, but decreased $.3 million on a year-to-date basis.  The year-to-date decrease was primarily because of currency translation losses during 2002.

Income tax expense for both the three and six-month periods ended June 30, 2002 was $2.1 million, versus $.4 million and $.5 million for the comparable periods in 2001.  Income tax expense in 2001 was lower in both the three and six-month periods primarily as a result of the tax effects of the restructuring and other unusual charges described in note 7 to the consolidated financial statements.  The first quarter expenses from European restructuring initiatives were not tax benefited.  Excluding restructuring and other unusual charges, the effective tax rate for the six-month periods ended June 30, 2002 and 2001 were 40% and 35.5%, respectively.  The increase in the effective rate is primarily because of a change in the mix of U.S. and foreign earnings.

Liquidity and Capital Resources

Cash and cash equivalents totaled $11.0 million at June 30, 2002, compared with $15.4 million at June 30, 2001.  The Company generated $6.5 million of operating cash flows during the first six-months of 2002 compared with $7.4 million in the comparable 2001 period.  Net cash outflows from capital expenditures decreased to $6.9 million in 2002 from $11.1 million in 2001.  Capital expenditures in 2001 were greater because of spending on projects intended to improve financial performance through new business systems or cost savings, including investments in design systems software.  Cash outflows from financing activities increased to $12.5 million in 2002 from $2.4 million during 2001 primarily because of the paydown of short-term debt at foreign subsidiaries in 2002.  The debt-to-total-capitalization ratio was 8.3% at June 30, 2002 versus 13.3% at June 30, 2001.  The Company believes that the combination of internally generated funds and available financing sources are more than sufficient to meet the Company’s cash requirements for the next year.

Management regularly reviews the Company’s business operations with the objective of improving financial performance and maximizing its return on investment.  In this regard, the Company continues to consider actions to improve financial performance which, if taken, could result in material nonrecurring charges.

TENNANT COMPANY

Quarterly Report - Form 10-Q

Market Risk

The Company’s market risk includes the risk of adverse changes in foreign currency exchange rates.  Foreign currency translation effects reduced diluted earnings per share by approximately $0.02 for the second quarter of 2002 and $0.07 for the year to date versus the comparable 2001 periods.  If foreign exchange rates at the end of the second quarter prevailed for the balance of 2002, the foreign exchange effects would be favorable for the remainder of 2002 compared with prior year results.  The Company uses forward exchange contracts to hedge net exposed assets in Australia, Canada, Japan and Europe.  Additional information on market risk is included in the Management Discussion and Analysis section of the Company’s Form 10-K filing for the year ended December 31, 2001.

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

TENNANT COMPANY

Quarterly Report - Form 10-Q

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)       Exhibits

Item #	Description	Method of Filing

3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.

3ii	By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically.

(b)                     Reports on Form 8-K

Form 8-K, dated June 28, 2002, regarding an announcement that James Moar, Chief Operating Officer, left the Company effective June 30, 2002.

TENNANT COMPANY

Quarterly Report - Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	s/August 13, 2002	/s/ Janet M. Dolan
	August 13, 2002	Janet M. Dolan
President and Chief Executive Officer

Date:	s/August 13, 2002	/s/ Anthony T. Brausen
	August 13, 2002	Anthony T. Brausen
Vice President, Chief Financial Officer, and Treasurer

Date:	s/August 13, 2002	/s/ Gregory M. Siedschlag
	August 13, 2002	Gregory M. Siedschlag
Corporate Controller and Principal Accounting Officer