Form 10-Q
period 2002-09-30
TENNANT CO
filed 2002-11-14
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

Commission File No. 04804

TENNANT COMPANY

Incorporated in Minnesota	IRS Emp Id No. 410572550

701 North Lilac Drive P.O. Box 1452 Minneapolis, Minnesota 55440 Telephone No. 763-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

The number of shares outstanding of Registrant’s common stock, par value $.375, on September 30, 2002, was 8,987,972.

TENNANT COMPANY

Quarterly Report - Form 10-Q

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Net sales	$107,403	$104,978	$309,784	$319,414
Less:
Cost of sales	69,162	67,114	197,715	201,493
Selling and administrative expenses	33,221	33,271	99,455	101,987
Restructuring charges	—	—	4,004	9,962

Profit from operations	5,020	4,593	8,610	5,972

Interest income, net	133	43	357	497
Other income (expense)	(464)	(100)	(598)	73

Earnings before income taxes	4,689	4,536	8,369	6,542
Income tax expense	2,005	1,610	4,091	2,123

Net earnings	$2,684	$2,926	$4,278	$4,419

Per share:

Basic earnings	$0.30	$0.32	$0.48	$0.48
Diluted earnings	$0.30	$0.32	$0.47	$0.48
Dividends	$0.21	$0.20	$0.61	$0.60

Weighted average number of shares:

Basic	8,997	9,071	9,002	9,083
Diluted	9,058	9,206	9,064	9,225

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,353	$23,783
Receivables	80,858	76,952
Less allowance for doubtful accounts	(5,012)	(4,701)
Net receivables	75,846	72,251
Inventories	60,267	47,080
Prepaid expenses	2,104	2,394
Deferred income taxes, current portion	6,879	6,879
Total current assets	158,449	152,387

Property, plant and equipment	201,461	195,970
Less accumulated depreciation	(133,994)	(126,178)
Net property, plant and equipment	67,467	69,792
Deferred income taxes, long-term portion	4,068	4,068
Goodwill, net	16,751	16,373
Other assets	2,870	3,999
Total assets	$249,605	$246,619

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt	$8,497	$9,765
Accounts payable and accrued expenses	56,783	45,883
Total current liabilities	65,280	55,648

Long-term debt	5,000	10,000
Long-term employee-related benefits	26,851	26,643
Total liabilities	97,131	92,291

SHAREHOLDERS’ EQUITY
Common stock	3,383	3,389
Additional paid-in capital	537	383
Unearned restricted shares	(718)	(278)
Retained earnings	160,813	164,302
Accumulated other comprehensive loss (equity adjustment from foreign currency translation)	(4,271)	(6,247)
Receivable from ESOP	(7,270)	(7,221)
Total shareholders’ equity	152,474	154,328
Total liabilities and shareholders’ equity	$249,605	$246,619

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30
	2002	2001

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$4,278	$4,419

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	11,845	14,405
Deferred tax expense (benefit)	—	(2,975)
Changes in operating assets and liabilities	(5,025)	(1,519)
Other, net	1,540	1,113
Net cash flows related to operating activities	12,638	15,443

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(10,454)	(18,864)
Proceeds from disposals of property, plant and equipment	1,877	2,142
Net cash flows related to investing activities	(8,577)	(16,722)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(6,472)	673
Proceeds from issuance of common stock	1,494	1,871
Purchases of common stock	(4,134)	(4,615)
Dividends paid	(5,489)	(5,439)
Principal payment from ESOP	—	799
Net cash flows related to financing activities	(14,601)	(6,711)

Effect of exchange rate changes on cash	110	(136)

Net decrease in cash and cash equivalents	(10,430)	(8,126)

Cash and cash equivalents at beginning of year	23,783	21,512

Cash and cash equivalents at end of period	$13,353	$13,386

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)       Basis of Presentation

In the Company’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of September 30, 2002 and the results of its operations for the three and nine-months ended September 30, 2002 and 2001, and cash flows for the nine-months ended September 30, 2002 and 2001.  These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The results of operations for the three and nine-months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)       Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.  Inventories at September 30, 2002, and December 31, 2001, consist of the following:

	September 30, 2002	December 31, 2001

FIFO Inventories:
Finished goods	$42,114	$33,063
Raw materials, parts and work-in-process	38,720	34,487
Total FIFO Inventories	80,834	67,550
LIFO reserve	(20,567)	(20,470)
LIFO inventories	$60,267	$47,080

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(3)       Supplemental Cash Flow Information

Income taxes paid during the nine-months ended September 30, 2002 and 2001 were $2,772 and $9,521 respectively.  Interest costs paid during the nine-months ended September 30, 2002 and 2001 were $930 and $1,154 respectively.

TENNANT COMPANY

Quarterly Report - Form 10-Q

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

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Net earnings	$2,684	$2,926	$4,278	$4,419
Foreign currency translation adjustments	33	1,516	1,976	1,055
Comprehensive income	$2,717	$4,442	$6,254	$5,474

(5)       Earnings Per Share Computation

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Weighted average shares outstanding – Basic	8,997	9,071	9,002	9,083

Dilutive share equivalents	61	135	62	142

Weighted average shares outstanding – Diluted	9,058	9,206	9,064	9,225
Net earnings	$2,684	$2,926	$4,278	$4,419

Earnings per share – Basic	$0.30	$0.32	$0.48	$0.48

Earnings per share – Diluted	$0.30	$0.32	$0.47	$0.48

TENNANT COMPANY

Quarterly Report - Form 10-Q

(6)           Segment Reporting

The Company operates in one industry segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential floors.  The following sets forth net sales by geographic area:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Geographical Net Sales (a)
North America	$79,675	$76,951	$228,987	$230,558
Europe	18,377	18,648	52,663	57,773
Other International	9,351	9,379	28,134	31,083
Total	$107,403	$104,978	$309,784	$319,414

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

In connection with these activities, the Company will terminate a total of approximately 140 positions.  These restructuring actions are expected to be substantially completed by March 31, 2003.

During the second quarter of 2002, the Company recorded an unusual charge of $500 for severance pertaining to the departure from the Company of its Chief Operating Officer.  This amount has been classified in selling and administrative expenses.

TENNANT COMPANY

Quarterly Report - Form 10-Q

During the first nine-months of 2001, the Company recorded pre-tax charges of $9,962 for restructuring and $1,007 for a write-down of inventory. The restructuring charges related to a workforce reduction and the closure of a leased plant in Germany and the transfer of its production to a contract manufacturer in the Czech Republic.  Approximately 150 employees were terminated as a result of these actions.  The restructuring charges primarily consisted of severance payments, building lease costs and write-downs of certain fixed assets.  The inventory write-down related to the closing of the leased plant in Germany and has been classified in cost of sales.  The majority of these actions were completed during 2001.

The components of the 2002 and 2001 unusual charges and the cash and noncash utilizations against the charges during the nine-month period ended September 30, 2002 were as follows:

	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
2002 Restructuring Charges:
Initial charges	$3,588	$416	$4,004
Utilization:
Cash	(1,049)	(38)	(1,087)
Other (a)	153	(39)	114
September 30, 2002 liability balance	$2,692	$339	$3,031

2001 Restructuring Charges:
December 31, 2001 liability balance	$961	$819	$1,780
Utilization:
Cash	(843)	(297)	(1,140)
Other (a)	(2)	36	34
September 30, 2002 liability balance	$116	$558	$674

(a)          Primarily foreign currency translation effects.

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

TENNANT COMPANY

Quarterly Report - Form 10-Q

The Company adopted SFAS 142 effective January 1, 2002.  Pretax goodwill amortization charges for the three and nine-month periods ended September 30, 2001 were $190 and $586, respectively. Had this statement been effective January 1, 2001, net earnings and diluted earnings per share for the three month period ended September 30, 2001 would have approximated $3,048 and $0.33 and $4,797 and $0.52 for the first nine-months of 2001.  During the first quarter of 2002, the Company completed its initial impairment test of goodwill.  As of January 1, 2002, there was no impairment.

Intangible assets consist entirely of purchased technology related to new product development and are included in other assets on the consolidated balance sheet.  The balances at September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002	December 31, 2001
Original Cost	$1,075	$1,075
Accumulated amortization	(325)	(250)
Carrying value	$750	$825

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

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including restructuring, be recognized and measured at fair value when the liability is incurred, instead of the commitment date.  This pronouncement is effective for the Company in 2003.

TENNANT COMPANY

Quarterly Report - Form 10-Q

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the third quarter ended September 30, 2002, were $2.7 million or $0.30 per diluted share, on net sales of $107.4 million.  In the comparable 2001 period, Tennant reported net earnings of $2.9 million or $0.32 per diluted share, on net sales of $105.0 million.  For the nine-months ended September 30, 2002, net earnings were $4.3 million or $0.47 per diluted share, on net sales of $309.8 million.  In the comparable 2001 period, Tennant reported net earnings of $4.4 million, or $0.48 per diluted share, on net sales of $319.4 million. Foreign currency translation effects on net earnings were not significant during the third quarter of 2002, but reduced diluted earnings per share for the nine-month period ended September 30, 2002 by approximately $0.08.  This unfavorable translation effect resulted primarily from the strength of the U. S. dollar compared to the Euro, Japanese yen, Australian and Canadian dollars during the first six months of 2002.

Tennant adopted Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.  Had this statement been effective January 1, 2001, net earnings and diluted earnings per share for the 2001 third quarter would have approximated $3.0 million and $0.33 and $4.8 million and $0.52 for the nine-month period ended September 30, 2001.

As discussed in note 7 to the consolidated financial statements, restructuring and other unusual charges of $3.3 million after tax ($4.5 million pretax) or $0.37 per diluted share were recorded during the first quarter of 2002.  Restructuring charges of $4.0 million pretax consisted primarily of severance costs, including severance related to a decision to close several North American distribution centers and transfer these distribution operations to a third-party logistics provider. In addition, management approved plans in the first quarter to consolidate and centralize customer service operations in Europe and to streamline other operations in North America. Inventory write-downs related to the consolidation of the distribution operations account for the remaining $.5 million pretax of the unusual charges and are classified as cost of sales in the consolidated statement of earnings. These 2002 restructuring actions are expected to provide an annualized pretax benefit of up to $3 million beginning late in 2002.

During the second quarter of 2002, we recorded an unusual charge of $.3 million after tax ($.5 million pretax) or $0.03 per diluted share for severance pertaining to the departure of our Chief Operating Officer.  This amount has been classified in selling and administrative expenses.

Restructuring and unusual charges of $6.9 million after tax ($11.0 million pretax) or $0.75 per diluted share were recorded during the nine-month period ended September 30, 2001.  Restructuring charges of $10.0 million pretax related to a workforce reduction and the closure of a leased plant in Germany and the transfer of its production to a contract manufacturer in the Czech Republic.  Approximately 150 employees were terminated as a result of these actions.  The charges primarily consisted of severance payments, building lease costs and write-downs of certain fixed assets and are classified as restructuring charges.  The inventory write-down of $1.0 million pretax related to the closing of the leased plant in Germany and has been classified in cost of sales.

TENNANT COMPANY

Quarterly Report - Form 10-Q

For the first nine-months of 2002, net earnings excluding the effects of restructuring and other unusual charges were $7.9 million or $0.87 per diluted share and $11.3 million or $1.23 per diluted share for the comparable 2001 period.

Consolidated net sales of $107.4 million for the 2002 third quarter increased 2.3% compared to 2001 third quarter sales of $105.0 million. This increase resulted from higher sales in North America, offset by slightly lower sales in Europe and Other International geographies.  Price increases benefited consolidated net sales in the 2002 third quarter by approximately 2.5%.  For the nine-month period ended September 30, 2002, consolidated net sales declined 3.0% to $309.8 million versus 2001.  This decrease is primarily due to weak economic conditions worldwide. Foreign currency translation effects increased net sales by $2.1 million during the 2002 third quarter and by $1.4 million during the first nine-months of 2002.

North American sales for the 2002 third quarter increased 3.6% to $79.7 million compared with the third quarter of 2001.  Sales of base industrial equipment declined, reflecting the continued weakness in the North American economy.  This decline was offset by modest sales increases in commercial equipment, service and floor coatings.  Sales of Centurion™, our new street sweeper that was introduced in September 2001, also contributed to the increase.  For the first nine-months of 2002, sales of $229.0 million were down 0.7% versus the comparable 2001 period.  The decrease was primarily due to lower sales of industrial equipment.  Sales declines also occurred in commercial products and floor coatings, offset by increased service revenues.  Year-to-date sales of industrial and commercial equipment and floor coatings are down because of weak economic conditions in North America compared to a year ago.

In Europe, net sales for the 2002 third quarter decreased 1.6% to $18.4 million versus the comparable 2001 period.  Excluding foreign currency translation effects, 2002 third quarter sales declined 12.0% versus the comparable 2001 quarter.  For the first nine-months of 2002, sales were $52.7 million, down 8.8% versus the first nine-months of 2001.  The sales decrease for both the three and nine-month periods resulted primarily from weakness in European industrial markets, particularly in Germany, the largest European market.  Other contributing factors in the nine-month period decline included price competition, primarily in Germany, which we chose not to match and our resignation of certain Original Equipment Manufacturer (OEM) business.

In Other International, 2002 third quarter sales of $9.3 million were down 1.1% compared to 2001 third quarter.  For the nine-months ended September 30, 2002, sales to other international markets totaled $28.1 million, down 9.6% from $31.1 million in the comparable 2001 period.  Weak economic conditions in the global economy, particularly in Latin America and Japan, were the primary factors for the sales decline in both periods.  This decline was partially offset by increased sales in Australia.

Order backlog at September 30, 2002, totaled $14 million compared with $12 million at June 30, 2002, and $8 million at September 30, 2001.  Backlog has increased primarily due to longer manufacturing cycle times associated with Centurion™.

Gross profit margin was 35.6% for the 2002 third quarter versus 36.1% for the 2001 third quarter.  For the nine-month periods ended September 30, gross profit margins were 36.2% in 2002 and 36.9% in 2001.  The decline in gross margin for both the three and nine-month periods is primarily the result of lower industrial equipment volumes, including the related sales mix and manufacturing absorption effects, and higher research and development expenses in 2002.  Sales of our new

TENNANT COMPANY

Quarterly Report - Form 10-Q

Centurion™ street sweeper, which is a higher priced, lower margin product, also had an unfavorable impact on gross margin.  The decline was partially offset by the favorable effects of price increases.

Third quarter selling and administrative (S&A) expenses of $33.2 million were essentially flat on a dollar basis compared to 2001, but decreased ..8% on a percentage of sales basis.  For the first nine months of 2002, S&A expenses were $99.5 million, down 2.5% on a dollar basis versus the comparable period in 2001.  The decline in the nine-month period reflects an emphasis on controlling discretionary expenses, savings from various cost reduction measures initiated during 2001 and lower bonus and profit sharing expenses.  This was partially offset by an unusual charge of $0.5 million in severance pertaining to the departure of our Chief Operating Officer.  As a percentage of sales, S&A expenses increased from 31.9% in 2001 to 32.1% in 2002 for the nine-months ended September 30.

Net interest income for the 2002 third quarter increased $.1 million versus the 2001 third quarter primarily because of the reduced interest expense on foreign borrowings.  For the nine-months ended September 30, 2002 net interest income decreased $.1 million primarily because of lower interest rates in 2002.  Other expense increased $.4 million for the third quarter of 2002 compared to the third quarter of 2001, and increased $.7 million on a year-to-date basis.  The increases for the three and nine-month periods were primarily because of losses from currency translation and fixed asset disposals during 2002.

Income tax expense for the three and nine-month periods ended September 30, 2002 was $2.0 million and $4.1 million, versus $1.6 million and $2.1 million for the comparable periods in 2001.  Income tax expense in 2001 was lower in both the three and nine-month periods primarily because of the tax effects of the restructuring and other unusual charges described in note 7 to the consolidated financial statements.  Excluding restructuring and other unusual charges, the effective tax rate for the nine-month periods ended September 30 were 41.0% in 2002 and 35.5% in 2001.  The increase in the effective rate before restructuring and other unusual charges is primarily because of a change in the mix of U.S. and foreign earnings and the fact that European operations have pretax legal-entity losses that are not tax benefited.

Liquidity and Capital Resources

Cash and cash equivalents totaled $13.4 million at September 30, 2002, compared with $13.4 million at September 30, 2001.  Tennant generated $12.6 million of operating cash flows during the first nine-months of 2002 compared with $15.4 million in the comparable 2001 period.  The operating cash flow decrease is primarily due to an increase in inventory levels.  Inventory levels increased versus December 31, 2001 because of our decisions to maintain duplicate parts inventories during the transition of our distribution function to a third-party logistics provider and carry higher inventories in Europe to respond more quickly to shorter lead time demands from customers.  Additional purchased parts to support newly introduced products such as Centurion™ also contributed to the increase in inventory.  Cash outflows from capital expenditures decreased to $10.5 million in 2002 from $18.9 million in 2001.  Capital expenditures in 2001 were greater because of spending on projects intended to improve financial performance through new business systems or cost savings, including investments in design systems software and tooling for new products.  Cash outflows from financing activities increased to $14.6 million in 2002 from $6.7 million during 2001 primarily because of the paydown of short-term debt at foreign subsidiaries in 2002.

TENNANT COMPANY

Quarterly Report - Form 10-Q

The debt-to-total-capitalization ratio was 8.1% at September 30, 2002 versus 13.2% at September 30, 2001.  Tennant believes that the combination of internally generated funds and available financing sources are more than sufficient to meet its cash requirements for the next year.

Tennant has a cancellation clause with our third-party logistics provider which would require payment of a cancellation fee in the event Tennant elects to cancel this agreement prior to the contract expiration date.  This fee declines on a straight-line basis over the five-year life of the contract.

Management regularly reviews the business operations with the objective of improving financial performance and maximizing its return on investment.  In this regard, we continue to consider actions to improve financial performance which, if taken, could result in material nonrecurring charges.

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made from time to time by us are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act.  These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events.  These include factors that affect all businesses operating in a global market as well as matters specific to Tennant and the markets we serve.  Particular risks and uncertainties presently facing us include: the ability to implement our plan to increase worldwide operational efficiencies; the success of new products; political and economic uncertainty throughout the world; inflationary pressures; the potential for increased competition in our businesses from competitors that have substantial financial resources; the potential for soft markets in certain regions including North America, Asia, Latin America and Europe; the relative strength of the U.S. dollar, which affects the cost of our products sold internationally; and our plan for growth.  We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Tennant does not undertake to update any forward-looking statement, and investors are advised to consult any further disclosures by us on this matter in our filings with the Securities and Exchange Commission and in other written statements we make from time to time.  It is not possible to anticipate or foresee all risk factors, and investors should not consider that any list of such factors to be an exhaustive or complete list of all risks or uncertainties.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Tennant’s market risk includes the risk of adverse changes in foreign currency exchange rates.  Foreign currency translation effects on diluted earnings per share were insignificant during the 2002 third quarter, but reduced diluted earnings per share by approximately $0.08 for the year-to-date versus the comparable 2001 period.  If foreign exchange rates at the end of the third quarter prevailed for the balance of 2002, the foreign exchange effects would be favorable for the remainder of 2002 compared with prior year results.  Tennant uses forward exchange contracts to hedge net exposed assets in Australia, Canada, Japan and Europe.  Additional information on market risk is included in the Management Discussion and Analysis section of Tennant’s Form 10-K filing for the year ended December 31, 2001.

TENNANT COMPANY

Quarterly Report - Form 10-Q

Tennant expects the unfavorable economic conditions in the manufacturing sector of the global economy to continue throughout 2002.  These continued unfavorable economic conditions have had a negative impact on sales and net earnings for 2002.  This impact has been most significant for Tennant’s industrial products, our most profitable product line.

ITEM 4 – Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, Tennant’s Chief Executive Officer and Chief Financial Officer have concluded that Tennant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Tennant in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.  There were no significant changes in Tennant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Tennant’s internal controls. As a result, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

ITEM 5 – Other Information

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services approved in the third quarter by Tennant’s Audit Committee to be performed by KPMG LLP, Tennant’s independent auditors, are as follows:  (1) international and domestic tax-related consulting and preparation services including international expatriate tax and immigration services, and (2) audits of financial statements of employee benefit plans.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

	Item #	Description	Method of Filing

	3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No.33-62003, Form S-8, dated August 22, 1995.

	3ii	By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

	10.13	Amendment No. 1 to Employment Agreement with Janet Dolan entered into as of September 20, 2002	Filed herewith electronically.

	10.14	Management Agreement with Philip R. Hagberg dated September 23, 2002	Filed herewith electronically.

	99.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically.

(b)	Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	/s/November 13, 2002	/s/ Janet M. Dolan
	November 13, 2002	Janet M. Dolan
President and Chief Executive Officer

Date:	/s/November 13, 2002	/s/ Anthony T. Brausen
	November 13, 2002	Anthony T. Brausen
Vice President, Chief Financial Officer, and Treasurer

Date:	/s/November 13, 2002	/s/ Gregory M. Siedschlag
	November 13, 2002	Gregory M. Siedschlag
Corporate Controller and Principal Accounting Officer

CERTIFICATIONS

I, Janet M. Dolan, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Tennant Company;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	/s/ November 13, 2002
/s/ Janet M. Dolan
Janet M. Dolan
President and Chief Executive Officer

I, Anthony T. Brausen, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Tennant Company;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	/s/ November 13, 2002
/s/ Anthony T. Brausen
Anthony T. Brausen
Vice President, Chief Financial Officer and Treasurer