Form 10-K/A
period 1999-12-31
TENNANT CO
filed 2003-03-25
CIK 97134

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

Common Stock, par value $.375 per share

and

Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

$283,601,511.50 is aggregate market value of common stock held by non-affiliates as of March 6, 2000.

9,039,092 shares outstanding at March 6, 2000

DOCUMENTS INCORPORATED BY REFERENCE

2000 Proxy—Part III (Partial)

TENNANT COMPANY

1999

ANNUAL REPORT

Form 10-K/A

(Pursuant to Securities Exchange Act of 1934)

PART I

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The  original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions in the 1998-1999 consolidated financial statements includes an increase in previously reported net earnings of $0.1 million and net earnings per share – diluted of $0.01 for the year ended December 31, 1999 and a reduction in previously reported net earnings of $1.7 million and net earnings per share – diluted of $0.18 for the year ended December 31, 1998. The consolidated financial statements as of and for the years ended December 31, 1999 and 1998 and notes thereto included in this Form 10-K/A have been restated to include the effects of the correction to the timing of this revenue recognition.

On February 4, 2003, the Company amended the agreement with the third party lessor to eliminate the retained ownership risk provisions for operating leases which will result in revenue recognition for future operating lease transactions at the time of shipment.  The amendment to the agreement is retroactive to the beginning of the agreement, therefore, the Company expects to recognize the remaining unrecognized revenue and earnings for past operating lease transactions in the first quarter of 2003.

This amendment to the Company’s Annual Report on FORM 10-K for the year ended December 31, 1999 amends and restates those items of the FORM 10-K originally filed on March 10, 2000 (the Original Filing) which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update any disclosures not impacted by the restatement.  Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as of the date of the Original Filing. For additional information regarding the restatement, see “Notes to Consolidated Financial Statements – Restated” included in Item 8.

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

Industry Segments, Foreign and Domestic Operations, and Export Sales

The Company, as described under “General Development of Business,” has one business segment. The Company sells its products domestically and internationally. Financial information on the Company’s geographic segments is provided in Note 18 included in Item 8.  Nearly all of the Company’s foreign investment in assets reside within Australia, Canada, Japan, Spain, The Netherlands, the United Kingdom, France, and Germany. While subject to increases or decreases in value over time due to foreign exchange rate movements, these investments are considered to be of low business risk.

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

Seasonality

Although the Company’s business is not seasonal in the traditional sense, revenues and earnings tend to concentrate in the fourth quarter of each year reflecting the tendency of customers to increase capital spending during such quarter, and the Company’s efforts to close orders and reduce order backlogs.

Working Capital Practices

The Company’s working capital practices are described in the Management’s Financial Discussion and Analysis under the section Liquidity and Capital Resources on page 9.

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

Product Research and Development

The Company regularly commits what is believed to be an above-average amount of resources to product research and development. During 1999, the Company spent $15,385,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $14,224,000 in 1998 and $13,470,000 in 1997 on research and development activities. Essentially all research and development is Company- sponsored.

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

Item 2—Properties

The Company’s corporate offices are owned by the company and are located in the Minneapolis, Minnesota metropolitan area. Manufacturing facilities are located in Minnesota, Michigan, Germany and The Netherlands. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, Singapore, and Australia. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs. Notes 4 and 13 of the Notes to the Consolidated Financial Statements included in Item 8 contain further information regarding the Company’s property and lease commitments.

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

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters

The annual meeting of Tennant Company will be held at 10:30 a.m. on Thursday, May 4, at the Company’s corporate headquarters, 701 North Lilac Drive, Golden Valley, Minnesota. The Company’s common stock is traded in the National Market System of NASDAQ, under the ticker symbol TANT. As of December 31, 1999, there were approximately 3,500 shareholders of record. The accompanying chart shows the quarterly price range of the Company’s shares over the past five years after adjustment for the two-for-one stock split:

	First	Second	Third	Fourth

1995	$23.13-25.00	$23.00-29.00	$25.00-27.25	$22.25-27.25
1996	$21.25-25.00	$23.50-26.50	$22.00-26.00	$22.50-27.50
1997	$26.13-28.75	$26.75-33.25	$33.25-37.50	$36.00-39.63
1998	$34.75-41.13	$40.75-44.81	$37.00-44.50	$33.00-41.25
1999	$31.44-45.00	$32.00-38.50	$32.63-37.25	$32.00-35.63

Cash dividends on the Company’s common stock have been paid for 56 consecutive years, and the Company has increased dividends in each of the last 28 years. Dividends generally are declared each quarter. Following are the record dates anticipated for 2000: June 1, 2000; September 1, 2000; December 15, 2000.

Item 6—Selected Financial Data

	1999 Restated	1998 Restated			1997		1996		1995
	(Dollars and shares in thousands, except per share data)

Net sales	$429,739		383,765		372,428		344,433		325,368
Cost of sales	$255,528		223,369		217,570		204,165		187,396
Gross margin—%	40.5		41.8		41.6		40.7		42.4
Selling and administrative expenses	$136,076		125,806		118,770		108,637		107,790
% of net sales	31.7		32.8		31.9		31.5		33.1
Profit from operations	$31,464	(a)	34,590		36,088		31,631		30,182
% of net sales	7.3		9.0		9.7		9.2		9.3
Other income and (expense)	$(770)		1,732		1,542		698		(747)
Income tax expense	$10,939		12,713		13,425		11,302		9,773
% of earnings before income taxes	35.6		35.0		35.7		35.0		33.2
Net earnings	$19,755	(a)	23,609		24,205		21,027		19,662
% of net sales	4.6		6.2		6.5		6.1		6.0
Return on beginning shareholders’ equity—%	15.2		16.7		18.8		18.4		20.4
Per Share Data
Basic net earnings	$2.17	(a)	2.49		2.43		2.09		1.98
Diluted net earnings	$2.16	(a)	2.49		2.41		2.09		1.98
Cash dividends	$.76		.74		.72		.69		.68
Shareholders’ equity (ending)	$14.94		14.20		13.65		12.86		11.47
Year-End Financial Position
Cash and cash equivalents	$14,928		17,693		16,279		9,881		4,247
Total current assets	$166,745		153,069		143,105		126,481		123,508
Property, plant, and equipment, net	$67,388		67,302		65,111		65,384		63,724
Total assets	$261,269		243,000		233,870		219,180		215,750
Current liabilities excluding current debt	$65,362		54,044		53,738		45,724		44,374
Current ratio excluding current debt	2.6		2.8		2.7		2.8		2.8
Long-term liabilities excluding long-term debt	$30,616		27,802		22,801		18,908		16,747
Financing debt
Current	$14,191		7,969		2,377		3,864		17,349
Long-term	$16,839		23,635		20,678		21,824		23,149
Total as % of total capital	18.8		19.6		14.7		16.6		26.2
Shareholders’ equity	$134,261		129,550		134,086		128,860		114,131
Cash Flow Increase (Decrease)
Related to operating activities	$38,320		42,890		41,892		44,566		17,834
Related to investing activities	$(26,060)		(17,221)		(15,490)		(17,240)		(22,107)
Related to financing activities	$(14,665)		(24,290)		(20,434)		(22,024)		6,721
Other Data
Interest income	$1,475		3,771		4,699		4,259		4,132
Interest expense	$2,665		2,303		2,021		2,491		2,640
Depreciation and amortization expense	$19,028		17,590		17,468		16,387		14,090
Net expenditures for property, plant, and equipment	$16,001		17,221		16,424		17,581		19,117
Number of employees at year-end	2,241		2,127		2,019		1,950		1,997
Total direct compensation	$111,761		102,821		95,099		89,210		86,263
Profit sharing and all other employee benefits	$29,559		27,553		27,337		22,499		21,887
Average shares outstanding	9,140		9,500		10,032		10,076		9,916
Closing share price at year-end	$32	3/4	40	1/8	36	3/8	27	1/2	23	7/8
Common stock price range during year	$31 7/16 – 45		33 – 45	3/4	26 1/8 – 39	5/8	21 1/4 – 27	1/2	22 1/4 – 29
Closing price/earnings ratio(b)	15.2		16.1		15.1		13.2		12.1

(a)           1999 includes pretax restructuring charges of $6,671 ($4,308 net of taxes).

(b)           Closing price/earnings ratio is based on closing share price and net earnings.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to our previously reported consolidated financial statements as of December 31, 1999 and 1998 and for the years then ended.

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions in the 1998-1999 consolidated financial statements inlcudes an increase in previously reported net earnings of $0.1 million and net earnings per share – diluted of $0.01 for the year ended December 31, 1999 and a reduction in previously reported net earnings of $1.7 million and net earnings per share – diluted of $0.18 for the year ended December 31, 1998. The consolidated financial statements as of and for the years ended December 31, 1999 and 1998 and notes thereto included in this Form 10-K/A have been restated to include the effects of the correction to the timing of this revenue recognition.

On February 4, 2003, the Company amended the agreement with the third party lessor to eliminate the retained ownership risk provisions for operating leases which will result in revenue recognition for future operating lease transactions at the time of shipment.  The amendment to the agreement is retroactive to the beginning of the agreement, therefore, the Company expects to recognize the remaining unrecognized revenue and earnings for past operating lease transactions in the first quarter of 2003.

Overview

The Company reported record sales in 1999 of $429.7 million, up 12.0 percent from 1998 sales of $383.8 million. Net earnings for 1999 before restructuring charges were $24.1 million, or $2.63 per diluted share, up 1.9 percent from $23.6 million, or $2.49 per diluted share in 1998. Profit from operations before restructuring charges were $38.1 million, up 10.3 percent from $34.6 million in 1998. Earnings before restructuring charges reflect the impact of implementing an Enterprise Resource Planning System in the Company’s largest manufacturing operation. In the second and third quarters, the transition to this system decreased manufacturing efficiency and reduced earnings. Net earnings for 1999, after restructuring charges of $6.7 million, or 47 cents per diluted share, were $19.8 million, or $2.16 per diluted share.

Net Sales

North American sales were $312.1 million, up 8.2 percent, from $288.4 million in 1998. Growth by product line was 11.2 percent in industrial equipment, 10.6 percent in commercial equipment, and a decrease of 10 percent in floor coatings. Industrial equipment growth was due primarily to unit volume growth with a substantial part of the growth coming from new outdoor products introduced over the past year and a half. Commercial equipment growth was also due to unit volume growth. Partially offsetting this increase was the loss of sales for the last four months of 1999 resulting from the sale in September of the Company’s Eagle propane burnisher business. That business had annual sales of approximately $4 million. The decline in floor coatings was due primarily to reduced unit volume.

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

1998 net sales of $383.8 million increased 3.0 percent from the prior year. North American sales of $288.4 million were up

4.6 percent on economic conditions that were strong early in the year, but weakened as the year progressed. North American sales growth by product line were: 9 percent for industrial equipment, 3 percent for commercial equipment, and a decrease of 2 percent for floor coatings. Industrial product growth was primarily due to unit volume growth and was significantly supported by the introduction of new and updated products. Among the new product introductions were two products targeted at the outdoor market. Growth in commercial equipment sales was primarily the result of price increases, and the decline in floor coatings sales was primarily due to a decline in unit volume.

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

Costs and Expenses

The following is a summary of operating costs and expenses, in relation to sales, by major category:

	1999 Restated	1998 Restated	1997

Cost of sales	59.5%	58.2%	58.4%
Sales and administrative expenses	31.7%	32.8%	31.9%
Restructuring charges	1.6%	—	—

Cost of sales for 1998 and 1997 reflect a reclassification to conform to 1999 presentation of European service labor cost from selling and administrative expense to cost of sales. The reclassification increased cost of sales as a percentage of sales by 0.7 percentage points in 1998 and 0.6 percentage points in 1997 and reduced the Sales and Administrative expense rate by equivalent amounts.

Cost of sales as a percentage of sales increased 1.3 percentage points in 1999 compared to 1998. The increase was due substantially to a change in sales mix and a reduction in gross margin in the industrial equipment business in North America. The primary factor affecting sales mix was the acquisition of Paul Andra KG, whose gross margin, though in line with expectations, was below the average of the Company’s remaining business. The reduction in gross margin in the North American industrial business was due to an increase in unfavorable manufacturing variances related primarily to the 1999 conversion to an Enterprise Resource Planning System, inventory charges, and an increase in selling price discounts. Cost of sales as a percentage of sales in 1998 declined 0.2 percentage points compared to 1997. The decline was the result of a low rate of inflation on product costs together with price increases in North America on industrial equipment, aftermarket, and floor coatings. Partially offsetting these factors was a decline in foreign currency exchange rates, which resulted in lower translated value of foreign sales of U.S. manufactured products. Future costs of sales as a percentage of sales will continue to be affected by the mix of product sales within and among geographies, exchange rate fluctuations, and competitive market conditions.

Sales and administrative expenses as a percentage of sales declined 1.1 percentage points in 1999 compared to 1998. The decline was the result of savings from restructuring activities, reduced employee incentive compensation expenses, and a reduction in spending on information technology. In addition, in 1999 the Company adopted a change in accounting treatment for software developed for internal use under Statement of Position (“SOP”) 98-1 issued by the American Institute of Certified Public Accountants. Under SOP 98-1, the cost of developing software for internal use must be capitalized. In 1999, approximately $1.3 million was capitalized as a result of this change in accounting. Selling and administrative expenses as a percentage of sales in 1998 increased .9 percentage points over 1997. The increase was due primarily to an increased investment in information technology spending in connection with the implementation of an enterprise resource planning system.

Other Income and Expense

In 1999, other income and expense was a net expense of $0.8 million, which compares to other income of $1.7 million in 1998. A substantial portion of the change was due to a decline in interest income resulting from product financing. In 1998, the Company outsourced its product financing business. The Company sold its portfolio with recourse to the outsourced vendor and accordingly under SFAS No. 125 is required to report interest income and interest expense on the remaining portfolio. The principal balance of the portfolio is declining over time as customer balances decrease thereby reducing the Company’s interest income. Other factors contributing to the change in other income and expense are an increase in ESOP expense and an increase in the discretionary contribution to the Tennant Foundation in 1999. In 1998, other income was $1.7 million, which was a $0.2 million increase compared to the $1.5 million of other income reported in 1997.

Restructuring Charges

As discussed in Note 3 to the consolidated financial statements, the Company recorded restructuring charges of $6.7 million in 1999. The restructuring included plans to eliminate approximately 110 positions and close several facilities. The Company believes the restructuring will improve its competitive position in the global floor maintenance equipment market by realizing synergies in key functions such as manufacturing, purchasing, and logistics. When fully implemented, the restructuring is expected to reduce annual operating costs approximately $4 - $6 million through reductions in personnel, purchased materials, freight costs, and process efficiencies.

Income Taxes

1999 effective income tax rate at 35.6 percent was 0.6 percentage points above the 35.0 percent reported for 1998 and 0.1 percentage point below 35.7 percent for 1997. Management anticipates the effective income tax rate will continue in the range of 35 to 36 percent.

Liquidity and Capital Resources

At December 31,1999, the Company’s capital structure was comprised of $14.2 million of current debt, $16.8 million of long-term debt, and $134.3 million of shareholders’ equity. The Company’s debt-to-total capital ratio was 18.8 percent compared to 19.6 percent at December 31, 1998. The Company has available lines of credit of $24.1 million with $5.8 million outstanding at December 31, 1999. The Company believes that the combination of internally generated funds, present capital resources, and unused financing sources are more than sufficient to meet cash requirements for 2000.

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

Year 2000 Project Overview

The Company’s Year 2000 Project proceeded on schedule. There have been no significant system or operational issues associated with the turn of the century.

Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies and the Euro, a new European currency, and adopted the Euro as their common legal currency (the “Euro Conversion”). Either the Euro or a participating country’s present currency will be accepted as legal tender from January 1, 1999, to January 1, 2002, following which only the Euro will be accepted.

The Company has a significant number of customers located in European Union countries participating in the Euro Conversion. Such customers will likely have to upgrade or modify their computer systems and software to comply with Euro requirements. The amount of money the Company anticipates spending in connection with system development related to the Euro Conversion is not expected to have a material adverse effect on the Company’s results of operations or financial condition. The Euro Conversion may also have competitive implications for the Company’s pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time.

The Company has begun to analyze which of its internal systems will need to be modified to deal with the Euro Conversion. The Company does not currently expect the cost of such modifications to have a material effect on the Company’s results of operations or financial condition. There is no assurance, however, that all problems related to the Euro Conversion will be foreseen and corrected, or that no material disruptions of the Company’s business will occur.

Cautionary Factors Relevant to Forward-Looking Information

Certain statements contained in this document, as well as other written and oral statements made from time to time by the Company, are considered “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. These include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties presently facing the Company include: the ability to implement its plan to increase worldwide manufacturing efficiencies and realize restructuring benefits; economic uncertainty throughout the world; political risks in areas where the company currently does business and where it intends to do business; inflationary pressures; increased competition in the Company’s businesses from competitors that have substantial financial resources; soft markets in certain international regions including Asia, Latin America, and Europe; the continuing strength of the dollar, which reduces the translated sales from the Company’s products sold in local currency outside the U.S. but manufactured in the U.S.; the ability to successfully implement the SAP enterprise resource planning system; and the Company’s plan for growth. The Company cautions that forward- looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown.

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

Item 7a—Quantitative and Qualitative Disclosures About Market Risk

Due to the global nature of the its operations, the Company is subject to exposures resulting from changes in foreign exchange rates. Because the Company’s products are manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States. A weaker dollar generally has a positive affect.

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

Item 8—Financial Statements and Supplementary Data

Consolidated Statements of Earnings

	Years ended December 31
	1999 Restated	Percent	1998 Restated	Percent	1997	Percent
	(Dollars in thousands, except per share data)

Net sales	$429,739	100.0	$383,765	100.0	$372,428	100.0
Less:
Cost of sales	255,528	59.5	223,369	58.2	217,570	58.4
Selling and administrative expenses	136,076	31.7	125,806	32.8	118,770	31.9
Restructuring charges	6,671	1.5	—	—	—	—
Profit from operations	31,464	7.3	34,590	9.0	36,088	9.7
Other income and (expense):
Net foreign currency transaction gain (loss)	(174)	—	139	—	(306)	(.1)
Interest income	1,475.3		3,771	1.0	4,699	1.2
Interest expense	(2,665)	(.6)	(2,303)	(.6)	(2,021)	(.5)
Miscellaneous income (expense), net	594.1		125	—	(830)	(.2)
Total other income (expense)	(770)	(.2)	1,732.4		1,542.4
Profit before income taxes	30,694	7.1	36,322	9.4	37,630	10.1
Income tax expense	10,939	2.5	12,713	3.3	13,425	3.6
Net earnings	$19,755	4.6	$23,609	6.1	$24,205	6.5

Basic net earnings per share	$2.17		$2.49		$2.43

Diluted net earnings per share	$2.16		$2.49		$2.41

Diluted EPS before restructuring charges	$2.63		$2.49		$2.41

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	Years ended December 31
	1999 Restated	1998 Restated
	(Dollars in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$14,928	$17,693
Receivables:
Trade, less allowance for doubtful accounts ($4,293 in 1999 and $2,855 in 1998)	85,200	71,386
Installment accounts receivable, net of deferred income from sales finance charges and less allowance for doubtful accounts ($100 in 1999 and $101 in 1998)	2,090	4,153
Sundry	2,565	1,696
Net receivables	89,855	77,235
Inventories	49,405	48,363
Prepaid expenses	1,694	878
Deferred income taxes, current portion	10,863	8,900
Total current assets	166,745	153,069
Installment accounts receivable due after one year, net of deferred income from sales finance charges	967	2,843
Property, plant, and equipment, net of accumulated depreciation	67,388	67,302
Deferred income taxes, long-term portion	7,063	3,696
Intangible assets less accumulated amortization	18,486	15,631
Other assets	620	459
Total assets	$261,269	$243,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt	$14,191	$7,969
Accounts payable, accrued expenses and deferred revenue	61,131	52,638
Income taxes payable	4,231	1,406
Total current liabilities	79,553	62,013
Long-term debt	16,839	23,635
Long-term employee-related benefits	30,616	27,802
Total liabilities	127,008	113,450
Shareholders’ equity:
Preferred stock of $.02 par value per share authorized 1,000,000 shares none issued	—	—
Common stock of $.375 par value per share authorized 30,000,000; 8,989,480 and 9,122,960 issued and outstanding, respectively	3,371	3,421
Common stock subscribed	904	425
Unearned restricted shares	(843)	(307)
Retained earnings	143,041	135,014
Accumulated other comprehensive income	(2,454)	1,586
Receivable from ESOP	(9,758)	(10,589)
Total shareholders’ equity	134,261	129,550
Total liabilities and shareholders’ equity	$261,269	$243,000

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
	1999 Restated	1998 Restated	1997
	(Dollars in thousands)

Cash flow related to operating activities:
Net earnings	$19,755	$23,609	$24,205
Adjustments to net earnings to arrive at operating cash flow:
Depreciation and amortization	19,028	17,590	17,468
Provision for bad debts	1,568	944	1,901
Provision for stock plans	1,030	1,357	1,608
(Gain) loss on sale of property, net	5	(442)	(716)
Deferred tax benefits	(1,730)	(3,000)	(2,391)
Increase (decrease) in receivables	(9,253)	4,077	(6,364)
Increase (decrease) in inventories	2,646	(7,571)	(6,614)
Increase (decrease) in accounts payable, accrued expenses, deferred revenue and other long-term liabilities	194	7,648	8,281
Increase in long-term employee-related benefits	6,585	1,152	3,339
Increase (decrease) in income taxes payable	(1,163)	(3,491)	887
Decrease in other assets	435	337	386
Other, net	(780)	680	(98)
Net cash flow related to operating activities	38,320	42,890	41,892
Cash flow related to investing activities:
Acquisition of property, plant, and equipment	(18,313)	(23,389)	(20,621)
Acquisition of Sorma, net of cash received	(10,059)	—	—
Proceeds from disposals of property, plant, and equipment	2,312	6,168	4,197
Settlement of foreign currency hedging contracts	—	—	934
Net cash flow related to investing activities	(26,060)	(17,221)	(15,490)
Cash flow related to financing activities:
Net changes in short-term borrowings	1,434 (a)	6,468	150
Payments of long-term debt	(2,302)	(2,480)	(2,264)
Issuance of long-term debt	—	58	15
Long-term proceeds from transfer of leased assets	—	3,038	—
Principal payment from ESOP	660	599	546
Proceeds from employee stock issues	2,286	2,039	1,842
Purchase of common shares	(9,881)	(27,071)	(13,598)
Dividends paid	(6,862)	(6,941)	(7,125)
Net cash flow related to financing activities	(14,665)	(24,290)	(20,434)
Effect of exchange rate changes on cash	(360)	35	430
Net increase (decrease) in cash and cash equivalents	(2,765)	1,414	6,398
Cash and cash equivalents at beginning of year	17,693	16,279	9,881
Cash and cash equivalents at end of year	$14,928	$17,693	$16,279

Supplemental schedule of noncash investing and financing activities:
Collateralized borrowings incurred for operating lease equipment	$747	$634	$—

(a)                                  Included in net changes in short-term borrowings are $3,067, $7,840 and $0, respectively for 1999, 1998, and 1997 of noncash transactions related to collateralized borrowings.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Years ended December 31
	1999 Restated		1998 Restated		1997
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands, except per share data)

Common stock
Beginning balance	9,122,960	$3,421	9,699,397	$3,637	9,965,437	$3,737
Issue stock for employee benefit plans and directors	149,119	56	100,135	38	132,154	49
Purchase of common shares	(282,599)	(106)	(676,572)	(254)	(398,194)	(149)
Ending balance	8,989,480	$3,371	9,122,960	$3,421	9,699,397	$3,637

Additional paid-in capital
Beginning balance		$—		$—		$3,547
Issue stock for employee benefit plans and directors		4,230		2,817		3,596
Purchase of common shares		(4,230)		(2,817)		(7,143)
Ending balance		$—		$—		$—

Common stock subscribed
Beginning balance	10,605	$425	12,191	$444	21,403	$703
Issue stock for employee benefit plans	(10,605)	(425)	(12,191)	(444)	(21,403)	(703)
Subscribed stock for employee benefit plans	27,607	904	10,605	425	12,191	444
Ending balance	27,607	$904	10,605	$425	12,191	$444

Unearned restricted shares
Beginning balance		$(307)		$(789)		$(440)
Restricted share activity, net		(536)		482		(349)
Ending balance		$(843)		$(307)		$(789)

Retained earnings
Beginning balance		135,014		$141,656		$130,703
Net earnings		19,755		23,609		24,205
Dividends paid, $.76, $.74, and $.72, respectively, per common share		(6,862)		(6,941)		(7,125)
Purchase of common shares		(5,545)		(24,000)		(6,306)
Tax benefit on ESOP and stock plans		679		690		179
Ending balance		$143,041		$135,014		$141,656

Accumulated other comprehensive income(a)
Beginning balance		$1,586		$563		$2,877
Net change for year in translation adjustment		(4,040)		1,023		(2,769)
Gain on foreign currency hedges, net of income taxes of $0, $0, and $(279), respectively		—		—		455
Ending balance		$(2,454)		$1,586		$563

Receivable from ESOP
Beginning balance		$(10,589)		$(11,425)		$(12,267)
Principal payments		660		599		546
Shares allocated		171		237		296
Ending balance		$(9,758)		$(10,589)		$(11,425)

Total shareholders’ equity		$134,261		$129,550		$134,086

(a)Reconciliations of net earnings to comprehensive income are as follows:

Net earnings	$19,755	$23,609	$24,205
Comprehensive earnings adjustment for foreign currency, net of tax	(4,040)	1,023	(2,314)
Comprehensive earnings	$15,715	$24,632	$21,891

The Company had 30,000,000 authorized shares of common stock as of December 31, 1999, 1998, and 1997.

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - RESTATED

(1) Summary of Significant Accounting Policies and Other Related Data

Consolidation—The consolidated financial statements include the accounts of Tennant Company and its wholly owned subsidiaries, Castex, Incorporated, Tennant Holding B.V., and Tennant Import B.V. All material intercompany transactions and balances have been eliminated.

Translation of non-U.S. currency—Foreign currency denominated assets and liabilities have been translated to U.S. dollars generally at year-end exchange rates, while income and expense items are translated at exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of shareholders’ equity. Transaction gains or losses are included in current operations.

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

Inventories—Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. Inventories would have been higher than reported, as is shown below, had they been valued using the first-in, first-out method of accounting, which approximates replacement cost. The composition of inventories at December 31 is as follows:

	1999 Restated	1998 Restated
	(In Thousands)

FIFO inventories:
Finished goods	$30,215	$35,096
Raw materials, parts and work-in-process	37,450	32,162
Total FIFO inventories	67,665	67,258
LIFO reserve	(18,260)	(18,895)
LIFO inventories	$49,405	$48,363

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

Post-retirement benefits—The Company accounts for postretirement benefits under Statement of Financial Accounting Standards (SFAS) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires an employer to recognize the cost of retiree health benefits over the employees’ period of service.

Reclassifications—Certain prior years’ amounts have been reclassified to conform with the current year presentation.

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

Revenue recognition—The Company recognizes revenue when titles passes, which is generally upon shipment.  Service revenue is recognized in the period the service is performed, or ratably over the period of the related service contract.  Customers may obtain financing through a U.S. third party leasing company to assist in their acquisition of the Company’s equipment products.  Under the terms of the Company's agreement with the U.S. third party leasing company, transactions classified as operating leases result in recognition of revenue over the lease term and, for short-term rental transactions, at the time customers convert the short-term rental to an outright purchase or long-term capital lease of the equipment.  As a result, we defer the sale on these transactions and record the sales proceeds as collateralized borrowings or deferred revenue.  The underlying equipment relating to operating leases is depreciated on a straight-line basis over the lease term, which does not exceed the equipment’s estimated useful life.

Derivative financial instruments—The Company enters into forward exchange contracts principally to hedge the eventual dollar cash flow of foreign currency denominated transactions (principally British pound, Netherlands guilder, Australian dollar, Canadian dollar, and Japanese yen). Gains or losses on forward exchange contracts to hedge foreign currency denominated anticipated sales transactions and net exposed assets are recognized in income on a current basis over the term of the contracts. The Company has elected to treat certain forward exchange contracts as an economic hedge of its net investment in Tennant Holding B.V., a Netherlands-based subsidiary. Gains or losses on such contracts, net of related tax effect, are recognized on a current basis over the term of the contract and are reported as a separate component of shareholders’ equity.

Earnings per share—Basic earnings per share excludes dilution and is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes conversion shares consisting of stock options and performance- related shares.

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

(2) Restatement

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions in the 1998-1999 consolidated financial statements includes an increase in previously reported net earnings of $0.1 million and net earnings per share – diluted of $0.01 for the year ended December 31, 1999 and a reduction in previously reported net earnings of $1.7 million and net earnings per share – diluted of $0.18 for the year ended December 31, 1998.  Impacted financial statement line items were sales, cost of sales, interest expense, income tax expense, inventory, machinery and equipment, accumulated depreciation, deferred income taxes, accrued expenses, deferred revenue and debt. There was no impact on cash flows or cash and cash equivalents.  The consolidated financial statements as of and for the years ended December 31, 1999 and 1998 and notes thereto included in this Form 10-K/A have been restated to include the effects of the correction to the timing of the revenue recognition, as follows:

	Year Ended December 31, 1999		Year Ended December 31, 1998
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED STATEMENTS OF OPERATIONS

Net sales	$429,407	$429,739	$389,388	$383,765
Cost of sales	255,398	255,528	226,233	223,369
Interest income, net	(1,097)	(1,190)	1,479	1,468
Earnings before income taxes	30,586	30,694	39,092	36,322
Income tax expense	10,893	10,939	13,767	12,713
Net earnings	19,693	19,755	25,325	23,609
Net earnings per common share
- Basic	$2.16	$2.17	$2.67	$2.49
- Diluted	$2.15	$2.16	$2.67	$2.49

	December 31, 1999		December 31, 1998
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED BALANCE SHEETS

Inventories	$47,753	$49,405	$46,162	$48,363
Total current assets	165,093	166,745	150,868	153,069
Property, plant and equipment, net	66,306	67,388	66,640	67,302
Deferred income taxes – long term	6,061	7,063	2,657	3,696
Total assets	257,533	261,269	239,098	243,000
Current debt	12,902	14,191	7,302	7,969
Accounts payable, accrued expenses and deferred revenue	57,859	61,131	48,268	52,638
Income taxes payable	4,238	4,231	1,421	1,406
Total current liabilities	74,999	79,553	56,991	62,013
Long-term debt	16,003	16,839	23,038	23,635
Total liabilities	121,618	127,008	107,831	113,450
Retained earnings	144,694	143,041	136,730	135,014
Total shareholders’ equity	135,915	134,261	131,267	129,550
Total liabilities and shareholders’ equity	257,533	261,269	239,098	243,000

	December 31, 1999		December 31, 1998
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED STATEMENTS OF CASH FLOWS

Net earnings	$19,693	$19,755	$25,325	$23,609
Depreciation and amortization	18,667	19,028	17,550	17,590
Deferred tax benefits	(1,767)	(1,730)	(1,961)	(3,000)
Increase (decrease) in inventories	2,096	2,646	(5,369)	(7,571)
Increase (decrease) in accounts payable, accrued expenses, deferred revenue and other long-term liabilities	1,292	194	3,278	7,648
Increase (decrease) in income taxes payable	(1,171)	(1,163)	(3,476)	(3,491)
Other, net	(860)	(780)	118	680

(3) Restructuring Charges

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

The above liabilities are included in Accounts payable, accrued expenses and deferred revenue.

(4) Investments as Lessor

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

	Sales-Type Leases	Operating Leases
	(In Thousands)

2000	$2,334	$209
2001	759	34
2002	270	8
2003	11	—
2004	—	—
Total	$3,374	$251

(5) Property, Plant, and Equipment and Related Accumulated Depreciation

Property, plant, and equipment and related accumulated depreciation at December 31 consist of the following:

	1999 Restated	1998 Restated
	(In Thousands)

Land	$3,633	$3,627
Buildings and improvements	28,392	28,212
Machinery and equipment	143,238	132,640
Construction in progress	1,913	5,738
Total property, plant, and equipment	177,176	170,217
Less accumulated depreciation	(109,788)	(102,915)
Net property, plant, and equipment	$67,388	$67,302

Buildings and improvements include office, warehouse, or manufacturing facilities in suburban Minneapolis, Minnesota; Holland, Michigan; London, England; Salsburg, Austria; and Uden, The Netherlands.

(6) Intangible Assets

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

(7) Short-Term Borrowings

At the end of 1999 and 1998, current debt consisted of the following:

	1999 Restated	1998 Restated
	(In Thousands)

ST bank borrowings	$5,838	$47
Current portion of long-term debt	5,000	2,453
Collateralized borrowings and employee relocation mortgages	2,064	4,802
Collateralized borrowings related to lease sales activity	1,289	667
Total	$14,191	$7,969

The weighted-average interest rates on the above short-term bank borrowings at December 31, 1999 and 1998, were 6.4% and 4.3%, respectively. This interest rate represents the weighted-average rate for the respective period and is calculated using the actual interest costs, exclusive of commitment fees, and month-end average outstanding debt.

Collateralized borrowings related to lease sales activity primarily represent deferred sales proceeds on certain leasing transactions with our U.S. third party leasing company.

The Company has available lines of credit with banks in the amount of $24,093,000 which includes a $15,000,000 line of credit requiring the Company to pay .2% per year commitment fee on the line of credit. This fee is recorded by the Company as interest expense.

(8) Accounts Payable, Accrued Expenses and Deferred Revenue

Accounts payable, accrued expenses and deferred revenue at December 31 consist of the following:

	1999 Restated	1998 Restated
	(In Thousands)

Trade accounts payable	$17,964	$15,719
Employee profit sharing	4,103	4,165
Wages, bonuses, and commissions	17,280	17,511
Taxes, other than income taxes	3,748	3,622
Restructuring reserve	4,789	—
Deferred revenue	3,272	4,370
Other	9,975	7,251
Total	$61,131	$52,638

(9) Fair Value of Financial Instruments

The Company’s short-term financial instruments are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to the short maturity of the instruments. The Company’s foreign currency forward exchange contracts are valued at fair market value, which is the amount the Company would receive or pay to terminate the contracts at the reporting date. The fair market value of the Company’s long-term debt approximates cost, based on the borrowing rates currently available to the Company for bank loans with similar terms and remaining maturities.

(10) Long-Term Debt

Long-term debt at December 31 consists of the following:

	1999 Restated	1998 Restated
	(In Thousands)

Note at 8.09%, due in 2000	$—	$5,000
Collateralized borrowing at 9.6%, due in 2000	—	2,132
Notes at 8.56%, due in 2001	5,000	5,000
Collateralized borrowing at 9.6%, due in 2001	728	679
Collateralized borrowing at 9.6%, due in 2002	264	219
Note at 7.21%, due in 2003	5,000	5,000
Collateralized borrowing at 9.6%, due in 2003	11	8
Note at 7.84%, due in 2005	5,000	5,000
Collateralized borrowing related to lease sales activity	836	597
Total	$16,839	$23,635

The notes were issued in 1994 and 1995 under an agreement the Company has with Prudential Insurance Company of America. The aggregate principal payments of long-term debt for the next five years and beyond are as follows:

(In Thousands)

2001	$5,728
2002	264
2003	5,011
2004	—
2005 and beyond	5,000
Total	$16,003

Collateralized borrowings related to lease sales activity primarily represent deferred sales proceeds on certain leasing transactions with our U.S. third party leasing company.

During 1999, 1998, and 1997, the Company paid total long-term and short-term interest costs of $2,589,000, $2,280,000, and $2,019,000, respectively.

(11) Pensions and Post-retirement Benefits

The Company has a Defined Benefit Pension Plan (available to most U.S. employees). Plan benefits are based on the employee’s years of service and compensation during the highest five consecutive years of service of the final ten years of employment. The Company’s policy has been to fund this plan to the maximum allowed by ERISA rules. Contributions are intended to provide benefits attributed to service to date, and for service-related benefits expected to be earned in the future. Retirement benefits for eligible employees in foreign locations are funded principally through either annuity or government programs.

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

Components of net periodic benefit cost:

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

The health care trend rate assumption does not have a large impact on the plan’s liabilities since the Company’s liabilities are largely fixed dollar amounts in future years. To illustrate, a one-percentage-point change in assumed health care trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In Thousands)

Effect on total of service and interest cost components	$34	$(40)
Effect on postretirement benefit obligation	$333	$(343)

(12) Common and Preferred Stock and Additional Paid-in Capital

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

On November 19, 1996, the Board of Directors approved a Shareholder Rights Plan allowing a dividend of one preferred share purchase Right for each outstanding Common Share of the par value of $.375 per share of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Series A Junior Participating Preferred Share of the par value of $.02 per share of the Company at a price of $100 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable or transferable apart from the common stock until the earlier of: (i) the close of business on the fifteenth day following a public announcement that a person or group of affiliated or associated persons has become an “Acquiring Person” (i.e., has become, subject to certain exceptions, the beneficial owner of 20% or more of the outstanding Common Shares), or (ii) the close of business on the fifteenth day following the commencement or public announcement of a tender offer or exchange offer the consummation of which would result in a person or group of affiliated or associated persons becoming, subject to certain exceptions, the beneficial owner of 20% or more of the outstanding Common Shares (or such later date as may be determined by the Board of Directors of the Company prior to a person or group of affiliated or associated persons becoming an Acquiring Person). At no time do the Rights have any voting power. The Rights may be redeemed by the Company for $.01 per right at any time prior to (and, in certain circumstances, within twenty days after) a person or group acquiring 20% or more of the common stock. The 20% thresholds do not apply to stock ownership by or on behalf of employee benefit plans. Under certain circumstances, the Board of Directors may exchange the Rights for the Company’s common stock or reduce the 20% thresholds to not less than 10%. The Rights will expire on December 23, 2006, unless extended or earlier redeemed or exchanged by the Company.

(13) Costs and Expenses

Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three years ended December 31, 1999, as follows:

	1999	1998	1997
	(In Thousands)

Engineering, research and development	$15,385	$14,224	$13,470
Maintenance and repairs	$5,899	$6,071	$5,856
Warranty	$6,478	$5,959	$4,981
Bad debts	$1,568	$944	$1,901

(14) Commitments

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

(15) Income Taxes

In 1999, 1998, and 1997 the Company recognized tax benefits of $679,000, $690,000, and $179,000, respectively, relating to the Company’s ESOP and stock plans and miscellaneous charges (credits) of $0, $0, and $279,000, respectively, by direct allocations to shareholders’ equity. Income tax expense (benefit) for the three years ended December 31, 1999, is as follows:

	Current	Deferred	Total
	(In Thousands)

1999 Restated
Federal	$11,065	$(1,574)	$9,491
Foreign	21	477	498
State	1,299	(349)	950
	$12,385	$(1,446)	$10,939

1998 Restated
Federal	$10,328	$(2,458)	$7,870
Foreign	3,998	(127)	3,871
State	1,402	(430)	972
	$15,728	$(3,015)	$12,713

1997
Federal	$10,868	$(1,702)	$9,166
Foreign	3,135	(35)	3,100
State	1,458	(299)	1,159
	$15,461	$(2,036)	$13,425

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	1999 Restated	1998 Restated	1997
	(In Thousands)

Tax at statutory rate	$10,743	$12,721	$13,171
Increases (decreases) in taxes from:
State and local taxes, net of federal benefit	617	631	754
Effect of foreign taxes	93	308	314
Research and development credit			(239)
Effect of foreign sales corporation	(628)	(708)	(668)
Other, net	114	(239)	93
Income tax expense	$10,939	$12,713	$13,425

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are presented below:

	1999 Restated	1998 Restated
	(In Thousands)

Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986 and changes in inventory reserves	$1,827	$1,171
Employee wages and benefits, principally due to accruals for financial reporting purposes	16,125	14,250
Warranty reserves accrued for financial reporting purposes	1,000	918
Accounts receivable, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	1,854	1,222
Deferred loss, hedge of forward foreign exchange contracts and options	41	31
Other	1,452	1,081
Total deferred tax assets	$22,299	$18,673

Deferred tax liabilities:
Property, plant, and equipment, principally due to differences in depreciation and related gains	$3,397	$5,296
Goodwill	976	781
Total deferred tax liabilities	$4,373	$6,077

Net deferred tax assets	$17,926	$12,596

The Company has determined that a valuation allowance for the deferred tax assets is not required since it is likely that they will be realized through future reversals of existing taxable temporary differences and future taxable income.

Income taxes paid were $12,944,000, $18,513,000, and $14,839,000, in 1999, 1998, and 1997, respectively.

(16) Foreign Currency Contracts

In 1997, the Company entered into several guilder forward exchange contracts for the purpose of hedging the net investment in Tennant Holding B.V., a Netherlands-based subsidiary. As of December 31, 1999, there were no outstanding guilder contracts. In 1999, 1998, and 1997, the Company recognized gains (losses), net of related tax effect, as a separate component of shareholders’ equity of $0, $0, and $455,000, respectively.

The Company entered into yen forward exchange contracts to hedge anticipated sales transactions. Gains and losses on these contracts are recognized in income on a current basis over the term of the contracts. As of December 31, 1999, there were no outstanding yen forward contracts. In 1999, 1998, and 1997, the Company recognized gains (losses) of $0, $(22,000), and $0, respectively.

The Company also entered into forward exchange contracts to hedge net exposed assets in Australia, Canada, and Japan. As of December 31, 1999, the Company had three outstandingcontracts totaling $5,195,000. These contracts will mature in 2000 and bear rates of .6458 U.S. dollars per Australian dollar, 1.4510 Canadian dollars per U.S. dollar, and 101.20 Japanese yen per U.S. dollar. In 1999, 1998, and 1997, the Company recognized gains (losses) of $(217,000), $(91,000), and $715,000, respectively.

(17) Stock Plans, Bonuses, and Profit Sharing

The Company has six plans under which stock-based compensation grants are provided annually. The 1992 Stock Incentive Plan (“1992 Plan”), 1995 Stock Incentive Plan (“1995 Plan”), 1998 Management Incentive Plan (“1998 Plan”), and 1999 Stock Incentive Plan (“1999 Plan”) provide for stock-based compensation grants to executives and key employees of the Company. The 1993 Directors Restricted Plan (“1993 Plan”) provides for the annual retainer in the form of restricted shares to the non-employee Directors of the Company. The 1997 Director’s Option Plan (“1997 Plan”) provides for stock option grants to non-employee Directors of the Company. The maximum number of shares that can be awarded under the respective plans is 500,000, 500,000, 100,000, 500,000, 50,000 and 150,000, respectively. The grant size under all plans is determined by the Compensation Committee of the Board of Directors.

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

Under the 1995 Plan, the 1997 Plan, and the 1999 Plan, 10-year fixed stock options are granted annually at a price equal to the stock’s fair market value on the date of the grant. Options are exercisable on a cumulative basis at a rate of 25% per year. A summary of the status of the Company’s stock option transactions during 1999, 1998 and 1997 is shown below:

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

The Company has adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with SFASNo. 123, the fair value of options at the date of grant is estimated using the Black- Scholes option pricing model. The following weighted-average assumptions were used for the 1999, 1998, and 1997 grants, respectively: dividend yield of 2.2%, 2.0% and 2.6%; expected volatility of 39%, 19%, and 19%; risk-free interest rates of 5.2% 5.5%, and 6.2%; and expected life of option of five years. In 1999, 1998, and 1997, respectively, expenses of $2,523,000, $5,557,000, and $6,192,000, were charged to operations for restricted and performance-related awards. Had stock-based compensation cost, determined consistent with the provisions of SFAS No. 123, been charged to the Company’s net earnings, net earnings per share would have been reduced to the pro forma amounts indicated below. (dollars in thousands, except per share amounts):

	1999 Restated	1998 Restated	1997

Net earnings—as reported	$19,755	$23,609	$24,205
Net earnings—pro forma	$18,235	$22,795	$23,798
Diluted net earnings per share—as reported	$2.16	$2.49	$2.41
Diluted net earnings per share—pro forma	$2.00	$2.40	$2.37

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts, because additional awards in future years are anticipated.

The Company also has a matching contribution program available to all employees who make 401(k) contributions. Under this program, the Company makes matching contributions up to a maximum of 4% of an employee’s earnings. Employee contributions invested in Company common stock are matched at the rate of 35%, and contributions not invested in Company common stock are matched at the rate of 15%. Expenses related to matching contributions were $842,000, $828,000, and $689,000, in 1999, 1998, and 1997, respectively.

During 1990, the Company established a leveraged Employee Stock Ownership Plan (ESOP) by amending its Profit Sharing Plan to add ESOP features. The ESOP covers substantially all domestic employees following completion of one year of service. The shares required for the Company’s matching contribution program, as well as the Company’s Profit Sharing Plan, are provided principally by the Company’s ESOP, supplemented as needed by newly issued shares. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees who made 401(k) contributions that year, as well as to profit sharing participants, based on the proportion of debt service paid in the year. The Company accounts for the ESOP in accordance with EITF Issue 89-8, Expense Recognition for Employee Stock Ownership Plans. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Company reports compensation expense equal to the cost of the shares to ESOP. ESOP shares are considered outstanding in EPS computations, and dividends on allocated and unallocated shares are recorded as a reduction of retained earnings.

The Company’s cash contribution to the ESOP during 1999, 1998, and 1997 was $1,225,000, $1,241,000, and $1,263,000, respectively. Accrued expenses in excess of benefits provided to employees through the ESOP, which were charged to miscellaneous expense, were $468,000, ($292,000), and $138,000, in 1999, 1998, and 1997, respectively. Interest earned and received on the Company loan to the ESOP was $1,372,000, $1,437,000, and $1,496,000, in 1999, 1998, and 1997, respectively. Dividends on the Company shares held by the ESOP used for debt service were $799,000, $797,000, and $787,000, in 1999, 1998, and 1997, respectively. At December 31, 1999, the ESOP indebtedness to the Company, which bears an interest rate of 10.05% and is due December 31, 2009, was $13,492,000.

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

(18) Earnings Per Share

Basic and diluted earnings per share for the three years ended December 31, 1999, are as follows: (In Thousands, except per share amounts)

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the Year Ended 1999 Restated
Basic earnings per share	$19,755	9,097	$2.17
Effect of dilutive securities:
Fixed stock options		35
Performance-related shares		8
Diluted earnings per share	$19,755	9,140	$2.16

For the Year Ended 1998 Restated
Basic earnings per share	$23,609	9,471	$2.49
Effect of dilutive securities:
Fixed stock options		29
Diluted earnings per share	$23,609	9,500	$2.49

For the Year Ended 1997
Basic earnings per share	$24,205	9,954	$2.43
Effect of dilutive securities:
Fixed stock options		35
Performance-related shares		43
Diluted earnings per share	$24,205	10,032	$2.41

(19) Segment Reporting

The Company operates in one industry segment which consists of the design, manufacture, and sale of products and services used in the maintenance of nonresidential floors.

Financial data by geographic area is before interest expense and elimination of intercompany transactions. North America sales include sales in the United States, Canada and Mexico. Sales in Canada and Mexico comprise less than 10% of consolidated sales and are interrelated with the Company’s U.S. operations. Product transfers from North America are generally made at prices that recognize return on investment objectives for both the Manufacturing and selling units. Corporate items include general corporate expense and miscellaneous items such as net ESOP income and foundation contribution expense. Corporate assets consist primarily of Company cash and cash equivalents.

	1999 Restated	1998 Restated	1997
	(In Thousands)

Net sales
North America
Customer sales	$312,078	$288,369	$275,834
Transfers to Europe and other international areas	58,965	51,163	51,231
Total North America	$371,043	$339,532	$327,065
Europe customer sales	82,234	63,048	57,387
Other international customer sales	35,427	32,348	39,207
Eliminations	(58,965)	(51,163)	(51,231)
Total	$429,739	$383,765	$372,428

Profit before income taxes
North America	$30,371	$27,302	$34,029
Europe	518	6,603	5,168
Other international	2,989	5,155	1,687
Corporate items, interest income, interest expense, and eliminations	(3,184)	(2,738)	(3,254)
Total	$30,694	$36,322	$37,630

Total assets
Identifiable assets
North America	$181,118	$176,650	$176,284
Europe	51,107	41,100	37,842
Other international	14,116	11,428	7,898
Corporate assets and eliminations	14,928	13,822	11,846
Total	$261,269	$243,000	$233,870

	1999 As Originally Reported	1998 As Originally Reported
	(In Thousands)

Net sales
North America
Customer sales	$311,746	$293992
Transfers to Europe and other international areas	58,965	51,163
Total North America	$370,711	$345,155
Europe customer sales	82,234	63,048
Other international customer sales	35,427	32,348
Eliminations	(58,965)	(51,163)
Total	$429,407	$389,388

Profit before income taxes
North America	$30,170	$30,061
Europe	518	6,603
Other international	2,989	5,155
Corporate items, interest income, interest expense, and eliminations	(3,091)	(2,727)
Total	$30,586	$39,092

Total assets
Identifiable assets
North America	$177,382	$172,748
Europe	51,107	41,100
Other international	14,116	11,428
Corporate assets and eliminations	14,928	13,822
Total	$257,533	$239,098

(20) Acquisition

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

The purchase price was allocated to the acquired assets and assumed obligations based on their fair market values. The purchase price and related acquisition costs exceeded fair market values by approximately $4.5 million. This amount has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The transaction has been accounted for using the purchase method of accounting, and as such, the Company’s 1999 results of operations include PaulAndra KG businesses results since the acquisition date. This acquisition did not have a material impact on operations.

(21) Consolidated Quarterly Data* (Unaudited)

(In Thousands, except per share amounts)

	Net Sales			Gross Profit
Quarter	1999 Restated	1998 Restated	% change	1999 Restated	1998 Restated	% change

First	$99,687	$88,277	13	$40,594	$37,044	10
Second	$107,436	$97,821	10	$43,456	$41,327	5
Third	$104,302	$94,369	11	$41,288	$39,847	4
Fourth	$118,314	$103,298	15	$48,873	$44,822	9
Year	$429,739	$383,765	12	$174,211	$163,040	7

	Net Earnings				Diluted Earnings Per Share
Quarter	1999 Restated		1998 Restated	% change	1999 Restated	1998 Restated	% change

First	$4,893		$5,099	(4)	$.53	$.54
Second	$6,265		$6,268	(0)	$.69	$.66
Third	$3,132	**	$5,809	(46)	$.34	$.61
Fourth	$5,465	**	$6,433	(15)	$.60	$.68
Year	$19,755		$23,609	(16)	$2.16	$2.49

*                                         Regular quarterly dividends aggregated $.76 per share in 1999 ($.19 per share for all quarters) and $.74 per share in 1998 ($.18 per share for the first two quarters and $.19 per share for the last two quarters).

**                                  Includes restructuring charges of $2,027 after tax in the third quarter and $2,281 after tax in the fourth quarter.

MANAGEMENT’S REPORT

The Company’s management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for the three years ended December 31, 1999, have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed.

In meeting its responsibility for the reliability of the financial statements, management relies on a system of internal accounting control. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. The design of this system recognizes that errors or irregularities may occur and that estimates and judgments are required to assess the relative cost and expected benefits of the controls. Management believes that the Company’s accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period.

The Audit Committee of the Board of Directors, which is comprised solely of Directors who are not employees of the Company, is responsible for monitoring the Company’s accounting and reporting practices. The Audit Committee meets periodically with management and the independent auditors to discuss internal accounting control, auditing, and financial reporting matters.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Tennant Company:

We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the accompanying consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years then ended have been restated.

/s/ KPMG LLP

Minneapolis, Minnesota

February 7, 2000, except as to note 2,

which is as of March 25, 2003

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Part III is included in the Tennant Company 2000 Proxy (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K/A Annual Report by reference, except Item 13—”Certain Relationships and Related Transactions,” of which there were none, and Item 10—”Directors and Executive Officers of the Registrant” as it relates to executive officers. Identification of executive officers is included in Part I of this Form 10-K/A Annual Report.

PART IV

Item 14—Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

A. The following documents are filed as a part of this report:

1.                                       Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

(Dollars in Thousands)

Allowance for doubtful accounts	Balance at beginning of Year	Additions charged to costs and expenses	Deductions from reserves(1)	Balance at end of year

Year ended December 31, 1999	2,956	1,568	131	4,393
Year ended December 31, 1998	3,302	944	1,290	2,956
Year ended December 31, 1997	2,506	1,901	1,105	3,302

(1)                                  Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.

Warranty reserves	Balance at beginning of Year	Additions charged to costs and expenses	Deductions from reserves	Balance at end of year

Year ended December 31, 1999	2,903	5,439	5,120	3,222
Year ended December 31, 1998	2,915	5,062	5,074	2,903
Year ended December 31, 1997	2,419	4,359	3,863	2,915

Reserve for inventory obsolescence

Year ended December 31, 1999	2,815	1,313	1,945	2,183
Year ended December 31, 1998	1,197	2,502	884	2,815
Year ended December 31, 1997	2,437	1,027	2,267	1,197

All other schedules are omitted as the required information is inapplicable or because the required information is presented in the Consolidated Financial Statements in the Tennant Company 1999 Annual Report to Shareholders.

2.                                       Exhibits

Item #	Description	Method of Filing

3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
3ii	By-Laws	Incorporated by reference to Exhibit 3ii to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.1	Tennant Company 1988 Stock Incentive Plan	Incorporated by reference to Exhibit b.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.2	Tennant Company 1992 Stock Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-59054, Form S-8 dated March 2, 1993.
10.3	Tennant Company Restricted Stock Plan for Nonemployee Directors	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement No. 33-59054, Form S-8, dated March 2, 1993.
10.4	Tennant Company 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
10.5	Tennant Company Restricted Stock Plan for Nonemployee Directors as amended and restated effective January 1, 1995	Incorporated by reference to Exhibit 10.2 to the, Company’s 1995 Second Quarter 10-Q filing dated August 8, 1995.
10.6	Tennant Company Excess Benefit Plan, as amended and restated effective January 1, 1994	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
10.7	Management Agreement with Steven K. Weeks dated November 19, 1996	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.8	Management Agreement with Tom Vander Bie dated November 19, 1996	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.9	Management Agreement with Richard M. Adams dated December 10, 1993	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.10	Management Agreement with Janet M. Dolan dated June 21, 1989	Incorporated by reference to Exhibit b.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.11	1993 Amendment to Management Agreement with Janet M. Dolan dated December 10, 1993	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.12	Management Agreement with Roger L. Hale dated March 10, 1987	Incorporated by reference to Exhibit b.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.13	Amendment to Management Agreement with Roger L. Hale dated June 21, 1989	Incorporated by reference to Exhibit b.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.14	1993 Amendment to Management Agreement with Roger L. Hale dated December 10, 1993	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.15	Management Agreement with Douglas R. Hoelscher dated March 10, 1987	Incorporated by reference to Exhibit b.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.16	Amendment to Management Agreement with Douglas R. Hoelscher dated June 21, 1989	Incorporated by reference to Exhibit b.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.17	1993 Amendment to Management Agreement with Douglas R. Hoelscher dated December 10, 1993	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.18	Management Agreement with Keith D. Payden dated December 10, 1993	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.19	Management Agreement with William R. Strang dated December 10, 1993	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.20	Asset Purchase Agreement dated January 27, 1994, between Tennant Company, Castex Industries, Inc., Wayne Investment Corp. and Wayne A. Streuer	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 15, 1994.
10.21	Management Agreement with James H. Moar dated July 13, 1998	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.22	Management Agreement with Thomas J. Dybsky dated September 28, 1998	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.23	Tennant Company Non-Employee Director Stock Option Plan	Incorporated by reference to the Company’s Registration Statement No. 333-28641, Form S-8 dated June 6, 1997.
10.24	Tennant Company 1998 Management Incentive Plan	Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.25	Management Agreement with John T. Pain dated October 1, 1998.	Incorporated by reference to Exhibit 10iii.1 to the Company’s 10-Q Quarterly Report dated September 30, 1999.
10.26	Management Agreement with Janet Dolan dated April 5, 1999.	Incorporated by reference to Exhibit 10iii.2 to the Company’s 10-Q Quarterly Report dated September 30, 1999.
10.27	Management Agreement with James J. Seifert dated July 12, 1999.	Incorporated by reference to Exhibit 10iii.3 to the Company’s 10-Q Quarterly Report dated September 30, 1999.
10.28	Tennant Company 1999 Stock Incentive Plan.	Incorporated by reference to the Company’s Registration Statement No. 333-80589 Form S-8 dated June 14, 1999.
10.29	Castex Incorporated Employees’ Retirement Plan	Incorporated by reference to the Company’s Registration Statement No. 333-51531 Form S-8 dated May 1, 1998.
10.30	Tennant Company Profit Sharing Plan	Incorporated by reference to the Company’s Registration Statement No. 2-86844 Form S-8 dated September 29, 1983.
10.31	Tennant Company Profit Sharing Plan Amendment No. 1	Incorporated by reference to the Company’s Registration Statement No. 2-86844 Form S-8 dated January 27, 1986.
10.32	Tennant Company Profit Sharing Plan Amendment No. 2	Incorporated by reference to the Company’s Registration Statement No. 2-86844 Form S-8 dated October 6, 1987.
21.1	Subsidiaries of the Registrant
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

23.1	Independent Auditors’ Report and Consent	Filed herewith electronically.
99.1	Certifications	Filed herewith electronically.

B. Reports on Form 8-K

A Form 8-K was filed on December 9, 1999, reporting an amendment to the Shareholder Rights Plan dated November 19, 1996.

CROSS REFERENCE

Form 10-K/A	Referenced	Location

Part III, Item 10—Directors and Executive Officers of the Registrant	2000 Proxy	Pages 4 to 7
Part III, Item 11—Executive Compensation	2000 Proxy	Pages 8 to 15
Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management	2000 Proxy	Pages 2 and 3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY

By –	/s/ Janet M. Dolan	By –	/s/ James T. Hale
	Janet M. Dolan		James T. Hale
	President, CEO and		Board of Directors
Board of Directors

Date –	March 25, 2003	Date –	March 25, 2003

By –	/s/ Anthony T. Brausen	By –	/s/ Pamela K. Knous

	Anthony T. Brausen		Pamela K. Knous
	Vice President, Chief Financial		Board of Directors
Officer and Treasurer
		Date –	March 25, 2003
Date –	March 25, 2003

By –	/s/ Gregory M. Siedschlag	By –	/s/ William I. Miller

	Gregory M. Siedschlag		William I. Miller
	Corporate Controller and		Board of Directors
Principal Accounting Officer
		Date –	March 25, 2003

Date –	March 25, 2003
		By –	/s/ Edwin L. Russell

Edwin L. Russell
Board of Directors

		Date –	March 25, 2003

		By –	/s/ Stephen G. Shank

Stephen G. Shank
Board of Directors

		Date –	March 25, 2003

		By –	/s/ Frank L. Sims

Frank L. Sims
Board of Directors

		Date –	March 25, 2003

CERTIFICATIONS

I, Janet M. Dolan, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Tennant Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	/s/ March 25, 2003
/s/ Janet M. Dolan
Janet M. Dolan
President and Chief Executive Officer

I, Anthony T. Brausen, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Tennant Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	/s/ March 25, 2003
/s/ Anthony T. Brausen
Anthony T. Brausen
Vice President, Chief Financial Officer
Treasurer