Form 10-K/A
period 2000-12-31
TENNANT CO
filed 2003-03-25
CIK 97134

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

DOCUMENTS INCORPORATED BY REFERENCE

2001 Proxy – Part III (Partial)

TENNANT COMPANY

2000

ANNUAL REPORT

FORM 10-K/A
(Pursuant to Securities Exchange Act of 1934)

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions in the 1998-2000 consolidated financial statements includes a reduction in previously reported net earnings of $0.5 million and $1.7 million and net earnings per share – diluted of $0.05 and $0.18 for the years ended December 31, 2000 and 1998, respectively and an increase in previously reported net earnings of $0.1 million and net earnings per share – diluted of $0.01 for the year ended December 31, 1999. The consolidated financial statements as of December 31, 2000 and 1999 and for the three years ended December 31, 2000, 1999 and 1998 and notes thereto included in this Form 10-K/A have been restated to include the effects of the correction to the timing of this revenue recognition.

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

This amendment to the Company’s Annual Report on FORM 10-K for the fiscal year ended December 31, 2000 amends and restates those items of the FORM 10-K originally filed on March 30, 2001 (the Original Filing) which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update any disclosures not impacted by the restatement.  Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as of the date of the Original Filing. For additional information regarding the restatement, see “Notes to Consolidated Financial Statements – Restated” included in Item 8.

PART I

ITEM 1 – Business

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

Industry Segments, Foreign and Domestic Operations and Export Sales

The Company, as described under “General Development of Business,” has one business segment. The Company sells its products domestically and internationally. Financial information on the Company’s geographic areas are provided under Segment Reporting in Note 18 included in Item 8. Nearly all of the Company’s foreign investment in assets reside within Australia, Canada, Japan, Spain, The Netherlands, the United Kingdom, France, and Germany. While subject to increases or decreases in value over time due to foreign exchange rate movements, these investments are considered to be of low business risk.

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

ITEM 2 – Properties

The Company’s corporate offices are owned by the company and are located in the Minneapolis, Minnesota metropolitan area.  Manufacturing facilities are located in Minnesota, Michigan, Germany and The Netherlands. The Company has announced its plans to close the Waldhausen, Germany, manufacturing operation and transfer the related production to a contract manufacturer in the Czech Republic in 2001. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, and Australia.  The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs.  Notes 5 and 14 of the Notes to the Financial Statements included in Item 8 contain further information regarding the Company’s property and lease commitments.

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

PART II

ITEM 5 – Market for Registrant’s Common Equity and Related Stockholder Matters

Investor Information

STOCK MARKET INFORMATION – Tennant common stock is traded on the New York Stock Exchange, under the ticker symbol TNC.  As of December 31, 2000, there were approximately 3,500 shareholders of record.

QUARTERLY PRICE RANGE (UNAUDITED) – The accompanying chart shows the quarterly price range of the Company’s shares over the past five years:

	First	Second	Third	Fourth
1996	$21.25-25.00	$23.50-26.50	$22.00-26.00	$22.50-27.50
1997	$26.13-28.75	$26.75-33.25	$33.25-37.50	$36.00-39.63
1998	$34.75-41.13	$40.75-44.81	$37.00-44.50	$33.00-41.25
1999	$31.44-45.00	$32.00-38.50	$32.63-37.25	$32.00-35.63
2000	$28.25-34.50	$30.50-38.00	$33.75-44.25	$39.00-53.38

DIVIDEND INFORMATION  – Cash dividends on Tennant’s common stock have been paid for 57 consecutive years, and the Company has increased dividends in each of the last 29 years. Dividends generally are declared each quarter. Following are the remaining record dates anticipated for 2001:  June 1, 2001   August 31, 2001   November 30, 2001

ITEM 6 – Selected Financial Data

TENNANT COMPANY AND SUBSIDIARIES

Historical Progress Review

(Dollars and shares in thousands, except per share data)

Years ended December 31	2000 Restated	1999 Restated		1998 Restated	1997	1996
Net sales	$452,176	429,739		383,765	372,428	344,433
Cost of sales	$269,658	255,528		223,369	217,570	204,165
Gross margin –%	40.4	40.5		41.8	41.6	40.7
Selling and administrative expenses	$139,665	136,076		125,806	118,770	108,637
% of net sales	30.9	31.7		32.8	31.9	31.5
Profit from operations	$42,853	31,464	(a)	34,590	36,088	31,631
% of net sales	9.5	7.3		9.0	9.7	9.2
Other income (expense)	$359	(770)		1,732	1,542	698
Income tax expense	$15,470	10,939		12,713	13,425	11,302
% of profit before income taxes	35.8	35.6		35.0	35.7	35.0
Net earnings	$27,742	19,755	(a)	23,609	24,205	21,027
% of net sales	6.1	4.6		6.2	6.5	6.1
Return on beginning shareholders’ equity –%	20.7	15.2		16.7	18.8	18.4

PER SHARE DATA
Basic net earnings	$3.05	2.17	(a)	2.49	2.43	2.09
Diluted net earnings	$3.04	2.16	(a)	2.49	2.41	2.09
Cash dividends	$.78	.76		.74	.72	.69
Shareholders’ equity (ending)	$16.88	14.94		14.20	13.82	12.93

YEAR-END FINANCIAL POSITION
Cash and cash equivalents	$21,512	14,928		17,693	16,279	9,881
Total current assets	$173,220	166,745		153,069	143,105	126,481
Property, plant and equipment, net	$69,054	67,388		67,302	65,111	65,384
Total assets	$268,472	261,269		243,000	233,870	219,180
Current liabilities excluding current debt	$57,594	65,362		54,044	53,738	45,724
Current ratio excluding current debt	3.0	2.6		2.8	2.7	2.8
Long-term liabilities excluding long-term debt	$31,081	30,616		27,802	22,801	18,908
Debt:
Current	$15,274	14,191		7,969	2,377	3,864
Long-term	$11,736	16,839		23,635	20,678	21,824
Total debt as% of total capital	15.0	18.8		19.6	14.7	16.6
Shareholders’ equity	$152,787	134,261		129,550	134,086	128,860

CASH FLOW INCREASE (DECREASE)
Related to operating activities	$38,866	37,603		42,890	41,892	44,566
Related to investing activities	$(19,251)	(25,343)		(17,221)	(15,490)	(17,240)
Related to financing activities	$(12,680)	(14,665)		(24,290)	(20,434)	(22,024)

OTHER DATA
Interest income	$2,532	2,847		3,771	4,699	4,259
Interest expense	$1,886	2,665		2,303	2,021	2,491
Depreciation and amortization expense	$18,766	19,028		17,590	17,468	16,387
Net expenditures for property, plant and equipment	$18,251	16,362		17,221	16,424	17,581
Number of employees at year-end	2,471	2,266		2,127	2,019	1,950
Diluted average shares outstanding(c)	9,135	9,140		9,500	10,032	10,076
Closing share price at year-end(c)	$48.00	32.75		40.13	36.38	27.50
Common stock price range during year(c)	$28.25-53.38	31.44-45.00		33.00-44.81	26.13-39.63	21.25-27.50
Closing price/earnings ratio	15.8	15.2		16.1	15.1	13.2

(a) 1999 includes pretax restructuring charges of $6,671 ($4,308 net of taxes $.47 per share)

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to our previously reported consolidated financial statements as of December 31, 2000 and 1999 and for the three years ended December 31, 2000, 1999 and 1998.

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions in the 1998-2000 consolidated financial statements includes a reduction in previously reported net earnings by $0.5 million and $1.7 million and net earnings per share – diluted by $0.05 and $0.18 for the years ended December 31, 2000 and 1998, respectively and increase previously reported net earnings by $0.1 million and net earnings per share – diluted by $0.01 for the year ended December 31, 1999. The consolidated financial statements as of December 31, 2000 and 1999 and for the three years ended December 31, 2000, 1999 and 1998 and notes thereto included in this Form 10-K/A have been restated to include the effects of the correction to the timing of this revenue recognition.

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

Overview

For 2000, the Company reported record net sales and net earnings. Net sales of $452.2 million represent an increase of 5.2% from sales of $429.7 million in 1999. Negative foreign currency exchange effects, resulting primarily from the weakness of the Euro against the U.S. dollar, reduced 2000 net sales by approximately $13 million compared with 1999 net sales. The company’s operating margin before restructuring charges increased from 8.9% in 1999 to 9.5% in 2000. Net earnings for 2000 were $27.7 million, or $3.04 per diluted share, up 15% from 1999 net earnings of $24.1 million, or $2.63 per diluted share, before the effect of restructuring charges. Foreign currency exchange effects reduced 2000 earnings per diluted share by approximately $.22. Net earnings in 1999, after pre-tax restructuring charges of $6.7 million, or $.47 per diluted share, were $19.8 million, or $2.16 per diluted share. Net earnings were affected in 1999 by the impact of the implementation of an Enterprise Resource Planning (ERP) System.

Net Sales

Sales in North America in 2000 of $326.1 million increased 7.0% compared with $304.8 million in 1999. Sales increased 9%, adjusted for the divestiture of the Company’s Eagle propane burnisher business in September 1999. Growth in all product lines increased year-to-year with growth of 7.1% in industrial equipment, 11.7% in commercial equipment (adjusted for the impact of the Eagle divestiture), and 3.9% in floor coatings. Industrial equipment growth was due primarily to unit volume growth with a significant part of the growth coming from new products introduced over the past three years, including outdoor products. Commercial equipment and floor coatings growth were due primarily to unit volume growth.

In 1999, consolidated net sales of $429.7 million increased 12.0% from the prior year. North American sales of $304.8 million were up 7.6%. North American sales growth by product line were 11.2% for industrial equipment and 10.6% for commercial equipment, with a 10% decrease for floor coatings. Industrial and commercial product growth was primarily due to unit volume growth, significantly supported by the introduction of new and updated products, including outdoor products introduced the previous year and a half. Growth in commercial equipment sales was partially offset by the loss of sales for the last four months of 1999 resulting from the divestiture of the Eagle business.

European sales in 2000 were $80.6 million in translated U.S. dollars, down 1.9% from 1999 sales of $82.2 million. In local currency terms, and adjusted for the one additional month in 2000 from the acquired Paul Andra KG business, sales grew 10% primarily due to unit volume growth.

European sales in 1999 were up 30.5% in translated U.S. dollars compared with 1998 sales, due to the Paul Andra KG acquisition in January 1999.

Other international sales in 2000 were $45.4 million, an increase of 6.3% over 1999 sales of $42.7 million. In local currency terms, other international sales increased 8% compared with 1999 primarily due to unit volume growth in several geographies.

Other international sales in 1999 increased 13.6% compared with 1998. In local currency terms, 1999 sales declined .5%. Sales in Mexico have been reclassified in 1999 and 1998 from North America to other international to conform with the 2000 presentation.

Consolidated order backlog at 2000 year-end totaled $7 million compared with $9 million at the end of 1999 and $6 million at the end of 1998.

Costs and Expenses

The following is a summary of major operating costs and expenses as a percentage of net sales:

	2000 Restated	1999 Restated	1998 Restated
Cost of sales	59.6%	59.5%	58.2%

Selling and administrative expenses	30.9%	31.7%	32.8%

Restructuring charges	—	1.6%	—

Cost of sales as a percentage of sales increased by 0.1 percentage points in 2000 compared with 1999. The primary factor contributing to the increase in the cost of sales percentage was the effect of foreign currency exchange, principally the Euro. In 1999, cost of sales as a percentage of sales increased 1.3 percentage points compared with 1998 due substantially to a change in sales mix associated with the acquisition of Paul Andra KG, a lower margin business, higher costs in the industrial equipment business in North America related to inefficiencies associated with the ERP system implementation and an increase in selling discounts. Future gross margins could continue to be impacted by competitive market conditions, the mix of products both within and among product lines and geographies, and the effects of foreign currency exchange rate fluctuations.

Selling and administrative expenses as a percentage of sales declined 0.8 percentage points in 2000 compared with 1999. The decline is primarily attributable to the effects of restructuring activities and process improvement initiatives. Selling and administrative expenses as a percentage of sales declined 1.1 percentage points in 1999 compared with 1998. The decline was the result of the effects of restructuring activities, reduced employee incentive compensation expenses and a reduction in expenses associated with information technology. Also, in 1999 the Company adopted a change in accounting treatment for software developed for internal use under Statement of Position 98-1 issued by the American Institute of Certified Public Accountants. This statement requires the cost of developing software for internal use to be capitalized. In 2000 and 1999, respectively, approximately $.7 and $1.3 million were capitalized.

As described in Note 11 to the consolidated financial statements, during 2000 the Company approved enhancements to its retirement program to be effective in 2001 that included offering each Defined Benefit Plan participant the choice of remaining in a modified Defined Benefit Plan, or leaving this plan and receiving a lump-sum distribution that could be rolled over into a modified defined contribution plan. These retirement plan changes will result in a nonrecurring pension settlement gain of approximately $3.2 to $3.6 million after tax, or $.35 to $.39 per diluted share. This gain will be recorded upon receiving government approvals of changes to the Defined Benefit Plan which is expected to occur in 2001.

Other Income (Expense)

In 2000, other income and expense was income of $0.4 million compared with a net expense of $0.8 million in 1999. The major factors causing the change were a reduction in interest expense due to lower debt levels, a decrease in ESOP-related expense and decreased discretionary contribution to the Tennant Foundation. In 1999, the net expense of $0.8 million compared with 1998 net income of $1.7 million. The major factors causing the change were a decline in interest income due to the 1998 outsourcing of the Company’s product financing business, an increase in ESOP-related expense and an increase in the discretionary contribution to the Tennant Foundation.

Restructuring Charges

As discussed in Note 3 to the consolidated financial statements, the Company recorded pre-tax restructuring charges of $6.7 million ($4.3 million after-tax or $.47 per diluted share) in 1999. The charges pertained to management initiatives to restructure the main manufacturing organizations in North America and Europe. The actions in North America were substantially completed in 2000. The actions in Europe were partially completed in 2000 with the remainder to be completed in 2001. The actions were initiated to improve the efficiency and productivity of those organizations and reduce global infrastructure. Actions include closing several warehouses in North America and closing, or reducing activities in, several European sales and service facilities.

See Note 20 to the consolidated financial statements regarding the Company’s plan in 2001 to close a leased facility in Waldhausen, Germany, and transfer equipment production to a contract manufacturer in the Czech Republic. Restructuring and other nonrecurring charges will be recorded in connection with this plan and are estimated to total $3.5 to $4 million after-tax, or $.38 to $.44 per diluted share. The Company expects to record the majority of the charges in its first quarter ending March 31, 2001.

Management regularly reviews the Company’s business operations with the objective of improving financial performance and maximizing its return on investment and has adopted economic profit (operating profit after tax less a charge for the use of net capital employed) as its key financial performance measure. In this regard, the Company continues to consider actions to improve financial performance which, if taken, could result in material nonrecurring charges.

Income Taxes

The Company’s effective income tax rate was 35.8%, 35.6% and 35.0% for the years 2000, 1999 and 1998, respectively.

Liquidity and Capital Resources

The Company continued to strengthen its financial position in 2000. At December 31, 2000, cash and cash equivalents totaled $21.5 million and working capital, the excess of current assets over current liabilities, totaled $100.4 million compared with $87.2 million at December 31, 1999. At December 31, 2000, the Company’s capital structure was comprised of $15.3 million of current debt, $11.7 million of long-term debt and $152.8 million of shareholders’ equity. Debt-to-total-capital ratio was 15.0% at December 31, 2000, compared with 18.8% at December 31, 1999. Netting cash against debt, the net debt-to-total-capital ratio at the end of 2000 was 3.6%.

The Company has available lines of credit of $8 million with $7 million of related debt outstanding at December 31, 2000. The Company believes that the combination of internally generated funds, present capital resources and available financing sources are more than sufficient to meet cash requirements for 2001.

Cash Flows

During 2000, $38.9 million of cash was generated from operating activities compared with $37.6 million in 1999 and $42.9 million in 1998. The increase in 2000 is due to increased net earnings, offset by an increase in operating assets and liabilities. Other significant uses of cash in 2000 included $5.4 million of repayments of debt, $7 million in dividends paid to shareholders, and $ 3.2 million in repurchases of common stock.

Capital expenditures for property, plant and equipment totaled $20.5 million in 2000, compared with $18.3 million in 1999 and $23.4 million in 1998. Capital spending for 2001 is expected to increase to approximately $25 to $30 million and will be financed primarily with funds from operations.

Dividends and Share Repurchases

Cash dividends were $.78 per share in 2000, the 29th consecutive year of increase. On October 2, 1998, the Board of Directors authorized the Company to repurchase 600,000 shares of common stock. At December 31, 2000, the Company had approximately 124,000 shares remaining under the repurchase authorization. In 2000, the Company repurchased approximately 90,000 shares at an average price of $35.50 per share. The Company repurchased approximately 283,000 shares for $9.9 million in 1999 and approximately 677,000 shares in 1998 for $27.1 million.

New Accounting Standards

The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133, which is effective beginning 2001. SFAS 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company has determined the effect of adopting SFAS 133 and SFAS 138 is not material to the earnings and the financial position of the Company as of January 1, 2001.

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

The Company has a significant number of suppliers and customers located in European Union countries participating in the Euro Conversion. Such suppliers and customers will likely have to upgrade or modify their computer systems and software to comply with Euro requirements. The Euro Conversion may also have competitive implications for the Company’s pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time. The Company has modified its internal systems to deal with the Euro Conversion. There is no assurance, however, that all problems related to the Euro Conversion will be foreseen and corrected, or that no material disruptions of the Company’s business will occur.

Cautionary Factors Relevant to
Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made from time to time by the Company are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. These include factors that affect all businesses operating in a global market as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties presently facing the Company include: the ability to implement its plans to increase worldwide manufacturing efficiencies; political and economic uncertainty throughout the world; inflationary pressures; the potential for increased competition in the Company’s businesses from competitors that have substantial financial resources; the potential for soft markets in certain regions including North America, Asia, Latin America and Europe; the relative strength of the U.S. dollar, which affects the cost of the Company’s products sold internationally; the ability to successfully implement the Enterprise Resource Planning System; and the Company’s plan for growth. The Company cautions that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown.

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

ITEM 7a – Quantitative and Qualitative Disclosures About Market Risk

Due to the global nature of its operations, the Company is subject to exposures resulting from foreign exchange rate fluctuations. Because the Company’s products are manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect.

The Company’s objective in managing its exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of its foreign currency-denominated assets and liabilities. The Company periodically enters into various contracts, principally forward exchange contracts, to protect the value of certain of its foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. The Company had forward exchange contracts outstanding in the notional amounts of approximately $5 million both at the end of 2000 and 1999. The potential loss in fair value of foreign currency contracts outstanding as of December 31, 2000, from a 10% adverse change is not material. The Company maintains the policy of entering into foreign currency contracts only to the extent that actual exposures exist and does not enter into transactions for speculative purposes.

It is not possible to estimate the full impact of foreign currency exchange rate changes; however, the direct impact on net sales and net earnings can be estimated. For 2000, the foreign currency exchange effect on sales compared with 1999 was a reduction of approximately $13 million. The total effect on net earnings approximated $2 million or $.22 per diluted share. The Company expects that its sales and net earnings will continue to be unfavorably affected by the effects of foreign currency exchange rates in 2001.

In the latter part of 2000, a slowdown in the U.S. industrial economy began to occur. While the Company’s revenues are generally more diversified than during the last major U.S. economic slowdown, it is expected that the slowdown in the U.S. economy will unfavorably affect sales and net earnings in 2001.

ITEM 8 – Financial Statements and Supplementary Data

TENNANT COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share data)

Years ended December 31	2000 Restated	1999 Restated	1998 Restated
Net sales	$452,176	$429,739	$383,765
Less:
Cost of sales	269,658	255,528	223,369
Selling and administrative expenses	139,665	136,076	125,806
Restructuring charges	—	6,671	—
Profit from operations	42,853	31,464	34,590
Other income (expense):
Interest income	2,532	2,847	3,771
Interest expense	(1,886)	(2,665)	(2,303)
Net foreign currency transaction gains (losses)	(517)	(174)	139
Miscellaneous income (expense), net	230	(778)	125
Total other income (expense)	359	(770)	1,732
Profit before income taxes	43,212	30,694	36,322
Income tax expense	15,470	10,939	12,713
Net earnings	$27,742	$19,755	$23,609
Basic earnings per share	$3.05	$2.17	$2.49
Diluted earnings per share	$3.04	$2.16	$2.49

See accompanying notes to consolidated financial statements.

TENNANT COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 31	2000 Restated	1999 Restated
Assets
CURRENT ASSETS
Cash and cash equivalents	$21,512	$14,928
Receivables:
Trade, less allowance for doubtful accounts ($4,178 in 2000 and $4,393 in 1999)	83,984	85,200
Other, net	4,277	4,655
Net receivables	88,261	89,855
Inventories	53,507	49,405
Prepaid expenses	1,766	1,694
Deferred income taxes, current portion	8,174	10,863
Total current assets	173,220	166,745
Property, plant and equipment, net of accumulated depreciation	69,054	67,388
Deferred income taxes, long-term portion	5,491	7,063
Intangible assets, net of accumulated amortization	17,700	18,486
Other assets	3,007	1,587
Total assets	$268,472	$261,269
Liabilities and Shareholders’ Equity
CURRENT LIABILITIES
Current debt	$15,274	$14,191
Accounts payable, accrued expenses and deferred revenue	57,594	61,131
Income taxes payable	—	4,231
Total current liabilities	72,868	79,553
LONG-TERM DEBT	11,736	16,839
LONG-TERM EMPLOYEE-RELATED BENEFITS	31,081	30,616
Total liabilities	115,685	127,008
SHAREHOLDERS’ EQUITY
Preferred stock of $.02 par value per share authorized 1,000,000; none issued	—	—
Common stock of $.375 par value per share, authorized 30,000,000; 9,052,789 and 8,989,480 issued and outstanding, respectively	3,395	3,371

Additional paid-in capital	1,544	—
Common stock subscribed	459	904
Unearned restricted shares	(905)	(843)
Retained earnings	164,113	143,041
Accumulated other comprehensive income (loss)	(6,886)	(2,454)
Receivable from ESOP	(8,933)	(9,758)
Total shareholders’ equity	152,787	134,261
Total liabilities and shareholders’ equity	$268,472	$261,269

See accompanying notes to consolidated financial statements.

TENNANT COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

Years ended December 31	2000 Restated	1999 Restated	1998 Restated
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net earnings	$27,742	$19,755	$23,609
Adjustments to net earnings to arrive at operating cash flow:
Depreciation and amortization	18,766	19,028	17,590
Deferred tax expense (benefit)	4,287	(1,730)	(3,000)
Provision for bad debts	1,270	1,568	944
Change in receivables	(1,944)	(9,145)	4,077
Change in inventories	(6,427)	2,170	(7,571)
Change in accounts payable, accrued expenses, deferred revenue and income taxes	(4,391)	(967)	4,156
Change in other current/noncurrent assets and liabilities	(1,667)	5,090	1,254
Other, net	1,230	1,834	1,831
Net cash flows related to operating activities	38,866	37,603	42,890
CASH FLOWS RELATED TO INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(20,531)	(18,313)	(23,389)
Acquisition of Paul Andra KG, net of cash received	—	(10,059)	—
Proceeds from disposals of property, plant and equipment	2,280	1,951	6,168
Proceeds from divestiture of Eagle business	—	1,078	—
Other, net	(1,000)	—	—
Net cash flows related to investing activities	(19,251)	(25,343)	(17,221)
CASH FLOWS RELATED TO FINANCING ACTIVITIES
Net changes in short-term borrowings(a)	(447)	1,434	6,468
Payments of long-term debt	(5,000)	(2,302)	(2,480)
Issuance of long-term debt	—	—	58
Long-term proceeds from transfer of leased assets	—	—	3,038
Proceeds from issuance of common stock	2,289	2,286	2,039
Purchase of common stock	(3,203)	(9,881)	(27,071)
Dividends paid	(7,045)	(6,862)	(6,941)
Principal payment from ESOP	726	660	599
Net cash flows related to financing activities	(12,680)	(14,665)	(24,290)
Effect of exchange rate changes on cash	(351)	(360)	35
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,584	(2,765)	1,414
Cash and cash equivalents at beginning of year	14,928	17,693	16,279
CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,512	$14,928	$17,693
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Collateralized borrowings incurred for operating lease equipment	$1,679	$747	$634

(a) Included in net changes in short-term borrowings are $559, $3,067 and $7,840, respectively for 2000, 1999 and 1998, of noncash transactions related to collateralized borrowings.

See accompanying notes to consolidated financial statements.

TENNANT COMPANY AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except per share data)

	2000 Restated		1999 Restated		1998 Restated
Years ended December 31	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Beginning balance	8,989,480	$3,371	9,122,960	$3,421	9,699,397	$3,637
Issue stock for employee benefit plans and directors	153,537	58	149,119	56	100,135	38
Purchase of common stock	(90,228)	(34)	(282,599)	(106)	(676,572)	(254)
Ending balance	9,052,789	$3,395	8,989,480	$3,371	9,122,960	$3,421
ADDITIONAL PAID-IN CAPITAL
Beginning balance		$—		$—		$—
Issue stock for employee benefit plans and directors		4,713		4,230		2,817
Purchase of common stock		(3,169)		(4,230)		(2,817)
Ending balance		$1,544		$—		$—
COMMON STOCK SUBSCRIBED
Beginning balance	27,607	$904	10,605	$425	12,191	$444
Issue stock for employee benefit plans	(27,607)	(904)	(10,605)	(425)	(12,191)	(444)
Subscribed stock for employee benefit plans	9,575	459	27,607	904	10,605	425
Ending balance	9,575	$459	27,607	$904	10,605	$425
UNEARNED RESTRICTED SHARES
Beginning balance		$(843)		$(307)		$(789)
Restricted share activity, net		(62)		(536)		482
Ending balance		$(905)		$(843)		$(307)
RETAINED EARNINGS
Beginning balance		$143,041		$135,014		141,656
Net earnings		27,742		19,755		23,609
Dividends paid, $.78, $.76 and $.74, respectively, per common share		(7,045)		(6,862)		(6,941)
Purchase of common stock		—		(5,545)		(24,000)
Tax benefit on ESOP and other stock plans		375		679		690
Ending balance		$164,113		$143,041		$135,014
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)(a)
Beginning balance		$(2,454)		$1,586		$563
Foreign currency translation adjustments		(4,432)		(4,040)		1,023
Ending balance		$(6,886)		$(2,454)		$1,586
RECEIVABLE FROM ESOP
Beginning balance		$(9,758)		$(10,589)		$(11,425)
Principal payments		726		660		599
Shares allocated		99		171		237
Ending balance		$(8,933)		$(9,758)		$(10,589)
Total shareholders’ equity		$152,787		$134,261		$129,550

(a) Reconciliations of net earnings to comprehensive income are as follows:

Net earnings	$27,742	$19,755	$23,609
Foreign currency translation adjustments	$(4,432)	$(4,040)	$1,023
Comprehensive income	$23,310	$15,715	$24,632

The Company had 30,000,000 authorized shares of common stock as of December 31, 2000, 1999 and 1998.

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements - Restated

1 Summary of Significant Accounting Policies
and Other Related Data

CONSOLIDATION  – The consolidated financial statements include the accounts of Tennant Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

TRANSLATION OF NON-U.S. CURRENCY– Foreign currency-denominated assets and liabilities have been translated to U.S. dollars generally at year-end exchange rates, while income and expense items are translated at exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of shareholders’ equity. Transaction gains or losses are included in other income (expense).

USE OF ESTIMATES  – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES – Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. Inventories would have been higher than reported had they been valued using the first-in, first-out method of accounting, which approximates replacement cost.

PROPERTY, PLANT AND EQUIPMENT – Property, plant and equipment is carried at cost. The Company generally depreciates buildings and improvements by the straight-line method over a 30-year life. Other property, plant and equipment is generally depreciated using the straight-line method based on lives of three to ten years.

INTANGIBLE ASSETS – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Intangible assets also includes purchased technology and patents. Goodwill and other intangible assets are amortized using the straight-line method over their estimated useful lives generally ranging from five to 30 years.

PENSION AND PROFIT SHARING PLANS – The Company has pension and profit sharing plans covering substantially all of its employees. Pension plan costs are accrued based on actuarial estimates with the pension cost funded annually.

POST-RETIREMENT BENEFITS – The Company recognizes the cost of retiree health benefits over the employees’ period of service.

RECLASSIFICATIONS – Certain prior years’ amounts have been reclassified to conform with the current year presentation.

WARRANTY – The Company charges to current operations a provision, based on historical experience, for future warranty claims. Warranty terms on machines range from one to four years.

INCOME TAXES – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

U.S. income taxes are not provided on undistributed earnings of international subsidiaries which are permanently reinvested. At December 31, 2000, earnings permanently reinvested in international subsidiaries not subject to a U.S. income tax provision were $16,870,000. If ever remitted to the Company in a taxable distribution, U.S. income taxes would be substantially offset by available foreign tax credits.

STOCK-BASED COMPENSATION – The Company accounts for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for stock option plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

CASH EQUIVALENTS – The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

REVENUE RECOGNITION– The Company recognizes revenue when titles passes, which is generally upon shipment.  Service revenue is recognized in the period the service is performed, or ratably over the period of the related service contract.  Customers may obtain financing through a U.S. third party leasing company to assist in their acquisition of the Company’s equipment products.  Under the terms of the Company's agreement with the U.S. third party leasing company, transactions classified as operating leases result in recognition of revenue over the lease term and, for short-term rental transactions, at the time customers convert the short-term rental to an outright purchase or long-term capital lease of the equipment.  As a result, we defer the sale on these transactions and record the sales proceeds as collateralized borrowings or deferred revenue.  The underlying equipment relating to operating leases is depreciated on a straight-line basis over the lease term, which does not exceed the equipment’s estimated useful life.

DERIVATIVE FINANCIAL INSTRUMENTS – The Company enters into forward foreign exchange contracts principally to hedge certain foreign currency-denominated net assets and liabilities (principally the Euro, British pound, Australian dollar, Canadian dollar and Japanese yen). Gains or losses on forward foreign exchange contracts to hedge foreign currency-denominated net assets and liabilities are recognized in net earnings on a current basis over the term of the contracts.

As of December 31, 2000, the Company had two outstanding foreign currency exchange contracts totaling $4,980,000. These contracts will mature in 2001 and bear rates of .5467 U.S. dollars per Australian dollar and 1.5220 Canadian dollars per U.S. dollar.

EARNINGS PER SHARE – Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes conversion shares consisting of stock options and performance-related shares.

LONG-LIVED ASSETS – The Company periodically reviews its long-lived assets for indicators of impairment. Long-lived assets are assessed for impairment loss recognition when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company generally deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

NEW ACCOUNTING STANDARDS – The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133, which is effective beginning 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company has determined the effect of adopting SFAS 133 and SFAS 138 is not material to the earnings and the financial position of the Company as of January 1, 2001.

2 Restatement

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions in the 1998-2000 consolidated financial statements includes a reduction in previously reported net earnings of $0.5 million and $1.7 million and net earnings per share – diluted of $0.05 and $0.18 for the years ended December 31, 2000 and 1998, respectively and an increase in previously reported net earnings of $0.1 million and net earnings per share – diluted of $0.01 for the year ended December 31, 1999.  Impacted financial statement line items were sales, cost of sales, interest expense, income tax expense, inventory, machinery and equipment, accumulated depreciation, deferred income taxes, accrued expenses, deferred revenue and debt. There was no impact on cash flows or cash and cash equivalents.  The consolidated financial statements as of December 31, 2000 and 1999 and for the three years ended December 31, 2000, 1999 and 1998 and notes thereto included in this Form 10-K/A have been restated to include the effects of the correction to the timing of the revenue recognition, as follows:

	2000		1999		1998
Years ended December 31	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated

CONSOLIDATED STATEMENTS OF EARNINGS
Net sales	$454,044	$452,176	$429,407	$429,739	$389,388	$383,765
Cost of sales	270,855	269,658	255,398	255,528	226,233	223,369
Interest income, net	807	646	275	182	1,479	1,468
Profit before income taxes	44,044	43,212	30,586	30,694	39,092	36,322
Income tax expense	15,794	15,470	10,893	10,939	13,767	12,713
Net earnings	28,250	27,742	19,693	19,755	25,325	23,609
Net earnings per common share
- Basic	$3.11	$3.05	$2.16	$2.17	$2.67	$2.49
- Diluted	$3.09	$3.04	$2.15	$2.16	$2.67	$2.49

	December 31, 2000		December 31, 1999
	As Previously Reported	Restated	As Previously Reported	Restated

CONSOLIDATED BALANCE SHEETS
Inventories	$51,915	$53,507	$47,753	$49,405
Total current assets	171,628	173,220	165,093	166,745
Net property, plant and equipment	66,713	69,054	66,306	67,388
Deferred income taxes – long term	4,236	5,491	6,061	7,063
Total assets	263,285	268,472	257,533	261,269
Current debt	12,572	15,274	12,902	14,191
Accounts payable, accrued expenses and deferred revenue	54,683	57,594	57,859	61,131
Income taxes payable	—	—	4,238	4,231
Total current liabilities	67,255	72,868	74,999	79,553
Long-term debt	10,000	11,736	16,003	16,839
Total liabilities	108,337	115,685	121,618	127,008
Retained earnings	166,274	164,113	144,694	143,041
Total shareholders’ equity	154,948	152,787	135,915	134,261
Total liabilities and shareholders’ equity	263,285	268,472	257,533	261,269

	2000		1999		1998
Years ended December 31	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated

CONSOLIDATED STATEMENTS OF CASH FLOWS
Net earnings	28,250	27,742	19,693	19,755	25,325	23,609
Depreciation and amortization	18,391	18,766	18,667	19,028	17,550	17,590
Deferred tax benefits	4,540	4,287	(1,767)	(1,730)	(1,961)	(3,000)
Increase (decrease) in inventories	(6,488)	(6,427)	1,620	2,170	(5,369)	(7,571)
Increase (decrease) in accounts payable, accrued expenses, deferred revenue and income taxes	(4,036)	(4,391)	123	(967)	(199)	4,156
Other, net	550	1,230	1,754	1,834	1,269	1,831

3 Restructuring Charges

The Company recorded pretax charges totaling $6,671,000 during 1999. The charges pertained to management initiatives to restructure the main manufacturing organizations in North America and Europe.

The actions were intended to improve the efficiency and productivity of those organizations and reduce global infrastructure. Actions included closing several warehouses in North America and closing, or reducing activities in, several of the European sales and service facilities. Severance and early retirements also contributed to the charges. The result was approximately 110 fewer positions in Europe and North America combined.In 2000, the Company made substantial progress in implementing the major strategic actions associated with this restructuring program, which is expected to be completed in 2001.

The components of the initial charges and cash and noncash applications against the charges were as follows:

(In thousands)	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
Initial charges	$4,593	$2,078	$6,671
1999 Utilization:
Cash	(1,648)	—	(1,648)
Noncash	—	(234)	(234)
1999 year-end liability balance	2,945	1,844	4,789
2000 Utilization:
Cash	(2,090)	(311)	(2,401)
Noncash	—	(354)	(354)
2000 year-end liability balance	$855	$1,179	$2,034

The above liabilities are included in Accounts payable, accrued expenses and deferred revenue.

4 Inventories

The composition of inventories at December 31 was as follows:

(In thousands)	2000 Restated	1999 Restated
FIFO inventories:
Finished goods	$34,575	$30,894
Raw materials, parts and work-in-process	37,735	36,771
Total FIFO inventories	72,310	67,665
LIFO reserve	(18,803)	(18,260)
LIFO inventories	$53,507	$49,405

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

5 Property, Plant and Equipment and Related Accumulated Depreciation

Property, plant and equipment and related accumulated depreciation at December 31 consisted of the following:

(In thousands)	2000 Restated	1999 Restated
Land	$3,201	$3,633
Buildings and improvements	28,198	28,392
Machinery and equipment	154,207	143,238
Construction in progress	1,425	1,913
Total property, plant and equipment	187,031	177,176
Less accumulated depreciation	(117,977)	(109,788)
Net property, plant and equipment	$69,054	$67,388

Buildings and improvements include office, warehouse, or manufacturing facilities in suburban Minneapolis, Minnesota; Holland, Michigan; London, England; Salzburg, Austria; and Uden, The Netherlands.

6 Intangible Assets

The gross and net amounts of intangible assets at December 31 consisted of the following:

(In thousands)	2000	1999
Goodwill – gross	$23,538	$24,048
Less accumulated amortization	(6,786)	(5,710)
Goodwill – net	$16,752	$18,338
Other intangibles – gross	$3,139	$2,515
Less accumulated amortization	(2,191)	(2,367)
Other intangibles – net	$948	$148
Total intangible assets – gross	$26,677	$26,563
Less accumulated amortization	(8,977)	(8,077)
Total intangible assets – net	$17,700	$18,486

7 Short-Term Borrowings

Current debt at December 31 consisted of the following:

(In thousands)	2000 Restated	1999 Restated
Short-term bank borrowings	$7,013	$5,838
Current portion of long-term debt	5,000	5,000
Non-cash collateralized loan obligations	3,261	3,353
Total	$15,274	$14,191

The weighted-average interest rates on the short-term bank borrowings at December 31, 2000 and 1999, were 5.8% and 6.4%, respectively. This interest rate represents the weighted-average rate for the respective period and is calculated using the actual interest costs, exclusive of commitment fees, and month-end average outstanding debt.

Collateralized borrowings primarily represent deferred sales proceeds on certain leasing transactions with our U.S. third party leasing company.

At December 31, 2000, the Company had available lines of credit with banks in the amount of $8,273,000.

8 Accounts Payable, Accrued Expenses and Deferred Revenue

Accounts payable, accrued expenses and deferred revenue at December 31 consisted of the following:

(In thousands)	2000 Restated	1999 Restated
Trade accounts payable	$15,648	$17,964
Employee profit sharing	3,894	4,103
Wages, bonuses and commissions	19,162	17,280
Taxes, other than income taxes	3,683	3,748
Restructuring reserve	2,034	4,789
Warranty	3,818	3,222
Deferred revenue	2,988	3,272
Other	6,367	6,753
Total	$57,594	$61,131

9 Fair Value of Financial Instruments

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

10 Long-Term Debt

Long-term debt at December 31 consisted of the following:

(In thousands)	2000 Restated	1999 Restated
Note at 8.56%, due in 2001	$—	$5,000
Note at 7.21%, due in 2003	5,000	5,000
Note at 7.84%, due in 2005	5,000	5,000
Non-cash collateralized loan obligations	1,736	1,839
Total long-term debt	$11,736	$16,839

Minimum principal payments are due as follows: $5,000,000 in 2003 and $5,000,000 in 2005.

Collateralized borrowings primarily represent deferred sales proceeds on certain leasing transactions with our U.S. third party leasing company.

During 2000, 1999 and 1998, the Company paid total interest costs of $1,766,000, $2,589,000 and $2,280,000, respectively.

11 Pension and Post-retirement Benefits

The Company has a Defined Benefit Pension Plan (available to most U.S. employees). Plan benefits are based on the employee’s years of service and compensation during the highest five consecutive years of service of the final ten years of employment. The Company’s policy has been to fund this plan to the maximum allowed by ERISA rules. Contributions are intended to provide benefits attributed to service to date and for service-related benefits expected to be earned in the future. Retirement benefits for eligible employees in foreign locations are funded principally through either annuity or government programs.

The Company also provides certain health-care benefits for substantially all of its U.S. retired employees. Eligibility for those benefits is based upon a combination of years of service with the Company and age upon retirement from the Company.

Summaries related to changes in benefit obligations and plan assets and to the funded status of the plans were as follows:

	Pension Benefits		Postretirement Medical Benefits
(In thousands)	2000	1999	2000	1999
Change in benefit obligation:
Benefit obligation at beginning of year	$26,782	$23,316	$11,800	$12,103
Service cost	1,660	2,375	317	399
Interest cost	1,577	1,609	855	784
Amendments	831	766	—	—
Actuarial loss/(gain)	(4,570)	(968)	286	(1,126)
Benefits paid	(1,022)	(316)	(441)	(360)
Benefit obligation at end of year	$25,258	$26,782	$12,817	$11,800
Change in plan assets:
Fair value of plan assets at beginning of year	$54,937	$36,053	$—	$—
Actual return on plan assets	(3,310)	19,198	—	—
Employer contributions	107	2	441	360
Benefits paid	(1,022)	(316)	(441)	(360)
Fair value of plan assets at end of year	$50,712	$54,937	$—	$—
Funded status	$25,454	$28,155	$(12,817)	$(11,800)
Unrecognized actuarial loss/(gain)	(34,114)	(37,356)	(144)	(429)
Unrecognized transition obligation/(asset)	(404)	(450)	—	—
Unrecognized prior service cost	999	257	—	—
Net amount recognized	$(8,065)	$(9,394)	$(12,961)	$(12,229)
Amounts recognized in the consolidated balance sheets consisted of:
Accrued benefit liability	$(8,150)	$(9,530)	$(12,961)	$(12,229)
Intangible asset	85	99	—	—
Accumulated other comprehensive income	—	37	—	—
Net amount recognized	$(8,065)	$(9,394)	$(12,961)	$(12,229)
Weighted-average assumptions as of December 31:
Discount rate	7.30%	7.50%	7.30%	7.50%
Expected return on plan assets	9.50%	10.50%	—	—
Rate of compensation increase	4.00%	6.00%	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $1,638,000, $1,387,000 and $0, respectively, as of December 31, 2000, and $1,786,000, $1,358,000 and $0, respectively, as of December 31, 1999.

For purposes of determining the December 31, 2000, accumulated postretirement medical benefit obligations, the weighted-average assumed annual rate of future increases in the per capita cost of covered health-care benefits was 9.1% for 2001, declining gradually to 6.0% in 2021 and after.

The health-care trend rate assumption does not have a large impact on the postretirement medical benefit obligations since the Company’s obligations are largely fixed dollar amounts in future years. To illustrate, a one-percentage-point change in assumed health-care cost trends would have the following effects:

(In thousands)	1-Percentage– Point Increase	1-Percentage– Point Decrease
Effect on total of service and interest cost components	$32	$(34)

Effect on postretirement benefit obligation	$342	$(355)

Components of net periodic benefit cost:

	Pension Benefits		Postretirement Medical Benefits
(In thousands)	2000	1999	2000	1999
Service cost	$1,660	$2,375	$317	$399
Interest cost	1,577	1,609	855	784
Expected return on plan assets	(3,195)	(2,338)	—	—
Recognized actuarial gain	(1,307)	(365)	—	—
Amortization of transition obligation/(asset)	(46)	(46)	—	—
Amortization of prior service cost	89	89	—	—
Net periodic benefit cost	(1,222)	1,324	1,172	1,183
Restructuring charge	—	767	—	—
Total benefit cost	$(1,222)	$2,091	$1,172	$1,183

For purposes of determining the 2000 postretirement medical net periodic benefit cost, the weighted-average assumed annual rate of future increase in the per capita cost of covered health-care benefits was 9.0% for 2000, declining gradually to 6.0% in 2020 and after.

During 1999, the Company extended a Voluntary Early Retirement Program to employees who attained age 60 and 20 years of service. This was a temporary early retirement incentive program offering enhanced pension benefits if early retirement was elected. The 1999 restructuring charge includes the accounting for this event.

During 2000, the Company approved enhancements to the retirement program to be effective in 2001 that included offering each Defined Benefit Plan participant the choice of remaining in a modified Defined Benefit Plan, or leaving the Defined Benefit Plan and receiving a lump-sum distribution that could be rolled over into a modified Defined Contribution Plan. The program enhancements are subject to government approvals, which are expected during 2001. Upon approval, assets and liabilities attributable to approximately 300 employees and all inactive participants will be spun-off to create a new ongoing Defined Benefit Plan. This plan will include benefit enhancements increasing the projected benefit obligation by approximately $5.9 million, effective January 2001. The current Defined Benefit Plan will be amended to reflect benefit enhancements of approximately $11.4 million for the remaining approximately 900 employees. This plan will be terminated in 2001, with all assets distributed to the plan participants as soon as all government approvals have been received. The plan changes, once approved, are expected to result in a nonrecurring pension settlement gain of approximately $3.2 to $3.6 million after tax in the year 2001.

12 Common and Preferred Stock and Additional Paid-in Capital

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

13 Costs and Expenses

Engineering, research and development, maintenance and repairs, warranty, and bad debt expenses were charged to operations for the three years ended December 31, 2000, as follows:

(In thousands)	2000	1999	1998
Engineering, research and development	$15,916	$15,385	$14,224
Maintenance and repairs	$5,786	$5,899	$6,071
Warranty	$6,185	$5,516	$5,166
Bad debts	$1,270	$1,568	$944

14 Leases

The Company leases office and warehouse facilities, vehicles and office equipment under operating lease agreements which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2006 and generally provide for extension options. Rentals under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $5,110,000, $4,065,000 and $2,863,000, in 2000, 1999 and 1998, respectively.

The aggregate lease commitments with an initial term of one year or more at December 31, 2000, were $9,400,000 with minimum rentals for the periods as follows:

(In thousands)
2001	$3,298
2002	2,580
2003	2,129
2004	799
2005	353
2006 and beyond	241
Total	$9,400

15 Income Taxes

In 2000, 1999 and 1998, the Company recognized tax benefits directly to shareholders’ equity of $375,000, $679,000 and $690,000, respectively, relating to the Company’s ESOP and stock plans.

Income tax expense (benefit) for the three years ended December 31, 2000, was as follows:

(In thousands)	Current	Deferred	Total
2000 Restated
Federal	$9,056	$3,601	$12,657
Foreign	416	564	980
State	1,782	51	1,833
	$11,254	$4,216	$15,470
1999 Restated
Federal	$11,065	$(1,574)	$9,491
Foreign	21	477	498
State	1,299	(349)	950
	$12,385	$(1,446)	$10,939
1998 Restated
Federal	$10,328	$(2,458)	$7,870
Foreign	3,998	(127)	3,871
State	1,402	(430)	972
	$15,728	$(3,015)	$12,713

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31, 2000 as follows:

	2000 Restated	1999 Restated	1998 Restated
Tax at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	2.8%	2.0%	1.7%
Effect of foreign taxes	1.0%	0.3%	0.8%
Effect of foreign sales corporation	(2.5)%	(2.1)%	(1.9)%
Other, net	(0.5)%	0.4%	(0.6)%
Effective income tax rate	35.8%	35.6%	35.0%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2000 and 1999, were as follows:

(In thousands)	2000 Restated	1999 Restated
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986 and changes in inventory reserves	$1,623	$1,827
Employee wages and benefits, principally due to accruals for financial reporting purposes	14,082	16,125
Warranty reserves accrued for financial reporting purposes	1,195	1,000
Accounts receivable, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	2,211	1,854
Other	83	1,493
Total deferred tax assets	$19,194	$22,299
Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation and related gains	$4,358	$3,397
Goodwill	1,152	976
Other	19	—
Total deferred tax liabilities	$5,529	$4,373
Net deferred tax assets	$13,665	$17,926

The Company has determined that a valuation allowance for the deferred tax assets is not required since it is likely that they will be realized through future reversals of existing taxable temporary differences and future taxable income.

Income taxes paid were $15,420,000, $12,944,000 and $18,513,000, in 2000, 1999 and 1998, respectively.

16 Stock Plans, Bonuses and Profit Sharing

The Company has six plans under which stock-based compensation grants are provided annually. The 1992 Stock Incentive Plan (“1992 Plan”), 1995 Stock Incentive Plan (“1995 Plan”), 1998 Management Incentive Plan (“1998 Plan”) and 1999 Stock Incentive Plan (“1999 Plan”) provide for stock-based compensation grants to executives and key employees of the Company. The 1993 Directors Restricted Plan (“1993 Plan”) provides for the annual retainer in the form of restricted shares to the non-employee Directors of the Company. The 1997 Director’s Option Plan (“1997 Plan”) provides for stock option grants to non-employee Directors of the Company. The maximum number of shares that can be awarded under the respective plans is 500,000, 500,000, 100,000, 500,000, 125,000 and 150,000, respectively. The grant size under all plans is determined by the Compensation Committee of the Board of Directors.

Restricted shares are granted annually and typically have a two- or three-year restriction period from the effective date of the grant. During the restricted period, the restricted shares may not be sold or transferred, but the shares entitle the participants to dividends and voting rights. In 2000, 1999 and 1998, respectively, 39,000, 37,000 and 12,000, restricted shares were granted. The weighted-average fair values of stock on the grant date were $34.43, $36.97 and $37.85  per share in 2000, 1999 and 1998, respectively.

Under the 1998 Plan, performance-related compensation grants were made and are payable in cash or shares. The awards earned are based on achievement of certain financial performance goals and payout is over a three-year period following the award year. In 2000, 1999 and 1998, respectively, $649,000, $1,501,000 and $1,154,000 in grants were made.

In 2000, 1999 and 1998, respectively, expenses of $2,585,000, $2,523,000 and $5,557,000, were charged to operations for the above-described restricted and performance-related awards.

Under the 1995 Plan, the 1997 Plan and the 1999 Plan, 10-year fixed stock options are granted annually at a price equal to the stock’s fair market value on the date of the grant. Options become exercisable on a cumulative basis at a rate of 25% per year.

A summary of the status of the Company’s stock option transactions during 2000, 1999 and 1998 is shown below:

	Shares	Weighted– Average Exercise Price
2000
Outstanding at beginning of year	589,800	$33.79
Granted	271,800	33.94
Exercised	(59,800)	32.22
Forfeited	—	—
Outstanding at end of year	801,800	$33.96
Exercisable at year-end	460,400	$33.96
1999
Outstanding at beginning of year	452,600	$31.50
Granted	234,100	35.02
Exercised	(81,800)	24.55
Forfeited	(15,100)	34.30
Outstanding at end of year	589,800	$33.79
Exercisable at year-end	310,200	$33.13

1998
Outstanding at beginning of year	320,000	$25.95
Granted	208,300	37.63
Exercised	(73,200)	24.74
Forfeited	(2,500)	29.35
Outstanding at end of year	452,600	$31.50
Exercisable at year-end	116,100	$31.96

At December 31, 2000, outstanding options had exercise prices between $22.00 and $49.63 per share and a weighted-average contractual life of 7.4 years.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with SFAS No. 123, the fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the 2000, 1999 and 1998 grants, respectively: dividend yield of 2.3%, 2.2% and 2.0%; expected volatility of 20%, 39% and 19%; risk-free interest rates of 6.4%, 5.2% and 5.5%; and expected life of option of five years. The weighted-average fair value of each option granted was $8.20, $11.62 and $8.35 in 2000, 1999 and 1998, respectively.

Had stock-based compensation cost been determined consistent with the provisions of SFAS No. 123, net earnings per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share amounts)	2000 Restated	1999 Restated	1998 Restated
Net earnings – as reported	$27,742	$19,755	$23,609
Net earnings – pro forma	$26,487	$18,235	$22,795
Diluted earnings per share – as reported	$3.04	$2.16	$2.49
Diluted earnings per share – pro forma	$2.90	$2.00	$2.40

The Company also has a matching contribution program available to all employees who make 401(k) contributions. Under this program, the Company makes matching contributions up to a maximum of 2.0% of an employee’s earnings. Expenses related to matching contributions were $932,000, $842,000 and $828,000, in 2000, 1999 and 1998, respectively.

In 1990, the Company established a leveraged Employee Stock Ownership Plan (ESOP) by amending its Profit Sharing Plan to add ESOP features. The ESOP covers substantially all domestic employees following completion of one year of service. The shares required for the Company’s 401(k) matching contribution program, as well as the Company’s Profit Sharing Plan, are provided principally by the Company’s ESOP, supplemented as needed by newly issued shares. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees who made 401(k) contributions that year, as well as to profit sharing participants, based on the proportion of debt service paid in the year. The Company accounts for the ESOP in accordance with EITF Issue 89-8, Expense Recognition for Employee Stock Ownership Plans. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Company reports compensation expense equal to the cost of the shares to the ESOP. All ESOP shares are considered outstanding in EPS computations, and dividends on allocated and unallocated shares are recorded as a reduction of retained earnings.  The Company’s cash contributions to the ESOP during 2000, 1999 and 1998 were $1,203,000, $1,225,000 and $1,241,000, respectively.

Expenses in excess of (less than) benefits provided to employees through the ESOP, which were recorded in miscellaneous expense (income), were $(402,000), $469,000 and ($292,000) in 2000, 1999 and 1998, respectively. Interest earned and received on the Company loan to the ESOP were $1,301,000, $1,372,000 and $1,437,000, in 2000, 1999 and 1998, respectively. Dividends on the Company shares held by the ESOP used for debt service were $818,000, $799,000 and $797,000, in 2000, 1999 and 1998, respectively. At December 31, 2000, the ESOP indebtedness to the Company, which bears an interest rate of 10.05% and is due December 31, 2009, was $12,766,000.

The ESOP shares as of December 31 were as follows:

	2000	1999	1998
Allocated shares	479,660	430,923	378,166
Shares released for allocation	38,987	37,988	41,052
Unreleased shares	450,419	500,155	549,848
Total ESOP shares	969,066	969,066	969,066

For the years ended December 31, 2000, 1999 and 1998, the Company charged to operations $10,567,000, $10,396,000 and $13,657,000, respectively, for expense of all stock, bonus and profit sharing plans.

17 Earnings Per Share Computations

The computations of basic and diluted earnings per share for the years ended December 31 were as follows:

(In thousands, except per share amounts)	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
2000 Restated:
Basic earnings per share	$27,742	9,082	$3.05
Dilutive share equivalents		53
Diluted earnings per share	$27,742	9,135	$3.04
1999 Restated:
Basic earnings per share	$19,755	9,097	$2.17
Dilutive share equivalents		43
Diluted earnings per share	$19,755	9,140	$2.16
1998 Restated:
Basic earnings per share	$23,609	9,471	$2.49
Dilutive share equivalents		29
Diluted earnings per share	$23,609	9,500	$2.49

18 Segment Reporting

The Company operates in one industry segment which consists of the design, manufacture and sale of products and services used primarily in the maintenance of nonresidential floors.

The following sets forth net sales and total assets by geographic area:

(In thousands)	2000 Restated	1999 Restated	1998 Restated
Net sales:
North America	$326,083	$304,779	$283,116
Europe	80,668	82,234	63,048
Other international	45,425	42,726	37,601
Total	$452,176	$429,739	$383,765

(In thousands)	2000 Restated	1999 Restated
Total assets:
North America	$186,960	$170,776
Europe	49,773	53,196
Other international	17,826	20,751
Corporate assets and eliminations	13,913	16,546
Total	$268,472	$261,269

(In thousands)	2000 As Originally Reported	1999 As Originally Reported	1998 As Originally Reported
Net sales:
North America	$327,951	$304,447	$288,739
Europe	80,668	82,234	63,048
Other international	45,425	42,726	37,601
Total	$454,044	$429,407	$389,388

(In thousands)	2000 As Originally Reported	1999 As Originally Reported
Total assets:
North America	$181,773	$167,040
Europe	49,773	53,196
Other international	17,826	20,751
Corporate assets and eliminations	13,913	16,546
Total	$263,285	$257,533

Net sales by geographic area is net of intercompany sales. North America sales include sales in the United States and Canada. Sales in Canada comprise less than 10% of consolidated sales and are interrelated with the Company’s U.S. operations. Net sales in Mexico in 1999 and 1998 have been reclassified from North America to other international to conform with 2000 presentation.

19 Acquisition

On January 4, 1999, the Company acquired the shares and holdings in associated businesses of Paul Andra KG, a privately owned manufacturer of commercial floor maintenance equipment in Germany, for an aggregate consideration of $10,059,000. Consolidated net sales in 1999 include 11 months as European entities are consolidated based on a November 30 year-end.

The purchase price was allocated to the acquired assets and assumed obligations based on their fair market values. The purchase price and related acquisition costs exceeded fair market values by approximately $4.5 million. This amount has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The transaction has been accounted for using the purchase method of accounting, and as such, the Company’s 2000 and 1999 results of operations include Paul Andra KG business results since the acquisition date. This acquisition did not have a material impact on operations.

20 Subsequent Event

In January 2001, the Company’s Board of Directors approved a plan to close a leased manufacturing facility in Waldhausen, Germany, and transfer the related production to a contract manufacturer based in the Czech Republic. These actions are expected to result in after-tax restructuring and other nonrecurring charges totaling approximately $3.5 to $4 million, or $.38 to $.44 per diluted share. The Company expects to record the majority of the charges in its first quarter ending March 31, 2001.

21 Consolidated Quarterly Data (Unaudited)

(In thousands, except per share amounts)

	Net Sales		Gross Profit
Quarter	2000 Restated	1999 Restated	2000 Restated	1999 Restated
First	$108,629	$99,687	$44,117	$40,594
Second	$114,537	$107,436	$46,456	$43,456
Third	$115,478	$104,302	$45,774	$41,288
Fourth	$113,532	$118,314	$46,171	$48,873
Year	$452,176	$429,739	$182,518	$174,211

	Net Earnings			Diluted Earnings per Share
Quarter	2000 Restated	1999 Restated		2000 Restated	1999 Restated
First	$5,545	$4,893		$.61	$.53
Second	$7,455	$6,265		$.82	$.69
Third	$7,327	$3,132	*	$.80	$.34
Fourth	$7,415	$5,465	*	$.81	$.60
Year	$27,742	$19,755		$3.04	$2.16

* Includes restructuring charges of $2,027 after tax in the third quarter and $2,281 after tax in the fourth quarter.

Regular quarterly dividends aggregated $.78 per share in 2000 ($.19 in the first and second quarter; $.20 in third and fourth quarter) and $.76 per share in 1999 ($.19 per share for all quarters).

Management’s Report

The Company’s management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for the three years ended December 31, 2000, have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed.

In meeting its responsibility for the reliability of the financial statements, management relies on a system of internal accounting control. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. The design of this system recognizes that errors or irregularities may occur and that estimates and judgments are required to assess the relative cost and expected benefits of the controls. Management believes that the Company’s accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period.

The Audit Committee of the Board of Directors, which is comprised solely of Directors who are not employees of the Company, is responsible for monitoring the Company’s accounting and reporting practices. The Audit Committee meets periodically with management and the independent auditors to discuss internal accounting control, auditing and financial reporting matters.

Independent Auditors’ Report

The Board of Directors and Shareholders
Tennant Company:

We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the accompanying consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the three years ended December 31, 2000, 1999 and 1998 have been restated.

/s/ KPMG LLP
Minneapolis, Minnesota

February 6, 2001, except as to note 2, which is as of March 25, 2003

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Part III is included in the Tennant Company 2001 Proxy (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K/A Annual Report by reference, except Item 13 – “Certain Relationships and Related Transactions,” of which there were none, and Item 10 – “Directors and Executive Officers of the Registrant” as it relates to executive officers. Identification of executive officers is included in Part I of this Form 10-K/A Annual Report.

PART IV

ITEM 14 - Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

A.                                   The following documents are filed as a part of this report:

1.                                       Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts
(Dollars in Thousands)

Allowance for doubtful accounts	Balance at beginning of Year	Additions charged to costs and expenses	Deductions from reserves(1)	Balance at end of year

Year ended December 31, 2000	$4,393	$1,270	$1,485	$4,178
Year ended December 31, 1999	2,956	1,568	131	4,393
Year ended December 31, 1998	3,302	944	1,290	2,956

(1)                 Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.

Warranty reserves	Balance at beginning of Year	Additions charged to costs and expenses	Deductions from reserves	Balance at end of year

Year ended December 31, 2000	$3,222	$6,185	$5,589	$3,818
Year ended December 31, 1999	2,903	5,516	5,197	3,222
Year ended December 31, 1998	2,915	5,166	5,178	2,903

Inventory reserves	Balance at beginning of Year	Additions charged to costs and expenses	Deductions from reserves	Balance at end of year

Year ended December 31, 2000	$3,532	$1,979	$2,665	$2,846
Year ended December 31, 1999	2,766	2,345	1,579	3,532
Year ended December 31, 1998	2,882	1,927	2,043	2,766

All other schedules are omitted as the required information is inapplicable or because the required information is presented in the Consolidated Financial Statements in the Tennant Company 2000 Annual Report to Shareholders.

2.                                       Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 1995.

3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.1	Tennant Company 1992 Stock Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-59054, Form S-8 dated March 2, 1993.

10.2	Tennant Company Restricted Stock Plan for Nonemployee Directors	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement No. 33-59054, Form S-8, dated March 2, 1993.

10.3	Tennant Company 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.

10.4	Tennant Company Restricted Stock Plan for Nonemployee Directors, as amended and restated effective January 1, 1995	Incorporated by reference to Exhibit 10.2 to the Company’s 1995 Second Quarter 10-Q filing dated August 8, 1995.

10.5	Tennant Company Excess Benefit Plan, as amended and restated effective January 1, 1994	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.6	Management Agreement with Steven K. Weeks dated November 19, 1996*	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.7	Management Agreement with Tom Vander Bie dated November 19, 1996*	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.8	Management Agreement with Richard M. Adams dated December 10, 1993*	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.9	Management Agreement with Janet M. Dolan dated June 21, 1989*	Incorporated by reference to Exhibit b.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10.10	1993 Amendment to Management Agreement with Janet M. Dolan dated December 10, 1993*	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.11	Management Agreement with Keith D. Payden dated December 10, 1993*	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.12	Management Agreement with James H. Moar dated July 13, 1998*	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.13	Management Agreement with Thomas J. Dybsky dated September 28, 1998*	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.14	Tennant Company Non-Employee Director Stock Option Plan.	Incorporated by reference to the Company’s Registration Statement No. 333-28641, Form S-8 dated June 6, 1997.

10.15	Tennant Company 1998 Management Incentive Plan	Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.16	Management Agreement with Janet Dolan dated April 5, 1999*	Incorporated by reference to Exhibit 10iii.2 to the Company’s 10-Q Quarterly Report dated September 30, 1999.

10.17	Management Agreement with James J. Seifert dated July 12, 1999*	Incorporated by reference to Exhibit 10iii.3 to the Company’s 10-Q Quarterly Report dated September 30, 1999.

10.18	Tennant Company 1999 Stock Incentive Plan	Incorporated by reference to the Company’s Registration Statement No. 333-80589 Form S-8 dated June 14, 1999.

10.19	Tennant Commercial Retirement Savings Plan	Incorporated by reference to the Company’s Registration Statement No. 333-51531 Form S-8 dated May 1, 1998 (originally filed under the name Castex Incorporated Employees’ Retirement Plan).

10.20	Tennant Company Profit Sharing Plan	Incorporated by reference to the Company’s Registration Statement No. 2-86844 Form S-8 dated September 29, 1983.

10.21	Tennant Company Profit Sharing Plan Amendment No. 1	Incorporated by reference to the Company’s Registration Statement No. 2-86844 Form S-8 dated January 27, 1986.

10.22	Tennant Company Profit Sharing Plan Amendment No. 2	Incorporated by reference to the Company’s Registration Statement No. 2-86844 Form S-8 dated October 6, 1987.

21.1	Subsidiaries of the Registrant

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

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A.

B.                                     Reports on Form 8-K

There were no reports filed on Form 8-K the quarter ended December 31, 2000.

CROSS REFERENCE

FORM 10-K/A	Referenced	Location
Part III, Item 10 – Directors and Executive Officers of the Registrant	2001 Proxy	Page 4 to 7
Part III, Item 11 – Executive Compensation	2001 Proxy	Pages 9 to 15
Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management	2001 Proxy	Pages 2 and 3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY

By –	/s/ Janet M. Dolan	By –	/s/ Stephen G. Shank
Janet M. Dolan		Stephen G. Shank
President, CEO and		Board of Directors
Board of Directors		Date – March 25, 2003
Date – March 25, 2003

By –	/s/ Frank L. Sims	By –	/s/ Pamela K. Knous
Frank L. Sims		Pamela K. Knous
Board of Directors		Board of Directors
Date – March 25, 2003		Date – March 25, 2003

By –	/s/ Anthony T. Brausen	By –	/s/ William I. Miller
Anthony T. Brausen		William I. Miller
Vice President, Chief Financial		Board of Directors
Officer and Treasurer		Date – March 25, 2003
Date – March 25, 2003

By –	/s/ Greg M. Siedschlag	By –	/s/ Edwin L. Russell
Greg M. Siedschlag		Edwin L. Russell
Corporate Controller and		Board of Directors
Principal Accounting Officer		Date – March 25, 2003
Date – March 25, 2003

		By –	/s/ James T. Hale
James T. Hale
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