Form 10-K/A
period 2001-12-31
TENNANT CO
filed 2003-03-25
CIK 97134

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

$359,912,586.20 is aggregate market value of common stock held by non-affiliates as of March 15, 2002.

9,009,076 shares outstanding at March 15, 2002

DOCUMENTS INCORPORATED BY REFERENCE

2002 Proxy — Part III (Partial)

TENNANT COMPANY

2001

ANNUAL REPORT

Form 10-K/A

(Pursuant to Securities Exchange Act of 1934)

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short-term rental transactions, at the time the customer converts the short-term rental to an outright purchase or long-term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions in the 1999-2001 consolidated financial statements includes a reduction in previously reported net earnings of $0.2 million and $0.5 million and net earnings per share – diluted of $0.02 and $0.05 for the years ended December 31, 2001 and 2000, respectively, and an increase in previously reported net earnings of $0.1 million and net earnings per share – diluted of $0.01 for the year ended December 31, 1999.  The consolidated financial statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001, 2000 and 1999 and notes thereto included in this Form 10-K/A have been restated to include the effects of the correction to the timing of the revenue recognition.

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

This amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 amends and restates those items of the Form 10-K originally filed on March 29, 2002 (the Original Filing) which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update any disclosures not impacted by the restatement.  Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as of the date of the Original Filing. For additional information regarding the restatement, see “Notes to Consolidated Financial Statements – Restated” included in Item 8.

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

Industry Segments, Foreign and Domestic Operations and Export Sales

The Company, as described under “General Development of Business,” has one business segment. The Company sells its products domestically and internationally. Financial information on the Company’s geographic areas are provided under Segment Reporting in Note 17 included in Item 8. Nearly all of the Company’s foreign investment in assets reside within Australia, Canada, Japan, Spain, The Netherlands, the United Kingdom, France, and Germany. While subject to increases or decreases in value over time due to foreign exchange rate movements, these investments are considered to be of low business risk.

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

ITEM 2 — Properties

The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota metropolitan area.  Manufacturing facilities are located in Minnesota, Michigan and The Netherlands.  Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, and Australia.  The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs.  Notes 5 and 12 of the Notes to the Financial Statements included in Item 8 contain further information regarding the Company’s property and lease commitments.

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

PART II

ITEM 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

Investor Information

STOCK MARKET INFORMATION — Tennant common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of December 31, 2001, there were approximately 3,700 shareholders.

QUARTERLY PRICE RANGE — The accompanying chart shows the quarterly price range of the Company’s shares over the past five years:

	First	Second	Third	Fourth
1997	$26.13-28.75	$26.75-33.25	$33.25-37.50	$36.00-39.63
1998	$34.75-41.13	$40.75-44.81	$37.00-44.50	$33.00-41.25
1999	$31.44-45.00	$32.00-38.50	$32.63-37.25	$32.00-35.63
2000	$28.25-34.50	$30.50-38.00	$33.75-44.25	$39.00-53.38
2001	$39.95-49.56	$39.85-45.60	$33.32-40.25	$32.80-38.40

DIVIDEND INFORMATION — Cash dividends on Tennant’s common stock have been paid for 58 consecutive years, and the Company has increased the dividend payout in each of the last 30 years. Dividends generally are declared each quarter. Following are the remaining record dates anticipated for 2002: May 31, 2002 August 30, 2002 November 29, 2002

ITEM 6 — Selected Financial Data

TENNANT COMPANY AND SUBSIDIARIES

Historical Financial Review

(In thousands, except shares and per share data)

Years ended December 31	2001 Restated		2000 Restated	1999 Restated		1998 Restated	1997
Net sales	$422,425		452,176	429,739		383,765	372,428
Cost of sales	$268,500		269,658	255,528		223,369	217,570
Gross margin —%	36.5		40.4	40.5		41.8	41.6
Selling and administrative expenses	$136,440		139,665	136,076		125,806	118,770
% of net sales	32.3		30.9	31.7		32.8	31.9
Profit from operations	$13,451	(1)	42,853	31,464	(3)	34,590	36,088
% of net sales	3.2		9.5	7.3		9.0	9.7
Other income (expense)	$(5)		359	(770)		1,732	1,542
Income tax expense	$8,838		15,470	10,939		12,713	13,425
% of earnings before income taxes	65.7		35.8	35.6		35.0	35.7
Net earnings	$4,608	(1)(2)	27,742	19,755	(3)	23,609	24,205
% of net sales	1.1		6.1	4.6		6.2	6.5
Return on beginning shareholders’ equity —%	3.0		20.7	15.2		16.7	18.8

PER SHARE DATA
Basic net earnings	$0.51	(1)(2)	3.05	2.17	(3)	2.49	2.43
Diluted net earnings	$0.50	(1)(2)	3.04	2.16	(3)	2.49	2.41
Cash dividends	$0.80		.78	.76		.74	.72
Shareholders’ equity (ending)	$16.82		16.88	14.94		14.20	13.82

YEAR-END FINANCIAL POSITION
Cash and cash equivalents	$23,783		21,512	14,928		17,693	16,279
Total current assets	$153,595		173,220	166,745		153,069	143,105
Property, plant and equipment, net	$73,096		69,054	67,388		67,302	65,111
Total assets	$252,559		268,472	261,269		243,000	233,870
Current liabilities excluding current debt	$48,031		57,594	65,362		54,044	53,738
Current ratio excluding current debt	3.2		3.0	2.6		2.8	2.7
Long-term liabilities excluding long-term debt	$26,643		31,081	30,616		27,802	22,801
Debt:
Current	$13,418		15,274	14,191		7,969	2,377
Long-term	$12,496		11,736	16,839		23,635	20,678
Total debt as% of total capital	14.6		15.0	18.8		19.6	14.7
Shareholders’ equity	$151,971		152,787	134,261		129,550	134,086

CASH FLOW INCREASE (DECREASE)
Related to operating activities	$34,141		38,866	37,603		42,890	41,892
Related to investing activities	$(20,544)		(19,251)	(25,343)		(17,221)	(15,490)
Related to financing activities	$(11,633)		(12,680)	(14,665)		(24,290)	(20,434)

OTHER DATA
Interest income	$2,133		2,532	2,847		3,771	4,699
Interest expense	$2,131		1,886	2,665		2,303	2,021
Depreciation and amortization expense	$19,282		18,766	19,028		17,590	17,468
Net expenditures for property, plant and equipment	$20,544		18,251	16,362		17,221	16,424
Number of employees at year-end	2,416		2,471	2,266		2,127	2,019
Diluted average shares outstanding(5)	9,203		9,135	9,140		9,500	10,032
Closing share price at year-end(5)	$37.10		48.00	32.75		40.13	36.38
Common stock price range during year(5)	$32.80-49.56		28.25-53.38	31.44-45.00		33.00-44.81	26.13-39.63
Closing price/earnings ratio	74.2		15.8	15.2		16.1	15.1

(1)   2001 includes unusual items of $5,041 pre-tax ($3,141 net of taxes or $0.34 per diluted share)

(2)   Includes a charge of $4,267 after-tax (or $0.47 per diluted share) to record a deferred tax asset valuation allowance

(3)   1999 includes pre-tax restructuring charges of $6,671 ($4,308 net of taxes or $0.47 per diluted share)

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to our previously reported consolidated financial statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001, 2000 and 1999.

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short-term rental transactions, at the time the customer converts the short-term rental to an outright purchase or long-term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions in the 1999-2001 consolidated financial statements includes a reduction in previously reported net earnings of $0.2 million and $0.5 million and net earnings per share – diluted of $0.02 and $0.05 for the years ended December 31, 2001 and 2000, respectively, and an increase in previously reported net earnings of $0.1 million and net earnings per share – diluted of $0.01 for the year ended December 31, 1999.  The consolidated financial statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001, 2000 and 1999 and notes thereto included in this Form 10-K/A have been restated to include the effects of the correction to the timing of the revenue recognition.

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

Overview

Tennant Company is a world leader in designing, manufacturing and marketing products used primarily in the maintenance of nonresidential floors. The Company’s equipment is used to clean factories, office buildings, airports, hospitals, schools, warehouses, parks, streets and more. Customers include contract cleaners, distributors of cleaning equipment and supplies, corporations, health care facilities, schools and local, state and federal governments.

Operating results for 2001 were adversely affected by the manufacturing sector recession in the North American economy, especially for industrial equipment products. A downturn in the North American industrial economy began late in 2000 and deepened into a recession in 2001. During 2001, the recession spread to the global economy, adversely affecting the Company’s foreign sales and operating results as well.

In response to the economic conditions, management took several actions to reduce headcount, salaries, direct labor hours and discretionary spending. In addition, the Company launched major initiatives to permanently reduce costs and improve overall operating efficiency. Unusual charges totaling $11 million pre-tax were recorded during 2001 as a result of these initiatives.

Consolidated net sales of $422 million in 2001 decreased 6.6% from $452 million in 2000. Foreign currency exchange fluctuations, resulting primarily from the strength of the U.S. dollar compared to the Euro, Japanese yen and Australian dollar, had an unfavorable impact of approximately $5.5 million on revenues in 2001 compared to the prior year. Net sales for the fourth quarter and 2001 included an additional month of sales from the Company’s European operations. This resulted from the Company’s decision to adjust the fiscal year for its European operations from November to the calendar year. The extra month increased net sales for the 2001 fourth quarter and full year by $5.6 million, but reduced 2001 net earnings in both periods by approximately $0.06 per diluted share because, historically, the Company operates at a loss in Europe during the shortened holiday month of December.

In 2000, consolidated net sales of $452 million increased 5.2% over 1999. The negative impact of foreign currency exchange fluctuations on net sales was approximately $13 million in 2000 compared to 1999.

Net earnings for 2001 were $4.6 million or $0.50 per diluted share, compared to $27.7 million or $3.04 per diluted share in 2000. Unfavorable foreign currency exchange fluctuations reduced earnings per diluted share by approximately $0.23 in 2001 and $0.22 in 2000, compared with the respective prior year. Net earnings for 2001 included unusual charges of $11 million pretax, as well as an unusual pension gain of $5.9 million pre-tax. The unusual pre-tax charges included restructuring charges of $10 million and an inventory writedown of $1 million that was recorded in cost of sales. These charges related to a workforce reduction and the closure of the Company’s plant in Germany and the transfer of its production to a contract manufacturer in the Czech Republic. The Company also recognized a non-cash income tax charge of $4.3 million, to establish a valuation allowance against the Company’s future benefits from European tax-loss carryforwards. The European tax losses resulted largely from restructuring actions taken in 2001 for which no loss carry-back is available. Excluding the effects of these unusual items, net earnings for 2001 were $12.0 million or $1.31 per diluted share.

Net earnings of $27.7 million in 2000 or $3.04 per diluted share increased 40% compared to $19.8 million or $2.16 per diluted share in 1999. Net earnings for 1999 included restructuring charges of $6.7 million pre-tax. Excluding the effects of these restructuring charges, net earnings for 1999 were $24.1 million or $2.63 per diluted share.

Net Sales

Sales in North America decreased 7.5% in 2001 to $302 million compared with $326 million in 2000. The North American manufacturing sector recession caused sales of industrial equipment and related products (including outdoor products) and floor coating products to decrease 18.1% and 8.9% in 2001, respectively. Sales growth of 6.2% in commercial equipment and related products and 11.6% in service revenues was not enough to offset the declines in industrial and floor coating products. During the fourth quarter, the slowdown in the North American economy impacted commercial sales as well, contributing to a decline on a period-to-period basis for the first time in 2001.

In 2000, North American sales of $326 million increased 7.0% compared to 1999. Net sales increased 9%, adjusted for the divestiture of the Company’s Eagle propane burnisher business in September 1999. Growth occurred in all product lines, with industrial products (including outdoor) increasing 7.1%, commercial products increasing 11.7% (adjusted for the impact of the Eagle divestiture) and floor coatings increasing 3.9%. Industrial, commercial and floor coatings growth was due primarily to unit volume growth.

     European sales of $80.6 million in 2001 were flat compared to 2000 sales. During 2001, the Company’s European operation changed its fiscal year-end from November to December because of the conversion of the European information system to the U.S. platform. This resulted in an additional month of sales in 2001 that increased revenues by $5.6 million. Negative foreign currency exchange fluctuations decreased European revenues approximately $2.8 million in 2001. Excluding the effects of negative foreign currency exchange and the additional month of sales, European sales decreased 3% as a result of weakening economic conditions in the latter part of 2001.

European sales in 2000 were $80.6 million, down 1.9% from 1999 sales of $82.2 million. Adjusted for the negative impact of foreign currency exchange and for the one additional month of revenue in 2000 from the acquired Paul Andra KG business, sales grew 10% primarily due to unit volume growth.

Other international sales in 2001 were $40.3 million, a decrease of 11.2% compared to 2000 sales of $45.4 million. Adjusted to exclude the negative impact of foreign currency exchange, other international sales decreased 7%, primarily reflecting the deteriorating global economic conditions, particularly in Japan and Latin America.

Other international sales in 2000 were $45.4 million, an increase of 6.3% over 1999 sales of $42.7 million. Adjusted to exclude the negative impact from foreign currency exchange, other international sales increased 8% compared with 1999 primarily due to unit volume growth in several geographies.

Consolidated order backlog at December 31, 2001 totaled $5 million compared with $7 million at the end of 2000 and $9 million at the end of 1999.

Costs and Expenses

The following is a summary of major operating costs and expenses as a percentage of net sales:

	2001 Restated	2000 Restated	1999 Restated
Cost of sales	63.5%	59.6%	59.5%
Selling and administrative expenses	32.3%	30.9%	31.7%
Restructuring charges	2.4%	—	1.6%

Cost of sales as a percentage of sales increased by 3.9 percentage points in 2001 compared with 2000. The primary factor contributing to the increase in the cost of sales percentage was the 6.6% decline in consolidated net sales volume and unfavorable sales mix effects. A sales volume decline in the most profitable product line, industrial products, coupled with growth in sales of lower margin commercial products and service revenues contributed significantly to the unfavorable sales mix effect. Other factors contributing to the percentage increase in cost of sales were foreign currency exchange fluctuations and a $1.0 million inventory write-down related to the closure of the plant in Germany.

Cost of sales as a percentage of sales increased 0.1 percentage points in 2000 compared with 1999. The primary factor contributing to the increase in the cost of sales percentage was the effect of foreign currency exchange fluctuations, principally the Euro.

Future gross margins could continue to be impacted by competitive market conditions, the mix of products both within and among product lines and geographies, and the effects of foreign currency exchange fluctuations.

Selling and administrative expenses as a percentage of sales increased 1.4 percentage points in 2001 compared with 2000. This increase was attributable to the decline in sales volume between 2001 and 2000. The increase was partially offset by the favorable impact of cost reduction measures taken during 2001 and lower profit-related expenses.

In 2000, selling and administrative expenses as a percentage of sales declined 0.8 percentage points compared with 1999. The decline was primarily attributable to the effects of restructuring activity process improvement initiatives.

Restructuring Charges

As discussed in Note 3 to the consolidated financial statements, the Company recorded $10 million of pre-tax restructuring charges during 2001 related to a workforce reduction and the closure of the plant in Germany and the transfer of its production to a contract manufacturer in the Czech Republic. The majority of these actions were completed during 2001 with the remainder expected to be completed during 2002. The 2001 restructuring actions are expected to provide an annualized pre-tax benefit up to approximately $3.5 million.

During 1999, the Company recorded pre-tax restructuring charges of $6.7 million. The charges pertained to management initiatives to restructure the main manufacturing organizations in North America and Europe. The initiatives in North America and Europe were substantially completed in 2000 and 2001, respectively. These actions improved the efficiency and productivity of those organizations and reduced global infrastructure through the closure of several warehouses in North America and closure, or reduced activity in, several European sales and service facilities.

Management regularly reviews the Company’s business operations with the objective of improving financial performance and maximizing its return on investment. As a result of this ongoing process, the Company has announced plans to consolidate its North American distribution operations from a current network of seven distribution centers into two new facilities that will be under the ownership and management of a third-party logistics services provider. This initiative, which is expected to result in the elimination of up to 80 positions, will enable the Company to reduce its operating, transportation and inventory carrying costs while further improving the level of customer service. In connection with these actions and other initiatives to streamline operations worldwide, Tennant expects to incur restructuring charges during 2002. The Company continually evaluates actions to improve financial performance which, if taken, could result in material charges.

Pension Settlement Gain

As described in Note 10 to the consolidated financial statements, the Company approved enhancements to its defined benefit retirement program during 2000. Plan participants were given the choice of remaining in a modified defined benefit plan or receiving a lump-sum distribution that could be rolled over into the Company’s 401(k) plan. As a result of these actions, the former plan was terminated during 2001 and the plan assets were distributed to the participants, resulting in a non-recurring, pre-tax pension settlement gain of $5.9 million.

Other Income (Expense)

In 2001, other income was minimal compared to $0.4 million in 2000. The decrease is primarily attributable to a decrease in interest income and an increase in miscellaneous expense year over year, offset by an increase in net foreign currency transaction gains.

In 2000, other income was $0.4 million compared with a net expense of $0.8 million in 1999. The major factors causing the change were a reduction in interest expense, along with decreases in ESOP-related expense and the discretionary contribution made to the Tennant Foundation.

Income Taxes

The Company’s effective income tax rate was 65.7%, 35.8% and 35.6% for the years 2001, 2000 and 1999, respectively. The increase in the effective rate in 2001 is the result of a non-cash income tax charge of $4.3 million to establish a valuation allowance against the Company’s future benefits from European tax-loss carryforwards. The European tax losses resulted largely from restructuring actions taken in 2001 for which no loss carryback is available. In the future, the Company may experience changes in its effective tax rate based on its ability to utilize the net operating loss carryforwards.

Liquidity and Capital Resources

Despite difficult economic conditions, the Company strengthened its financial position in 2001. At December 31, 2001, cash and cash equivalents totaled $23.8 million, up 10.6% from the $21.5 million as of December 31, 2000. The Company’s current ratio was 2.5 at December 31, 2001, improving from 2.4 at December 31, 2000 based on working capital of $92.1 million and $100.4 million, respectively. At December 31, 2001, the Company’s capital structure was comprised of $13.4 million of current debt, $12.5 million of long-term debt and $152.0 million of shareholders’ equity. Debt-to-total-capital ratio was 14.6% at December 31, 2001, compared with 15.0% at December 31, 2000. At December 31, 2001, the Company had sufficient cash to satisfy all outstanding debt obligations.

The Company’s contractual cash obligations at December 31, 2001, are summarized in the following table (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Debt	$19,765	$9,765	$10,000	$—	$—
Operating leases	7,808	2,964	4,256	588	—
Total contractual cash obligations	$27,573	$12,729	$14,256	$588	$—

For 2002, the Company has available committed and uncommitted lines of credit totaling $46 million, with terms generally one year or less. At December 31, 2001, $9.2 million of related debt was outstanding. If the global economy continues to weaken during 2002, it could have an unfavorable impact on the demand for the Company’s products and, as a result, operating cash flow. The Company believes that the combination of internally generated funds, present capital resources and available financing sources are more than sufficient to meet cash requirements for 2002.

Cash Flows

Cash provided by operating activities was $34.1 million in 2001, $38.9 million in 2000 and $37.6 million in 1999. The decrease in operating cash flows in 2001 compared to 2000 is primarily attributable to the $23.1 million decrease in net earnings, including cash used for restructuring activities, and an $8.7 million decrease in Accounts payable, accrued expenses and deferred revenue. These decreases were substantially offset by the $14.1 million decrease in accounts receivable and $5.6 million decrease in inventories. During 2000, the $1.3 million increase in operating cash flows was due to an $8.0 million increase in net earnings, offset by an increase in operating assets and liabilities.

Capital expenditures for property, plant and equipment totaled $23.4 million in 2001, $20.5 million in 2000 and $18.3 million in 1999. Capital spending is expected to decrease in 2002 to approximately $15 to $20 million. Capital expenditures in 2001 were greater because of an increase in spending on projects intended to improve financial performance through new business or cost savings, including investments in design systems software, new product tooling and the purchase of a previously leased production facility. Expenditures for capital in 2002 are expected to be financed primarily with funds from operations. Other significant uses of cash in 2001 included $5 million for repayment of debt.

Dividends and Share Repurchases

The Company paid $7.2 million in dividends to shareholders and $3.2 million for net purchases of Tennant common stock during 2001. Cash dividends increased for the 30th consecutive year to $0.80 per share in 2001, an increase of $0.02 per share over 2000. Shares repurchased during 2001, 2000 and 1999 approximated 130,000, 90,000 and 283,000, respectively. The average repurchase price was $38.69 during 2001, $35.50 during 2000 and $34.98 during 1999. During May 2001, the Board of Directors authorized a new share repurchase program to repurchase up to 400,000 shares of common stock. At December 31, 2001, approximately 308,000 shares were available for repurchase under this program.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The following accounting policies are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most subjective and complex judgments.

Allowance for Doubtful Accounts — The Company records a reserve for accounts receivable which are potentially uncollectible. The reserve is established by estimating the amounts that are potentially uncollectible based on a review of customer accounts, the age of the receivable, the customer’s financial condition and industry, and general economic conditions. Results could be materially different if economic conditions worsened for the Company’s customers.

Inventory reserves — The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, historical physical inventory and cycle count adjustments, expected product lives and forecasted sales demand. Results could be materially different if demand for the Company’s products decreased because of economic or competitive conditions, or if products became obsolete because of technological advancements in the industry or by the Company.

Deferred tax assets — The Company recognizes deferred tax assets for the expected future tax impact of temporary differences between book and taxable income. A valuation allowance and income tax charge are recorded when, in management’s judgment, realization of a specific deferred tax asset is uncertain. The deferred tax asset valuation allowance could be materially different from actual results because of changes in management’s expectations regarding future taxable income, the relationship between book and taxable income and tax planning strategies employed by the Company.

Warranty reserves — The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors. Claims experience could be materially different from actual results because of the introduction of new, more complex products, a change in the Company’s warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that identifiable intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives.

The Company adopted SFAS 141 during 2001. SFAS 142 adoption will be effective January 1, 2002. The ceasing of goodwill amortization under SFAS 142 will benefit pre-tax earnings in 2002 by approximately $750,000. The Company is evaluating whether any write-down of goodwill may be required as a result of implementing SFAS 142.

      SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt the provisions of this statement on January 1, 2002 and does not expect adoption will have a material impact on its consolidated results of operations or financial position.

Cautionary Factors Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made from time to time by the Company are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. These include factors that affect all businesses operating in a global market as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties presently facing the Company include: the ability to implement its plans to increase worldwide operational efficiencies; the success of new products; political and economic uncertainty throughout the world; inflationary pressures; the potential for increased competition in the Company’s business from competitors that have substantial financial resources; the potential for soft markets in certain regions including North America, Asia, Latin America and Europe; the relative strength of the U.S. dollar, which affects the cost of the Company’s products sold internationally; the ability to successfully implement the SAP enterprise resource planning system; and the Company’s plan for growth. The Company cautions that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

ITEM 7a — Quantitative and Qualitative Disclosures About Market Risk

Due to the global nature of its operations, the Company is subject to exposures resulting from foreign currency exchange fluctuations. Because the Company’s products are manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect.

The Company’s objective in managing its exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of its foreign currency-denominated assets and liabilities. The Company periodically enters into various contracts, principally forward exchange contracts, to protect the value of certain of its foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. The Company had forward exchange contracts outstanding in the notional amounts of approximately $22 million and $5 million at the end of 2001 and 2000, respectively. The potential loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of December 31, 2001 from a 10% adverse change are not material. The Company maintains the policy of entering into foreign currency contracts only to the extent that actual exposures exist and does not enter into transactions for speculative purposes.

It is not possible to estimate the full impact of foreign currency exchange rate changes; however, the direct impact on net sales and net earnings can be estimated. For 2001, the foreign currency exchange effect on sales compared with 2000 was a reduction of approximately $5.5 million. The total effect on net earnings approximated $2.1 million or $0.23 per diluted share. The Company expects that its sales and net earnings will continue to be unfavorably affected by the effects of foreign currency exchange rates in 2002.

The Company expects the unfavorable economic conditions in the manufacturing sector of the global economy to continue into 2002. These continued unfavorable economic conditions will likely have a negative impact on sales and net earnings for 2002. This impact is likely to be most significant for the Company’s industrial products, the Company’s most profitable product line. Although the timing of any economic recovery is uncertain, the Company expects 2002 earnings before unusual items to be higher than 2001 earnings before unusual items, primarily because of the benefits from many of the cost-reduction initiatives taken during 2001 and the recent introduction of new products.

ITEM 8 — Financial Statements and Supplementary Data

TENNANT COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except shares and per share data)

Years ended December 31	2001 Restated	2000 Restated	1999 Restated
Net sales	$422,425	$452,176	$429,739
Operating expense (income):
Cost of sales	268,500	269,658	255,528
Selling and administrative expenses	136,440	139,665	136,076
Restructuring charges	9,962	—	6,671
Pension settlement gain	(5,928)	—	—
Profit from operations	13,451	42,853	31,464
Other income (expense):
Interest income	2,133	2,532	2,847
Interest expense	(2,131)	(1,886)	(2,665)
Net foreign currency transaction gains (losses)	241	(517)	(174)
Miscellaneous income (expense), net	(248)	230	(778)
Total other income (expense)	(5)	359	(770)
Profit before income taxes	13,446	43,212	30,694
Income tax expense	8,838	15,470	10,939
Net earnings	$4,608	$27,742	$19,755
Basic earnings per share	$0.51	$3.05	$2.17
Diluted earnings per share	$0.50	$3.04	$2.16

See accompanying notes to consolidated financial statements.

TENNANT COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except shares and per share data)

December 31	2001 Restated	2000 Restated
Assets
CURRENT ASSETS

Cash and cash equivalents	$23,783	$21,512
Receivables:
Trade, less allowance for doubtful accounts ($4,701 in 2001 and $4,178 in 2000)	70,855	83,984
Other, net	1,396	4,277
Net receivables	72,251	88,261
Inventories	48,288	53,507
Prepaid expenses	2,394	1,766
Deferred income taxes, current portion	6,879	8,174
Total current assets	153,595	173,220
Property, plant and equipment, net	73,096	69,054
Deferred income taxes, long-term portion	5,496	5,491
Goodwill and intangible assets, net	17,198	17,700
Other assets	3,174	3,007
Total assets	$252,559	$268,472

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES

Current debt	$13,418	$15,274
Accounts payable, accrued expenses and deferred revenue	48,031	57,594
Total current liabilities	61,449	72,868
LONG-TERM DEBT	12,496	11,736
LONG-TERM EMPLOYEE-RELATED BENEFITS	26,643	31,081
Total liabilities	100,588	115,685

SHAREHOLDERS’ EQUITY

Preferred stock of $0.02 par value per share, authorized 1,000,000; none issued	—	—
Common stock of $0.375 par value per share, authorized 30,000,000; 9,036,095 and 9,052,789 issued and outstanding, respectively	3,389	3,395
Additional paid-in capital	383	1,544
Common stock subscribed	—	459
Unearned restricted shares	(278)	(905)
Retained earnings	161,945	164,113
Accumulated other comprehensive income (loss)	(6,247)	(6,886)
Receivable from ESOP	(7,221)	(8,933)
Total shareholders’ equity	151,971	152,787
Total liabilities and shareholders’ equity	$252,559	$268,472

See accompanying notes to consolidated financial statements.

TENNANT COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, except shares and per share data)

Years ended December 31	2001 Restated	2000 Restated	1999 Restated
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net earnings	$4,608	$27,742	$19,755
Adjustments to net earnings to arrive at operating cash flow:
Depreciation and amortization	19,282	18,766	19,028
Deferred tax expense (benefit)	1,247	4,287	(1,730)
Provision for bad debts	2,016	1,270	1,568
Changes in operating assets and liabilities:
Accounts receivable	14,103	(1,944)	(9,145)
Inventories	5,622	(6,427)	2,170
Accounts payable, accrued expenses and deferred revenue	(8,746)	(4,391)	(967)
Other current/noncurrent assets and liabilities	(4,931)	(1,667)	5,090
Other, net	940	1,230	1,834
Net cash flows related to operating activities	34,141	38,866	37,603

CASH FLOWS RELATED TO INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(23,364)	(20,531)	(18,313)
Acquisition of Paul Andra KG, net of cash received	—	—	(10,059)
Proceeds from disposals of property, plant and equipment	2,820	2,280	1,951
Proceeds from divestiture of Eagle business	—	—	1,078
Other, net	—	(1,000)	—
Net cash flows related to investing activities	(20,544)	(19,251)	(25,343)

CASH FLOWS RELATED TO FINANCING ACTIVITIES
Net changes in short-term borrowings	2,094	(447)	1,434
Payments of long-term debt	(5,000)	(5,000)	(2,302)
Proceeds from issuance of common stock	1,874	2,289	2,286
Purchase of common stock	(5,035)	(3,203)	(9,881)
Dividends paid	(7,244)	(7,045)	(6,862)
Principal payment from ESOP	1,678	726	660
Net cash flows related to financing activities	(11,633)	(12,680)	(14,665)
Effect of exchange rate changes on cash and cash equivalents	307	(351)	(360)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,271	6,584	(2,765)
Cash and cash equivalents at beginning of year	21,512	14,928	17,693
CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,783	$21,512	$14,928

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Collateralized borrowings incurred for operating lease equipment	$1,979	$1,679	$747

See accompanying notes to consolidated financial statements.

TENNANT COMPANY AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands, except shares and per share data)

	2001 Restated		2000 Restated		1999 Restated
Years ended December 31	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Beginning balance	9,052,789	$3,395	8,989,480	$3,371	9,122,960	$3,421
Issue stock for employee benefit plans and directors	113,449	43	153,537	58	149,119	56
Purchase of common stock	(130,143)	(49)	(90,228)	(34)	(282,599)	(106)
Ending balance	9,036,095	$3,389	9,052,789	$3,395	8,989,480	$3,371

ADDITIONAL PAID-IN CAPITAL
Beginning balance		$1,544		$—		$—
Issue stock for employee benefit plans and directors		3,825		4,713		4,230
Purchase of common stock		(4,986)		(3,169)		(4,230)
Ending balance		$383		$1,544		$—

COMMON STOCK SUBSCRIBED
Beginning balance	9,575	$459	27,607	$904	10,605	$425
Issue stock for employee benefit plans	(9,575)	(459)	(27,607)	(904)	(10,605)	(425)
Subscribed stock for employee benefit plans	—	—	9,575	459	27,607	904
Ending balance	—	$—	9,575	$459	27,607	$904

UNEARNED RESTRICTED SHARES
Beginning balance		$(905)		$(843)		$(307)
Restricted share activity, net		627		(62)		(536)
Ending balance		$(278)		$(905)		$(843)

RETAINED EARNINGS
Beginning balance		$164,113		$143,041		$135,014
Net earnings		4,608		27,742		19,755
Dividends paid, $0.80, $0.78 and $0.76, respectively, per common share		(7,244)		(7,045)		(6,862)
Purchase of common stock		—		—		(5,545)
Tax benefit on ESOP and other stock plans		468		375		679
Ending balance		$161,945		$164,113		$143,041

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)(1)
Beginning balance		$(6,886)		$(2,454)		$1,586
Foreign currency translation adjustments		639		(4,432)		(4,040)
Ending balance		$(6,247)		$(6,886)		$(2,454)

RECEIVABLE FROM ESOP
Beginning balance		$(8,933)		$(9,758)		$(10,589)
Principal payments		1,678		726		660
Shares allocated		34		99		171
Ending balance		$(7,221)		$(8,933)		$(9,758)
Total shareholders’ equity		$151,971		$152,787		$134,261

(1)     Reconciliations of net earnings to comprehensive income are as follows:

Net earnings	$4,608	$27,742	$19,755
Foreign currency translation adjustments	639	(4,432)	(4,040)
Comprehensive income	$5,247	$23,310	$15,715

The Company had 30,000,000 authorized shares of common stock as of December 31, 2001, 2000 and 1999.

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements - Restated

(In thousands, except shares and per share data)

1 — Summary of Significant Accounting Policies and Other Related Data

Consolidation — The consolidated financial statements include the accounts of Tennant Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

Fiscal year-end — During 2001, the Company changed the fiscal year-end of its European subsidiaries from November to December because of the conversion of the European information system to the U.S. platform. This resulted in the inclusion of an additional month of sales and net earnings, increasing sales by $5,618 but decreasing net earnings by $503, or $0.06 per share. Tennant’s European subsidiaries typically operate at a loss during the holiday-shortened month of December.

Translation of non-U.S. currency — Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of shareholders’ equity. Transaction gains or losses are included in other income (expense).

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications — Certain prior years’ amounts have been reclassified to conform with the current year presentation.

Cash equivalents — The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

Inventories — Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.

Property, plant and equipment — Property, plant and equipment is carried at cost. The Company generally depreciates buildings and improvements by the straight-line method over a 30-year life. Other property, plant and equipment is generally depreciated using the straight-line method based on lives of three to ten years.

Goodwill and intangible assets — Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Intangible assets also includes purchased technology and patents. Goodwill and other intangible assets are amortized using the straight-line method over their estimated useful lives generally ranging from five to 30 years.

Pension and profit sharing plans — The Company has pension and profit sharing plans covering substantially all of its employees. Pension plan costs are accrued based on actuarial estimates with the pension cost funded annually.

Post-retirement benefits — The Company recognizes the cost of retiree health benefits over the employees’ period of service.

Warranty — The Company charges to current operations a provision, based on historical experience, for future warranty claims. Warranty terms on machines range from one to four years.

Income taxes — Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax bases of existing assets and liabilities.

Stock-based compensation — The Company accounts for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for stock option plans. The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation.

Revenue Recognition — The Company recognizes revenue when titles passes, which is generally upon shipment.  Service revenue is recognized in the period the service is performed, or ratably over the period of the related service contract.  Customers may obtain financing through a U.S. third party leasing company to assist in their acquisition of the Company’s equipment products.  Under the terms of the Company's agreement with the U.S. third party leasing company, transactions classified as operating leases result in recognition of revenue over the lease term and, for short-term rental transactions, at the time customers convert the short-term rental to an outright purchase or long-term capital lease of the equipment.  As a result, we defer the sale on these transactions and record the sales proceeds as collateralized borrowings or deferred revenue.  The underlying equipment relating to operating leases is depreciated on a straight-line basis over the lease term, which does not exceed the equipment’s estimated useful life.

Research and development — Research and development costs are expensed as incurred. Research and development costs were $16,578, $15,466 and $14,861 in 2001, 2000 and 1999, respectively.

Derivative financial instruments — The Company enters into forward foreign exchange contracts principally to hedge certain foreign currency-denominated net assets and liabilities (principally the Euro, British pound, Australian dollar, Canadian dollar and Japanese yen). Gains or losses on forward foreign exchange contracts to hedge foreign currency-denominated net assets and liabilities are recognized in net earnings on a current basis over the term of the contracts.

Earnings per share — Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive stock options and performance-related shares.

Long-lived assets — The Company periodically reviews its long-lived assets for impairment and assesses whether events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company generally deems an asset to be impaired if an estimate of undiscounted future operating cash flows is less than its carrying amount.

New accounting standards — In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that identifies intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives.

The Company adopted SFAS 141 during 2001. SFAS 142 adoption will be effective January 1, 2002. The ceasing of goodwill amortization under SFAS 142 will benefit pre-tax earnings in 2002 by approximately $750. The Company is evaluating whether any write-down of goodwill may be required as a result of implementing this new standard.

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt the provisions of this statement on January 1, 2002, and does not expect adoption will have a material impact on its consolidated results of operations or financial position.

2 — Restatement

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short-term rental transactions, at the time the customer converts the short-term rental to an outright purchase or long-term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions in the 1999-2001 consolidated financial statements includes a reduction in previously reported net earnings of $0.2 million and $0.5 million and net earnings per share – diluted of $0.02 and $0.05 for the years ended December 31, 2001 and 2000, respectively, and an increase in previously reported net earnings of $0.1 million and net earnings per share – diluted of $0.01 for the year ended December 31, 1999.  The consolidated financial statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001, 2000 and 1999 and notes thereto included in this Form 10-K/A have been restated to include the effects of the correction to the timing of the revenue recognition. Impacted financial statement line items were sales, cost of sales, interest expense, income tax expense, inventory, machinery and equipment, accumulated depreciation, deferred taxes, accrued expenses, deferred revenue and debt.  There was no impact on cash flows or cash and cash equivalents.  The consolidated financial statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001, 2000 and 1999 and notes thereto included in this Form 10-K/A have been restated to include the effects of the correction to the timing of the revenue recognition, as follows:

	2001		2000		1999
Years ended December 31	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED STATEMENTS OF EARNINGS
Net sales	$422,970	$422,425	$454,044	$452,176	$429,407	$429,739
Cost of sales	269,080	268,500	270,855	269,658	255,398	255,528
Interest income, net	340	2	807	646	275	182
Earnings before income taxes	13,749	13,446	44,044	43,212	30,586	30,694
Income tax expense	8,945	8,838	15,794	15,470	10,893	10,939
Net earnings	4,804	4,608	28,250	27,742	19,693	19,755
Net earnings per common share
- Basic	$0.53	$0.51	$3.11	$3.05	$2.16	$2.17
- Diluted	$0.52	$0.50	$3.09	$3.04	$2.15	$2.16

	December 31, 2001		December 31, 2000
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED BALANCE SHEETS
Inventories	$47,080	$48,288	$51,915	$53,507
Total current assets	152,387	153,595	171,628	173,220
Net property, plant and equipment	69,792	73,096	66,713	69,054
Deferred income taxes – long-term	4,068	5,496	4,236	5,491
Total assets	246,619	252,559	263,285	268,472
Current debt	9,765	13,418	12,572	15,274
Accounts payable, accrued expenses and deferred revenue	45,883	48,031	54,683	57,594
Total current liabilities	55,648	61,449	67,255	72,868
Long-term debt	10,000	12,496	10,000	11,736
Total liabilities	92,291	100,588	108,337	115,685
Retained earning	164,302	161,945	166,274	164,113
Total shareholders’ equity	154,328	151,971	154,948	152,787
Total liabilities and shareholders’ equity	246,619	252,559	263,285	268,472

Years ended December 31	2001		2000		1999
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED STATEMENTS OF CASH FLOWS
Net earnings	4,804	4,608	28,250	27,742	19,693	19,755
Depreciation and amortization	18,507	19,282	18,391	18,766	18,667	19,028
Deferred tax benefits	1,420	1,247	4,540	4,287	(1,767)	(1,730)
Increase (decrease) in inventories	5,239	5,622	(6,488)	(6,427)	1,620	2,170
Increase (decrease) in accounts payable, accrued expenses and deferred revenue	(7,985)	(8,746)	(4,036)	(4,391)	123	(967)
Other, net	968	940	550	1,230	1,754	1,834

3 — Restructuring and Other Unusual Charges

During 2001 the Company recorded pre-tax charges of $9,962 for restructuring and $1,007 for a write-down of inventory. The restructuring charges related to a workforce reduction and the closure of a leased plant in Germany and the transfer of its production to a contract manufacturer in the Czech Republic. Approximately 150 employees were terminated as a result of these actions. The charges primarily consisted of severance payments, building lease costs and write-downs of certain fixed assets and are classified as restructuring charges. The inventory write-down related to the closing of the leased plant in Germany and has been classified in cost of sales. The majority of these actions were completed during 2001 with the remainder expected to be completed during 2002.

The components of the 2001 restructuring charges and cash and noncash applications against these charges were as follows:

	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
2001 Initial charges	$6,159	$3,803	$9,962
2001 Utilization:
Cash	(4,801)	(708)	(5,509)
Noncash	(397)	(2,276)	(2,673)
2001 year-end liability balance	$961	$819	$1,780

The Company recorded pre-tax charges totaling $6,671 during 1999. The charges pertained to management initiatives to restructure the main manufacturing organizations in North America and Europe. The actions were intended to improve the efficiency and productivity of those organizations and reduce global infrastructure. Actions included closing several warehouses in North America and closing, or reducing activities in, several of the European sales and service facilities. Severance and early retirements also contributed to the charges. The result was approximately 110 fewer positions in Europe and North America combined. This restructuring program was substantially complete by the end of 2001.

The components of the initial charges and cash and noncash applications against the 1999 charges were as follows:

	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
1999 Initial charges	$4,593	$2,078	$6,671
1999 Utilization:
Cash	(1,648)	—	(1,648)
Noncash	—	(234)	(234)
1999 year-end liability balance	2,945	1,844	4,789
2000 Utilization:
Cash	(2,090)	(311)	(2,401)
Noncash	—	(354)	(354)
2000 year-end liability balance	855	1,179	2,034
2001 Utilization:
Cash	(633)	(269)	(902)
Noncash	(222)	(445)	(667)
2001 year-end liability balance	$—	$465	$465

The above liabilities are included in Accounts payable, accrued expenses and deferred revenue.

4 — Inventories

The composition of inventories at December 31 was as follows:

	2001 Restated	2000 Restated
FIFO inventories:
Finished goods	$34,271	$34,575
Raw materials, parts and work-in-process	34,487	37,735
Total FIFO inventories	68,758	72,310
LIFO reserve	(20,470)	(18,803)
LIFO inventories	$48,288	$53,507

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

5 — Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation at December  31 consisted of the following:

	2001 Restated	2000 Restated
Land	$3,756	$3,201
Buildings and improvements	31,596	28,198
Machinery and equipment	162,988	154,207
Construction in progress	2,485	1,425
Total property, plant and equipment	200,825	187,031
Less accumulated depreciation	(127,729)	(117,977)
Net property, plant and equipment	$73,096	$69,054

6 — Goodwill and Intangible Assets

The gross and net amounts of goodwill and intangible assets at December 31 consisted of the following:

	2001	2000
Goodwill — gross	$22,849	$23,538
Less accumulated amortization	(6,476)	(6,786)
	$16,373	$16,752
Other intangibles — gross	$1,075	$3,139
Less accumulated amortization	(250)	(2,191)
	$825	$948
Total intangible assets — gross	$23,924	$26,677
Less accumulated amortization	(6,726)	(8,977)
Goodwill and intangible assets, net	$17,198	$17,700

7 — Short- and Long-Term Debt

Debt at December 31 consisted of the following:

	2001 Restated	2000 Restated
Short-term borrowings:
Short-term bank borrowings	$9,206	$7,013
Current portion of long-term debt	—	5,000
Collateralized borrowings	4,212	3,261
Total short-term borrowings	$13,418	$15,274
Long-term debt:
Note at 7.21%, due in 2003	$5,000	$5,000
Note at 7.84%, due in 2005	5,000	5,000
Collateralized borrowings	2,496	1,736
Total long-term debt	$12,496	$11,736

The weighted-average interest rates on the short-term bank borrowings at December 31, 2001 and 2000, were 6.4% and 5.8%, respectively. This interest rate represents the weighted-average rate for the respective period and is calculated using the actual interest costs, exclusive of commitment fees, and month-end average outstanding debt.

Collateralized borrowings primarily represent deferred sales proceeds on certain leasing transactions with our U.S. third party leasing company.

At December 31, 2001, the Company had available uncommitted lines of credit with banks in the amount of $26,000.

Minimum principal payments are due as follows: $5,000 in 2003 and $5,000 in 2005.

Interest paid during 2001, 2000 and 1999, was $1,788, $1,766 and $2,589, respectively.

8 — Accounts Payable, Accrued Expenses and Deferred Revenue

Accounts payable, accrued expenses and deferred revenue at December 31 consisted of the following:

	2001 Restated	2000 Restated
Trade accounts payable	$19,294	$15,648
Employee profit sharing	87	3,894
Wages, bonuses and commissions	11,786	19,162
Taxes, other than income taxes	3,368	3,683
Restructuring reserves	2,245	2,034
Warranty	4,062	3,818
Deferred revenue	2,161	2,988
Other	5,028	6,367
Total	$48,031	$57,594

9 — Fair Value of Financial Instruments

The Company’s short-term financial instruments are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to their short maturities. The Company’s foreign currency forward exchange contracts are valued at fair market value, which is the amount the Company would receive or pay to terminate the contracts at the reporting date. The fair market value of the Company’s long-term debt approximates cost, based on the borrowing rates currently available to the Company for bank loans with similar terms and remaining maturities.

At December 31, 2001 and 2000, the notional amount of foreign currency forward exchange contracts outstanding was $21,744 and $4,980, respectively.

10 — Retirement Benefit Plans

Substantially all U.S. employees are covered by various retirement benefit plans maintained by the Company. Retirement benefits for eligible employees in foreign locations are funded principally through annuity or government programs. The total cost of these benefits was $4,962, $5,257 and $7,928 in 2001, 2000 and 1999, respectively.

The Company has a 401(k) plan that covers substantially all U.S. employees. Under this plan, Tennant matches employee contributions to the plan up to 4% in the form of Tennant stock. The Company also makes a profit sharing contribution to the plan to employees with more than one year of service in accordance with Tennant’s Profit Sharing Plan. This contribution is also in the form of Tennant stock and is based upon Company financial performance, subject to a 2% minimum contribution. Both the matching and profit sharing contributions are funded primarily by the Company’s ESOP Plan. Expenses under these plans were $3,051, $4,341 and $4,152 during 2001, 2000 and 1999, respectively.

During 2000, the Company approved enhancements to the defined benefit retirement plan (the Former Plan) that also offered each plan member the choice of remaining in a modified defined benefit plan (the Tennant Company Pension Plan), or leaving the Former Plan and receiving a lump-sum distribution that could be rolled over into the 401(k) plan.

During 2001, assets and liabilities attributable to approximately 300 employees and all inactive participants were spun off into the Tennant Company Pension Plan. This plan received benefit enhancements increasing the projected benefit obligation approximately $5,900 effective January 1, 2001. Plan benefits are based on the employee’s years of service and compensation during the highest five consecutive years of service of the final ten years of employment.

The enhancements to the Former Plan increased the projected benefit obligation approximately $10,600 for the remaining 900 participants that elected to leave and receive a lump-sum distribution. The Former Plan was terminated during 2001, and the Plan assets were distributed to the participants resulting in a non-recurring, pension settlement gain of $5,928 before tax.

The Company also provides certain health-care benefits for substantially all of its U.S. retired employees. Eligibility for those benefits is based upon a combination of years of service with the Company and age upon retirement from the Company.

Summaries related to changes in benefit obligations and plan assets and to the funded status of the defined benefit and postretirement medical benefit plans were as follows:

	Pension Benefits		Postretirement Medical Benefits
	2001	2000	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$25,258	$26,782	$12,817	$11,800
Service cost	850	1,660	347	317
Interest cost	1,410	1,577	878	855
Amendments	16,515	831	—	—
Actuarial loss/(gain)	2,087	(4,570)	150	286
Benefits paid	(23,929)	(1,022)	(637)	(441)
Benefit obligation at end of year	$22,191	$25,258	$13,555	$12,817
Change in plan assets:
Fair value of plan assets at beginning of year	$50,712	$54,937	$—	$—
Actual return on plan assets	922	(3,310)	—	—
Employer contributions	108	107	637	441
Benefits paid	(23,929)	(1,022)	(637)	(441)
Fair value of plan assets at end of year	$27,813	$50,712	$—	$—
Funded status	$5,622	$25,454	$(13,555)	$(12,817)
Unrecognized actuarial loss/(gain)	(13,310)	(34,114)	6	(144)
Unrecognized transition obligation/(asset)	(177)	(404)	—	—
Unrecognized prior service cost	5,996	999	—	—
Net accrued liability	$(1,869)	$(8,065)	$(13,549)	$(12,961)
Amounts recognized in the consolidated balance sheets consisted of:
Accrued benefit liability	$(2,037)	$(8,150)	$(13,549)	$(12,961)
Intangible asset	168	85	—	—
Net accrued liability	$(1,869)	$(8,065)	$(13,549)	$(12,961)
Weighted-average assumptions as of December 31:
Discount rate	7.00%	7.30%	7.00%	7.30%
Expected return on plan assets	9.50%	9.50%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $1,956, $1,619 and $0, respectively, as of December 31, 2001, and $1,638, $1,387 and $0, respectively, as of December 31, 2000.

For purposes of determining the December 31, 2001, accumulated post-retirement medical benefit obligations, the weighted-average assumed annual rate of future increases in the per-capita cost of covered health-care benefits was 10.0% for 2002, declining gradually to 5.75% in 2022 and after.

The health-care trend rate assumption does not have a large impact on the postretirement medical benefit obligations since the Company’s obligations are largely fixed dollar amounts in future years. To illustrate, a one-percentage-point change in assumed health-care cost trends would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$29	$(33)
Effect on postretirement benefit obligation	$253	$(280)

Components of net periodic benefit cost:

	Pension Benefits
	2001	2000	1999
Service cost	$850	$1,660	$2,375
Interest cost	1,410	1,577	1,609
Expected return on plan assets	(2,141)	(3,195)	(2,338)
Recognized actuarial gain	(827)	(1,307)	(365)
Amortization of transition obligation/(asset)	(22)	(46)	(46)
Amortization of prior service cost	570	89	89
Net periodic cost (benefit)	(160)	(1,222)	1,324
Settlement gain	(5,928)	—	—
Restructuring charge	—	—	767
Total cost (benefit)	$(6,088)	$(1,222)	$2,091

	Postretirement Medical Benefits
	2001	2000	1999
Service cost	$347	$317	$399
Interest cost	878	855	784
Net periodic cost	$1,225	$1,172	$1,183

For purposes of determining the 2001 postretirement medical net periodic benefit cost, the weighted-average assumed annual rate of future increase in the per-capita cost of covered health-care benefits was 9.1% for 2001, declining gradually to 6.0% in 2021 and after.

11 — Common and Preferred Stock and Additional Paid-in Capital

The Company is authorized to issue an aggregate of 31,000,000 shares; 30,000,000 were designated as Common Stock, having a par value of $0.375 per share, and 1,000,000 were designated as Preferred Stock, having a par value of $0.02 per share. The Board of Directors is authorized to establish one or more series of Preferred Stock, setting forth the designation of each such series, and fixing the relative rights and preferences of each such series.

     On November 19, 1996, the Board of Directors approved a Shareholder Rights Plan allowing a dividend of one preferred share purchase Right for each outstanding Common Share of the par value of $0.375 per share of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Series A Junior Participating Preferred Share of the par value of $0.02 per share of the Company at a price of $100 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable or transferable apart from the common stock until the earlier of: (i)the close of business on the fifteenth day following a public announcement that a person or group of affiliated or associated persons has become an “Acquiring Person” (i.e., has become, subject to certain exceptions, the beneficial owner of 20% or more of the outstanding Common Shares), or (ii) the close of business on the fifteenth day following the commencement or public announcement of a tender offer or exchange offer the consummation of which would result in a person or group of affiliated or associated persons becoming, subject to certain exceptions, the beneficial owner of 20% or more of the outstanding Common Shares (or such later date as may be determined by the Board of Directors of the Company prior to a person or group of affiliated or associated persons becoming an Acquiring Person). At no time do the Rights have any voting power. The Rights may be redeemed by the Company for $0.01 per right at any time prior to (and, in certain circumstances, within twenty days after) a person or group acquiring 20% or more of the common stock. The 20% thresholds do not apply to stock ownership by or on behalf of employee benefit plans. Under certain circumstances, the Board of Directors may exchange the Rights for the Company’s common stock or reduce the 20% thresholds to not less than 10%. The Rights will expire on December 23, 2006, unless extended or earlier redeemed or exchanged by the Company.

12 — Leases

The Company leases office and warehouse facilities, vehicles and office equipment under operating lease agreements which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2006 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $4,645, $5,110 and $4,065, in 2001, 2000 and 1999, respectively.

The aggregate lease commitments with an initial term of one year or more at December 31, 2001, were $7,808 with minimum rentals for the periods as follows:

2002	$2,964
2003	2,160
2004	1,297
2005	799
2006 and beyond	588
Total	$7,808

13 — Income Taxes

In 2001, 2000 and 1999, the Company recognized tax benefits directly to shareholders’ equity of $468, $375 and $679, respectively, relating to the Company’s ESOP and stock plans.

Income tax expense (benefit) for the three years ended December 31, 2001, was as follows:

	Current	Deferred	Total
2001 Restated
Federal	$6,894	$1,436	$8,330
Foreign	25	(524)	(499)
State	606	401	1,007
	$7,525	$1,313	$8,838
2000 Restated
Federal	$9,056	$3,601	$12,657
Foreign	416	564	980
State	1,782	51	1,833
	$11,254	$4,216	$15,470
1999 Restated
Federal	$11,065	$(1,574)	$9,491
Foreign	21	477	498
State	1,299	(349)	950
	$12,385	$(1,446)	$10,939

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31, 2001 as follows:

	2001 Restated	2000 Restated	1999 Restated
Tax at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	4.9	2.8	2.0
Effect of foreign taxes	(1.2)	1.0	0.3
Valuation allowance	31.7	—	—
Effect of foreign sales corporation	(4.6)	(2.5)	(2.1)
Other, net	(0.1)	(0.5)	0.4
Effective income tax rate	65.7%	35.8%	35.6%

Deferred tax assets and liabilities were comprised of the following as of December 31, 2001 and 2000:

	2001 Restated	2000 Restated
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986 and changes in inventory reserves	$1,234	$1,623
Employee wages and benefits, principally due to accruals for financial reporting purposes	11,459	14,082
Warranty reserves accrued for financial reporting purposes	1,323	1,195
Accounts receivable, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	2,566	2,211
European tax loss carryforward	4,267	—
Valuation allowance	(4,267)	—
Other	890	83
Total deferred tax assets	$17,472	$19,194
Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation and related gains	$3,595	$4,358
Goodwill	1,502	1,171
Total deferred tax liabilities	$5,097	$5,529
Net deferred tax assets	$12,375	$13,665

A tax loss carryforward of $14,345 is primarily attributable to 2001 losses from European restructuring initiatives. Because of the uncertainty regarding realizability of this asset, a valuation allowance was established against this loss carryforward. A valuation allowance for the remaining deferred tax assets is not required since it is likely that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

Income taxes paid were $10,390, $15,420 and $12,944, in 2001, 2000 and 1999, respectively.

U.S. income taxes are not provided on undistributed earnings of international subsidiaries which are permanently reinvested. At December 31, 2001, earnings permanently reinvested in international subsidiaries not subject to a U.S. income tax provision were $3,251. If ever remitted to the Company in a taxable distribution, U.S. income taxes would be substantially offset by available foreign tax credits.

14 — Stock Award Plans

The Company has six plans under which stock-based compensation grants are provided annually. The 1992 Stock Incentive Plan (“1992 Plan”), 1995 Stock Incentive Plan (“1995 Plan”), 1998 Management Incentive Plan (“1998 Plan”) and 1999 Stock Incentive Plan (“1999 Plan”) provide for stock-based compensation grants to executives and key employees of the Company. The 1993 Directors’ Restricted Plan (“1993 Plan”) provides for the annual retainer in the form of restricted shares to the non-employee Directors of the Company. The 1997 Directors’ Option Plan (“1997 Plan”) provides for stock option grants to non-employee Directors of the Company. A maximum of 1,875,000 shares can be awarded under these plans; 577,000 shares were available for award as of December 31, 2001. The grant size under all plans is determined by the Compensation Committee of the Board of Directors.

Restricted shares are granted annually and typically have a two- or three-year restriction period from the effective date of the grant. During the restricted period, the restricted shares may not be sold or transferred, but the shares entitle the participants to dividends and voting rights. In 2001, 2000 and 1999, respectively, 9,100, 39,000 and 37,000 restricted shares were granted. The weighted-average fair values of stock on the grant date were $43.64, $34.43 and $36.97 per share in 2001, 2000 and 1999, respectively.

Under the 1998 Plan, performance-related compensation grants were made and are payable in cash or shares. The awards earned are based on achievement of certain financial performance goals and payout is over a three-year period following the award year. In 2001, 2000 and 1999, respectively, $662, $649 and $1,501 in grants were made.

In 2001, 2000 and 1999, respectively, expenses of $1,021, $2,585 and $2,523 were charged to operations for the above-described restricted and performance-related award programs.

Under the 1995 Plan, the 1997 Plan and the 1999 Plan, 10-year fixed stock options are granted annually at a price equal to the stock’s fair market value on the date of the grant. Options generally become exercisable on a cumulative basis at a rate of 25% per year.

A summary of the status of the Company’s stock option transactions during 2001, 2000 and 1999 is shown below:

	Shares	Weighted- Average Exercise Price
1999
Outstanding at beginning of year	452,600	$31.50
Granted	234,100	35.02
Exercised	(81,800)	24.55
Forfeited	(15,100)	34.30
Outstanding at end of year	589,800	$33.79
Exercisable at end of year	310,200	$33.13
2000
Outstanding at beginning of year	589,800	$33.79
Granted	271,800	33.94
Exercised	(59,800)	32.22
Forfeited	—	—
Outstanding at end of year	801,800	$33.96
Exercisable at end of year	460,400	$33.96
2001
Outstanding at beginning of year	801,800	$33.96
Granted	210,200	43.66
Exercised	(80,300)	32.38
Forfeited	(43,800)	36.53
Outstanding at end of year	887,900	$36.25
Exercisable at end of year	523,500	$34.64

At December 31, 2001, outstanding options had exercise prices between $22.00 and $49.63 per share and a weighted-average contractual life of 6.9 years.

The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. In accordance with SFAS 123, the fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the 2001, 2000 and 1999 grants, respectively: dividend yield of 1.8%, 2.3% and 2.2%; expected volatility of 21%, 20% and 39%; risk-free interest rates of 4.9%, 6.4% and 5.2%; and expected life of option of five years. The weighted-average fair value of each option granted was $8.60, $8.20 and $11.62 in 2001, 2000 and 1999,respectively.

Had stock-based compensation cost been determined consistent with the provisions of SFAS 123, net earnings per share would have been reduced to the pro forma amounts indicated below:

	2001 Restated	2000 Restated	1999 Restated
Net earnings — as reported	$4,608	$27,742	$19,755
Net earnings — pro forma	$3,593	$26,487	$18,235
Diluted earnings per share — as reported	$0.50	$3.04	$2.16
Diluted earnings per share — pro forma	$0.39	$2.90	$2.00

15 — Employee Stock Ownership Plan

The Company established a leveraged Employee Stock Ownership Plan (ESOP) in 1990. The ESOP covers substantially all domestic employees. The shares required for the Company’s 401(k) matching contribution program, as well as the Company’s Profit Sharing Plan, are provided principally by the Company’s ESOP, supplemented as needed by newly issued shares. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service less dividends and Company match contributions received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees who made 401(k) contributions that year, as well as to profit sharing participants, based on the proportion of debt service paid in the year. The Company accounts for the ESOP in accordance with EITF Issue 89-8, Expense Recognition for Employee Stock Ownership Plans. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Company reports compensation expense equal to the cost of the shares to the ESOP. All ESOP shares are considered outstanding in EPS computations, and dividends on allocated and unallocated shares are recorded as a reduction of retained earnings.

The Company’s cash contributions to the ESOP during 2001, 2000 and 1999 were $1,239, $1,203 and $1,225, respectively.

Expenses in excess of (less than) benefits provided to employees through the ESOP, which were recorded in miscellaneous expense (income), were $110, $(402) and $469 in 2001, 2000 and 1999, respectively. Interest earned and received on the Company loan to the ESOP was $1,222, $1,301 and $1,372, in 2001, 2000 and 1999, respectively. Dividends on the Company shares held by the ESOP used for debt service were $813, $818 and $799, in 2001, 2000 and 1999, respectively. At December 31, 2001, the

ESOP indebtedness to the Company, which bears an interest rate of 10.05% and is due December 31, 2009, was $11,087.

The ESOP shares as of December 31 were as follows:

	2001	2000	1999
Allocated shares	569,221	479,660	430,923
Shares released for allocation	—	38,987	37,988
Unreleased shares	399,845	450,419	500,155
Total ESOP shares	969,066	969,066	969,066

16 — Earnings Per Share Computations

The computations of basic and diluted earnings per share for the years ended December 31 were as follows:

	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
2001 Restated
Basic earnings per share	$4,608	9,070,000	$0.51
Dilutive share equivalents		133,000
Diluted earnings per share	$4,608	9,203,000	$0.50
2000 Restated
Basic earnings per share	$27,742	9,082,000	$3.05
Dilutive share equivalents		53,000
Diluted earnings per share	$27,742	9,135,000	$3.04
1999 Restated
Basic earnings per share	$19,755	9,097,000	$2.17
Dilutive share equivalents		43,000
Diluted earnings per share	$19,755	9,140,000	$2.16

17 — Segment Reporting

The Company operates in one industry segment which consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential floors.

The following sets forth net sales and long-lived assets by geographic area:

	2001 Restated	2000 Restated	1999 Restated
Net sales:
North America	$301,529	$326,083	$304,779
Europe	80,605	80,668	82,234
Other international	40,291	45,425	42,726
Total	$422,425	$452,176	$429,739

	2001 Restated	2000 Restated
Long-lived assets:
North America	$81,178	$76,426
Europe	11,026	11,971
Other international	1,264	1,364
Total	$93,468	$89,761

	2001 As Originally Reported	2000 As Originally Reported	1999 As Originally Reported
Net sales:
North America	$302,074	$327,951	$304,447
Europe	80,605	80,668	82,234
Other international	40,291	45,425	42,726
Total	$422,970	$454,044	$429,407

	2001 As Originally Reported	2000 As Originally Reported
Long-lived assets:
North America	$77,874	$74,086
Europe	11,026	11,971
Other international	1,264	1,364
Total	$90,164	$87,421

Net sales by geographic area are net of intercompany sales. North America sales include sales in the United States and Canada. Sales in Canada comprise less than 10% of consolidated sales and are interrelated with the Company’s U.S. operations. No single customer represents more than 10% of the Company’s consolidated sales.

18 — Acquisition

On January 4, 1999, the Company acquired the shares and holdings in associated businesses of Paul Andra KG, a privately owned manufacturer of commercial floor maintenance equipment in Germany, for an aggregate consideration of $10,059. Consolidated net sales in 1999 include 11 months as European entities were consolidated based on a November 30 year-end.

The purchase price was allocated to the acquired assets and assumed obligations based on their fair market values. The purchase price and related acquisition costs exceeded fair market values by approximately $4,500. This amount has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The transaction has been accounted for using the purchase method of accounting, and as such, the Company’s results of operations include PaulAndra KG business results since the acquisition date.

19 — Consolidated Quarterly Data (Unaudited)

	Net Sales		Gross Profit
Quarter	2001 Restated	2000 Restated	2001 Restated	2000 Restated
First	$104,628	$108,629	$40,245	$44,117
Second	109,667	114,537	39,929	46,456
Third	105,129	115,478	37,971	45,774
Fourth	103,001	113,532	35,780	46,171
Year	$422,425	$452,176	$153,925	$182,518

Quarter	Net Earnings			Diluted Earnings per Share
	2001 Restated		2000 Restated	2001 Restated		2000 Restated
First	$439	(1)	$5,545	$0.05	(1)	$0.61
Second	1,023	(1)	7,455	0.11	(1)	0.82
Third	2,936		7,327	0.32		0.80
Fourth	210	(1)	7,415	0.02	(1)	0.81
Year	$4,608	(1)	$27,742	$0.50	(1)	$3.04

(1)          Includes after-tax restructuring charges of $3,354 ($0.36 per diluted share) and $3,522 ($0.39 per diluted share) in the first and second quarters, respectively, as well as the after-tax pension settlement gain of $3,735 ($0.41 per diluted share) and the deferred tax asset valuation allowance of $4,267 ($0.47 per diluted share) in the fourth quarter.

Regular quarterly dividends aggregated $0.80 per share in 2001, or $0.20 per share for all quarters, and $0.78 per share in 2000 $0.19 per share in the first and second quarters; $0.20 in the third and fourth quarters).

Management’s Report

The Company’s management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for the three years ended December 31, 2001, have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed.

In meeting its responsibility for the reliability of the financial statements, management relies on a system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. The design of this system recognizes that errors or irregularities may occur and that estimates and judgments are required to assess the relative cost and expected benefits of the controls. Management believes that the Company’s accounting controls provide reasonable, but not absolute, assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period.

The Audit Committee of the Board of Directors, which is comprised solely of Directors who are not employees of the Company, is responsible for monitoring the Company’s accounting and reporting practices. The Audit Committee meets periodically with management and the independent auditors to discuss internal accounting controls, auditing and financial reporting matters.

Independent Auditors’ Report

The Board of Directors and Shareholders
Tennant Company:

We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the accompanying consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the three years ended December 31, 2001, 2000 and 1999 have been restated.

/s/ KPMG LLP

Minneapolis, Minnesota

February 5, 2002, except as to note 2,
which is as of March 25, 2003

ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

PART IV

ITEM 14 — Exhibits, Financial Statement Schedule, and Reports on Form 8-K

A.           The following documents are filed as a part of this report:

1.             Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(Dollars in Thousands)

Allowance for doubtful accounts	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves (1)	Balance at end of year
Year ended December 31, 2001	$4,178	$2,016	$1,493	$4,701
Year ended December 31, 2000	$4,393	$1,270	$1,485	$4,178
Year ended December 31, 1999	$2,956	$1,568	$131	$4,393

(1)               Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.

Warranty reserves	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves	Balance at end of year
Year ended December 31, 2001	$3,818	$6,909	$6,665	$4,062
Year ended December 31, 2000	$3,222	$6,185	$5,589	$3,818
Year ended December 31, 1999	$2,903	$5,516	$5,197	$3,222

Inventory reserves	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves	Balance at end of year
Year ended December 31, 2001	$2,846	$4,523	$4,545	$2,824
Year ended December 31, 2000	$3,532	$1,979	$2,665	$2,846
Year ended December 31, 1999	$2,766	$2,345	$1,579	$3,532

All other schedules are omitted as the required information is inapplicable or because the required information is presented in the Consolidated Financial Statements in the Tennant Company 2001 Annual Report to Shareholders.

Independent Auditors’ Report on Financial Statement Schedule

The Board of Directors

Tennant Company:

Under date of February 5, 2002, except as to note 2, which is as of March 24, 2003, we reported on the consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2001, which are included in Item 8. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as included in Item 8. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

Minneapolis, Minnesota

February 5, 2002

2.             Exhibits

Item #	Description	Method of Filing

3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 1995.

3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

4.1	Rights Agreement, dated as of November 19, 1996 between Tennant Company and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)	Incorporated by reference to Exhibit 1 to Form 8-A dated November 26, 1996.

4.2	First Amendment, dated as of November 18, 1999, to Rights Agreement, dated as of November 19, 1996, between Tennant Company and Norwest Bank Minnesota, National Association	Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 18, 1999.

10.1	Tennant Company Amended and Restated 1992 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-59054, Form S-8 dated March 2, 1993.

10.2	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.

10.3	Tennant Company Restricted Stock Plan for Nonemployee Directors, (As Amended and Restated Effective January 1, 1999)*	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement No. 333-84374, Form S-8 dated March 15, 2002.

10.4	Tennant Company Excess Benefit Plan, as amended and restated effective January 1, 1998*	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.5	Form of Management Agreement, including schedule of management parties*	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.6	Tennant Company Non-Employee Director Stock Option Plan*	Incorporated by reference to the Company’s Registration Statement No. 333-28641, Form S-8 dated June 6, 1997.
10.7	Tennant Company 1998 Management Incentive Plan, as amended*	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement No. 333-84372, Form S-8 dated March 15, 2002.

10.8	Employment Agreement with Janet Dolan dated April 5, 1999*	Incorporated by reference to Exhibit 10III.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

10.9	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to the Company’s Registration Statement No. 333-73706, Form S-8 dated November 19, 2001.

10.10	Tennant Commercial Retirement Savings Plan	Incorporated by reference to the Company’s Registration Statement No. 333-51531 Form S-8 dated May 1, 1998 (originally filed under the name Castex Incorporated Employees’ Retirement Plan).

10.11	Tennant Company Profit Sharing and Employee Stock Ownership Plan, as amended and restated effective January 1, 2001	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12	Tennant Company Pension Plan, as amended and restated effective as of January 1, 2002	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

21.1	Subsidiaries of the Registrant

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

23.1	Independent Auditors’ Consent	Filed herewith electronically.

99.1	Certifications	Filed herewith electronically.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A.

B.            Reports on Form 8-K

There were no reports filed on Form 8-K the quarter ended December 31, 2001.

CROSS REFERENCE

Form 10-K/A	Referenced	Location

Part III, Item 10 — Directors and Executive Officers of the Registrant	2002 Proxy	*Pages 4 to 7

Part III, Item 11 — Executive Compensation	2002 Proxy	*Pages 8 to 13

Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management	2002 Proxy	*Pages 2 and 3

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