Form 10-Q/A
period 2002-03-31
TENNANT CO
filed 2003-03-25
CIK 97134

FORM 10-Q/A

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

Tennant Company

Quarterly Report – FORM 10-Q/A

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions includes a revision in previously reported net earnings of $(108,000) and $289,000 and net earnings per share – diluted of $(0.01) and $0.03 for the quarters ended March 31, 2002 and 2001, respectively.  The consolidated financial statements as of December 31, 2001 and March 31, 2002 and for the quarters ended March 31, 2002 and 2001 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the correction to the timing of the revenue recognition.

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

This amendment to the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2002 amends and restates those items of the Form 10-Q originally filed on May 14, 2002 (the Original Filing) which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update any disclosures not impacted by the restatement.  Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as of the date of the Original Filing.  For additional information regarding the restatement, see “Notes to Consolidated Financial Statements – Restated” included in the Form 10-Q/A.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31
	2002 Restated	2001 Restated

Net sales	$96,419	$104,628
Less:
Cost of sales	61,471	64,383
Selling and administrative expenses	32,447	34,820
Restructuring charges	4,004	5,160

Profit (loss) from operations	(1,503)	265

Interest income, net	52	167
Other income (expense)	(21)	287

Earnings (loss) before income taxes	(1,472)	719
Income tax expense (benefit)	(29)	280

Net earnings (loss)	$(1,443)	$439

Per share:

Basic earnings (loss)	$(0.16)	$0.05
Diluted earnings (loss)	$(0.16)	$0.05
Dividends	$0.20	$0.20

Weighted average number of shares:

Basic	9,022	9,101
Diluted	9,022	9,239

See accompanying notes to consolidated financial statements.

Tennant Company

Quarterly Report – FORM 10-Q/A

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) March 31, 2002 Restated	(Unaudited) December 31, 2001 Restated

ASSETS

Cash and cash equivalents	$16,139	$23,783
Receivables	80,734	76,952
Less allowance for doubtful accounts	(5,031)	(4,701)
Net receivables	75,703	72,251
Inventories	49,246	48,288
Prepaid expenses	2,405	2,394
Deferred income taxes, current portion	6,862	6,879
Total current assets	150,355	153,595

Property, plant and equipment	201,720	200,825
Less accumulated depreciation	(129,883)	(127,729)
Net property, plant and equipment	71,837	73,096
Deferred income taxes, long-term portion	5,496	5,496
Goodwill, net	16,295	16,373
Other assets	3,822	3,999
Total assets	$247,805	$252,559

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt	$11,189	$13,418
Accounts payable, accrued expenses and deferred revenue	50,381	48,031
Total current liabilities	61,570	61,449

Long-term debt	12,744	12,496
Long-term employee-related benefits	26,788	26,643
Total liabilities	101,102	100,588

SHAREHOLDERS’ EQUITY

Common stock	3,372	3,389
Additional paid-in capital	—	383
Unearned restricted shares	(280)	(278)
Retained earnings	157,426	161,945
Accumulated other comprehensive loss (equity adjustment from foreign currency translation)	(6,578)	(6,247)
Receivable from ESOP	(7,237)	(7,221)
Total shareholders’ equity	146,703	151,971
Total liabilities and shareholders’ equity	$247,805	$252,559

See accompanying notes to consolidated financial statements.

Tennant Company

Quarterly Report – FORM 10-Q/A

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31
	2002 Restated	2001 Restated

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings (loss)	$(1,443)	$439

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	4,327	5,514
Deferred tax expense (benefit)	17	299
Changes in operating assets and liabilities	(2,760)	(4,047)
Other, net	488	481
Net cash flows related to operating activities	629	2,686

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,974)	(7,008)
Proceeds from disposals of property, plant and equipment	390	320
Net cash flows related to investing activities	(2,584)	(6,688)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(2,295)	1,052
Proceeds from issuance of common stock	9	270
Purchases of common stock	(1,574)	(1,170)
Dividends paid	(1,801)	(1,813)
Principal payment from ESOP	—	799
Net cash flows related to financing activities	(5,661)	(862)

Effect of exchange rate changes on cash	(28)	61

Net decrease in cash and cash equivalents	(7,644)	(4,803)

Cash and cash equivalents at beginning of year	23,783	21,512

Cash and cash equivalents at end of period	$16,139	$16,709

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Collateralized borrowings incurred for operating lease equipment	$604	$533

See accompanying notes to consolidated financial statements.

Tennant Company

Quarterly Report – FORM 10-Q/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - RESTATED (Unaudited)

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

(2)                      Restatement

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions includes a revision in previously reported net earnings of $(108,000) and $289,000 and net earnings per share – diluted of $(0.01) and $0.03 for the quarters ended March 31, 2002 and 2001, respectively.  The consolidated financial statements as of December 31, 2001 and March 31, 2002 and for the quarters ended March 31, 2002 and 2001 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the correction to the timing of the revenue recognition. Impacted financial statement line items were sales, cost of sales, interest expense, income tax expense, inventory, machinery and equipment, accumulated depreciation, deferred taxes, accrued expenses, deferred revenue and debt.  There was no impact on cash flows or cash and cash equivalents.  The consolidated financial statements as of December 31, 2001 and March 31, 2002 and for the quarters ended March 31, 2002 and 2001 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the correction to the timing of the revenue recognition, as follows:

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED STATEMENTS OF EARNINGS

Net sales	$96,598	$96,419	$103,653	$104,628
Cost of sales	61,568	61,471	63,933	64,383
Interest income, net	134	52	244	167
Earnings (loss) before income taxes	(1,308)	(1,472)	272	719
Income tax expense (benefit)	27	(29)	122	280
Net earnings (loss)	(1,335)	(1,443)	150	439
Net earnings (loss) per common share:
- Basic	$(0.15)	$(0.16)	$0.02	$0.05
- Diluted	$(0.15)	$(0.16)	$0.02	$0.05

	March 31, 2002		December 31, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED BALANCE SHEETS

Inventories	$48,187	$49,246	$47,080	$48,288
Total current assets	149,296	150,355	152,387	153,595
Net property, plant and equipment	68,287	71,837	69,792	73,096
Total assets	241,767	247,805	246,619	252,559
Current debt	7,290	11,189	9,765	13,418
Accounts payable, accrued expenses and deferred revenue	48,521	50,381	45,883	48,031
Total current liabilities	55,811	61,570	55,648	61,449
Long-term debt	10,000	12,744	10,000	12,496
Total liabilities	92,599	101,102	92,291	100,588
Retained earnings	159,891	157,426	164,302	161,945
Total shareholders’ equity	149,168	146,703	154,328	151,971
Total liabilities and shareholders’ equity	241,767	247,805	246,619	252,559

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED STATEMENTS OF CASH FLOWS

Net earnings	$(1,335)	$(1,443)	$150	$439
Depreciation and amortization	3,976	4,327	5,250	5,514
Changes in operating assets and liabilities	(2,620)	(2,760)	(3,460)	(4,047)
Other, net	591	488	447	481

(3)                      Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.  Inventories at March 31, 2002 and December 31, 2001 consist of the following:

	March 31, 2002 Restated	December 31, 2001 Restated

FIFO Inventories:
Finished goods	$34,752	$34,271
Raw materials, parts and work-in-process	35,266	34,487
Total FIFO Inventories	70,018	68,758
LIFO reserve	(20,772)	(20,470)
LIFO inventories	$49,246	$48,288

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(4)                      Supplemental Cash Flow Information

Income taxes paid during the three months ended March 31, 2002, and 2001 were $404 and $1,450, respectively.  Interest costs paid during the three months ended March 31, 2002 and 2001 were $309 and $298, respectively.

Tennant Company

Quarterly Report – FORM 10-Q/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - RESTATED (Unaudited)

(In thousands, except per share data)

(5)                      Comprehensive Income

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

	Three Months Ended March 31
	2002 Restated	2001 Restated

Net earnings (loss)	$(1,443)	$439
Foreign currency translation adjustments	(331)	1,567
Comprehensive income (loss)	$(1,774)	$2,006

(6)                      Earnings Per Share Computation

	Three Months Ended March 31
	2002 Restated	2001 Restated

Weighted average shares outstanding — Basic	9,022	9,101

Dilutive share equivalents	—	138

Weighted average shares outstanding — Diluted	9,022	9,239

Net earnings (loss)	$(1,443)	$439

Earnings per share — Basic	$(0.16)	$0.05

Earnings per share — Diluted	$(0.16)	$0.05

Dilutive share equivalents have not been included for the three-month period ended March 31, 2002 because the impact is anti-dilutive.

Tennant Company

Quarterly Report – FORM 10-Q/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - RESTATED (Unaudited)

(In thousands, except per share data)

(7)                      Segment Reporting

The Company operates in one industry segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential floors.  The following sets forth net sales by geographic area:

	Three Months Ended March 31,
	2002 Restated	2001 Restated
Geographical Net Sales (1)

North America	$70,503	$75,218
Europe	17,615	18,233
Other International	8,301	11,177

Total	$96,419	$104,628

	Three Months Ended March 31,
	2002 As Originally Reported	2001 As Originally Reported
Geographical Net Sales (1)

North America	$70,682	$74,243
Europe	17,615	18,233
Other International	8,301	11,177

Total	$96,598	$103,653

(1)   Net of intercompany sales.

(8)                      Restructuring and Other Unusual Charges

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

Tennant Company

Quarterly Report – FORM 10-Q/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - RESTATED (Unaudited)

(In thousands, except per share data)

The components of the 2002 and 2001 restructuring charges and the cash and noncash utilizations against the charges during the three months ended March 31, 2002 were as follows:

	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
2002 Restructuring Charges:
2002 Initial charges	$3,588	$416	$4,004
2002 Cash outlays	(195)	—	(195)
March 31, 2002 liability balance	$3,393	$416	$3,809

2001 Restructuring Charges:
December 31, 2001 liability
Balance	$961	$819	$1,780
2002 Utilization:
Cash	(503)	(119)	(622)
Non-cash	(18)	(12)	(30)
March 31, 2002 liability balance	$440	$688	$1,128

The above liabilities are included in accrued expenses.

(9)                      Goodwill and Intangible Assets

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

The Company adopted SFAS 142 effective January 1, 2002.  Had this statement been effective January 1, 2001, net earnings and earnings per share for the three months ended March 31, 2001 would have been $572 and $0.06, respectively.  During the quarter, the Company completed its initial impairment test of goodwill.  As of January 1, 2002, there was no impairment.

Tennant Company

Quarterly Report – FORM 10-Q/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - RESTATED (Unaudited)

(In thousands, except per share data)

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

(10)                New Accounting Pronouncements

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to our previously reported consolidated financial statements as of March 31, 2002 and for the quarter then ended.

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions includes a revision in previously reported net earnings of $(108,000) and $289,000 and net earnings per share – diluted of $(0.01) and $0.03 for the quarters ended March 31, 2002 and 2001, respectively.  The consolidated financial statements as of December 31, 2001 and March 31, 2002 and for the quarters ended March 31, 2002 and 2001 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the correction to the timing of the revenue recognition.

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

Results of Operations

The Company incurred a net loss of $1.4 million or $0.16 per diluted share for the first quarter ended March 31, 2002, on net sales of $96.4 million.  In the comparable 2001 period, the Company reported net earnings of $0.4 million or $0.05 per diluted share, on net sales of $104.6 million. Negative foreign currency exchange fluctuations, resulting primarily from the strength of the U. S. dollar compared to the Euro, Japanese yen and Australian dollar reduced net sales in the 2002 first quarter by approximately $1.3 million and diluted earnings per share by approximately $0.05.

As discussed in note 8 to the consolidated financial statements, restructuring and other unusual charges of $3.3 million after-tax ($4.5 million pretax) or $0.37 per diluted share were recorded during the first quarter of 2002.  Restructuring charges of $4 million pretax consisted primarily of severance costs, including severance related to a decision to close several North American distribution centers and transfer these distribution operations to a third-party logistics provider. In addition, management approved plans to consolidate and centralize customer service operations in Europe and to streamline other operations in North America. Inventory write-downs related to the consolidation of the distribution operations account for the remaining $.5 million of the unusual charges and are classified as cost of sales in the consolidated statement of earnings. These 2002 restructuring actions are expected to provide an annualized pre-tax benefit of up to $3 million.

During first quarter 2001, the Company recorded a restructuring charge of $3.3 million after-tax ($5.2 million pre-tax) or $0.36 per diluted share to close a leased plant in Germany and transfer production to a contract manufacturer in the Czech Republic. The charge included severance payments, building lease costs and write-down of certain fixed assets.

Excluding the effects of restructuring and other unusual charges, net earnings were $1.9 million or $0.21 per diluted share during the first quarter of 2002 and $3.8 million or $0.41 per diluted share for the comparable 2001 period.

The Company adopted Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.  Had this statement been effective January 1, 2001, net earnings and earnings per share for the three months ended March 31, 2001 would have been $572 and $0.06, respectively.

Consolidated net sales of $96.4 million for the first quarter 2002 decreased 8% compared to first quarter 2001 sales of $104.6 million.  The period-to-period declines in consolidated net sales for the quarter ended March 31, 2002 resulted primarily from continued difficult economic conditions in all geographic areas in which the Company operates.  The Company expects the difficult economic conditions in the manufacturing sector of the economy to continue during 2002.

North American sales for the 2002 first quarter decreased 6% to $70.5 million, compared with $75.2 million in 2001.  Declines in sales of industrial and commercial products and floor coating products were partially offset by an increase in North America service revenues compared to 2001.  The declines resulted from the weak economic conditions compared with a year ago.

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

Order backlog at March 31, 2002, totaled $10 million compared with $5 million at December 31, 2001 and $11 million at March 31, 2001.

First quarter 2002 gross profit margin was 36.2% compared with 38.5% reported in the first quarter of 2001.  The decline in gross margin results primarily from declines in unit volume, including unfavorable sales mix effects and manufacturing overhead absorption.  These unfavorable impacts were partially offset by the benefits of the restructuring actions the Company took during 2001.

First quarter selling and administrative (S&A) expenses in 2002 decreased nearly 7% to $32.4 million from $34.8 million in 2001, reflecting the impact of cost reduction measures taken during 2001. S&A expense as a percentage of sales of 33.6% was slightly unfavorable compared to the comparable quarter last year of 33.3%.

Net interest income was $0.1 million in the first quarter of 2002 compared to $0.2 million for the comparable 2001 period, resulting primarily from lower interest rates in the current quarter.  Other income (expense) was minimal in the first quarter of 2002 compared to $0.3 million in 2001, primarily because of currency transaction gains in 2001.

Income tax expense (benefit) for the first quarter of 2002 was $(0.03) million, versus $0.3 million in the first quarter of 2001.  Excluding restructuring and other unusual charges, the effective tax rates for the first quarter were 38% for 2002 and 35.5% for 2001.

Liquidity and Capital Resources

The Company generated $0.6 million of operating cash flows for the quarter ended March 31, 2002 compared with $2.7 million in the comparable 2001 period.  This decrease was primarily attributable to the $1.9 million decrease in net earnings between the comparable periods.  Cash and cash equivalents totaled $16.1 million at March 31, 2002, compared to $23.8 million at December 31, 2001.  Significant uses of cash in the first quarter of 2002 included $2.6 million of net capital expenditures, $1.8 million of dividends paid to shareholders, $1.6 million of common stock repurchases and a $2.3 million reduction in short-term debt.

The debt-to-total-capitalization ratio was 14.0% at March 31, 2002 versus 14.6% at December 31, 2001. The Company believes that the combination of internally generated funds and available financing sources are more than sufficient to meet the Company’s cash requirements for the next year.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits

Item #	Description	Method of Filing

3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.

3ii	By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10i.5	Schedule of management parties	Incorporated by reference to Exhibit 10i.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

99.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically.

(b)    Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	/s/ March 25, 2003	/s/ Janet M. Dolan
Janet M. Dolan
President and Chief Executive Officer

Date:	/s/ March 25, 2003	/s/ Anthony T. Brausen
Anthony T. Brausen
Vice President, Chief Financial Officer,
and Treasurer

Date:	/s/ March 25, 2003	/s/ Gregory M. Siedschlag
Gregory M. Siedschlag
Corporate Controller and
Principal Accounting Officer

CERTIFICATIONS

I, Janet M. Dolan, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of Tennant Company;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	/s/ March 25, 2003
/s/ Janet M. Dolan
Janet M. Dolan
President and Chief Executive Officer

I, Anthony T. Brausen, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of Tennant Company;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	/s/ March 25, 2003
/s/ Anthony T. Brausen
Anthony T. Brausen
Vice President, Chief Financial Officer
Treasurer