Form 10-Q/A
period 2002-06-30
TENNANT CO
filed 2003-03-25
CIK 97134

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

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions includes a revision in previously reported net earnings of $25,000 and ($320,000) and net earnings per share – diluted of $0.00 and ($0.03) for the quarters ended June 30, 2002 and 2001, respectively and a revision in previously reported net earnings of ($83,000) and ($31,000) and net earnings per share – diluted of $0.00 for both six month periods ended June 30, 2002 and 2001, respectively.  The consolidated financial statements as of December 31, 2001 and June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the correction to the timing of the revenue recognition.

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

This amendment to the Company’s Annual Report on Form 10-Q for the quarter ended June 30, 2002 amends and restates those items of the Form 10-Q originally filed on August 13, 2002 (the Original Filing) which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update any disclosures not impacted by the restatement.  Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as of the date of the Original Filing.  For additional information regarding the restatement, see “Notes to Consolidated Financial Statements – Restated” included in the Form 10-Q/A.

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2002 Restated	2001 Restated	2002 Restated	2001 Restated

Net sales	$106,099	$109,667	$202,518	$214,295
Less:
Cost of sales	67,182	69,738	128,653	134,121
Selling and administrative expenses	33,788	33,897	66,235	68,717
Restructuring charges	—	4,802	4,004	9,962

Profit from operations	5,129	1,230	3,626	1,495

Interest income, net	11	122	63	289
Other income (expense)	(113)	(114)	(134)	173

Earnings before income taxes	5,027	1,238	3,555	1,957
Income tax expense	2,073	215	2,044	495

Net earnings	$2,954	$1,023	$1,511	$1,462

Per share:

Basic earnings	$0.33	$0.11	$0.17	$0.16
Diluted earnings	$0.32	$0.11	$0.17	$0.16
Dividends	$0.20	$0.20	$0.40	$0.40

Weighted average number of shares:

Basic	8,984	9,078	9,004	9,089
Diluted	9,151	9,230	9,066	9,234

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) June 30, 2002 Restated	(Unaudited) December 31, 2001 Restated
ASSETS

Cash and cash equivalents	$11,000	$23,783
Receivables	83,327	76,952
Less allowance for doubtful accounts	(5,388)	(4,701)
Net receivables	77,939	72,251
Inventories	55,619	48,288
Prepaid expenses	2,598	2,394
Deferred income taxes, current portion	6,879	6,879
Total current assets	154,035	153,595

Property, plant and equipment	207,336	200,825
Less accumulated depreciation	(134,097)	(127,729)
Net property, plant and equipment	73,239	73,096
Deferred income taxes, long-term portion	5,496	5,496
Goodwill, net	16,765	16,373
Other assets	3,197	3,999
Total assets	$252,732	$252,559

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt	$12,828	$13,418
Accounts payable, accrued expenses and deferred revenue	56,401	48,031
Total current liabilities	69,229	61,449

Long-term debt	7,496	12,496
Long-term employee-related benefits	26,906	26,643
Total liabilities	103,631	100,588

SHAREHOLDERS’ EQUITY

Common stock	3,364	3,389
Additional paid-in capital	—	383
Unearned restricted shares	(288)	(278)
Retained earnings	157,582	161,945
Accumulated other comprehensive loss (equity adjustment from foreign currency translation)	(4,304)	(6,247)
Receivable from ESOP	(7,253)	(7,221)
Total shareholders’ equity	149,101	151,971
Total liabilities and shareholders’ equity	$252,732	$252,559

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30
	2002 Restated	2001 Restated

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$1,511	$1,462

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	8,431	10,552
Deferred tax expense (benefit)	—	(2,434)
Changes in operating assets and liabilities	(3,976)	(3,786)
Other, net	523	1,640
Net cash flows related to operating activities	6,489	7,434

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(7,889)	(11,761)
Proceeds from disposals of property, plant and equipment	1,009	635
Net cash flows related to investing activities	(6,880)	(11,126)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(6,218)	1,125
Proceeds from issuance of common stock	217	994
Purchases of common stock	(2,869)	(1,678)
Dividends paid	(3,597)	(3,628)
Principal payment from ESOP	—	799
Net cash flows related to financing activities	(12,467)	(2,388)

Effect of exchange rate changes on cash	75	(14)

Net decrease in cash and cash equivalents	(12,783)	(6,094)

Cash and cash equivalents at beginning of year	23,783	21,512

Cash and cash equivalents at end of period	$11,000	$15,418

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Collateralized borrowings incurred for operating lease equipment	$388	$630

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

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

(2)          Restatement

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions includes a revision in previously reported net earnings of $25,000 and ($320,000) and net earnings per share – diluted of $0.00 and ($0.03) for the quarters ended June 30, 2002 and 2001, respectively and a revision in previously reported net earnings of ($83,000) and ($31,000) and net earnings per share – diluted of $0.00 for both six month periods ended June 30, 2002 and 2001, respectively.  The consolidated financial statements as of December 31, 2001 and June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the correction to the timing of the revenue recognition. Impacted financial statement line items were sales, cost of sales, interest expense, income tax expense, inventory, machinery and equipment, accumulated depreciation, deferred taxes, accrued expenses, deferred revenue and debt.  There was no impact on cash flows or cash and cash equivalents.  The consolidated financial statements as of December 31, 2001 and June 30, 2002 and for the periods ended June 30, 2002 and 2001 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the correction to the timing of the revenue recognition, as follows:

	Quarter Ended June 30, 2002		Quarter Ended June 30, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED STATEMENTS OF EARNINGS

Net sales	$105,783	$106,099	$110,783	$109,667
Cost of sales	66,985	67,182	70,446	69,738
Interest income, net	90	11	210	122
Earnings before income taxes	4,988	5,027	1,734	1,238
Income tax expense	2,059	2,073	391	215
Net earnings	2,929	2,954	1,343	1,023
Net earnings per common share
- Basic	$0.33	$0.33	$0.14	$0.11
- Diluted	$0.32	$0.32	$0.14	$0.11

	Six Months Ended June 30, 2002		Six Months Ended June 30, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED STATEMENTS OF EARNINGS

Net sales	$202,381	$202,518	$214,436	$214,295
Cost of sales	128,553	128,653	134,379	134,121
Interest income, net	224	63	454	289
Earnings before income taxes	3,680	3,555	2,006	1,957
Income tax expense	2,086	2,044	513	495
Net earnings	1,594	1,511	1,493	1,462
Net earnings per common share
– Basic	$0.18	$0.17	$0.16	$0.16
– Diluted	$0.17	$0.17	$0.16	$0.16

	June 30, 2002		December 31, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED BALANCE SHEETS

Inventories	$54,656	$55,619	$47,080	$48,288
Total current assets	153,072	154,035	152,387	153,595
Net property, plant and equipment	69,790	73,239	69,792	73,096
Total assets	246,892	252,732	246,619	252,559
Current debt	8,831	12,828	9,765	13,418
Accounts payable, accrued expenses and deferred revenue	54,614	56,401	45,883	48,031
Total current liabilities	63,445	69,229	55,648	61,449
Long-term debt	5,000	7,496	10,000	12,496
Total liabilities	95,351	103,631	92,291	100,588
Retained earnings	160,022	157,582	164,302	161,945
Total shareholders’ equity	151,541	149,101	154,328	151,971
Total liabilities and shareholders’ equity	246,892	252,732	246,619	252,559

	Six Months Ended June 30, 2002		Six Months Ended June 30, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED STATEMENTS OF CASH FLOWS

Net earnings	$1,594	$1,511	$1,493	$1,462
Depreciation and amortization	7,842	8,431	10,043	10,552
Changes in operating assets and liabilities	(3,860)	(3,976)	(3,195)	(3,786)
Other, net	913	523	1,527	1,640

(3)           Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.  Inventories at June 30, 2002, and December 31, 2001, consist of the following:

	June 30, 2002 Restated	December 31, 2001 Restated

FIFO Inventories:
Finished goods	$38,660	$34,271
Raw materials, parts and work-in-process	37,723	34,487
Total FIFO Inventories	76,383	68,758
LIFO reserve	(20,764)	(20,470)
LIFO inventories	$55,619	$48,288

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(4)           Supplemental Cash Flow Information

Income taxes paid during the six-months ended June 30, 2002 and 2001 were $966 and $6,556 respectively.  Interest costs paid during the six-months ended June 30, 2002 and 2001 were $528 and $734, respectively.

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

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

	Three Months Ended June 30		Six Months Ended June 30
	2002 Restated	2001 Restated	2002 Restated	2001 Restated

Net earnings	$2,954	$1,023	$1,511	$1,462
Foreign currency translation adjustments	2,274	(2,028)	1,943	(461)
Comprehensive income (loss)	$5,228	$(1,005)	$3,454	$1,001

(6)           Earnings Per Share Computation

	Three Months Ended June 30		Six Months Ended June 30
	2002 Restated	2001 Restated	2002 Restated	2001 Restated
Weighted average shares outstanding — Basic	8,984	9,078	9,004	9,089

Dilutive share equivalents	167	152	62	145

Weighted average shares outstanding — Diluted	9,151	9,230	9,066	9,234
Net earnings	$2,954	$1,023	$1,511	$1,462

Earnings per share — Basic	$0.33	$0.11	$0.17	$0.16

Earnings per share — Diluted	$0.32	$0.11	$0.17	$0.16

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - RESTATED (Unaudited)

(In thousands, except per share data)

(7)           Segment Reporting

The Company operates in one industry segment which consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential floors.  The following sets forth net sales by geographic area:

	Three Months Ended June 30		Six Months Ended June 30
	2002 Restated	2001 Restated	2002 Restated	2001 Restated
Geographical Net Sales (a)
North America	$78,946	$78,248	$149,449	$153,466
Europe	16,670	20,892	34,286	39,125
Other International	10,483	10,527	18,783	21,704
Total	$106,099	$109,667	$202,518	$214,295

(a)   Net of intercompany sales.

	Three Months Ended June 30		Six Months Ended June 30
	2002 As Originally Reported	2001 As Originally Reported	2002 As Originally Reported	2001 As Originally Reported
Geographical Net Sales (a)
North America	$78,630	$79,364	$149,312	$153,607
Europe	16,670	20,892	34,286	39,125
Other International	10,483	10,527	18,783	21,704
Total	$105,783	$110,783	$202,381	$214,436

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

Quarterly Report - FORM 10-Q/A

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

Quarterly Report - FORM 10-Q/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - RESTATED (Unaudited)

(In thousands, except per share data)

The Company adopted SFAS 142 effective January 1, 2002.  Had this statement been effective January 1, 2001, net earnings and diluted earnings per share for the three month period ended June 30, 2001 would have approximated $1,146 and $0.12 and $1,718 and $0.19 for the first six-months of 2001.  During the first quarter, the Company completed its initial impairment test of goodwill.  As of January 1, 2002, there was no impairment.

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

Quarterly Report - FORM 10-Q/A

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to our previously reported consolidated financial statements as of June 30, 2002 and for the quarter then ended.

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions includes a revision in previously reported net earnings of $25,000 and ($320,000) and net earnings per share — diluted of $0.00 and ($0.03) for the quarters ended June 30, 2002 and 2001, respectively and a revision in previously reported net earnings of ($83,000) and ($31,000) and net earnings per share — diluted of $0.00 for both six month periods ended June 30, 2002 and 2001, respectively.  The consolidated financial statements as of December 31, 2001 and June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the correction to the timing of the revenue recognition.

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

Results of Operations

Net earnings for the second quarter ended June 30, 2002, were $3.0 million or $0.32 per diluted share, on net sales of $106.1 million.  In the comparable 2001 period, the Company reported net earnings of $1.0 million or $0.11 per diluted share, on net sales of $109.7 million.  For the six-months ended June 30, 2002, net earnings were $1.5 million or $0.17 per diluted share, on net sales of $202.5 million.  In the comparable 2001 period, the Company reported net earnings of $1.5 million, or $0.16 per diluted share, on net sales of $214.3 million. Foreign currency translation effects reduced diluted earnings per share in 2002 by approximately $0.02 and $0.07 for the three and six-month periods, respectively.  This unfavorable translation effect resulted primarily from the strength of the U. S. dollar compared to the Euro, Japanese yen, Australian and Canadian dollars, although the effect decreased during the second quarter as the U.S. dollar weakened.

The Company adopted Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.  Had this statement been effective January 1, 2001, net earnings and diluted earnings per share for the 2001 second quarter would have approximated $1.1 million and $0.12 and $1.7 million and $0.19 for the six-month period ended June 30, 2001.

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

During the second quarter of 2002, the Company recorded an unusual charge of $0.3 million after tax ($0.5 million pretax) or $0.03 per diluted share for severance pertaining to the departure from the Company of its Chief Operating Officer.  This amount has been classified in selling and administrative expenses.

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

Excluding the effects of the restructuring and other unusual charges, net earnings for the 2002 second quarter were $3.3 million or $0.35 per diluted share compared to $4.6 million or $0.50 per diluted share for the 2001 second quarter.  For the first six-months of 2002, results excluding the effects of restructuring and other unusual charges were $5.1 million or $0.56 per diluted share and $8.4 million or $0.91 per diluted share for the comparable 2001 period.

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

Consolidated net sales of $106.1 million for the 2002 second quarter decreased 3.3% compared to 2001 second quarter sales of $109.7 million.  Price increases benefited consolidated net sales in the 2002 second quarter by approximately 2.5%.  For the six-month period, 2002 consolidated net sales declined 5.5% to $202.5 million versus 2001.  The impact of foreign currency translation effects on sales during the second quarter and the first six-months of 2002 were not significant. The year-over-year declines in consolidated net sales for the three and six-month periods ended June 30, 2002 resulted primarily from lower sales in North America and Europe.

North American sales for the 2002 second quarter increased 0.9% to $78.9 million compared with the second quarter of 2001.  For the first six-months of 2002, sales of $149.4 million were down 2.6% versus the comparable 2001 period.  The decrease for the six-month period was primarily due to lower sales of industrial floor maintenance equipment.  Sales of industrial floor maintenance equipment are down because of weak economic conditions in North America compared to a year ago.  Sales declines also occurred in commercial products and floor coatings, offset by increased service revenues.

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

Order backlog at June 30, 2002, totaled $12 million compared with $10 million at March 31, 2002, and $9 million at June 30, 2001.

Gross profit margin was 36.7% for the 2002 second quarter and 36.4% for the 2001 second quarter.  For the six-month periods ended June 30, gross profit margins were 36.5% in 2002 and 37.4% in 2001.  Adjusted to exclude unfavorable foreign currency translation effects and the impact of unusual charges, gross profit margin for the 2002 second quarter was 37.0% and 37.5% for the 2001 second quarter.  For the six-month periods ended June 30, gross profit margins excluding foreign currency translation effects and unusual charges were 36.8% in 2002 and 37.9% in 2001.  The declines in adjusted 2002 second quarter and year-to-date gross profit margins resulted primarily from the lower sales volumes, including the related sales mix effects.  Sales of North American industrial equipment products, which have a higher gross margin than both North American commercial products and service revenues, decreased on a relative percentage basis in 2002.  Sales volume declines in Europe also contributed to the decrease in second quarter and year-to-date gross margins.  These effects were partially offset by the impact of selling price increases.

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

Second quarter selling and administrative (S&A) expenses including unusual charges decreased from $33.9 million in 2001 to $33.8 million in 2002.  For the first six months of 2002, S&A expenses including unusual charges were $66.2 million, down 3.6% versus the first six months of 2001.  Excluding the impact of unusual charges, S&A expenses decreased due to the decline in 2002 sales, savings from various cost reduction measures initiated during 2001, offset by higher incentive compensation expenses.  For the second quarter, S&A expense as a percentage of sales increased from 30.9% in 2001 to 31.8% in 2002.  For the six-month period, S&A expenses represented 32.1% of sales in 2001 compared to 32.7% in 2002.

Net interest income for the three and six-month periods ended June 30, 2002 decreased $0.1 million and $0.2 million, respectively, primarily because of lower interest rates in 2002.  Other income (expense) was flat for the second quarter of 2002 compared to the second quarter of 2001, but decreased $0.3 million on a year-to-date basis.  The year-to-date decrease was primarily because of currency translation losses during 2002.

Income tax expense for the three and six-month periods ended June 30, 2002 was $2.1 million and $2.0 million, versus $0.2 million and $0.5 million for the comparable periods in 2001.  Income tax expense in 2001 was lower in both the three and six-month periods primarily as a result of the tax effects of the restructuring and other unusual charges described in note 7 to the consolidated financial statements.  The first quarter expenses from European restructuring initiatives were not tax benefited.  Excluding restructuring and other unusual charges, the effective tax rate for the six-month periods ended June 30, 2002 and 2001 were 40% and 35.5%, respectively.  The increase in the effective rate is primarily because of a change in the mix of U.S. and foreign earnings.

Liquidity and Capital Resources

Cash and cash equivalents totaled $11.0 million at June 30, 2002, compared with $15.4 million at June 30, 2001.  The Company generated $6.5 million of operating cash flows during the first six-months of 2002 compared with $7.4 million in the comparable 2001 period.  Net cash outflows from capital expenditures decreased to $6.9 million in 2002 from $11.1 million in 2001.  Capital expenditures in 2001 were greater because of spending on projects intended to improve financial performance through new business systems or cost savings, including investments in design systems software.  Cash outflows from financing activities increased to $12.5 million in 2002 from $2.4 million during 2001 primarily because of the paydown of short-term debt at foreign subsidiaries in 2002.  The debt-to-total-capitalization ratio was 12.0% at June 30, 2002 versus 16.2% at June 30, 2001.  The Company believes that the combination of internally generated funds and available financing sources are more than sufficient to meet the Company’s cash requirements for the next year.

Management regularly reviews the Company’s business operations with the objective of improving financial performance and maximizing its return on investment.  In this regard, the Company continues to consider actions to improve financial performance which, if taken, could result in material nonrecurring charges.

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

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

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

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

Quarterly Report - FORM 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	s/March 25, 2003	/s/ Janet M. Dolan
Janet M. Dolan
President and Chief Executive Officer

Date:	s/March 25, 2003	/s/ Anthony T. Brausen
Anthony T. Brausen
Vice President, Chief Financial Officer, and Treasurer

Date:	s/March 25, 2003	/s/ Gregory M. Siedschlag
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