Form 10-Q/A
period 2002-09-30
TENNANT CO
filed 2003-03-25
CIK 97134

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

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions includes a revision in previously reported net earnings of $110,000 and $10,000 and net earnings per share – diluted of $0.01 and $0.00 for the quarters ended September 30, 2002 and 2001, respectively and a revision in previously reported net earnings of $27,000 and ($21,000) and net earnings per share – diluted of $0.00 for both nine month periods ended September 30, 2002 and 2001, respectively.  The consolidated financial statements as of December 31, 2001 and September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the correction to the timing of the revenue recognition.

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

This amendment to the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2002 amends and restates those items of the Form 10-Q originally filed on November 13, 2002 (the Original Filing) which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update any disclosures not impacted by the restatement.  Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as of the date of the Original Filing.  For additional information regarding the restatement, see “Notes to Consolidated Financial Statements – Restated” included in the Form 10-Q/A.

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2002 Restated	2001 Restated	2002 Restated	2001 Restated

Net sales	$107,838	$105,129	$310,356	$319,424
Less:
Cost of sales	69,359	67,158	198,012	201,279
Selling and administrative expenses	33,222	33,271	99,457	101,988
Restructuring charges	—	—	4,004	9,962

Profit from operations	5,257	4,700	8,883	6,195

Interest income (expense), net	63	(47)	126	242
Other income (expense)	(464)	(100)	(598)	73

Earnings before income taxes	4,856	4,553	8,411	6,510
Income tax expense	2,062	1,617	4,106	2,112

Net earnings	$2,794	$2,936	$4,305	$4,398

Per share:

Basic earnings	$0.31	$0.32	$0.48	$0.48
Diluted earnings	$0.31	$0.32	$0.47	$0.48
Dividends	$0.21	$0.20	$0.61	$0.60

Weighted average number of shares:

Basic	8,997	9,071	9,002	9,083
Diluted	9,058	9,206	9,064	9,225

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)	(Unaudited)
	September 30, 2002 Restated	December 31, 2001 Restated

ASSETS
Cash and cash equivalents	$13,353	$23,783
Receivables	80,858	76,952
Less allowance for doubtful accounts	(5,012)	(4,701)
Net receivables	75,846	72,251
Inventories	61,370	48,288
Prepaid expenses	2,104	2,394
Deferred income taxes, current portion	6,879	6,879
Total current assets	159,552	153,595

Property, plant and equipment	207,024	200,825
Less accumulated depreciation	(136,445)	(127,729)
Net property, plant and equipment	70,579	73,096
Deferred income taxes, long-term portion	5,496	5,496
Goodwill, net	16,751	16,373
Other assets	2,870	3,999
Total assets	$255,248	$252,559

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt	$12,404	$13,418
Accounts payable, accrued expenses and deferred revenue	58,881	48,031
Total current liabilities	71,285	61,449

Long-term debt	6,969	12,496
Long-term employee-related benefits	26,851	26,643
Total liabilities	105,105	100,588

SHAREHOLDERS’ EQUITY
Common stock	3,383	3,389
Additional paid-in capital	537	383
Unearned restricted shares	(718)	(278)
Retained earnings	158,482	161,945
Accumulated other comprehensive loss (equity adjustment from foreign currency translation)	(4,271)	(6,247)
Receivable from ESOP	(7,270)	(7,221)
Total shareholders’ equity	150,143	151,971
Total liabilities and shareholders’ equity	$255,248	$252,559

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30
	2002 Restated	2001 Restated

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$4,305	$4,398

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	12,745	14,893
Deferred tax expense (benefit)	—	(2,975)
Changes in operating assets and liabilities	(4,970)	(2,100)
Other, net	558	1,227
Net cash flows related to operating activities	12,638	15,443

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(10,454)	(18,864)
Proceeds from disposals of property, plant and equipment	1,877	2,142
Net cash flows related to investing activities	(8,577)	(16,722)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(6,472)	673
Proceeds from issuance of common stock	1,494	1,871
Purchases of common stock	(4,134)	(4,615)
Dividends paid	(5,489)	(5,439)
Principal payment from ESOP	—	799
Net cash flows related to financing activities	(14,601)	(6,711)

Effect of exchange rate changes on cash	110	(136)

Net decrease in cash and cash equivalents	(10,430)	(8,126)

Cash and cash equivalents at beginning of year	23,783	21,512

Cash and cash equivalents at end of period	$13,353	$13,386

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Collateralized borrowings incurred for operating lease equipment	$162	$342

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -RESTATED (Unaudited)

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

(2)                                  Restatement

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions includes a revision in previously reported net earnings of $110,000 and $10,000 and net earnings per share – diluted of $0.01 and $0.00 for the quarters ended September 30, 2002 and 2001, respectively and a revision in previously reported net earnings of $27,000 and ($21,000) and net earnings per share – diluted of $0.00 for both nine month periods ended September 30, 2002 and 2001, respectively.  The consolidated financial statements as of December 31, 2001 and September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the correction to the timing of the revenue recognition. Impacted financial statement line items were sales, cost of sales, interest expense, income tax expense, inventory, machinery and equipment, accumulated depreciation, deferred taxes, accrued expenses, deferred revenue and debt.  There was no impact on cash flows or cash and cash equivalents.  The consolidated financial statements as of December 31, 2001 and September 30, 2002 and for the periods ended September 30, 2002 and 2001 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the correction to the timing of the revenue recognition, as follows:

	Quarter Ended September 30, 2002		Quarter Ended September 30, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED STATEMENTS OF EARNINGS

Net sales	$107,403	$107,838	$104,978	$105,129
Cost of sales	69,162	69,359	67,114	67,158
Interest income (expense), net	133	63	43	(47)
Earnings before income taxes	4,689	4,856	4,536	4,553
Income tax expense	2,005	2,062	1,610	1,617
Net earnings	2,684	2,794	2,926	2,936
Net earnings per common share
- Basic	$0.30	$0.31	$0.32	$0.32
- Diluted	$0.30	$0.31	$0.32	$0.32

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED STATEMENTS OF EARNINGS

Net sales	$309,784	$310,356	$319,414	$319,424
Cost of sales	197,715	198,012	201,493	201,279
Interest income, net	357	126	497	242
Earnings before income taxes	8,369	8,411	6,542	6,510
Income tax expense	4,091	4,106	2,123	2,112
Net earnings	4,278	4,305	4,419	4,398
Net earnings per common share
- Basic	$0.48	$0.48	$0.48	$0.48
- Diluted	$0.47	$0.47	$0.48	$0.48

	September 30, 2002		December 31, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED BALANCE SHEETS

Inventories	$60,267	$61,370	$47,080	$48,288
Total current assets	158,449	159,552	152,387	153,595
Net property, plant and equipment	67,467	70,579	69,792	73,096
Total assets	249,605	255,248	246,619	252,559
Current debt	8,497	12,404	9,765	13,418
Accounts payable, accrued expenses and deferred revenue	56,783	58,881	45,883	48,031
Total current liabilities	65,280	71,285	55,648	61,449
Long-term debt	5,000	6,969	10,000	12,496
Total liabilities	97,131	105,105	92,291	100,588
Retained earnings	160,813	158,482	164,302	161,945
Total shareholders’ equity	152,474	150,143	154,328	151,971
Total liabilities and shareholders’ equity	249,605	255,248	246,619	252,559

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
CONSOLIDATED STATEMENTS OF CASH FLOWS

Net earnings	$4,278	$4,305	$4,419	$4,398
Depreciation and amortization	11,845	12,745	14,405	14,893
Changes in operating assets and liabilities	(5,025)	(4,970)	(1,519)	(2,100)
Other, net	1,540	558	1,113	1,227

(3)                                  Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.  Inventories at September 30, 2002, and December 31, 2001, consist of the following:

	September 30, 2002 Restated	December 31, 2001 Restated

FIFO Inventories:
Finished goods	$43,217	$34,271
Raw materials, parts and work-in-process	38,720	34,487
Total FIFO Inventories	81,937	68,758
LIFO reserve	(20,567)	(20,470)
LIFO inventories	$61,370	$48,288

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(4)                                  Supplemental Cash Flow Information

Income taxes paid during the nine-months ended September 30, 2002 and 2001 were $2,772 and $9,521 respectively.  Interest costs paid during the nine-months ended September 30, 2002 and 2001 were $930 and $1,154 respectively.

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -RESTATED (Unaudited)

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

	Three Months Ended September 30		Nine Months Ended September 30
	2002 Restated	2001 Restated	2002 Restated	2001 Restated

Net earnings	$2,794	$2,936	$4,305	$4,398
Foreign currency translation adjustments	33	1,516	1,976	1,055
Comprehensive income	$2,827	$4,452	$6,281	$5,453

(6)                                  Earnings Per Share Computation

	Three Months Ended September 30		Nine Months Ended September 30
	2002 Restated	2001 Restated	2002 Restated	2001 Restated
Weighted average shares outstanding – Basic	8,997	9,071	9,002	9,083

Dilutive share equivalents	61	135	62	142

Weighted average shares outstanding – Diluted	9,058	9,206	9,064	9,225
Net earnings	$2,794	$2,936	$4,305	$4,398

Earnings per share – Basic	$0.31	$0.32	$0.48	$0.48

Earnings per share – Diluted	$0.31	$0.32	$0.47	$0.48

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -RESTATED (Unaudited)

(In thousands, except per share data)

(7)                                  Segment Reporting

The Company operates in one industry segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential floors.  The following sets forth net sales by geographic area:

	Three Months Ended September 30		Nine Months Ended September 30
	2002 Restated	2001 Restated	2002 Restated	2001 Restated
Geographical Net Sales (a)
North America	$80,110	$77,102	$229,559	$230,568
Europe	18,377	18,648	52,663	57,773
Other International	9,351	9,379	28,134	31,083
Total	$107,838	$105,129	$310,356	$319,424

	Three Months Ended September 30		Nine Months Ended September 30
	2002 As Originally Reported	2001 As Originally Reported	2002 As Originally Reported	2001 As Originally Reported
Geographical Net Sales (a)
North America	$79,675	$76,951	$228,987	$230,558
Europe	18,377	18,648	52,663	57,773
Other International	9,351	9,379	28,134	31,083
Total	$107,403	$104,978	$309,784	$319,414

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

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -RESTATED (Unaudited)

(In thousands, except per share data)

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

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -RESTATED (Unaudited)

(In thousands, except per share data)

The Company adopted SFAS 142 effective January 1, 2002.  Pretax goodwill amortization charges for the three and nine-month periods ended September 30, 2001 were $190 and $586, respectively. Had this statement been effective January 1, 2001, net earnings and diluted earnings per share for the three month period ended September 30, 2001 would have approximated $3,058 and $0.33 and $4,776 and $0.52 for the first nine-months of 2001.  During the first quarter of 2002, the Company completed its initial impairment test of goodwill.  As of January 1, 2002, there was no impairment.

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

Quarterly Report - FORM 10-Q/A

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to our previously reported consolidated financial statements as of September 30, 2002 and for the quarter then ended.

Tennant Company announced in February 2003 that due to a technical accounting interpretation brought to the Company’s attention by its auditors, the Company is restating its financial statements to recognize revenues and earnings associated with the sales of its equipment to a U.S. third party lessor, that occurred between 1998 and 2002, over the lease period for operating lease transactions and, for short term rental transactions, at the time the customer converts the short term rental to an outright purchase or long term capital lease of the equipment.  Previously, revenues and earnings associated with these sales were recognized at the time of shipment.  The original contract between the Company and the U.S. third party lessor included retained ownership risk provisions that were determined to preclude operating lease and short-term rental transactions from meeting the criteria for sale treatment under Statement of Financial Accounting Standards No. 13.  The effect of the correction to the timing of the revenue recognition on these transactions includes a revision in previously reported net earnings of $110,000 and $10,000 and net earnings per share — diluted of $0.01 and $0.00 for the quarters ended September 30, 2002 and 2001, respectively and a revision in previously reported net earnings of $27,000 and ($21,000) and net earnings per share – diluted of $0.00 for both nine month periods ended September 30, 2002 and 2001, respectively.  The consolidated financial statements as of December 31, 2001 and September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the correction to the timing of the revenue recognition.

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

Results of Operations

Net earnings for the third quarter ended September 30, 2002, were $2.8 million or $0.31 per diluted share, on net sales of $107.8 million.  In the comparable 2001 period, Tennant reported net earnings of $2.9 million or $0.32 per diluted share, on net sales of $105.1 million.  For the nine-months ended September 30, 2002, net earnings were $4.3 million or $0.47 per diluted share, on net sales of $310.4 million.  In the comparable 2001 period, Tennant reported net earnings of $4.4 million, or $0.48 per diluted share, on net sales of $319.4 million. Foreign currency translation effects on net earnings were not significant during the third quarter of 2002, but reduced diluted earnings per share for the nine-month period ended September 30, 2002 by approximately $0.08.  This unfavorable translation effect resulted primarily from the strength of the U. S. dollar compared to the Euro, Japanese yen, Australian and Canadian dollars during the first six months of 2002.

Tennant adopted Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.  Had this statement been effective January 1, 2001, net earnings and diluted earnings per share for the 2001 third quarter would have approximated $3.1 million and $0.33 and $4.8 million and $0.52 for the nine-month period ended September 30, 2001.

As discussed in note 8 to the consolidated financial statements, restructuring and other unusual charges of $3.3 million after tax ($4.5 million pretax) or $0.37 per diluted share were recorded during the first quarter of 2002.  Restructuring charges of $4.0 million pretax consisted primarily of severance costs, includingseverance related to a decision to close several North American distribution centers and transfer these distribution operations to a third-party logistics provider. In addition, management approved plans in the first quarter to consolidate and centralize customer service operations in Europe and to streamline other operations in North America. Inventory write-downs related to the consolidation of the distribution operations account for the remaining $0.5 million pretax of the unusual charges and are classified as cost of sales in the consolidated statement of earnings. These 2002 restructuring actions are expected to provide an annualized pretax benefit of up to $3 million beginning late in 2002.

During the second quarter of 2002, we recorded an unusual charge of $0.3 million after tax ($0.5 million pretax) or $0.03 per diluted share for severance pertaining to the departure of our Chief Operating Officer.  This amount has been classified in selling and administrative expenses.

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

Quarterly Report - FORM 10-Q/A

For the first nine-months of 2002, net earnings excluding the effects of restructuring and other unusual charges were $7.9 million or $0.87 per diluted share and $11.3 million or $1.23 per diluted share for the comparable 2001 period.

Consolidated net sales of $107.8 million for the 2002 third quarter increased 2.6% compared to 2001 third quarter sales of $105.1 million. This increase resulted from higher sales in North America, offset by slightly lower sales in Europe and Other International geographies.  Price increases benefited consolidated net sales in the 2002 third quarter by approximately 2.5%.  For the nine-month period ended September 30, 2002, consolidated net sales declined 2.8% to $310.4 million versus 2001.  This decrease is primarily due to weak economic conditions worldwide. Foreign currency translation effects increased net sales by $2.1 million during the 2002 third quarter and by $1.4 million during the first nine-months of 2002.

North American sales for the 2002 third quarter increased 3.9% to $80.1 million compared with the third quarter of 2001.  Sales of base industrial equipment declined, reflecting the continued weakness in the North American economy.  This decline was offset by modest sales increases in commercial equipment, service and floor coatings.  Sales of Centurion™, our new street sweeper that was introduced in September 2001, also contributed to the increase.  For the first nine-months of 2002, sales of $229.6 million were down 0.4% versus the comparable 2001 period.  The decrease was primarily due to lower sales of industrial equipment.  Sales declines also occurred in commercial products and floor coatings, offset by increased service revenues.  Year-to-date sales of industrial and commercial equipment and floor coatings are down because of weak economic conditions in North America compared to a year ago.

In Europe, net sales for the 2002 third quarter decreased 1.5% to $18.4 million versus the comparable 2001 period.  Excluding foreign currency translation effects, 2002 third quarter sales declined 12.0% versus the comparable 2001 quarter.  For the first nine-months of 2002, sales were $52.7 million, down 8.8% versus the first nine-months of 2001.  The sales decrease for both the three and nine-month periods resulted primarily from weakness in European industrial markets, particularly in Germany, the largest European market.  Other contributing factors in the nine-month period decline included price competition, primarily in Germany, which we chose not to match and our resignation of certain Original Equipment Manufacturer (OEM) business.

In Other International, 2002 third quarter sales of $9.3 million were down 0.3% compared to 2001 third quarter.  For the nine-months ended September 30, 2002, sales to other international markets totaled $28.1 million, down 9.6% from $31.1 million in the comparable 2001 period.  Weak economic conditions in the global economy, particularly in Latin America and Japan, were the primary factors for the sales decline in both periods.  This decline was partially offset by increased sales in Australia.

Order backlog at September 30, 2002, totaled $14 million compared with $12 million at June 30, 2002, and $8 million at September 30, 2001.  Backlog has increased primarily due to longer manufacturing cycle times associated with Centurion™.

Gross profit margin was 35.7% for the 2002 third quarter versus 36.1% for the 2001 third quarter.  For the nine-month periods ended September 30, gross profit margins were 36.2% in 2002 and 37.0% in 2001.  The decline in gross margin for both the three and nine-month periods is primarily the result of lower industrial equipment volumes, including the related sales mix and manufacturing absorption effects, and higher research and development expenses in 2002.

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

Sales of our new Centurion™ street sweeper, which is a higher priced, lower margin product, also had an unfavorable impact on gross margin.  The decline was partially offset by the favorable effects of price increases.

Third quarter selling and administrative (S&A) expenses of $33.2 million were essentially flat on a dollar basis compared to 2001, but decreased 0.8% on a percentage of sales basis.  For the first nine months of 2002, S&A expenses were $99.5 million, down 2.5% on a dollar basis versus the comparable period in 2001.  The decline in the nine-month period reflects an emphasis on controlling discretionary expenses, savings from various cost reduction measures initiated during 2001 and lower bonus and profit sharing expenses.  This was partially offset by an unusual charge of $0.5 million in severance pertaining to the departure of our Chief Operating Officer.  As a percentage of sales, S&A expenses increased from 31.9% in 2001 to 32.1% in 2002 for the nine-months ended September 30.

Net interest income for the 2002 third quarter increased $0.1 million versus the 2001 third quarter primarily because of the reduced interest expense on foreign borrowings.  For the nine-months ended September 30, 2002 net interest income decreased $0.1 million primarily because of lower interest rates in 2002.  Other expense increased $0.4 million for the third quarter of 2002 compared to the third quarter of 2001, and increased $0.7 million on a year-to-date basis.  The increases for the three and nine-month periods were primarily because of losses from currency translation and fixed asset disposals during 2002.

Income tax expense for the three and nine-month periods ended September 30, 2002 was $2.1 million and $4.1 million, versus $1.6 million and $2.1 million for the comparable periods in 2001.  Income tax expense in 2001 was lower in both the three and nine-month periods primarily because of the tax effects of the restructuring and other unusual charges described in note 7 to the consolidated financial statements.  Excluding restructuring and other unusual charges, the effective tax rate for the nine-month periods ended September 30 were 41.0% in 2002 and 35.5% in 2001.  The increase in the effective rate before restructuring and other unusual charges is primarily because of a change in the mix of U.S. and foreign earnings and the fact that European operations have pretax legal-entity losses that are not tax benefited.

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

TENNANT COMPANY

Quarterly Report - FORM 10-Q/A

The debt-to-total-capitalization ratio was 11.4% at September 30, 2002 versus 16.1% at September 30, 2001.  Tennant believes that the combination of internally generated funds and available financing sources are more than sufficient to meet its cash requirements for the next year.

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

Quarterly Report - FORM 10-Q/A

Tennant expects the unfavorable economic conditions in the manufacturing sector of the global economy to continue throughout 2002.  These continued unfavorable economic conditions have had a negative impact on sales and net earnings for 2002.  This impact has been most significant for Tennant’s industrial products, our most profitable product line.

ITEM 4 - Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q/A, Tennant’s Chief Executive Officer and Chief Financial Officer have concluded that Tennant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Tennant in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 5 - Other Information

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

ITEM 6 - Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Item #	Description	Method of Filing

3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No.33-62003, Form S-8, dated August 22, 1995.

3ii	By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.13	Amendment No. 1 to Employment Agreement with Janet Dolan entered into as of September 20, 2002	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

10.14	Management Agreement with Philip R. Hagberg dated September 23, 2002	Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

99.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically.

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