Form 10-K
period 2002-12-31
TENNANT CO
filed 2003-03-25
CIK 97134

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002. Commission File Number 0-4804

TENNANT COMPANY

Incorporated in the State of Minnesota         Employer Identification Number 41-0572550

701 North Lilac Drive, P.O. Box 1452, Minneapolis, Minnesota  55440

Telephone Number 763-540-1553

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, par value $0.375 per share

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

☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒   No  ☐

$350,043,566 is aggregate market value of common stock held by non-affiliates as of June 28, 2002.

8,953,441 shares outstanding at March 21, 2003

DOCUMENTS INCORPORATED BY REFERENCE

2002 Annual Report to Shareholders — Part I (Partial), Part II (Partial) and Part IV (Partial)

2003 Proxy — Part III (Partial)

TENNANT COMPANY

2002

ANNUAL REPORT

Form 10-K

(Pursuant to Securities Exchange Act of 1934)

PART I

Part I is included in the Tennant Company 2002 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 3 — “Legal Proceedings,” of which there were no material legal proceedings pending, and Item 4 — “Submission of Matters to a Vote of Security Holders” during the fourth quarter, of which there were none.

ITEM 1 — Business

General Development of Business

Tennant Company, a Minnesota corporation incorporated in 1909, is a world leader in designing, manufacturing and marketing products that help create a cleaner, safer world.  The Company’s floor maintenance equipment, outdoor cleaning equipment, coatings and related products are used to clean factories, office buildings, parking lots and streets, airports, hospitals, schools, warehouses, shopping centers and more.  Customers include the building service contract cleaners to whom organizations now outsource facilities maintenance, as well as user corporations, health care facilities, schools and federal, state and local governments who handle facilities maintenance themselves.  We reach these customers through the industry’s largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

Tennant’s shares are traded on the New York Stock Exchange (NYSE) under the symbol TNC.

Industry Segments, Foreign and Domestic Operations and Export Sales

The Company, as described under “General Development of Business,” has one business segment. The Company sells its products domestically and internationally. Financial information on the Company’s geographic areas is provided on page 27, segment reporting, of the 2002 Annual Report to Shareholders. Nearly all of the Company’s foreign investment in assets reside within Australia, Canada, Japan, Spain, the Netherlands, the United Kingdom, France, and Germany. While subject to increases or decreases in value over time due to foreign exchange rate movements, we believe that these investments are a low business risk.

Principal Products, Markets and Distribution

Products consisting mainly of motorized cleaning equipment and related products, including floor coating and preservation products, are sold through a direct sales organization and independent distributors in North America, primarily through a direct sales organization in Australia, France, Spain, the Netherlands, Germany, and the United Kingdom, and through independent distributors in more than 50 foreign countries. Additional information pertaining to products is included on pages 2 and 3 of the 2002 Annual Report to Shareholders. Tennant is headquartered in Minneapolis, Minnesota, and also has manufacturing operations in Holland, Michigan and Uden, the Netherlands.

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

Competition

While there is no industry association or industry data, the Company believes, through its own market research, that it is a world-leading manufacturer of floor maintenance equipment. Active competition exists in most geographic areas; however, it tends to originate from different sources in each area, and the Company believes its market share exceeds that of the leading competitor in many areas. The Company competes primarily on the basis of offering a broad line of high-quality, innovative products supported by an extensive sales/service network in major markets.

Product Research and Development

The Company believes that it regularly commits an above-average amount of resources to product research and development. In 2002, 2001 and 2000, respectively, the Company spent $16,331,000, $16,578,000 and $15,466,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes.

Environmental Protection

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employment

The Company employed 2,380 persons in worldwide operations as of December 31, 2002.

Access to Information on the Company’s Website

The Company makes available free of charge, through the Company’s website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.

ITEM 2 — Properties

The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota metropolitan area.  Manufacturing facilities are located in Minnesota, Michigan and the Netherlands.  Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, and Australia.  The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs.  Further information regarding the Company’s property and lease commitments is included on pages 21, 24 and 25 of the 2002 Annual Report to Shareholders Notes to Consolidated Financial Statements.

ITEM 3 — Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 — Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Part II is included in the Tennant Company 2002 Annual Report to Shareholders (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure,” of which there were none.

PART III

Part III is included in the Tennant Company 2002 Proxy Statement (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 13 — “Certain Relationships and Related Transactions,” of which there were none.  Item 10 — “Directors and Executive Officers of the Registrant” as it relates to identification of executive officers, and Item 14 — “Controls and Procedures” regarding disclosure controls and procedures are included herein Part III of this Form 10-K Annual Report.

ITEM 10 — Directors and Executive Officers of the Registrant

The list below identifies those persons designated as executive officers of the Company, including their age, position with the Company and positions held by them during the past five or more years.

Janet M. Dolan, President and Chief Executive Officer

Janet M. Dolan (53) joined the Company in 1986. Ms. Dolan was appointed General Counsel and Secretary in 1987, Vice President in 1990, Senior Vice President in 1995, Executive Vice President in 1996, President and Chief Operating Officer and a director in 1998. Ms. Dolan was named Chief Executive Officer in 1999. She is a director of Tennant Sales and Service Company, Tennant Finance Company, and Tennant Sales and Service Finance Company. She is a member of the NYSE Listed Company Advisory Committee. She is also a director of Donaldson Company, Inc. and The St. Paul Companies, Inc.

Eric A. Blanchard, Vice President, General Counsel and Secretary

Eric A. Blanchard (46) joined the Company in November 2002 as Vice President, General Counsel and Secretary.  Mr. Blanchard is a director of Tennant Sales and Service Company, Tennant Finance Company, Tennant Sales and Service Finance Company, Tennant Holding B.V., Tennant N.V., Tennant Europe B.V., Tennant UK Limited and Tennant Import B.V.  From 1999 to November 2002, Mr. Blanchard was the President of the Dairy Group for Dean Foods Company, a processor and distributor of dairy and specialty food products.  From 1993 to 1999, Mr. Blanchard was Vice President, Secretary and Chief Legal Counsel for Dean Foods Company.

Anthony T. Brausen, Vice President, Chief Financial Officer and Treasurer

Anthony T. Brausen (43) joined the Company in March 2000 as Vice President and Chief Financial Officer. He was also appointed Treasurer in February 2001. Mr. Brausen is a Certified Public Accountant. He is a director of Tennant N.V., Tennant Sales and Service Company, Tennant Finance Company and Tennant Sales and Service Finance Company.  From 1996 to March 2000, he was Vice President and Treasurer of International Multifoods Corporation, a food service manufacturing and distribution business.

Rex L. Carter, Vice President, Chief Information Officer

Rex L. Carter (51) joined the Company in October 2001 as Vice President, E-Solutions.  He was named Chief Information Officer in February 2002.  From January to September 2001, Mr. Carter served as the Chief Operations Officer for netASPx, a technology services company.  From November 1999 to November 2000 he served as Vice President and was promoted to Sr. Vice President, Technology and Systems Development for Homegrocer.com/WEBvan, an on-line food delivery provider.  From 1993 to 1999, he served as Vice President and was promoted to Sr. Vice President and Chief Information Officer of Carlson Companies, Inc., a global leader in the marketing, travel and hospitality industries.

Thomas J. Dybsky, Vice President, Human Resources

Thomas J. Dybsky (53) joined the Company in September 1998 as Vice President of Human Resources. Mr. Dybsky is a director of Tennant N.V.  From June 1995 to September 1998, Mr. Dybsky was Vice President/Senior Consultant for MDA Consulting.

Philip R. Hagberg, Vice President, Global Manufacturing

Philip R. Hagberg (51) joined the Company in 1969.  He was named Manufacturing Engineering Manager in 1990; Director of Manufacturing Engineering and Current Products in 1998; Director of Manufacturing  in 1999; and Vice President, Global Manufacturing in February 2002.

H. Chris Killingstad, Vice President, North America

H. Chris Killingstad (47) joined the Company in April 2002 as Vice President, North America.  From 1996 to 2000, he was employed by The Pillsbury Company, a consumer foods manufacturer.  From 1999 to 2000 Mr. Killingstad served as Sr. Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe and Regional Vice President of Haagen-Daas Asia Pacific.

Anthony Lenders, Managing Director of Tennant N.V.

Anthony Lenders (57) joined the Company in 2000 as Managing Director of Tennant N.V.  From 1999 to 2000, Mr. Lenders worked in a consulting role for the Boer & Croon Group in Amsterdam.  From 1994 to 1998, Mr. Lenders was President of Europe, Middle East and Africa for The Coleman Company, a manufacturer of outdoor camping and related equipment.

Gregory M. Siedschlag, Corporate Controller and Principal Accounting Officer

Gregory M. Siedschlag (43) joined the Company in July 2001 as Corporate Controller and Principal Accounting Officer.  Mr. Siedschlag is a Certified Public Accountant. He is a director of Tennant Company Far East Headquarters Pte Ltd., Tennant Finance Company and Tennant Sales and Service Finance Company.  From 1994 to 2001 he held various positions in the finance organization of ADC Telecommunications, Inc., a telecommunications equipment manufacturer, including the position of Operations Controller from 1999 to 2001.

Steven K. Weeks, Vice President, North America Field Operations

Steven K. Weeks (47) joined the Company in 1984. He was named Manager, Global New Business and Marketing Development in 1993; Director of Marketing in 1994; Vice President, Customer Solutions in 1996; Vice President, Global Marketing in 1999; and Vice President, North America Field Operations in 2002.

ITEM 14 — Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by Tennant in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART IV

ITEM 15 - Exhibits, Financial Statement Schedule, and Reports on Form 8-K

A.           The following documents are filed as a part of this report:

1.               Financial Statements

The following consolidated financial statements and independent auditors’ report are included on pages 15 through 29 of the Tennant Company 2002 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference:

a.               Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 2002 — page 15.

b.              Consolidated Balance Sheets as of December 31, 2002 and 2001 — page 16.

c.               Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002 — page 17.

d.              Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2002 — page 18.

e.               Independent Auditors’ Report of KPMG LLP — page 29.

f.                 Notes to Consolidated Financial Statements — pages 19 through 28.

2.               Financial Statement Schedule

                Schedule II - Valuation and Qualifying Accounts

                (Dollars in Thousands)

Allowance for doubtful accounts	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves (1)	Balance at end of year

Year ended December 31, 2002	$4,701	$2,116	$1,680	$5,137
Year ended December 31, 2001	$4,178	$2,016	$1,493	$4,701
Year ended December 31, 2000	$4,393	$1,270	$1,485	$4,178

(1)                Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.

Warranty reserves
	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves	Balance at end of year

Year ended December 31, 2002	$4,062	$6,978	$6,521	$4,519
Year ended December 31, 2001	$3,818	$6,909	$6,665	$4,062
Year ended December 31, 2000	$3,222	$6,185	$5,589	$3,818

Inventory reserves	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves	Balance at end of year
Year ended December 31, 2002	$2,824	$4,989	$4,496	$3,317
Year ended December 31, 2001	$2,846	$4,523	$4,545	$2,824
Year ended December 31, 2000	$3,532	$1,979	$2,665	$2,846

All other schedules are omitted as the required information is inapplicable or because the required information is presented in the Consolidated Financial Statements in the Tennant Company 2002 Annual Report to Shareholders.

Independent Auditors’ Report on Financial Statement Schedule

The Board of Directors

Tennant Company:

Under date of February 4, 2003, we reported on the consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2002, which are included in Item 15.A.1. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as included in Item 15.A.2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/	KPMG LLP

Minneapolis, Minnesota

February 4, 2003

3.               Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 1995.

3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

4.1	Rights Agreement, dated as of November 19, 1996 between Tennant Company and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)	Incorporated by reference to Exhibit 1 to Form 8-A dated November 26, 1996.

4.2	First Amendment, dated as of November 18, 1999, to Rights Agreement, dated as of November 19, 1996, between Tennant Company and Norwest Bank Minnesota, National Association	Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 18, 1999.

10.1	Tennant Company Amended and Restated 1992 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-59054, Form S-8 dated March 2, 1993.

10.2	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.

10.3	Tennant Company Restricted Stock Plan for Nonemployee Directors (as amended and restated effective January 1, 1999)*	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement No. 333-84374, Form S-8 dated March 15, 2002.

10.4	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2003*	Filed herewith electronically.

10.5	Form of Management Agreement, including schedule of management parties*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2001.

10i.5	Schedule of management parties	Incorporated by reference to Exhibit 10i.5 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002.

10.6	Tennant Company Non-Employee Director Stock Option Plan*	Incorporated by reference to the Company’s Registration Statement No. 333-28641, Form S-8 dated June 6, 1997.

10.7	Tennant Company 1998 Management Incentive Plan, as amended*	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement No. 333-84372, Form S-8 dated March 15, 2002.

10.8	Employment Agreement with Janet Dolan dated April 5, 1999*	Incorporated by reference to Exhibit 10III.2 to the Company’s on Form 10-Q for the quarterly period ended September 30, 1999.

10.9	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to the Company’s Registration Statement No. 333-73706, Form S-8 dated November 19, 2001.

10.10	Tennant Company Profit Sharing and Employee Stock Ownership Plan, as amended and restated effective January 1, 2001	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001.

10.11

Amendments to Tennant Company Profit Sharing and Employee Stock Ownership Plan, including Merger of Tennant Commercial Retirement Savings Plan into Tennant Company Profit Sharing and Employee Stock Ownership Plan, dated October 3, 2002, December 30, 2002 and January 1, 2003

Filed herewith electronically.

10.12	Tennant Company Pension Plan, as amended and restated effective as of January 1, 2002	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2001.

10.13	Amendment to Tennant Company Pension Plan dated December 26, 2002	Filed herewith electronically.

10.14	Amendment No. 1 to Employment Agreement with Janet Dolan entered into as of September 20, 2002	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002.

10. 15	Management Agreement with Philip R. Hagberg dated September 23, 2002*	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002.

13.1	Portions of 2002 Annual Report to Shareholders	Filed herewith electronically.

21.1	Subsidiaries of the Registrant

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

B.             Reports on Form 8-K

There were no reports filed on Form 8-K the quarter ended December 31, 2002.

CROSS REFERENCE
Form 10-K	Referenced		Location
Part I, Item 1 — Business	2002 Annual Report to Shareholders		Exhibit 13.1 Inside front cover to page 9 *Page 27, Footnote 16, Segment Reporting Inside back cover
	a.	General
	b.	Lines of business, industry segments and foreign and domestic operations
	c.	Access to SEC reports on website

Part I, Item 2 — Properties	2002 Annual Report to Shareholders		Exhibit 13.1 *Page 21, Footnote 4, Property, Plant and Equipment *Pages 24 and 25, Footnote 11, Commitments and Contingent Liabilities

Part II, Item 5 — Market for the Registrant’s Common Equity and Related Shareholder Matters	2002 Annual Report to Shareholders		Exhibit 13.1 Inside back cover *Page 28, Footnote 17, Consolidated Quarterly Data Inside back cover Inside back cover *Page 28, Footnote 17, Consolidated Quarterly Data Inside back cover
	a.	Principal market
	b.	Quarterly data
	c.	Number of shareholders
	d.	Dividends

Part II, Item 6 — Selected Financial Data	2002 Annual Report to Shareholders		Exhibit 13.1 *Pages 30 and 31 Historical Financial Review

Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	2002 Annual Report to Shareholders		Exhibit 13.1 *Pages 10 to 14

Part II, Item 8 — Financial Statements and Supplementary Data	2002 Annual Report to Shareholders		Exhibit 13.1 *Pages 15 to 29

Part III, Item 10 — Directors and Executive Officers of the Registrant	2003 Proxy Statement		*Pages 4 to 7

Part III, Item 11 — Executive Compensation	2003 Proxy Statement		*Pages 8 to 14

Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	2003 Proxy Statement a.Beneficial ownership table b.Equity compensation plan table		*Pages 2 to 4 *Page 14

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY

By —	/s/ Janet M. Dolan	By —	/s/ James T. Hale

	Janet M. Dolan		James T. Hale
	President, CEO and		Board of Directors
Board of Directors

Date — March 25, 2003		Date — March 25, 2003

By —	/s/ Anthony T. Brausen	By —	/s/ Pamela K. Knous

	Anthony T. Brausen		Pamela K. Knous
	Vice President, Chief Financial		Board of Directors
Officer and Treasurer

Date — March 25, 2003		Date — March 25, 2003

By —	/s/ Gregory M. Siedschlag	By —	/s/ William I. Miller

	Gregory M. Siedschlag		William I. Miller
	Corporate Controller and		Board of Directors
Principal Accounting Officer

Date — March 25, 2003		Date — March 25, 2003

By —	/s/ Stephen G. Shank	By —	/s/ Edwin L. Russell

	Stephen G. Shank		Edwin L. Russell
	Board of Directors		Board of Directors

Date — March 25, 2003		Date — March 25, 2003

By —	/s/ Frank L. Sims

Frank L. Sims
Board of Directors

Date — March 25, 2003

CERTIFICATIONS

I, Janet M. Dolan, certify that:

1.                                     I have reviewed this annual report on Form 10-K of Tennant Company;

2.                                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                   Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	/s/ March 25, 2003
/s/ Janet M. Dolan
Janet M. Dolan
President and Chief Executive Officer

I, Anthony T. Brausen, certify that:

1.                                     I have reviewed this annual report on Form 10-K of Tennant Company;

2.                                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                   Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	/s/ March 25, 2003
/s/ Anthony T. Brausen
Vice President, Chief Financial Officer and
Treasurer