Form 10-Q
period 2003-03-31
TENNANT CO
filed 2003-05-12
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003

Commission File No. 04804

TENNANT COMPANY

Incorporated in Minnesota	IRS Emp Id No. 410572550

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota  55440
Telephone No. 763-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No   ☐

The number of shares outstanding of Registrant’s common stock, par value $.375 on March 31, 2003, was 8,953,897.

TENNANT COMPANY

Quarterly Report - Form 10-Q

ITEM 1 – Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

Three Months Ended March 31

	2003	2002

Net sales	$113,137	$96,419
Cost of sales	69,295	57,673
Gross profit	43,842	38,746
Operating expense:
Research and development expenses	4,201	3,798
Selling and administrative expenses	35,471	32,447
Restructuring charges	—	4,004
Total operating expenses	39,672	40,249

Profit (loss) from operations	4,170	(1,503)

Interest income, net	122	52
Other income (expense)	4	(21)

Profit (loss) before income taxes	4,296	(1,472)
Income tax expense (benefit)	1,750	(29)

Net earnings (loss)	$2,546	$(1,443)

Per share:

Basic earnings (loss)	$0.28	$(0.16)
Diluted earnings (loss)	$0.28	$(0.16)
Dividends	$0.21	$0.20

Weighted average number of shares:

Basic	8,977	9,022
Diluted	9,001	9,022

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31, 2003	December 31, 2002
ASSETS

Cash and cash equivalents	$10,087	$16,356
Receivables	83,765	82,908
Less allowance for doubtful accounts	(5,154)	(5,137)
Net receivables	78,611	77,771
Inventories	56,922	58,941
Prepaid expenses	2,090	2,416
Deferred income taxes, current portion	7,417	7,417
Total current assets	155,127	162,901

Property, plant and equipment	199,962	207,095
Less accumulated depreciation	(136,957)	(137,942)
Net property, plant and equipment	63,005	69,153
Deferred income taxes, long-term portion	3,688	3,688
Goodwill and other intangibles, net	17,152	17,720
Other assets	3,115	2,775
Total assets	$242,087	$256,237

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt and collateralized borrowings	$6,142	$14,948
Accounts payable, accrued expenses and deferred revenues	49,786	55,401
Total current liabilities	55,928	70,349

Long-term debt	5,000	5,000
Long-term employee-related benefits	27,142	26,743
Total liabilities	88,070	102,092

SHAREHOLDERS’ EQUITY

Common stock	3,370	3,380
Additional paid-in capital	—	—
Unearned restricted shares	(953)	(612)
Retained earnings	161,060	161,281
Accumulated other comprehensive income (loss) (equity adjustment from foreign currency translation)	(3,101)	(3,586)
Receivable from ESOP	(6,359)	(6,318)
Total shareholders’ equity	154,017	154,145
Total liabilities and shareholders’ equity	$242,087	$256,237

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31
	2003	2002
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings (loss)	$2,546	$(1,443)

Adjustments to net earnings (loss) to arrive at operating cash flows:
Depreciation and amortization	3,540	4,327
Deferred tax expense (benefit)	—	17
Changes in operating assets and liabilities	(2,981)	(2,760)
Other, net	(3,397)	488
Net cash flows related to operating activities	(292)	629

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,061)	(2,974)
Proceeds from disposals of property, plant and equipment	2,139	390
Net cash flows related to investing activities	78	(2,584)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(2,582)	(2,295)
Proceeds from issuance of common stock	—	9
Purchases of common stock	(1,378)	(1,574)
Dividends paid	(1,880)	(1,801)
Net cash flows related to financing activities	(5,840)	(5,661)

Effect of exchange rate changes on cash and cash equivalents	(215)	(28)

Net decrease in cash and cash equivalents	(6,269)	(7,644)

Cash and cash equivalents at beginning of year	16,356	23,783

Cash and cash equivalents at end of period	$10,087	$16,139

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Collateralized borrowings incurred for operating lease equipment	$—	$604

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(1)                      Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the consolidated financial statements.

In our opinion, the accompanying unaudited, condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly our financial position as of March 31, 2003 and the results of our operations and cash flows for the three months ended March 31, 2003 and 2002.  These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

During the 2003 first quarter, our revenue recognition for equipment sales to our third-party lessor that are considered operating leases changed as a result of an amendment to the contract with our third-party lessor.  This revenue was previously recognized over the lease term.  As a result of the amendment, this revenue is now recognized at the time of shipment.  This change is further described in note 2 to the consolidated financial statements.

(2)                      Other Items and 2002 Restructuring Charges

During the first quarter of 2003, we amended our agreement with our U.S. third-party lessor.  Prior to this amendment, the agreement contained a retained ownership risk provision that precluded revenue recognition at the time of shipment for equipment sales to the third-party lessor that were considered operating leases.  The amendment eliminated the retained ownership risk provision and was retroactive to the beginning of the agreement.  This resulted in the recognition of previously deferred revenue of $6,429 in the first quarter of 2003, increasing net earnings by $1,796 or $0.20 per diluted share and will result in revenue recognition at the time of shipment for future equipment sales that are considered operating leases.

In March 2000, we entered into a joint venture with an unrelated third-party to develop and market a revolutionary new product.  During the first quarter of 2003, Tennant and our joint venture partner agreed in principle to begin dissolving the joint venture and we decided to permanently discontinue manufacturing the product and to abandon the plan to utilize the related purchased technology.  As a result of the joint venture dissolution, we recorded after-tax charges totaling $1,215 or $0.14 per diluted share related to the write-off of accounts receivable, inventory, intangible assets and the establishment of accruals for certain contractual obligations.

During the first quarter of 2002, we announced our plan to consolidate our North American distribution operations from a current network of seven distribution centers into two new facilities that are under the ownership and management of a third-party logistics services provider.  We also announced plans to consolidate our European customer service function and take other streamlining actions in Europe and North America.  We recorded a

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

restructuring charge of $4,004 ($3,319 after-tax or $0.37 per diluted share) and an inventory write-down of $500 ($300 after-tax or $0.03 per diluted share) related to these actions.  The restructuring charge consists primarily of severance, building lease costs and write-down of certain fixed assets.  The inventory write-down is classified in cost of sales.

In connection with these activities, we terminated a total of approximately 140 employees.  The majority of these actions  were completed during 2002 with the remainder expected to be completed during 2003.

The components of the 2002 restructuring charges and the cash and noncash utilizations against the charges during the three months ended March 31, 2003 were as follows:

	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
Restructuring charges:
December 31, 2002 liability balance	$1,656	$280	$1,936
Utilization:
Cash	(1,133)	(26)	(1,159)
Other(a)	18	8	26
March 31, 2003 liability balance	$541	$262	$803

(a)          Primarily foreign currency translation effects

Remaining liabilities for 2001 restructuring actions totaled $122 at March 31, 2003.  The above liabilities are included in accrued expenses.

(3)                      Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.  Inventories at March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	December 31, 2002

FIFO inventories:
Finished goods	$41,633	$43,364
Raw materials, parts and work-in-process	37,585	35,974
Total FIFO inventories	79,218	79,338
LIFO reserve	(22,296)	(20,397)
LIFO inventories	$56,922	$58,941

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(4)                      Supplemental Cash Flow Information

Income taxes paid during the three months ended March 31, 2003, and 2002 were $590 and $404, respectively.  Interest costs paid during the three months ended March 31, 2003 and 2002 were $245 and $309, respectively.

(5)                      Comprehensive Income

We report accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet.  Comprehensive income (loss) is comprised of the net earnings (loss) and other comprehensive income (loss).  Other comprehensive income (loss) consists solely of foreign currency translation adjustments.  The reconciliations of net earnings (loss) to comprehensive income (loss) are as follows:

	Three Months Ended March 31
	2003	2002

Net earnings (loss)	$2,546	$(1,443)
Foreign currency translation adjustments	485	(331)
Comprehensive income (loss)	$3,031	$(1,774)

(6)                      Earnings Per Share Computation

	Three Months Ended March 31
	2003	2002
Weighted average shares outstanding – Basic	8,977	9,022

Dilutive share equivalents	24	—

Weighted average shares outstanding – Diluted	9,001	9,022

Net earnings (loss)	$2,546	$(1,443)

Earnings (loss) per share – Basic	$0.28	$(0.16)

Earnings (loss) per share – Diluted	$0.28	$(0.16)

Dilutive share equivalents of 99 have not been included for the three-month period ended March 31, 2002 because the impact is anti-dilutive.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(7)                      Segment Reporting

We operate in one industry segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces.  The following sets forth net sales by geographic area:

	Three Months Ended March 31
	2003	2002
Geographical net sales(1)
North America	$81,183	$70,503
Europe	21,761	17,615
Other International	10,193	8,301
Total	$113,137	$96,419

(1)   Net of intercompany sales.

(8)                      Intangible Assets

Intangible assets consist entirely of purchased technology and are included in other assets on the consolidated balance sheet.  The balances at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	December 31, 2002
Original cost	$1,000	$1,000
Accumulated amortization	(300)	(275)
Write-off of unamortized balance	(700)	—
Carrying value	$—	$725

As described in note 2, we wrote-off $700 of intangible assets during the first quarter of 2003, in conjunction with the decision to begin dissolution of a joint venture that was formed in March 2000.

(9)                      Stock-Based Compensation

We account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price.  Accordingly, no compensation cost has been recognized for stock option plans.  At March 31, 2003, we had six stock-based employee compensation plans.

We have adopted the disclosure-only provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  In accordance with SFAS 123, the fair value of options at the date of grant is estimated using the Black-Scholes option pricing model.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

Had stock-based compensation cost been determined using the fair value-based method of accounting under SFAS 123, net earnings would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31
	2003	2002

Net earnings (loss) – as reported	$2,546	$(1,443)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(238)	(207)
Net earnings (loss) – pro forma	$2,308	$(1,650)

Earnings (loss) per share:
Basic – as reported	$0.28	$(0.16)
Basic – pro forma	$0.26	$(0.18)

Diluted – as reported	$0.28	$(0.16)
Diluted – pro forma	$0.26	$(0.18)

(10)                Guarantees

We record a liability for warranty claims at the time of sale.  The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors.  Warranty terms on machines range from one to four years.  The changes in warranty reserve balances for the three months ended March 31, 2003 and 2002 were as follows:

	March 31, 2003	March 31, 2002
Beginning balance	$4,519	$4,062
Additions charged to expense	1,833	1,398
Claims paid	(1,828)	(1,450)
Ending balance	$4,524	$4,010

TENNANT COMPANY

Quarterly Report - Form 10-Q

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings were $2.5 million or $0.28 per diluted share for the first quarter ended March 31, 2003, on net sales of $113.1 million.  In the comparable 2002 period, we reported a net loss of $1.4 million or $0.16 per diluted share, on net sales of $96.4 million. Positive foreign currency exchange fluctuations, resulting primarily from a weakened U.S. dollar compared to the Euro, Japanese yen, Canadian dollar and Australian dollar increased diluted earnings per share in the 2003 first quarter by approximately $0.03.

As discussed in note 2 to the consolidated financial statements, first quarter 2003 net earnings include other items totaling $0.6 million after-tax ($0.9 million pre-tax) or $0.06 per diluted share.  Net earnings increased $1.8 million ($2.9 million pre-tax) or $0.20 per diluted share because of the recognition of $6.4 million of previously deferred revenue as a result of a retroactive amendment to our agreement with our U.S. third-party lessor.  The amendment resulted in immediate revenue recognition on equipment sales to the third-party lessor which are considered operating leases.  In addition, we recorded a charge totaling $1.2 million after-tax ($2.0 million pre-tax) or $0.14 per diluted share resulting from the decision to dissolve a joint venture with an unrelated third-party and discontinue manufacturing the product that was the basis for the formation of the joint venture.  The charges related to the write-off of accounts receivable, inventory, intangible assets and the establishment of certain accruals for contractual obligations.  Additional charges of up to $0.3 million after-tax or $0.03 per diluted share may be required later in 2003 resulting from the final terms of dissolution of the joint venture.

The net loss of $1.4 million in the first quarter of 2002 included restructuring and other charges of $3.3 million after-tax ($4.5 million pre-tax) or $0.37 per diluted share.  Restructuring charges of $4.0 million pre-tax consisted primarily of severance costs, including severance related to a decision to close several North American distribution centers and transfer these distribution operations to a third-party logistics provider.  In addition, management approved plans to consolidate and centralize customer service operations in Europe and to streamline other operations in North America.  Inventory write-downs related to the consolidation of the distribution operations accounted for the remaining $.5 million of the charges and are classified as cost of sales in the consolidated statements of operations.

Consolidated net sales of $113.1 million for the first quarter 2003 increased 17.3% compared to first quarter 2002 sales of $96.4 million.  The recognition of $6.4 million of previously deferred revenue discussed in note 2 to the consolidated financial statements contributed nearly 7% of the increase.  Positive foreign currency exchange fluctuations, resulting primarily from a weakened U.S. dollar compared to the Euro, Japanese yen, Canadian dollar and Australian dollar increased net sales in the 2003 first quarter by approximately $4.9 million or 5%.  Sales of the new Centurion street sweeper, which began shipping in the second quarter of 2002, and growth in the sales of equipment for commercial cleaning applications were major contributors to the remaining period-to-period increase.

North American sales for the 2003 first quarter increased 15.1% to $81.2 million, compared with $70.5 million in 2002.  The recognition of $6.4 million of previously deferred revenue discussed in note 2 to the consolidated financial statements contributed 9% of the North American sales increase.  The remaining increase resulted primarily from sales of the Centurion street sweeper, growth in sales of equipment for commercial cleaning and higher revenues from aftermarket parts and service.  The increases in these areas more than offset a double-digit decline in sales of equipment for industrial cleaning applications.

TENNANT COMPANY

Quarterly Report - Form 10-Q

In Europe, net sales for the 2003 first quarter increased 23.5% to $21.8 million versus the comparable 2002 period. Positive foreign currency translation effects increased European net sales approximately $3.9 million or 22% in the 2003 first quarter. Net sales continue to be adversely impacted by the continued weakness in the European economies.

In other international markets, sales for the first quarter of 2003 totaled $10.2 million, up 22.8% from the 2002 first quarter. Positive foreign currency translation effects increased sales in other international markets approximately $0.6 million or 7% in the 2003 first quarter.  The remaining increase resulted from stronger sales in Japan and a large order from an export market customer.

Order backlog at March 31, 2003, totaled $15 million compared with $8 million at December 31, 2002 and $10 million at March 31, 2002.

First quarter 2003 gross profit margin was 38.7% compared with 40.2% reported in the first quarter of 2002.  One percentage point of the decrease resulted from the write-off of inventory related to the decision to dissolve the joint venture.  The remaining decline resulted primarily from the effects of an unfavorable gross margin mix and higher logistics costs.  The unfavorable gross margin mix impact was caused by an increase in sales of lower margin products such as our Centurion street sweeper and cleaning equipment for commercial applications, while sales of higher margin cleaning equipment for industrial applications declined, reflecting the weak industrial sector worldwide.

Research and development expenses increased 11% to $4.2 million for the 2003 first quarter compared to $3.8 million in 2002.  The increase is primarily due to increased spending on prototypes for the development of new products.

First quarter selling and administrative (S&A) expenses in 2003 increased 9.3% to $35.4 million from $32.4 million in 2002.  Approximately $1.3 million is due to foreign currency exchange effects.  The remaining increase primarily reflects an increase in variable selling costs on higher sales and additional expenses related to the expansion of European sales and service coverage.  S&A expense as a percentage of sales was 31.3%, down from 33.6% in the comparable quarter last year.  This decrease is primarily the result of $6.4 million of deferred revenue that was recognized as a result of the amendment of the agreement with our third-party lessor, for which there was no related selling and administrative expense.

Net interest income of $0.1 million in the first quarter of 2003 was flat compared to the 2002 first quarter.

The effective tax rates for the first quarter were 40.7% for 2003 and 1.9% for 2002.  The low effective tax rate in 2002 resulted from losses from European restructuring initiatives that were not tax benefited.

Liquidity and Capital Resources

We used $0.3 million of cash for operating activities during the quarter ended March 31, 2003.  In the comparable 2002 period, cash of $0.6 million was generated from operating activities.  Cash and cash equivalents totaled $10.1 million at March 31, 2003, compared to $16.4 million at December 31, 2002.  Significant uses of cash in the first quarter of 2003 included a $5.8 million reduction in accounts payable and accrued expenses, $1.9 million of dividends paid to shareholders, $1.4 million of common stock repurchases and a $2.6 reduction in short-term debt. This was partially offset by $1.4 million of proceeds from the sale of an office property in the U.K.

TENNANT COMPANY

Quarterly Report - Form 10-Q

Short-term debt and property, plant and equipment balances decreased during the first quarter of 2003 primarily due to the adjustments to write-off collateralized debt and the related fixed assets resulting from the amendment of the agreement with our U.S. third-party lessor.

The debt-to-total-capitalization ratio was 6.7% at March 31, 2003 versus 11.5% at December 31, 2002.  We believe that the combination of internally generated funds and available financing sources are more than sufficient to meet our cash requirements for the next year.

Management regularly reviews our business operations with the objective of improving financial performance and maximizing our return on investment.  In this regard, we continue to consider actions to improve financial performance which, if taken, could result in material nonrecurring charges.

Quantitative and Qualitative Disclosures About Market Risk

Our market risk includes the risk of adverse changes in foreign currency exchange rates.  Foreign currency exchange fluctuations from a weak U.S. dollar increased diluted earnings per share by approximately $0.03 for the first quarter of 2003 compared with the year-ago period.  We could experience favorable or unfavorable foreign exchange effects for the remainder of 2003, compared with prior year results.  We use forward exchange contracts to hedge net exposed assets in Australia, Canada, Japan and U.S. dollar-denominated trade payables in Europe.  Additional information on market risk is included in the Management Discussion and Analysis section of our Form 10-K filing for the year ended December 31, 2002.

We expect the unfavorable economic conditions in the manufacturing sector of the global economy to continue during 2003.

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made from time to time by us are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act.  These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events.  Any such expectations or forecasts of future events are subject to a variety of factors.  These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve.  Particular risks and uncertainties presently facing us include: the ability to implement our plan to increase worldwide operational efficiencies; the success of new products; geopolitical and economic uncertainty throughout the world; changes in tax laws and regulations; inflationary pressures; the potential for increased competition in our businesses from competitors that have substantial financial resources; the potential for soft markets in certain regions including North America, Asia, Latin America and Europe; the relative strength of the U.S. dollar, which affects the cost of our products sold internationally; and our plan for growth.  We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

We do not undertake to update any forward-looking statement, and investors are advised to consult any further disclosures by us on this matter in our filings with the Securities and Exchange Commission and in other written statements made from time to time by us.  It is not possible to anticipate or foresee all risk factors, and investors should not consider that any list of such factors to be an exhaustive or complete list of all risks or uncertainties.

TENNANT COMPANY

Quarterly Report - Form 10-Q

ITEM 4 – Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Tennant in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Item #	Description	Method of Filing

3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.

3ii	By-Laws	Incorporated by reference to Exhibit 3ii to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically.

(b)                                 Reports on Form 8-K

Form 8-K, dated February 10, 2003, announcing our intention to revise our consolidated financial statements for 1998 through 2002 to defer a portion of revenues and earnings related to the sales of equipment to our third-party lessor from 1998 through 2002 into 2003, 2004 and 2005.

TENNANT COMPANY

Quarterly Report - Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	May 12, 2003	/s/ Janet M. Dolan
Janet M. Dolan
President and Chief Executive Officer

Date:	May 12, 2003	/s/ Anthony T. Brausen
Anthony T. Brausen
Vice President, Chief Financial Officer, and Treasurer

Date:	May 12, 2003	/s/ Gregory M. Siedschlag
Gregory M. Siedschlag
Corporate Controller and Principal Accounting Officer

TENNANT COMPANY

Quarterly Report - Form 10-Q

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:	May 12, 2003	/s/ Janet M. Dolan
Janet M. Dolan
President and Chief Executive Officer

TENNANT COMPANY

Quarterly Report - Form 10-Q

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:	May 12, 2003	/s/ Anthony T. Brausen
Anthony T. Brausen
Vice President, Chief Financial Officer, and Treasurer