Form 10-Q
period 2003-06-30
TENNANT CO
filed 2003-08-11
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003

Commission File No. 001-16191

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

The number of shares outstanding of Registrant’s common stock, par value $.375, on June 30, 2003, was 8,954,326.

TENNANT COMPANY

Quarterly Report - Form 10-Q

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net sales	$110,772	$106,099	$223,909	$202,518
Cost of sales	65,608	63,121	134,903	120,794
Gross profit	45,164	42,978	89,006	81,724
Operating expenses:
Research and development expenses	4,250	4,061	8,450	7,859
Selling and administrative expenses	35,394	33,788	70,866	66,235
Restructuring charges	—	—	—	4,004
Total operating expenses	39,644	37,849	79,316	78,098

Profit from operations	5,520	5,129	9,690	3,626

Interest income (expense), net	192	11	314	63
Other income (expense)	(330)	(113)	(326)	(134)

Profit before income taxes	5,382	5,027	9,678	3,555
Income tax expense	2,146	2,073	3,896	2,044

Net earnings	$3,236	$2,954	$5,782	$1,511

Per share:

Basic earnings	$0.36	$0.33	$0.64	$0.17
Diluted earnings	$0.36	$0.32	$0.64	$0.17
Dividends	$0.21	$0.20	$0.42	$0.40

Weighted average number of shares:

Basic	8,966	8,984	8,971	9,004
Diluted	9,000	9,151	9,006	9,066

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	June 30, 2003	December 31, 2002

ASSETS

Cash and cash equivalents	$8,710	$16,356
Receivables	81,176	82,908
Less allowance for doubtful accounts	(5,273)	(5,137)
Net receivables	75,903	77,771
Inventories	58,083	58,941
Other current assets	9,555	9,833
Total current assets	152,251	162,901

Property, plant and equipment	202,455	207,095
Less accumulated depreciation	(140,363)	(137,942)
Net property, plant and equipment	62,092	69,153
Goodwill and other intangibles, net	17,394	17,720
Other assets	6,631	6,463
Total assets	$238,368	$256,237

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt and collateralized borrowings	$915	$14,948
Accounts payable, accrued expenses and deferred revenues	48,826	55,401
Total current liabilities	49,741	70,349

Long-term debt	5,000	5,000
Long-term employee-related benefits	27,233	26,743
Total liabilities	81,974	102,092

SHAREHOLDERS’ EQUITY

Common stock	3,370	3,380
Unearned restricted shares	(842)	(612)
Retained earnings	162,378	161,281
Accumulated other comprehensive income (loss) (equity adjustment from foreign currency translation)	(2,113)	(3,586)
Receivable from ESOP	(6,399)	(6,318)
Total shareholders’ equity	156,394	154,145
Total liabilities and shareholders’ equity	$238,368	$256,237

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30
	2003	2002

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$5,782	$1,511

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	7,091	8,431
Changes in operating assets and liabilities	(2,335)	(3,976)
Other, net	(2,865)	523
Net cash flows related to operating activities	7,673	6,489

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,958)	(7,889)
Proceeds from disposals of property, plant and equipment	2,667	1,009
Net cash flows related to investing activities	(2,291)	(6,880)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(2,855)	(6,218)
Payment of long-term debt	(5,000)	—
Proceeds from issuance of common stock	334	217
Purchases of common stock	(1,825)	(2,869)
Dividends paid	(3,762)	(3,597)
Net cash flows related to financing activities	(13,108)	(12,467)

Effect of exchange rate changes on cash and cash equivalents	80	75

Net decrease in cash and cash equivalents	(7,646)	(12,783)

Cash and cash equivalents at beginning of year	16,356	23,783

Cash and cash equivalents at end of period	$8,710	$11,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Collateralized borrowings incurred for operating lease equipment	$—	$388

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(1)                      Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the Consolidated Financial Statements.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly our financial position as of June 30, 2003 and the results of our operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.  These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

During the 2003 first quarter, our revenue recognition for equipment sales to our U.S. third-party lessor that are considered operating leases changed as a result of an amendment to the contract with our third-party lessor.  This revenue was previously recognized over the lease term.  As a result of the amendment, this revenue is now recognized at the time of shipment.  This change is further described in note 2 to the consolidated financial statements.

(2)                      Restructuring and Other Items

During the first quarter of 2003, we amended our agreement with our U.S. third-party lessor.  Prior to this amendment, the agreement contained a retained ownership risk provision that precluded revenue recognition at the time of shipment for equipment sales to the third-party lessor that were considered operating leases.  The amendment eliminated the retained ownership risk provision and was retroactive to the beginning of the agreement.  This resulted in the recognition of previously deferred revenue of $6,429 in the first quarter of 2003, increased net earnings by $1,796 or $0.20 per diluted share and results in revenue recognition at the time of shipment for future equipment sales that are considered operating leases.

In March 2000, we entered into a joint venture with an unrelated third-party to develop and market a revolutionary new product.  During the first quarter of 2003, Tennant and our joint venture partner agreed in principle to begin dissolving the joint venture and we decided to permanently discontinue manufacturing the product and to abandon the plan to utilize the related purchased technology.  As a result of the joint venture dissolution, we recorded after-tax charges in the first quarter of 2003 totaling $1,215 or $0.14 per diluted share related to the write-off of accounts receivable, inventory and intangible assets and the establishment of accruals for certain contractual obligations.

During the first quarter of 2002, we announced our plan to consolidate our North American distribution operations from a network of seven distribution centers into two new facilities that are under the management of a third-party logistics services provider.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

We also announced plans to consolidate our European customer service function and take other streamlining actions in Europe and North America.  We recorded a restructuring charge of $4,004 ($3,319 after-tax or $0.37 per diluted share) and an inventory write-down of $500 ($300 after-tax or $0.03 per diluted share) related to these actions.  The restructuring charge consists primarily of severance, building lease costs and write-down of certain fixed assets.  The inventory write-down is classified in cost of sales.

In connection with these activities, we terminated a total of approximately 140 employees.  These restructuring actions were substantially completed by March 31, 2003.

During the second quarter of 2002, we recorded an unusual charge of $500 for severance pertaining to the departure from us of our Chief Operating Officer.  This amount has been classified in selling and administrative expenses.

The components of the 2002 restructuring charges and the cash and noncash utilizations against the charges during the six-month period ended June 30, 2003 were as follows:

	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
Restructuring charges:
December 31, 2002 liability balance	$1,656	$280	$1,936
Utilization:
Cash	(1,420)	(233)	(1,653)
Other (a)	36	14	50
June 30, 2003 liability balance	$272	$61	$333

(a)          Primarily foreign currency translation effects

The above liabilities are included in accrued expenses.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(3)                      Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.  Inventories at June 30, 2003, and December 31, 2002, consist of the following:

	June 30, 2003	December 31, 2002

FIFO inventories:
Finished goods	$39,120	$43,364
Raw materials, parts and work-in-process	41,259	35,974
Total FIFO inventories	80,379	79,338
LIFO reserve	(22,296)	(20,397)
LIFO inventories	$58,083	$58,941

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(4)                      Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2003 and 2002 were $1,948 and $966, respectively.  Interest costs paid during the six months ended June 30, 2003 and 2002 were $445 and $528, respectively.

(5)                      Comprehensive Income

We report accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet.  Comprehensive income (loss) is comprised of net earnings (loss) and other comprehensive income (loss).  Other comprehensive income (loss) consists solely of foreign currency translation adjustments.  The reconciliations of net earnings to comprehensive income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net earnings	$3,236	$2,954	$5,782	$1,511
Foreign currency translation adjustments	988	2,274	1,473	1,943
Comprehensive income	$4,224	$5,228	$7,255	$3,454

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(6)                      Earnings Per Share Computation

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Weighted average shares outstanding – Basic	8,966	8,984	8,971	9,004

Dilutive share equivalents	34	167	35	62

Weighted average shares outstanding – Diluted	9,000	9,151	9,006	9,066
Net earnings	$3,236	$2,954	$5,782	$1,511

Earnings per share – Basic	$0.36	$0.33	$0.64	$0.17

Earnings per share – Diluted	$0.36	$0.32	$0.64	$0.17

(7)                      Segment Reporting

We operate in one industry segment, which consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces.  The following sets forth net sales by geographic area:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Geographical net sales (a)
North America	$78,082	$78,709	$159,265	$149,212
Europe	20,994	16,670	42,755	34,286
Other International	11,696	10,720	21,889	19,020
Total	$110,772	$106,099	$223,909	$202,518

(a)          Net of intercompany sales.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(8)                      Goodwill and Other Intangible Assets

Intangible assets consist entirely of purchased technology related to new product development and are included in other assets on the consolidated balance sheet.  The balances at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002
Original cost	$1,000	$1,000
Accumulated amortization	(300)	(275)
Write-off of unamortized balance	(700)
Carrying value	$—	$725

As described in note 2, we wrote off $700 of intangible assets during the first quarter of 2003, in conjunction with the decision to begin dissolution of a joint venture that was formed in March 2000.

Goodwill increased from December 31, 2002 to June 30, 2003 as a result of the effect of foreign currency fluctuations between periods.

(9)                      Stock-Based Compensation

We account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price.  Accordingly, no compensation cost has been recognized for stock option plans.  At June 30, 2003, we had six stock-based employee compensation plans, which are described in note 13 of the 2002 Annual Report on Form 10-K.

We have adopted the disclosure-only provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  In accordance with SFAS 123, the fair value of options at the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Expected life in years	7.4	5.0
Risk-free interest rate	3.6%	3.8%
Expected volatility	25.0%	21.0%
Expected dividend yield	2.3%	2.3%

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Had stock-based compensation cost been determined using the fair value-based method of accounting under SFAS 123, net earnings would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net earnings – as reported	$3,236	$2,954	$5,782	$1,511
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(219)	(208)	(457)	(415)
Net earnings – pro forma	$3,017	$2,746	$5,325	$1,096

	Three Months Ended June 30		Six Months Ended June 30
Earnings per share:
Basic – as reported	$0.36	$0.33	$0.64	$0.17
Basic – pro forma	$0.34	$0.31	$0.59	$0.12

Diluted – as reported	$0.36	$0.32	$0.64	$0.17
Diluted – pro forma	$0.34	$0.30	$0.59	$0.12

(10)                Warranty Reserves

We record a liability for warranty claims at the time of sale.  The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors.  Warranty terms on machines range from one to four years.  The changes in warranty reserve balances for the periods December 31, 2002 and 2001 through June 30, 2003 and 2002 were as follows:

	June 30, 2003	June 30, 2002
Beginning balance	$4,519	$4,062
Additions charged to expense	4,048	2,988
Claims paid	(3,831)	(3,070)
Ending balance	$4,736	$3,980

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(11)                New Accounting Pronouncements

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued during April 2003.  SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement 133.  In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.   This pronouncement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This pronouncement is effective for the Company in the third quarter of 2003 and will not have an impact on the consolidated results of operations or financial position.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued during May 2003.  SFAS 150 requires certain categories of “freestanding” financial instruments to be classified as liabilities.  This pronouncement is effective for freestanding financial instruments entered into or modified after May 31, 2003, or otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this statement on July 1, 2003.  The adoption of SFAS 150 did not have an impact on the consolidated results of operations or financial position.

TENNANT COMPANY

Quarterly Report - Form 10-Q

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the second quarter ended June 30, 2003, were $3.2 million or $0.36 per diluted share, on net sales of $110.8 million.  In the comparable 2002 period, we reported net earnings of $3.0 million or $0.32 per diluted share, on net sales of $106.1 million.  For the six months ended June 30, 2003, net earnings were $5.8 million or $0.64 per diluted share, on net sales of $223.9 million.  In the comparable 2002 period, we reported net earnings of $1.5 million, or $0.17 per diluted share, on net sales of $202.5 million. Positive foreign currency exchange fluctuations, resulting primarily from a weakened U.S. dollar compared to the Euro, Japanese yen, Canadian dollar and Australian dollar, increased diluted earnings per share by approximately $0.03 and $0.06 for the three and six-month periods ended June 30, 2003, respectively.

As discussed in note 2 to the consolidated financial statements, first quarter 2003 net earnings include other items totaling $0.6 million after-tax ($0.9 million pre-tax) or $0.06 per diluted share.  Net earnings increased $1.8 million ($2.9 million pre-tax) or $0.20 per diluted share because of the recognition of $6.4 million of previously deferred revenue as a result of a retroactive amendment to our agreement with our U.S. third-party lessor.  The amendment resulted in immediate revenue recognition on equipment sales to the third-party lessor which are considered operating leases.  In addition, we recorded a charge totaling $1.2 million after-tax ($2.0 million pre-tax) or $0.14 per diluted share resulting from the decision to dissolve a joint-venture with an unrelated third party and discontinue manufacturing the product that was the basis for the formation of the joint venture.  The charges related to the write-off of accounts receivable, inventory, intangible assets and the establishment of certain accruals for contractual obligations.  Additional charges of up to $0.3 million after-tax or $0.03 per diluted share may be required later in 2003 resulting from the final terms of dissolution of the joint venture.

During the first two quarters of 2002, restructuring and other charges of $2.4 million after-tax ($4.0 million pre-tax) or $0.40 per diluted share were recorded.  The first quarter of 2002 included restructuring and other charges of $3.3 million after-tax ($4.5 million pre-tax) or $0.37 per diluted share.  Restructuring charges of $4.0 million pre-tax consisted primarily of severance costs, including severance related to a decision to close several North American distribution centers and transfer these distribution operations to a third-party logistics provider.  In addition, management approved plans to consolidate and centralize customer service operations in Europe and to streamline other operations in North America.  Inventory write-downs related to the consolidation of the distribution operations accounted for the remaining $.5 million of the charges and are classified as cost of sales in the consolidated statement of operations.  During the second quarter of 2002, we recorded a charge of $.3 million after tax ($.5 million pre-tax) or $0.03 per diluted share for severance pertaining to the departure of our Chief Operating Officer.  This amount has been classified in selling and administrative expenses.

Consolidated net sales of $110.8 million for the 2003 second quarter increased 4.4% compared to 2002 second quarter sales of $106.1 million primarily because of positive foreign currency exchange fluctuations, resulting from a weakened U.S. dollar compared to the Euro, Japanese yen, Canadian dollar and Australian dollar.  In addition, sales volumes of cleaning equipment for industrial applications are down quarter over quarter, which was partially offset by increased sales of equipment for commercial cleaning applications, aftermarket parts, service and the Centurion ™ street sweeper.

TENNANT COMPANY

Quarterly Report - Form 10-Q

For the six-month period, 2003 consolidated net sales increased 10.6% to $223.9 million versus 2002.  The recognition of $6.4 million of previously deferred revenue in the first quarter of 2003, as discussed in note 2 to the consolidated financial statements, contributed 3.2% of the increase.  Positive foreign currency exchange fluctuations, resulting primarily from a weakened U.S. dollar compared to the Euro, Japanese yen, Canadian dollar and Australian dollar, increased net sales in the first six months of 2003 by approximately $9.9 million or 4.9%.  Growth in the sales of equipment for commercial cleaning applications, aftermarket parts and service were major contributors to the remaining period-to-period increase, along with higher sales of the Centurion ™ street sweeper, which began shipping in the second quarter of 2002.

North American sales for the 2003 second quarter decreased 0.8% to $78.1 million compared with the second quarter of 2002.  For the first six-months of 2003, sales of $159.3 million were up 6.7% versus the comparable 2002 period.  For both the three and six month periods, growth in revenues from commercial cleaning equipment, aftermarket parts, service and Centurion ™ helped offset a double-digit decline in revenues from industrial cleaning equipment.   In addition, the recognition of $6.4 million of previously deferred revenue in the first quarter of 2003, as discussed in note 2 to the consolidated financial statements, contributed 4.3% of the year-to-date North American sales increase.

In Europe, net sales for the 2003 second quarter increased 26% to $21 million versus the comparable 2002 period.  For the first six months, sales were $42.8 million, up 24.7% versus the first six months of 2002.  Positive foreign currency translation effects increased European net sales approximately $3.8 million for the second quarter and $7.7 million for the six-month period and accounted for the majority of the growth in sales.

In Other International, 2003 second quarter sales of $11.7 million increased 9.3% versus the second quarter of 2002.  For the six months ended June 30, 2003, sales to other international markets totaled $21.9 million, up 15.3% from $19.0 million in the comparable 2002 period.  Positive foreign currency translation effects increased sales in other international markets approximately $0.6 million for the second quarter and $1.2 million for the six-month period.  The remaining increases resulted from stronger sales in several geographies, including the Middle East, Australia and Japan.

Order backlog at June 30, 2003, totaled $12 million compared with $15 million at March 31, 2003, and $12 million at June 30, 2002.

Gross profit margin was 40.8% for the 2003 second quarter and 40.5% for the 2002 second quarter. The increase resulted primarily from favorable foreign currency exchange effects, partially offset by unfavorable effects of sales mix. For the six-month periods ended June 30, gross profit margins were 39.8% in 2003 and 40.4% in 2002.  The decrease was primarily due to the write-off of inventory in the first quarter of 2003 related to the decision to dissolve the joint venture as described in note 2 to the consolidated financial statements, along with unfavorable effects of sales mix.  These decreases were partially offset by the favorable foreign currency exchange effects.

Research and development expenses increased 4.9% to $4.3 million for the 2003 second quarter compared to $4.1 million in 2002.  For the first six months of 2003, research and development expenses were $8.5 million, up 7.6% from $7.9 million in 2002.  These increases are primarily due to increased spending on prototypes for the development of new products and recruiting expenses.

TENNANT COMPANY

Quarterly Report - Form 10-Q

Second quarter selling and administrative (S&A) expenses increased $1.6 million to $35.4 million in 2003.  For the six-month period ended June 30, S&A expenses increased from $66.2 million in 2002 to $70.9 million 2003.  Foreign currency exchange effects accounted for approximately $1.7 million and $3.2 million of the increases for the three and six-month periods, respectively.  The remaining increase primarily reflects an increase in variable selling costs on higher sales, increased warranty expense and additional expenses related to the expansion of European sales and service coverage, offset by lower administrative expenses.  For the six-month period, S&A expenses represented 32.7% of sales in 2002 compared to 31.7% in 2003.  This decrease is primarily the result of $6.4 million of deferred revenue that was recognized in the first quarter of 2003 as a result of the amendment of the agreement with our third-party lessor, for which there was no related selling and administrative expense.

Net interest income for both the three and six-month periods ended June 30, 2003 increased $0.2 million over the comparable periods in 2002.  This increase was primarily a result of the amendment of the agreement with our third-party lessor in the first quarter of 2003, which eliminated interest expense related to collateralized debt on operating leases.  Other expense for both the three and six-month periods ended June 30, 2003 increased $0.2 million.  The increase was primarily because of currency transaction losses during 2003.

The effective tax rate was 39.9% for the 2003 second quarter and was 41.2% for the 2002 second quarter.  The decrease in the effective rate between the second quarter of 2003 compared to 2002 is primarily attributable to a change in mix between U.S. and foreign earnings.  For the six-month periods ended June 30, the effective rate was 40.3% in 2003 compared to 57.5% in 2002.   The decrease in the effective rate in the six-month period ending June 2003 is primarily a result of first quarter 2002 expenses from European restructuring initiatives described in note 2 to the consolidated financial statements that were not tax benefited.

Liquidity and Capital Resources

We generated $7.7 million of operating cash flows during the first six months of 2003 compared with $6.5 million in the comparable 2002 period.  The increase was primarily because of an increase in net earnings.  Net cash outflows from capital expenditures decreased to $2.3 million in 2003 from $6.9 million in 2002.  Net capital expenditures in 2003 were lower because of a transition to lease versus buy for fleet vehicles in addition to the proceeds from the sale of a U.K. sales office facility.  Cash outflows from financing activities increased to $13.1 million in 2003 from $12.5 million during 2002 primarily because of the scheduled pay-down of $5.0 million of the current portion of long-term debt, partially offset by a decrease in the repurchases of Tennant stock.

TENNANT COMPANY

Quarterly Report - Form 10-Q

Short-term debt and property, plant and equipment balances decreased during 2003 primarily due to the adjustments to collateralized debt and the related fixed assets resulting from the amendment of the agreement with our U.S. third-party lessor during the first quarter.  A $5.0 million scheduled debt pay-down during the second quarter also contributed to the decrease in the current portion of long-term debt.

Cash and cash equivalents totaled $8.7 million at June 30, 2003, compared with $16.4 million at December 31, 2002.  The debt-to-total-capitalization ratio was 3.6% at June 30, 2003 versus 11.5% at December 31, 2002.  The decrease in the debt-to-total capitalization ratio is primarily a result of adjustments to collateralized debt and the scheduled debt pay down mentioned above.  We believe that the combination of internally generated funds and available financing sources are more than sufficient to meet our cash requirements for the next year.

Management regularly reviews our business operations with the objective of improving financial performance and maximizing our return on investment.  In this regard, we continue to consider actions to improve financial performance, which, if taken, could result in material nonrecurring charges.

Quantitative and Qualitative Disclosures About Market Risk

Our market risk includes the risk of adverse changes in foreign currency exchange rates.  Foreign currency exchange fluctuations from a weak U.S. dollar increased diluted earnings per share by approximately $0.03 for the second quarter of 2003 compared with the year-ago period.  We could experience favorable or unfavorable foreign exchange effects for the remainder of 2003, compared with prior year results.  We use forward exchange contracts to hedge net exposed assets in Australia, Canada, Japan and U.S. dollar-denominated trade payables in Europe.  Additional information on market risk is included in the Management Discussion and Analysis section of our Form 10-K filing for the year ended December 31, 2002.

We expect the unfavorable economic conditions in the manufacturing sector of the global economy could continue during 2003.

TENNANT COMPANY

Quarterly Report - Form 10-Q

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

TENNANT COMPANY

Quarterly Report - Form 10-Q

ITEM 4 – Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure procedures only provide reasonable assurance that the controls will meet their objectives. There can be no assurance that the controls will be effective in all circumstances.  Management believes disclosure controls and procedures are operating and effective at the reasonable assurance level. There were no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

	Item #	Description	Method of Filing

	3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.

	3ii	By-Laws	Incorporated by reference to Exhibit 3ii to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.

	32	Section 1350 Certifications	Filed herewith electronically.

(b)	Reports on Form 8-K

Form 8-K, dated April 23, 2003, furnishing the news release for the company’s first quarter earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 11, 2003	/s/ Janet M. Dolan
Janet M. Dolan President and Chief Executive Officer

Date:	August 11, 2003	/s/ Anthony T. Brausen
Anthony T. Brausen Vice President, Chief Financial Officer, and Treasurer

Date:	August 11, 2003	/s/ Gregory M. Siedschlag
Gregory M. Siedschlag Corporate Controller and Principal Accounting Officer