Form 10-Q
period 2003-09-30
TENNANT CO
filed 2003-11-10
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003

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

The number of shares outstanding of Registrant’s common stock, par value $.375, on September 30, 2003, was 8,953,509.

TENNANT COMPANY

Quarterly Report - Form 10-Q

ITEM 1 - Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30

			Nine Months Ended September 30

	2003	2002	2003	2002

Net sales	$110,058	$107,838	$333,967	$310,356
Cost of sales	65,959	64,843	200,862	185,637
Gross profit	44,099	42,995	133,105	124,719
Operating expense:
Research and development expenses	4,122	4,516	12,572	12,375
Selling and administrative expenses	34,619	33,222	105,485	99,457
Restructuring charges	—	—	—	4,004
Total operating expenses	38,741	37,738	118,057	115,836

Profit from operations	5,358	5,257	15,048	8,883

Interest income, net	228	63	542	126
Other expense, net	(363)	(464)	(689)	(598)

Profit before income taxes	5,223	4,856	14,901	8,411
Income tax expense	1,934	2,062	5,830	4,106

Net earnings	$3,289	$2,794	$9,071	$4,305

Per share:

Basic earnings	$0.37	$0.31	$1.01	$0.48
Diluted earnings	$0.36	$0.31	$1.00	$0.47
Dividends	$0.21	$0.21	$0.63	$0.61

Weighted average number of shares:

Basic	8,969	8,997	8,971	9,002
Diluted	9,026	9,058	9,028	9,064

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	September 30, 2003	December 31, 2002

ASSETS

Cash and cash equivalents	$21,150	$16,356
Receivables	84,521	82,908
Less allowance for doubtful accounts	(5,438)	(5,137)
Net receivables	79,083	77,771
Inventories	55,781	58,941
Other current assets	9,924	9,833
Total current assets	165,938	162,901

Property, plant and equipment	203,162	207,095
Less accumulated depreciation	(142,882)	(137,942)
Net property, plant and equipment	60,280	69,153
Goodwill and other intangibles, net	17,454	17,720
Other assets	5,329	6,463
Total assets	$249,001	$256,237

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt	$403	$14,948
Accounts payable, accrued expenses and deferred revenues	57,192	55,401
Total current liabilities	57,595	70,349

Long-term debt	5,807	5,000
Long-term employee-related benefits	27,401	26,743
Total liabilities	90,803	102,092

SHAREHOLDERS’ EQUITY

Common stock	3,370	3,380
Unearned restricted shares	(695)	(612)
Common stock subscribed	189	—
Retained earnings	163,721	161,281
Accumulated other comprehensive income (loss) (equity adjustment from foreign currency translation)	(1,947)	(3,586)
Receivable from ESOP	(6,440)	(6,318)
Total shareholders’ equity	158,198	154,145
Total liabilities and shareholders’ equity	$249,001	$256,237

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30
	2003	2002

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$9,071	$4,305

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	10,391	12,745
Changes in operating assets and liabilities:
Accounts receivable	(3,149)	(4,878)
Inventory	5,272	(11,190)
Accounts payable, accrued expenses and deferred revenue	1,534	10,045
Other current/noncurrent assets and liabilities	2,196	1,053
Other, net	(1,828)	558
Net cash flows related to operating activities	23,487	12,638

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(6,502)	(10,454)
Proceeds from disposals of property, plant and equipment	3,456	1,877
Net cash flows related to investing activities	(3,046)	(8,577)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(3,167)	(6,472)
Payment of long-term debt	(5,000)	—
Proceeds from issuance of common stock	672	1,494
Purchases of common stock	(2,395)	(4,134)
Dividends paid	(5,645)	(5,489)
Net cash flows related to financing activities	(15,535)	(14,601)

Effect of exchange rate changes on cash and cash equivalents	(112)	110

Net increase (decrease) in cash and cash equivalents	4,794	(10,430)

Cash and cash equivalents at beginning of year	16,356	23,783

Cash and cash equivalents at end of period	$21,150	$13,353

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Collateralized borrowings incurred for operating lease equipment	$1,210	$162

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(1)                      Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the Consolidated Financial Statements.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly our financial position as of September 30, 2003 and the results of our operations for the three and nine months ended September 30, 2003 and 2002, and our cash flows for the nine months ended September 30, 2003 and 2002.  These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

(2)                      Restructuring and Other Items

During the first quarter of 2003, we amended our agreement with our U.S. third-party lessor.  Prior to this amendment, the agreement contained a retained ownership risk provision that precluded revenue recognition at the time of shipment for equipment sales to the third-party lessor that were considered operating leases.  The amendment eliminated the retained ownership risk provision and was retroactive to the beginning of the agreement.  This resulted in the recognition of previously deferred revenue of $6,429 in the first quarter of 2003, increasing net earnings by $1,796 or $0.20 per diluted share and results in revenue recognition at the time of shipment for future U.S. equipment sales that are considered operating leases.

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

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

In October 2003, the final terms of the dissolution of the joint venture were agreed to and the dissolution process was completed.  No additional charges or gains were recognized as a result.

During the first quarter of 2002, we announced our plan to consolidate our North American distribution operations from the then existing network of seven distribution centers into two new facilities that are under the ownership and management of a third-party logistics services provider.  We also announced plans to consolidate our European customer service function and take other streamlining actions in Europe and North America.  We recorded a restructuring charge of $4,004 ($3,319 after-tax or $0.37 per diluted share) and an inventory write-down of $500 ($300 after-tax or $0.03 per diluted share) related to these actions.  The restructuring charge consists primarily of severance, building lease costs and write-down of certain fixed assets.  The inventory write-down is classified in cost of sales.

In connection with these activities, we terminated a total of approximately 140 positions.  These restructuring actions were substantially completed by March 31, 2003.

During the second quarter of 2002, we recorded an unusual charge of $500 for severance pertaining to the departure from us of our Chief Operating Officer.  This amount has been classified in selling and administrative expenses.

The components of the 2002 restructuring charges and the cash and noncash utilizations against the charges during the nine-month period ended September 30, 2003 were as follows:

	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
Restructuring charges:
December 31, 2002 liability balance	$1,656	$280	$1,936
Utilization:
Cash	(1,490)	(233)	(1,723)
Other (a)	36	14	50
September 30, 2003 liability balance	$202	$61	$263

(a)          Primarily foreign currency translation effects

The above liabilities are included in accrued expenses.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(3)                      Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.  Inventories at September 30, 2003, and December 31, 2002, consist of the following:

	September 30, 2003	December 31, 2002

FIFO inventories:
Finished goods	$41,694	$43,364
Raw materials, parts and work-in-process	36,383	35,974
Total FIFO inventories	78,077	79,338
LIFO reserve	(22,296)	(20,397)
LIFO inventories	$55,781	$58,941

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(4)                      Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2003 and 2002 were $611 and $2,772 respectively.  Interest costs paid during the nine months ended September 30, 2003 and 2002 were $384 and $930 respectively.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net earnings	$3,289	$2,794	$9,071	$4,305
Foreign currency translation adjustments	166	33	1,639	1,976
Comprehensive income	$3,455	$2,827	$10,710	$6,281

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(6)                      Earnings Per Share Computation

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Weighted average shares outstanding – Basic	8,969	8,997	8,971	9,002

Dilutive share equivalents	57	61	57	62

Weighted average shares outstanding – Diluted	9,026	9,058	9,028	9,064

Net earnings	$3,289	$2,794	$9,071	$4,305

Earnings per share – Basic	$0.37	$0.31	$1.01	$0.48

Earnings per share – Diluted	$0.36	$0.31	$1.00	$0.47

(7)                      Segment Reporting

We operate in one industry segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces.  The following sets forth net sales by geographic area:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Geographical net sales (a)
North America	$78,287	$80,110	$237,552	$229,559
Europe	20,682	18,377	63,437	52,663
Other International	11,089	9,351	32,978	28,134
Total	$110,058	$107,838	$333,967	$310,356

(a)          Net of intercompany sales.

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(8)                      Goodwill and Intangible Assets

The components of goodwill and other intangible assets on the consolidated balance sheet are as follows:

	Goodwill	Other Intangibles
Balance, December 31, 2001	$16,373	$825

Amortization expense	—	(100)
Foreign currency fluctuations	622	—

Balance, December 31, 2002	$16,995	$725

Amortization expense	—	(25)
Write-off of unamortized balance (note 2)	—	(700)
Foreign currency fluctuations	459	—

Balance, September 30, 2003	$17,454	$—

Other intangible assets consisted entirely of purchased technology related to new product development.

(9)                      Stock-Based Compensation

We account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price.  Accordingly, no compensation cost has been recognized for stock option plans.  At September 30, 2003, we had six stock-based employee compensation plans, which are described in note 13 of the 2002 Annual Report on Form 10-K.

We have adopted the disclosure-only provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  In accordance with SFAS 123, the fair value of options at the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions:

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

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Had stock-based compensation cost been determined using the fair value-based method of accounting under SFAS 123, net earnings would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net earnings – as reported	$3,289	$2,794	$9,071	$4,305
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(242)	(209)	(693)	(625)

Net earnings – pro forma	$3,047	$2,585	$8,378	$3,680
Earnings per share:
Basic – as reported	$0.37	$0.31	$1.01	$0.48
Basic – pro forma	$0.34	$0.29	$0.93	$0.41

Diluted – as reported	$0.36	$0.31	$1.00	$0.47
Diluted – pro forma	$0.34	$0.29	$0.93	$0.41

(10)                Warranty Reserves

We record a liability for warranty claims at the time of sale.  The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors.  Warranty terms on machines range from one to four years.  The changes in warranty reserve balances from December 31, 2002 and 2001, respectively, to September 30, 2003 and 2002 were as follows:

	2003	2002
Balance, December 31	$4,519	$4,062
Additions charged to expense	5,712	4,563
Change in estimates	700	—
Claims paid	(5,550)	(4,845)
Balance, September 30	$5,381	$3,780

TENNANT COMPANY

Quarterly Report - Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(11)                New Accounting Pronouncements

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued during April 2003.  SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement 133.  In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.   This pronouncement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This pronouncement is effective for the Company in the third quarter of 2003 and did not have an impact on the consolidated results of operations or financial position.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued during May 2003.  SFAS 150 requires certain categories of “freestanding” financial instruments to be classified as liabilities.  This pronouncement is effective for freestanding financial instruments entered into or modified after May 31, 2003, or otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this statement on July 1, 2003.  The adoption of SFAS 150 did not have an impact on the Company’s consolidated results of operations or financial position.

In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables.  This Issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately.  This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria.  This Issue was applicable for the Company on July 1, 2003 and did not have a material impact on revenue recognition of sales transactions.

TENNANT COMPANY

Quarterly Report - Form 10-Q

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the third quarter ended September 30, 2003, were $3.3 million or $0.36 per diluted share, on net sales of $110.1 million.  In the comparable 2002 period, we reported net earnings of $2.8 million or $0.31 per diluted share, on net sales of $107.8 million.  For the nine months ended September 30, 2003, net earnings were $9.1 million or $1.00 per diluted share, on net sales of $334.0 million.  In the comparable 2002 period, we reported net earnings of $4.3 million, or $0.47 per diluted share, on net sales of $310.4 million. Positive foreign currency exchange fluctuations, resulting primarily from a weakened U.S. dollar compared to the Euro, Japanese yen, Australian and Canadian dollars, increased earnings per diluted share by approximately $0.11 for the third quarter of 2003 and approximately $0.17 for the nine months ended September 30, 2003.

As discussed in note 2 to the consolidated financial statements, first quarter 2003 net earnings include other items totaling $0.6 million after-tax ($0.9 million pre-tax) or $0.06 per diluted share.  Net earnings increased $1.8 million ($2.9 million pre-tax) or $0.20 per diluted share because of the recognition of $6.4 million of previously deferred revenue as a result of a retroactive amendment to our agreement with our U.S. third-party lessor.  The amendment resulted in immediate revenue recognition on equipment sales to the third-party lessor which are considered operating leases.  In addition, we recorded a charge totaling $1.2 million after-tax ($2.0 million pre-tax) or $0.14 per diluted share resulting from the decision to dissolve a joint-venture with an unrelated third party and discontinue manufacturing the product that was the basis for the formation of the joint venture.  The charges related to the write-off of accounts receivable, inventory, intangible assets and the establishment of certain accruals for contractual obligations.  In October 2003, the final terms of the dissolution of the joint venture were agreed to and the dissolution process was completed.  No additional charges or gains were recognized as a result.

During the first nine months of 2002, restructuring and other charges of $2.4 million after-tax ($4.0 million pre-tax) or $0.40 per diluted share were recorded.  The first quarter of 2002 included restructuring and other charges of $3.3 million after-tax ($4.5 million pre-tax) or $0.37 per diluted share.  Restructuring charges of $4.0 million pre-tax consisted primarily of severance costs, including severance related to a decision to close several North American distribution centers and transfer these distribution operations to a third-party logistics provider.  In addition, management approved plans to consolidate and centralize customer service operations in Europe and to streamline other operations in North America.  Inventory write-downs related to the consolidation of the distribution operations accounted for the remaining $0.5 million of the charges and are classified as cost of sales in the consolidated statement of operations.  During the second quarter of 2002, we recorded a charge of $0.3 million after tax ($0.5 million pre-tax) or $0.03 per diluted share for severance pertaining to the departure of our Chief Operating Officer.  This amount has been classified in selling and administrative expenses.

Consolidated net sales of $110.1 million for the 2003 third quarter increased $2.2 million or 2.1% compared to 2002 third quarter sales of $107.8 million. Foreign currency translation effects increased net sales by approximately 3% during the 2003 third quarter resulting from a weakened U.S. dollar compared to the Euro, Japanese yen, Canadian and Australian dollars.  Higher sales volumes of equipment in certain international markets also contributed to the third quarter 2003 sales increases over the comparable quarter of 2002.  Offsetting these sales increases were lower sales volumes of equipment in North America.

TENNANT COMPANY

Quarterly Report - Form 10-Q

For the nine-month period ended September 30, 2003, consolidated net sales increased $23.6 million or 7.6% to $334.0 million versus 2002.  Foreign currency translation effects increased net sales by approximately 4% during the first nine months of 2003.  The recognition of $6.4 million of previously deferred revenue in the first quarter of 2003, as discussed in note 2 to the consolidated financial statements, contributed about 2% of the increase.  In addition, strong sales in aftermarket parts and service also contributed to the year-to-date increases.  The remainder of the increase resulted from higher sales volumes in certain international markets.

North American sales for the 2003 third quarter declined 2.3% to $78.3 million compared with the third quarter of 2002.  Contributing to the overall decline in the third quarter of 2003 were lower equipment sales volumes to the commercial sector compared to the same period a year ago along with weakness in demand from state and local governments, including schools.  These declines were partially offset by an increase in sales of aftermarket parts and service.  For the first nine months of 2003, sales of $237.6 million were up 3.5% versus the comparable 2002 period.  The year-to-date sales increase is primarily due to recognition of $6.4 million of previously deferred revenue in the first quarter of 2003, as discussed in note 2 to the consolidated financial statements. In addition, sales growth in aftermarket parts and service contributed to the year-to-date increase.  Offsetting theses increases were sales declines in equipment and floor coatings due to continued weak economic conditions in North America during 2003.  Positive foreign currency translation effects increased North American net sales approximately 1% for both the third quarter and for the nine-month period.

In Europe, net sales for the 2003 third quarter increased 12.5% to $20.7 million versus the comparable 2002 period.  For the first nine months of 2003, sales were $63.4 million, up 20.5% versus the first nine months of 2002.  Positive foreign currency translation effects increased European net sales approximately 13% for the third quarter and 19% for the nine-month period and accounted for the majority of the sales increases.

In Other International, 2003 third quarter sales of $11.1 million were up 18.6% compared to 2002 third quarter.  For the nine months ended September 30, 2003, sales to other international markets totaled $33.0 million, up 17.2% from $28.1 million in the comparable 2002 period.   Positive foreign currency translation increased sales in Other International markets approximately 7% for the third quarter and 6% for the nine-month period.  The remaining increases resulted from stronger equipment sales in several foreign markets including Asia, the Middle East and Australia.  This growth is primarily attributable to strengthening economies in these regions and success selling new products.

Order backlog at September 30, 2003 totaled $10 million compared with $12 million at June 30, 2003, and $14 million at September 30, 2002.

Gross profit margin was 40.1% for the 2003 third quarter versus 39.9% for the 2002 third quarter.  The increase resulted primarily from favorable foreign currency exchange effects.  For the nine-month periods ended September 30, gross profit margins were 39.9% in 2003 and 40.2% in 2002. The decrease was primarily due to the write-off of inventory in the first quarter of 2003 related to the decision to dissolve a joint venture as described in note 2 to the consolidated financial statements, along with unfavorable effects of sales mix.  These decreases were partially offset by the favorable foreign currency exchange effects.

TENNANT COMPANY

Quarterly Report - Form 10-Q

Research and development expenses decreased 8.7% to $4.1 million for the 2003 third quarter compared to $4.5 million in 2002.  The decrease is primarily due to timing of expenditures between periods. For the first nine months of 2003, research and development expenses were $12.6 million, up 1.6% from $12.4 million in 2002.

Third quarter selling and administrative (S&A) expenses increased $1.4 million to $34.6 million over the comparable quarter of 2002.  For the first nine months of 2003, S&A expenses increased $6.0 million to $105.5 million versus the comparable period in 2002.  Foreign currency exchange effects accounted for approximately $1.1 million and $4.3 million of the increases for the three- and nine-month periods ended September 30, 2003. On a year-to-date basis, S&A expenses increased as a result of an increase in variable selling costs on higher sales and expenses related to the expansion of European sales and service coverage. In addition, an increase in S&A expenses was a result of an increase in warranty expense on certain products in both the three- and nine-month periods of 2003 compared to 2002.   As a percentage of sales, S&A expenses declined from 32.0% in 2002 to 31.6% in 2003 for the nine-months ended September 30.  This decrease is primarily a result of the $6.4 million of deferred revenue that was recognized in the first quarter of 2003 as a result of the amendment of the agreement with our third-party lessor as discussed in note 2, for which there were no related selling and administrative expenses.

Net interest income for the 2003 third quarter increased $0.2 million versus the 2002 third quarter.  For the nine months ended September 30, 2003 net interest income increased $0.4 million.   The increase in both the three- and nine-month periods is primarily a result of the amendment of the agreement with our third-party lessor in the first quarter of 2003, which eliminated interest expense on the related collateralized debt.

Other expense decreased $0.1 million for the third quarter of 2003 compared to the third quarter of 2002, and increased $0.1 million on a year-to-date basis.  The change for both the three- and nine-month periods of 2003 were primarily due to fluctuations in realized foreign currency transaction gains and losses between periods.

The effective tax rate was 37.0% for the third quarter of 2003 compared to 42.5% for the comparable quarter of 2002.  For the nine-month period ended September 30, the effective tax rate was 39.1% in 2003 compared to 48.8% in 2002.  The decrease in the effective rate for the both the three- and nine-month periods ended September 30 is primarily due to a favorable settlement of a foreign tax audit.  In addition, for the nine-month period of 2002, the effective tax rate was negatively impacted by expenses from European restructuring initiatives described in note 2 to the consolidated financial statements that were not tax benefited.

TENNANT COMPANY

Quarterly Report - Form 10-Q

Liquidity and Capital Resources

Cash and cash equivalents totaled $21.2 million at September 30, 2003, compared with $16.4 million at December 31, 2002.  We generated $23.5 million of operating cash flows during the first nine months of 2003 compared with $12.6 million in the comparable 2002 period.  The operating cash flow increase is primarily due to a decrease in inventory levels and increases in net income.  Inventory levels decreased versus December 31, 2002 due to initiatives to reduce inventory levels both in North America and Europe. Cash outflows from capital expenditures decreased to $6.5 million in 2003 from $10.5 million in 2002.  Capital expenditures in 2003 were lower in part because of a transition to lease versus buy for fleet vehicles. Cash outflows from financing activities increased to $15.5 million in 2003 from $14.6 million during 2002 primarily because of the scheduled pay-down of $5.0 million of the current portion of long-term debt, partially offset by a decrease in the repurchases of Tennant stock.

The debt-to-total-capitalization ratio was 3.8% at September 30, 2003 versus 11.4% at September 30, 2002.  We believe that the combination of internally generated funds and available financing sources are more than sufficient to meet our cash requirements for the next year.

The Company has a commitment to purchase $12 million of product from a third-party provider through September 2007.

Management regularly reviews the business operations with the objective of improving financial performance and maximizing our return on investment.  In this regard, we continue to consider actions to improve financial performance, which, if taken, could result in material nonrecurring charges.

Quantitative and Qualitative Disclosures About Market Risk

Our market risk includes the risk of adverse changes in foreign currency exchange rates.  Foreign currency exchange fluctuations from a weak U.S. dollar increased diluted earnings per share by approximately $0.11 for the third quarter of 2003 compared with the year-ago period.  We could experience favorable or unfavorable foreign exchange effects for the remainder of 2003, compared with prior year results.  We use forward exchange contracts to hedge net exposed assets in Australia, Canada and Japan and U.S. dollar-denominated trade payables in Europe.  Additional information on market risk is included in the Management Discussion and Analysis section of our Form 10-K filing for the year ended December 31, 2002.

We expect the unfavorable economic conditions in the manufacturing sector of the global economy could continue.

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

ITEM 4 - Disclosure Controls and Procedures

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

TENNANT COMPANY

Quarterly Report - Form 10-Q

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

(a)                      Exhibits

Item #	Description	Method of Filing

3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 33-62003, Form S-8, dated August 22,1995.

3ii	By-Laws	Incorporated by reference to Exhibit 3ii to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.5	Form of Amended and Restated Management Agreement	Filed herewith electronically.

10.5i	Schedule of management parties	Filed herewith electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.

32	Section 1350 Certifications	Filed herewith electronically.

(b)                     Reports on Form 8-K

Form 8-K, dated July 23, 2003, furnishing the news release for the company’s second quarter earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	November 10, 2003	/s/ Janet M. Dolan
Janet M. Dolan
President and Chief Executive Officer

Date:	November 10, 2003	/s/ Anthony T. Brausen
Anthony T. Brausen
Vice President, Chief Financial Officer, and Treasurer

Date:	November 10, 2003	/s/ Gregory M. Siedschlag
Gregory M. Siedschlag
Corporate Controller and Principal Accounting Officer