Form 10-K
period 2003-12-31
TENNANT CO
filed 2004-03-15
CIK 97134

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003. Commission File Number 0-4804

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

[     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

$325,814,328 is aggregate market value of common stock held by non-affiliates as of June 30, 2003.

                9,008,588 shares outstanding at February 27, 2004

DOCUMENTS INCORPORATED BY REFERENCE

2004 Proxy – Part III (Partial)

TENNANT COMPANY
2003

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

Industry Segments, Foreign and Domestic Operations and Export Sales

The Company, as described under “General Development of Business,” has one business segment. The Company sells its products domestically and internationally. Financial information on the Company’s geographic areas is provided on pages 34 and 35. Nearly all of the Company’s foreign investment in assets resided within the Netherlands, the United Kingdom, Japan, Australia, Canada, France, Germany, Spain and Austria. While subject to increases or decreases in value over time due to foreign exchange rate movements, we believe that these investments are a low business risk.

Principal Products, Markets and Distribution

Products consisting mainly of motorized cleaning equipment and related products, including floor coating and preservation products, are sold through a direct sales organization and independent distributors in North America, primarily through a direct sales organization in Australia, Japan and 11 countries principally in Western Europe, and through independent distributors in more than 50 foreign countries.

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

Backlog

The Company routinely fills orders within two weeks on average. Consequently, order backlogs are generally not indicative of future sales levels.

Competition

While there is no industry association or industry data, the Company believes, through its own market research, that it is a world-leading manufacturer of floor maintenance equipment. Active competition exists in most geographic areas; however, it tends to originate from different sources in each area, and the Company believes its market share exceeds that of the leading competitor in many areas. The Company competes primarily on the basis of offering a broad line of high-quality, innovative products supported by an extensive sales and service network in major markets.

Product Research and Development

We strive to be the industry leader in innovation and are committed to investing in research and development.  The Company believes that it regularly commits an above-average amount of resources to product research and development. In 2003, 2002 and 2001, respectively, the Company spent $16,696,000, $16,331,000 and $16,578,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes.

Environmental Protection

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employment

The Company employed 2,351 persons in worldwide operations as of December 31, 2003.

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

ITEM 2 – Properties

The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota metropolitan area.  Manufacturing facilities are located in Minnesota, Michigan, Uden, The Netherlands and Northampton, United Kingdom.  Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, and Australia.  The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs.  Further information regarding the Company’s property and lease commitments is included on pages 10, 30 and 31 of this Form 10-K.

ITEM 3 – Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5 – Market for Registrant’s Common Stock and Related Shareholder Matters

STOCK MARKET INFORMATION — Tennant common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of December 31, 2003, there were approximately 2,900 shareholders.  The common stock price was $43.30 per share on December 31, 2003.

QUARTERLY PRICE RANGE — The accompanying chart shows the quarterly price range of the Company’s shares over the past five years:

	First	Second	Third	Fourth
1999	$31.44-45.00	$32.00-38.50	$32.63-37.25	$32.00-35.63
2000	$28.25-34.50	$30.50-38.00	$33.75-44.25	$39.00-53.38
2001	$39.95-49.56	$39.85-45.60	$33.32-40.25	$32.80-38.40
2002	$34.60-41.99	$38.54-44.00	$31.23-39.67	$26.35-36.10
2003	$29.00-35.70	$31.10-37.74	$34.90-41.10	$36.12-45.80

DIVIDEND INFORMATION — Cash dividends on Tennant’s common stock have been paid for 60 consecutive years. Cash dividends increased for the 32nd consecutive year to $0.84 per share in 2003, an increase of $0.02 per share over 2002. Dividends generally are declared each quarter. Following are the remaining record dates anticipated for 2004: May 28, 2004, August 31, 2004 and November 30, 2004.

DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.

ITEM 6 – Selected Financial Data

(In thousands, except shares and per share data)

Years Ended December 31	2003		2002		2001		2000	1999
Year-end Financial Results
Net sales	$453,962	(1)	424,183		422,425		452,176	429,739
Cost of sales	$272,285	(1)	254,360		251,922		254,191	240,667
Gross margin – %	40.0		40.0		40.4		43.8	44.0
Research and development expenses	$16,696		16,331		16,578		15,466	14,861
% of net sales	3.7		3.9		3.9		3.4	3.5
Selling and administrative expenses	$142,306		133,914		136,440		139,665	136,076
% of net sales	31.3		31.6		32.3		30.9	31.7
Profit from operations	$22,675	(1)	15,576	(2)	13,451	(3)	42,853	31,464	(5)
% of net sales	5.0		3.7		3.2		9.5	7.3
Other income (expense)	$(192)		(678)		(5)		359	(770)
Income tax expense	$8,328		6,633		8,838		15,470	10,939
% of earnings before income taxes	37.0		44.5		65.7		35.8	35.6
Net earnings	$14,155	(1)	8,265	(2)	4,608	(3)(4)	27,742	19,755	(5)
% of net sales	3.1		1.9		1.1		6.1	4.6
Return on beginning shareholders’ equity – %	9.2		5.4		3.0		20.7	15.2

Per Share Data
Basic net earnings	$1.58	(1)	0.92	(2)	0.51	(3)(4)	3.05	2.17	(5)
Diluted net earnings	$1.56	(1)	0.91	(2)	0.50	(3)(4)	3.04	2.16	(5)
Cash dividends	$0.84		0.82		0.80		0.78	0.76
Shareholders’ equity (ending)	$18.41		17.16		16.82		16.88	14.94

Year-End Financial Position
Cash and cash equivalents	$24,587		16,356		23,783		21,512	14,928
Total current assets	$176,370		162,901		153,595		173,220	166,745
Property, plant and equipment, net	$61,121		69,153		73,096		69,054	67,388
Total assets	$258,873		256,237		252,559		268,472	261,269
Current liabilities excluding current debt	$58,477		55,401		48,031		57,594	65,362
Current ratio excluding current debt	3.0		2.9		3.2		3.0	2.6
Long-term liabilities excluding long-term debt	$27,455		26,743		26,643		31,081	30,616
Debt:
Current	$1,030		14,948		13,418		15,274	14,191
Long-term	$6,295		5,000		12,496		11,736	16,839
Total debt as % of total capital	4.2		11.5		14.6		15.0	18.8
Shareholders’ equity	$165,616		154,145		151,971		152,787	134,261

Years Ended December 31	2003	2002	2001	2000	1999
Cash Flow Increase (Decrease)
Related to operating activities	$30,470	19,219	34,141	38,866	37,603
Related to investing activities	$(6,391)	(10,423)	(20,544)	(19,251)	(25,343)
Related to financing activities	$(15,780)	(16,214)	(11,633)	(12,680)	(14,665)

Other Data
Interest income	$1,441	1,891	2,133	2,532	2,847
Interest expense	$833	1,381	2,131	1,886	2,665
Depreciation and amortization expense	$13,879	16,947	19,282	18,766	19,028
Net expenditures for property, plant and equipment	$6,391	10,423	20,544	18,251	16,362
Number of employees at year-end	2,351	2,380	2,416	2,471	2,266
Diluted average shares outstanding	9,064	9,048	9,203	9,135	9,140
Closing share price at year-end	$43.30	32.60	37.10	48.00	32.75
Common stock price range during year	$29.00-45.80	26.35-44.00	32.80-49.56	28.25-53.38	31.44-45.00
Closing price/earnings ratio	27.8	35.8	74.2	15.8	15.2

(1) 2003 results includes sales of $6,430, gross profit of $2,917 and after-tax earnings of $1,796 ($0.20 per diluted share) related to the recognition of previously deferred revenue resulting from the amendment of a contract and pre-tax charges of $1,960 ($1,215 net of taxes or $0.14 per diluted share) related to the dissolution of a joint venture.  (2) 2002 includes unusual charges of $5,002 pre-tax ($3,619 net of taxes or $0.40 per diluted share).  (3) 2001 includes net unusual charges of $5,041 pre-tax ($3,141 net of taxes or $0.34 per diluted share).   (4) Includes a charge of $4,267 after-tax (or $0.47 per diluted share) to record a deferred tax asset valuation allowance.   (5) 1999 includes pre-tax restructuring charges of $6,671 ($4,308 net of taxes or $0.47 per diluted share).

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Tennant Company is a world leader in designing, manufacturing and marketing products that help create a cleaner, safer world. We provide equipment, aftermarket parts and floor coatings to contract cleaners, corporations, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide.  Geographically, our customers are primarily located in North America, Europe and other international markets including the Middle East, Asia, Japan, Latin America and Australia. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative solutions.

Financial Overview

During 2002 and 2001, and to a lesser extent during 2003, the global industrial sector recession and lower capital spending negatively impacted our performance, and that of the industry as a whole.  While there have been some indications of an improving global economy toward the end of 2003, the economic environment remains challenging and difficult to predict.  If the global economic conditions are weak in 2004, it could have an unfavorable impact on the demand for our products.

North America, which generates approximately 70% of our consolidated sales, has been impacted significantly by the industrial sector economic recession. During 2003, sales of equipment to the North American industrial sector stabilized; however, we saw a decline in demand in sales of equipment to the commercial sector, particularly to federal, state and local governments where the effects of the economic recession have impacted capital spending budgets.

During 2003, our results were favorably impacted by weakness of the U.S. dollar against the Euro, the Australian and Canadian dollars, the British pound and the Japanese yen. We can estimate the direct financial impact of foreign currency exchange on net sales and earnings; however, it is difficult to estimate the indirect financial impact.  The indirect financial impact would include such factors as the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations. For 2003, the favorable foreign currency exchange effect on sales was approximately $20 million.  The total direct favorable effect on earnings, which included net foreign currency transaction losses of $0.9 million pre-tax, was approximately $2.6 million or $0.29 per diluted share.  We expect that our sales and earnings will continue to be impacted by the effects of foreign currency exchange rate fluctuations in 2004.   If the applicable

exchange rates continue to strengthen relative to the U.S. dollar, the related effect on our results would continue to be favorable in 2004.

In January 2004, we acquired Walter-Broadley Machines Limited, a cleaning equipment company based in the United Kingdom, with annual sales of approximately $13 million. The acquisition significantly increases our customer base and service coverage in the United Kingdom. The acquisition is expected to have approximately an $0.08 dilutive impact to earnings per share in 2004, resulting primarily from certain restructuring costs, one-time tax costs and a short-term impact on gross profit margins related to purchase accounting. We expect the acquisition to begin contributing to earnings in 2005. Future contributions to earnings will be dependent upon our ability to successfully integrate the Walter-Broadley business in an efficient and effective manner.

We use Economic Profit as a key indicator of financial performance.  Economic Profit is based on our net operating profit after taxes less a charge for the net assets used in the business.  The key drivers of net operating profit we focus on to improve economic profit include sales, gross margin, operating expenses, and the effective tax rate.  The key drivers we focus on to measure how effectively we utilize net assets in the business include “Days Sales Outstanding” (DSO), “Days Inventory on Hand” (DIOH) and capital expenditures. These key drivers are discussed in greater depth throughout Management’s Discussion and Analysis.

Historical Results

The following compares the historical results of operations for the years ended December 31, 2003, 2002 and 2001 in dollars and as a percentage of net sales (dollars in thousands except per share amounts):

	2003	%	2002	%	2001	%
Net sales	$453,962	100.0	$424,183	100.0	$422,425	100.0
Cost of sales	272,285	60.0	254,360	60.0	251,922	59.6
Gross profit	181,677	40.0	169,823	40.0	170,503	40.4
Research and development expenses	16,696	3.7	16,331	3.9	16,578	3.9
Selling and administrative expenses	142,306	31.3	133,914	31.6	136,440	32.3
Restructuring charges	—	—	4,002	0.9	9,962	2.4
Pension settlement gain	—	—	—	—	(5,928)	1.4
Profit from operations	22,675	5.0	15,576	3.7	13,451	3.2
Other income (expense)	(192)	—	(678)	0.2	(5)	—
Profit before income taxes	22,483	5.0	14,898	3.5	13,446	3.2
Income tax expense	8,328	1.8	6,633	1.6	8,838	2.1
Net earnings	$14,155	3.1	$8,265	1.9	$4,608	1.1
Earnings per diluted share	$1.56	—	$0.91	—	$0.50	—

Consolidated Financial Results

In 2003, net earnings increased 71.3% to $14.2 million or $1.56 per diluted share.  Net earnings were impacted by:

•                       A favorable foreign currency exchange impact on net earnings of approximately $2.6 million or $0.29 per diluted share.

•             Growth in net sales of 7.0% to $454.0 million.  Foreign currency exchange increased sales by approximately 5%. The remaining increase was due to sales growth in Europe and other international markets.

•             Recognition of previously deferred revenue totaling $6.4 million as a result of the retroactive amendment to the agreement with our U.S. third-party lessor. This increased net earnings by $1.8 million or $0.20 per diluted share.

•             The decision to dissolve our joint venture with an unrelated third party and discontinue manufacturing of the product that was the basis for the formation of the joint venture. This resulted in a charge of $1.2 million or $0.14 diluted share.

•             A decrease in our effective tax rate to 37.0% in 2003 from 44.5% in 2002 primarily due to a decrease in the deferred tax charge required to establish a valuation allowance for foreign tax loss carryforwards, a more favorable mix of taxable earnings by country and a favorable settlement of a foreign tax audit.

In 2002, net earnings increased 79.4% to $8.3 million or $0.91 per diluted share.  Net earnings were impacted by:

•             A decrease in the effective tax rate to 44.5% from 65.7% primarily due to a decrease in the deferred tax charge required to establish a valuation allowance for foreign tax loss carryforwards.

•             A decrease in selling and administrative expenses of $2.5 million attributable to cost containment and reduction initiatives as well as the elimination of goodwill amortization expense related to the adoption of SFAS No. 142.  Goodwill amortization in 2001 was $0.8 million.

•             Recognition of restructuring charges of $4.0 million related to a workforce reduction and consolidation of our North American distribution operations, centralization of our customer service operations in Europe and actions to streamline other operations in North America.

•             Unfavorable foreign currency exchange impact on net earnings of $0.5 million or  $0.05 per diluted share.

Our financial position remained strong in 2003.  Our debt-to-total-capital ratio was 4.2% at December 31, 2003, compared with 11.5% at December 31, 2002.  Cash provided by operating activities was $30.5 million in 2003, up 58.5% from 2002, while working capital increased 26.3% to $116.9 million.

Net Sales

In 2003, consolidated net sales of $454.0 million increased 7.0% from 2002.  Foreign currency exchange effects increased net sales by approximately 5% during 2003. Consolidated net sales of $424.2 million in 2002 increased from $422.4 million in 2001. Foreign currency exchange effects, resulting primarily from the weakness of the U.S. dollar compared to the Euro, had a favorable impact of approximately 1% on revenues in 2002. In addition, net sales for 2001 included an additional month of sales from our European operations, as discussed below.

Consolidated order backlog totaled $8 million at December 31, 2003 and 2002 and $5 million at the end of 2001. Our backlog represents approximately two weeks of sales.

The following table sets forth for the years indicated net sales by geography and the related percent change from the prior year (dollars in thousands):

	2003	%	2002	%	2001

North America	$319,660	2.5	$311,862	3.4	$301,529
Europe	88,786	20.5	73,703	(8.6)	80,605
Other International	45,516	17.9	38,618	(4.2)	40,291
Total Sales	$453,962	7.0	$424,183	0.4	$422,425

North America - In 2003, North American sales of $319.7 million increased 2.5% compared to 2002. The 2003 sales increase is primarily due to recognition of $6.4 million of previously deferred revenue, as discussed in Note 2 to the consolidated financial statements. In addition, sales growth in aftermarket parts and service contributed to the increase.  Offsetting these increases were declines in equipment sales due to continued weak economic conditions in the industrial sector in North America during 2003.  Foreign currency exchange effects increased North American net sales approximately 1%.

Sales in North America increased 3.4% in 2002 to $311.9 million compared with $301.5 million in 2001. Sales growth in equipment of 4.6% was driven by contributions from Centurion™, our new street sweeper product that began shipping in 2002, and an increase in sales of equipment for commercial cleaning applications.  These contributions were partially offset by a decline in sales of equipment for industrial cleaning applications due to the continued industrial sector recession. An increase of 3.0% in aftermarket and service revenues was partially offset by a 7.1% decrease in the sales of coating products.

Europe - European sales in 2003 were $88.8 million, up 20.5% compared to 2002 sales of $73.7 million. Foreign currency exchange effects had a favorable impact on sales of approximately 19% in 2003 compared to 2002.  The remaining increase was primarily due to our expanded sales and service coverage in Europe.

European sales of $73.7 million in 2002 decreased 8.6% compared to 2001 sales. During 2001, our European operation changed its fiscal year-end from November to December because of the conversion of the European information system to the U.S. platform. This resulted in an additional month of sales in 2001 totaling $5.6 million. In addition, sales decreased 7% as a result of weakness in economic conditions during 2002. Foreign currency exchange effects increased European revenues approximately 5% in 2002.

Other International - Other international sales in 2003 were $45.5 million, an increase of 17.9% over 2002 sales of $38.6 million. Favorable foreign currency exchange effects increased sales by approximately 8% in 2003 compared to 2002.  The remaining increase in other international sales in 2003 compared with 2002 was primarily due to higher equipment sales due to strengthening economies and success selling new products in several foreign markets including Asia, the Middle East and Australia.

Other international sales in 2002 were $38.6 million, a decrease of 4.2% compared to 2001 sales of $40.3 million. Other international sales volume decreased 5% primarily reflecting the deterioration in global economic conditions, particularly in Japan and Latin America, partially offset by favorable foreign currency exchange effects of approximately 1%.

Gross Profit

Gross profit as a percentage of sales in 2003 remained consistent with 2002.  The write-off of inventory related to the decision to dissolve a joint venture described in Note 2 to the consolidated financial statements along with unfavorable effects of sales mix were offset by favorable foreign currency exchange effects.

Gross profit as a percentage of sales decreased by 0.4% in 2002 compared with 2001. The primary factor contributing to the decrease in the gross profit margin was an unfavorable sales mix resulting from the shift in sales toward lower margin equipment for commercial cleaning applications, as well as lower margins on Centurion™. Centurion™ generates lower margins because there is no mark-up on the value of the chassis manufactured by our supplier. Other factors contributing to the percentage decrease in gross profit margin were a $0.5 million inventory write-down related to the consolidation of distribution operations, as well as unfavorable foreign exchange effects.

Future gross profit margins could continue to be impacted by competitive market conditions, the mix of products both within and among product lines and geographies, and foreign currency exchange effects.

Operating Expenses

We strive to be the industry leader in innovation and are committed to investing in research and development.  This has led to the development and launch of products such as the Centurion™ and FaST™.  However, a focus on innovation also carries certain risks that new technology will be slow to be accepted by the marketplace.  Management mitigates this risk through our focus on and commitment to understanding our customers’ needs and requirements.

Research and development expenses increased  $0.4 million, or 2.2%, in 2003 compared to 2002, but declined 0.2% as a percentage of sales in 2003 compared to 2002.  Research and development decreased by $0.2 million, or 1.5%, but remained flat as a percentage of sales in 2002 compared with 2001.

We expect to continue to increase our spending on research and development at a rate that approximates our sales growth before the impact of foreign currency.

Selling and administrative expenses increased by $8.4 million, or 6.3% in 2003.  The impact of foreign currency exchange contributed approximately 5% of the increase.  The remaining increase is primarily related to an increase in profit-related employee incentives and to the dissolution of a joint venture as described in Note 2 to the consolidated financial statements. Selling and administrative expenses as a percentage of sales declined 0.3% compared with 2002.

In 2002, selling and administrative expenses declined $2.5 million, or 1.9%. This decrease was attributable to the favorable impact of cost-reduction measures as well as general cost-containment initiatives throughout the entire organization, partially offset by the effect of a settlement of a royalty obligation. In 2002, selling and administrative expenses as a percentage of sales decreased 0.7 percentage points compared with 2001.   On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, purchased goodwill is no longer amortized over its useful life. Rather, goodwill is subject to a periodic impairment test based on its fair value. Therefore, we did not recognize any goodwill amortization expense in 2003 and 2002 compared to $0.8 million in 2001.

Restructuring Charges

As discussed in Note 2 to the consolidated financial statements, we recorded pre-tax restructuring charges totaling $4.4 million in 2002 related to a workforce reduction and consolidation of our North American distribution operations from a network of seven distribution centers into two new facilities that will be leased and managed by a third-party logistics services provider and actions to consolidate and centralize customer service operations in Europe and to streamline other operations in North America. The majority of these actions were completed during 2002 and 2003. These actions improved the

efficiency and productivity of our North American organization and reduced global infrastructure.   In addition, a change in estimate of $0.4 million was recorded in 2002 to reduce the 2001 and 1999 restructuring charges.

As discussed in Note 2 to the consolidated financial statements, we recorded pre-tax restructuring charges of $10.0 million in 2001 related to a workforce reduction, the closure of our Germany facility and the transfer of production to a contract manufacturer in the Czech Republic. These initiatives were completed in 2001 and 2002. The actions improved the efficiency and productivity of our European organization and reduced global infrastructure.

Management regularly reviews our business operations with the objective of improving financial performance and maximizing our return on investment. As a result of this ongoing process to improve financial performance, we may incur additional restructuring charges in the future which, if taken, could be material to our financial results.

Pension Settlement Gain

During 2001, we recorded a $5.9 million non-recurring, pre-tax pension settlement gain as described in Note 9 to the consolidated financial statements.

Income Taxes

Our effective income tax rate was 37.0%, 44.5% and 65.7% for the years 2003, 2002 and 2001, respectively. The decrease in the effective rate in 2003 compared to 2002 was due to a decrease in the non-cash income tax charge required to establish a valuation allowance for our future benefits from foreign tax losses of $2.5 million in 2003 compared to $2.9 million in 2002, a more favorable mix of taxable earnings by country and a favorable settlement of a foreign tax audit.  The decrease in the effective rate in 2002 was the result of a decrease in the non-cash income tax charge required to establish a valuation allowance for our future benefits from foreign tax losses of $2.9 million in 2002 compared to $4.3 million in 2001. The European tax losses resulted largely from restructuring actions taken in 2001 and 2002 for which no loss carryback is available. In the future, we may experience changes in our effective tax rate based on our ability to utilize the net operating loss carryforwards and changes in mix of taxable earnings by country.

During each of the past three years, we had a favorable impact from the Extraterritorial Income Exclusion Act (ETI Act), a U.S. tax law, of approximately 4-5% on our effective tax rate.  The World Trade Organization has ruled the ETI Act is an illegal export subsidy and, as a result, the U.S. Congress may repeal the ETI Act in 2004.  If this U.S. law is repealed and no phase out of the tax benefit is allowed, it could result in a 3-4% increase in our effective rate in 2004.

Liquidity and Capital Resources

Despite a continued difficult economic environment, we maintained a favorable financial position in 2003. Our debt-to-total-capital ratio was 4.2% at December 31, 2003, compared with 11.5% at December 31, 2002. At December 31, 2003, our capital structure was comprised of $1.0 million of current debt, $6.3 million of long-term debt and $165.6 million of shareholders’ equity.

As of December 31, 2003, we had available committed and uncommitted lines of credit totaling $41 million, with terms generally one year or less, and $0.2 million of related debt was outstanding. At December 31, 2003, we were in compliance with all debt covenants.

Cash and cash equivalents totaled $24.6 million at December 31, 2003, up 50.3% from $16.4 million as of December 31, 2002. Approximately $11 million of cash and cash equivalents were held by our foreign subsidiaries. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 3.0 at December 31, 2003 and 2.3 at December 31, 2002, based on working capital of $116.9 million and $92.6 million, respectively.

If the global economy remains weak during 2004, it could have an unfavorable impact on the demand for our products and, as a result, operating cash flow. We believe that the combination of internally generated funds, present capital resources and available financing sources are more than sufficient to meet cash requirements for 2004.

Our contractual cash obligations and commitments at December 31, 2003, are summarized in the following table (in thousands):

	Total	2004	2005-2006	2007-2008	After 2008
On-balance sheet obligations:
Short-term bank borrowings	$354	$354	$—	$—	$—
Long-term bank borrowings	5,000	—	5,000	—	—
Capital leases	215	91	124	—	—
Collateralized borrowings	1,756	585	1,160	11	—
Total on-balance sheet obligations	$7,325	$1,030	$6,284	$11	$—
Off-balance sheet arrangements:
Operating leases	$16,037	$6,168	$6,032	$3,362	$475
Purchase obligations	57,419	48,448	7,242	1,729	—
Total off-balance sheet obligations	$73,456	$54,616	$13,274	$5,091	$475
Total contractual obligations	$80,781	$55,646	$19,558	$5,102	$475

On-balance Sheet Obligations - Our long-term obligations are composed primarily of a 7.84% note payable due in 2005 and collateralized borrowing related to deferred sales proceeds on certain European leasing transactions.

Off-balance Sheet Arrangements - Off-balance sheet arrangements consist primarily of operating lease commitments for office and warehouse facilities, vehicles and office equipment as discussed in Note 11 to the consolidated financial statements as well as unconditional purchase commitments. In 2003, we entered into a purchase commitment with a third-party manufacturer totaling $12 million through September 2007. We began a capital improvement project in 2003 to install a new powder paint system in our main manufacturing plant in Minnesota.  We are committed to spend $3 million with certain vendors for system components and installation costs over the course of the project through February 2005. Our remaining purchase obligations consist of purchase orders entered into in the ordinary course of business.

We have a cancellation clause with our third-party logistics provider which would require payment of a cancellation fee in the event we elect to cancel the agreement prior to the contract expiration date. This fee, which approximated $2.1 million at December 31, 2003, declines on a straight-line basis over the life of the contract, which expires in 2007.  In addition, in the event that we elect to cancel the agreement, we would be required to assume the underlying building lease for the remainder of its term.  We have applied the provisions of EITF 01-8, “Determining Whether an Arrangement Contains a Lease,” and have determined that our agreement with our third-party logistics provider contains an operating lease under SFAS 13.  As a result, we have included the future minimum lease payments related to the underlying building lease in our operating lease commitments above.

We sponsor defined benefit retirement plans that may require us to make contributions to the plans from time to time. Contributions are dependent upon a number of factors including the market performance of plan assets and future changes in interest rates, which impact the actuarial measurement of plan obligations.  We expect to contribute approximately $0.8 million to our postretirement medical benefit plan in 2004.  We do not expect that a contribution to our Pension Plan will be required in 2004.

Cash Requirements

Operating Activities - Cash provided by operating activities was $30.5 million in 2003, $19.2 million in 2002 and $34.1 million in 2001. The $11.3 million increase in operating cash flows from 2002 to 2003 is primarily due to a $5.9 million increase in net earnings and and $8.1 million decrease in inventory levels.  Inventories decreased in 2003 as a result of initiatives to reduce inventory levels companywide following the buildup that occurred in 2002 as we were transitioning inventories to locations managed by our third-party logistics provider.

As discussed previously, we evaluate how effectively we utilize our net assets and monitor our operating cash flows using the DIOH (on a FIFO basis) and DSO ratios.  DIOH decreased by seven days to 98 days in 2003 from 105 days in 2002.  DIOH in 2001 was 101 days.   DSO decreased by one day to 62 days in 2003 and decreased four days to 63 days in 2002.

The $14.9 million decrease in operating cash flows from 2001 to 2002 is primarily attributable to a $7.5 million increase in accounts receivable and a $7.8 million increase in inventories. The increase in accounts receivable is due to increased sales in the fourth quarter of 2002 compared to the same period in 2001. The increase in inventory levels is primarily due to three factors: 1) our decision to maintain duplicate parts inventories during the transition of our distribution function to a third-party logistics provider, 2) our decision to carry higher inventories in Europe to respond more quickly to shorter lead-time demands from customers and 3) higher inventory levels associated with new products such as Centurion™.

Investing Activities - Net cash used in investing activities was $6.4 million in 2003, $10.4 million in 2002 and $20.5 million in 2001.  Net cash used in investing activities in 2003 was mainly due to capital expenditures, partially offset by proceeds from the disposal of property, plant and equipment. Capital expenditures for property, plant and equipment totaled  $10.5 million in 2003.  Capital expenditures in 2003 were lower as a result of our transition to leasing versus buying for fleet vehicles.  Proceeds of $4.1 million in 2003 included $1.4 million from the sale of an office property in the U.K.

Capital expenditures totaling $13.1 million in 2002 were significantly decreased compared to the prior year as 2001 capital projects included significant investments in design systems software, new product tooling and the purchase of a previously leased production facility.

In 2004, capital spending is expected to increase to approximately $18 to $23 million, subject to economic conditions. Significant capital projects planned for 2004 include investments in a powder paint system that offers cost, quality and environmental compliance benefits and an automation project in our North American service business.  Expenditures for capital in 2004 are expected to be financed primarily with cash equivalents and funds from operations.

As previously discussed, we acquired all of the stock of Walter-Broadley in January 2004 for approximately $6.5 million in cash, subject to certain post-closing adjustments as well as assuming approximately $2.5 million in outstanding debt, which was immediately retired.  The cost of acquisition was paid for through funds provided by operations.

Financing Activities - Net cash used by financing activities was $15.8 million in 2003, $16.2 million in 2002 and $11.6 million in 2001.  Significant uses of cash in 2003 included a $5.0 million scheduled debt repayment, $3.2 million net repayments of short-term borrowing, $7.5 million in dividend payments, and $2.7 million for net purchases of Tennant common stock.

Cash dividends increased for the 32nd consecutive year to $0.84 per share in 2003, an increase of $0.02 per share over 2002.

During May 2001, our Board of Directors authorized a share repurchase program to repurchase up to 400,000 shares of common stock. Shares repurchased during 2003, 2002 and 2001 approximated 77,000, 124,000 and 130,000, respectively. The average repurchase price was $34.54 during 2003, $37.38 during 2002 and $38.69 during 2001. At December 31, 2003, approximately 107,000 shares were still available for repurchase under this program.

Critical Accounting Estimates

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements.  We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience.  Bad debt write-offs as a percentage of sales were 0.3% in 2003 and 0.4% in 2002 and 2001. As of December 31, 2003, we had $5.5 million reserved against our accounts receivable.

Inventory Reserves – We record reserves for inventory shrinkage and for potentially excess, obsolete and slow-moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, historical physical inventory and cycle-count adjustments, expected product lives and forecasted sales demand. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with current or committed inventory levels. Reserve requirements are managed according to our projected demand requirements based on market conditions, technological and product life cycle changes, as well as longer than previously expected usage periods. It is possible that increases in inventory reserves may be required in the future if there is a significant decline in demand for certain products. Alternatively, if market conditions improve, we may find it necessary to reverse a portion of these reserves. As of December 31, 2003, we had $4.9 million reserved against inventories.

Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors. Claims experience could be materially different from actual results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality.  In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made.  During 2003, we recognized a change in estimate of $0.9 million related to an increase in warranty claims on certain products.  Warranty expense as a percentage of sales has increased from 1.6% in 2001 and 2002 to 1.9% in 2003. Warranty expense could continue to be adversely impacted if the increased claims experience continues in 2004. As of December 31, 2003, we had $6.0 million reserved related to future estimated warranty costs.

Deferred Tax Assets – We recognize deferred tax assets for the expected future tax impact of temporary differences between book and taxable income. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance and income tax charge are recorded when, in management’s judgment, realization of a specific deferred tax asset is uncertain. The deferred tax asset valuation allowance could be materially different from actual results because of changes in management’s expectations regarding our future taxable income, the relationship between book and taxable income and our tax planning strategies. The valuation allowance for foreign tax loss carryforwards at December 31, 2003, was $9.7 million.

Cautionary Factors Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act.  These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events.  Any such expectations or forecasts of future events are subject to a variety of factors.  These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve.  Particular risks and uncertainties presently facing us include:  the potential for soft markets in certain regions, including North America, Asia, Latin America and Europe; geo-political and economic uncertainty throughout the world; changes in tax laws and regulations including the repeal of the foreign export benefit; inflationary pressures; the potential for increased competition in our business; the relative strength of the U.S. dollar, which affects the cost of our products sold internationally; fluctuations in the cost or availability of raw materials; the success of new products; projections of future financial and operating results; successful integration of acquisitions; the ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions; and our plans for growth.  We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown.  For additional information about factors that could materially affect Tennant’s results, please see the company’s other Securities and Exchange Commission filings.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Because our products are manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary exchange rate exposure is with the Euro, the Canadian dollar, the Australian dollar, the British pound and the Japanese yen against the U.S. dollar. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of approximately $48 million and $35 million at the end of 2003 and 2002, respectively. The potential loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of December 31, 2003, from a 10% adverse change are not material. Our policy prohibits us from entering into transactions for speculative purposes.

We are subject to exposures resulting from potential price increases of certain commodities in the purchase of raw materials or other product components.  Recently, increased worldwide demand and other factors have caused prices for steel and related products to increase. Given the worldwide steel market conditions, we anticipate significant price increases in our steel-based raw materials and component parts in 2004. We purchase approximately $11 million of raw or fabricated steel annually and do not maintain an inventory of steel in excess of our near-term production requirements. We also purchase component parts that contain steel.  We will attempt to mitigate the impact of the anticipated steel price increases through product pricing and negotiations with our vendors. Successful mitigation of the impact will depend upon our ability to increase prices in a competitive market.

ITEM 8 – Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Tennant Company:

We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

Minneapolis, Minnesota
February 2, 2004

Consolidated Statements of Earnings

TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except per share data)

Years ended December 31	2003	2002	2001
Net sales	$453,962	$424,183	$422,425
Cost of sales	272,285	254,360	251,922
Gross profit	181,677	169,823	170,503
Operating expense (income):
Research and development expenses	16,696	16,331	16,578
Selling and administrative expenses	142,306	133,914	136,440
Restructuring charges	—	4,002	9,962
Pension settlement gain	—	—	(5,928)
Total operating expenses	159,002	154,247	157,052
Profit from operations	22,675	15,576	13,451
Other income (expense):
Interest income	1,441	1,891	2,133
Interest expense	(833)	(1,381)	(2,131)
Net foreign currency transaction gains (losses)	(889)	(752)	241
Miscellaneous income (expense), net	89	(436)	(248)
Total other income (expense)	(192)	(678)	(5)
Profit before income taxes	22,483	14,898	13,446
Income tax expense	8,328	6,633	8,838
Net earnings	$14,155	$8,265	$4,608
Basic earnings per share	$1.58	$0.92	$0.51
Diluted earnings per share	$1.56	$0.91	$0.50

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

December 31	2003	2002
Assets
CURRENT ASSETS
Cash and cash equivalents	$24,587	$16,356
Receivables:
Trade, less allowance for doubtful accounts ($5,545 in 2003 and $5,137 in 2002)	82,411	77,002
Other, net	3,229	769
Net receivables	85,640	77,771
Inventories	54,682	58,941
Prepaid expenses	2,494	2,416
Deferred income taxes, current portion	8,967	7,417
Total current assets	176,370	162,901
Property, plant and equipment, net	61,121	69,153
Deferred income taxes, long-term portion	1,609	3,688
Goodwill	17,812	16,995
Intangible assets, net	—	725
Other assets	1,961	2,775
Total assets	$258,873	$256,237
Liabilities and Shareholders’ Equity
CURRENT LIABILITIES
Current debt and collateralized borrowings	$1,030	$14,948
Accounts payable, accrued expenses and deferred revenues	58,477	55,401
Total current liabilities	59,507	70,349
LONG-TERM DEBT	6,295	5,000
LONG-TERM EMPLOYEE-RELATED BENEFITS	27,455	26,743
Total liabilities	93,257	102,092
COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)
SHAREHOLDERS’ EQUITY
Preferred stock of $0.02 par value per share, authorized 1,000,000; none issued	—	—
Common stock of $0.375 par value per share, authorized 30,000,000; issued and outstanding 8,994,745 shares in 2003 and 8,981,417 shares in 2002	3,385	3,380
Additional paid-in capital	355	—
Unearned restricted shares	(551)	(612)
Retained earnings	168,180	161,281
Accumulated other comprehensive loss	(338)	(3,586)
Receivable from ESOP	(5,415)	(6,318)
Total shareholders’ equity	165,616	154,145
Total liabilities and shareholders’ equity	$258,873	$256,237

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

TENNANT COMPANY AND SUBSIDIARIES

(In thousands)

Years ended December 31	2003	2002	2001
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net earnings	$14,155	$8,265	$4,608
Adjustments to net earnings to arrive at operating cash flow:
Depreciation and amortization	13,879	16,947	19,282
Deferred tax expense	801	1,626	1,715
Tax benefit on ESOP and stock plans	(272)	(356)	(468)
Provision for bad debts and returns	1,561	2,116	2,016
Changes in operating assets and liabilities:
Accounts receivable	(10,286)	(7,482)	14,103
Inventories	8,068	(7,776)	5,622
Accounts payable, accrued expenses and deferred revenues	2,057	6,378	(8,746)
Other current/noncurrent assets and liabilities	1,874	31	(4,931)
Other, net	(1,367)	(530)	940
Net cash flows related to operating activities	30,470	19,219	34,141
CASH FLOWS RELATED TO INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(10,483)	(13,072)	(23,364)
Proceeds from disposals of property, plant and equipment	4,092	2,649	2,820
Net cash flows related to investing activities	(6,391)	(10,423)	(20,544)
CASH FLOWS RELATED TO FINANCING ACTIVITIES
Net changes in short-term borrowings	(3,229)	(6,690)	2,094
Payments of long-term debt	(5,000)	—	(5,000)
Proceeds from issuance of common stock	1,588	1,509	1,874
Purchase of common stock	(2,676)	(4,628)	(5,035)
Dividends paid	(7,528)	(7,373)	(7,244)
Principal payment from ESOP	1,065	968	1,678
Net cash flows related to financing activities	(15,780)	(16,214)	(11,633)
Effect of exchange rate changes on cash and cash equivalents	(68)	(9)	307
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,231	(7,427)	2,271
Cash and cash equivalents at beginning of year	16,356	23,783	21,512
CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,587	$16,356	$23,783
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Collateralized borrowings incurred for operating lease equipment	$1,756	$1,761	$1,979
Capital expenditures funded through capital leases	$215	—	—

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

	2003		2002		2001
Years ended December 31	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Beginning balance	8,981,417	$3,380	9,036,095	$3,389	9,052,789	$3,395
Issue stock for employee benefit plans and directors	90,810	34	69,116	37	113,449	43
Purchase of common stock	(77,482)	(29)	(123,794)	(46)	(130,143)	(49)
Ending balance	8,994,745	$3,385	8,981,417	$3,380	9,036,095	$3,389
ADDITIONAL PAID-IN CAPITAL
Beginning balance		$—		$383		$1,544
Issue stock for employee benefit plans and directors		1,604		2,287		3,825
Purchase of common stock		(1,249)		(2,670)		(4,986)
Ending balance		$355		$—		$383
COMMON STOCK SUBSCRIBED
Beginning balance	—	$—	—	$—	9,575	$459
Issue stock for employee benefit plans	—	—	—	—	(9,575)	(459)
Ending balance	—	$—	—	$—	—	$—
UNEARNED RESTRICTED SHARES
Beginning balance		$(612)		$(278)		$(905)
Restricted share activity, net		61		(334)		627
Ending balance		$(551)		$(612)		$(278)
RETAINED EARNINGS
Beginning balance		$161,281		$161,945		$164,113
Net earnings		14,155		8,265		4,608
Dividends paid, $0.84, $0.82 and $0.80, respectively, per common share		(7,528)		(7,373)		(7,244)
Issue stock for employee benefit plans and directors		1,398		—		—
Purchase of common stock		(1,398)		(1,912)		—
Tax benefit on ESOP and stock plans		272		356		468
Ending balance		$168,180		$161,281		$161,945
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)(1)
Beginning balance		$(3,586)		$(6,247)		$(6,886)
Foreign currency translation adjustments		3,248		2,661		639
Ending balance		$(338)		$(3,586)		$(6,247)
RECEIVABLE FROM ESOP
Beginning balance		$(6,318)		$(7,221)		$(8,933)
Principal payments		1,065		968		1,678
Shares allocated		(162)		(65)		34
Ending balance		$(5,415)		$(6,318)		$(7,221)
Total shareholders’ equity		$165,616		$154,145		$151,971

(1) Reconciliations of net earnings to comprehensive income are as follows:

Net earnings	$14,155	$8,265	$4,608
Foreign currency translation adjustments	3,248	2,661	639
Comprehensive income	$17,403	$10,926	$5,247

The company had 30,000,000 authorized shares of common stock as of December 31, 2003, 2002 and 2001.

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

1.              Summary of Significant Accounting Policies and Other Related Data

CONSOLIDATION – The consolidated financial statements include the accounts of Tennant Company and its subsidiaries. All material intercompany transactions and balances have been eliminated. In these Notes to the Consolidated Financial Statements, Tennant Company is referred to as “Tennant,” “we,” “us,” or “our.”

FISCAL YEAR-END – Our fiscal year-end is December 31. During 2001, we changed the fiscal year-end of our European subsidiaries from November to December because of the conversion of the European information system to the U.S. platform. This resulted in the inclusion of an additional month of sales and net earnings, increasing 2001 sales by $5,618 but decreasing net earnings by $503, or $0.06 per share.

TRANSLATION OF NON-U.S. CURRENCY – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of shareholders’ equity. Transaction gains or losses are included in other income (expense).

USE OF ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS – Certain prior years’ amounts have been reclassified to conform to the current year presentation.

CASH EQUIVALENTS – We consider all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

INVENTORIES – Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.

PROPERTY, PLANT AND EQUIPMENT – Property, plant and equipment is carried at cost. We generally depreciate buildings and improvements by the straight-line method over a 30-year life. Other property, plant and equipment is generally depreciated using the straight-line method based on lives of three to ten years.

GOODWILL AND INTANGIBLE ASSETS – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Intangible assets include purchased technology and patents. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” We adopted these standards on January 1, 2002. Under these standards, goodwill is no longer amortized but is reviewed annually or at the time of a triggering event for impairment. In assessing the recoverability of goodwill, we compare the carrying value of our goodwill to our market value.  During the fourth quarter of 2003, we completed our annual impairment test and concluded that goodwill is not impaired.

PENSION AND PROFIT SHARING PLANS – We have pension and/or profit sharing plans covering substantially all of our employees. Pension plan costs are accrued based on actuarial estimates with the pension cost funded annually.

POSTRETIREMENT BENEFITS – We recognize the cost of retiree health benefits over the employees’ period of service.

WARRANTY – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors.  In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty terms on machines range from one to four years.

RESEARCH AND DEVELOPMENT – Research and development costs are expensed as incurred.

INCOME TAXES – Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided when, in management’s judgment, realization of a specific deferred tax asset is uncertain.

STOCK-BASED COMPENSATION – We account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for stock option plans. At December 31, 2003, we have six stock-based compensation plans, which are described more fully in Note 13.

We have adopted the disclosure-only provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with SFAS 123, the fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the 2003, 2002 and 2001 grants, respectively: dividend yield of 2.3%, 2.3% and 1.8%; expected volatility of 25%, 21% and 21%; risk-free interest rates of 3.6%, 3.8% and 4.9%. The expected life of our options was seven years in 2003 and five years in 2002 and 2001. The weighted-average fair value of each option granted was $8.03, $6.56 and $8.10 in 2003, 2002 and 2001, respectively.

Had stock-based compensation cost been determined consistent with the provisions of SFAS 123, net earnings would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
Net earnings – as reported	$14,155	$8,265	$4,608

Deduct: Total stock-based employee compensation expense determined under fair value- based method for all awards, net of related tax effects	1,140	864	941
Net earnings – pro forma	$13,015	$7,401	$3,667
Earnings per share:
Basic – as reported	$1.58	$0.92	$0.51
Basic – pro forma	$1.45	$0.82	$0.40
Diluted – as reported	$1.56	$0.91	$0.50
Diluted – pro forma	$1.44	$0.82	$0.40

REVENUE RECOGNITION – We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable and collectibility is probable.  Generally, these criteria are met at the time the product is shipped. Provisions for estimated returns, rebates and discounts are provided for at the time the related revenue is recognized.  Freight revenue billed to customers is included in net sales and the related shipping expense is included in cost of sales. Service revenue is recognized in the period the service is performed, or ratably over the period of the related service contract.

Customers may obtain financing through third-party leasing companies to assist in their acquisition of our equipment products. In Europe, certain lease transactions classified as operating leases contain retained ownership provisions or guarantees, which results in recognition of revenue over the lease term.  In the U.S., for short-term rental transactions, revenue is recognized at the time customers convert the short-term rental to an outright purchase or long-term lease of the equipment. As a result, we defer the sale on both of these transactions and record the sales proceeds as collateralized borrowings or deferred revenue. The underlying equipment relating to operating leases is depreciated on a straight-line basis over the lease term, which does not exceed the equipment’s estimated useful life.

In 2003, we adopted Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which multiple revenue-generating activities are performed as well as how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  Under EITF 00-21, revenues from contracts with multiple element arrangements, such as those where our customers purchase a service contract along with equipment, are recognized as each element is earned.  In such arrangements, we apply the residual method and deduct from the sales proceeds the vendor-specific objective evidence of fair value of the service contract to determine the residual fair value of the equipment.  The vendor-specific evidence is based upon the amounts charged for the element when sold separately.  Sales proceeds allocated to service contracts are deferred and recognized ratably over the contract period.  The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements for our year ended December 31, 2003.

DERIVATIVE FINANCIAL INSTRUMENTS – We enter into forward foreign exchange contracts principally to hedge certain foreign currency-denominated net assets and liabilities (principally the Euro, British pound, Australian dollar, Canadian dollar and Japanese yen). Gains or losses on forward foreign exchange contracts to hedge foreign currency-denominated net assets and liabilities are recognized in net earnings on a current basis over the term of the contracts.

EARNINGS PER SHARE – Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive stock options and performance-related shares.

LONG-LIVED ASSETS – We periodically review our long-lived assets for impairment and assess whether events or circumstances indicate that the carrying amount of the asset may not be recoverable. We generally deem an asset to be impaired if an estimate of undiscounted future operating cash flows is less than its carrying amount.

NEW ACCOUNTING STANDARDS – SFAS No. 149, Amendment of Statement 133 on “Derivative Instruments and Hedging Activities” (“SFAS 149”), was issued in 2003.  SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement 133.  In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.   This pronouncement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We adopted the provisions of this statement on July 1, 2003. The adoption of SFAS 149 did not have an impact on the consolidated results of operations or financial position.

SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits” (“SFAS 132”), was issued in December 2003.  SFAS 132 revises employers’ disclosures about pension plans and other postretirement benefits.  It does not change the measurement or recognition of those plans.  It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans.  SFAS 132 is effective for fiscal years ending after December 15, 2003.  We adopted the new disclosure requirements of this revised statement for our year ended December 31, 2003.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. We adopted the disclosure-only requirements of this Interpretation as of December 31, 2002, as required. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. During 2003, we adopted the recognition and measurement provisions of the Interpretation as required.  The adoption of these additional provisions did not have an impact on the consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The consolidation requirements of FIN 46 are effective for the first reporting period ending after December 15, 2003, for entities considered to be special-purpose entities. The consolidation requirements for all other entities subject to FIN 46 are effective for financial statements of the first reporting period ending after March 15, 2004. We do not have any ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

2.              Restructuring and Unusual Items

During 2003, we amended the agreement with our U.S. third-party lessor.  Prior to this amendment, the agreement contained a retained ownership risk provision that precluded revenue recognition at the time of shipment for equipment sales to the third-party lessor that were considered operating leases.  The amendment eliminated the retained ownership risk provision and was retroactive to the beginning of the agreement.  This resulted in the recognition of previously deferred revenue of $6,430 in 2003, increasing net earnings by $1,796 or $0.20 per diluted share and resulted in revenue recognition at the time of shipment for future U.S. equipment sales under this agreement.

In March 2000, we entered into a joint venture with an unrelated third party to develop and market a new product.  During 2003, Tennant and our joint-venture partner agreed to dissolve the joint venture and we decided to permanently discontinue manufacturing the product and to abandon the plan to utilize the related purchased technology.  As a result of the joint-venture dissolution, we recorded after-tax charges totaling $1,215 or $0.14 per diluted share related to the write-off of accounts receivable, inventory, intangible assets and the establishment of accruals for certain contractual obligations.

During 2002, we recorded pre-tax charges of $4,396 for restructuring, $500 in certain severance payments and $500 for a write-down of inventory. In addition, we recorded a change in estimate of $(394) related to our 2001 and 1999 restructuring activities. The restructuring charges related to a workforce reduction, consolidation of our North American distribution operations from a network of seven distribution centers into two new facilities that are now leased and managed by a third-party logistics services provider, and actions to consolidate and centralize customer service operations in Europe, as well as streamline other operations in North America. Approximately 140 employees were terminated as a result of these actions. The restructuring charges primarily consisted of severance payments, building lease costs and write-downs of certain fixed assets. The inventory write-down related to the consolidation of distribution operations and has been classified in cost of sales. The $500 in certain severance payments has been classified as selling and administrative expense. These actions were substantially completed during 2002 and 2003.

The components of the 2002 restructuring charges and cash and non-cash applications against these charges were as follows:

	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
2002 Initial charges	$4,005	$391	$4,396
2002 Utilization:
Cash	(2,568)	(57)	(2,625)
Non-cash	219	(54)	165
2002 Year-end liability balance	1,656	280	1,936
2003 Utilization:
Cash	(1,688)	(71)	(1,759)
Non-cash	36	14	50
Change in estimate	40	(223)	(183)
2003 Year-end liability balance	$44	$—	$44

During 2001, we recorded pre-tax charges of $9,962 for restructuring and $1,007 for a write-down of inventory. The restructuring charges related to a workforce reduction and the closure of a leased plant in Germany and the transfer of its production to a contract manufacturer in the Czech Republic. Approximately 150 employees were terminated as a result of these actions. The charges primarily consisted of severance payments, building lease costs and write-downs of certain fixed assets and are classified as restructuring charges. The inventory write-down related to the closing of the leased plant in Germany and has been classified in cost of sales. These actions were substantially completed during 2001 and 2002. The remaining building lease obligation will be completed during 2004.

The components of the 2001 restructuring charges and cash and non-cash applications against these charges were as follows:

	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total
2001 Initial charges	$6,159	$3,803	$9,962
2001 Utilization:
Cash	(4,801)	(708)	(5,509)
Non-cash	(397)	(2,276)	(2,673)
2001 Year-end liability balance	961	819	1,780
2002 Utilization:
Cash	(911)	(389)	(1,300)
Non-cash	19	67	86
Change in estimate	(69)	(124)	(193)
2002 Year-end liability balance	—	373	373
2003 Utilization:
Cash	—	(506)	(506)
Non-cash	—	12	12
Change in estimate	—	226	226
2003 Year-end liability balance	$—	$105	$105

During 2003, we recorded a change in estimate of ($183) related to the 2002 restructuring charges and $226 related to the 2001 restructuring charges.

In addition, we completed restructuring initiatives, originally accrued in 1999, during 2002. This resulted in cash usage of ($312), non-cash usage of $48 and a change in estimate of ($201) in 2002.

3.             Inventories

The composition of inventories at December 31 was as follows:

	2003	2002
FIFO inventories:
Finished goods	$38,639	$43,364
Raw materials, parts and work-in-process	37,179	35,974
Total FIFO inventories	75,818	79,338
LIFO reserve	(21,136)	(20,397)
LIFO inventories	$54,682	$58,941

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

4.              Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation at December 31 consisted of the following:

	2003	2002
Land	$3,480	$4,079
Buildings and improvements	33,339	32,942
Machinery and equipment	167,361	168,527
Construction in progress	2,466	1,547
Total property, plant and equipment	206,646	207,095
Less accumulated depreciation	(145,525)	(137,942)
Net property, plant and equipment	$61,121	$69,153

5.              Goodwill and Intangible Assets

The components of goodwill and other intangible assets on the consolidated balance sheet as of December 31 are as follows:

	Goodwill	Other Intangibles
Balance, December 31, 2001	$16,373	$825
Amortization expense	—	(100)
Foreign currency fluctuations	622	—
Balance, December 31, 2002	16,995	725
Amortization expense	—	(25)
Write-off of unamortized balance (Note 2)	—	(700)
Foreign currency fluctuations	817	—
Balance, December 31, 2003	$17,812	$—

We adopted SFAS 142 in 2002, which eliminated the amortization of goodwill on a prospective basis.  As required by SFAS 142, the results for periods prior to 2002 were not restated. A reconciliation between net earnings and earnings per share reported by us and net earnings and earnings per share as adjusted to reflect the impact of SFAS 142 is provided below:

	2003	2002	2001
Net earnings:
As reported	$14,155	$8,265	$4,608
Goodwill amortization, net of tax	—	—	510
Adjusted net earnings	$14,155	$8,265	$5,118
Basic earnings per share
As reported	$1.58	$0.92	$0.51
Goodwill amortization, net of tax	—	—	0.05
Adjusted basic earnings per share	$1.58	$0.92	$0.56
Diluted earnings per share
As reported	$1.56	$0.91	$0.50
Goodwill amortization, net of tax	—	—	0.05
Adjusted diluted earnings per share	$1.56	$0.91	$0.55

6.             Short- and Long-Term Debt

Debt at December 31 consisted of the following:

	2003	2002
Short-term borrowings:
Short-term bank borrowings	$354	$3,172
Current portion of long-term debt	—	5,000
Capital leases	91	—
Collateralized borrowings	585	6,776
Total short-term borrowings	$1,030	$14,948
Long-term debt:
Note at 7.84%, due in 2005	$5,000	$5,000
Capital leases	124	—
Collateralized borrowings	1,171	—
Total long-term debt	$6,295	$5,000

The weighted-average interest rates on the short-term bank borrowings at December 31, 2003 and 2002, were 6.8% and 5.6%, respectively. This interest rate represents the weighted-average rate for the respective period and is calculated using the actual interest costs, exclusive of commitment fees, and month-end average outstanding debt.

Collateralized borrowings primarily represent deferred sales proceeds on certain leasing transactions with our U.S. third-party leasing company in 2002 and with our European third-party leasing company in 2003.

At December 31, 2003, we had available uncommitted lines of credit with banks of approximately $15 million and available committed lines of credit of approximately $26 million.

Minimum principal payments are due as follows: $5,000 in 2005.

Interest paid during 2003, 2002 and 2001 was $850, $1,086 and $1,788, respectively.

7.             Accounts Payable, Accrued Expenses and Deferred Revenue

Accounts payable, accrued expenses and deferred revenue at December 31 consisted of the following:

	2003	2002
Trade accounts payable	$18,718	$18,095
Wages, bonuses and commissions	15,287	13,941
Taxes, other than income taxes	2,930	1,971
Warranty	6,018	4,519
Deferred revenue	2,283	3,110
Other	13,241	13,765
Total	$58,477	$55,401

The changes in warranty reserves for the three years ended December 31 were as follows:

	2003	2002	2001
Beginning balance	$4,519	$4,062	$3,818
Additions charged to expense	7,803	6,978	6,909
Change in estimate	944	—	—
Claims paid	(7,248)	(6,521)	(6,665)
Ending balance	$6,018	$4,519	$4,062

8.     Fair Value of Financial Instruments

Our short-term financial instruments are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to their short maturities. Our foreign currency forward exchange contracts are valued at fair market value, which is the amount we would receive or pay to terminate the contracts at the reporting date. The fair market value of our long-term debt approximates cost, based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. We have elected not to apply hedge accounting treatment to these contracts as our contracts are for a short duration. These contracts are marked-to-market with the related asset or liability recorded in prepaid or accrued expenses, as applicable, and changes to the fair value of these contracts recorded in the earnings statement. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. As of December 31, 2003, the fair value of such contracts outstanding was $155.

At December 31, 2003 and 2002, the notional amounts of foreign currency forward exchange contracts outstanding were $47,932 and $34,807, respectively.

9.              Retirement Benefit Plans

Substantially all U.S. employees are covered by various retirement benefit plans maintained by us. Retirement benefits for eligible employees in foreign locations are funded principally through annuity or government programs. The total cost of these benefits was $7,142, $5,217 and $4,962 in 2003, 2002 and 2001, respectively.

We have a 401(k) plan that covers substantially all U.S. employees. Under this plan, the employer contribution matches up to 3% of the employee’s compensation in the form of Tennant stock. We also make a profit sharing contribution to the plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution can be in the form of Tennant stock or cash and is based upon our financial performance, subject to a 2% minimum contribution.

Matching contributions are primarily funded by our ESOP Plan, while profit sharing contributions are generally paid in cash. Expenses under these plans were $4,070, $3,409 and $3,051 during 2003, 2002 and 2001, respectively.

During 2000, we approved enhancements to our defined benefit retirement plan (“the Former Plan”) that also offered each plan member the choice of remaining in a modified defined benefit plan (“the Pension Plan”), or leaving the Former Plan and receiving a lump-sum distribution that could be rolled over into the 401(k) plan.

During 2001, assets and liabilities attributable to approximately 300 employees and all inactive participants were spun off into the Pension Plan. This plan received benefit enhancements increasing the projected benefit obligation approximately $5,900 effective January 1, 2001. Plan benefits are based on the employee’s years of service and compensation during the highest five consecutive years of service of the final ten years of employment.

The enhancements to the Former Plan increased the projected benefit obligation approximately $10,600 for the remaining 900 participants that elected to leave and receive a lump-sum distribution. The Former Plan was terminated during 2001, and the Plan assets were distributed to the participants resulting in a non-recurring pension settlement gain of $5,928 before tax.

We have a supplemental benefit plan to provide additional retirement benefits for certain employees whose benefits under our 401(k) plan or Pension Plan are limited by either ERISA or the Internal Revenue Code.

We have a postretirement medical benefit plan to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with Tennant and age upon retirement.

We also have two defined benefit plans in foreign locations.  The value of the plan assets for both these plans exceeds our expected future obligations. The plan assets, liabilities and expenses are not significant to our financial position or results of operations.

Actuarially determined contributions are expected to be zero to the Pension Plan and $750,000 to the postretirement medical benefit plan in 2004.

Weighted-average asset allocations by asset category of the pension plan at December 31, 2003 and 2002 are as follows:

	2003	2002

Equity securities	60%	54%
Debt securities	39	44
Cash and cash equivalents	1	2
Total	100%	100%

Equity securities within the Pension Plan do not include any investments in Tennant Company common stock.

The primary objective of our pension plan is to meet retirement income commitments to plan participants at a reasonable cost to Tennant and to maintain a sound actuarially funded status.  This objective is accomplished through growth of capital and safety of funds invested.  The Pension Plan assets are invested in securities to achieve growth of capital over inflation through appreciation and accumulation and reinvestment of dividend and interest income.  Investments are diversified to control risk.  The overall return objective is to achieve an annualized return equal to or greater than the return expectations in the actuarial valuation.  The target allocation for the pension plan is 60% equity and 40% debt securities.

Summary of assumptions used:

	Pension Benefits		Postretirement Medical Benefits
	2003	2002	2003	2002
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.50%	6.50%	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%	—	—
Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	6.50%	7.00%	6.50%	7.00%
Expected long-term rate of return on plan assets	8.75%	9.50%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

We have determined our long-term rate of return of 8.75% by developing expected annual returns for each class of assets held by the Pension Plan and calculating a weighted-average expected return based on the targeted fund allocations.

The measurement date for both the Pension Plan and the postretirement medical benefit plan is December 31.

Summaries related to changes in benefit obligations and plan assets and to the funded status of the defined benefit and postretirement medical benefit plans were as follows:

	Pension Benefits		Postretirement Medical Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$24,522	$22,191	$16,773	$13,555
Service cost	855	846	396	391
Interest cost	1,559	1,472	1,009	1,051
Actuarial loss/(gain)	(146)	787	(809)	2,624
Benefits paid	(856)	(774)	(632)	(848)
Benefit obligation at end of year	$25,934	$24,522	$16,737	$16,773
Changes in plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$23,078	$27,813	$—	$—
Actual return on plan assets	4,936	(4,164)	—	—
Employer contributions	111	203	632	848
Benefits paid	(856)	(774)	(632)	(848)
Fair value of plan assets at end of year	$27,269	$23,078	$—	$—
Funded status	$1,335	$(1,444)	$(16,737)	$(16,773)
Unrecognized actuarial loss/(gain)	(6,724)	(4,912)	1,792	2,610
Unrecognized transition obligation/(asset)	(132)	(154)	—	—
Unrecognized prior service cost	4,856	5,426	—	—
Net accrued liability	$(665)	$(1,084)	$(14,945)	$(14,163)
Amounts recognized in the consolidated balance sheets consisted of:
Prepaid benefit cost	$895	$385	$—	$—
Accrued benefit liability	(1,585)	(1,608)	(14,945)	(14,163)
Intangible asset	25	139	—	—
Net accrued liability	$(665)	$(1,084)	$(14,945)	$(14,163)

Information for our supplemental benefit plan with an accumulated benefit obligation in excess of plan assets:

	2003	2002
Projected benefit obligation	$1,940	$1,983
Accumulated benefit obligation	1,585	1,608
Fair value of plan assets	—	—

Assumed healthcare cost trend rates at December 31, 2003 and 2002:

	2003	2002
Healthcare cost trend rate assumed for 2004	9.4%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2024	2023

The healthcare trend rate assumption does not have a large impact on the postretirement medical benefit obligations since our obligations are largely fixed dollar amounts in future years. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$34	$(39)
Effect on postretirement benefit obligation	$381	$(413)

Components of net periodic benefit cost for the three years ended December 31, 2003, were as follows:

	Pension Benefits
	2003	2002	2001
Service cost	$855	$846	$850
Interest cost	1,559	1,472	1,410
Expected return on plan assets	(2,491)	(2,495)	(2,141)
Recognized actuarial gain	(779)	(953)	(827)
Amortization of transition obligation/(asset)	(22)	(22)	(22)
Amortization of prior service cost	570	570	570
Net periodic cost (benefit)	(308)	(582)	(160)
Settlement gain	—	—	(5,928)
Total cost (benefit)	$(308)	$(582)	$(6,088)

	Postretirement Medical Benefits
	2003	2002	2001
Service cost	$396	$391	$347
Interest cost	1,009	1,051	878
Recognized actuarial loss	10	19	—
Net periodic cost	$1,415	$1,461	$1,225

The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension Benefits	Postretirement Medical Benefits
2004	$772	$748
2005	904	807
2006	1,057	845
2007	1,194	914
2008	1,513	985
2009 to 2013	10,522	6,383
Total	$15,962	$10,682

10.      Common and Preferred Stock and Additional Paid-in Capital

We are authorized to issue an aggregate of 31,000,000 shares; 30,000,000 were designated as Common Stock, having a par value of $0.375 per share, and 1,000,000 were designated as Preferred Stock, having a par value of $0.02 per share. The Board of Directors is authorized to establish one or more series of Preferred Stock, setting forth the designation of each such series, and fixing the relative rights and preferences of each such series.

On November 19, 1996, the Board of Directors approved a Shareholder Rights Plan allowing a dividend of one preferred share purchase Right for each outstanding Common Share of the par value of $0.375 per share of the Company. Each Right entitles the registered holder to purchase from us one one-hundredth of a Series A Junior Participating Preferred Share of the par value of $0.02 per share of the Company at a price of $100 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable or transferable apart from the common stock until the earlier of: (i) the close of business on the fifteenth day following a public announcement that a person or group of affiliated or associated persons has become an “Acquiring Person” (i.e., has become, subject to certain exceptions, the beneficial owner of 20% or more of the outstanding Common Shares), or (ii) the close of business on the fifteenth day following the commencement or public announcement of a tender offer or exchange offer the consummation of which would result in a person or group of affiliated or associated persons becoming, subject to certain exceptions, the beneficial owner of 20% or more of the outstanding Common Shares (or such later date as may be determined by the Board of Directors of the Company prior to a person or group of affiliated or associated persons becoming an Acquiring Person). At no time do the Rights have any voting power. We may redeem the Rights for $0.01 per right at any time prior to (and, in certain circumstances, within twenty days after) a person or group acquiring 20% or more of the common stock. The 20% thresholds do not apply to stock ownership by or on behalf of employee benefit plans. Under certain circumstances, the Board of Directors may exchange the Rights for our common stock or reduce the 20% thresholds to not less than 10%. The Rights will expire on December 23, 2006, unless extended or earlier redeemed or exchanged by us.

11.       Commitments and Contingent Liabilities

We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2010 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $7,002, $4,560 and $4,645, in 2003, 2002 and 2001, respectively.

The aggregate lease commitments with an initial term of one year or more at December 31, 2003, with minimum rentals for the years were as follows:

2004	$6,168
2005	3,862
2006	2,170
2007	1,805
2008 and beyond	2,032
Total	$16,037

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $5.4 million, of which we have guaranteed $4.0 million. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

We have a cancellation clause with our third-party logistics provider which would require payment of a cancellation fee in the event we elect to cancel the agreement prior to the contract expiration date. This fee, which approximated $2.1 million at December 31, 2003, declines on a straight-line basis over the life of the contract, which expires in 2007.  In addition, in the event that we elect to cancel the agreement, Tennant would be required to assume the underlying building lease for the remainder of its term.  We have applied the provisions of EITF 01-8, “Determining Whether an Arrangement Contains a Lease,” and have determined that our agreement with our third-party logistics provider contains an operating lease under SFAS 13.  As a result, we have included the future minimum lease payments related to the underlying building lease in our operating lease commitments above.

In the ordinary course of business, we may become liable with respect to pending and threatened litigation, tax, environmental and other matters. While the ultimate results of current claims, investigations and lawsuits involving us are unknown at this time, we do not expect that these matters will have a material adverse effect on our consolidated financial position or results of operations.

12.          Income Taxes

In 2003, 2002 and 2001, we recognized tax benefits directly to shareholders’ equity of $272, $356 and $468, respectively, relating to our ESOP and stock plans.

Income tax expense for the three years ended December 31, 2003, was as follows:

	Current	Deferred	Total
2003
Federal	$6,205	$435	$6,640
Foreign	846	—	846
State	748	94	842
	$7,799	$529	$8,328
2002
Federal	$4,000	$1,179	$5,179
Foreign	812	—	812
State	551	91	642
	$5,363	$1,270	$6,633
2001
Federal	$6,894	$1,436	$8,330
Foreign	25	(524)	(499)
State	606	401	1,007
	$7,525	$1,313	$8,838

U.S. income taxes have not been provided on approximately $23,136 of undistributed earnings of non-U.S. subsidiaries.  The Company plans to permanently reinvest these undistributed earnings.  If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings.  Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

We have foreign tax loss carryforwards of $31,300 that have no future expiration dates. Because of the uncertainty regarding realizability of this asset, a valuation allowance was established against this loss carryforward. A valuation allowance for the remaining deferred tax assets is not required since it is likely that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31, 2003, as follows:

	2003	2002	2001
Tax at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	2.4	2.8	4.9
Effect of foreign operations	(7.0)	(6.3)	(1.2)
Valuation allowance	11.2	19.9	31.7
Effect of export transactions	(3.7)	(5.0)	(4.6)
Other, net	(0.9)	(1.9)	(0.1)
Effective income tax rate	37.0%	44.5%	65.7%

Deferred tax assets and liabilities were comprised of the following as of December 31, 2003 and 2002:

	2003	2002
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes and changes in inventory reserves	$2,197	$1,582
Employee wages and benefits, principally due to accruals for financial reporting purposes	11,661	11,358
Warranty reserves accrued for financial reporting purposes	1,830	1,312
Accounts receivable, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	1,579	2,727
Tax loss carryforwards	9,741	7,231
Valuation allowance	(9,741)	(7,231)
Other	759	1,196
Total deferred tax assets	$18,026	$18,175
Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation and related gains	$5,087	$5,137
Goodwill	2,363	1,933
Total deferred tax liabilities	$7,450	$7,070
Net deferred tax assets	$10,576	$11,105

Income taxes paid were $6,504, $3,465 and $10,390, in 2003, 2002 and 2001, respectively.

13.          Stock Award Plans

We have six plans under which stock-based compensation grants are provided annually. The 1992 Stock Incentive Plan (“1992 Plan”), 1995 Stock Incentive Plan (“1995 Plan”), 1998 Management Incentive Plan (“1998 Plan”) and 1999 Stock Incentive Plan (“1999 Plan”) provide for stock-based compensation grants to our executives and key employees. The 1993 Directors’ Restricted Plan (“1993 Plan”) provides for the annual retainer in the form of restricted shares to our non-employee Directors. The 1997 Directors’ Option Plan (“1997 Plan”) provides for stock option grants to our non-employee Directors. A maximum of 2,350,000 shares can be awarded under these plans; 517,000 shares were available for award as of December 31, 2003. The Compensation Committee of the Board of Directors determines the grant size under all plans.

Restricted shares are granted annually and typically have a two- or three-year restriction period from the effective date of the grant. During the restricted period, the restricted shares may not be sold or transferred, but the shares entitle the participants to dividends and voting rights. In 2003, 2002 and 2001, respectively, 16,400, 21,300 and 9,100 restricted shares were granted. The weighted-average fair values of stock on the grant date were $31.48, $41.53 and $43.64 per share in 2003, 2002 and 2001, respectively.

Under the 1998 Plan, performance-related compensation grants were made and are payable in cash or shares. The awards earned are based on achievement of certain financial performance goals and payout is over a three-year period following the award year. In 2003, 2002 and 2001, respectively, $859, $764 and $662 in grants were made.

In 2003, 2002 and 2001, respectively, expenses of $931, $528 and $1,021 were charged to operations for the above-described restricted and performance-related award programs.

Under the 1995 Plan, the 1997 Plan and the 1999 Plan, 10-year fixed stock options are granted annually at a price equal to the stock’s fair market value on the date of the grant. Options generally become exercisable on a cumulative basis at a rate of 25% per year prior to 2002 and 33% per year thereafter.

A summary of the status of our stock option transactions during 2001, 2002 and 2003 is shown below:

	Shares	Weighted-Average Exercise Price
2001
Outstanding at beginning of year	801,800	$33.96
Granted	210,200	43.66
Exercised	(80,300)	32.38
Forfeited	(43,800)	36.53
Outstanding at end of year	887,900	$36.25
Exercisable at end of year	523,500	$34.64
2002
Outstanding at beginning of year	887,900	$36.25
Granted	295,300	35.63
Exercised	(53,600)	32.03
Forfeited	(133,500)	36.92
Outstanding at end of year	996,100	$36.21
Exercisable at end of year	574,200	$35.55
2003
Outstanding at beginning of year	996,100	$36.21
Granted	258,600	31.48
Exercised	(62,800)	32.71
Forfeited	(25,200)	37.22
Outstanding at end of year	1,166,700	$35.33
Exercisable at end of year	713,100	$36.03

The following table contains details of our outstanding stock options as of December 31, 2003:

Range of Exercise Prices Between	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$22.00 - $29.00	86,600	2.60	$27.24	82,800	$27.22
$29.01 - $36.00	726,600	7.00	$33.18	361,400	$34.08
$36.01 - $43.00	172,600	4.70	$38.39	144,900	$38.08
$43.01 - $49.63	180,900	6.10	$45.11	124,000	$45.24
	1,166,700	6.20	$35.33	713,100	$36.03

14.  Employee Stock Ownership Plan

We established a leveraged Employee Stock Ownership Plan (“ESOP”) in 1990. The ESOP covers substantially all domestic employees. The shares required for our 401(k) matching contribution program are provided principally by our ESOP, supplemented as needed by newly issued shares. We make annual contributions to the ESOP equal to the ESOP’s debt service less dividends and Company match contributions received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees who made 401(k) contributions that year, in the form of a matching contribution, based on the proportion of debt service paid in the year. We account for the ESOP in accordance with EITF 89-8, “Expense Recognition for Employee Stock Ownership Plans.” Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, we report compensation expense equal to the cost of the shares to the ESOP. All ESOP shares are considered outstanding in earnings per share computations, and dividends on allocated and unallocated shares are recorded as a reduction of retained earnings.

Our cash contributions to the ESOP during 2003, 2002 and 2001 were $1,418, $1,513 and $1,239, respectively.

Expenses in excess of (less than) benefits provided to employees through the ESOP, which were recorded in miscellaneous expense (income), were $(110), $(153) and $110 in 2003, 2002 and 2001, respectively. Interest earned and received on our loan to the ESOP was $1,017, $1,114 and $1,222, in 2003, 2002 and 2001, respectively. Dividends on our shares held by the ESOP used for debt service were $617, $627 and $813, in 2003, 2002 and 2001, respectively. At December 31, 2003, the ESOP indebtedness to us, which bears an interest rate of 10.05% and is due December 31, 2009, was $9,055.

The ESOP shares as of December 31 were as follows:

	2003	2002	2001
Allocated shares	669,182	619,202	569,221
Unreleased shares	299,884	349,864	399,845

Total ESOP shares	969,066	969,066	969,066

15.          Earnings Per Share Computations

The computations of basic and diluted earnings per share for the years ended December 31 were as follows:

	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
2003
Basic earnings per share	$14,155	8,974,000	$1.58
Dilutive share equivalents		90,000
Diluted earnings per share	$14,155	9,064,000	$1.56
2002
Basic earnings per share	$8,265	9,001,000	$0.92
Dilutive share equivalents		47,000
Diluted earnings per share	$8,265	9,048,000	$0.91
2001
Basic earnings per share	$4,608	9,070,000	$0.51
Dilutive share equivalents		133,000
Diluted earnings per share	$4,608	9,203,000	$0.50

16.       Segment Reporting

We operate in one industry segment, which consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces.

The following sets forth net sales and long-lived assets by geographic area:

	2003	2002	2001
Net sales:
North America	$319,660	$311,862	$301,529
Europe	88,786	73,703	80,605
Other international	45,516	38,618	40,291
Total	$453,962	$424,183	$422,425

	2003	2002
Long-lived assets:
North America	$65,867	$76,125
Europe	13,757	12,302
Other international	1,270	1,221
Total	$80,894	$89,648

Accounting policies of the operations in the various geographic areas are the same as those described in Note 1.  Net sales are attributed to each geographic area based on the country to which the product is shipped and are net of intercompany sales.  North America sales include sales in the United States and Canada. Sales in Canada comprise less than 10% of consolidated sales and are interrelated with our U.S. operations. No single customer represents more than 10% of our consolidated sales. Long-lived assets consist of property and equipment, goodwill and other intangibles.

17.       Consolidated Quarterly Data (Unaudited)

	Net Sales			Gross Profit
Quarter	2003		2002	2003		2002
First	$113,137	(1)	$96,419	$43,842	(1)	$38,746
Second	110,772		106,099	45,164		42,977
Third	110,058		107,838	44,099		42,995
Fourth	119,995		113,827	48,572		45,105
Year	$453,962	(1)	$424,183	$181,677		$169,823

	Net Earnings (Loss)				Diluted Earnings (Loss) per Share
Quarter	2003		2002		2003		2002
First	$2,546	(1)	$(1,443	)(2)	$0.28	(1)	$(0.16	)(2)
Second	3,236		2,954	(2)	0.36		0.32	(2)
Third	3,289		2,794		0.36		0.31
Fourth	5,084		3,960		0.56		0.44

Year	$14,155	(1)	$8,265	(2)	$1.56	(1)	$0.91	(2)

(1)  Includes sales of $6,430, gross profit of $2,917 and after-tax earnings of $1,796 ($0.20 per diluted share) related to the recognition of previously deferred revenue resulting from the amendment of a contract and after-tax charges of $1,215 ($0.14 per diluted share) related to the dissolution of a joint venture in the first quarter.

(2)  Includes after-tax restructuring and unusual charges of $3,319 ($0.37 per diluted share) in the first quarter and $300 ($0.03 per diluted share) in the second quarter.

Regular quarterly dividends aggregated $0.84 per share in 2003, or $0.21 per share for all quarters, and $0.82 per share in 2002, or $0.20 per share for the first and second quarters and $0.21 for the third and fourth quarters.

18.       Subsequent Events

In January 2004, we acquired Walter-Broadley Machines Limited, a cleaning equipment company based in the United Kingdom, with annual sales of approximately $13 million. We paid approximately $6.5 million in cash, subject to certain post-closing adjustments, for all of the stock of Walter-Broadley and assumed approximately $2.5 million in outstanding debt, which was immediately retired. The acquisition significantly increases our customer base and service coverage in the United Kingdom.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure procedures only provide reasonable assurance that the controls will meet their objectives. There can be no assurance that the controls will be effective in all circumstances.  Management believes disclosure controls and procedures are operating and effective at the reasonable assurance level. There were no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Part III is included in the Tennant Company 2003 Proxy Statement (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 13 – “Certain Relationships and Related Transactions,” of which there were none.  Item 10 – “Directors and Executive Officers of the Registrant” as it relates to identification of executive officers and disclosure about our code of ethics is included in Part III of this Form 10-K Annual Report.

ITEM 10 – Directors and Executive Officers of the Registrant

The list below identifies those persons designated as executive officers of the Company, including their age, position with the Company and positions held by them during the past five or more years.

Janet M. Dolan, President and Chief Executive Officer

Janet M. Dolan (54) joined the Company in 1986. Ms. Dolan was appointed General Counsel and Secretary in 1987, Vice President in 1990, Senior Vice President in 1995, Executive Vice President in 1996, President and Chief Operating Officer and a director in 1998. Ms. Dolan was named Chief Executive Officer in 1999. She is a director of Tennant Sales and Service Company, Tennant Finance Company, and Tennant Sales and Service Finance Company. She is a member of the NYSE Listed Company Advisory Committee. She is also a director of Donaldson Company, Inc. and The St. Paul Companies, Inc.

Eric A. Blanchard, Vice President, General Counsel and Secretary

Eric A. Blanchard (47) joined the Company in November 2002 as Vice President, General Counsel and Secretary.  Mr. Blanchard is a director of Tennant Sales and Service Company, Tennant Finance Company, Tennant Sales and Service Finance Company, Tennant Holding B.V., Tennant N.V., Tennant Europe B.V., Tennant UK Limited and Tennant Import B.V.  From 1999 to November 2002, Mr. Blanchard was the President of the Dairy Group for Dean Foods Company, a processor and distributor of dairy and specialty food products.  From 1993 to 1999, Mr. Blanchard was Vice President, Secretary and Chief Legal Counsel for Dean Foods Company.

Anthony T. Brausen, Vice President, Chief Financial Officer and Treasurer

Anthony T. Brausen (44) joined the Company in March 2000 as Vice President and Chief Financial Officer. He was also appointed Treasurer in February 2001. Mr. Brausen is a Certified Public Accountant. He is a director of Tennant N.V., Tennant Sales and Service Company, Tennant Finance Company and Tennant Sales and Service Finance Company.  From 1996 to March 2000, he was Vice President and Treasurer of International Multifoods Corporation, a food service manufacturing and distribution business.

Rex L. Carter, Vice President, Operations

Rex L. Carter (52) joined the Company in October 2001 as Vice President, E-Solutions.  He was named Chief Information Officer in February 2002.  From January to September 2001, Mr. Carter served as the Chief Operations Officer for netASPx, a technology services company.  From November 1999 to November 2000 he served as Vice President and was promoted to Sr. Vice President, Technology and Systems Development for Homegrocer.com/WEBvan, an on-line food delivery provider.  From 1993 to 1999, he served as Vice President and was promoted to Sr. Vice President and Chief Information Officer of Carlson Companies, Inc., a global leader in the marketing, travel and hospitality industries.

Thomas J. Dybsky, Vice President, Human Resources

Thomas J. Dybsky (54) joined the Company in September 1998 as Vice President of Human Resources. Mr. Dybsky is a director of Tennant N.V.  From June 1995 to September 1998, Mr. Dybsky was Vice President/Senior Consultant for MDA Consulting.

Mark J. Fleigle, Vice President, Research and Development

Mark J. Fleigle (44) joined the Company in 1981 and has held various management positions within Research and Development including Director of New Product Development from 2002 until his promotion to Vice President, Research and Development in June 2003.

H. Chris Killingstad, Vice President, North America

H. Chris Killingstad (48) joined the Company in April 2002 as Vice President, North America.  From 1996 to 2000, he was employed by The Pillsbury Company, a consumer foods manufacturer.  From 1999 to 2000 Mr. Killingstad served as Sr. Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe and Regional Vice President of Haagen-Daas Asia Pacific.

Anthony Lenders, Vice President, Managing Director of Tennant N.V.

Anthony Lenders (58) joined the Company in 2000 as Managing Director of Tennant N.V.  From 1999 to 2000, Mr. Lenders worked in a consulting role for the Boer & Croon Group in Amsterdam.  From 1994 to 1998, Mr. Lenders was President of Europe, Middle East and Africa for The Coleman Company, a manufacturer of outdoor camping and related equipment.

Gregory M. Siedschlag, Corporate Controller and Principal Accounting Officer

Gregory M. Siedschlag (44) joined the Company in July 2001 as Corporate Controller and Principal Accounting Officer.  Mr. Siedschlag is a Certified Public Accountant. He is a director of Tennant Company Far East Headquarters Pte Ltd., Tennant Finance Company and Tennant Sales and Service Finance Company.  From 1994 to 2001 he held various positions in the finance organization of ADC Telecommunications, Inc., a telecommunications equipment manufacturer, including the position of Operations Controller from 1999 to 2001.

Business Ethics Guide

We have adopted the Tennant Company Business Ethics Guide, which applies to all of our employees, directors, consultants, agents and anyone else acting on our behalf.  The Business Ethics Guide includes particular provisions applicable to our senior financial management, which includes our Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions.  A copy of our Business Ethics Guide is available on the Investors page of our website, www.tennantco.com, and a copy will be mailed upon request to Investor Relations, Tennant Company, P.O. Box 1452, Minneapolis, MN 55440-1452.  We intend to post on our website any amendment to, or waiver from, a provision of our Business Ethics Guide that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions promptly following the date of such amendment or waiver.  In addition, we have also posted copies of our Corporate Governance Principles and the Charters for our Audit, Compensation, Governance and Executive Committees on our website.

PART IV

ITEM 15 - Exhibits, Financial Statement Schedule, and Reports on Form 8-K

A.           The following documents are filed as a part of this report:

1.               Financial Statements

Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 on pages 13 to 36 of this Form 10-K.

2.               Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

(Dollars in thousands)

Allowance for doubtful accounts	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves (1)	Balance at end of year
Year ended December 31, 2003	$5,137	$1,561	$1,153	$5,545
Year ended December 31, 2002	$4,701	$2,116	$1,680	$5,137
Year ended December 31, 2001	$4,178	$2,016	$1,493	$4,701

(1)               Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.

(Dollars in thousands)

Warranty reserves	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves	Balance at end of year
Year ended December 31, 2003	$4,519	$8,747	$7,248	$6,018
Year ended December 31, 2002	$4,062	$6,978	$6,521	$4,519
Year ended December 31, 2001	$3,818	$6,909	$6,665	$4,062

(Dollars in thousands)

Inventory reserves	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves	Balance at end of year
Year ended December 31, 2003	$3,317	$5,524	$3,910	$4,931
Year ended December 31, 2002	$2,824	$4,989	$4,496	$3,317
Year ended December 31, 2001	$2,846	$4,523	$4,545	$2,824

All other schedules are omitted as the required information is inapplicable or because the required information is presented in Part II, Item 8 of this Form 10-K.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors

Tennant Company:

Under date of February 2, 2004, we reported on the consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2003, which are included in Item 15.A.1. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as included in Item 15.A.2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

Minneapolis, Minnesota
February 2, 2004

3.               Exhibits

Item #	Description	Method of Filing

3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 1995.

3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

4.1	Rights Agreement, dated as of November 19, 1996 between Tennant Company and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)	Incorporated by reference to Exhibit 1 to Form 8-A dated November 26, 1996.

4.2	First Amendment, dated as of November 18, 1999, to Rights Agreement, dated as of November 19, 1996, between Tennant Company and Norwest Bank Minnesota, National Association	Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 18, 1999.

10.1	Tennant Company Amended and Restated 1992 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-59054, Form S-8 dated March 2, 1993.

10.2	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.

10.3	Tennant Company Restricted Stock Plan for Nonemployee Directors (as amended and restated effective January 1, 1999)*	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement No. 333-84374, Form S-8 dated March 15, 2002.

10.4	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2003*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2002.

10.5	Form of Management Agreement, including schedule of management parties*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the year ended September 30, 2003.

10i.5	Schedule of management parties	Incorporated by reference to Exhibit 10i.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003.

10.6	Tennant Company Non-Employee Director Stock Option Plan*	Incorporated by reference to the Company’s Registration Statement No. 333-28641, Form S-8 dated June 6, 1997.

10.7	Tennant Company 1998 Management Incentive Plan, as amended*	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement No. 333-84372, Form S-8 dated March 15, 2002.

10.8	Employment Agreement with Janet Dolan dated April 5, 1999*	Incorporated by reference to Exhibit 10III.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

10.9	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to the Company’s Registration Statement No. 333-73706, Form S-8 dated November 19, 2001.

10.10	Tennant Company Profit Sharing and Employee Stock Ownership Plan, as amended and restated effective January 1, 2001	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001.

10.11

Amendments to Tennant Company Profit Sharing and Employee Stock Ownership Plan, including Merger of Tennant Commercial Retirement Savings Plan into Tennant Company Profit Sharing and Employee Stock Ownership Plan, dated October 3, 2002, December 30, 2002 and January 1, 2003

Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002.

10.12	Tennant Company Pension Plan, as amended and restated effective as of January 1, 2002	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2001.

10.13	Amendment to Tennant Company Pension Plan dated December 26, 2002	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002.

10.14	Amendment No. 1 to Employment Agreement with Janet Dolan entered into as of September 20, 2002	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002.

21.1	Subsidiaries of the Registrant

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

23.1	Independent Auditors’ Consent	Filed herewith electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.

32	Section 1350 Certifications	Filed herewith electronically.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

B.             Reports on Form 8-K

Form 8-K, dated October 22, 2003, furnishing the news release for the company’s third quarter earnings announcement.

CROSS REFERENCE

Form 10-K	Referenced	Location

Part III, Item 10 – Directors and Executive Officers of the Registrant	2004 Proxy Statement a. Directors and audit committee b. Section 16 Compliance	*Pages 4 to 7 *Page 19

Part III, Item 11 – Executive Compensation	2004 Proxy Statement	*Pages 10 to 19

Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	2004 Proxy Statement a. Beneficial Ownership Table b. Equity Compensation Plan Table	*Pages 2 to 4 *Page 15

Part III, Item 14 – Principal Accountant Fees and Services	2004 Proxy Statement	*Page 9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY		By –	/s/ James T. Hale

By –	/s/ Janet M. Dolan	James T. Hale
Board of Directors
Janet M. Dolan
President, CEO and		Date – March 15, 2004
Board of Directors

		By –	/s/ Pamela K. Knous
Date – March 15, 2004
Pamela K. Knous

By –	/s/ Anthony T. Brausen	Board of Directors

Anthony T. Brausen		Date – March 15, 2004
Vice President, Chief Financial
Officer and Treasurer		By –	/s/ William I. Miller

Date – March 15, 2004		William I. Miller
Board of Directors

By –	/s/ Gregory M. Siedschlag
Date – March 15, 2004

Gregory M. Siedschlag
Corporate Controller and		By –	/s/ Edwin L. Russell
Principal Accounting Officer
Edwin L. Russell
Date – March 15, 2004		Board of Directors

By –	/s/ Stephen G. Shank	Date – March 15, 2004

Stephen G. Shank
Board of Directors

Date – March 15, 2004

By –	/s/ Frank L. Sims

Frank L. Sims
Board of Directors

Date – March 15, 2004