Form 10-Q
period 2004-03-31
TENNANT CO
filed 2004-05-07
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2004

Commission File No. 1-16191

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

The number of shares outstanding of Registrant’s common stock, par value $.375 on April 30, 2004, was 9,007,267.

TENNANT COMPANY

Quarterly Report – Form 10-Q

ITEM 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31
	2004	2003

Net sales	$119,102	$113,137
Cost of sales	71,086	69,318
Gross profit	48,016	43,819
Operating expense:
Research and development expenses	4,054	4,180
Selling and administrative expenses	39,670	35,469
Total operating expenses	43,724	39,649

Profit from operations	4,292	4,170

Interest income, net	88	122
Other income	29	4

Profit before income taxes	4,409	4,296
Income tax expense	1,852	1,750

Net earnings	$2,557	$2,546

Per share:

Basic earnings	$0.28	$0.28
Diluted earnings	$0.28	$0.28
Dividends	$0.21	$0.21

Weighted average number of shares:

Basic	9,022	8,977
Diluted	9,192	9,001

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY

Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$19,852	$24,587
Receivables	92,314	91,185
Less allowance for doubtful accounts and returns	(5,147)	(5,545)
Net receivables	87,167	85,640
Inventories	54,922	54,682
Prepaid expenses	2,410	2,494
Deferred income taxes, current portion	9,125	8,967
Total current assets	173,476	176,370

Property, plant and equipment	210,406	206,646
Less accumulated depreciation	(147,850)	(145,525)
Net property, plant and equipment	62,556	61,121
Deferred income taxes, long-term portion	1,251	1,609
Goodwill	21,983	17,812
Other intangibles, net	2,382	—
Other assets	1,903	1,961
Total assets	$263,551	$258,873

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt and collateralized borrowings	$7,412	$1,030
Accounts payable, accrued expenses and deferred revenues	60,549	58,477
Total current liabilities	67,961	59,507

Long-term debt	1,513	6,295
Long-term employee-related benefits	27,838	27,455
Total liabilities	97,312	93,257

SHAREHOLDERS’ EQUITY

Common stock	3,390	3,385
Additional paid-in capital	684	355
Unearned restricted shares	(625)	(551)
Retained earnings	168,845	168,180
Accumulated other comprehensive income (loss) (equity adjustment from foreign currency translation)	(572)	(338)
Receivable from ESOP	(5,483)	(5,415)
Total shareholders’ equity	166,239	165,616
Total liabilities and shareholders’ equity	$263,551	$258,873

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY

Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31
	2004	2003

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$2,557	$2,546

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	3,376	3,540
Deferred tax expense	370	—
Changes in operating assets and liabilities:
Accounts receivable	1,297	(1,500)
Inventory	1,994	2,761
Accounts payable, accrued expenses and deferred revenue	(256)	(5,738)
Other current/noncurrent assets and liabilities	(634)	989
Other, net	(66)	(2,890)
Net cash flows related to operating activities	8,638	(292)

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,362)	(2,061)
Acquisition of Walter-Broadley, net	(6,491)	—
Proceeds from disposals of property, plant and equipment	235	2,139
Net cash flows related to investing activities	(10,618)	78

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	1,550	(2,582)
Payment of assumed Walter-Broadley debt	(2,516)	—
Proceeds from issuance of common stock	535	—
Purchases of common stock	(606)	(1,378)
Dividends paid	(1,891)	(1,880)
Net cash flows related to financing activities	(2,928)	(5,840)

Effect of exchange rate changes on cash and cash equivalents	173	(215)

Net decrease in cash and cash equivalents	(4,735)	(6,269)

Cash and cash equivalents at beginning of year	24,587	16,356

Cash and cash equivalents at end of period	$19,852	$10,087

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Collateralized borrowings incurred for operating lease equipment	$2,177	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(1)                      Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the consolidated financial statements.

In our opinion, the accompanying unaudited, condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly our financial position as of March 31, 2004 and the results of our operations and cash flows for the three months ended March 31, 2004 and 2003.  These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with current year presentation.

In January 2004, we acquired Walter-Broadley Machines Limited, a cleaning equipment company based in the United Kingdom, with annual sales of approximately $13 million. We paid $6.5 million in cash, subject to certain post-closing adjustments, for all of the stock of Walter-Broadley and assumed $2.6 million in outstanding debt, of which $2.5 million was immediately retired. The acquisition significantly increases our customer base and service coverage in the United Kingdom.  This acquisition is further described in Note 12 to the Condensed Consolidated Financial Statements.

(2)                      Unusual Items

During the first quarter of 2003, we amended the agreement with our U.S. third-party lessor.  Prior to this amendment, the agreement contained a retained ownership risk provision that precluded revenue recognition at the time of shipment for equipment sales to the third-party lessor that were considered operating leases.  The amendment eliminated the retained ownership risk provision and was retroactive to the beginning of the agreement.  This resulted in the recognition of previously deferred revenue of $6,430 in 2003, increasing net earnings by $1,796 or $0.20 per diluted share and also resulted in revenue recognition at the time of shipment for U.S. equipment sales under this agreement.

In March 2000, we entered into a joint venture with an unrelated third party to develop and market a new product.  During the first quarter of 2003, Tennant and our joint-venture partner agreed to dissolve the joint venture and we decided to permanently discontinue manufacturing the product and to abandon the plan to utilize the related purchased technology.  As a result of the joint-venture dissolution, we recorded after-tax charges totaling $1,215 or $0.14 per diluted share in the first quarter of 2003 related to the write-off of accounts receivable, inventory, intangible assets and the establishment of accruals for certain contractual obligations.

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(3)                      Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.  Inventories at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003

FIFO Inventories:
Finished goods	$36,727	$38,639
Raw materials, parts and work-in-process	38,990	37,179
Total FIFO inventories	75,717	75,818
LIFO reserve	(20,795)	(21,136)
LIFO inventories	$54,922	$54,682

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(4)                      Supplemental Cash Flow Information

Income taxes (refunded) paid during the three months ended March 31, 2004 and 2003 were $(1,134) and $590, respectively.  Interest costs paid during the three months ended March 31, 2004 and 2003 were $244 and $245, respectively.

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

	Three Months Ended March 31
	2004	2003

Net earnings	$2,557	$2,546
Foreign currency translation adjustments	(234)	485
Comprehensive income	$2,323	$3,031

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(6)                      Earnings Per Share Computation

	Three Months Ended March 31
	2004	2003
Weighted average shares outstanding – Basic	9,022	8,977

Dilutive share equivalents	170	24

Weighted average shares outstanding – Diluted	9,192	9,001

Net earnings	$2,557	$2,546

Earnings per share – Basic	$0.28	$0.28

Earnings per share – Diluted	$0.28	$0.28

(7)                      Segment Reporting

We operate in one industry segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces.  The following table sets forth net sales by geographic area:

	Three Months Ended March 31
	2004	2003
Geographical Net Sales(1)
North America	$78,866	$81,183
Europe	28,535	21,761
Other International	11,701	10,193
Total	$119,102	$113,137

(1)                                  Net of intercompany sales.

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(8)                      Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

	Goodwill	Other Intangibles
Balance, December 31, 2003	$17,812	$—

Additions	4,290	2,401
Amortization expense	—	(15)
Foreign currency fluctuations	(119)	(4)
Balance, March 31, 2004	$21,983	$2,382

The additions to goodwill and other intangible assets during the first quarter of 2004 were based on preliminary allocations of the purchase price of the Walter-Broadley acquisition in January 2004, as discussed in Note 12 to the Condensed Consolidated Financial Statements.  These other intangible assets, consisting of customer lists and trade names, will be amortized over useful lives ranging up to 15 years, based on the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(9)                      Stock-Based Compensation

We account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price.  Accordingly, no compensation cost has been recognized for stock option plans.  At March 31, 2004, we had six stock-based employee compensation plans, which are described in Note 13 of the 2003 Annual Report on Form 10-K.

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

	2004	2003
Expected life in years	7	7
Risk-free interest rate	3.5%	3.6%
Expected volatility	32.0%	25.0%
Expected dividend yield	2.3%	2.3%

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

Had stock-based compensation cost been determined using the fair value-based method of accounting under SFAS 123, net earnings would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31
	2004	2003

Net earnings – as reported	$2,557	$2,546
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(316)	(238)
Net earnings – pro forma	$2,241	$2,308

Earnings per share:
Basic – as reported	$0.28	$0.28
Basic – pro forma	$0.25	$0.26

Diluted – as reported	$0.28	$0.28
Diluted – pro forma	$0.24	$0.26

(10)                Warranty Reserves

We record a liability for warranty claims at the time of sale.  The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors.  Warranty terms on machines range from one to four years.  The changes in warranty reserve balances for the three months ended March 31, 2004 and 2003 were as follows:

	March 31, 2004	March 31, 2003
Beginning balance	$6,018	$4,519
Additions charged to expense	1,923	1,833
Change in estimate	121	—
Claims paid	(1,535)	(1,828)
Ending balance	$6,527	$4,524

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(11)                Retirement Benefit Plans

Tennant Company has contributed $212 to the postretirement medical benefit plan and $28 to our supplemental benefit plan during the first quarter of 2004.  We expect to contribute approximately $900 to the postretirement medical benefit plan and approximately $100 to the supplemental benefit plan during 2004.  No contributions to the pension plan are expected to be required during 2004.

The components of the net periodic cost (benefit) for the three months ended March 31, 2004 and 2003 were as follows:

	Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003

Service cost	$230	$214	$102	$99
Interest cost	414	390	262	252
Expected return on plan assets	(649)	(623)	—	—
Recognized actuarial (gain) loss	(121)	(195)	—	3
Amortization of transition obligation	(6)	(6)	—	—
Amortization of prior service cost	143	143	—	—
Net periodic cost (benefit)	$11	$(77)	$364	$354

(12)                Walter-Broadley Acquisition

In January 2004, we acquired Walter-Broadley Machines Limited, a cleaning equipment company based in the United Kingdom, with annual sales of approximately $13 million. We paid $6,491 in cash, subject to certain post-closing adjustments, for all of the stock of Walter-Broadley and assumed $2,576 in outstanding debt, of which $2,516 was immediately retired. The acquisition significantly increases our customer base and service coverage in the United Kingdom. The acquisition is not material to our operations or financial position. The operations of Walter-Broadley have been included in our results of operations since the date of the acquisition.  A preliminary allocation of the purchase price to assets acquired and liabilities assumed has been recorded as of March 31, 2004.  The purchase price allocation may change for up to one-year subsequent to the acquisition date.  The purchase price allocation may be adjusted based on the final determination of the fair value of assets acquired and liabilities assumed, primarily based on independent appraisals.  These adjustments are not expected to be material. The components of the purchase price based upon our preliminary purchase price allocation are as follows:

Net tangible assets acquired	$2,376
Debt assumed	(2,576)
Identifiable intangible assets	2,401
Goodwill	4,290
$6,491

TENNANT COMPANY

Quarterly Report – Form 10-Q

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

Net earnings were $2.6 million or $0.28 per diluted share for the first quarter ended March 31, 2004, on net sales of $119.1 million.  In the comparable 2003 period, we reported net earnings of $2.5 million or $0.28 per diluted share, on net sales of $113.1 million.

During the first quarter of 2004, our results were favorably impacted by weakness of the U.S. dollar against the Euro, the Australian and Canadian dollars, the British pound and the Japanese yen. We can estimate the direct financial impact of foreign currency exchange on net sales and earnings; however, it is difficult to estimate the indirect financial impact.  The indirect financial impact would include such factors as the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations. For the first quarter 2004, the direct favorable foreign currency exchange effect on sales was approximately $6 million.  The total direct favorable effect on earnings, which included net foreign currency transaction losses, was approximately $0.9 million or $0.10 per diluted share.  We expect that our sales and earnings will continue to be impacted by the effects of foreign currency exchange rate fluctuations in the future.   If the applicable exchange rates continue to remain strong relative to the 2003 value of the U.S. dollar, the related effect on our results would continue to be favorable in 2004.

As discussed in Note 12 to the Condensed Consolidated Financial Statements, we acquired Walter-Broadley Machines Limited, a cleaning equipment company based in the United Kingdom, with annual sales of approximately $13 million in January 2004. We paid $6.5 million in cash, subject to certain post-closing adjustments, for all of the stock of Walter-Broadley and assumed $2.6 million in outstanding debt, of which $2.5 million was immediately retired. The acquisition significantly increases our customer base and service coverage in the United Kingdom.

As discussed in Note 2 to the Condensed Consolidated Financial Statements, we amended the agreement with our U.S. third-party lessor during the first quarter of 2003.  This resulted in the recognition of previously deferred revenue of $6.4 million in 2003, increasing net earnings by $1.8 million after-tax ($2.9 million pre-tax) or $0.20 per diluted share and also resulted in revenue recognition at the time of shipment for U.S. equipment sales under this agreement.  In addition, we recorded a charge totaling $1.2 million after-tax ($2.0 million pre-tax) or $0.14 per diluted share resulting from the decision to dissolve a joint-venture with an unrelated third-party.  The charges related to the write-off of accounts receivable, inventory, intangible assets and the establishment of certain accruals for contractual obligations.

TENNANT COMPANY

Quarterly Report – Form 10-Q

Historical Results

The following compares the historical results of operations for the three-month periods ended March 31, 2004 and 2003 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	2004	%	2003	%
Net sales	$119,102	100.0	$113,137	100.0
Cost of sales	71,086	59.7	69,318	61.3
Gross profit	48,016	40.3	43,819	38.7
Research and development expenses	4,054	3.4	4,180	3.7
Selling and administrative expenses	39,670	33.3	35,469	31.4
Profit from operations	4,292	3.6	4,170	3.7
Other income	117	0.1	126	0.1
Profit before income taxes	4,409	3.7	4,296	3.8
Income tax expense	1,852	1.6	1,750	1.5
Net earnings	$2,557	2.1	$2,546	2.3
Earnings per diluted share	$0.28	—	$0.28	—

Net Sales

Consolidated net sales of $119.1 million for the first quarter 2004 increased 5.3% compared to first quarter 2003 sales of $113.1 million.  Positive direct foreign currency exchange fluctuations, resulting primarily from a weakened U.S. dollar compared to the Euro, Japanese yen, British pound sterling, Canadian and Australian dollars increased net sales by approximately 5% in the 2004 first quarter.  The acquisition of Walter-Broadley during the quarter increased net sales by 2.5%. First quarter 2003 net sales included the one-time recognition of $6.4 million in previously deferred revenue, as discussed in Note 2 to the Condensed Consolidated Financial Statements. Excluding the impact of the one-time recognition of deferred revenue, we experienced sales growth in all geographic areas.

The following table sets forth the net sales by geographic area for the three-month periods ending March 31, 2004 and 2003 and the percentage change from the prior year (dollars in thousands):

	2004	2003	%

North America	$78,866	$81,183	(2.9)%
Europe	28,535	21,761	31.1%
Other International	11,701	10,193	14.8%
Total	$119,102	$113,137	5.3%

TENNANT COMPANY

Quarterly Report – Form 10-Q

NORTH AMERICA - North American sales for the 2004 first quarter decreased 2.9% to $78.9 million compared with $81.2 million in 2003.  The first quarter 2003 included the one-time recognition of $6.4 million of previously deferred revenue discussed in Note 2 to the Condensed Consolidated Financial Statements. Excluding the impact of the one-time recognition of deferred revenue, North American net sales increased year over year. Contributing to this increase was the continued recovery in equipment sales to industrial cleaning applications as well as growth in aftermarket parts and service compared to the same period last year.  Positive direct foreign currency translation effects contributed approximately 1% of North American sales growth to the first quarter 2004. Decreases in sales of equipment for commercial cleaning applications and shipments of the Centurion™ street sweeper compared to the prior year partially offset these increases.

EUROPE - In Europe, net sales for the 2004 first quarter increased 31.1% to $28.5 million versus the comparable 2003 period. Positive direct foreign currency translation effects increased European net sales by approximately 16% in the 2004 first quarter.  The shipment of a large order to a new European customer during the first quarter 2004 contributed 17% to Europe’s sales growth.   The acquisition of Walter-Broadley during the first quarter 2004 added 13% to Europe’s sales growth.  Despite these increases, Europe’s net sales continue to be adversely impacted by weakness in European economies, in part as a result of the strength of the Euro compared to the U.S. dollar.

OTHER INTERNATIONAL - In other international markets, sales for the first quarter of 2004 totaled $11.7 million, up 14.8% from the 2003 first quarter. Positive direct foreign currency translation effects increased sales in other international markets by approximately 11% in the 2004 first quarter.  The remaining increase resulted from stronger sales in certain international markets including Australia, South Africa and Asia.

Gross Profit

Gross profit margin was 40.3% for the first quarter of 2004 compared with 38.7% reported in 2003.  The improvement of 1.6% in gross profit margin is primarily attributable to positive foreign currency exchange effects and a shift in the mix of products sold between periods, with higher volumes of equipment sold for industrial cleaning applications and sales of aftermarket parts and service.  In addition, 2003 gross margin included a charge for the write-down of inventory related to the dissolution of the joint venture as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Operating Expenses

Selling and administrative (S&A) expenses in the first quarter 2004 increased 11.8% to $39.7 million from $35.5 million in 2003.  Approximately $1.7 million is due to foreign currency exchange effects.  The Walter-Broadley acquisition contributed another $0.8 million to the increase. The remaining increase primarily reflects annual wage increases, higher marketing expenses and an increase in variable selling costs on higher sales.  S&A expense as a percentage of sales was 33.3%, up from 31.4% in the comparable quarter last year.  This increase is primarily the result of $6.4 million of deferred revenue that was recognized as a result of the amendment of the agreement with our third-party lessor, for which there was no related selling and administrative expense in the first quarter of 2003.

TENNANT COMPANY

Quarterly Report – Form 10-Q

Income Taxes

The effective tax rates for the first quarter were 42.0% for 2004 and 40.7% for 2003.  The increase in the tax rate between periods is primarily attributable to a change in the mix of taxable earnings by country. We expect the effective tax rate to be approximately 42% for the full year 2004.  Our estimated effective tax rate for 2004 is based on current full-year forecasts of taxable earnings in domestic and foreign jurisdictions. The effective tax rate for the full year may be subject to change to the extent the forecasts change in total, or by taxing jurisdiction or to changes in tax laws and regulations.

Liquidity and Capital Resources

The debt-to-total-capitalization ratio was 5.1% at March 31, 2004 versus 4.2% at December 31, 2003.  Cash and cash equivalents totaled $19.9 million at March 31, 2004, compared to $24.6 million at December 31, 2003.  We believe that the combination of internally generated funds and available financing sources are more than sufficient to meet our cash requirements for the next year.

OPERATING ACTIVITIES - Operating activities provided $8.6 million of cash during the quarter ended March 31, 2004.  In the comparable 2003 period, cash of $0.3 million was used in operating activities.  The increase in operating cash flow between periods is partially attributable to a decrease in receivables.  Days Sales Outstanding (DSO) in 2004 was 60 days compared to 63 days in 2003. In addition, operating cash flows during the first three months of 2003 were impacted by payments of accrued restructuring liabilities and a one-time royalty obligation. Days Inventory on Hand (DIOH) decreased 7 days to 101 days.

INVESTING ACTIVITIES – In January 2004, we acquired all of the stock of Walter-Broadley for $6.5 million in cash, subject to certain post-closing adjustments as well as assuming $2.6 million in outstanding debt, of which $2.5 million was immediately retired.  The cost of acquisition was paid for through cash and cash equivalents and funds provided by operations. Capital expenditures were $4.4 million during the first quarter of 2004 compared to $2.1 million in the same period of 2003.  The increase is primarily attributable to a significant capital project to install a new powder paint system, which is scheduled to be in service by the end of 2004. We currently anticipate full-year capital spending to be in the range of $18 to $23 million.

FINANCING ACTIVITIES – During the first quarter of 2004, $2.5 million in assumed Walter-Broadley debt was retired.  During the first quarter of 2003, short-term borrowings in Europe were paid down using the proceeds from the sale of office property in the UK while in the first quarter of 2004, net short-term borrowings increased to support operating cash needs.

Management regularly reviews our business operations with the objective of improving financial performance and maximizing our return on investment.  In this regard, we continue to consider actions to improve financial performance which, if taken, could result in material nonrecurring charges.

TENNANT COMPANY

Quarterly Report – Form 10-Q

Quantitative and Qualitative Disclosures About Market Risk

Our market risk includes the risk of adverse changes in foreign currency exchange rates.  Direct foreign currency exchange fluctuations from a weak U.S. dollar increased earnings per diluted share by approximately $0.10 for the first quarter of 2004 compared with the year-ago period.  We could experience favorable or unfavorable foreign exchange effects for the remainder of 2004, compared with prior year results. Additional information on market risk is included in the Management’s Discussion and Analysis section of our Form 10-K filing for the year ended December 31, 2003.

We are subject to exposures resulting from potential price increases of certain commodities in the purchase of raw materials or other product components.  Recently, increased worldwide demand and other factors have caused prices for steel and related products to increase. Given the worldwide steel market conditions, we anticipate significant price increases in our steel-based raw materials and component parts in 2004. We purchase approximately $11 million of raw or fabricated steel annually and do not maintain an inventory of steel in excess of our near-term production requirements. We also purchase component parts that contain steel.  During the first quarter of 2004, we incurred approximately $0.1 million in additional cost due to steel surcharges and price increases passed through to us from our vendors. We will continue to focus on mitigating the impact of the anticipated steel price increases through product pricing and negotiations with our vendors. Successful mitigation of the impact will depend upon our ability to increase prices in a competitive market.

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act.  These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events.  Any such expectations or forecasts of future events are subject to a variety of factors.  These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve.  Particular risks and uncertainties presently facing us include:

•                  The potential for soft markets in certain regions, including North America, Asia, Latin America and Europe.

•                  Geo-political and economic uncertainty throughout the world.

•                  Changes in tax laws and regulations including the repeal of the foreign export benefit.

•                  Inflationary pressures.

•                  The potential for increased competition in our business.

•                  The relative strength of the U.S. dollar, which affects the cost of our products sold internationally.

•                  Fluctuations in the cost or availability of raw materials; the success of new products; projections of future financial and operating results.

•                  Successful integration of acquisitions.

•                  The ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions; and our plans for growth.

We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown.  For additional information about factors that could materially affect our results, please see our other Securities and Exchange Commission filings.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

TENNANT COMPANY

Quarterly Report – Form 10-Q

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

(b)  Changes in internal controls.  There were no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

(e) On May 3, 2001, Tennant Company announced the authorization to purchase up to 400,000 shares of our common stock.  These share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs.

For the Quarter Ended 3/31/2004	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased

January 1 - 31, 2004	—	$—	—	107,063

February 1 - 29, 2004	7,800	40.40	7,800	99,263

March 1 - 31, 2004	7,200	40.39	7,200	92,063

Total	15,000	$40.40	15,000	92,063

TENNANT COMPANY

Quarterly Report – Form 10-Q

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

(b)                     Reports on Form 8-K

Form 8-K, dated January 13, 2004, furnishing the news release for the company’s announcement of its acquisition of Walter-Broadley Machines Limited.

Form 8-K, dated February 5, 2004, furnishing the news release for the company’s fourth quarter earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	May 7, 2004	/s/ Janet M. Dolan
Janet M. Dolan
President and Chief Executive Officer

Date:	May 7, 2004	/s/ Anthony T. Brausen
Anthony T. Brausen
Vice President, Chief Financial Officer, and Treasurer

Date:	May 7, 2004	/s/ Gregory M. Siedschlag
Gregory M. Siedschlag
Corporate Controller and Principal Accounting Officer