Form 10-Q
period 2004-06-30
TENNANT CO
filed 2004-08-06
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2004

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

The number of shares outstanding of Registrant’s common stock, par value $.375 on July 30, 2004, was             .

TENNANT COMPANY

Quarterly Report – Form 10-Q

ITEM 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net sales	$128,790	$110,772	$247,892	$223,909
Cost of sales	77,688	65,632	148,773	134,950
Gross profit	51,102	45,140	99,119	88,959
Operating expense:
Research and development expenses	4,370	4,228	8,424	8,408
Selling and administrative expenses	40,249	35,392	79,920	70,861
Total operating expenses	44,619	39,620	88,344	79,269

Profit from operations	6,483	5,520	10,775	9,690

Interest income, net	11	192	99	314
Other expense, net	(432)	(330)	(404)	(326)

Profit before income taxes	6,062	5,382	10,470	9,678
Income tax expense	2,337	2,146	4,188	3,896

Net earnings	$3,725	$3,236	$6,282	$5,782

Per share:

Basic earnings	$0.41	$0.36	$0.70	$0.64
Diluted earnings	$0.41	$0.36	$0.69	$0.64
Dividends	$0.21	$0.21	$0.42	$0.42

Weighted average number of shares:

Basic	9,002	8,966	9,008	8,971
Diluted	9,152	9,000	9,167	9,006

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY

Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	June 30, 2004	December 31, 2003

ASSETS

Cash and cash equivalents	$20,898	$24,587
Receivables, less allowances of $5,433 and $5,545 respectively	88,147	85,640
Inventories	52,249	54,682
Prepaid expenses	2,854	2,494
Deferred income taxes, current portion	8,235	8,967
Total current assets	172,383	176,370

Property, plant and equipment, net	62,547	61,121
Deferred income taxes, long-term portion	1,774	1,609
Goodwill	23,415	17,812
Other intangibles, net	1,490	—
Other assets	3,639	1,961
Total assets	$265,248	$258,873

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt and collateralized borrowings	$7,847	$1,030
Accounts payable, accrued expenses and deferred revenues	60,153	58,477
Total current liabilities	68,000	59,507

Long-term debt	1,649	6,295
Long-term employee-related benefits	28,221	27,455
Total liabilities	97,870	93,257

SHAREHOLDERS’ EQUITY

Common stock	3,386	3,385
Additional paid-in capital	301	355
Unearned restricted shares	(508)	(551)
Retained earnings	170,682	168,180
Accumulated other comprehensive loss	(933)	(338)
Receivable from ESOP	(5,550)	(5,415)
Total shareholders’ equity	167,378	165,616
Total liabilities and shareholders’ equity	$265,248	$258,873

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY

Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30
	2004	2003

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$6,282	$5,782

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	6,346	7,091
Deferred tax expense	282	—
Changes in operating assets and liabilities:
Accounts receivable	(150)	746
Inventory	4,011	2,740
Accounts payable, accrued expenses and deferred revenue	(1,306)	(6,917)
Other current/noncurrent assets and liabilities	478	1,096
Other, net	512	(2,865)
Net cash flows related to operating activities	16,455	7,673

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(8,106)	(4,958)
Acquisition of Walter-Broadley, net	(6,491)	—
Proceeds from disposals of property, plant and equipment	1,025	2,667
Net cash flows related to investing activities	(13,572)	(2,291)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(193)	(2,855)
Payments of long-term debt	—	(5,000)
Payment of assumed Walter-Broadley debt	(2,516)	—
Proceeds from issuance of common stock	739	334
Purchases of common stock	(1,211)	(1,825)
Dividends paid	(3,780)	(3,762)
Net cash flows related to financing activities	(6,961)	(13,108)

Effect of exchange rate changes on cash and cash equivalents	389	80

Net decrease in cash and cash equivalents	(3,689)	(7,646)

Cash and cash equivalents at beginning of year	24,587	16,356

Cash and cash equivalents at end of period	$20,898	$8,710

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Collateralized borrowings incurred for operating lease equipment	$600	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(1)       Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the condensed consolidated financial statements.

In our opinion, the accompanying unaudited, condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly our financial position as of June 30, 2004, the results of our operations for the three and six months ended June 30, 2004 and 2003 and our cash flows for the six months ended June 30, 2004 and 2003.  These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with current year presentation.

In January 2004, we acquired Walter-Broadley Machines Limited, a cleaning equipment company based in the United Kingdom, with annual sales of approximately $13 million. We paid $6,491 million in the form of cash and debt, subject to certain post-closing adjustments, for all of the stock of Walter-Broadley and assumed $2,576 million in outstanding debt, of which $2,516 million was immediately retired. The acquisition significantly increases our customer base and service coverage in the United Kingdom.  This acquisition is further described in Note 12 to the Condensed Consolidated Financial Statements.

(2)       Unusual Items

During the first quarter of 2003, we amended the agreement with our U.S. third-party lessor.  Prior to this amendment, the agreement contained a retained ownership risk provision that precluded revenue recognition at the time of shipment for equipment sales to the third-party lessor that were considered operating leases.  The amendment eliminated the retained ownership risk provision and was retroactive to the beginning of the agreement.  This resulted in the recognition of previously deferred revenue of $6,430 in first quarter of 2003, increasing net earnings by $1,796 or $0.20 per diluted share and also resulted in revenue recognition at the time of shipment for U.S. equipment sales under this agreement.

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

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(3)       Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market.  Inventories at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003

FIFO Inventories:
Finished goods	$34,016	$38,639
Raw materials, parts and work-in-process	39,028	37,179
Total FIFO inventories	73,044	75,818
LIFO reserve	(20,795)	(21,136)
LIFO inventories	$52,249	$54,682

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(4)       Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2004 and 2003 were $611 and $1,948, respectively.  Interest costs paid during the six months ended June 30, 2004 and 2003 were $572 and $445, respectively.

(5)       Comprehensive Income

We report accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Comprehensive income is comprised of the net earnings and other comprehensive income (loss).  Other comprehensive income (loss) consists solely of foreign currency translation adjustments.  The reconciliations of net earnings to comprehensive income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net earnings	$3,725	$3,236	$6,282	$5,782
Foreign currency translation adjustments	(360)	988	(595)	1,473
Comprehensive income	$3,365	$4,224	$5,687	$7,255

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(6)       Earnings Per Share Computation

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Weighted average shares outstanding – Basic	9,002	8,966	9,008	8,971

Dilutive share equivalents	150	34	159	35

Weighted average shares outstanding – Diluted	9,152	9,000	9,167	9,006

Net earnings	$3,725	$3,236	$6,282	$5,782

Earnings per share – Basic	$0.41	$0.36	$0.70	$0.64

Earnings per share – Diluted	$0.41	$0.36	$0.69	$0.64

(7)       Segment Reporting

We operate in one industry segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces.  The following table sets forth net sales by geographic area:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Geographical Net Sales(1)
North America	$87,772	$78,082	$166,638	$159,265
Europe	28,734	20,994	57,269	42,755
Other International	12,284	11,696	23,985	21,889
Total	$128,790	$110,772	$247,892	$223,909

(1)     Net of intercompany sales.

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(8)       Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

	Goodwill	Other Intangibles
Balance, December 31, 2003	$17,812	$—

Additions	5,828	1,522
Amortization expense	—	(11)
Foreign currency fluctuations	(225)	(21)
Balance, June 30, 2004	$23,415	$1,490

The additions to goodwill and other intangible assets during the first six months of 2004 were based on the purchase price allocation of the Walter-Broadley acquisition in January 2004, as discussed in Note 12 to the Condensed Consolidated Financial Statements.  These other intangible assets, consisting of customer lists and the trade name, will be amortized over useful lives ranging from 4 to 20 years, based on the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(9)       Stock-Based Compensation

We account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price.  Accordingly, no compensation cost has been recognized for stock option plans.  At June 30, 2004, we had six stock-based employee compensation plans, which are described in Note 13 of the 2003 Annual Report on Form 10-K.

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

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

Had stock-based compensation cost been determined using the fair value-based method of accounting under SFAS 123, net earnings would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net earnings – as reported	$3,725	$3,236	$6,282	$5,782
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(337)	(219)	(653)	(457)
Net earnings – pro forma	$3,388	$3,017	$5,629	$5,325

Earnings per share:
Basic – as reported	$0.41	$0.36	$0.70	$0.64
Basic – pro forma	$0.38	$0.34	$0.62	$0.59

Diluted – as reported	$0.41	$0.36	$0.69	$0.64
Diluted – pro forma	$0.37	$0.34	$0.61	$0.59

(10)     Warranty Reserves

We record a liability for warranty claims at the time of sale.  The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors.  Warranty terms on machines range from one to four years.  The changes in warranty reserve balances for the six months ended June 30, 2004 and 2003 were as follows:

	June 30, 2004	June 30, 2003
Beginning balance	$6,018	$4,519
Additions charged to expense	3,794	4,048
Change in estimate	271	—
Claims paid	(3,652)	(3,831)
Ending balance	$6,431	$4,736

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(11)     Retirement Benefit Plans

Tennant Company has contributed $184 during the second quarter and $396 for the first six months of 2004 to the postretirement medical benefit plan.  We have contributed $28 during the second quarter and $56 for the first six months of 2004 to our supplemental benefit plan.  We expect to contribute approximately $800 to the postretirement medical benefit plan and approximately $100 to the supplemental benefit plan during 2004.  No contributions to the pension plan are expected to be required during 2004.

The components of the net periodic cost (benefit) for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Pension Benefits:

Service cost	$213	$214	$443	$428
Interest cost	422	390	836	780
Expected return on plan assets	(651)	(623)	(1,300)	(1,246)
Recognized actuarial gain	(176)	(195)	(297)	(390)
Amortization of transition obligation	(5)	(6)	(11)	(11)
Amortization of prior service cost	142	143	285	285
Net periodic benefit	$(55)	$(77)	$(44)	$(154)

Postretirement Medical Benefits:

Service cost	$134	$99	$236	$198
Interest cost	344	252	606	505
Recognized actuarial loss	—	3	—	5
Net periodic cost	$478	$354	$842	$708

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(12)     Walter-Broadley Acquisition

In January 2004, we acquired Walter-Broadley Machines Limited, a cleaning equipment company based in the United Kingdom, with annual sales of approximately $13 million. We paid $6,491 in the form of cash and debt, subject to certain post-closing adjustments, for all of the stock of Walter-Broadley and assumed $2,576 in outstanding debt, of which $2,516 was immediately retired. The acquisition significantly increases our customer base and service coverage in the United Kingdom. The acquisition is not material to our operations or financial position. The operations of Walter-Broadley have been included in our results of operations since the date of the acquisition.  A preliminary allocation of the purchase price to assets acquired and liabilities assumed has been recorded as of June 30, 2004.  The purchase price allocation may change for up to one-year subsequent to the acquisition date.  The purchase price allocation may be adjusted based on the final determination of the fair value of assets acquired and liabilities assumed and post closing adjustments. These adjustments are not expected to be material. The components of the purchase price based upon our preliminary purchase price allocation are as follows:

Net tangible assets acquired	$1,717
Debt assumed	(2,576)
Identifiable intangible assets	1,522
Goodwill	5,828
$6,491

TENNANT COMPANY

Quarterly Report – Form 10-Q

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

During the second quarter 2004, net earnings increased 15.1% to $3.7 million or $0.41 per diluted share compared to the same period in 2003.  Net earnings were impacted by:

•      The direct favorable foreign currency exchange impact on net earnings of approximately $0.7 million or $0.08 per dilutive share.

•      A dilutive impact of $0.05 resulting from the acquisition of Walter-Broadley.

•      Growth in net sales of 16.3% to $128.8 million driven by growth in North America and Europe. The acquisition of Walter-Broadley contributed about 2% to net sales while foreign exchange added approximately 2%.

•      A decline in gross profit margins of 1.1% to 39.7% primarily due to increases in steel costs and a write-down of slow moving and excess inventory.

•      An increase in selling and administrative (S&A) expenses of $4.9 million or 13.7% to $40.2 million primarily due to increases in performance-based incentive compensation expense as well as marketing, health care and corporate governance costs. In addition, the Walter-Broadley acquisition increased S&A expenses by $0.9 million while foreign currency effects added $0.8 million.

For the six months ended June 30, 2004, net earnings increased 8.6% to $6.3 million or $0.69 per diluted share compared to the same period in 2003.  Net earnings were impacted by:

•      The direct favorable foreign currency exchange impact on net earnings of approximately $1.7 million or $0.18 per dilutive share.

•      A dilutive impact of $0.08 resulting from the acquisition of Walter-Broadley.

•      Growth in net sales of 10.7% to $247.9 million driven by sales increases in North America and Europe. The acquisition of Walter-Broadley contributed about 2% to net sales while foreign exchange added approximately 4%.

•      An increase in S&A expenses of $9.1 million or 12.8% to $79.9 million partially resulting from foreign currency exchange effects of $2.5 million.  The remaining increase is primarily due to an increase in performance-based incentive compensation expense and increased expenses resulting from the Walter-Broadley acquisition.

The six-month period ended June 30, 2003 included two unusual items, which contributed net earnings of $0.06 per diluted share to the six-month period.  The recognition of previously deferred revenue of $6.4 million in 2003 increased net earnings by $1.8 million after-tax ($2.9 million pre-tax) or $0.20 per diluted share and also resulted in revenue recognition at the time of shipment for U.S. equipment sales under this agreement.  In addition, a charge totaling $1.2 million after-tax ($2.0 million pre-tax) or $0.14 per diluted share was recognized during the first six months of 2003 resulting from the decision to dissolve a joint venture with an unrelated third party.

During the second quarter and first six months of 2004, our results were favorably impacted by weakness of the U.S. dollar against the Euro, the Australian and Canadian dollars, the British pound and the Japanese yen. We can estimate the direct financial impact of foreign currency exchange on net sales and earnings; however, it is difficult to estimate the indirect financial impact.

TENNANT COMPANY

Quarterly Report – Form 10-Q

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

In January 2004, we acquired Walter-Broadley Machines Limited, a cleaning equipment company based in the United Kingdom, with annual sales of approximately $13 million, as discussed in Note 12 to the Condensed Consolidated Financial Statements.  We paid $6.5 million in the form cash and debt, subject to certain post-closing adjustments, for all of the stock of Walter-Broadley and assumed $2.6 million in outstanding debt, of which $2.5 million was immediately retired. The acquisition significantly increases our customer base and service coverage in the United Kingdom. The acquisition had a dilutive impact of approximately $0.08 during the first six months of 2004 resulting from certain integration costs and a short-term impact on gross profit margins related to purchase accounting, which are substantially complete.

Historical Results

The following compares the historical results of operations for the three- and six-month periods ended June 30, 2004 and 2003 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended June 30				Six Months Ended June 30
	2004	%	2003	%	2004	%	2003	%
Net sales	$128,790	100.0	$110,772	100.0	$247,892	100.0	$223,909	100.0
Cost of sales	77,688	60.2	65,632	59.2	148,773	60.0	134,950	60.3
Gross profit	51,102	39.7	45,140	40.8	99,119	40.0	88,959	39.7
Research and development expenses	4,370	3.4	4,228	3.8	8,424	3.4	8,408	3.8
Selling and administrative expenses	40,249	31.3	35,392	32.0	79,920	32.2	70,861	31.6
Profit from operations	6,483	5.0	5,520	5.0	10,775	4.3	9,690	4.3
Interest income, net	11	—	192	0.2	99	—	314	0.1
Other expense, net	432	0.3	330	0.3	404	0.2	326	0.1
Profit before income taxes	6,062	4.7	5,382	4.9	10,470	4.2	9,678	4.3
Income tax expense	2,337	1.8	2,146	1.9	4,188	1.7	3,896	1.7
Net earnings	$3,725	2.9	$3,236	2.9	$6,282	2.5	$5,782	2.6
Earnings per diluted share	$0.41	—	$0.36	—	$0.69	—	$0.64	—

TENNANT COMPANY

Quarterly Report – Form 10-Q

Net Sales

Consolidated net sales of $128.8 million for the second quarter 2004 increased 16.3% compared to second quarter 2003 sales of $110.8 million.  The increase in net sales for the quarter was driven by sales growth in North America and Europe. In addition, the acquisition of Walter-Broadley in January 2004 increased net sales in the second quarter by approximately 2%. Positive direct foreign currency exchange fluctuations, resulting primarily from a weakened U.S. dollar compared to the Euro, Japanese yen, British pound sterling and Canadian and Australian dollars increased net sales by approximately 2% in the 2004 second quarter.

Consolidated net sales of $247.9 million for the six months ended June 30, 2004 increased 10.7% compared $223.9 million in  2003. Positive direct foreign currency exchange fluctuations increased net sales by approximately 4% for the six months ended June 30, 2004.  The acquisition of Walter-Broadley increased net sales by approximately 2%.  The remaining increase was a result of sales growth in all geographic areas. Net sales for the first six months of 2003 included the one-time recognition of $6.4 million in previously deferred revenue in the first quarter of 2003, as discussed in Note 2 to the Condensed Consolidated Financial Statements.

The following table sets forth the net sales by geographic area for the three- and six-month periods ending June 30, 2004 and 2003 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	%	2004	2003	%
North America	$87,772	$78,082	12.4	$166,638	$159,265	4.6
Europe	28,734	20,994	36.9	57,269	42,755	33.9
Other International	12,284	11,696	5.0	23,985	21,889	9.6
Total Net Sales	$128,790	$110,772	16.3	$247,892	$223,909	10.7

NORTH AMERICA - North American sales for the 2004 second quarter increased 12.4% to $87.8 million compared with $78.1 million in 2003.  Growth in second quarter sales was driven by strong equipment sales resulting from the continued economic recovery in North America and new product introductions during the quarter as well as growth in aftermarket parts and service compared to the same period last year.

North American sales for the six months ending June 30, 2004 increased 4.6% to $166.6 million compared with $159.3 million in 2003.  Growth in year-to-date sales was driven by increases in equipment sales resulting from the continued economic recovery in North America as well as growth in aftermarket parts and service compared to the same period last year.  Positive direct foreign currency translation effects contributed approximately 1% to North American sales growth in the first six months of 2004. In addition, the first six months of 2003 included the one-time recognition of $6.4 million of previously deferred revenue discussed in Note 2 to the Condensed Consolidated Financial Statements.

TENNANT COMPANY

Quarterly Report – Form 10-Q

EUROPE - In Europe, net sales for the 2004 second quarter increased 36.9% to $28.7 million versus the comparable 2003 period. The acquisition of Walter-Broadley in January 2004 added 13% to Europe’s second quarter sales growth.  Positive direct foreign currency translation effects increased European net sales by approximately 9% in the 2004 second quarter.  The remaining increase was due to sales growth resulting in part from our expanded sales and service coverage in selected countries.

Europe’s net sales for the six months ended June 30, 2004 increased 33.9% to $57.3 million versus the comparable 2003 period. The acquisition of Walter-Broadley in January 2004 added 13% to Europe’s year-to-date sales growth.  Positive direct foreign currency translation effects increased European net sales by approximately 13% during the first six months of 2004.  The shipment of a large order to a new European customer, primarily in the first quarter of 2004, contributed approximately 10% to Europe’s year-to-date sales growth.

OTHER INTERNATIONAL - In other international markets, sales for the second quarter of 2004 totaled $12.3 million, up 5.0% from the 2003 second quarter. Positive direct foreign currency translation effects increased sales in other international markets by approximately 6% in the 2004 second quarter.   Second quarter 2004 sales increases in Australia and Asia were offset by weaker demand in Latin America and the Middle East during the quarter.

Sales in other international markets for the six months ended June 30, 2004 totaled $24.0 million, up 9.6% from the same period in 2003. Positive direct foreign currency translation effects increased sales in other international markets by approximately 8% in the first six months of 2004.  The remaining increase resulted from stronger sales in several international markets including Asia and Australia.

Gross Profit

Gross profit margin was 39.7% for the second quarter of 2004 compared with 40.8% reported in 2003.  The decline in gross margin was partially attributable to increases in steel costs during the quarter. A selling price surcharge on certain products was implemented during the second quarter, which partially offset the impact of the increased steel costs.  In addition, gross profit margins were impacted by a write-down of slow moving and excess inventory during the quarter resulting from an ongoing comprehensive analysis of inventory levels.

Gross profit margin was 40.0% for the first six months of 2004 compared with 39.7% reported in 2003.  The slight increase in gross profit margins on a year-to-date basis is primarily attributed to a shift in the mix of products sold between periods and foreign currency exchange effects.

Operating Expenses

S&A expenses in the second quarter 2004 increased 13.7% to $40.2 million from $35.4 million in 2003. Approximately $0.8 million is due to foreign currency exchange effects.  The Walter-Broadley acquisition contributed another $0.9 million to the increase. The remaining increase in S&A expenses is primarily attributable to an increase in performance-based incentive compensation expense, and an increase in marketing expenses to support in-depth market research and product launches scheduled for the second half of 2004. In addition, S&A expense was impacted by higher health care and corporate governance costs compared to the same quarter last year.  S&A expense as a percentage of sales was 31.3%, down from 32.0% in the comparable quarter last year.  The improvement as a percentage of sales is primarily driven by our ability to leverage sales growth.

TENNANT COMPANY

Quarterly Report – Form 10-Q

S&A expenses for the six months ended June 30, 2004 increased 12.8% to $79.9 million from $70.9 million in 2003.  Approximately $2.5 million is due to foreign currency exchange effects.  The Walter-Broadley acquisition contributed another $1.7 million to the increase. The remaining increase primarily reflects an increase in performance-based incentive compensation expense.  S&A expense as a percentage of sales was 32.2%, up from 31.6% in the comparable period last year.  This increase is primarily the result of $6.4 million of deferred revenue that was recognized as a result of the amendment of the agreement with our third-party lessor, for which there was no related S&A expense in the first quarter of 2003.

Income Taxes

The effective tax rates for the second quarter were 38.6% for 2004 and 39.9% for 2003.  The decrease in the effective tax rate between quarters is primarily related to a one-time benefit resulting from the release of a valuation allowance on a foreign capital loss carryforward.

The year-to-date effective tax rates were 40.0% for 2004 and 40.3% for 2003.  We expect the effective tax rate to be approximately 41-42% for the full year 2004.  Our estimated effective tax rate for 2004 is based on current forecasts of full-year taxable earnings in domestic and foreign jurisdictions. The effective tax rate for the full year may be subject to change to the extent the forecasts change in total or by taxing jurisdiction or to the extent of changes in tax laws and regulations.

Liquidity and Capital Resources

The debt-to-total-capitalization ratio was 5.4% at June 30, 2004 versus 4.2% at December 31, 2003.  Cash and cash equivalents totaled $20.9 million at June 30, 2004, compared to $24.6 million at December 31, 2003.  We believe that the combination of cash, internally generated funds and available financing sources are more than sufficient to meet our cash requirements for the next year.

During the second quarter of 2004, we entered into a purchase commitment with a third-party manufacturer totaling $3.3 million through January 2005.

OPERATING ACTIVITIES - Operating activities provided $16.5 million of cash during the six months ended June 30, 2004.  In the comparable 2003 period, operating activities provided cash of $7.7 million.  The cash provided from operating activities for the six months ended June 30, 2004 was primarily driven by a reduction in inventories as well as growth in net earnings. The reduction in inventories resulted from our ongoing efforts to reduce inventory levels and the implementation of lean manufacturing principles. Inventory on Hand (DIOH) decreased 23 days to 89 days as of June 30, 2004 compared to the same period last year. For the six months ended June 30, 2003, cash provided by operations was impacted by payments of restructuring liabilities and a one-time royalty obligation.

INVESTING ACTIVITIES – In January 2004, we acquired all of the stock of Walter-Broadley for $6.5 million in the form of cash and debt, subject to certain post-closing adjustments as well as assuming $2.6 million in outstanding debt, of which $2.5 million was immediately retired.  The cost of acquisition was paid for through cash and cash equivalents and funds provided by operations. Capital expenditures were $8.1 million during the first six months of 2004 compared to $5.0 million in the same period of 2003.  The increase is primarily attributable to a significant capital project to install a new powder paint system, which is scheduled to be in service by the end of 2004. We currently anticipate full-year capital spending to be in the range of $18 to $23 million.

TENNANT COMPANY

Quarterly Report – Form 10-Q

FINANCING ACTIVITIES – During the first six months of 2004, $2.5 million in assumed Walter-Broadley debt was retired. During the first six months of 2003, significant uses of cash included a $5.0 million scheduled debt repayment and the pay down of short-term borrowings in Europe using the proceeds from the sale of office property in the UK.

Quantitative and Qualitative Disclosures About Market Risk and Other Matters

Our market risk includes the risk of adverse changes in foreign currency exchange rates.  Direct foreign currency exchange fluctuations from a weak U.S. dollar increased earnings per diluted share by approximately $0.18 for the six months ended June 30, 2004 compared with the year-ago period.  We could experience favorable or unfavorable foreign exchange effects for the remainder of 2004, compared with prior year results. Additional information on market risk is included in the Management’s Discussion and Analysis section of our Form 10-K filing for the year ended December 31, 2003.

We are subject to exposures resulting from potential price increases related to our purchases of raw materials or other product components.  Recently, increased worldwide demand and other factors have caused prices for steel and related products to increase. Given the worldwide steel market conditions, we anticipate significant price increases in our steel-based raw materials and component parts in 2004. We purchase approximately $11 million of raw or fabricated steel annually and do not maintain an inventory of steel in excess of our near-term production requirements. We also purchase component parts that contain steel.  We continue to focus on mitigating the impact of the anticipated steel price increases through product pricing and negotiations with our vendors. Successful mitigation of the impact will depend upon our ability to increase prices in a competitive market.

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

•      Fluctuations in the cost or availability of raw materials.

•      The success and timing of new products.

•      Projections of future financial and operating results.

•      Successful integration of acquisitions.

•      The ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.

•      Our plans for growth.

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

TENNANT COMPANY

Quarterly Report – Form 10-Q

(b)  Changes in internal controls.  There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the Quarter Ended 6/30/2004	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased
April 1 – 30, 2004	352	(1)	$41.90	—	92,063
May 1 – 31, 2004	16,124		$37.55	16,124	75,939
June 1 – 30, 2004	—		—	—	75,939
Total	16,476		$37.45	16,124	75,939

(1) Includes shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options under employee stock compensation plans.

ITEM 4 - Submission of Matters to a Vote of Security Holders

Tennant Company held its Annual Meeting of Shareholders on May 6, 2004, for the purpose of electing two directors, ratifying the appointment of KPMG LLP as our independent auditors and transacting such other business as would properly come before the meeting. Results of shareholder voting on these matters were as follows:

	For	Withhold
1. Election of two Class III directors for a three year term expiring in 2007:
James T. Hale	8,013,656	518,977
Pamela K. Knous	7,992,541	540,092

	For	Against	Abstain	Broker Non-Vote
2. Ratify the appointment of KPMG LLP as independent auditors for the Company.	7,910,027	294,521	328,085	—

There were 9,011,788 shares of common stock entitled to vote at the meeting and a total of 8,532,634 shares (94.68%) were represented at the meeting.

TENNANT COMPANY

Quarterly Report – Form 10-Q

ITEM 6 - Exhibits and Reports on Form 8-K

(a)       Exhibits

Item #	Description	Method of Filing

3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.

3ii	By-Laws	Incorporated by reference to Exhibit 3ii to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.3	Tennant Company Restricted Stock Plan for Nonemployee Directors (as amended and restated effective May 6, 2004)	Filed herewith electronically.

10.6	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)	Filed herewith electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.

32	Section 1350 Certifications	Filed herewith electronically.

(b)       Reports on Form 8-K

Form 8-K, dated April 22, 2004, furnishing the news release for the company’s first quarter earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 6, 2004	/s/ Janet M. Dolan
Janet M. Dolan
President and Chief Executive Officer

Date:	August 6, 2004	/s/ Anthony T. Brausen
Anthony T. Brausen
Vice President, Chief Financial Officer, and Treasurer

Date:	August 6, 2004	/s/ Gregory M. Siedschlag
Gregory M. Siedschlag
Corporate Controller and Principal Accounting Officer