Form 10-Q
period 2004-09-30
TENNANT CO
filed 2004-11-05
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2004
Commission File No. 1-16191

TENNANT COMPANY

Incorporated in Minnesota	IRS Emp ID No. 410572550

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota 55440

Telephone No. 763-540-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    [X]   No    [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes    [X]   No    [  ]

The number of shares outstanding of Registrant’s common stock, par value $.375 on October 29, 2004, was 8,999,054.

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Net sales	$120,457	$110,058	$368,349	$333,967
Cost of sales	73,035	65,982	221,808	200,934

Gross profit	47,422	44,076	146,541	133,033

Operating expense:
Research and development expenses	4,274	4,101	12,697	12,509
Selling and administrative expenses	41,300	34,617	121,220	105,476

Total operating expenses	45,574	38,718	133,917	117,985

Profit from operations	1,848	5,358	12,624	15,048
Interest income, net	111	228	210	542
Other expense, net	(460)	(363)	(864)	(689)

Profit before income taxes	1,499	5,223	11,970	14,901
Income tax expense	475	1,934	4,664	5,830

Net earnings	$1,024	$3,289	$7,306	$9,071

Per share:

Basic earnings	$0.11	$0.37	$0.81	$1.01
Diluted earnings	$0.11	$0.36	$0.80	$1.00
Dividends	$0.22	$0.21	$0.64	$0.63

Weighted average number of shares:

Basic	8,990	8,969	9,002	8,971
Diluted	9,129	9,026	9,153	9,028

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2004	December 31, 2003

ASSETS

Cash and cash equivalents	$23,913	$24,587
Receivables, less allowances of $4,840 and $5,545 respectively	84,338	85,640
Inventories	55,614	54,682
Prepaid expenses	4,010	2,494
Deferred income taxes, current portion	9,502	8,967

Total current assets	177,377	176,370

Property, plant and equipment, net	65,656	61,121
Deferred income taxes, long-term portion	2,330	1,609
Goodwill	23,488	17,812
Other intangibles, net	1,426	—
Other assets	2,982	1,961

Total assets	$273,259	$258,873

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt and collateralized borrowings	$7,077	$1,030
Accounts payable, accrued expenses and deferred revenues	70,000	58,477

Total current liabilities	77,077	59,507
Long-term debt	1,693	6,295
Long-term employee-related benefits	28,152	27,455

Total liabilities	106,922	93,257

SHAREHOLDERS’ EQUITY

Common stock	3,383	3,385
Additional paid-in capital	—	355
Unearned restricted shares	(351)	(551)
Retained earnings	169,708	168,180
Accumulated other comprehensive loss	(785)	(338)
Receivable from ESOP	(5,618)	(5,415)

Total shareholders’ equity	166,337	165,616

Total liabilities and shareholders’ equity	$273,259	$258,873

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30

	2004	2003

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$7,306	$9,071

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	9,717	10,391
Deferred tax expense	(1,539)	—
Changes in operating assets and liabilities:
Accounts receivable	3,444	(3,149)
Inventory	1,073	5,272
Accounts payable, accrued expenses and deferred revenue	8,291	1,534
Other current/noncurrent assets and liabilities	156	2,196
Other, net	1,349	(1,828)

Net cash flows related to operating activities	29,797	23,487

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(14,751)	(6,502)
Acquisition of Walter Broadley, net	(6,491)	—
Proceeds from disposals of property, plant and equipment	1,141	3,456

Net cash flows related to investing activities	(20,101)	(3,046)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(1,045)	(3,167)
Payments of long-term debt	—	(5,000)
Payment of assumed Walter Broadley debt	(2,516)	—
Proceeds from issuance of common stock	779	672
Purchases of common stock	(1,967)	(2,395)
Dividends paid	(5,756)	(5,645)

Net cash flows related to financing activities	(10,505)	(15,535)

Effect of exchange rate changes on cash and cash equivalents	135	(112)

Net (decrease) increase in cash and cash equivalents	(674)	4,794

Cash and cash equivalents at beginning of year	24,587	16,356

Cash and cash equivalents at end of period	$23,913	$21,150

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Collateralized borrowings incurred for operating lease equipment	$746	$1,210

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(1)	Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the condensed consolidated financial statements.

In our opinion, the accompanying unaudited, condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly our financial position as of September 30, 2004, the results of our operations for the three and nine months ended September 30, 2004 and 2003 and our cash flows for the nine months ended September 30, 2004 and 2003. These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with current year presentation.

In January 2004, we acquired Walter Broadley Machines Limited, a cleaning equipment company based in the United Kingdom, with annual sales of approximately $13,000. We paid $6,491 in the form of cash and debt, subject to certain post-closing adjustments, for all of the stock of Walter Broadley and assumed $2,576 in outstanding debt, of which $2,516 was immediately retired. The acquisition significantly increases our customer base and service coverage in the United Kingdom. This acquisition is further described in Note 12 to the Condensed Consolidated Financial Statements.

(2)	Unusual Items

During the third quarter of 2004, management approved actions to reduce costs as part of a continuing effort to improve profitability. These actions included the elimination of a net 64 management and administrative positions company-wide on a base of approximately 2,500 employees and are expected to be substantially completed by the first quarter of 2005. The workforce reductions resulted in the recognition of a pretax charge of $2,589 ($1,767 after-tax, or $0.20 per diluted share) in our third quarter ended September 30, 2004. The charge consists primarily of severance and outplacement benefits and is included within Selling and Administrative (S&A) Expenses in the Consolidated Statement of Earnings. The severance and outplacement benefits were accounted for under the Financial Accounting Standards Board Statement (SFAS) No. 112, “Employers’ Accounting for Postemployment Benefits.”

During the first quarter of 2003, we amended the agreement with our U.S. third-party lessor. Prior to this amendment, the agreement contained a retained ownership risk provision that precluded revenue recognition at the time of shipment for equipment sales to the third-party lessor that were considered operating leases. The amendment eliminated the retained ownership risk provision and was retroactive to the beginning of the agreement. This resulted in the recognition of previously deferred revenue of $6,430 in first quarter of 2003, increasing net earnings by $1,796 or $0.20 per diluted share and also resulted in revenue recognition at the time of shipment for U.S. equipment sales under the agreement.

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

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. Inventories at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003

FIFO Inventories:
Finished goods	$39,309	$38,639
Raw materials, parts and work-in-process	37,100	37,179

Total FIFO inventories	76,409	75,818
LIFO reserve	(20,795)	(21,136)

LIFO inventories	$55,614	$54,682

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(4)	Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2004 and 2003 were $3,326 and $611, respectively. Interest costs paid during the nine months ended September 30, 2004 and 2003 were $742 and $384, respectively.

(5)	Comprehensive Income

We report accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Comprehensive income is comprised of the net earnings and other comprehensive income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments. The reconciliations of net earnings to comprehensive income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Net earnings	$1,024	$3,289	$7,306	$9,071
Foreign currency translation adjustments	147	166	(447)	1,639

Comprehensive income	$1,171	$3,455	$6,859	$10,710

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(6)	Earnings Per Share Computation
	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Weighted average shares outstanding – Basic	8,990	8,969	9,002	8,971
Dilutive share equivalents	139	57	151	57

Weighted average shares outstanding – Diluted	9,129	9,026	9,153	9,028

Net earnings	$1,024	$3,289	$7,306	$9,071

Earnings per share – Basic	$0.11	$0.37	$0.81	$1.01

Earnings per share – Diluted	$0.11	$0.36	$0.80	$1.00

(7)	Segment Reporting

We operate in one industry segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. The following table sets forth net sales by geographic area (net of intercompany sales):

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

North America	$83,675	$78,287	$250,312	$237,552
Europe	24,772	20,682	82,041	63,437
Other International	12,010	11,089	35,996	32,978

Total	$120,457	$110,058	$368,349	$333,967

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(8)	Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

	Goodwill	Other Intangibles

Balance, December 31, 2003	$17,812	$—
Additions	5,828	1,522
Amortization expense	—	(96)
Foreign currency fluctuations	(152)	—

Balance, September 30, 2004	$23,488	$1,426

The additions to goodwill and other intangible assets during the first nine months of 2004 were based on the purchase price allocation of the Walter Broadley acquisition in January 2004, as discussed in Note 12 to the Condensed Consolidated Financial Statements. These other intangible assets, consisting of customer lists and the trade name, will be amortized over useful lives ranging from 4 to 20 years, based on the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(9)	Stock-Based Compensation

We account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for stock option plans. At September 30, 2004, we had six stock-based employee compensation plans, which are described in Note 13 of the 2003 Annual Report on Form 10-K.

We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with SFAS 123, the fair value of options at the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions:

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
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

Had stock-based compensation cost been determined using the fair value-based method of accounting under SFAS 123, net earnings would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Net earnings – as reported	$1,024	$3,289	$7,306	$9,071
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(375)	(242)	(1,028)	(693)

Net earnings – pro forma	$649	$3,047	$6,278	$8,378

Earnings per share:
Basic – as reported	$0.11	$0.37	$0.81	$1.01
Basic – pro forma	$0.07	$0.34	$0.70	$0.93
Diluted – as reported	$0.11	$0.36	$0.80	$1.00
Diluted – pro forma	$0.07	$0.34	$0.69	$0.93

(10)	Warranty Reserves

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors. Warranty periods on machines range from one to four years. The changes in warranty reserve balances for the nine months ended September 30, 2004 and 2003 were as follows:

	September 30, 2004	September 30, 2003

Beginning balance	$6,018	$4,519
Additions charged to expense	5,602	5,712
Change in estimate	194	700
Claims paid	(5,477)	(5,550)

Ending balance	$6,337	$5,381

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(11)	Retirement Benefit Plans

Tennant Company has contributed $311 during the third quarter and $707 for the first nine months of 2004 to the postretirement medical benefit plan. We have contributed $27 during the third quarter and $83 for the first nine months of 2004 to our supplemental benefit plan. We expect to contribute approximately $1,000 to the postretirement medical benefit plan and approximately $100 to the supplemental benefit plan during 2004. No contributions to the pension plan are expected to be required during 2004.

We amended our postretirement medical plan during the third quarter of 2004, which reduces our net period cost associated with this plan by approximately $170 in the third quarter of 2004 and will reduce our expense by approximately $600 in 2005.

The components of the net periodic cost (benefit) for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Pension Benefits:
Service cost	$213	$214	$655	$641
Interest cost	422	390	1,258	1,169
Expected return on plan assets	(651)	(623)	(1,951)	(1,868)
Recognized actuarial gain	(177)	(195)	(474)	(584)
Amortization of transition obligation	(6)	(6)	(16)	(17)
Amortization of prior service cost	143	143	428	428

Net periodic benefit	$(56)	$(77)	$(100)	$(231)

Postretirement Medical Benefits:
Service cost	$70	$99	$306	$297
Interest cost	180	252	786	757
Recognized actuarial loss	—	3	—	8

Net periodic cost	$250	$354	$1,092	$1,062

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(12)	Walter Broadley Acquisition

In January 2004, we acquired Walter Broadley Machines Limited, a cleaning equipment company based in the United Kingdom, with annual sales of approximately $13,000. We paid $6,491 in the form of cash and debt, subject to certain post-closing adjustments, for all of the stock of Walter Broadley and assumed $2,576 in outstanding debt, of which $2,516 was immediately retired. The acquisition significantly increases our customer base and service coverage in the United Kingdom. The acquisition is not material to our operations or financial position. The operations of Walter Broadley have been included in our results of operations since the date of the acquisition. A preliminary allocation of the purchase price to assets acquired and liabilities assumed has been recorded as of September 30, 2004. The purchase price allocation may change for up to one-year subsequent to the acquisition date. The purchase price allocation may be adjusted based on the final determination of the fair value of assets acquired and liabilities assumed and post closing adjustments. These adjustments are not expected to be material. The components of the purchase price based upon our preliminary purchase price allocation are as follows:

Net tangible assets acquired	$1,717
Debt assumed	(2,576)
Identifiable intangible assets	1,522
Goodwill	5,828

$6,491

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

During the third quarter of 2004, net earnings declined 68.9% to $1.0 million or $0.11 per diluted share compared to the same period in 2003. Net earnings were impacted by:

•

Growth in net sales of 9.4% to $120.5 million partially due to the acquisition of Walter Broadley which contributed about 2% to net sales and a foreign exchange impact of approximately 3%. The balance of the increase was related to volume growth in North America and price increases.

•	A decline in gross profit margins of 0.6% to 39.4% primarily due to increases in the cost of steel and petroleum-related products.
•

A workforce reduction charge of $1.8 million after-tax ($2.6 million pretax), or $0.20 per diluted share, related to actions to reduce costs as part of a continuing effort to improve profitability. The charge consists primarily of severance and outplacement benefits and is included within Selling and Administrative (S&A) Expenses in the Consolidated Statement of Earnings.

•

An increase in other S&A expenses of $4.1 million primarily resulting from an increase in performance-based incentive compensation expense, increases in corporate governance costs including costs to comply with Sarbanes-Oxley, higher marketing expenses to support new product introductions and the inclusion of expenses associated with the acquired operations of Walter Broadley, partially offset by decreases in warranty and bad debt expense due to decreases in claims paid and collections risks between periods. Foreign currency effects added $0.9 million to S&A expenses in the quarter.

For the nine months ended September 30, 2004, net earnings declined 19.5% to $7.3 million or $0.80 per diluted share compared to the same period in 2003. Net earnings were impacted by:

•

Growth in net sales of 10.3% to $368.3 million partially resulting from the acquisition of Walter Broadley which contributed about 2% to net sales and a foreign exchange impact of approximately 3%. The balance of the increase was primarily related to sales volume growth in all three geographic areas, as well as price increases.

•

Increases in steel and petroleum-based materials costs, and to a lesser extent, write-downs of slow moving and excess inventory resulting from an ongoing comprehensive analysis of inventory levels, which had a negative impact on gross profit margins for the first nine months of 2004.

•	The workforce reduction charge of $1.8 million after-tax ($2.6 million pretax), or $0.19 per diluted share, as discussed previously.
•

An increase in other S&A expenses of $13.2 million, partially resulting from foreign currency exchange effects of $3.4 million. The remaining increase is primarily due to an increase in performance-based incentive compensation expense, additional marketing and Sarbanes-Oxley compliance costs and the inclusion of expenses associated with the acquired operations of Walter Broadley.

•	The direct favorable foreign currency exchange impact on net earnings of $0.19 per diluted share, primarily in the first half of 2004.

TENNANT COMPANY
Quarterly Report – Form 10-Q

The nine-month period ended September 30, 2003 included two unusual items, which contributed net earnings of $0.06 per diluted share. The recognition of previously deferred revenue of $6.4 million in the first quarter of 2003 increased net earnings by $1.8 million after-tax ($2.9 million pretax) or $0.20 per diluted share. In addition, a charge totaling $1.2 million after-tax ($2.0 million pretax) or $0.14 per diluted share was recognized during the first quarter of 2003 resulting from the decision to dissolve a joint venture with an unrelated third party.

During the third quarter and first nine months of 2004, our results were favorably impacted by weakness of the U.S. dollar against the Euro, the Australian and Canadian dollars, the British pound and the Japanese yen. We can estimate the direct financial impact of foreign currency exchange on net sales and earnings; however, it is difficult to estimate the indirect financial impact.

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

In January 2004, we acquired Walter Broadley Machines Limited, a cleaning equipment company based in the United Kingdom, with annual sales of approximately $13 million, as discussed in Note 12 to the Condensed Consolidated Financial Statements. We paid $6.5 million in the form cash and debt, subject to certain post-closing adjustments, for all of the stock of Walter Broadley and assumed $2.6 million in outstanding debt, of which $2.5 million was immediately retired. The acquisition significantly increases our customer base and service coverage in the United Kingdom. The acquisition had a dilutive impact of approximately $0.08 through the first six months of 2004 resulting from certain integration costs and a short-term impact on gross profit margins related to purchase accounting. Beginning with our third quarter of 2004, operations of Walter Broadley have been fully integrated into our European operations.

Historical Results

The following compares the historical results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended September 30				Nine Months Ended September 30

	2004	%	2003	%	2004	%	2003	%

Net sales	$120,457	100.0	$110,058	100.0	$368,349	100.0	$333,967	100.0
Cost of sales	73,035	60.6	65,982	60.0	221,808	60.2	200,934	60.2

Gross profit	47,422	39.4	44,076	40.0	146,541	39.8	133,033	39.8

Research and development expenses	4,274	3.5	4,101	3.7	12,697	3.4	12,509	3.7
Selling and administrative expenses	41,300	34.3	34,617	31.5	121,220	32.9	105,476	31.6

Profit from operations	1,848	1.5	5,358	4.9	12,624	3.4	15,048	4.5

Interest income, net	111	0.1	228	0.2	210	0.1	542	0.2
Other expense, net	(460)	0.4	(363)	0.3	(864)	0.2	(689)	0.2

Profit before income taxes	1,499	1.2	5,223	4.7	11,970	3.2	14,901	4.5
Income tax expense	475	0.4	1,934	1.8	4,664	1.3	5,830	1.7

Net earnings	$1,024	0.9	$3,289	3.0	$7,306	2.0	$9,071	2.7

Earnings per diluted share	$0.11		$0.36		$0.80		$1.00

TENNANT COMPANY
Quarterly Report – Form 10-Q

Net Sales

Consolidated net sales of $120.5 million for the third quarter of 2004 increased 9.4% compared to third quarter 2003 sales of $110.1 million. Positive direct foreign currency exchange fluctuations, resulting primarily from a weakened U.S. dollar compared to the Euro, Japanese yen, British pound sterling and Canadian and Australian dollars increased net sales by approximately 3% in the 2004 third quarter. The acquisition of Walter Broadley in January 2004 increased net sales in the third quarter by approximately 2%. The balance of increase in net sales for the quarter was driven by volume growth in North America and price increases.

Consolidated net sales of $368.3 million for the nine months ended September 30, 2004 increased 10.3% compared to $334.0 million in 2003. Positive direct foreign currency exchange fluctuations increased net sales by approximately 3% for the nine months ended September 30, 2004. The acquisition of Walter Broadley increased net sales by approximately 2%. The remaining increase was a result of sales growth in all three geographic areas. Net sales for the first nine months of 2003 included the one-time recognition of $6.4 million in previously deferred revenue in the first quarter of 2003, as discussed in Note 2 to the Condensed Consolidated Financial Statements.

The following table sets forth the net sales by geographic area for the three- and nine-month periods ended September 30, 2004 and 2003 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended September 30			Nine Months Ended September 30

	2004	2003	%	2004	2003	%

North America	$83,675	$78,287	6.9	$250,312	$237,552	5.4
Europe	24,772	20,682	19.8	82,041	63,437	29.3
Other International	12,010	11,089	8.3	35,996	32,978	9.2

Total net sales	$120,457	$110,058	9.4	$368,349	$333,967	10.3

NORTH AMERICA — North American sales for the third quarter of 2004 increased 6.9% to $83.7 million compared with $78.3 million in 2003. Growth in third quarter sales was driven by price increases, including a surcharge on certain products to help offset higher steel costs, volume increases due to new product introductions, as well as growth in aftermarket parts and service compared to the same period last year.

North American sales for the nine months ended September 30, 2004 increased 5.4% to $250.3 million compared with $237.6 million in 2003. Growth in year-to-date sales was driven by volume increases in equipment sales resulting from a stronger North American economy, primarily in the first half of 2004, and new product introductions along with price increases including a surcharge on certain products to help offset higher steel costs. In addition, growth in aftermarket parts and service contributed to the increase in North American net sales when compared to the same period last year. Positive direct foreign currency translation effects contributed approximately 1% to North American sales growth in the first nine months of 2004. In addition, the first nine months of 2003 included the one-time recognition of $6.4 million of previously deferred revenue discussed in Note 2 to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

EUROPE — In Europe, net sales for the third quarter of 2004 increased 19.8% to $24.8 million versus the comparable 2003 period. The acquisition of Walter Broadley in January 2004 added about 10% to Europe’s third quarter sales growth. Positive direct foreign currency translation effects increased European net sales by approximately 10% in the 2004 third quarter.

Europe’s net sales for the nine months ended September 30, 2004 increased 29.3% to $82.0 million versus the comparable 2003 period. The acquisition of Walter Broadley in January 2004 added 12% to Europe’s year-to-date sales growth. Positive direct foreign currency translation effects increased European net sales by approximately 12% during the first nine months of 2004. The shipment of a large order to a new European customer, primarily in the first quarter of 2004, contributed approximately 7% to Europe’s year-to-date sales growth.

OTHER INTERNATIONAL — In other international markets, sales for the third quarter of 2004 totaled $12.0 million, up 8.3% from the third quarter of 2003. Positive direct foreign currency translation effects increased sales in other international markets by approximately 5% in the 2004 third quarter. The remaining increase resulted from sales growth primarily in Japan and Latin America.

Sales in other international markets for the nine months ended September 30, 2004 totaled $36.0 million, up 9.2% from the same period in 2003. Positive direct foreign currency translation effects increased sales in other international markets by approximately 7% in the first nine months of 2004. The remaining increase resulted from stronger sales in several international markets including Latin America, Japan and Australia.

Gross Profit

Gross profit margin was 39.4% for the third quarter of 2004 compared with 40.0% reported in 2003. The decline in gross margin was primarily attributable to increases in the cost of steel and petroleum-related materials during the quarter. A selling price surcharge on certain products was implemented during the second quarter, which partially offset the impact of the increased steel costs.

Gross profit margin for the first nine months of 2004 was 39.8%, consistent with the same period in 2003. Gross profit margins in 2004 were impacted by the increases in steel and petroleum-based materials costs, and to a lesser extent, write-downs of slow moving and excess inventory resulting from an ongoing comprehensive analysis of inventory levels. Gross profit margins in 2003 were affected by the write-off of inventory due to the dissolution of a joint venture as described in Note 2 to the Condensed Consolidated Financial Statements.

An additional selling price surcharge on certain products in North America has been implemented in the fourth quarter of 2004 as part of our continued effort to mitigate the impact of the increasing cost of steel and petroleum-related materials on gross profit margins.

Operating Expenses

S&A expenses in the third quarter of 2004 increased 19.3% to $41.3 million from $34.6 million in 2003. During the third quarter of 2004, we recognized a workforce reduction charge of $2.6 million pretax related to actions to reduce costs as part of a continuing effort to improve profitability as described in Note 2 to the Condensed Consolidated Financial Statements. Approximately $0.9 million of the increase in S&A expenses is due to foreign currency exchange effects. The remaining increase in S&A expenses is primarily attributable to increases in performance-based incentive compensation expense, corporate governance expenses including Sarbanes-Oxley compliance costs and marketing expenses to support new product introductions as well as the inclusion of expenses associated with the acquired operations of Walter Broadley. Partially offsetting these increases was a decrease in warranty and bad debt expense due to decreases in claims paid and collections risks between periods.

TENNANT COMPANY
Quarterly Report – Form 10-Q

S&A expense as a percentage of sales was 34.3% for the third quarter of 2004, up from 31.5% in the comparable quarter last year. The increase as a percentage of sales is primarily attributable to the $2.6 million severance charge as well as increased corporate governance costs including Sarbanes-Oxley compliance.

S&A expenses for the nine months ended September 30, 2004 increased 14.9% to $121.2 million from $105.5 million in 2003. S&A expenses increased partly due to the pretax workforce reduction charge of $2.6 million discussed previously and in Note 2 to the Condensed Consolidated Financial Statements. Approximately $3.4 million of the increase in S&A expenses is due to foreign currency exchange effects. The remaining increase in S&A expenses primarily reflect an increase in performance-based incentive compensation expense as well as an increase in marketing expenses to support product launches scheduled for the second half of 2004, Sarbanes-Oxley compliance costs and the inclusion of expenses associated with the acquired operations of Walter Broadley.

S&A expense as a percentage of sales was 32.9% for the nine months ended September 30, 2004, up from 31.6% in the comparable period last year. This increase is primarily the result of the $2.6 million severance charge as well the additional marketing and Sarbanes-Oxley compliance costs. In addition, the 2003 percentage benefited from the $6.4 million of deferred revenue that was recognized as a result of the amendment of the agreement with our third-party lessor, for which there was no related S&A expense in the first quarter of 2003.

Income Taxes

The effective tax rates for the third quarter were 31.7% for 2004 and 37% for 2003. The decrease in the effective tax rate between quarters is primary related to the resolution of certain outstanding state and federal tax matters.

The year-to-date effective tax rates were 39% for 2004 and 39.1% for 2003. We expect the effective tax rate to be 40% to 41% for the full year 2004. Our estimated effective tax rate for 2004 is based on the current forecasts of full-year taxable earnings in domestic and foreign jurisdictions. The effective tax rate for the full year may be subject to change to the extent the forecasts change in total, or by taxing jurisdiction or to changes in the laws and regulations.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This Act contains several tax law changes. These tax law changes, including the phase-out of the foreign export deduction and the phase-in of the manufacturing deduction, could have a negative impact on our effective tax rate in 2005 and beyond.

Liquidity and Capital Resources

The debt-to-total-capitalization ratio was 5.0% at September 30, 2004 versus 4.2% at December 31, 2003. Cash and cash equivalents totaled $23.9 million at September 30, 2004, compared to $24.6 million at December 31, 2003. We believe that the combination of cash, internally generated funds and available financing sources are more than sufficient to meet our cash requirements for the next year.

OPERATING ACTIVITIES — Operating activities provided $29.8 million of cash during the nine months ended September 30, 2004. In the comparable 2003 period, operating activities provided cash of $23.5 million. The cash provided from operating activities for the nine months ended September 30, 2004 was driven by an increase in accrued expenses and a decrease in receivables. The increase in accrued expenses is primarily related to the workforce reduction charge accrued during the third quarter and timing of payroll funding and other payments between periods while the decrease in receivables in driven by improved cash collections. Days Sales Outstanding (DSO) decreased five days to 63 days as of September 30, 2004 compared to the same period last year.

For the nine months ended September 30, 2003, cash provided by operations was impacted by a decrease in inventory levels due to reduction initiatives in North America and Europe as well as a decrease in cash collections with DSOs increasing three days between periods.

TENNANT COMPANY
Quarterly Report – Form 10-Q

INVESTING ACTIVITIES — In January 2004, we acquired all of the stock of Walter Broadley for $6.5 million in the form of cash and debt, subject to certain post-closing adjustments as well as assuming $2.6 million in outstanding debt, of which $2.5 million was immediately retired. The cost of acquisition was paid for through cash and cash equivalents and funds provided by operations. Capital expenditures were $14.8 million during the first nine months of 2004 compared to $6.5 million in the same period of 2003. The increase is primarily attributable to a significant capital project to install a new powder paint system, which is scheduled to be in service by the end of 2004, as well as the purchase of additional system components to further expand the capabilities of our ERP environment. We currently anticipate full-year capital spending to be in the range of $18 to $21 million.

FINANCING ACTIVITIES — In the first quarter of 2004, $2.5 million in assumed Walter Broadley debt was retired. During the first nine months of 2003, significant uses of cash included a $5.0 million scheduled debt repayment and the pay down of short-term borrowings in Europe using the proceeds from the sale of office property in the UK.

Quantitative and Qualitative Disclosures About Market Risk and Other Matters

Foreign Currency Risk

Our market risk includes the risk of adverse changes in foreign currency exchange rates. Direct foreign currency exchange fluctuations from a weak U.S. dollar increased earnings per diluted share by approximately $0.19 for the nine months ended September 30, 2004 compared with the year-ago period. We could experience favorable or unfavorable foreign exchange effects for the remainder of 2004, compared with prior year results.

Commodity Risk

We are subject to exposures resulting from potential cost increases related to our purchases of raw materials or other product components. We do not use derivative commodity instruments to manage our exposures to changes in commodity prices such as steel or oil and gas.

The recent increase in worldwide demand and other factors have caused prices for steel and related products to increase. Given the worldwide steel market conditions, we have experienced significant cost increases in our steel-based raw materials and component parts in 2004. We purchase approximately $55 million of raw and fabricated steel and steel-based component parts annually. We do not maintain an inventory of raw or fabricated steel in excess of our near-term production requirements. We continue to focus on mitigating the impact of the anticipated steel cost increases through product pricing and negotiations with our vendors. Successful mitigation of the impact will depend upon our ability to increase our selling prices in a competitive market.

Various factors beyond our control affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, domestic and foreign governmental regulation and the overall economic environment. We purchase petroleum-related component parts for use in our manufacturing operations. In addition, our freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. During the third quarter of 2004, our purchased material and other costs were impacted by higher oil and gas prices. If the price of oil and gas remain at their current levels or continue to increase, our results could be unfavorably impacted for the remainder of 2004 and beyond.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Other Matters

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

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:

•	The potential for soft markets in certain regions, including North America, Asia, Latin America and Europe.
•	Geo-political and economic uncertainty throughout the world.
•	Changes in tax laws and regulations including changes in accounting standards, taxation changes, and the repeal of the foreign export tax benefit.
•	Inflationary pressures.
•	The potential for increased competition in our business.
•	The relative strength of the U.S. dollar, which affects the cost of our products sold internationally.
•	Fluctuations in the cost or availability of raw materials.
•	The success and timing of new products.
•	Our ability to achieve projections of future financial and operating results.
•	Successful integration of acquisitions.
•	The ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.
•	Unforeseen product quality problems.
•	The effects of litigation, including threatened or pending litigation.
•	Our plans for growth.

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

For the Quarter Ended 9/30/2004	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased

July 1 – 31, 2004	—	—	—	75,939
August 1 – 31, 2004	19,337	$37.74	19,200	56,739
September 1 – 30, 2004	112	—	—	56,739

Total	19,449	$37.74	19,200	56,739

(1)	Includes shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options under employee stock compensation plans of 137 shares in August 2004 and 112 shares in September 2004.

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 6 - Exhibits

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

TENNANT COMPANY
Date:	November 5, 2004	/s/ Janet M. Dolan

Janet M. Dolan President and Chief Executive Officer

Date:	November 5, 2004	/s/ Anthony T. Brausen

Anthony T. Brausen Vice President, Chief Financial Officer, and Treasurer

Date:	November 5, 2004	/s/ Gregory M. Siedschlag

Gregory M. Siedschlag Corporate Controller and Principal Accounting Officer