Form 10-K
period 2004-12-31
TENNANT CO
filed 2005-03-11
CIK 97134

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004.

Commission File Number 001-16191

TENNANT COMPANY

Minnesota State of Incorporation	41-0572550 Employer Identification Number
701 North Lilac Drive, P.O. Box 1452 Minneapolis, Minnesota 55440 Address of Principal Executive Offices	763-540-1553 Telephone Number

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, par value $0.375 per share
and
Preferred Share Purchase Rights

Securities registered pursuant to Section 12 (g) of the Act: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes [X]   No [  ]

        $368,471,858 is the aggregate market value of common stock held by non-affiliates as of June 30, 2004.

9,006,052 shares outstanding at February 25, 2005

DOCUMENTS INCORPORATED BY REFERENCE

2005 Proxy – Part III (Partial)

Tennant Company
Form 10-K
Table of Contents

TENNANT COMPANY

2004

ANNUAL REPORT

Form 10-K

(Pursuant to Securities Exchange Act of 1934)

PART I

ITEM 1 – Business

General Development of Business

        Tennant Company, a Minnesota corporation incorporated in 1909, is a world leader in designing, manufacturing and marketing products that help create a cleaner, safer world. The Company’s floor maintenance equipment, outdoor cleaning equipment, coatings and related products are used to clean factories, office buildings, parking lots and streets, airports, hospitals, schools, warehouses, shopping centers and more. Customers include the building service contract cleaners to whom organizations now outsource facilities maintenance, as well as end-user businesses, healthcare facilities, schools and federal, state and local governments who handle facilities maintenance themselves. We reach these customers through the industry’s largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

        Tennant’s shares are traded on the New York Stock Exchange (NYSE) under the symbol TNC.

Industry Segments, Foreign and Domestic Operations and Export Sales

        The Company, as described under “General Development of Business,” has one reportable business segment. The Company sells its products domestically and internationally. Financial information on the Company’s geographic areas is provided on pages 27 and 28 of this Form 10-K. Nearly all of the Company’s foreign investments in assets reside within the Netherlands, the United Kingdom, Japan, Australia, Canada, France, Germany, Spain and Austria.

Principal Products, Markets and Distribution

        Products consisting mainly of motorized cleaning equipment and related products, including floor coating and preservation products, are sold through a direct sales organization and independent distributors in North America, primarily through a direct sales organization in Australia, Japan and 15 countries principally in Western Europe, and through independent distributors in more than 50 foreign countries.

Raw Materials and Purchased Components

        The Company has not experienced any significant or unusual problems in the purchase of raw materials or other product components and is not disproportionately dependent upon any single source of supply. The Company has some sole-source vendors for certain components, primarily for automotive and plastic parts. A disruption in supply from such vendors may cause a short-term disruption in the Company’s operations. However, the Company believes that it can find alternate sources in the event there is a disruption in supply from such vendors.

Patents and Trademarks

        The Company applies for and is granted United States and foreign patents and trademarks in the ordinary course of business, no one of which is of material importance in relation to the business as a whole.

Seasonality

        Although the Company’s business is not seasonal in the traditional sense, historically revenues and earnings have been more concentrated in the fourth quarter of each year reflecting the tendency of customers to increase capital spending during such quarter and the Company’s efforts to close orders and reduce order backlogs. In addition, we offer annual distributor rebates and sales commissions which tend to drive sales in the fourth quarter.

Major Customers

        The Company sells its products to a wide variety of customers, no one of which is of material importance in relation to the business as a whole.

Backlog

        The Company routinely fills orders within two weeks on average. Consequently, order backlogs are generally not indicative of future sales levels.

Competition

        While there is no industry association or industry data, the Company believes, through its own market research, that it is a world-leading manufacturer of floor maintenance equipment. Active competition exists in most geographic areas; however, it tends to originate from different sources in each area, and the Company believes its market share exceeds that of several competitors in certain areas. The Company competes primarily on the basis of offering a broad line of high-quality, innovative products supported by an extensive sales and service network in major markets.

Product Research and Development

        The Company strives to be the industry leader in innovation and it is committed to investing in research and development. The Company believes that it regularly commits an above-average amount of resources to product research and development. In 2004, 2003 and 2002, respectively, the Company spent $17,198,000, $16,696,000 and $16,331,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes.

Environmental Protection

        Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employment

        The Company employed 2,474 persons in worldwide operations as of December 31, 2004.

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

ITEM 2 – Properties

        The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities are located in Minnesota, Michigan, Uden, The Netherlands and Northampton, United Kingdom. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, Asia, and Australia. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs. Further information regarding the Company’s property and lease commitments is included on pages 9, 24 and 25 of this Form 10-K.

ITEM 3 – Legal Proceedings

        There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 – Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5 – Market for Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

        STOCK MARKET INFORMATION – Tennant common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of December 31, 2004, there were approximately 5,500 shareholders. The common stock price was $39.65 per share on December 31, 2004.

        QUARTERLY PRICE RANGE – The accompanying chart shows the quarterly price range of the Company’s shares over the past five years:

	First	Second	Third	Fourth

2000	$28.25-34.50	$30.50-38.00	$33.75-44.25	$39.00-53.38
2001	$39.95-49.56	$39.85-45.60	$33.32-40.25	$32.80-38.40
2002	$34.60-41.99	$38.54-44.00	$31.23-39.67	$26.35-36.10
2003	$29.00-35.70	$31.10-37.74	$34.90-41.10	$36.12-45.80
2004	$37.99-44.34	$36.52-42.58	$36.50-41.55	$37.26-42.23

        DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 61 consecutive years. Cash dividends increased for the 33rd consecutive year to $0.86 per share in 2004, an increase of $0.02 per share over 2003. Dividends generally are declared each quarter. Following are the remaining record dates anticipated for 2005: May 31, 2005, August 31, 2005 and November 30, 2005.

        DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.

        TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:

Wells Fargo Bank, N.A.
161 North Concord Exchange
P.O. Box 738
St. Paul, MN 55075-0738
651-450-4064, 1-800-468-9716

        SHARE REPURCHASES – During November 2004, an additional 400,000 shares were authorized under the share repurchase program approved by the Board of Directors in May 2001. These share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effects of shares issued through our stock-based compensation programs.

For the Quarter Ended 12/31/2004	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased

October 1–31, 2004	4,318	$39.48	4,200	51,739
November 1–30, 2004	17,342	$40.92	17,342	434,397
December 1–31, 2004	—	—	—	434,397

Total	21,660	$40.64	21,542	434,397

        (1) Includes shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options under employee stock compensation plans.

ITEM 6 – Selected Financial Data

(In thousands, except shares and per share data)

Years Ended December 31	2004		2003		2002		2001		2000

Year-end Financial Results

Net sales	$507,785		453,962	(2)	424,183		422,425		452,176
Cost of sales	$305,277		272,285	(2)	254,360		251,922		254,191
Gross margin – %	39.9		40.0		40.0		40.4		43.8
Research and development expenses	$17,198		16,696		16,331		16,578		15,466
% of net sales	3.4		3.7		3.9		3.9		3.4
Selling and administrative expenses	$164,003	(1)	142,306		133,914		136,440		139,665
% of net sales	32.3		31.3		31.6		32.3		30.9
Profit from operations	$21,307	(1)	22,675	(2)	15,576	(3)	13,451	(5)	42,853
% of net sales	4.2		5.0		3.7		3.2		9.5
Other income (expense)	$72		(192)		(678)		(5)		359
Income tax expense	$7,999		8,328		6,633		8,838		15,470
% of earnings before income taxes	37.4		37.0		44.5		65.7		35.8
Net earnings	$13,380	(1)	14,155	(2)	8,265	(3)	4,608	(4)(5)	27,742
% of net sales	2.6		3.1		1.9		1.1		6.1
Return on beginning shareholders’ equity – %	8.1		9.2		5.4		3.0		20.7
Per Share Data

Basic net earnings	$1.49	(1)	1.58	(2)	0.92	(3)	0.51	(4)(5)	3.05
Diluted net earnings	$1.46	(1)	1.56	(2)	0.91	(3)	0.50	(4)(5)	3.04
Cash dividends	$0.86		0.84		0.82		0.80		0.78
Shareholders’ equity (ending)	$19.33		18.41		17.16		16.82		16.88
Year-End Financial Position

Cash and cash equivalents	$16,837		24,587		16,356		23,783		21,512
Total current assets	$188,631		176,370		162,901		153,595		173,220
Property, plant and equipment, net	$69,063		61,121		69,153		73,096		69,054
Total assets	$285,792		258,873		256,237		252,559		268,472
Current liabilities excluding current debt	$74,179		58,477		55,401		48,031		57,594
Current ratio excluding current debt	2.5		3.0		2.9		3.2		3.0
Long-term liabilities excluding long-term debt	$28,876		27,455		26,743		26,643		31,081
Debt:
Current	$7,674		1,030		14,948		13,418		15,274
Long-term	$1,029		6,295		5,000		12,496		11,736
Total debt as % of total capital	4.8		4.2		11.5		14.6		15.0
Shareholders’ equity	$174,034		165,616		154,145		151,971		152,787
Cash Flow Increase (Decrease)

Related to operating activities	$36,697		30,470		19,219		34,141		38,866
Related to investing activities	$(32,062)		(6,391)		(10,423)		(20,544)		(19,251)
Related to financing activities	$(12,130)		(15,780)		(16,214)		(11,633)		(12,680)
Other Data

Interest income	$1,479		1,441		1,891		2,133		2,532
Interest expense	$1,147		833		1,381		2,131		1,886
Depreciation and amortization expense	$12,972		13,879		16,947		19,282		18,766
Net expenditures for property, plant and equipment	$21,089		6,391		10,423		20,544		18,251
Number of employees at year-end	2,474		2,351		2,380		2,416		2,471
Diluted average shares outstanding	9,150		9,064		9,048		9,203		9,135
Closing share price at year-end	$39.65		43.30		32.60		37.10		48.00
Common stock price range during year	$36.50-44.34		29.00-45.80		26.35-44.00		32.80-49.56		28.25-53.38
Closing price/earnings ratio	27.2		27.8		35.8		74.2		15.8

(1) 2004 includes workforce reduction expenses of $2,301 pretax ($1,458 after-tax or $0.16 per diluted share). (2) 2003 includes sales of $6,430, gross profit of $2,917 and after-tax earnings of $1,796 ($0.20 per diluted share) related to the recognition of previously deferred revenue resulting from the amendment of a contract and pretax charges of $1,960 ($1,215 net of taxes or $0.14 per diluted share) related to the dissolution of a joint venture. (3) 2002 includes unusual charges of $5,002 pretax ($3,619 net of taxes or $0.40 per diluted share) primarily related to restructuring charges. (4) 2001 includes net unusual charges of $5,041 pretax ($3,141 net of taxes or $0.34 per diluted share) related to restructuring charges, net of a pension settlement gain. (5) Includes a charge of $4,267 after-tax (or $0.47 per diluted share) to record a deferred tax asset valuation allowance.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Tennant Company is a world leader in designing, manufacturing and marketing products that help create a cleaner, safer world. We provide equipment, parts and consumables and floor coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are primarily located in North America, Europe and other international markets including the Middle East, Asia, Japan, Latin America and Australia. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative solutions.

        Our 2004 results were primarily influenced by three external factors: the economic growth rates in the countries in which we sell our products, foreign currency exchange rates and prices of certain commodities that are used in the manufacture of our products. Each of these external factors and their impact on our results are described below.

        The pace of economic growth in the countries in which we sell our products affects the growth of our sales volumes in each of our three geographic areas. North America, which generates approximately two-thirds of our consolidated net sales, experienced improvements in its economy during 2004, which stimulated demand for our products and growth in sales volumes. The growth in the local economies within our international markets other than Europe generated increased demand for our products in these markets during 2004. Despite the improvements in 2004, the global economy remains unpredictable and we expect that economic recovery will be gradual and somewhat volatile. The strength or weakness of the global economies in 2005 will impact demand for our products.

        Our results in 2004 continued to be favorably impacted by weakness of the U.S. dollar against the Euro, the Australian and Canadian dollars, the British pound and the Japanese yen. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between Tennant operations in the United States and abroad and transaction gains and losses. The direct financial impact of foreign currency exchange can be estimated and, where significant, is included in the discussion of our results of operations below. In addition to the direct financial impact, fluctuations in foreign currency exchange rates have an indirect financial impact which is very difficult to estimate. The indirect financial impact on our results includes the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations. If the applicable exchange rates continue to strengthen relative to the U.S. dollar, the related direct foreign currency effect would continue to have a favorable impact on our results in 2005.

        We are subject to exposures resulting from fluctuations in the price of certain commodities which influence the price of raw materials and product components as well as other operating costs. We purchase raw steel and steel- and petroleum-based components for use in our manufacturing operations. In addition, freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. During 2004, purchased materials and other costs were impacted by the higher prices of these commodities which put downward pressure on margins as well as resulting in higher selling and administrative expense. Selling price surcharges on certain products in North America were implemented during 2004, which partially mitigated the impact of the increased cost of steel and petroleum-related materials on gross profit margins. If the prices of these commodities continue to increase, our results could be unfavorably impacted in 2005.

        In addition to these external factors, our results were impacted by two significant management actions during 2004: the acquisition of Walter-Broadley Machines Limited (“Walter-Broadley”) in January 2004 and a workforce reduction action in September 2004.

        The acquisition of Walter-Broadley, a cleaning equipment company based in the United Kingdom, significantly increased our customer base and service coverage in the United Kingdom. The acquisition is discussed further in Note 18 to the Consolidated Financial Statements. With annual sales of approximately $13 million, the acquisition had a dilutive impact of approximately $0.08 per diluted share through the first six months of 2004, resulting from certain integration costs, and a short-term impact on gross profit margins related to purchase accounting. Beginning with our third quarter of 2004, operations of Walter-Broadley were fully integrated into our European operations.

        In September 2004, management approved actions to reduce selling and administrative costs as a part of a continuing effort to improve profitability. These actions included the elimination of a net 64 management and administrative positions companywide and are expected to be substantially complete by the first quarter of 2005. These actions are expected to produce net annualized savings totalling $2 million to $3 million pretax in 2005, increasing to $4 million to $5 million pretax in 2006. The workforce reductions resulted in the recognition of a net pretax charge of $2,301 ($1,458 after-tax, or $0.16 per diluted share) in our 2004 results. The charge consists primarily of severance and outplacement benefits and is included within Selling and Administrative (S&A) Expenses in the Consolidated Statements of Earnings.

        We use Economic Profit as a key indicator of financial performance and the primary metric for performance-based incentives. Economic Profit is based on our net operating profit after taxes less a charge for the net assets used in the business. The key drivers of net operating profit we focus on include sales, gross margin, operating expenses and the effective tax rate. The key drivers we focus on to measure how effectively we utilize net assets in the business include “Accounts Receivable Days Sales Outstanding” (DSO), “Days Inventory on Hand” (DIOH) and capital expenditures. These key drivers are discussed in greater depth throughout Management’s Discussion and Analysis.

Historical Results

        The following compares the historical results of operations for the years ended December 31, 2004, 2003 and 2002 in dollars and as a percentage of net sales (dollars in thousands, except per share amounts):

	2004	%	2003	%	2002	%

Net sales	$507,785	100.0	$453,962	100.0	$424,183	100.0
Cost of sales	305,277	60.1	272,285	60.0	254,360	60.0

Gross profit	202,508	39.9	181,677	40.0	169,823	40.0

Research and development expenses	17,198	3.4	16,696	3.7	16,331	3.9
Selling and administrative expenses	164,003	32.3	142,306	31.3	133,914	31.6
Restructuring charges	—	—	—	—	4,002	0.9

Profit from operations	21,307	4.2	22,675	5.0	15,576	3.7
Other income (expense)	72	—	(192)	—	(678)	0.2

Profit before income taxes	21,379	4.2	22,483	5.0	14,898	3.5
Income tax expense	7,999	1.6	8,328	1.8	6,633	1.6

Net earnings	$13,380	2.6	$14,155	3.1	$8,265	1.9

Earnings per diluted share	$1.46		$1.56		$0.91

Consolidated Financial Results

In 2004, net earnings decreased 5.5% to $13.4 million or $1.46 per diluted share. Net earnings were impacted by:

•	Growth in net sales of 11.9% to $507.8 million partially due to the acquisition of Walter-Broadley which contributed about 3% to net sales and a positive direct foreign exchange impact of approximately 3%. The balance of the increase was related to growth in North American net sales driven by new product introductions, an improved economy and price increases, including surcharges on certain products, as well as volume growth in our other international markets.
•	A workforce reduction charge of $1.5 million after-tax ($2.3 million pretax), or $0.16 per diluted share, related to actions to reduce selling and administrative costs as a part of a continuing effort to improve profitability. The charge consists primarily of severance and outplacement benefits and is included within S&A expenses in the Consolidated Statements of Earnings.
•	Other increases in S&A expenses of $19.4 million resulting primarily from an increase in performance-based incentive compensation expense, an increase in marketing expenses to support product launches in the latter half of 2004, Sarbanes-Oxley compliance costs, increased expenses associated with our expanded market coverage in Europe and the inclusion of expenses associated with the acquired operations of Walter-Broadley. Partially offsetting these increases was a decrease in warranty expense primarily due to improved claims experience and a decrease in expense for specific warranty claims in 2004, as well as benefits from prior restructuring actions. Direct foreign currency effects added approximately $4 million to S&A expenses for the year.

In 2003, net earnings increased 71.3% to $14.2 million or $1.56 per diluted share. Net earnings were impacted by:

•	Growth in net sales of 7.0% to $454.0 million. Positive direct foreign currency exchange increased sales by approximately 5%. The remaining increase was due to sales growth in Europe and other international markets.
•	Recognition of previously deferred revenue totaling $6.4 million as a result of the retroactive amendment to the agreement with our U.S. third-party lessor. This increased net earnings by $1.8 million or $0.20 per diluted share.
•	The decision to dissolve our joint venture with an unrelated third party and discontinue manufacturing of the product that was the basis for the formation of the joint venture. This resulted in a charge of $1.2 million or $0.14 diluted share.
•	A decrease in our effective tax rate to 37.0% in 2003 from 44.5% in 2002 primarily due to a more favorable mix of taxable earnings by country and a favorable settlement of a foreign tax audit.

Net Sales

        In 2004, consolidated net sales of $507.8 million increased 11.9% from 2003. Consolidated net sales of $454.0 million in 2003 increased 7.0% from $424.2 million in 2002. In 2004, the acquisition of Walter-Broadley in January increased net sales approximately $13 million, or 3% for the year. Positive direct foreign currency exchange fluctuations, resulting primarily from a weakened U.S. dollar compared to the Euro, Japanese Yen, British pound sterling and Canadian and Australian dollars, increased net sales by approximately 3% in 2004 and approximately 5% in 2003.

        The following table sets forth for the years indicated net sales by geography and the related percent change from the prior year (dollars in thousands):

	2004	%	2003	%	2002

North America	$341,856	6.9	$319,660	2.5	$311,862
Europe	114,954	29.5	88,786	20.5	73,703
Other International	50,975	12.0	45,516	17.9	38,618

Total Sales	$507,785	11.9	$453,962	7.0	$424,183

        North America – In 2004, North American net sales increased 6.9% to $341.9 million compared with $319.7 million in 2003. Growth in sales was driven by volume increases in equipment sales resulting from a stronger North American economy, new product introductions as well as price increases including surcharges on certain products to help offset the higher cost of steel and other materials. Growth in service, parts and consumables also contributed to the increase in North American net sales when compared to the same period last year.

        In 2003, North American net sales of $319.7 million increased 2.5% compared to 2002. The 2003 sales increase was primarily due to recognition of $6.4 million of previously deferred revenue, as discussed in Note 2 to the Consolidated Financial Statements. In addition, sales growth in service, parts and consumables contributed to the increase. Offsetting these increases were declines in equipment sales due to continued weak economic conditions in the industrial sector in North America during 2003.

        Europe – European net sales in 2004 increased 29.5% to $115.0 million compared to 2003. The acquisition of Walter-Broadley in January 2004 added about 14% to Europe’s 2004 sales growth. Positive direct foreign currency exchange effects increased European net sales by approximately 12% in 2004. The shipment of a large order to a new European customer, primarily in the first quarter of 2004, contributed approximately 4% to Europe’s 2004 sales growth. European economies remained relatively weak in 2004.

        European net sales in 2003 were $88.8 million, up 20.5% compared to 2002 sales of $73.7 million. Positive direct foreign currency exchange effects had a favorable impact on sales of approximately 19% in 2003 compared to 2002. The remaining increase was primarily due to our expanded sales and service coverage in Europe.

        Other International – Other international net sales for 2004 totaled $51.0 million, up 12.0% from 2003. Positive direct foreign currency exchange effects increased sales in other international markets by approximately 6% in 2004. The remaining increase resulted from stronger sales in several international markets including Latin America, Japan, Asia and Australia, primarily driven by stronger local economies in these markets as well as new product introductions.

        Other international net sales in 2003 were $45.5 million, an increase of 17.9% over 2002 sales of $38.6 million. Positive direct foreign currency exchange effects increased sales by approximately 8% in 2003 compared to 2002. The remaining increase in other international sales in 2003 compared with 2002 was primarily due to higher equipment sales due to strengthening economies and success selling new products in several foreign markets including Asia, the Middle East and Australia.

Gross Profit

        Gross profit margin in 2004 was 39.9% compared to 40.0% in 2003. Gross profit margin in 2004 was unfavorably impacted by the increases in material costs including steel and petroleum-based materials and purchased components. Selling price surcharges on certain products in North America were implemented in 2004, which partially mitigated the impact of the increasing material costs on gross profit margins. The net unfavorable impact was offset by favorable direct foreign currency exchange effects.

        Gross profit margin in 2003 remained consistent with 2002. Gross profit margin in 2003 was unfavorably impacted by the write-off of inventory related to the decision to dissolve a joint venture described in Note 2 to the Consolidated Financial Statements along with unfavorable effects of sales mix, offset by favorable direct foreign currency exchange effects.

        Future gross profit margins could continue to be impacted by fluctuations in the prices of steel, oil and gas, competitive market conditions, the mix of products both within and among product lines and geographies, and foreign currency exchange effects.

Operating Expenses

        Research and Development Expenses – We strive to be the industry leader in innovation and are committed to investing in research and development. This has led to the development and launch of products including ReadySpace™ carpet cleaning technology and the T Series automatic scrubbers in 2004, and FaST™ and Centurion™ in 2002. However, a focus on innovation also carries certain risks that new technology will be slow to be accepted by the marketplace. Management seeks to mitigate this risk through our focus on and commitment to understanding our customers’ needs and requirements.

        Research and development expenses increased $0.5 million, or 3.0%, in 2004 compared to 2003, but declined 0.3% as a percentage of sales in 2004 compared to 2003. Research and development expenses increased $0.4 million, or 2.2%, in 2003 compared to 2002, but declined 0.2% as a percentage of sales in 2003 compared to 2002. We expect to maintain our spending on research and development at 3-4% percent of net sales annually.

        Selling and Administrative Expenses – S&A expenses increased 15.2% to $164.0 million from $142.3 million in 2003. S&A expenses increased partly due to the pretax workforce reduction charge of $2.3 million discussed previously and in Note 2 to the Consolidated Financial Statements. The remaining increase in S&A expenses primarily reflects an increase in performance-based incentive compensation expense, an increase in marketing expenses to support product launches in the latter half of 2004, Sarbanes-Oxley compliance costs, increased expenses associated with our expanded market coverage in Europe and the inclusion of expenses associated with the acquired operations of Walter-Broadley. Partially offsetting these increases was a decrease in warranty expense primarily due to improved claims experience and a decrease in expense for specific warranty claims in 2004, as well as benefits from prior restructuring actions. Approximately $4 million of the increase in S&A expenses is due to direct foreign currency exchange effects.

        S&A expenses as a percentage of sales were 32.3% for 2004, up from 31.3% compared to 2003. This increase is primarily the result of the $2.3 million severance charge as well as the additional marketing and Sarbanes-Oxley compliance costs. In addition, the 2003 percentage benefited from the $6.4 million of deferred revenue that was recognized as a result of the amendment of the agreement with our third-party lessor, for which there was no related S&A expense.

        S&A expenses increased by $8.4 million, or 6.3%, in 2003 compared to 2002. The impact of positive direct foreign currency exchange contributed approximately 5% of the increase. The remaining increase is primarily related to an increase in performance-based incentive compensation expense and to the dissolution of a joint venture as described in Note 2 to the Consolidated Financial Statements. S&A expenses as a percentage of sales declined 0.3% compared with 2002.

Restructuring Charges

        As discussed in Note 2 to the Consolidated Financial Statements, we recorded pretax restructuring charges totaling $4.4 million in 2002 related to a workforce reduction and consolidation of our North American distribution operations from a network of seven distribution centers into two new facilities that are leased and managed by a third-party logistics services provider and actions to consolidate and centralize customer service operations in Europe and to streamline other operations in North America. The majority of these actions were completed during 2002 and 2003. These actions improved the efficiency and productivity of our North American organization and reduced global infrastructure. In addition, a change in estimate of $0.4 million was recorded in 2002 to reduce the 2001 and 1999 restructuring charges.

        Management regularly reviews our business operations with the objective of improving financial performance and maximizing our return on investment. As a result of this ongoing process to improve financial performance, we may incur additional restructuring charges in the future which, if taken, could be material to our financial results.

Income Taxes

        Our effective income tax rate was 37.4%, 37.0% and 44.5% for the years 2004, 2003 and 2002, respectively. The 2004 effective tax rate was favorably impacted by the resolution of certain outstanding state and federal tax matters and a benefit resulting from the release of a valuation allowance on a foreign capital loss carryforward. The 2003 effective rate was impacted by a favorable settlement of a foreign tax audit and a more favorable mix of the taxable earnings by country. In the future, we may experience changes in our effective tax rate based on our ability to utilize the available foreign net operating loss carryforwards and changes in mix of taxable earnings by country.

        During each of the past three years, we had a favorable impact from the Extraterritorial Income Exclusion Act (ETI Act), a U.S. tax law, of approximately 4-5% on our effective tax rate. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. The new law included a provision to phase out the ETI Act tax benefit over the next two years. In addition, the new law established a manufacturing deduction for profits on U.S. manufactured product to be phased in over six years. For 2005, we expect the phase-out of the ETI Act tax benefit to be substantially offset by the phase-in of the U.S. manufacturing deduction. For 2006 to 2009, we expect that the change in the U.S. tax law will have a negative impact on our effective tax rate since the ETI Act is phased out more quickly than the phase-in of the U.S. manufacturing deduction.

        The American Jobs Creation Act of 2004 also had a provision to allow companies to repatriate earnings from their foreign subsidiaries at a favorable tax rate. We do not plan to repatriate earnings from our foreign subsidiaries in the foreseeable future.

Liquidity and Capital Resources

        During 2004, our financial condition remained strong. Our debt-to-total-capital ratio was 4.8% at December 31, 2004, compared with 4.2% at December 31, 2003. At December 31, 2004, our capital structure was comprised of $7.7 million of current debt, $1.0 million of long-term debt and $174.0 million of shareholders’ equity.

        As of December 31, 2004, we had available committed and uncommitted lines of credit totaling $52 million, with terms generally one year or less, and a $1 million letter of credit outstanding. At December 31, 2004, we were in compliance with all debt covenants.

        Cash, cash equivalents and short-term investments totaled $22.9 million at December 31, 2004, down 6.9% from $24.6 million as of December 31, 2003. Approximately $5 million of cash and cash equivalents were held by our foreign subsidiaries. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.3 at December 31, 2004, and 3.0 at December 31, 2003, based on working capital of $106.8 million and $116.9 million, respectively.

        If the global economy deteriorates, it could have an unfavorable impact on the demand for our products and, as a result, our operating cash flow. We believe that the combination of internally generated funds, present capital resources and available financing sources are more than sufficient to meet cash requirements for 2005.

        Our contractual cash obligations and commitments at December 31, 2004, are summarized in the following table (in thousands):

	Total	2005	2006- 2007	2008- 2009	After 2009

On-balance sheet obligations:
Notes payable	$6,048	$6,048	$—	$—	$—
Capital leases	1,086	427	659	—	—

Total on-balance sheet obligations	7,134	6,475	659	—	—

Off-balance sheet arrangements:
Operating leases	13,750	6,390	6,213	1,069	78
Purchase obligations	62,370	56,508	5,862	—	—

Total off-balance sheet obligations	76,120	62,898	12,075	1,069	78

Total contractual obligations	$83,254	$69,373	$12,734	$1,069	$78

        On-balance Sheet Obligations – Our debt obligations totaling $8.7 million as of December 31, 2004, as described in Note 6 to the Consolidated Financial Statements, are primarily comprised of notes payable due in 2005, capital lease obligations and collateralized borrowings. Cash obligations in the table above do not include obligations associated with our collateralized borrowings as these transactions represent deferred sales proceeds on certain leasing transactions in Europe accounted for as borrowings under SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). We do not expect to have to fund these obligations.

        In addition, we have other long-term liabilities on the balance sheet which represent our obligations associated with long-term employee benefit arrangements, primarily retirement benefit plans and unfunded deferred compensation arrangements.

        Our retirement benefit plans, as described in Note 9 to the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, these obligations, which totaled $16.4 million as of December 31, 2004, are not included in the table above. We expect to contribute approximately $1.1 million in total to our U.S. Retiree, U.S. Nonqualified, U.K. Pension and the German Pension Plans in 2005. We do not expect that a contribution will be required to our U.S. Pension Plan for the foreseeable future.

        The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $10.4 million as of December 31, 2004. We expect to distribute approximately $4.9 million of this obligation in 2005. We cannot predict the timing or amounts of the remaining obligation as it is dependent upon a number of assumptions including termination dates and participant distribution elections. Our remaining long-term employee benefit arrangements are comprised of long-term incentive compensation arrangements with certain key management, foreign defined contribution plans and severance arrangements totaling $1.6 million. We cannot predict the timing or amount of our future payments associated with these arrangements; as a result, these obligations are not included in the contractual cash obligations and commitments table.

        Off-balance Sheet Arrangements – Off-balance sheet arrangements consist primarily of operating lease commitments for office and warehouse facilities, vehicles and office equipment as discussed in Note 11 to the consolidated financial statements as well as unconditional purchase commitments. In accordance with U.S. generally accepted accounting principles, these obligations are not reflected in the Consolidated Balance Sheets.

        Unconditional purchase obligations include purchase orders entered into in the ordinary course of business and contractual purchase commitments. During 2003, we entered into a purchase commitment with a third-party manufacturer totaling $12 million through September 2007, with a remaining purchase commitment of approximately $9 million as of December 31, 2004.

        We have a cancellation clause with our third-party logistics provider which would require payment of a cancellation fee in the event we elect to cancel the agreement prior to the contract expiration date. This fee, which approximated $1.6 million at December 31, 2004, declines on a straight-line basis over the life of the contract, which expires in 2007. In addition, in the event that we elect to cancel the agreement, we would be required to assume the underlying building lease for the remainder of its term. We have applied the provisions of EITF 01-8, “Determining Whether an Arrangement Contains a Lease,” and have determined that our agreement with our third-party logistics provider contains an operating lease under SFAS No. 13. As a result, we have included the future minimum lease payments related to the underlying building lease in our operating lease commitments in the contractual cash obligations and commitments table.

        Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $8.3 million, of which we have guaranteed $6.3 million. As of December 31, 2004, we have not recorded a liability related to this residual value guarantee as we estimate our future settlements to be a net gain.

Cash Requirements

        Operating Activities – Cash provided by operating activities was $36.7 million in 2004, $30.5 million in 2003, and $19.2 million in 2002. The cash provided by operating activities in 2004 was impacted by a decrease in inventory levels, an increase in accounts payable and accrued expenses offset by an increase in receivables. The decrease in inventories is primarily attributable to actions associated with inventory reduction initiatives. Accounts payable and accrued expenses increased primarily due to the timing payments and higher accruals for performance-based incentives, rebates and the workforce reduction charge. The increase in receivables was a result of higher fourth quarter sales volumes.

        In 2003, cash provided from operating activities was impacted by a decrease in inventory levels due to companywide reduction initiatives following the buildup that occurred in 2002 as we were transitioning inventories to locations managed by our third-party logistics provider and an increase in receivables due to higher sales volumes during the fourth quarter of 2003.

        As discussed previously, two metrics used by management to evaluate how effectively we utilize our net assets are “Accounts Receivable Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics for the years indicated were as follows (in days):

	2004	2003	2002

DIOH	87	98	105
DSO	60	62	63

        The improvement in DIOH of 11 days in 2004 reflects a continued focus on inventory reduction initiatives and the implementation of lean manufacturing principles, including a move closer to a true build-to-order approach for larger equipment, revisions to the order quantity formulas for parts and adjustments to purchased part lot sizes. This follows an improvement in DIOH of seven days in 2003.

        Investing Activities – Net cash used in investing activities was $32.1 million in 2004, $6.4 million in 2003 and $10.4 million in 2002. In January 2004, we acquired all of the stock of Walter-Broadley for $6.5 million in the form of cash and debt as well as assuming $2.6 million in outstanding debt, of which $2.5 million was immediately retired. The cost of the acquisition was paid for in cash with funds provided by operations.

        Capital expenditures were $21.1 million during 2004 compared to $10.5 million in 2003. The increase is primarily attributable to the installation of a new powder paint system and the purchase of additional system components to further expand the capabilities of our information systems. Capital expenditures in 2003 were lower than 2002 due to our transition to leasing versus purchasing fleet vehicles. Proceeds of $4.1 million in 2003 included $1.4 million from the sale of an office property in the U.K.

        In 2005, capital spending is expected to be approximately $15 to $20 million. Significant capital projects planned for 2005 include continued expansion of the capabilities of our information systems and investments in new product tooling. Capital expenditures in 2005 are expected to be financed primarily with funds from operations.

        Financing Activities – Net cash used by financing activities was $12.1 million in 2004, $15.8 million in 2003 and $16.2 million in 2002. During 2004, $2.5 million of assumed Walter-Broadley debt was repaid, while 2003 financing activities included a $5.0 million scheduled debt payment. Other financing activities in 2004 were comparable to 2003 activities.

        Cash dividends increased for the 33rd consecutive year to $0.86 per share in 2004, an increase of $0.02 per share over 2003.

        During November 2004, an additional 400,000 shares were authorized under the share repurchase program approved by the Board of Directors in May 2001. Shares repurchased during 2004, 2003 and 2002 approximated 73,000, 77,000 and 124,000, respectively. The average repurchase price was $39.11 during 2004, $34.54 during 2003 and $37.38 during 2002. At December 31, 2004, approximately 434,000 shares were authorized for repurchase.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments at the time of issuance. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The effect of the standard will be to require entities to measure the cost of employee services received in exchange for stock awards based on its grant-date fair value and to recognize the cost over the period the employee is required to provide services for the award.

        We plan to adopt the provisions of SFAS No. 123(R) effective July 1, 2005, as required, and plan to use the modified prospective transition method for our existing stock-based compensation plans. Under the modified prospective transition method, the fair value-based accounting method will be used for all employee awards granted, modified, or settled after the adoption date. Compensation cost related to the nonvested portion of awards outstanding as of that date will be based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123. Under this method, we estimate that the adoption of SFAS No. 123(R) will result in approximately $650,000 to $700,000 of stock-based compensation expense in the second half of 2005 related to non-vested employee options issued prior to the adoption date.

        Beginning in 2005, we modified our management compensation program and have replaced stock option awards with performance-based share awards. Prior to the adoption of SFAS No. 123 (R), compensation expense under this program will be recognized over the performance period, with adjustments to expense for changes in the market price of Tennant stock and for actual achievement against established targets. Upon adoption of SFAS No. 123 (R) in July 2005, compensation expense associated with these performance-based share awards will be fixed at the grant-date fair value of the award and recognized over the remaining performance period based on actual achievement against established performance targets. We estimate our 2005 full year expense associated with this program will be approximately $1.4 million to $1.5 million based on achievement of targeted performance.

        In November 2004, the FASB released revised SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43” (“SFAS No. 151”). The new standard requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Although we are still evaluating the impact that the adoption of SFAS No. 151 will have on our Consolidated Financial Statements, we do not believe it will have a material impact as we have not historically had any abnormally low levels of production, unplanned downtime, labor or material shortages.

Critical Accounting Estimates

        Our consolidated financial statements are based on the selection and application of U.S. generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty.

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

        Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Bad debt write-offs as a percentage of sales were 0.3% in 2004, 0.3% in 2003 and 0.4% in 2002. As of December 31, 2004, we had $4.0 million reserved against our accounts receivable for doubtful accounts.

        Inventory Reserves – We value our inventory at the lower of the cost of inventory or fair market value through the establishment of a reserve for excess, slow moving and obsolete inventory. Our reserve for excess, slow moving and obsolete inventory is based on inventory levels, expected product lives and forecasted sales demand. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed according to our projected demand requirements based on historical demand, market conditions and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for certain products. This reserve creates a new cost basis for these products and is considered permanent.

        We also record a reserve for inventory shrinkage. Our inventory shrinkage reserve represents anticipated physical inventory losses that are recorded and adjusted as a part of our cycle counting and physical inventory procedures. The reserve amount is based on historical loss trends, historical physical and cycle-count adjustments as well as inventory levels. Changes in the reserve result from the completed cycle counts and physical inventories.

        As of December 31, 2004, we had $5.5 million reserved against inventories.

        Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During 2003, we recognized a change in estimate of $0.9 million related to an increase in warranty claims on certain products. During 2004, our claims experience improved, resulting in a decrease in our warranty expense as a percent of sales and a decrease in expense for specific claims. Warranty expense as a percentage of sales was 1.5% in 2004, 1.9% in 2003 and 1.6% in 2002. As of December 31, 2004, we had $6.2 million reserved for future estimated warranty costs.

        Deferred Tax Assets – We recognize deferred tax assets for the expected future tax impact of temporary differences between book and taxable income. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance and income tax charge are recorded when, in management’s judgment, realization of a specific deferred tax asset is less likely than not. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. The valuation allowance for foreign tax loss carryforwards at December 31, 2004, was $11.8 million.

Cautionary Factors Relevant to Forward-Looking Information

        Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include: the potential for soft markets in certain regions, including North America, Asia, Latin America and Europe; geopolitical and economic uncertainty throughout the world; changes in tax laws and regulations, including changes in accounting standards and taxation changes, such as the effects of the American Jobs Creation Act of 2004; inflationary pressures; the potential for increased competition in our business; the relative strength of the U.S. dollar, which affects the cost of our products sold internationally; fluctuations in the cost or availability of raw materials; our ability to achieve projections of future financial and operating results; successful integration of acquisitions; the ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions; unforeseen product quality problems; the effects of litigation, including threatened or pending litigation; and our plans for growth. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. For additional information about factors that could materially affect Tennant’s results, please see the Company’s other Securities and Exchange Commission filings.

        We do not undertake to update any forward-looking statement, and investors are advised to consult any further disclosures by us on this matter in our filings with the Securities and Exchange Commission and in other written statements we make from time to time. It is not possible to anticipate or foresee all risk factors, and investors should not consider any list of such factors to be an exhaustive or complete list of all risks or uncertainties.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

        Foreign Currency Exchange Risk – Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposure is with the Euro, the Canadian dollar, the Australian dollar, the British pound and the Japanese yen against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between Tennant operations in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations.

        Because our products are manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of approximately $51 million and $48 million at the end of 2004 and 2003, respectively. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of December 31, 2004, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.

        Commodity Risk – We are subject to exposures resulting from potential cost increases related to our purchase of raw materials or other product components. We do not use derivative commodity instruments to manage our exposures to changes in commodity prices such as steel or oil and gas.

        The recent increase in worldwide demand and other factors have caused prices for steel and related products to increase. Given the worldwide steel market conditions, we have experienced significant cost increases in our steel-based raw materials and component parts in 2004. We purchase approximately $55–$60 million of raw and fabricated steel and steel-based component parts annually. We do not maintain an inventory of raw or fabricated steel in excess of near-term production requirements. We continue to focus on mitigating the impact of the anticipated steel cost increases through product pricing and negotiations with our vendors. Successful mitigation of the impact will depend upon our ability to increase our selling prices in a competitive market.

        Various factors beyond our control affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, domestic and foreign governmental regulation and the overall economic environment. We purchase petroleum-related component parts for use in our manufacturing operations. In addition, our freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. During 2004, our purchased material and other costs were impacted by higher oil and gas prices. If the prices of oil and gas remain at their current levels or continue to increase, our results could be unfavorably impacted in 2005.

ITEM 8 – Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (COSO), our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Janet M. Dolan

Janet M. Dolan President and Chief Executive Officer

/s/ Anthony T. Brausen

Anthony T. Brausen Vice President and Chief Financial Officer

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tennant Company:

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls and Procedures, that Tennant Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tennant Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that Tennant Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Tennant Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, cashflows, and shareholders’ equity and comprehensive income, for each of the years in the three-year period ended December 31, 2004, and our report dated February 28, 2005 expressed an unqualified opinion on those consolidated financial statements.

        /s/ KPMG LLP

        Minneapolis, MN

        February 28, 2005

The Board of Directors and Shareholders

Tennant Company:

        We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tennant Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

        /s/ KPMG LLP

        Minneapolis, MN

        February 28, 2005

Consolidated Statements of Earnings

TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except per share data)

Years ended December 31	2004	2003	2002

Net sales	$507,785	$453,962	$424,183
Cost of sales	305,277	272,285	254,360

Gross profit	202,508	181,677	169,823

Operating expense:
Research and development expenses	17,198	16,696	16,331
Selling and administrative expenses	164,003	142,306	133,914
Restructuring charges	—	—	4,002

Total operating expenses	181,201	159,002	154,247

Profit from operations	21,307	22,675	15,576
Other income (expense):
Interest income	1,479	1,441	1,891
Interest expense	(1,147)	(833)	(1,381)
Net foreign currency transaction losses	(126)	(889)	(752)
Miscellaneous (expense) income, net	(134)	89	(436)

Total other income (expense)	72	(192)	(678)

Profit before income taxes	21,379	22,483	14,898
Income tax expense	7,999	8,328	6,633

Net earnings	$13,380	$14,155	$8,265

Basic earnings per share	$1.49	$1.58	$0.92

Diluted earnings per share	$1.46	$1.56	$0.91

        See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

December 31	2004	2003

Assets
CURRENT ASSETS
Cash and cash equivalents	$16,837	$24,587
Short-term investments	6,050	—
Receivables:
Trade, less allowances for doubtful accounts and returns ($5,143 in 2004 and $5,545 in 2003)	95,813	82,411
Other, net	1,700	3,229

Net receivables	97,513	85,640
Inventories	55,911	54,682
Prepaid expenses	2,657	2,494
Deferred income taxes, current portion	9,663	8,967

Total current assets	188,631	176,370
Property, plant and equipment, net	69,063	61,121
Deferred income taxes, long-term portion	129	1,609
Goodwill	23,476	17,812
Intangible assets, net	1,550	—
Other assets	2,943	1,961

Total assets	$285,792	$258,873

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES
Current debt and collateralized borrowings	$7,674	$1,030
Accounts payable, accrued expenses and deferred revenues	74,179	58,477

Total current liabilities	81,853	59,507
LONG-TERM LIABILITIES
Long-term debt	1,029	6,295
Employee-related benefits	28,403	27,455
Deferred income taxes, long-term portion	473	—

Total long-term liabilities	29,905	33,750

Total liabilities	111,758	93,257
COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)
SHAREHOLDERS’ EQUITY
Preferred stock of $0.02 par value per share, authorized 1,000,000; none issued	—	—
Common stock of $0.375 par value per share, authorized 30,000,000; issued and outstanding 9,003,209 shares in 2004 and 8,994,745 shares in 2003	3,388	3,385
Additional paid-in capital	341	355
Unearned restricted shares	(178)	(551)
Retained earnings	174,132	168,180
Accumulated other comprehensive income (loss)	864	(338)
Receivable from ESOP	(4,513)	(5,415)

Total shareholders’ equity	174,034	165,616

Total liabilities and shareholders’ equity	$285,792	$258,873

        See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

TENNANT COMPANY AND SUBSIDIARIES

(In thousands)

Years ended December 31	2004	2003	2002

CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net earnings	$13,380	$14,155	$8,265
Adjustments to net earnings to arrive at operating cash flow:
Depreciation and amortization	12,972	13,879	16,947
Deferred tax expense	1,279	801	1,626
Tax benefit on ESOP and stock plans	(307)	(272)	(356)
Provision for bad debts and returns	954	1,561	2,116
Changes in operating assets and liabilities excluding the impact of acquisitions:
Accounts receivable	(10,974)	(10,286)	(7,482)
Inventories	3,672	8,068	(7,776)
Accounts payable, accrued expenses and deferred revenues	11,694	2,057	6,378
Other current/noncurrent assets and liabilities	2,492	1,874	31
Other, net	1,535	(1,367)	(530)

Net cash flows related to operating activities	36,697	30,470	19,219
CASH FLOWS RELATED TO INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(21,089)	(10,483)	(13,072)
Acquisition of Walter-Broadley	(6,491)	—	—
Purchases of short-term investments	(13,975)	—	—
Sales of short-term investments	7,925	—	—
Proceeds from disposals of property, plant and equipment	1,568	4,092	2,649

Net cash flows related to investing activities	(32,062)	(6,391)	(10,423)
CASH FLOWS RELATED TO FINANCING ACTIVITIES
Net change of short-term borrowings	(1,729)	(3,229)	(6,690)
Repayment of assumed Walter-Broadley debt	(2,516)	—	—
Payments of long-term debt	—	(5,000)	—
Proceeds from issuance of common stock	1,520	1,588	1,509
Purchase of common stock	(2,842)	(2,676)	(4,628)
Dividends paid	(7,735)	(7,528)	(7,373)
Principal payment from ESOP	1,172	1,065	968

Net cash flows related to financing activities	(12,130)	(15,780)	(16,214)
Effect of exchange rate changes on cash and cash equivalents	(255)	(68)	(9)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,750)	8,231	(7,427)
Cash and cash equivalents at beginning of year	24,587	16,356	23,783

CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,837	$24,587	$16,356

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Collateralized borrowings incurred for operating lease equipment	$415	$1,756	$1,761
Capital expenditures funded through capital leases	$1,090	$215	—

        See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

Years ended December 31	2004		2003		2002

	Shares	Amount	Shares	Amount	Shares	Amount

COMMON STOCK
Beginning balance	8,994,745	$3,385	8,981,417	$3,380	9,036,095	$3,389
Issue stock for employee benefit plans and directors	81,130	30	90,810	34	69,116	37
Purchase of common stock	(72,666)	(27)	(77,482)	(29)	(123,794)	(46)

Ending balance	9,003,209	$3,388	8,994,745	$3,385	8,981,417	$3,380

ADDITIONAL PAID-IN CAPITAL
Beginning balance		$355		$—		$383
Issue stock for employee benefit plans and directors		2,365		1,604		2,287
Purchase of common stock		(2,379)		(1,249)		(2,670)

Ending balance		$341		$355		$—

UNEARNED RESTRICTED SHARES
Beginning balance		$(551)		$(612)		$(278)
Restricted share activity, net		373		61		(334)

Ending balance		$(178)		$(551)		$(612)

RETAINED EARNINGS
Beginning balance		$168,180		$161,281		$161,945
Net earnings		13,380		14,155		8,265
Dividends paid, $0.86, $0.84, and $0.82, respectively, per common share		(7,735)		(7,528)		(7,373)
Issue stock for employee benefit plans and directors		436		1,398		—
Purchase of common stock		(436)		(1,398)		(1,912)
Tax benefit on ESOP and stock plans		307		272		356

Ending balance		$174,132		$168,180		$161,281

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)(1)
Beginning balance		$(338)		$(3,586)		$(6,247)
Foreign currency translation adjustments		1,202		3,248		2,661

Ending balance		$864		$(338)		$(3,586)

RECEIVABLE FROM ESOP
Beginning balance		$(5,415)		$(6,318)		$(7,221)
Principal payments		1,172		1,065		968
Shares allocated		(270)		(162)		(65)

Ending balance		$(4,513)		$(5,415)		$(6,318)

Total shareholders’ equity		$174,034		$165,616		$154,145

(1) Reconciliations of net earnings to comprehensive income are as follows:
Net earnings		$13,380		$14,155		$8,265
Foreign currency translation adjustments		1,202		3,248		2,661

Comprehensive income		$14,582		$17,403		$10,926

        The company had 30,000,000 authorized shares of common stock as of December 31, 2004, 2003 and 2002.

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

        USE OF ESTIMATES – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        RECLASSIFICATIONS – Certain prior years’ amounts have been reclassified to conform to the current year presentation.

        CASH EQUIVALENTS – We consider all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

        SHORT-TERM INVESTMENTS – Short-term investments with average maturities of less than one year are classified and accounted for as available-for-sale and carried at fair value. Unrealized gains and losses on these securities, if any, would be reported as accumulated other comprehensive income (loss).

        As of December 31, 2004, our available-for-sale securities consisted of auction rate securities totaling $6,050. There were no realized gains or losses during the year ended December 31, 2004. At December 31, 2004 the estimated fair value of these securities approximated cost due to their short maturities.

        RECEIVABLES – Credit is granted to our customers in the normal course of business. Management performs ongoing credit evaluations of customers and maintains allowances for potential credit losses. Receivables are recorded at original carrying value less reserves for estimated uncollectible accounts.

        INVENTORIES – Inventories are valued at the lower of cost or market. For inventories in Europe, cost is determined on a first-in, first-out basis. Cost is determined on a last-in, first-out basis for substantially all other locations.

        PROPERTY, PLANT AND EQUIPMENT – Property, plant and equipment is carried at cost. We generally depreciate buildings and improvements by the straight-line method over a 30-year life. Other property, plant and equipment is generally depreciated using the straight-line method based on lives of three to 15 years.

        GOODWILL – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is reviewed annually or at the time of a triggering event for impairment. In assessing the recoverability of goodwill, we compare the carrying value of our goodwill to our market value. During the fourth quarter of 2004, we completed our annual impairment test and concluded that our goodwill is not impaired.

        IMPAIRMENT OF OTHER LONG-LIVED ASSETS – Our intangible assets, consisting of the acquired trade name and customer lists as described further in Notes 5 and 18, are reviewed annually or at the time of a triggering event for impairment. During the fourth quarter of 2004, we completed our annual impairment test and concluded our intangible assets are not impaired.

        We periodically review our other long-lived assets for impairment and assess whether events or circumstances indicate that the carrying amount of the asset may not be recoverable. We generally deem an asset to be impaired if an estimate of undiscounted future operating cash flows is less than its carrying amount.

        PENSION AND PROFIT SHARING PLANS – We have pension and/or profit sharing plans covering substantially all of our employees. Pension plan costs are accrued based on actuarial estimates with the pension cost funded annually.

        POSTRETIREMENT BENEFITS – We recognize the cost of retiree health benefits over the employees’ period of service.

        WARRANTY – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty terms on machines range from one to four years.

        RESEARCH AND DEVELOPMENT – Research and development costs are expensed as incurred.

        INCOME TAXES – Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided when, in management’s judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        STOCK-BASED COMPENSATION – We account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for stock option plans. At December 31, 2004, we have six stock-based compensation plans, which are described more fully in Note 13.

        We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with SFAS No. 123, the fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the 2004, 2003 and 2002 grants, respectively: dividend yield of 2.3%, 2.3% and 2.3%; expected volatility of 32%, 25% and 21%; risk-free interest rates of 3.6%, 3.6% and 3.8%. The expected life of our options was seven years in 2004 and 2003, and five years in 2002. The weighted-average fair value of each option granted was $12.80, $8.03 and $6.56 in 2004, 2003 and 2002, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        Had stock-based compensation cost been determined consistent with the provisions of SFAS No. 123, net earnings would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002

Net earnings – as reported	$13,380	$14,155	$8,265
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	1,393	1,140	864

Net earnings – pro forma	$11,987	$13,015	$7,401

Earnings per share:
Basic – as reported	$1.49	$1.58	$0.92
Basic – pro forma	$1.33	$1.45	$0.82
Diluted – as reported	$1.46	$1.56	$0.91
Diluted – pro forma	$1.31	$1.44	$0.82

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

        In 2003, we adopted Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which multiple revenue-generating activities are performed as well as how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Under EITF 00-21, revenues from contracts with multiple element arrangements are recognized as each element is earned. We offer service contracts in conjunction with equipment sales in addition to selling equipment and service contracts separately. When equipment and service contracts are sold at the same time, we first apply FASB Technical Bulletin 90-1 and deduct from the sales proceeds the separately priced service contract. The balance of the consideration is allocated to the equipment and recognized when the equipment is shipped. Sales proceeds allocated to service contracts are deferred if the proceeds are received in advance of the service and recognized ratably over the contract period.

        DERIVATIVE FINANCIAL INSTRUMENTS – We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities (principally the Euro, British pound, Australian dollar, Canadian dollar and Japanese yen). We have elected not to apply hedge accounting treatment to these contracts as our contracts are for a short duration. These contracts are marked-to-market with the related asset or liability recorded in prepaid or accrued expenses, as applicable. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. Gains or losses on forward foreign exchange contracts to hedge foreign currency-denominated net assets and liabilities are recognized in net foreign currency transaction gains (losses) within the Consolidated Statements of Earnings on a current basis over the term of the contracts.

        EARNINGS PER SHARE – Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive stock options and performance-related shares.

2.	Restructuring and Unusual Items

        2004 ACTIONS – Management approved actions to reduce costs as a part of a continuing effort to improve profitability during 2004. These actions included the elimination of a net 64 management and administrative positions companywide and are expected to be substantially complete by the first quarter of 2005. The workforce reductions resulted in the recognition of a net pretax charge of $2,301 ($1,458 after-tax, or $0.16 per diluted share) in our 2004 results. The charge consists primarily of severance and outplacement benefits and is included within Selling and Administrative (S&A) Expenses in the Consolidated Statements of Earnings. The severance and outplacement benefits were accounted for under SFAS No. 112, “Employers’ Accounting for Postretirement Benefits.”

        The components of the 2004 workforce reduction charges and cash and non-cash applications against these charges were as follows:

Severance, Early Retirement and Related Costs

2004 Initial charges	$2,704
2004 Utilization:
Cash	(1,259)
Non-cash	—
Change in estimate	(403)

2004 Year-end liability balance	$1,042

        2003 ACTIONS – We amended the agreement with our U.S. third-party lessor during 2003. Prior to this amendment, the agreement contained a retained ownership risk provision that precluded revenue recognition at the time of shipment for equipment sales to the third-party lessor that were considered operating leases. The amendment eliminated the retained ownership risk provision and was retroactive to the beginning of the agreement. This resulted in the recognition of previously deferred revenue of $6,430 in 2003, increasing net earnings by $1,796 or $0.20 per diluted share and resulted in revenue recognition at the time of shipment for future U.S. equipment sales under this agreement.

        During 2003, Tennant and our joint-venture partner agreed to dissolve the joint venture previously established to develop and market a new product. We decided to permanently discontinue manufacturing the product and to abandon the plan to utilize the related purchased technology. As a result of the joint-venture dissolution, we recorded after-tax charges totaling $1,215 or $0.14 per diluted share related to the write-off of accounts receivable, inventory, intangible assets and the establishment of accruals for certain contractual obligations.

        2002 ACTIONS – We recorded pretax charges of $4,396 for restructuring, $500 in certain severance payments and $500 for a write-down of inventory during 2002. In addition, we recorded a change in estimate of $(394) related to our 2001 and 1999 restructuring activities. The restructuring charges

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

related to a workforce reduction, consolidation of our North American distribution operations from a network of seven distribution centers into two new facilities that are now leased and managed by a third-party logistics services provider, and actions to consolidate and centralize customer service operations in Europe, as well as streamline other operations in North America. Approximately 140 employees were terminated as a result of these actions. The restructuring charges primarily consisted of severance payments, building lease costs and write-downs of certain fixed assets. The inventory write-down related to the consolidation of distribution operations and has been classified in cost of sales. The $500 in certain severance payments has been classified as selling and administrative expense. These actions were substantially completed during 2002 and 2003.

        The components of the 2002 restructuring charges and cash and non-cash applications against these charges were as follows:

	Severance, Early Retirement and Related Costs	Noncancelable Contractual Obligations and Other	Total

2002 Initial charges	$4,005	$391	$4,396
2002 Utilization:
Cash	(2,568)	(57)	(2,625)
Non-cash	219	(54)	165

2002 Year-end liability balance	1,656	280	1,936

2003 Utilization:
Cash	(1,688)	(71)	(1,759)
Non-cash	36	14	50
Change in estimate	40	(223)	(183)

2003 Year-end liability balance	44	—	44

2004 Utilization:
Cash	—	—	—
Non-cash	—	—	—

2004 Year-end liability balance	$44	$—	$44

        We recorded a change in estimate of $226 related to 2001 restructuring charges during 2003. As of December 31, 2003, there was a remaining balance of $105 related to 2001 restructuring charges. During 2004 we had cash utilization of $(9), non-cash utilization of $4 and we recorded a change in estimate of $(79) related to the 2001 restructuring charge. As of December 31, 2004, there is a remaining balance for noncancelable contractual obligation of $21, which will be settled in 2005.

        During 2002, we completed restructuring initiatives originally accrued in 1999. This resulted in cash usage of $(312), non-cash usage of $48 and a change in estimate of $(201) in 2002.

3.	Inventories

        The composition of inventories at December 31 was as follows:

	2004	2003

FIFO inventories:
Finished goods	$48,592	$45,371
Raw materials, production parts and work-in-process	29,772	30,447

Total FIFO inventories	78,364	75,818
LIFO reserve	(22,453)	(21,136)

LIFO inventories	$55,911	$54,682

        The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

        As of December 31, 2004 and 2003, FIFO-based inventories in Europe totaled $25,456 and $22,846, respectively.

4.	Property, Plant and Equipment

        Property, plant and equipment and related accumulated depreciation, including equipment under capital leases, at December 31 consisted of the following:

	2004	2003

Land	$3,511	$3,480
Buildings and improvements	36,137	33,339
Machinery and equipment	173,507	167,361
Construction in progress	6,806	2,466

Total property, plant and equipment	219,961	206,646
Less accumulated depreciation	(150,898)	(145,525)

Net property, plant and equipment	$69,063	$61,121

5.	Goodwill and Intangible Assets

        The components of goodwill and other intangible assets on the consolidated balance sheet as of December 31 are as follows:

	Goodwill	Other Intangibles

Balance, December 31, 2002	$16,995	$725
Amortization expense	—	(25)
Write-off of unamortized balance	—	(700)
Foreign currency fluctuations	817	—

Balance, December 31, 2003	17,812	—

Additions	5,035	1,560
Amortization expense	—	(132)
Foreign currency fluctuations	629	122

Balance, December 31, 2004	$23,476	$1,550

        The additions to goodwill and other intangible assets during 2004 were based on the purchase price allocation of the Walter-Broadley acquisition in January 2004, as discussed in Note 18. These other intangible assets, consisting of the acquired trade name and customer lists, are amortized over useful lives of four and 20 years, respectively, based on the provisions of SFAS No. 142.

        As of December 31, 2004, future amortization expense related to our intangible assets is estimated to be $137 in 2005 to 2007 and $63 in 2008 and 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        During 2003, as a result of the joint-venture dissolution described in Note 2, we wrote off the remaining unamortized balance of intangible assets associated with the joint venture.

6.	Short- and Long-Term Debt

        The components of our outstanding debt as of December 31 consisted of the following:

		Interest Rates		Outstanding Balance
	Maturity Dates	2004	2003	2004	2003

Short-term bank borrowings	—	—	4.50%	$—	$150
Notes payable	2005	1.25–7.84%	7.84%	6,048	5,000
Collaterialized borrowings	2005-2007	4.50%	4.50%	1,569	1,960
Capital lease obligations	2005-2007	4.50–7.00%	4.50–7.00%	1,086	215

Total outstanding debt				8,703	7,325
Less: current portion				7,674	1,030

Long-term portion				$1,029	$6,295

        The aggregate maturities of our outstanding debt including capital lease obligations as of December 31, 2004 are as follows:

2005	$7,674
2006	724
2007	305

Total	$8,703

        Collateralized borrowings represent deferred sales proceeds on certain leasing transactions with a European third-party leasing company. These transactions are accounted for as borrowings in accordance with SFAS No. 13, with the related assets capitalized as property, plant and equipment and depreciated straight-line over the lease term.

        During 2004, we entered into $1,090 in sale-leaseback transactions with a European third-party leasing company whereby we sell our manufactured equipment to the leasing company and lease it back. The equipment covered by these leases is rented to our customers over the lease term.

        At December 31, 2004, we had available uncommitted lines of credit with banks of approximately $25 million and available committed lines of credit of approximately $27 million. As of December 31, 2004, we had used $950 under these facilities to support outstanding letters of credit. There were no outstanding borrowings under these facilities as of December 31, 2004.

        Interest paid during 2004, 2003 and 2002 was $1,198, $850 and $1,086, respectively.

7.	Accounts Payable, Accrued Expenses and Deferred Revenue

        Accounts payable, accrued expenses and deferred revenue at December 31 consisted of the following:

	2004	2003

Trade accounts payable	$24,626	$18,718
Wages, bonuses and commissions	24,153	15,287
Taxes, other than income taxes	2,573	2,930
Warranty	6,180	6,018
Deferred revenue	2,705	2,283
Rebates	4,220	2,592
Other	9,722	10,649

Total	$74,179	$58,477

        The changes in warranty reserves for the three years ended December 31 were as follows:

	2004	2003	2002

Beginning balance	$6,018	$4,519	$4,062
Additions charged to expense	7,517	7,803	6,978
Change in estimate	(122)	944	—
Claims paid	(7,233)	(7,248)	(6,521)

Ending balance	$6,180	$6,018	$4,519

8.	Fair Value of Financial Instruments

        Our short-term financial instruments including cash equivalents and short-term investments are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to their short maturities. Our foreign currency forward exchange contracts are valued at fair market value, which is the amount we would receive or pay to terminate the contracts at the reporting date. The fair market value of our long-term debt approximates cost, based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

        We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. As of December 31, 2004, the fair value of such contracts outstanding was $313. At December 31, 2004 and 2003, the notional amounts of foreign currency forward exchange contracts outstanding were $51,176 and $47,932, respectively.

9.	Retirement Benefit Plans

        Substantially all U.S. employees are covered by various retirement benefit plans maintained by us. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our U.S. and foreign plans was $7,879, $7,142 and $5,217 in 2004, 2003 and 2002, respectively.

        We have a 401(k) plan that covers substantially all U.S. employees. Under this plan, the employer contribution matches up to 3% of the employee’s compensation in the form of Tennant stock. We also make a profit sharing contribution to the plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution can be in the form of Tennant stock or cash and is based upon our financial performance, subject to a 2% minimum contribution. Matching contributions are primarily funded by our ESOP Plan, while profit sharing contributions are generally paid in cash. Expenses under these plans were $5,206, $4,070 and $3,409 during 2004, 2003 and 2002, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        We have a qualified, funded defined benefit retirement plan (“the U.S. Pension Plan”) in the U.S. covering certain current and retired employees. Plan benefits are based on the years of service and compensation during the highest five consecutive years of service in the final ten years of employment. No new participants have entered the plan since 2000. The plan has approximately 500 participants including 200 active employees as of December 31, 2004.

        We have a U.S. nonqualified supplemental benefit plan (“the U.S. Nonqualified Plan”) to provide additional retirement benefits for certain employees whose benefits under our 401(k) plan or U.S. Pension Plan are limited by either ERISA or the Internal Revenue Code.

        We have a U.S. postretirement medical benefit plan (“the U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with Tennant and age upon retirement. During 2004, we amended this plan in an effort to simplify our plan design and reduce healthcare costs by consolidating six separate managed care plans into one participant controlled program for employees eligible to retire after January 1, 2005. In addition, the amendment provided for the elimination of the post-65 benefits for employees eligible to retire after January 1, 2005, with the introduction of Medicare Part D on January 1, 2006. The impact of this plan amendment was a $4,417 reduction in our postretirement medical benefit obligation as of December 31, 2004.

        We also have defined pension benefit plans in the United Kingdom and Germany (“the U.K. Pension Plan” and “the German Pension Plan”). The plan assets, liabilities and expenses are not significant to our financial position or results of operations and, as a result, were not included in our defined benefit plan disclosures prior to 2004. During 2004, we transitioned our disclosures to include these foreign plans.

        We expect to contribute approximately $100 to our U.S. Nonqualifed Plan, approximately $900 to our U.S. Retiree Plan, approximately $90 to our U.K. Pension Plan, and approximately $40 to our German Pension Plan in 2005. No contributions to the U.S. Pension Plan are expected to be required during 2005.

        Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans at December 31, 2004 and 2003 are as follows:

	2004	2003

Equity securities	50%	60%
Debt securities	33	39
Fixed income contract and other	17	1

Total	100%	100%

        The primary objective of our U.S. and U.K. Pension Plans is to meet retirement income commitments to plan participants at a reasonable cost to Tennant and to maintain a sound actuarially funded status. This objective is accomplished through growth of capital and safety of funds invested. The Pension Plan assets are invested in securities to achieve growth of capital over inflation through appreciation and accumulation and reinvestment of dividend and interest income. Investments are diversified to control risk. The overall return objective is to achieve an annualized return equal to or greater than the return expectations in the actuarial valuation. The target allocation for the U.S. Pension Plan is 60% equity and 40% debt securities, while the U.K. Pension Plan is invested 100% in a fixed income contract. Equity securities within the U.S. Pension Plan do not include any investments in Tennant Company common stock.

        Our German Pension Plan is unfunded, which is customary in that country.

        The following table summarizes the weighted-average assumptions used for our pension benefit and postretirement medical plans:

	Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.86%	6.50%	5.94%	6.50%
Rate of compensation increase	4.04%	4.00%	—	—

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	6.34%	6.50%	6.50%	6.50%
Expected long-term rate of return on plan assets	8.25%	8.75%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

        We have determined our weighted-average long-term rate of return of 8.25% by developing expected annual returns for each class of assets held by our individual plans and calculating a weighted-average expected return based on targeted fund allocations.

        The measurement date for all of our plans is December 31, except the U.K. Pension Plan which is October 31.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans were as follows:

	Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$30,698 (1)	$24,522	$16,737	$16,773
Service cost	1,056	855	336	396
Interest cost	1,953	1,559	1,025	1,009
Plan participants’ contributions	51	—	—	—
Plan amendments	—	—	(4,417)	—
Actuarial loss/(gain)	2,845	(146)	1,785	(809)
Foreign exchange	414	—	—	—
Benefits paid	(878)	(856)	(891)	(632)

Benefit obligation at end of year	$36,139	$25,934	$14,575	$16,737

Changes in plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$32,232 (2)	$23,078	$—	$—
Actual return on plan assets	3,144	4,936	—	—
Employer contributions	232	111	891	632
Plan participants’ contributions	51	—	—	—
Foreign exchange	424	—	—	—
Benefits paid	(878)	(856)	(891)	(632)

Fair value of plan assets at end of year	$35,205	$27,269	$—	$—

Funded status	$(934)	$1,335	$(14,575)	$(16,737)
Unrecognized actuarial loss/(gain)	(4,379)	(6,724)	3,472	1,792
Unrecognized transition obligation/(asset)	(110)	(132)	—	—
Unrecognized prior service cost/(benefit)	4,286	4,856	(4,200)	—

Net accrued liability	$(1,137)	$(665)	$(15,303)	$(14,945)

Amounts recognized in the consolidated balance sheets consisted of:
Prepaid benefit cost	$1,261	$895	$—	$—
Accrued benefit liability	(2,487)	(1,585)	(15,303)	(14,945)
Intangible asset	89	25	—	—

Net accrued liability	$(1,137)	$(665)	$(15,303)	$(14,945)

        (1) This amount includes $4,764 that is not included in the December 31, 2003 disclosures, of which $4,099 related to the U.K. Pension Plan and $665 related to the German Pension Plan.

        (2) This amount includes $4,963 that is not included in the December 31, 2003 disclosures, all of which is related to the U.K. Pension Plan assets.

        The accumulated benefit obligation for all U.S. defined benefit plans was $26,558 at December 31, 2004, and $22,748 at December 31, 2003. The accumulated benefit obligation for the U.K. Pension Plan was $4,598 at December 31, 2004. The accumulated benefit obligation for the German pension plan was $772 at December 31, 2004.

        Information for our U.S. Nonqualified and German Pension Plans with an accumulated benefit obligations in excess of plan assets is as follows:

	2004	2003

Projected benefit obligation	$2,932	$1,940
Accumulated benefit obligation	2,520	1,585
Fair value of plan assets	—	—

        Assumed healthcare cost trend rates at December 31, 2004 and 2003 are as follows:

	2004	2003

Healthcare cost trend rate assumed for 2005	10.1%	9.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.3%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2024

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for health care plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage- Point Decrease	1-Percentage- Point Increase

Effect on total of service and interest cost components	$(70)	$66

Effect on postretirement benefit obligation	$(1,007)	$878

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        Components of net periodic benefit cost for the three years ended December 31, 2004, were as follows:

	Pension Benefits
	2004(1)	2003	2002

Service cost	$1,056	$855	$846
Interest cost	1,953	1,559	1,472
Expected return on plan assets	(2,897)	(2,491)	(2,495)
Recognized actuarial gain	(674)	(779)	(953)
Amortization of transition obligation/(asset)	(22)	(22)	(22)
Amortization of prior service cost	570	570	570
Foreign exchange	52	—	—

Net periodic cost (benefit)	$38	$(308)	$(582)

        (1) This amount includes net periodic costs of $195 for our foreign plans in 2004, of which $109 related to the U.K. Pension Plan and $86 related to the German Pension Plan.

	Postretirement Medical Benefits
	2004	2003	2002

Service cost	$336	$396	$391
Interest cost	1,025	1,009	1,051
Amortization of prior service benefit	(217)	—	—
Recognized actuarial loss	104	10	19

Net periodic cost	$1,248	$1,415	$1,461

        The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and foreign plans:

	Pension Benefits	Postretirement Medical Benefits

2005	$988	$926
2006	1,101	950
2007	1,303	990
2008	1,714	998
2009	1,812	1,081
2010 to 2014	12,305	6,486

Total	$19,223	$11,431

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

        We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2010 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $8,982, $7,002 and $4,560, in 2004, 2003 and 2002, respectively.

        The aggregate lease commitments with an initial term of one year or more at December 31, 2004, with minimum rentals for the years were as follows:

2005	$6,390
2006	3,761
2007	2,452
2008	855
2009 and beyond	292

Total	$13,750

        Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $8.3 million, of which we have guaranteed $6.3 million. As of December 31, 2004, we have not recorded a liability related to this residual value guarantee as we estimate our future settlements to be a net gain.

        We have a cancellation clause with our third-party logistics provider which would require payment of a cancellation fee in the event we elect to cancel the agreement prior to the contract expiration date. This fee, which approximated $1.6 million at December 31, 2004, declines on a straight-line basis over the life of the contract, which expires in 2007. In addition, in the event that we elect to cancel the agreement, Tennant would be required to assume the underlying building lease for the remainder of its term. We have applied the provisions of EITF 01-8, “Determining Whether an Arrangement Contains a Lease,” and have determined that our agreement with our third-party logistics provider contains an operating lease under SFAS No. 13. As a result, we have included the future minimum lease payments related to the underlying building lease in our operating lease commitments above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        During 2003, we entered into a purchase commitment with a third-party manufacturer totaling $12 million through September 2007, which has a remaining purchase commitment of approximately $9 million as of December 31, 2004.

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

        In 2004, 2003 and 2002, we recorded tax benefits directly to shareholders’ equity of $307, $272 and $356, respectively, relating to our ESOP and stock plans.

        Income tax expense (benefit) for the three years ended December 31, 2004, was as follows:

	Current	Deferred	Total

2004
Federal	$4,776	$1,254	$6,030
Foreign	1,299	(129)	1,170
State	667	132	799

	$6,742	$1,257	$7,999

2003
Federal	$6,205	$435	$6,640
Foreign	846	—	846
State	748	94	842

	$7,799	$529	$8,328

2002
Federal	$4,000	$1,179	$5,179
Foreign	812	—	812
State	551	91	642

	$5,363	$1,270	$6,633

        U.S. income taxes have not been provided on approximately $26,814 of undistributed earnings of non-U.S. subsidiaries. The Company plans to permanently reinvest these undistributed earnings. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

        We have foreign tax loss carryforwards of $37,838 that have no future expiration dates. Because of the uncertainty regarding realizability of this asset, a valuation allowance was established against this loss carryforward. A valuation allowance for the remaining deferred tax assets is not required since it is likely that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

        Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31, 2004, as follows:

	2004	2003	2002

Tax at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	2.4	2.4	2.8
Effect of foreign operations	(3.5)	(7.0)	(6.3)
Valuation allowance	9.8	11.2	19.9
Effect of export transactions	(4.2)	(3.7)	(5.0)
Other, net	(2.1)	(0.9)	(1.9)

Effective income tax rate	37.4%	37.0%	44.5%

        Deferred tax assets and liabilities were comprised of the following as of December 31, 2004 and 2003:

	2004	2003

Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes and changes in inventory reserves	$1,597	$2,197
Employee wages and benefits, principally due to accruals for financial reporting purposes	12,675	11,661
Warranty reserves accrued for financial reporting purposes	1,891	1,830
Accounts receivable, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	1,290	1,579
Tax loss carryforwards	11,828	9,741
Valuation allowance	(11,828)	(9,741)
Other	881	759

Total deferred tax assets	$18,334	$18,026

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation and related gains	$6,221	$5,087
Goodwill	2,794	2,363

Total deferred tax liabilities	$9,015	$7,450

Net deferred tax assets	$9,319	$10,576

        Profit (loss) before income taxes related to our foreign operations was $2,303, $993, $(3,994) in 2004, 2003, and 2002, respectively.

        Income taxes paid were $4,837, $6,504 and $3,465, in 2004, 2003 and 2002, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

13.	Stock Award Plans

        We have six plans under which stock-based compensation grants are provided annually. The 1992 Stock Incentive Plan (“1992 Plan”), 1995 Stock Incentive Plan (“1995 Plan”), 1998 Management Incentive Plan (“1998 Plan”) and 1999 Stock Incentive Plan (“1999 Plan”) provide for stock-based compensation grants to our executives and key employees. The 1993 Directors’ Restricted Plan (“1993 Plan”) provides for the annual retainer in the form of restricted shares to our non-employee Directors. The 1997 Directors’ Option Plan (“1997 Plan”) provides for stock option grants to our non-employee Directors. A maximum of 2,350,000 shares can be awarded under these plans; 278,850 shares were available for award as of December 31, 2004. The Compensation Committee of the Board of Directors determines the grant size under all plans. Restricted shares are granted annually and typically have a two- or three-year restriction period from the effective date of the grant. During the restricted period, the restricted shares may not be sold or transferred, but the shares entitle the participants to dividends and voting rights. In 2004, 2003 and 2002, respectively, 7,300, 16,400 and 21,300 restricted shares were granted. The weighted-average fair values of stock on the grant date were $42.71, $31.48 and $41.53 per share in 2004, 2003 and 2002, respectively.

        Under the 1998 Plan, performance-related compensation grants were made and are payable in cash or shares. The awards earned are based on achievement of certain financial performance goals and payout is over a three-year period following the award year. In 2004, 2003 and 2002, respectively, $984, $859 and $764 in grants were made. In 2004, 2003 and 2002, respectively, expenses of $1,140, $931 and $528 were charged to operations for the above-described restricted and performance-related award programs.

        Under the 1995 Plan, the 1997 Plan and the 1999 Plan, 10-year fixed stock options are granted at a price equal to the stock’s fair market value on the date of the grant. Options generally become exercisable on a cumulative basis at a rate of 25% per year prior to 2002 and 33% per year thereafter.

        A summary of the status of our stock option transactions during 2002, 2003 and 2004 is shown below:

	Shares	Weighted- Average Exercise Price

2002
Outstanding at beginning of year	887,900	$36.25
Granted	295,300	35.63
Exercised	(53,600)	32.03
Forfeited	(133,500)	36.92

Outstanding at end of year	996,100	$36.21

Exercisable at end of year	574,200	$35.55

2003
Outstanding at beginning of year	996,100	$36.21
Granted	258,600	31.48
Exercised	(62,800)	32.71
Forfeited	(25,200)	37.22

Outstanding at end of year	1,166,700	$35.33

Exercisable at end of year	713,100	$36.03

2004
Outstanding at beginning of year	1,166,700	$35.33
Granted	198,600	41.60
Exercised	(57,000)	31.90
Forfeited	(36,700)	37.82

Outstanding at end of year	1,271,600	$36.39

Exercisable at end of year	856,900	$36.01

        The following table contains details of our outstanding stock options as of December 31, 2004:

Range of Exercise Prices Between	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$19.85–$24.81	5,000	1.40	$22.37	5,000	$22.37
$24.82–$29.78	64,000	1.80	$27.59	62,100	$27.58
$29.79–$34.74	336,500	6.90	$31.41	198,000	$31.75
$34.75–$39.70	463,900	4.70	$35.51	400,900	$35.54
$39.71–$44.66	278,800	7.50	$42.10	89,100	$42.93
$44.67–$49.63	123,400	5.50	$45.71	101,800	$45.89

	1,271,600	5.80	$36.39	856,900	$36.01

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

14.	Employee Stock Ownership Plan

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

        Our cash contributions to the ESOP during 2004, 2003 and 2002 were $1,491, $1,418 and $1,513, respectively. Benefits provided to employees through the ESOP, net of expenses, which were recorded in miscellaneous income, were $262, $110 and $153 in 2004, 2003 and 2002, respectively. Interest earned and received on our loan to the ESOP was $910, $1,017 and $1,114, in 2004, 2003 and 2002, respectively. Dividends on our shares held by the ESOP used for debt service were $591, $617 and $627, in 2004, 2003 and 2002, respectively. At December 31, 2004, the ESOP indebtedness to us, which bears an interest rate of 10.05% and is due December 31, 2009, was $7,882.

        The ESOP shares as of December 31 were as follows:

	2004	2003	2002

Allocated shares	719,162	669,182	619,202
Unreleased shares	249,904	299,884	349,864

Total ESOP shares	969,066	969,066	969,066

15.	Earnings Per Share Computations

        The computations of basic and diluted earnings per share for the years ended December 31 were as follows:

	Net Earnings (Numerator)	Shares (Denominator)	Per- Share Amount

2004
Basic earnings per share	$13,380	9,001,000	$1.49
Dilutive share equivalents		149,000

Diluted earnings per share	$13,380	9,150,000	$1.46

2003
Basic earnings per share	$14,155	8,974,000	$1.58
Dilutive share equivalents		90,000

Diluted earnings per share	$14,155	9,064,000	$1.56

2002
Basic earnings per share	$8,265	9,001,000	$0.92
Dilutive share equivalents		47,000

Diluted earnings per share	$8,265	9,048,000	$0.91

        Options to purchase 408,000, 353,000 and 359,000 shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share as the effect would have been antidilutive.

16.	Segment Reporting

        In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” we operate in one reportable segment. Our primary business is the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. We provide equipment, parts and consumables and floor coatings to contract cleaners, corporations, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Our products are sold in North America, Europe and other international markets including the Middle East, Asia, Japan, Latin America and Australia.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        The following sets forth net sales and long-lived assets by geographic area:

	2004	2003	2002

Net sales:
North America	$341,856	$319,660	$311,862
Europe	114,954	88,786	73,703
Other international	50,975	45,516	38,618

Total	$507,785	$453,962	$424,183

	2004	2003

Long-lived assets:
North America	$71,741	$65,867
Europe	23,980	13,757
Other international	1,311	1,270

Total	$97,032	$80,894

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

        The following table presents revenues for groups of similar products and services:

	2004	2003	2002

Net sales:
Equipment	$304,970	$279,148	$265,593
Parts & consumables	124,318	109,110	98,244
Service	60,523	48,078	42,546
Floor coatings	17,974	17,626	17,800

Total	$507,785	$453,962	$424,183

17.	Consolidated Quarterly Data (Unaudited)

	Net Sales			Gross Profit
Quarter	2004	2003		2004	2003

First	$119,102	$113,137	(2)	$48,016	$43,842	(2)
Second	128,790	110,772		51,102	45,164
Third	120,457	110,058		47,422	44,099
Fourth	139,436	119,995		55,968	48,572

Year	$507,785	$453,962	(2)	$202,508	$181,677	(2)

	Net Earnings				Diluted Earnings per Share
Quarter	2004		2003		2004		2003

First	$2,557		$2,546	(2)	$0.28		$0.28	(2)
Second	3,725		3,236		0.41		0.36
Third	1,024	(1)	3,289		0.11	(1)	0.36
Fourth	6,074	(1)	5,084		0.66	(1)	0.56

Year	$13,380	(1)	$14,155	(2)	$1.46	(1)	$1.56	(2)

        (1) Includes net after-tax workforce charges of $1,767 ($0.19 per diluted share) in the third quarter and net after-tax benefit of $309 ($0.03 per diluted share) in the fourth quarter for a related change in estimate, net of an additional severance charge.

        (2) Includes sales of $6,430, gross profit of $2,917 and after-tax earnings of $1,796 ($0.20 per diluted share) related to the recognition of previously deferred revenue resulting from the amendment of a contract and after-tax charges of $1,215 ($0.14 per diluted share) related to the dissolution of a joint venture in the first quarter.

        Regular quarterly dividends aggregated $0.86 per share in 2004, or $0.21 per share for the first and second quarters and $0.22 per share for the third and fourth quarters, and $0.84 per share in 2003, or $0.21 per share for all quarters.

18.	Walter-Broadley Acquisition

        During January 2004, we acquired Walter-Broadley Machines Limited, a cleaning equipment company based in the United Kingdom, with annual sales of approximately $13,000. We paid $6,491 in the form of cash and debt, subject to certain post-closing adjustments, for all of the stock of Walter-Broadley and assumed $2,576 in outstanding debt, of which $2,516 was immediately retired. The acquisition was not material to our operations or financial position. The operations of Walter-Broadley have been included in our results of operations since the date of acquisition. The components of the purchase price based upon our purchase price allocation are as follows:

Net tangible assets acquired	$2,472
Debt assumed	(2,576)
Identifiable intangible assets	1,560
Goodwill	5,035

$6,491

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

ITEM 9B – Other Information

        None.

PART III

        Part III is included in the Tennant Company 2004 Proxy Statement (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 13 – “Certain Relationships and Related Transactions,” of which there were none. Item 10 – “Directors and Executive Officers of the Registrant” as it relates to identification of executive officers and disclosure about our code of ethics is included in Part III of this Form 10-K Annual Report.

ITEM 10 – Directors and Executive Officers of the Registrant

        The list below identifies those persons designated as executive officers of the Company, including their age, position with the Company and positions held by them during the past five or more years.

Janet M. Dolan, President and Chief Executive Officer

        Janet M. Dolan (55) joined the Company in 1986. Ms. Dolan was appointed General Counsel and Secretary in 1987, Vice President in 1990, Senior Vice President in 1995, Executive Vice President in 1996, President and Chief Operating Officer and a director in 1998. Ms. Dolan was named Chief Executive Officer in 1999. She is a director of Tennant Sales and Service Company, Tennant Finance Company, and Tennant Sales and Service Finance Company. She is a member of the NYSE Listed Company Advisory Committee. She is also a director of Donaldson Company, Inc. and The St. Paul Companies, Inc.

Eric A. Blanchard, Vice President, General Counsel and Secretary

        Eric A. Blanchard (48) joined the Company in November 2002 as Vice President, General Counsel and Secretary. Mr. Blanchard is a director of Tennant Sales and Service Company, Tennant Finance Company, Tennant Sales and Service Finance Company, Tennant Holding B.V., Tennant N.V., Tennant Europe B.V., Tennant UK Limited and Tennant Import B.V. From 1999 to November 2002, Mr. Blanchard was the President of the Dairy Group for Dean Foods Company, a processor and distributor of dairy and specialty food products. From 1993 to 1999, Mr. Blanchard was Vice President, Secretary and Chief Legal Counsel for Dean Foods Company.

Anthony T. Brausen, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Anthony T. Brausen (45) joined the Company in March 2000 as Vice President and Chief Financial Officer. He was also Treasurer from 2001 to 2003. Mr. Brausen is a Certified Public Accountant. He is a director of Tennant N.V., Tennant Sales and Service Company, Tennant Finance Company and Tennant Sales and Service Finance Company. From 1996 to March 2000, he was Vice President and Treasurer of International Multifoods Corporation, a food service manufacturing and distribution business.

Rex L. Carter, Vice President, Operations

        Rex L. Carter (53) joined the Company in October 2001 as Vice President, E-Solutions. He was named Chief Information Officer in 2002 and Vice President, Operations in 2004. From January to September 2001, Mr. Carter served as the Chief Operations Officer for netASPx, a technology services company. From November 1999 to November 2000 he served as Vice President and was promoted to Sr. Vice President, Technology and Systems Development for Homegrocer.com/WEBvan, an on-line food delivery provider. From 1993 to 1999, he served as Vice President and was promoted to Sr. Vice President and Chief Information Officer of Carlson Companies, Inc., a global leader in the marketing, travel and hospitality industries.

Thomas J. Dybsky, Vice President, Administration

        Thomas J. Dybsky (55) joined the Company in September 1998 as Vice President of Human Resources and was named Vice President of Administration in 2004. Mr. Dybsky is a director of Tennant N.V. From June 1995 to September 1998, Mr. Dybsky was Vice President/Senior Consultant for MDA Consulting.

Mark J. Fleigle, Vice President, Research and Development

        Mark J. Fleigle (45) joined the Company in 1981 and has held various management positions within Research and Development including Director of New Product Development from 2002 until his promotion to Vice President, Research and Development in June 2003.

H. Chris Killingstad, Vice President, North America

        H. Chris Killingstad (49) joined the Company in April 2002 as Vice President, North America. From 1996 to 2000, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2000 Mr. Killingstad served as Sr. Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe and Regional Vice President of Haagen-Dazs Asia Pacific.

Anthony Lenders, Vice President, Managing Director of Tennant NV (Europe)

        Anthony Lenders (59) joined the Company in 2000 as Managing Director of Tennant N.V. From 1999 to 2000, Mr. Lenders worked in a consulting role for the Boer & Croon Group in Amsterdam. From 1994 to 1998, Mr. Lenders was President of Europe, Middle East and Africa for The Coleman Company, a manufacturer of outdoor camping and related equipment.

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

CEO and CFO Certifications

        We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2 to this report. We have filed with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12(a) on June 4, 2004.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

        A.  The following documents are filed as a part of this report:

        1.  Financial Statements:

        Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 on pages 12 to 28 of this Form 10-K.

        2.  Financial Statement Schedule:

        Schedule II – Valuation and Qualifying Accounts
        (Dollars in thousands)

Allowance for doubtful accounts and returns	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts (1)	Deductions from reserves (2)	Balance at end of year

Year ended December 31, 2004	$5,545	$954	$71	$1,427	$5,143
Year ended December 31, 2003	$5,137	$1,561	$—	$1,153	$5,545
Year ended December 31, 2002	$4,701	$2,116	$—	$1,680	$5,137

        (1) Includes reserves established as a result of purchase accounting.

        (2) Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves, as well as the effect of foreign currency on these reserves.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Tennant Company:

        Under date of February 28, 2005, we reported on the consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2004, which are included in Item 15.A.1. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as included in Item 15.A.2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

        /s/ KPMG LLP

        Minneapolis, Minnesota

        February 28, 2005

3.	Exhibits
Item #	Description	Method of Filing

3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 1995.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
4.1	Rights Agreement, dated as of November 19, 1996, between Tennant Company and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)	Incorporated by reference to Exhibit 1 to Form 8-A dated November 26, 1996.
4.2	First Amendment, dated as of November 18, 1999, to Rights Agreement, dated as of November 19, 1996, between Tennant Company and Norwest Bank Minnesota, National Association	Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 18, 1999.
10.1	Tennant Company Amended and Restated 1992 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-59054, Form S-8 dated March 2, 1993.
10.2	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
10.3	Tennant Company Restricted Stock Plan for Nonemployee Directors (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10Q for the quarterly period ended June 30, 2004.
10.4	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2003*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2002.
10.5	Form of Management Agreement, including schedule of management parties*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the year ended September 30, 2003.
10i.5	Schedule of management parties	Incorporated by reference to Exhibit 10i.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003.
10.6	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10Q for the quarterly period ended June 30, 2004.
10.7	Tennant Company 1998 Management Incentive Plan, as amended*	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement No. 333-84372, Form S-8 dated March 15, 2002.
10.8	Employment Agreement with Janet Dolan dated April 5, 1999*	Incorporated by reference to Exhibit 10III.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
10.9	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to the Company’s Registration Statement No. 333-73706, Form S-8 dated November 19, 2001.
10.10	Tennant Company Profit Sharing and Employee Stock Ownership Plan, as amended and restated effective January 1, 2001	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001.
10.11	Amendments to Tennant Company Profit Sharing and Employee Stock Ownership Plan, including Merger of Tennant Commercial Retirement Savings Plan into Tennant Company Profit Sharing and Employee Stock Ownership Plan, dated October 3, 2002, December 30, 2002 and January 1, 2003	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002.
10.12	Tennant Company Pension Plan, as amended and restated effective as of January 1, 2002	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2001.
10.13	Amendment to Tennant Company Pension Plan dated December 26, 2002	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002.
10.14	Amendment No. 1 to Employment Agreement with Janet Dolan entered into as of September 20, 2002	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002.
10.15	Long-Term Incentive Plan 2005	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 22, 2005.
10.16	Short-Term Incentive Plan 2005	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 22, 2005.

Item #	Description	Method of Filing

10.17	Deferred Stock Unit Plan Summary	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated February 22, 2005.
21.1	Subsidiaries of the Registrant
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
23.1	Independent Auditors’ Consent	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
32	Section 1350 Certifications	Filed herewith electronically.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

CROSS REFERENCE

Form 10-K	Referenced	Location

Part III, Item 10 – Directors and Executive Officers of the Registrant	2005 Proxy Statement a. Directors and Audit Committee b. Section 16 compliance	*Pages 4 to 9 *Page 20
Part III, Item 11 – Executive Compensation	2005 Proxy Statement	*Pages 10 to 16
Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	2005 Proxy Statement a. Beneficial Ownership Table b. Equity Compensation Plan Table	*Pages 2 to 4 *Pages 15 to 16
Part III, Item 14 – Principal Accountant Fees and Services	2005 Proxy Statement	*Page 9

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY

By	/s/ Janet M. Dolan	By	/s/ James T. Hale

	Janet M. Dolan President, CEO and Board of Directors		James T. Hale Board of Directors
Date	March 10, 2005	Date	March 10, 2005

By	/s/ Anthony T. Brausen	By	/s/ Pamela K. Knous

	Anthony T. Brausen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		Pamela K. Knous Board of Directors
Date	March 10, 2005	Date	March 10, 2005

By	/s/ Stephen G. Shank	By	/s/ William I. Miller

	Stephen G. Shank Board of Directors		William I. Miller Board of Directors
Date	March 10, 2005	Date	March 10, 2005

By	/s/ Frank L. Sims	By	/s/ Edwin L. Russell

	Frank L. Sims Board of Directors		Edwin L. Russell Board of Directors
Date	March 10, 2005	Date	March 10, 2005

By	/s/ Jeffery A. Balagna

Jeffery A. Balagna Board of Directors
Date	March 10, 2005