Form 10-Q
period 2005-03-31
TENNANT CO
filed 2005-05-09
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2005
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

The number of shares outstanding of Registrant’s common stock, par value $.375 on April 29, 2005, was 9,005,892

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31

	2005	2004

Net sales	$125,958	$119,102
Cost of sales	71,971	71,086

Gross profit	53,987	48,016

Operating expense:
Research and development expenses	4,462	4,054
Selling and administrative expenses	43,445	39,670

Total operating expenses	47,907	43,724

Profit from operations	6,080	4,292
Interest income, net	153	88
Other income (expense), net	(425)	29

Profit before income taxes	5,808	4,409
Income tax expense	2,265	1,852

Net earnings	$3,543	$2,557

Per share:

Basic earnings	$0.39	$0.28
Diluted earnings	$0.39	$0.28
Dividends	$0.22	$0.21

Weighted average number of shares:

Basic	9,013	9,022
Diluted	9,129	9,192

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report - Form 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2005	December 31, 2004

ASSETS

Cash and cash equivalents	$11,336	$16,837
Short-term investments	—	6,050
Receivables, less allowances of $4,900 and $5,143 respectively	89,797	97,513
Inventories	59,236	55,911
Prepaid expenses	3,508	2,657
Deferred income taxes, current portion	8,164	9,663

Total current assets	172,041	188,631

Property, plant and equipment, net	68,679	69,063
Deferred income taxes, long-term portion	133	129
Goodwill	23,161	23,476
Other intangibles, net	1,452	1,550
Other assets	2,826	2,943

Total assets	$268,292	$285,792

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt and collateralized borrowings	$2,900	$7,674
Accounts payable, accrued expenses and deferred revenues	64,978	74,179

Total current liabilities	67,878	81,853
Long-term debt	1,246	1,029
Employee-related benefits	24,524	28,403
Deferred income taxes, long-term portion	236	473

Total long-term liabilities	26,006	29,905

Total liabilities	93,884	111,758

SHAREHOLDERS’ EQUITY

Common stock	3,387	3,388
Additional paid-in capital	68	341
Unearned restricted shares	(239)	(178)
Retained earnings	175,776	174,132
Accumulated other comprehensive income	26	864
Receivable from ESOP	(4,610)	(4,513)

Total shareholders’ equity	174,408	174,034

Total liabilities and shareholders’ equity	$268,292	$285,792

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report - Form 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
	Three Months Ended March 31

	2005	2004

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$3,543	$2,557

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	3,389	3,376
Deferred tax expense	1,253	370
Changes in operating assets and liabilities:
Accounts receivable	7,956	1,297
Inventory	(4,458)	1,994
Accounts payable, accrued expenses and deferred revenue	(8,586)	(256)
Other current/noncurrent assets and liabilities	(4,866)	(634)
Other, net	615	(66)

Net cash flows related to operating activities	(1,155)	8,638

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3,706)	(4,362)
Acquisition of Walter-Broadley, net	—	(6,491)
Proceeds from sales of short-term investments	6,050	—
Proceeds from disposals of property, plant and equipment	534	235

Net cash flows related to investing activities	2,878	(10,618)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(13)	1,550
Payment of long-term debt	(5,000)	—
Payment of assumed Walter-Broadley debt	—	(2,516)
Proceeds from issuance of common stock	514	535
Purchases of common stock	(788)	(606)
Dividends paid	(1,982)	(1,891)

Net cash flows related to financing activities	(7,269)	(2,928)

Effect of exchange rate changes on cash and cash equivalents	44	173

Net decrease in cash and cash equivalents	(5,501)	(4,735)

Cash and cash equivalents at beginning of year	16,837	24,587

Cash and cash equivalents at end of period	$11,336	$19,852

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Collateralized borrowings incurred for operating lease equipment	$—	$2,177
Capital expenditures funded through capital leases	$986	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report - Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(1)	Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the condensed consolidated financial statements.

In our opinion, the accompanying unaudited, condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly our financial position as of March 31, 2005, the results of our operations and cash flows for the three months ended March 31, 2005 and 2004. These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

During January 2004, we acquired Walter-Broadley Machines Limited, a cleaning equipment company based in the United Kingdom, with annual sales of $13,000. We paid $6,491 in the form of cash and debt for all the stock of Walter-Broadley and assumed $2,576 in outstanding debt, of which $2,516 was immediately retired. The acquisition was not material to our operations or financial position. The operations of Walter-Broadley have been included in our results of operations since the date of acquisition.

(2)	Unusual Items

Management approved actions during the third quarter of 2004 to reduce costs as part of a continuing effort to improve profitability. These actions included the elimination of a net 64 management and administrative positions company-wide and were substantially completed by the end of the first quarter of 2005. The workforce reductions resulted in the recognition of a pretax charge of $2,301 ($1,458 after-tax, or $0.16 per diluted share) in our 2004 results. The charge consisted primarily of severance and outplacement benefits and was included within Selling and Administrative (S&A) Expenses in the Consolidated Statement of Earnings. The severance and outplacement benefits were accounted for under the Financial Accounting Standards Board Statement (SFAS) No. 112, “Employers’ Accounting for Postemployment Benefits.”

The cash and non-cash applications against this charge during the three months ended March 31, 2005 were as follows:

Severance, Early Retirement and Related Costs

Balance, December 31, 2004	$1,042
2005 Utilization:
Cash	(795)
Non-cash	(1)

Balance, March 31, 2005	$246

TENNANT COMPANY
Quarterly Report - Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(3)	Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. Inventories at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004

FIFO Inventories:
Finished goods	$52,525	$48,592
Raw materials, production parts and work-in-process	30,392	29,772

Total FIFO inventories	82,917	78,364
LIFO reserve	(23,681)	(22,453)

LIFO inventories	$59,236	$55,911

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

As of March 31, 2005 and December 31, 2004, FIFO-based inventories in Europe totaled $25,334 and $25,456, respectively.

(4)	Supplemental Cash Flow Information

Income taxes paid (refunded) during the three months ended March 31, 2005 and 2004 were $515 and $(1,134), respectively. Interest costs paid during the three months ended March 31, 2005 and 2004 were $213 and $244, respectively.

(5)	Comprehensive Income

We report accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Comprehensive income is comprised of the net earnings and other comprehensive income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments. The reconciliations of net earnings to comprehensive income are as follows:

	Three Months Ended March 31

	2005	2004

Net earnings	$3,543	$2,557
Foreign currency translation adjustments	(838)	(234)

Comprehensive income	$2,705	$2,323

TENNANT COMPANY
Quarterly Report - Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(6)	Earnings Per Share Computation
	Three Months Ended March 31

	2005	2004

Weighted average shares outstanding – Basic	9,013	9,022
Dilutive share equivalents	116	170

Weighted average shares outstanding – Diluted	9,129	9,192

Net earnings	$3,543	$2,557

Earnings per share – Basic	$0.39	$0.28

Earnings per share – Diluted	$0.39	$0.28

Antidilutive securities excluded from dilutive earnings per share calculation	406	411

(7)	Segment Reporting

We operate in one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. Our products are sold in North America, Europe, and other international markets including the Middle East, Asia, Japan, Latin America and Australia. The following table sets forth net sales by geographic area (net of intercompany sales):

	Three Months Ended March 31

	2005	2004

North America	$82,736	$78,866
Europe	30,761	28,535
Other International	12,461	11,701

Total	$125,958	$119,102

(8)	Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

	Goodwill	Other Intangibles

Balance, December 31, 2004	$23,476	$1,550
Amortization expense	—	(36)
Foreign currency fluctuations	(315)	(62)

Balance, March 31, 2005	$23,161	$1,452

TENNANT COMPANY
Quarterly Report - Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(9)	Stock-Based Compensation

We account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for stock option plans. As of March 31, 2005, we had six stock-based employee compensation plans, which are described in Note 13 of the 2004 Annual Report on Form 10-K.

We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with SFAS No. 123, the fair value of options at the date of grant in 2004 was estimated using the Black-Scholes option pricing model with the following assumptions:

2004

Expected life in years	7
Risk-free interest rate	3.6%
Expected volatility	32.0%
Expected dividend yield	2.3%

No options were granted during the three months ended March 31, 2005.

Had stock-based compensation cost been determined using the fair value-based method of accounting under SFAS No. 123, net earnings would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31

	2005	2004

Net earnings – as reported	$3,543	$2,557
Deduct: Total stock-based employee compensation expense determined under fair
value-based method for all awards, net of related tax effects	(242)	(316)

Net earnings – pro forma	$3,301	$2,241

Earnings per share:
Basic – as reported	$0.39	$0.28
Basic – pro forma	$0.37	$0.25
Diluted – as reported	$0.39	$0.28
Diluted – pro forma	$0.36	$0.24

TENNANT COMPANY
Quarterly Report - Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(10)	Guarantees

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines range from one to four years. The changes in warranty reserve balances for the three months ended March 31, 2005 and 2004 were as follows:

	March 31, 2005	March 31, 2004

Beginning balance	$6,180	$6,018
Additions charged to expense	2,114	1,923
Change in estimate	—	121
Foreign currency fluctuations	(24)	(7)
Claims paid	(1,813)	(1,528)

Ending balance	$6,457	$6,527

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $8.1 million, of which we have guaranteed $6.1 million. As of March 31, 2005, we have not recorded a liability related to this residual value guarantee as we estimate our future settlements to be a net gain.

TENNANT COMPANY
Quarterly Report - Form 10-Q

(11)	Retirement Benefit Plans

As of March 31, 2005, we had four defined benefit retirement plans and a postretirement medical plan, which are described in Note 9 of the 2004 Annual Report on Form 10-K.

We have contributed $61 and $197 during the first quarter of 2005 to our pension benefit plans and to our postretirement medical benefit plan, respectively. We expect to contribute approximately $200 and $900 to our pension benefit plans and to our postretirement medical benefit plan in 2005, respectively.

We amended our postretirement medical plan during 2004, which reduced our net periodic cost associated with this plan by $195 in the first quarter of 2005 and will reduce our full year expense by approximately $600 in 2005.

The components of the net periodic cost (benefit) for the three months ended March 31, 2005 and 2004 were as follows:

	Pension Benefits		Postretirement Medical Benefits

	2005	2004	2005	2004

Service cost	$301	$230	$50	$102
Interest cost	525	414	209	262
Expected return on plan assets	(733)	(649)	—	—
Recognized actuarial (gain) loss	(44)	(121)	41	—
Amortization of transition obligation	(6)	(6)	—	—
Amortization of prior service cost	143	143	(131)	—

Net periodic cost	$186	$11	$169	$364

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

Net earnings for the first quarter of 2005 were up 38.6% to $3.5 million and earnings per diluted share were up 39.3% to $0.39 driven by sales growth of 5.8% and a 2.6 percentage point increase in gross profit margins, partially offset by higher selling and administrative expenses.

During the first quarter of 2005, our results continued to be favorably impacted by weakness of the U.S. dollar against the Euro, the Australian and Canadian dollars, the British pound and the Japanese yen. We can estimate the direct financial impact of foreign currency exchange on net sales and earnings; however, it is difficult to estimate the indirect financial impact. The indirect financial impact would include such factors as the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations. We expect that our sales and earnings will continue to be impacted by the effects of foreign currency exchange rate fluctuations in the future. If the applicable exchange rates continue to remain strong relative to the 2004 value of the U.S. dollar, the related effect on our results would continue to be favorable during 2005.

Historical Results

The following compares the historical results of operations for the three-month periods ended March 31, 2005 and 2004 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended March 31

	2005	%	2004	%

Net sales	$125,958	100.0	$119,102	100.0
Cost of sales	71,971	57.1	71,086	59.7

Gross profit	53,987	42.9	48,016	40.3
Research and development expenses	4,462	3.5	4,054	3.4
Selling and administrative expenses	43,445	34.5	39,670	33.3

Profit from operations	6,080	4.8	4,292	3.6
Other (expense) income, net	(272)	0.2	117	0.1

Profit before income taxes	5,808	4.6	4,409	3.7
Income tax expense	2,265	1.8	1,852	1.6

Net earnings	$3,543	2.8	$2,557	2.1

Earnings per diluted share	$0.39		$0.28

TENNANT COMPANY
Quarterly Report - Form 10-Q

Net Sales

Consolidated net sales of $126.0 million for the first quarter of 2005 increased 5.8% compared to first quarter 2004 sales of $119.1 million. The growth in net sales for the quarter was primarily driven by price increases in certain markets and volume growth, in part from new product introductions. Positive direct foreign currency exchange fluctuations, resulting from a weakened U.S. dollar compared to the Euro, Japanese yen, British pound sterling and Canadian and Australian dollars, increased net sales by approximately 1% in the 2005 first quarter.

The following table sets forth the net sales by geographic area for the three-month periods ended March 31, 2005 and 2004 and the percentage change from the prior year (dollars in thousands):

	2005	2004	%

North America	$82,736	$78,866	4.9
Europe	30,761	28,535	7.8
Other International	12,461	11,701	6.5

Total	$125,958	$119,102	5.8

North America

North American sales for the first quarter of 2005 increased 4.9% to $82.7 million compared with $78.9 million in 2004. The growth in net sales was driven by increases in all product categories. Growth in equipment net sales was primarily attributable to price increases, volume increases resulting from new product introductions in the latter half of 2004 and a strengthening economy. In addition, growth in service, parts and consumables resulting from organic growth and price increases contributed to the overall increase.

Europe

In Europe, net sales for the first quarter of 2005 increased 7.8% to $30.8 million versus the comparable 2004 period. The increase in net sales was primarily driven by new product introductions in the latter half of 2004, organic growth in service, parts and consumables as well as price increases. The growth in net sales was achieved despite continued economic weakness in Europe and the shipment of a large order to a new customer during the first quarter of 2004. Positive direct foreign currency translation effects increased European net sales by approximately 3% in the 2005 first quarter.

Other International

In Other International markets, net sales for the first quarter of 2005 totaled $12.5 million, up 6.5% from the first quarter of 2004. Overall growth in net sales was primarily driven by increases in Latin America and the Middle East resulting in part from new product introductions in these markets. Positive direct foreign currency translation exchange effects increased sales in Other International markets by approximately 1% in the 2005 first quarter.

Gross Profit

Gross profit margin was 42.9% for the first quarter of 2005 compared with 40.3% reported in 2004. Gross profit margins in the first quarter of 2005 were favorably impacted by the mix of products sold that included a larger-than-usual percentage of direct sales that have higher gross margins, operational efficiencies including cost reduction actions taken in 2004, and a favorable foreign currency exchange impact compared to the same period in 2004.

TENNANT COMPANY
Quarterly Report - Form 10-Q

Operating Expenses

Research & Development Expenses

Research and development (R&D) expenses in the first quarter of 2005 increased 10.1% to $4.5 million from $4.1 million in 2004. R&D expenses as a percentage of net sales was 3.5% for the first quarter of 2005 compared to 3.4% in the comparable quarter last year, which is in line with our target of investing 3–4% of net sales annually on R&D.

Selling & Administrative Expenses

Selling and administrative (S&A) expenses in the first quarter of 2005 increased 9.5% to $43.4 million from $39.7 million in 2004. The increase in S&A expenses is due in part to an increase in performance-based incentive compensation expense, including additional expense resulting from modifications to our management compensation program which replaced stock options with performance-based shares which are expensed over the performance period. Previously issued but unvested stock options will be expensed beginning in 2006 as discussed under “New Accounting Pronouncements.” Our expanded sales and service market coverage also added to the increase in S&A expenses during the first quarter of 2005. In addition, Sarbanes-Oxley compliance costs and direct foreign currency exchange effects contributed to the increase in S&A expenses compared to the prior year. We also began to see benefits from the cost reduction actions taken in 2004, which partially offset the increase in S&A expenses.

S&A expenses as a percentage of net sales was 34.5% for the first quarter of 2005, up from 33.3% in the comparable quarter last year. The increase as a percentage of net sales is primarily due to Sarbanes-Oxley compliance costs and additional expense for performance-based shares.

Other Income (Expense), Net

Other income (expense), net was $(0.4) million in the first quarter of 2005, due to a $0.4 million contribution made to Tennant’s charitable foundation.

Income Taxes

The effective tax rates for the first quarter were 39.0% for 2005 and 42.0% for 2004. The decrease in the effective tax rate between quarters is primarily related to the mix in expected full-year taxable earnings by country.

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

Our effective tax rate for the full year is subject to change and may be impacted by changes to our forecasts of operating profit in total or by taxing jurisdiction, or to changes in the tax laws and regulations.

Liquidity and Capital Resources

The debt-to-total-capitalization ratio was 2.3% at March 31, 2005 versus 4.8% at December 31, 2004. Cash, cash equivalents and short-term investments totaled $11.3 million at March 31, 2005, compared to $22.9 million at December 31, 2004. We believe that the combination of cash, internally generated funds and available financing sources are more than sufficient to meet our cash requirements for the next year.

TENNANT COMPANY
Quarterly Report - Form 10-Q

OPERATING ACTIVITIES — Operating activities used $1.2 million of cash during the three months ended March 31, 2005. Cash used in operating activities for the three months ended March 31, 2005 was driven by decreases in accounts payable, accrued expenses and deferred revenue, increases in inventory levels and decreases in other current/noncurrent assets and liabilities. The decrease in accounts payable, accrued expenses and deferred revenue was a result of payments of annual rebates, incentives and profit-sharing and accrued severance as well as timing of accounts payable payments. Inventory level increases were due to a build-up of inventory to replenish certain inventories to normal levels due to the seasonality of sales volumes and to support new products launched during the latter part of 2004. The decrease in other current/noncurrent assets and liabilities is primarily a result of a payment of deferred compensation. Partially offsetting these uses of cash was a decrease in receivables due to seasonality of sales volumes.

In the comparable 2004 period, operating activities provided cash of $8.6 million. Cash provided by operating activities for the three months ended March 31, 2004 was primarily generated by a decrease in receivables due to seasonality of sales volumes as well as a decrease in inventories primarily attributable to inventory reduction initiatives.

Management evaluates how effectively we utilize two of our key operating assets, receivables and inventories, using Accounts Receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics are as follows (in days):

	March 31, 2005	December 31, 2004	March 31, 2004

DSO	61	60	60
DIOH	103	87	101

INVESTING ACTIVITIES — In the first quarter of 2005, our available-for-sale securities, which were classified as short-term investments, matured generating $6.1 million in cash proceeds. Capital expenditures were $3.7 million during the first three months of 2005 compared to $4.4 million in the same period of 2004. We currently anticipate full-year capital spending to be in the range of $15 to $20 million.

In January 2004, we acquired all of the stock of Walter-Broadley for $6.5 million in the form of cash and debt, as well as assuming $2.6 million in outstanding debt, of which $2.5 million was immediately retired. The cost of acquisition was paid in cash with funds provided by operations.

FINANCING ACTIVITIES — Net cash used by financing activities was $7.3 million during the first three months 2005 and $2.9 million in the comparable 2004 period. During the first three months of 2005, significant uses of cash included a $5.0 million scheduled debt repayment. During the first three months of 2004, $2.5 million in assumed Walter-Broadley debt was retired. In addition, net short-term borrowings increased in the first quarter of 2004 to support operating cash needs in Europe.

TENNANT COMPANY
Quarterly Report - Form 10-Q

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments at the time of issuance. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The effect of the standard will be to require companies to measure the cost of employee services received in exchange for stock awards based on its grant-date fair value and to recognize the cost over the period the employee is required to provide services for the award.

We had planned to adopt the provisions of SFAS No. 123(R) effective July 1, 2005, as required by the FASB, using the modified prospective transition method for our existing stock-based compensation plans. However, in April 2005, the SEC amended Rule 4-01(A) of Regulation S-X to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year. Accordingly, we have elected to defer our adoption of this standard until January 1, 2006.

Quantitative and Qualitative Disclosures About Market Risk and Other Matters

Foreign Currency Risk

Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposure is with the Euro, the Canadian dollar, the Australian dollar, the British pound and the Japanese yen against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between Tennant operations in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has a indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations. We could experience favorable or unfavorable foreign exchange effects for the remainder of 2005, compared with prior year results.

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

TENNANT COMPANY
Quarterly Report - Form 10-Q

Commodity Risk

We are subject to exposures resulting from potential cost increases related to our purchases of raw materials or other product components. We do not use derivative commodity instruments to manage our exposures to changes in commodity prices such as steel or oil and gas.

In the past year, increases in worldwide demand and other factors have caused prices for steel and related products to increase. Given the worldwide steel market conditions, we have experienced cost increases in our steel-based raw materials and component parts in 2004 and 2005. We purchase approximately $55–$60 million of raw and fabricated steel and steel-based component parts annually. We do not maintain an inventory of raw or fabricated steel in excess of our near-term production requirements. We continue to focus on mitigating the impact of the anticipated steel cost increases through product pricing and negotiations with our vendors.

Various factors beyond our control affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, domestic and foreign governmental regulation and the overall economic environment. We purchase petroleum-related component parts for use in our manufacturing operations. In addition, our freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. If the price of oil and gas continue to increase, our results could be unfavorably impacted in 2005.

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

Additional information on market risk is included in the Management’s Discussion and Analysis section of our Form 10-K filing for the year ended December 31, 2004.

TENNANT COMPANY
Quarterly Report - Form 10-Q

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:

•	The potential for soft markets in certain regions, including North America, Asia, Latin America and Europe.
•	Geo-political and economic uncertainty throughout the world.
•	Changes in laws and regulations, including changes in accounting standards and taxation changes, such as the effects of the American Jobs Creation Act of 2004.
•	Inflationary pressures.
•	The potential for increased competition in our business.
•	The relative strength of the U.S. dollar, which affects the cost of our products sold internationally.
•	Fluctuations in the cost or availability of raw materials.
•	The success and timing of new products.
•	Our ability to achieve projections of future financial and operating results.
•	Successful integration of acquisitions.
•	The ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.
•	Unforeseen product quality problems.
•	The effects of litigation, including threatened or pending litigation.
•	Our plans for growth.

We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. For additional information about factors that could materially affect Tennant’s results, please see our other Securities and Exchange Commission filings.

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

PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

(e) During November 2004, an additional 400,000 shares were authorized under the share repurchase program approved by the Board of Directors in May 2001. These share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs.

For the Quarter Ended 3/31/2005	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased

January 1 – 31, 2005	—	—	—	434,397
February 1 – 28, 2005	5,000	$39.18	5,000	429,397
March 1 – 31, 2005	15,000	$39.47	15,000	414,397

Total	20,000	$39.39	20,000	414,397

TENNANT COMPANY
Quarterly Report - Form 10-Q

ITEM 6 - Exhibits

Exhibits

Item #	Description	Method of Filing

3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
3ii	By-Laws	Incorporated by reference to Exhibit 3ii to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.1	Long-Term Incentive Plan 2005	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2005.
10.2	Short-Term Incentive Plan 2005	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 22, 2005.
10.3	Deferred Stock Unit Plan Summary	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 22, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32	Section 1350 Certifications	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY
Date:	May 9, 2005	/s/ Janet M. Dolan

Janet M. Dolan President and Chief Executive Officer

Date:	May 9, 2005	/s/ Anthony T. Brausen

Anthony T. Brausen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)