Form 10-Q
period 2005-06-30
TENNANT CO
filed 2005-08-08
CIK 97134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2005
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

The number of shares outstanding of Registrant’s common stock, par value $.375 on July 29, 2005, was 8,950,144.

ITEM 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net sales	$137,119	$128,790	$263,077	$247,892
Cost of sales	78,672	77,688	150,644	148,773

Gross profit	58,447	51,102	112,433	99,119

Operating expenses:
Research and development	4,507	4,370	8,969	8,424
Selling and administrative	43,151	40,249	86,596	79,920

Total operating expenses	47,658	44,619	95,565	88,344

Profit from operations	10,789	6,483	16,868	10,775
Interest income, net	263	11	416	99
Other income (expense), net	(262)	(432)	(686)	(404)

Profit before income taxes	10,790	6,062	16,598	10,470
Income tax expense	4,092	2,337	6,357	4,188

Net earnings	$6,698	$3,725	$10,241	$6,282

Per share:

Basic earnings	$0.74	$0.41	$1.14	$0.70
Diluted earnings	$0.74	$0.41	$1.13	$0.69
Dividends	$0.22	$0.21	$0.44	$0.42

Weighted average number of shares:

Basic	8,992	9,002	9,002	9,008
Diluted	9,072	9,152	9,100	9,167

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2005	December 31, 2004

ASSETS

Cash and cash equivalents	$22,297	$16,837
Short-term investments	—	6,050
Receivables, less allowances of $4,879 and $5,143 respectively	89,380	97,513
Inventories	56,418	55,911
Prepaid expenses	2,970	2,657
Deferred income taxes, current portion	7,445	9,663

Total current assets	178,510	188,631

Property, plant and equipment, net	68,411	69,063
Deferred income taxes, long-term portion	492	129
Goodwill	22,551	23,476
Other intangibles, net	1,627	1,550
Other assets	2,207	2,943

Total assets	$273,798	$285,792

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt and collateralized borrowings	$1,876	$7,674
Accounts payable, accrued expenses and deferred revenues	70,327	74,179

Total current liabilities	72,203	81,853

Long-term debt	1,203	1,029
Employee-related benefits	24,847	28,403
Deferred income taxes, long-term portion	—	473

Total long-term liabilities	26,050	29,905

Total liabilities	98,253	111,758

SHAREHOLDERS’ EQUITY

Common stock	3,380	3,388
Additional paid-in capital	—	341
Unearned restricted shares	(360)	(178)
Retained earnings	178,600	174,132
Accumulated other comprehensive income (loss)	(1,368)	864
Receivable from ESOP	(4,707)	(4,513)

Total shareholders’ equity	175,545	174,034

Total liabilities and shareholders’ equity	$273,798	$285,792

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30

	2005	2004

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$10,241	$6,282

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	6,646	6,346
Deferred tax expense	1,369	282
Changes in operating assets and liabilities:
Accounts receivable	8,477	(150)
Inventory	(3,266)	4,011
Accounts payable, accrued expenses and deferred revenue	(2,150)	(1,306)
Other current/noncurrent assets and liabilities	(3,885)	478
Other, net	1,430	512

Net cash flows related to operating activities	18,862	16,455

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(8,285)	(8,106)
Acquisition of Walter-Broadley, net	—	(6,491)
Proceeds from sales of short-term investments	6,050	—
Proceeds from disposals of property, plant and equipment	1,062	1,025

Net cash flows related to investing activities	(1,173)	(13,572)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	(514)	(193)
Payment of long-term debt	(5,000)	—
Payment of assumed Walter-Broadley debt	—	(2,516)
Proceeds from issuance of common stock	727	739
Purchases of common stock	(3,222)	(1,211)
Dividends paid	(3,951)	(3,780)

Net cash flows related to financing activities	(11,960)	(6,961)

Effect of exchange rate changes on cash and cash equivalents	(269)	389

Net increase (decrease) in cash and cash equivalents	5,460	(3,689)

Cash and cash equivalents at beginning of year	16,837	24,587

Cash and cash equivalents at end of period	$22,297	$20,898

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Collateralized borrowings incurred for operating lease equipment	$—	$600
Capital expenditures funded through capital leases	$1,552	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(1)	Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the condensed consolidated financial statements.

In our opinion, the accompanying unaudited, condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly our financial position as of June 30, 2005, the results of our operations and cash flows for the three and six months ended June 30, 2005 and 2004. These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Management approved actions during the third quarter of 2004 to reduce costs as part of a continuing effort to improve profitability. These actions included the elimination of a net 64 management and administrative positions company-wide and were substantially completed by the end of the first quarter of 2005. The workforce reductions resulted in the recognition of a pretax charge of $2,301 ($1,458 after-tax, or $0.16 per diluted share) in our 2004 results. The charge consisted primarily of severance and outplacement benefits and was included within Selling and Administrative (S&A) expenses in the Consolidated Statements of Earnings. The severance and outplacement benefits were accounted for under the Financial Accounting Standards Board Statement (SFAS) No. 112, “Employers’ Accounting for Postemployment Benefits.”

The cash and non-cash applications against this charge during the six months ended June 30, 2005 were as follows:

Severance, Early Retirement and Related Costs

Balance, December 31, 2004	$1,042
2005 Utilization:
Cash	(955)
Non-cash	(5)

Balance, June 30, 2005	$82

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(3)	Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. Inventories at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004

FIFO Inventories:
Finished goods	$51,153	$48,592
Raw materials, production parts and work-in-process	28,946	29,772

Total FIFO inventories	80,099	78,364
LIFO reserve	(23,681)	(22,453)

LIFO inventories	$56,418	$55,911

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

As of June 30, 2005 and December 31, 2004, FIFO-based inventories in Europe totaled $22,897 and $25,456, respectively.

(4)	Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2005 and 2004 were $2,201 and $611, respectively. Interest costs paid during the six months ended June 30, 2005 and 2004 were $376 and $572, respectively.

(5)	Comprehensive Income

We report accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet. Comprehensive income (loss) is comprised of the net earnings and other comprehensive income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments. The reconciliations of net earnings to comprehensive income are as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net earnings	$6,698	$3,725	$10,241	$6,282
Foreign currency translation adjustments	(1,395)	(360)	(2,232)	(595)

Comprehensive income	$5,303	$3,365	$8,009	$5,687

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(6)	Earnings Per Share Computation
	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Weighted average shares outstanding – Basic	8,992	9,002	9,002	9,008
Dilutive share equivalents	80	150	98	159

Weighted average shares outstanding – Diluted	9,072	9,152	9,100	9,167

Net earnings	$6,698	$3,725	$10,241	$6,282

Earnings per share – Basic	$0.74	$0.41	$1.14	$0.70

Earnings per share – Diluted	$0.74	$0.41	$1.13	$0.69

Antidilutive securities excluded from diluted earnings per share calculation	431	417	420	416

(7)	Segment Reporting

We operate in one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. Our products are sold in North America, Europe, and other international markets including the Middle East, Asia, Japan, Latin America and Australia. The following table sets forth net sales by geographic area (net of intercompany sales):

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

North America	$92,527	$87,772	$175,262	$166,638
Europe	30,688	28,734	61,450	57,269
Other International	13,904	12,284	26,365	23,985

Total	$137,119	$128,790	$263,077	$247,892

(8)	Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

	Goodwill	Other Intangibles

Balance, December 31, 2004	$23,476	$1,550
Additions	—	308
Amortization expense	—	(77)
Foreign currency fluctuations	(925)	(154)

Balance, June 30, 2005	$22,551	$1,627

The addition to other intangibles during the first six months of 2005 consists of an acquired customer list, which will be amortized over a useful life of seven years based on the provisions of SFAS No. 142, “Goodwill and other Intangible Assets.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(9)	Stock-Based Compensation

We account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for stock option plans. As of June 30, 2005, we had six stock-based employee compensation plans, which are described in Note 13 of the 2004 Annual Report on Form 10-K.

We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”(“SFAS No. 148”). SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with SFAS No. 123, the fair value of options at the date of grant in 2005 and 2004 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Expected life in years	7	7
Risk-free interest rate	3.9%	3.6%
Expected volatility	25.9%	32.0%
Expected dividend yield	2.2%	2.3%

Had stock-based compensation cost been determined using the fair value-based method of accounting under SFAS No. 123, net earnings would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net earnings – as reported	$6,698	$3,725	$10,241	$6,282
Add: Total stock-based compensation expense included in reported net earnings, net of related tax effect	125	—	209	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(437)	(337)	(762)	(653)

Net earnings – pro forma	$6,386	$3,388	$9,688	$5,629

Earnings per share:
Basic – as reported	$0.74	$0.41	$1.14	$0.70
Basic – pro forma	$0.71	$0.38	$1.08	$0.62
Diluted – as reported	$0.74	$0.41	$1.13	$0.69
Diluted – pro forma	$0.70	$0.37	$1.06	$0.61

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(10)	Guarantees

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines range from one to four years. The changes in warranty reserve balances for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004

Beginning balance, January 1	$6,180	$6,018
Additions charged to expense	4,164	3,794
Change in estimate	—	271
Foreign currency fluctuations	(87)	(34)
Claims paid	(3,712)	(3,618)

Ending balance, June 30	$6,545	$6,431

Certain operating leases for our sales and service vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $9.3 million, of which we have guaranteed $7.0 million. As of June 30, 2005, we have not recorded a liability related to this residual value guarantee as we estimate our future settlements to be a net gain.

(11)	Retirement Benefit Plans

As of June 30, 2005, we had four defined benefit retirement plans and a postretirement medical plan, which are described in Note 9 of the 2004 Annual Report on Form 10-K.

We contributed $105 and $180 during the second quarter and $166 and $377 for the first six months of 2005 to our pension benefit plans and to our postretirement medical benefit plan, respectively. We expect to contribute approximately $300 and $900 to our pension benefit plans and to our postretirement medical benefit plan in 2005, respectively.

We amended our postretirement medical plan during 2004, which reduced our net periodic cost associated with this plan by $305 and $504 in the second quarter and first six months of 2005 and will reduce our full year expense by approximately $600 in 2005.

The components of the net periodic cost (benefit) for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Pension Benefits:
Service cost	$301	$213	$602	$443
Interest cost	525	422	1,050	836
Expected return on plan assets	(733)	(651)	(1,466)	(1,300)
Recognized actuarial (gain) loss	(44)	(176)	(88)	(297)
Amortization of transition obligation	(6)	(5)	(12)	(11)
Amortization of prior service cost	143	142	286	285

Net periodic cost (benefit)	$186	$(55)	$372	$(44)

Postretirement Medical Benefits:
Service Cost	$47	$134	$95	$236
Interest Cost	122	344	243	606

Net periodic cost	$169	$478	$338	$842

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

Net earnings grew 79.8% to $6.7 million or $0.74 per diluted share during the second quarter of 2005 and increased 63.0% to $10.2 million or $1.13 per diluted share during the first six months of 2005 compared to the same periods in 2004. These increases were driven by sales growth of 6.5% in the second quarter and 6.1% for the six-month period. Gross profit margins improved 2.9 percentage points in the second quarter and 2.7 percentage points in the six-month period. Partially offsetting these increases were higher selling and administrative expenses in both the second quarter and six-month period.

During the second quarter and first six months of 2005, our results continued to be favorably impacted by weakness of the U.S. dollar against the Euro, the Australian and Canadian dollars, the British pound and the Japanese yen. We can estimate the direct financial impact of foreign currency exchange on net sales and earnings; however, it is difficult to estimate the indirect financial impact. The indirect financial impact would include such factors as the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations. We expect that our sales and earnings will continue to be impacted by the effects of foreign currency exchange rate fluctuations in the future.

Historical Results

The following compares the historical results of operations for the three- and six-month periods ended June 30, 2005 and 2004 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended June 30				Six Months Ended June 30

	2005	%	2004	%	2005	%	2004	%

Net sales	$137,119	100.0	$128,790	100.0	$263,077	100.0	$247,892	100.0
Cost of sales	78,672	57.4	77,688	60.2	150,644	57.3	148,773	60.0

Gross profit	58,447	42.6	51,102	39.7	112,433	42.7	99,119	40.0
Research and development expenses	4,507	3.3	4,370	3.4	8,969	3.4	8,424	3.4
Selling and administrative expenses	43,151	31.5	40,249	31.3	86,596	32.9	79,920	32.2

Profit from operations	10,789	7.9	6,483	5.0	16,868	6.4	10,775	4.3
Interest income, net	263	0.2	11	—	416	0.2	99	—
Other income (expense), net	(262)	0.2	(432)	0.3	(686)	0.3	(404)	0.2

Profit before income taxes	10,790	7.9	6,062	4.7	16,598	6.3	10,470	4.2
Income tax expense	4,092	3.0	2,337	1.8	6,357	2.4	4,188	1.7

Net earnings	$6,698	4.9	$3,725	2.9	$10,241	3.9	6,282	2.5

Earnings per diluted share	$0.74		$0.41		$1.13		$0.69

Net Sales

Consolidated net sales increased 6.5% to $137.1 million for the second quarter of 2005 while net sales increased 6.1% to $263.1 for the six months ended June 30, 2005. The growth in net sales was driven by growth in equipment sales including price increases in certain geographic regions and volume growth, in part from new product introductions. Also contributing to the increase was growth in service, parts and consumables. Positive direct foreign currency exchange fluctuations, resulting from a weakened U.S. dollar compared to the Euro, Japanese yen, British pound sterling and Canadian and Australian dollars, increased net sales by approximately 2% in both the second quarter and the first six months of 2005.

The following table sets forth the net sales by geographic area for the three- and six-month periods ended June 30, 2005 and 2004 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended June 30			Six Months Ended June 30

	2005	2004	%	2005	2004	%

North America	$92,527	$87,772	5.4	$175,262	$166,638	5.2
Europe	30,688	28,734	6.8	61,450	57,269	7.3
Other International	13,904	12,284	13.2	26,365	23,985	9.9

Total	$137,119	$128,790	6.5	$263,077	$247,892	6.1

North America

North American sales increased 5.4% to $92.5 million for the second quarter of 2005 and 5.2% to $175.3 million for the six months ended June 30, 2005. The growth in net sales was driven by increases in all product categories in both the quarter and the six month period. Growth in equipment sales was primarily attributable to price increases and volume increases resulting from new product introductions in the latter part of 2004. Also contributing to the increase was growth in service, parts and consumables.

Europe

In Europe, net sales for the second quarter of 2005 increased 6.8% to $30.7 million versus the comparable 2004 period. Positive direct foreign currency translation effects increased European net sales by approximately 4% in the 2005 second quarter. The remaining growth was driven by growth in service, parts and consumables which more than offset a slight decline in equipment sales.

Europe’s net sales for the six months ended June 30, 2005 increased 7.3% to $61.5 million versus the comparable 2004 period. Positive direct foreign currency translation effects increased European net sales by approximately 4% during the first six months of 2005. The remaining growth in year-to-date sales was primarily driven by growth in service, parts and consumables. Equipment sales declined slightly on a year-to-date basis due to continued economic weakness in Europe, partially offset by volume increases resulting from new product introductions and price increases. In addition, the first half of 2004 included the shipment of a large order.

Other International

In Other International markets, net sales for the second quarter of 2005 totaled $13.9 million, up 13.2% from the second quarter of 2004 while net sales were up 9.9% to $26.4 million during the first six months of 2005. Overall growth in net sales in both the quarter and the six month period was primarily driven by volume growth in Latin America, the Middle East and Australia. Positive direct foreign currency translation exchange effects increased sales in Other International markets by approximately 3% in the 2005 second quarter and 2% in the first six months of 2005.

Gross Profit

Gross profit margin was 42.6% for the second quarter of 2005 compared with 39.7% reported in 2004. Gross profit margins in the second quarter of 2005 were favorably impacted by operating efficiencies including cost reduction actions taken in 2004, improved overhead absorption and decreased net logistics costs as well as favorable foreign currency exchange. In addition, gross profit margins in the second quarter of 2004 were unfavorably impacted by higher steel costs and increased reserves for slow moving and excess inventories.

Gross profit margin was 42.7% for the first six months of 2005 compared with 40.0% reported in 2004. The year-to-date improvement in gross profit margins is attributable to operating efficiencies including cost reduction actions taken in 2004 and favorable foreign currency exchange. Also contributing to the year-to-date gross margin improvement was a favorable sales mix of products sold in the first quarter of 2005 that included a larger-than-usual percentage of direct sales that have higher gross margins.

Operating Expenses

Research & Development

Research and development (R&D) expenses in the second quarter of 2005 increased 3.1% to $4.5 million from $4.4 million in 2004. R&D expenses as a percentage of net sales were 3.3% for the second quarter of 2005 compared to 3.4% in the comparable quarter last year.

R&D expenses for the six months ending June 30, 2005 were $9.0 million, up 6.5% from $8.4 million in 2004. R&D expenses as a percentage of net sales were 3.4% year-to-date 2005 compared to 3.4% in the comparable period last year, which is in line with our target of investing 3–4% of net sales annually on R&D.

Selling & Administrative

Selling and administrative (S&A) expenses in the second quarter of 2005 increased 7.2% to $43.2 million from $40.2 million in 2004. The increase in S&A expenses is due in part to an increase in performance-based incentive compensation expense, including additional expense resulting from modifications to our management compensation program which discontinued employee stock option grants. Instead, our modified program utilizes performance-based shares that are expensed over the performance period. Previously issued but unvested stock options will be expensed beginning in 2006 as discussed under “New Accounting Pronouncements.” Our expanded service market coverage, primarily in Europe, and the unfavorable effects of direct foreign currency exchange also contributed to the increase. Partially offsetting these increases were decreases in health care costs resulting from lower medical claims experience and benefits from the cost reduction actions taken in 2004.

For the six months ended June 30, 2005, S&A expenses increased 8.4% to $86.6 million from $79.9 million in the comparable period last year. The increase in S&A expenses during the first six months of 2005 was due in part to an increase in performance-based incentive compensation expense, including additional expense resulting from modifications to our management compensation program as discussed above. Our expanded sales and service market coverage, primarily in Europe, the unfavorable effect of direct foreign currency exchange, and Sarbanes-Oxley compliance costs also contributed to the increase. Partially offsetting these increases were decreases in health care costs resulting from lower medical claims experience and benefits from the cost reduction actions taken in 2004.

S&A expenses as a percentage of net sales were 31.5% for the second quarter of 2005, up slightly from 31.3% in the comparable quarter last year. S&A expenses as a percentage of net sales for the six months ending June 30, 2005 were 32.9%, up from 32.2% in the comparable period last year. The increases as a percentage of net sales for both the quarter and the six month period was primarily due to additional expense for performance-based compensation.

Income Taxes

The effective tax rates for the second quarter were 37.9% for 2005 and 38.6% for 2004. The decrease in the effective tax rate between quarters is primarily related to the mix in expected full-year taxable earnings by country.

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

The year-to-date effective tax rates were 38.3% for 2005 and 40.0% for 2004. Our effective tax rate for the full year is subject to change and may be impacted by changes to our forecasts of pretax earnings in total or by taxing jurisdiction, or to changes in the tax laws and regulations.

Liquidity and Capital Resources

The debt-to-total-capitalization ratio was 1.7% at June 30, 2005 versus 4.8% at December 31, 2004. Cash, cash equivalents and short-term investments totaled $22.3 million at June 30, 2005, compared to $22.9 million at December 31, 2004. We believe that the combination of cash, internally generated funds and available financing sources are more than sufficient to meet our cash requirements for the next year.

During July 2005, we amended our purchase commitment with a third-party manufacturer to extend the terms of the agreement from September 2007 to September 2008. The remaining commitment under this agreement totals $6.4 million as of June 30, 2005.

OPERATING ACTIVITIES — Operating activities provided $18.9 million of cash during the six months ended June 30, 2005. Cash provided by operating activities was driven by strong year-to-date net earnings and a decrease in receivables due to seasonality of sales volumes. Partially offsetting these sources of cash was an increase in inventory levels and decreases in other current/noncurrent assets and liabilities. The inventory level increases were due to a build-up of inventory to support new products launched during the latter part of 2004. The decrease in other current/noncurrent assets and liabilities is primarily a result of a large, lump-sum payment of deferred compensation.

In the comparable 2004 period, operating activities provided cash of $16.5 million. Cash provided by operating activities for the six months ended June 30, 2004 was primarily driven by net earnings and a decrease in inventory levels resulting from ongoing inventory reduction efforts.

Management evaluates how effectively we utilize two of our key operating assets, receivables and inventories, using Accounts Receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics are as follows (in days):

	June 30, 2005	December 31, 2004	June 30, 2004

DSO	61	60	61
DIOH	93	87	89

INVESTING ACTIVITIES — Capital expenditures were $8.3 million during the first six months of 2005, compared to $8.1 million in the same period of 2004. We currently anticipate full-year capital spending to be in the range of $15 to $20 million.

In January 2004, we acquired all of the stock of Walter-Broadley for $6.5 million in the form of cash and debt, as well as assuming $2.6 million in outstanding debt, of which $2.5 million was immediately retired. The cost of the acquisition was paid in cash with funds provided by operations.

FINANCING ACTIVITIES — Net cash used by financing activities was $12.0 million during the first six months 2005 and $7.0 million in the comparable 2004 period. During the first six months of 2005, significant uses of cash included a $5.0 million scheduled debt repayment. During the first six months of 2004, $2.5 million in assumed Walter-Broadley debt was retired.

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

Quantitative and Qualitative Disclosures About Market Risk and Other Matters

Foreign Currency Risk

Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposure is with the Euro, the Canadian dollar, the Australian dollar, the British pound and the Japanese yen against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfers and purchases of goods between Tennant operations and third parties in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations. We could experience favorable or unfavorable foreign exchange effects for the remainder of 2005, compared with prior year results.

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

Various factors beyond our control affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, domestic and foreign governmental regulation and the overall economic environment. We purchase petroleum-related component parts for use in our manufacturing operations. In addition, our freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. The current price of oil and gas is expected to unfavorably impact our results in 2005.

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

PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

(e) In November 2004, Tennant Company’s Board of Directors authorized the repurchase of 400,000 shares of our common stock. These share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs.

For the Quarter Ended 6/30/2005	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased

April 1 – 30, 2005	323	$37.53	—	414,397
May 1 – 31, 2005	60,014	36.94	60,000	354,397
June 1 – 30, 2005	5,925	37.47	5,800	348,597

Total	66,262	$36.99	65,800	348,597

(1) Includes 462 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options and restricted stock under employee stock compensation plans.

ITEM 4 - Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 5, 2005, for the purpose of electing three directors, ratifying the appointment of KPMG LLP as our independent registered public accounting firm and transacting such other business as would properly come before the meeting. Results of shareholder voting on these matters were as follows:

			For	Withhold

1. Election of three Class I directors for a three year term expiring in 2008:
Janet M. Dolan			7,567,912	201,835
Stephan G. Shank			7,622,893	146,854
Frank L. Sims			7,622,712	147,035

	For	Against	Abstain	Broker Non-Vote

2. Ratify the appointment of KPMG LLP as registered independent public accounting firm of the Company.	7,515,638	215,373	38,736	NONE

There were 9,006,468 shares of common stock entitled to vote at the meeting and a total of 7,769,747 shares (86.27%) were represented at the meeting.

ITEM 6 - Exhibits

Exhibits

Item #	Description	Method of Filing

3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
3ii	By-Laws	Incorporated by reference to Exhibit 3ii to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32	Section 1350 Certifications	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY
Date:	August 8, 2005	/s/ Janet M. Dolan

Janet M. Dolan President and Chief Executive Officer

Date:	August 8, 2005	/s/ Anthony T. Brausen

Anthony T. Brausen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)