Form 10-Q
period 2005-09-30
TENNANT CO
filed 2005-11-07
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2005

Commission File No. 1-16191

TENNANT COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	410572550
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota 55440
(Address of Principal Executive Offices)

(763) 540-1200
(Registrant’s Telephone Number, Including Area Code)

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of Registrant’s common stock, par value $.375 on October 31, 2005, was 8,980,688.

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Net sales	$137,820	$120,457	$400,897	$368,349
Cost of sales	78,706	73,035	229,349	221,808

Gross profit	59,114	47,422	171,548	146,541

Operating expenses:
Research and development	4,937	4,274	13,906	12,697
Selling and administrative	45,576	41,300	132,172	121,220

Total operating expenses	50,513	45,574	146,078	133,917

Profit from operations	8,601	1,848	25,470	12,624
Interest income, net	364	111	779	210
Other income (expense), net	(62)	(460)	(748)	(864)

Profit before income taxes	8,903	1,499	25,501	11,970
Income tax expense	2,643	475	9,000	4,664

Net earnings	$6,260	$1,024	$16,501	$7,306

Per share:

Basic earnings	$0.70	$0.11	$1.84	$0.81
Diluted earnings	$0.69	$0.11	$1.82	$0.80
Dividends	$0.22	$0.22	$0.66	$0.64

Weighted average number of shares:

Basic	8,971	8,990	8,992	9,002
Diluted	9,073	9,129	9,090	9,153

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2005	December 31, 2004

ASSETS

Cash and cash equivalents	$28,521	$16,837
Short-term investments	—	6,050
Receivables, less allowances of $4,760 and $5,143 respectively	93,565	97,513
Inventories	60,619	55,911
Prepaid expenses	3,361	2,657
Deferred income taxes, current portion	8,185	9,663

Total current assets	194,251	188,631

Property, plant and equipment, net	69,593	69,063
Deferred income taxes, long-term portion	844	129
Goodwill	22,443	23,476
Other intangibles, net	1,581	1,550
Other assets	2,185	2,943

Total assets	$290,897	$285,792

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt and collateralized borrowings	$1,882	$7,674
Accounts payable, accrued expenses and deferred revenues	81,056	74,179

Total current liabilities	82,938	81,853

Long-term debt	1,309	1,029
Employee-related benefits	26,236	28,403
Deferred income taxes, long-term portion	—	473

Total long-term liabilities	27,545	29,905

Total liabilities	110,483	111,758

SHAREHOLDERS’ EQUITY

Common stock	3,431	3,388
Additional paid-in capital	—	341
Unearned restricted shares	(301)	(178)
Retained earnings	183,729	174,132
Accumulated other comprehensive income (loss)	(1,642)	864
Receivable from ESOP	(4,803)	(4,513)

Total shareholders’ equity	180,414	174,034

Total liabilities and shareholders’ equity	$290,897	$285,792

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30

	2005	2004

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$16,501	$7,306

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	9,820	9,717
Deferred tax expense	276	(1,539)
Changes in operating assets and liabilities:
Accounts receivable	4,186	3,444
Inventory	(7,830)	1,073
Accounts payable, accrued expenses and deferred revenue	7,584	8,291
Other current/noncurrent assets and liabilities	(3,348)	156
Other, net	2,821	1,349

Net cash flows related to operating activities	30,010	29,797

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(12,875)	(14,751)
Acquisition of Walter-Broadley, net	—	(6,491)
Proceeds from sales of short-term investments	6,050	—
Proceeds from disposals of property, plant and equipment	1,454	1,141

Net cash flows related to investing activities	(5,371)	(20,101)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net changes in short-term borrowings	—	(1,045)
Payment of long-term debt	(5,000)	—
Payment of assumed Walter-Broadley debt	—	(2,516)
Proceeds from issuance of common stock	1,203	779
Purchases of common stock	(3,472)	(1,967)
Dividends paid	(5,923)	(5,756)

Net cash flows related to financing activities	(13,192)	(10,505)

Effect of exchange rate changes on cash and cash equivalents	237	135

Net increase (decrease) in cash and cash equivalents	11,684	(674)

Cash and cash equivalents at beginning of year	16,837	24,587

Cash and cash equivalents at end of period	$28,521	$23,913

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Collateralized borrowings incurred for operating lease equipment	$47	$746
Capital expenditures funded through capital leases	$1,985	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(1)	Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the condensed consolidated financial statements.

In our opinion, the accompanying unaudited, condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly our financial position as of September 30, 2005, the results of our operations and cash flows for the three and nine months ended September 30, 2005 and 2004. These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Management approved actions during the third quarter of 2004 to reduce costs as part of a continuing effort to improve profitability. These actions included the elimination of a net 64 management and administrative positions company-wide and were substantially completed by the end of the first quarter of 2005. The workforce reductions resulted in the recognition of a pretax charge of $2,301 ($1,458 after-tax, or $0.16 per diluted share) in our 2004 results for the full year. The charge consisted primarily of severance and outplacement benefits and was included within Selling and Administrative (S&A) expenses in the Consolidated Statements of Earnings. The severance and outplacement benefits were accounted for under the Financial Accounting Standards Board Statement (SFAS) No. 112, “Employers’ Accounting for Postemployment Benefits.”

The cash and non-cash applications against this accrual during the nine months ended September 30, 2005 were as follows:

Severance, Early Retirement and Related Costs

Balance, December 31, 2004	$1,042
Change in estimate	(24)
2005 Utilization:
Cash	(999)
Non-cash	(6)

Balance, September 30, 2005	$13

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(3)	Inventories

Inventories are valued at the lower of cost (principally on a last-in, first-out basis) or market. Inventories at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004

FIFO Inventories:
Finished goods	$53,673	$48,592
Raw materials, production parts and work-in-process	30,627	29,772

Total FIFO inventories	84,300	78,364
LIFO reserve	(23,681)	(22,453)

LIFO inventories	$60,619	$55,911

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

As of September 30, 2005 and December 31, 2004, FIFO-based inventories in Europe totaled $26,897 and $25,456, respectively.

(4)	Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2005 and 2004 were $4,696 and $3,326 respectively. Interest costs paid during the nine months ended September 30, 2005 and 2004 were $504 and $742, respectively.

(5)	Comprehensive Income

We report accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet. Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments. The reconciliations of net earnings to comprehensive income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Net earnings	$6,260	$1,024	$16,501	$7,306
Foreign currency translation adjustments	(274)	147	(2,506)	(447)

Comprehensive income	$5,986	$1,171	$13,995	$6,859

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(6)	Earnings Per Share Computation
	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Weighted average shares outstanding – Basic	8,971	8,990	8,992	9,002
Dilutive share equivalents	102	139	98	151

Weighted average shares outstanding – Diluted	9,073	9,129	9,090	9,153

Net earnings	$6,260	$1,024	$16,501	$7,306

Earnings per share – Basic	$0.70	$0.11	$1.84	$0.81

Earnings per share – Diluted	$0.69	$0.11	$1.82	$0.80

Antidilutive securities excluded from diluted earnings per share calculation	402	417	417	417

(7)	Segment Reporting

We operate in one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. Our products are sold in North America, Europe, and other international markets including the Middle East, Asia, Japan, Latin America and Australia. The following table sets forth net sales by geographic area (net of intercompany sales):

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

North America	$93,876	$83,675	$269,137	$250,312
Europe	29,433	24,772	90,884	82,041
Other International	14,511	12,010	40,876	35,996

Total	$137,820	$120,457	$400,897	$368,349

(8)	Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

	Goodwill	Other Intangibles

Balance, December 31, 2004	$23,476	$1,550
Additions	—	308
Amortization expense	—	(111)
Foreign currency fluctuations	(1,033)	(166)

Balance, September 30, 2005	$22,443	$1,581

The addition to other intangibles during the first nine months of 2005 consists of an acquired customer list, which will be amortized over a useful life of seven years based on the provisions of SFAS No. 142, “Goodwill and other Intangible Assets.”

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(9)	Stock-Based Compensation

As of September 30, 2005, we had six stock-based employee compensation plans, which are described in Note 13 of the 2004 Annual Report on Form 10-K. We account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for stock option plans.

During 2005, we modified our management compensation program which discontinued employee stock option grants. The modified program includes a performance-based share component that is expensed over the performance period.

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

	2005	2004

Expected life in years	7	7
Risk-free interest rate	4.2%	3.6%
Expected volatility	29.9%	32.0%
Expected dividend yield	2.3%	2.3%

Had stock-based compensation cost been determined using the fair value-based method of accounting under SFAS No. 123, net earnings would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Net earnings – as reported	$6,260	$1,024	$16,501	$7,306
Add: Total stock-based compensation expense included in reported net earnings, net of related tax effect	526	—	735	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(658)	(375)	(1,420)	(1,028)

Net earnings – pro forma	$6,128	$649	$15,816	$6,278

Earnings per share:
Basic – as reported	$0.70	$0.11	$1.84	$0.81
Basic – pro forma	$0.68	$0.07	$1.76	$0.70
Diluted – as reported	$0.69	$0.11	$1.82	$0.80
Diluted – pro forma	$0.68	$0.07	$1.74	$0.69

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(10)	Guarantees

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines range from one to four years. The changes in warranty reserve balances for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004

Beginning balance, January 1	$6,180	$6,018
Additions charged to expense	5,899	5,602
Change in estimate	(80)	194
Foreign currency fluctuations	(97)	(12)
Claims paid	(5,456)	(5,465)

Ending balance, September 30	$6,446	$6,337

Certain operating leases for our sales and service vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is approximately $9,700, of which we have guaranteed approximately $7,400. As of September 30, 2005, we have recorded a liability for the fair value of this residual value guarantee of $686.

TENNANT COMPANY
Quarterly Report – Form 10-Q

(11)	Retirement Benefit Plans

As of September 30, 2005, we had four defined benefit retirement plans and a postretirement medical plan, which are described in Note 9 of the 2004 Annual Report on Form 10-K.

We contributed $48 and $199 during the third quarter and $214 and $576 for the first nine months of 2005 to our pension benefit plans and to our postretirement medical benefit plan, respectively. We expect to contribute approximately $300 and $900 to our pension benefit plans and to our postretirement medical benefit plan in 2005, respectively.

We amended our postretirement medical plan during August 2004, which reduced our net periodic cost associated with this plan by $56 and $550 in the third quarter and first nine months of 2005.

The components of the net periodic cost (benefit) for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Pension Benefits:
Service cost	$243	$213	$845	$655
Interest cost	520	422	1,570	1,258
Expected return on plan assets	(718)	(651)	(2,184)	(1,951)
Recognized actuarial gain	(28)	(177)	(116)	(474)
Amortization of transition obligation	(5)	(6)	(17)	(16)
Amortization of prior service cost	142	143	428	428

Net periodic cost (benefit)	$154	$(56)	$526	$(100)

Postretirement Medical Benefits:
Service Cost	$55	$70	$159	$306
Interest Cost	222	180	630	786
Amortization of unrecognized prior service cost	(130)	—	(390)	—
Amortization of unrecognized loss	42	—	127	—

Net periodic cost	$189	$250	$526	$1,092

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

Net earnings increased $5.2 million to $6.3 million or $0.69 per diluted share during the third quarter of 2005 and more than doubled to $16.5 million or $1.82 per diluted share during the first nine months of 2005 compared to the same periods in 2004. These increases were driven by sales growth of 14.4% in the third quarter and 8.8% for the nine-month period and gross profit margin improvements of 3.5 percentage points in the third quarter and 3.0 percentage points in the nine-month period. Partially offsetting these increases were higher selling and administrative expenses in both the third quarter and nine-month period primarily due to higher performance-based compensation expense.

Results for the third quarter of 2004 included a workforce reduction charge of $2.6 million pretax ($1.8 million after-tax, or $0.20 per diluted share) related to actions to reduce costs as part of a continuing effort to improve profitability.

During the third quarter and first nine months of 2005, our results continued to be favorably impacted by weakness of the U.S. dollar against the Australian and Canadian dollars, the British pound and the Japanese yen. We began to see the unfavorable impact of the strengthening of the U.S. dollar against the Euro in our third quarter 2005 results; however, the direct Euro impact on net earnings remained favorable overall for both the quarter and nine-month period. We can estimate the direct financial impact of foreign currency exchange on net sales and earnings; however, it is difficult to estimate the indirect financial impact. The indirect financial impact would include such factors as the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations. Foreign currency risk and its impact on our business is discussed further in “Quantitative and Qualitative Disclosures about Market Risk and Other Matters.”

TENNANT COMPANY
Quarterly Report – Form 10-Q

Historical Results

The following compares the historical results of operations for the three- and nine-month periods ended September 30, 2005 and 2004 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended September 30				Nine Months Ended September 30

	2005	%	2004	%	2005	%	2004	%

Net sales	$137,820	100.0	$120,457	100.0	$400,897	100.0	$368,349	100.0
Cost of sales	78,706	57.1	73,035	60.6	229,349	57.2	221,808	60.2

Gross profit	59,114	42.9	47,422	39.4	171,548	42.8	146,541	39.8
Research and development expenses	4,937	3.6	4,274	3.5	13,906	3.5	12,697	3.4
Selling and administrative expenses	45,576	33.1	41,300	34.3	132,172	33.0	121,220	32.9

Profit from operations	8,601	6.2	1,848	1.5	25,470	6.4	12,624	3.4
Interest income, net	364	0.3	111	0.1	779	0.2	210	0.1
Other income (expense), net	(62)	0.0	(460)	0.4	(748)	0.2	(864)	0.2

Profit before income taxes	8,903	6.5	1,499	1.2	25,501	6.4	11,970	3.2
Income tax expense	2,643	1.9	475	0.4	9,000	2.2	4,664	1.3

Net earnings	$6,260	4.5	$1,024	0.9	$16,501	4.1	$7,306	2.0

Earnings per diluted share	$0.69		$0.11		$1.82		$0.80

Net Sales

Consolidated net sales increased 14.4% to $137.8 million for the third quarter of 2005 while net sales increased 8.8% to $400.9 million for the nine months ended September 30, 2005. The growth in net sales was driven by increases in all three geographic regions and all product categories (equipment; service, parts and consumables; and floor coatings) in both the quarter and the nine-month period. Growth in equipment sales was attributable to volume growth, in part from new products, as well as price increases in certain geographic regions. Positive direct foreign currency exchange fluctuations increased net sales by approximately 1% in the both the third quarter and the first nine months of 2005.

The following table sets forth the net sales by geographic area for the three- and nine-month periods ended September 30, 2005 and 2004 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended September 30			Nine Months Ended September 30

	2005	2004	%	2005	2004	%

North America	$93,876	$83,675	12.2	$269,137	$250,312	7.5
Europe	29,433	24,772	18.8	90,884	82,041	10.8
Other International	14,511	12,010	20.8	40,876	35,996	13.6

Total	$137,820	$120,457	14.4	$400,897	$368,349	8.8

TENNANT COMPANY
Quarterly Report – Form 10-Q

North America

North American sales increased 12.2% to $93.9 million for the third quarter of 2005 and 7.5% to $269.1 million for the nine months ended September 30, 2005. The growth in net sales was driven by increases in all product categories in both the quarter and the nine-month periods. Growth in equipment sales was primarily attributable to volume increases due to continued success with new products launched in the latter part of 2004 and price increases.

Europe

In Europe, net sales for the third quarter of 2005 increased 18.8% to $29.4 million versus the comparable 2004 period. This increase was driven by growth in service, parts and consumables and growth in equipment sales resulting from new products and price increases during the third quarter of 2005. In addition, the continued expansion of our sales and service coverage in Europe also contributed to our overall growth in the third quarter. Negative direct foreign currency translation effects decreased European net sales by approximately 1% in the 2005 third quarter.

Europe’s net sales for the nine months ended September 30, 2005 increased 10.8% to $90.9 million versus the comparable 2004 period. The growth in year-to-date sales was primarily driven by growth in service, parts and consumables and equipment sales, which was due to volume increases resulting from new products, price increases and expanded market coverage, offset by continued economic weakness in Europe. Positive direct foreign currency translation effects increased European net sales by approximately 2% during the first nine months of 2005. Year-to-date 2005 sales increased over the prior year period, even though the first half of 2004 included the shipment of a large order.

Other International

In Other International markets, net sales for the third quarter of 2005 totaled $14.5 million, up 20.8% from the third quarter of 2004 while net sales were up 13.6% to $40.9 million during the first nine months of 2005. Overall growth in net sales in both the quarter and the nine month period was primarily driven by volume growth in the Middle East, Latin America, Asia and Australia resulting from strengthening economies and new products. Positive direct foreign currency translation exchange effects increased sales in Other International markets by approximately 3% in the 2005 third quarter and 2% in the first nine months of 2005.

Gross Profit

Gross profit margin improved 3.5 percentage points to 42.9% for the third quarter of 2005 while gross profit margins for the first nine months of 2005 were up 3.0 percentage points to 42.8%. Gross profit margins were favorably impacted by operating efficiencies including cost-reduction actions taken in 2004, improved overhead absorption and decreased net logistics costs, as well as favorable foreign currency exchange in both the third quarter and first nine months of 2005. Also contributing to gross margin improvement was a favorable sales mix of products sold that included a higher percentage of direct sales that have higher gross margins. In addition, price increases implemented earlier in 2005 have helped neutralize the impact of higher steel costs that adversely affected 2004 gross margins.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Operating Expenses

Research & Development

Research and development (R&D) expenses in the third quarter of 2005 increased 15.5% to $4.9 million from $4.3 million in 2004. R&D expenses as a percentage of net sales were 3.6% for the third quarter of 2005 compared to 3.5% in the comparable quarter last year.

R&D expenses for the nine months ending September 30, 2005 were $13.9 million, up 9.5% from $12.7 million in 2004. R&D expenses as a percentage of net sales were 3.5% year-to-date 2005 compared to 3.4% in the comparable period last year, which is in line with our target of investing 3–4% of net sales annually on R&D.

Selling & Administrative

Selling and administrative (S&A) expenses in the third quarter of 2005 increased 10.4% to $45.6 million from $41.3 million in 2004. The increase in S&A expenses is due primarily to an increase in performance-based incentive compensation expense, including additional expense resulting from modifications to our management compensation program which discontinued employee stock option grants. Our modified program is primarily comprised of performance-based shares that are expensed over the performance period instead of stock option grants, for which there is currently no associated expense. Previously issued but unvested stock options will be expensed beginning in 2006 as discussed under “New Accounting Pronouncements.” Our expanded sales and service market coverage, primarily in Europe, also contributed to the increase.

S&A expenses for the third quarter of 2004 included a workforce reduction charge of $2.6 million pretax related to actions to reduce costs as a part of a continuing effort to improve profitability. S&A expenses for the third quarter and first nine months of 2005 benefited from the lower cost structure resulting from these actions.

For the nine months ended September 30, 2005, S&A expenses increased 9.0% to $132.2 million from $121.2 million in the comparable period last year. The increase in S&A expenses during the first nine months of 2005 was primarily due to an increase in performance-based incentive compensation expense, including additional expense resulting from modifications to our management compensation program as discussed above. Our expanded sales and service market coverage, primarily in Europe, the unfavorable effect of direct foreign currency exchange and Sarbanes-Oxley compliance costs also contributed to the increase. Partially offsetting these increases were decreases in health care costs resulting from lower medical claims experience.

S&A expenses as a percentage of net sales were 33.1% for the third quarter of 2005, down from 34.3% in the comparable quarter last year. The decrease as a percent of net sales during the quarter is primarily a result of the workforce reduction charge taken in the third quarter of 2004 and leveraging our fixed costs against strong sales growth in the quarter, partially offset by additional expense for performance-based compensation. S&A expenses as a percentage of net sales for the nine months ending September 30, 2005 were 33.0%, up slightly from 32.9% in the comparable period last year.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Income Taxes

The effective tax rates for the third quarter were 29.7% for 2005 and 31.7% for 2004. The year-to-date effective tax rates were 35.3% for 2005 and 39.0% for 2004. The decreases in the effective tax rate between quarters and on a year-to-date basis are primarily related to the mix in expected full-year taxable earnings by country and the resolution of various outstanding state and federal tax matters.

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

Our effective tax rate for the full year is subject to change to the extent the forecasts of full-year taxable earnings by country change in total, or by taxing jurisdiction, or to changes in the tax laws and regulations.

Liquidity and Capital Resources

The debt-to-total-capitalization ratio was 1.7% at September 30, 2005 versus 4.8% at December 31, 2004. Cash, cash equivalents and short-term investments totaled $28.5 million at September 30, 2005, compared to $22.9 million at December 31, 2004. We believe that the combination of cash, internally generated funds and available financing sources are more than sufficient to meet our cash requirements for the next year.

OPERATING ACTIVITIES — Operating activities provided $30.0 million of cash during the nine months ended September 30, 2005. Cash provided by operating activities was driven by strong year-to-date net earnings, an increase in accrued expenses and a decrease in receivables. The increase in accrued expenses was primarily attributable to timing of tax payments and accruals for annual performance-based incentive payments. The decrease in receivables was primarily due to seasonality of sales volumes. Partially offsetting these sources of cash was an increase in inventory levels and decreases in other current/noncurrent assets and liabilities. The inventory level increases were primarily due to a build-up of inventory in Europe to support new products launched and to support fourth quarter 2005 expected shipments. The decrease in other current/noncurrent assets and liabilities is primarily a result of a large, lump-sum payment of deferred compensation.

In the comparable 2004 period, operating activities provided cash of $29.8 million. Cash provided by operating activities for the nine months ended September 30, 2004 was driven by an increase in accrued expenses and a decrease in receivables. The increase in accrued expenses was primarily related to the workforce reduction charge accrued during the third quarter of 2004 and timing of payroll payments and other payments between periods while the decrease in receivables is driven by improved cash collections.

Management evaluates how effectively we utilize two of our key operating assets, receivables and inventories, using Accounts Receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics are as follows (in days):

	September 30, 2005	December 31, 2004	September 30, 2004

DSO	62	60	63
DIOH	93	87	97

INVESTING ACTIVITIES — Capital expenditures were $12.9 million during the first nine months of 2005, compared to $14.8 million in the same period of 2004. We currently anticipate full-year capital spending to be in the range of $15 to $20 million.

TENNANT COMPANY
Quarterly Report – Form 10-Q

In January 2004, we acquired all of the stock of Walter-Broadley for $6.5 million in the form of cash and debt, as well as assuming $2.6 million in outstanding debt, of which $2.5 million was immediately retired. The cost of the acquisition was paid in cash with funds provided by operations.

FINANCING ACTIVITIES — Net cash used by financing activities was $13.2 million during the first nine months of 2005 and $10.5 million in the comparable 2004 period. During the first nine months of 2005, significant uses of cash included a $5.0 million scheduled debt repayment and $3.5 million in repurchases of common stock related to our share repurchase program. During the first nine months of 2004, $2.5 million in assumed Walter-Broadley debt was retired.

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

We plan to adopt the provisions of SFAS No. 123(R) effective January 1, 2006, as required, using the modified prospective transition method for our existing stock-based compensation plans.

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
Quarterly Report – Form 10-Q

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

Various factors beyond our control affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, domestic and foreign governmental regulation, weather-related factors and the overall economic environment. We purchase petroleum-related component parts for use in our manufacturing operations. In addition, our freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. The current price of oil and gas is expected to unfavorably impact our results in the remainder of 2005.

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

One of Tennant’s key strategies to improve profitability is leveraging our cost structure. In support of this strategy, we plan to reallocate production activities among our manufacturing plants to reduce facilities, logistics, labor and other costs. We plan to exit a manufacturing facility in Minnesota in 2007 at an expected gain. An estimated 32 positions will be affected, which we expect to absorb through normal attrition and reassignments within the Company. We expect to incur pretax costs of approximately $1 million in both 2006 and 2007, while yielding pretax savings of approximately $1.5 million annually in 2008 and beyond.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:

•	The potential for soft markets in certain regions, including North America, Asia, Latin America and Europe.
•	Geo-political and economic uncertainty throughout the world.
•	Changes in laws and regulations, including changes in accounting standards and taxation changes, such as the effects of the American Jobs Creation Act of 2004.
•	Inflationary pressures.
•	The potential for increased competition in our business.
•	The relative strength of the U.S. dollar, which affects the cost of our products sold internationally.
•	Fluctuations in the cost or availability of materials.
•	The success and timing of new products.
•	Our ability to achieve projections of future financial and operating results.
•	Successful integration of acquisitions.
•	The ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.
•	Unforeseen product quality problems.
•	The effects of litigation, including threatened or pending litigation.
•	Our ability to sell our Maple Grove plant and benefit from product reallocation plans.
•	Our plans for growth.

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
Quarterly Report – Form 10-Q

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

PART II – OTHER INFORMATION

ITEM 2 – Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

(e) In November 2004, Tennant Company’s Board of Directors authorized the repurchase of 400,000 shares of our common stock. These share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs.

For the Quarter Ended 9/30/2005	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased

July 1 – 31, 2005	—	$—	—	348,597
August 1 – 31, 2005	11,794	39.45	6,389	342,208
September 1 – 30, 2005	—	—	—	342,208

Total	11,794	$39.45	6,389	342,208

(1) Includes 5,405 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options and restricted stock under employee stock compensation plans.

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 6 – Exhibits

Exhibits

Item #	Description	Method of Filing

3i	Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 1995.
3ii	By-Laws	Incorporated by reference to Exhibit 3ii to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32	Section 1350 Certifications	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY
Date:	November 7, 2005	/s/ Janet M. Dolan

Janet M. Dolan President and Chief Executive Officer

Date:	November 7, 2005	/s/ Anthony T. Brausen

Anthony T. Brausen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)