Form 10-K
period 2005-12-31
TENNANT CO
filed 2006-03-02
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-16191

TENNANT COMPANY

Minnesota State of Incorporation	41-0572550 Employer Identification Number
701 North Lilac Drive, P.O. Box 1452 Minneapolis, Minnesota 55440 Address of Principal Executive Offices	763-540-1553 Telephone Number

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, par value $0.375 per share
and
Preferred Share Purchase Rights

Securities registered pursuant to Section 12 (g) of the Act: NONE

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes [  ]   No [X]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes [  ]   No [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes [X]   No [  ]

        Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]   No [X]

        $313,399,936 aggregate market value of common stock held by non-affiliates as of June 30, 2005.

9,273,267 shares outstanding at February 22, 2006

DOCUMENTS INCORPORATED BY REFERENCE

2006 Proxy – Part III (Partial)

Tennant Company
Form 10–K
Table of Contents

TENNANT COMPANY

2005

ANNUAL REPORT

Form 10–K

(Pursuant to Securities Exchange Act of 1934)

PART I

ITEM 1 – Business

General Development of Business

        Tennant Company, a Minnesota corporation incorporated in 1909, is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer world. The Company’s floor maintenance equipment, outdoor cleaning equipment, coatings and related products are used to clean factories, office buildings, parking lots and streets, airports, hospitals, schools, warehouses, shopping centers and more. Customers include building service contract cleaners to whom organizations outsource facilities maintenance, as well as end-user businesses, healthcare facilities, schools and federal, state and local governments who handle facilities maintenance themselves. We reach these customers through the industry’s largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

        Tennant’s shares are traded on the New York Stock Exchange (NYSE) under the symbol TNC.

Industry Segments, Foreign and Domestic Operations and Export Sales

        The Company, as described under "General Development of Business," has one reportable business segment. The Company sells its products domestically and internationally. Financial information on the Company’s geographic areas is provided on page 30 of this Form 10–K. Nearly all of the Company’s foreign investments in assets reside within The Netherlands, the United Kingdom, Japan, Australia, Canada, France, Germany, Spain, Austria and China.

Principal Products, Markets and Distribution

        Products consisting mainly of motorized cleaning equipment and related products, including floor coating and preservation products, are sold through a direct sales organization and independent distributors in North America, primarily through a direct sales organization in Australia, Japan and 15 countries principally in Western Europe, and through independent distributors in more than 80 foreign countries.

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

Patents and Trademarks

        The Company applies for and is granted United States and foreign patents and trademarks in the ordinary course of business, none of which is of material importance in relation to the business as a whole.

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

Major Customers

        The Company sells its products to a wide variety of customers, none of which is of material importance in relation to the business as a whole.

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

Product Research and Development

        The Company strives to be the industry leader in innovation and it is committed to investing in research and development. The Company believes that it regularly commits an above-average amount of resources to product research and development. In 2005, 2004 and 2003, respectively, the Company spent $19,351,000, $17,198,000 and $16,696,000 on research and development activities relating to the development of new products and improvements of existing products or manufacturing processes.

Environmental Protection

        Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employment

        The Company employed 2,496 people in worldwide operations as of December 31, 2005.

Access to Information on the Company’s Website

        The Company makes available free of charge, through the Company’s website at www.tennantco.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.

ITEM 1A – Risk Factors

        The following are significant factors known to us that could materially adversely affect our business, financial condition, or operating results.

We may encounter difficulties obtaining raw materials needed to manufacture our products and the prices of these materials are subject to fluctuation.

        As a manufacturer, our sales and profitability are dependent upon availability and cost of raw materials, which are subject to price fluctuations, and the ability to control or pass on an increase in costs of raw materials to our customers. We purchase raw materials, such as steel, rubber, and petroleum-based resins, for use in our manufacturing operations. The availability of these raw materials is subject to market forces beyond our control. Under normal circumstances, these materials are generally available on the open market from a variety of sources. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair our ability to procure necessary materials, or increase the cost of such materials. Inflationary and other increases in the costs of these raw materials have occurred in the past and may recur from time to time, and our performance depends in part on our ability to incorporate changes in costs in the selling prices for our products.

        Given the worldwide steel market conditions, we have experienced cost increases in our steel-based raw materials and component parts. In addition, freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. We do not use derivative commodity instruments to manage our exposure to changes in commodity prices such as steel, oil, and gas. Any fluctuations in the supply or prices for any of these raw materials could have a material adverse affect on our profit margins and financial condition.

We are subject to risks associated with changes in foreign currency exchange rates.

        We are exposed to market risks from changes in foreign currency exchange rates. As a result of our increasing international presence, we have experienced an increase in transactions and balances denominated in currencies other than the U.S. dollar. There is a direct financial impact of foreign currency exchange when translating profits from local currencies to U.S. dollars. Our primary exposure is to transactions denominated in the Euro, Australian and Canadian dollar, Japanese yen and the British pound. In 2006, we will also begin to have a foreign currency exchange impact related to the Chinese yuan. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure. Because our products are primarily manufactured in the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Unfavorable changes in exchange rates between the U.S. dollar and these currencies impacts the cost of our products sold internationally and could significantly reduce our reported sales and earnings. We periodically enter into contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. However, all foreign currency exposures cannot be fully hedged, and there can be no assurances that our future results of operations will not be adversely affected by currency fluctuation.

If the United States economy or global economies slow down, the demand for our products could decrease and our revenue may be adversely affected.

        The demand for our products and services is dependent upon the overall success and general economic well-being of the U.S. and the foreign economies in which we conduct business. We are primarily susceptible to economic downturns in North America, Europe, the Middle East, Asia, Japan, Latin America, and Australia. The global economy affects overall capital spending by businesses and consumers. An economic slowdown in the U.S. or abroad could result in a decrease in actual and projected spending on capital equipment. If, as a result of general economic uncertainty or otherwise, companies reduce their spending levels, such a decrease in spending could substantially reduce demand for our products and services and negatively impact our operating results.

Our inability to achieve certain planned operational efficiencies may adversely affect our strategic objectives, profit margins, and our earnings growth.

        As a manufacturing and service company operating with facilities, inventories, and workforce, our operations have been, and may continue to be, adversely affected by our ability to control costs and achieve planned operational efficiencies. We continuously endeavor to lower our cost structure through various savings measures, including lower-cost sourcing alternatives and consolidation of higher-cost manufacturing facilities. In support of this strategy, we plan to reallocate production activities among our manufacturing plants to reduce facilities, logistics, labor and other costs. We plan to exit a manufacturing facility in Minnesota in 2007. Our operating results may be adversely affected if we are unable to find lower-cost sources for our materials, shift production from higher-cost facilities, or cost-effectively expand our existing manufacturing facilities.

Our strategic plans include international expansion. Our failure to meet the challenges associated with international expansion could adversely impact our ability to grow our business and our financial condition.

        We plan to continue international expansion of our product sales and manufacturing operations, which will require significant management attention and financial resources. There are certain risks inherent in doing business in international markets. We must ensure compliance with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business. Our international operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, or changes in regulatory requirements that restrict the sales of our products or increase our costs. We may encounter difficulties in collecting receivables, enforcing intellectual property rights, staffing and managing new foreign operations, achieving cost-reduction strategies because of, among other things, competitive conditions overseas, product acceptance in already established domestic markets, or certain cultural barriers. We may experience increased infrastructure costs including costs for legal, tax, accounting and information technology services. Failure of our products to succeed in the global marketplace could reduce our revenues and margins, thereby adversely impacting our financial condition, results of operations, and timing of our planned business expansion.

We are subject to risks associated with developing innovative products and technologies, which could delay the timing and success of new product releases.

        Our products are sold in competitive markets throughout the world. Competition is based on product features and design, brand recognition, reliability, durability, technology, breadth of product offerings, price, customer relationships, and after-sale service. Although we believe that the performance and price characteristics of our products will provide competitive solutions for our customers’ needs, there can be no assurance that our customers will continue to choose our products over products offered by our competitors.

        The market for our products is characterized by changing technological and industry standards. Our product lines may be threatened by these new technologies or market demands for competitors’ products may reduce the value of our current product lines. Our success is based in part on our ability to develop innovative new products and bring them to market more quickly than our competitors. Our ability to compete successfully will depend on our ability to enhance and improve our existing products, to continue to bring innovative products to market in a timely fashion, to adapt our products to the needs and standards of our customers and potential customers, and to continue to improve operating efficiencies and lower manufacturing costs. Product development requires substantial investment by us. If our products, markets and services are not competitive, we may experience a decline in sales, pricing, and market share, which adversely impacts revenues, margin, and the success of our operations.

If we are unable to smoothly transition management into senior leadership roles and responsibilities, and attract and retain qualified personnel, we may not be able to meet our strategic objectives.

        The Board of Directors has recently appointed a new President and Chief Executive Officer. Our ability to meet strategic objectives will depend on the continued contributions of our existing senior management team and the smooth transition of other newly appointed members into their new roles within the leadership team.

        Our future success will also depend on our ability to identify, attract and retain other highly qualified manufacturing, service, managerial, technical, sales, and customer service personnel. The loss or interruption of services of any of our key personnel could make is difficult for us to manage our business and meet key objectives, which could impede our ability to execute our business plans.

We are subject to product liability claims and product quality issues that could adversely affect our operating results or financial condition.

        Our business exposes us to potential product liability risks that are inherent in the design, manufacturing and distribution of our products. If product liability claims are brought against us for damages that are in excess of our insurance coverage or for uninsured liabilities and it is determined we are liable, our business could be adversely impacted. If products are used incorrectly by our customers, injury may result leading to product liability claims against us. Any losses we suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business and operating results. Some of our products or product improvements may have defects or risks that we have not yet identified that may give rise to product quality issues, liability and warranty claims. We could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. Any unforseen product quality problems could result in loss of market share, reduced sales, and higher warranty expense.

We may consider acquisition of suitable candidates to accomplish our growth objectives. We may not be able to successfully integrate the businesses we acquire.

        We may consider, as part of our growth strategy, to supplement our internal growth through acquisitions of complementary businesses or products. We have engaged in acquisitions in the past and believe future acquisitions may provide meaningful opportunities to grow our business and improve profitability. Acquisitions allow us to enhance the breadth of our product offerings and expand the market and geographic participation of our products and services. However, our success in growing by acquisition is dependent upon identifying businesses to acquire and integrating the newly acquired businesses with our existing businesses. We may incur difficulties in the realignment and integration of business activities when assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings, revenue synergies, and profit margins. Acquired businesses may not achieve the levels of revenue, profit, productivity or otherwise perform as expected. We are also subject to incurring unanticipated liabilities and contingencies associated with the acquired entity that are not identified or fully understood in the due diligence process. Current and/or future acquisitions may not be successful or accretive to earnings if the acquired businesses do not achieve expected financial results.

We may not be able to adequately acquire, retain and protect our proprietary intellectual property rights which could put us at a competitive disadvantage.

        We rely on trade secret, copyright, trademark and patent laws and contractual protections to protect our proprietary technology and other proprietary rights. Our competitors may attempt to copy our products or gain access to our trade secrets. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may illegally copy or otherwise obtain and use our proprietary technology without our consent. Any litigation concerning infringement could result in substantial costs to us and diversions of our resources, either of which would adversely affect our business. In some cases, there may be no effective legal recourse against duplication of products or services by competitors. Intellectual property rights in foreign jurisdictions may be limited or unavailable. Patents of third parties also have an important bearing on our ability to offer some of our products and services. Our competitors may obtain patents related to the types of products and services we offer or plan to offer. Any infringement by us on intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or could increase the cost of providing, our products and services.

Environmental compliance costs and liabilities could increase our expenses and adversely affect our financial condition.

        Our manufacturing operations and our past and present ownership and operations of real property are subject to extensive and changing federal, state, and local environmental laws and regulations, as well as those of other countries pertaining to the handling or discharge of hazardous materials into the environment. We must conform our operations and properties to these laws and adapt to regulatory requirements in the countries in which we operate as these requirements change. We expect to continue to incur costs to comply with environmental laws and regulations. We may also be identified as a responsible party and be subject to liability relating to any investigation and clean-up of current or former properties that have been used for industrial purposes or the generation of hazardous substances in our operations. These laws and regulations can also result in the imposition of substantial fines and sanctions for violations, and could require the installation of costly pollution control equipment or operational changes to limit pollution emissions or decrease the likelihood of accidental hazardous substance releases. Imposition of new environmental laws and regulations, stricter enforcement of existing laws and regulations, or discovery of previously unknown contamination could require us to incur costs, or become the basis for new or increased liabilities, that could have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1B – Unresolved SEC Staff Comments

        None.

ITEM 2 – Properties

        The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities are located in Minnesota, Michigan, Uden, The Netherlands, Northampton, United Kingdom and Shanghai, China. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, Asia, and Australia. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs. Further information regarding the Company’s property and lease commitments is included on pages 11, 26 and 27 of this Form 10-K.

ITEM 3 – Legal Proceedings

        There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 – Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5 – Market for Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

        STOCK MARKET INFORMATION – Tennant common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of December 31, 2005, there were approximately 7,500 shareholders. The common stock price was $54.20 per share on January 31, 2006.

        QUARTERLY PRICE RANGE – The accompanying chart shows the quarterly price range of the Company’s shares over the past two years:

	First	Second	Third	Fourth

2004	$37.99-44.34	$36.52-42.58	$36.50-41.55	$37.26-42.23
2005	$37.30-40.81	$34.77-39.50	$34.85-42.15	$39.37-52.45

        DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 62 consecutive years. Cash dividends increased for the 34th consecutive year to $0.88 per share in 2005, an increase of $0.02 per share over 2004. Dividends generally are declared each quarter. Following are the anticipated record dates for 2006: May 31, 2006, August 31, 2006 and November 30, 2006.

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

        TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:

Wells Fargo Bank, N.A.
Shareowner Services
161 North Concord Exchange
South St. Paul, MN 55075–0738
651-450-4064, 1-800-468-9716

        SHARE REPURCHASES – In November 2004, Tennant Company’s Board of Directors authorized the repurchase of 400,000 shares of our common stock under the share repurchase program approved by the Board of Directors in May 2001. These share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effects of shares issued through our stock-based compensation programs.

For the Quarter Ended 12/31/2005	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased

October 1–31, 2005	1,633	$42.55	—	342,208
November 1–30, 2005	13,013	$45.19	—	342,208
December 1–31, 2005	32,774	$51.47	—	342,208

Total	47,420	$49.44	—	342,208

        (1) Includes 47,420 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

ITEM 6 – Selected Financial Data

(In thousands, except shares and per share data)

Years Ended December 31	2005	2004		2003		2002		2001

Year-end Financial Results

Net sales	$552,908	507,785		453,962	(2)	424,183		422,425
Cost of sales	$318,044	305,277		272,285	(2)	254,360		251,922
Gross margin – %	42.5	39.9		40.0		40.0		40.4
Research and development expenses	$19,351	17,198		16,696		16,331		16,578
% of net sales	3.5	3.4		3.7		3.9		3.9
Selling and administrative expenses	$180,676	164,003	(1)	142,306		133,914		136,440
% of net sales	32.7	32.3		31.3		31.6		32.3
Profit from operations	$34,837	21,307	(1)	22,675	(2)	15,576	(3)	13,451	(5)
% of net sales	6.3	4.2		5.0		3.7		3.2
Other income (expense)	$157	72		(192)		(678)		(5)
Income tax expense	$12,058	7,999		8,328		6,633		8,838
% of earnings before income taxes	34.5	37.4		37.0		44.5		65.7
Net earnings	$22,936	13,380	(1)	14,155	(2)	8,265	(3)	4,608	(4)(5)
% of net sales	4.2	2.6		3.1		1.9		1.1
Return on beginning shareholders’ equity – %	13.2	8.1		9.2		5.4		3.0
Per Share Data

Basic net earnings	$2.55	1.49	(1)	1.58	(2)	0.92	(3)	0.51	(4)(5)
Diluted net earnings	$2.52	1.46	(1)	1.56	(2)	0.91	(3)	0.50	(4)(5)
Cash dividends	$0.88	0.86		0.84		0.82		0.80
Shareholders’ equity (ending)	$21.01	19.33		18.41		17.16		16.82
Year-End Financial Position

Cash and cash equivalents	$41,287	16,837		24,587		16,356		23,783
Total current assets	$211,601	188,631		176,370		162,901		153,595
Property, plant and equipment, net	$72,588	69,063		61,121		69,153		73,096
Total assets	$311,472	285,792		258,873		256,237		252,559
Current liabilities excluding current debt	$86,733	74,179		58,477		55,401		48,031
Current ratio excluding current debt	2.4	2.5		3.0		2.9		3.2
Long-term liabilities excluding long-term debt	$27,797	28,876		27,455		26,743		26,643
Debt:
Current	$2,232	7,674		1,030		14,948		13,418
Long-term	$1,608	1,029		6,295		5,000		12,496
Total debt as % of total capital	2.0	4.8		4.2		11.5		14.6
Shareholders’ equity	$193,102	174,034		165,616		154,145		151,971
Cash Flow Increase (Decrease)

Related to operating activities	$44,237	36,697		30,470		19,219		34,141
Related to investing activities	$(11,781)	(32,062)		(6,391)		(10,423)		(20,544)
Related to financing activities	$(8,111)	(12,130)		(15,780)		(16,214)		(11,633)
Other Data

Interest income	$1,691	1,479		1,441		1,891		2,133
Interest expense	$564	1,147		833		1,381		2,131
Depreciation and amortization expense	$13,039	12,972		13,879		16,947		19,282
Net expenditures for property, plant and equipment	$20,880	21,089		6,391		10,423		20,544
Number of employees at year-end	2,496	2,474		2,351		2,380		2,416
Diluted average shares outstanding	9,105	9,150		9,064		9,048		9,203
Closing share price at year-end	$52.00	39.65		43.30		32.60		37.10
Common stock price range during year	$34.77-52.45	36.50-44.34		29.00-45.80		26.35-44.00		32.80-49.56
Closing price/earnings ratio	20.6	27.2		27.8		35.8		74.2

(1) 2004 includes workforce reduction expenses of $2,301 pretax ($1,458 after–tax or $0.16 per diluted share). (2) 2003 includes sales of $6,430, gross profit of $2,917 and after-tax earnings of $1,796 ($0.20 per diluted share) related to the recognition of previously deferred revenue resulting from the amendment of a contract and pretax charges of $1,960 ($1,215 net of taxes or $0.14 per diluted share) related to the dissolution of a joint venture. (3) 2002 includes unusual charges of $5,002 pretax ($3,619 net of taxes or $0.40 per diluted share) primarily related to restructuring charges. (4) 2001 includes net unusual charges of $5,041 pretax ($3,141 net of taxes or $0.34 per diluted share) related to restructuring charges, net of a pension settlement gain. (5) Includes a charge of $4,267 after-tax (or $0.47 per diluted share) to record a deferred tax asset valuation allowance.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer world. We provide equipment, parts and consumables and floor coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are primarily located in North America, Europe and other international markets including the Middle East, Asia, Japan, Latin America and Australia. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative solutions.

        Tennant achieved significant improvements in our 2005 results with record net sales of $552.9 million and a 73% increase in diluted earnings per share to $2.52. Current year growth in net sales of 8.9% was complemented by a year-over-year improvement of 64% in operating profit to $34.8 million, driven in part by a 2.6 percentage point increase in gross margin. Sales of new products, launched primarily in 2004, contributed about half of the growth in net sales. Our continued efforts to improve operating efficiencies and reduce costs enabled us to leverage this growth in net sales into improved profitability. The improvements in profitability were accomplished despite rising costs for raw materials and other purchased components, as we were able to successfully mitigate the impact of cost increases through price increases. A decrease in the effective tax rate of 2.9 percentage points also contributed to the improved profitability. Partially offsetting the improvement was an increase in selling and administrative expenses of 10.2%, primarily due to higher performance-based incentive compensation.

        Tennant’s financial position remains strong, allowing us to continue to reinvest in innovative product development and new systems capabilities. We ended 2005 with a debt-to-capital ratio of 2.0% and $41.3 million in cash and cash equivalents. We generated operating cash flows of $44.2 million during 2005, an increase of 20.6% over 2004.

        We closed the year with H. Chris Killingstad assuming the Chief Executive Officer role after serving as the Vice President of North America since April 2002. In addition, we launched our 2006 corporate priorities that focus on leveraging our global cost structure through expansion in China, global sourcing, creating a lean enterprise, continuous process improvement as well as growth through innovation and expanded market coverage.

        During the fourth quarter of 2005, we launched initiatives to establish a manufacturing facility in China and rationalize our global manufacturing footprint. During 2006, we expect to incur $3.6 million in costs associated with these initiatives. In connection with the manufacturing footprint rationalization, the company anticipates selling its Maple Grove, Minnesota facility. While the company cannot estimate the impact of selling this facility in 2006 because of the uncertainty of the transaction price and timing, the company anticipates a substantial gain on the sale. Through these initiatives and by establishing Asia as a key source for parts and components, we expect to broaden our global sourcing capabilities, reduce product costs and improve operating efficiencies over the next three to five years.

        In addition, we will continue our efforts to transform Tennant into a lean enterprise. Through the adoption of lean manufacturing principles and continuous focus on process improvement, we will strive to become more efficient, better employ automation and lower our operating costs. During 2006, we plan to further invest in our systems capabilities to enhance customer relationship management, global supply chain and financial analysis capabilities.

        Lastly, we believe we can continue to grow our revenue through innovation in both the products and services we offer and expansion of our market coverage. In 2006, new product launches are planned for all market segments. We plan to continue our efforts to build a profitable growth platform in Europe and expand our market coverage in our other international markets including China, Eastern Europe, Brazil, India and Mexico.

        These initiatives should also support our efforts to meet the business challenges we face. Current challenges facing Tennant include successful mitigation, primarily through price increases, of continued cost increases for raw materials and other purchased components due to rising commodity costs. Although management believes that steel prices have stabilized, we expect to see a continued trend of rising oil and gas prices driving increases in our cost of fuel and petroleum-based products in 2006.

        Macro-economic indicators for our industry showed general improvement in 2005; however, the global economy remains unpredictable and somewhat volatile. The relative strength or weakness of the global economies in 2006 may impact demand for our products and services in the markets we serve in 2006.

        Our results continue to be impacted by changes in value of the U.S. dollar primarily against the Euro, the Australian and Canadian dollars, the British pound and the Japanese yen. In 2006, we will also begin to have a foreign currency exchange impact related to the Chinese yuan. To the extent the applicable exchange rates weaken relative to the U.S. dollar, the related direct foreign currency exchange effect would have an unfavorable impact on our 2006 results. If the applicable exchange rates strengthen relative to the U.S. dollar, our results would be favorably impacted.

Historical Results

        The following compares the historical results of operations for the years ended December 31, 2005, 2004 and 2003 in dollars and as a percentage of net sales (dollars in thousands, except per share amounts):

	2005	%	2004	%	2003	%

Net sales	$552,908	100.0	$507,785	100.0	$453,962	100.0
Cost of sales	318,044	57.5	305,277	60.1	272,285	60.0

Gross profit	234,864	42.5	202,508	39.9	181,677	40.0

Research and development expenses	19,351	3.5	17,198	3.4	16,696	3.7
Selling and administrative expenses	180,676	32.7	164,003	32.3	142,306	31.3

Profit from operations	34,837	6.3	21,307	4.2	22,675	5.0
Other income (expense):
Interest income	1,691	—	1,479	—	1,441	—
Interest expense	(564)	—	(1,147)	—	(833)	—
Net foreign currency transaction gains (losses)	8	—	(126)	—	(889)	—
Miscellaneous (expense) income, net	(978)	—	(134)	—	89	—

Total other income (expense)	157	—	72	—	(192)	—

Profit before income taxes	34,994	6.3	21,379	4.2	22,483	5.0
Income tax expense	12,058	2.2	7,999	1.6	8,328	1.8

Net earnings	$22,936	4.2	$13,380	2.6	$14,155	3.1

Earnings per diluted share	$2.52		$1.46		$1.56

Consolidated Financial Results

In 2005, net earnings increased 71.4% to $22.9 million or $2.52 per diluted share. Net earnings were impacted by:

•	Growth in net sales of 8.9% to $552.9 million, driven by increases in all three geographic regions (North America, Europe and Other International) and all product categories (equipment; service, parts and consumables; and floor coatings). Growth in equipment sales was attributable to volume growth, primarily from new products, as well as price increases in certain geographic regions.
•	Gross profit margin improvement of 2.6 percentage points to 42.5%.
•	Increases in S&A expenses of $16.7 million primarily resulting from an increase in performance-based incentive compensation expense including additional expense resulting from modifications to our management compensation program. Expanded sales and service market coverage, primarily in Europe, an increase in bad debt expense, senior management transition costs, higher fuel costs and Sarbanes-Oxley compliance costs also contributed to the increase.
•	A decrease in the effective tax rate of 2.9 percentage points to 34.5%, driven by the resolution of certain state, federal and foreign tax matters.

In 2004, net earnings decreased 5.5% to $13.4 million or $1.46 per diluted share. Net earnings were impacted by:

•	Growth in net sales of 11.9% to $507.8 million partially due to the acquisition of Walter-Broadley which contributed about 3% to net sales and a positive direct foreign exchange impact of approximately 3%. The balance of the increase was related to growth in North American net sales driven by new product introductions, an improved economy and price increases, including surcharges on certain products, as well as volume growth in our other international markets.
•	A workforce reduction charge of $1.5 million after-tax ($2.3 million pretax), or $0.16 per diluted share, related to actions to reduce selling and administrative costs as a part of a continuing effort to improve profitability. The charge consists primarily of severance and outplacement benefits and is included within S&A expenses in the Consolidated Statements of Earnings.
•	Other increases in S&A expenses of $19.4 million resulting primarily from an increase in performance-based incentive compensation expense, an increase in marketing expenses to support product launches in the latter half of 2004, Sarbanes-Oxley compliance costs, increased expenses associated with our expanded market coverage in Europe and the inclusion of expenses associated with the acquired operations of Walter-Broadley. Partially offsetting these increases was a decrease in warranty expense primarily due to improved claims experience and a decrease in expense for specific warranty claims in 2004, as well as benefits from prior restructuring actions. Direct foreign currency effects added approximately $4 million to S&A expenses for the year.

        We use Economic Profit as a key indicator of financial performance and the primary metric for performance-based incentives. Economic Profit is based on our net operating profit after taxes less a charge for the net assets used in the business. The key drivers of net operating profit we focus on include net sales, gross margin, operating expenses and the effective tax rate. The key drivers we focus on to measure how effectively we utilize net assets in the business include “Accounts Receivable Days Sales Outstanding” (DSO), “Days Inventory on Hand” (DIOH) and capital expenditures. These key drivers are discussed in greater depth throughout Management’s Discussion and Analysis.

Net Sales

        In 2005, consolidated net sales of $552.9 million increased 8.9% from 2004. Consolidated net sales of $507.8 million in 2004 increased 11.9% from $454.0 million in 2003. In 2005, growth was driven by increases in all three geographic regions and all product categories. Growth in equipment sales was attributable to volume growth, primarily from new products, as well as price increases in certain geographic regions. Positive direct foreign currency exchange fluctuations, resulting primarily from a weakened U.S. dollar compared to the Euro, Japanese yen, British pound sterling and Canadian and Australian dollars, increased net sales by approximately 1% in 2005 and approximately 3% in 2004. In 2004, the acquisition of Walter-Broadley in January increased net sales approximately $13 million, or 3% for the year.

        The following table sets forth for the years indicated net sales by geography and the related percent change from the prior year (dollars in thousands):

	2005	%	2004	%	2003	%

North America	$370,142	8.3	$341,856	6.9	$319,660	2.5
Europe	126,913	10.4	114,954	29.5	88,786	20.5
Other International	55,853	9.6	50,975	12.0	45,516	17.9

Total	$552,908	8.9	$507,785	11.9	$453,962	7.0

        North America – In 2005, North American net sales increased 8.3% to $370.1 million compared with $341.9 million in 2004. Growth in net sales was driven by increases in all product categories. The growth in equipment sales was primarily driven by volume increases from the continued success of new products launched in the latter part of 2004 and expanded market coverage as well as price increases. Growth in service and parts and consumables also contributed to the increase in North American net sales when compared to 2004.

        In 2004, North American net sales of $341.9 million increased 6.9% compared to 2003. Growth in net sales was driven by volume increases in equipment sales resulting from a stronger North American economy, new product introductions as well as price increases including surcharges on certain products to help offset the higher cost of steel and other materials. Growth in service and parts and consumables also contributed to the increase in North American net sales when compared to 2003.

        Europe – European net sales in 2005 increased 10.4% to $126.9 million compared to 2004. This increase was driven by growth in service, parts and consumables and equipment sales. Increases in service and parts and consumables were primarily due to expanded market coverage, while increases in equipment sales were driven by volume increases resulting from new products, price increases and expanded market coverage. In addition, the shipment of a large order to a new customer in the fourth quarter of 2005 contributed about 3% to Europe’s 2005 net sales similar to the large order which occurred in the first quarter of 2004. Positive direct foreign currency exchange effects increased European net sales by approximately 1% in 2005.

        European net sales in 2004 were $115.0 million, up 29.5% compared to 2003 net sales of $88.8 million. The acquisition of Walter-Broadley in January 2004 added about 14% to Europe’s 2004 net sales growth. Positive direct foreign currency exchange effects increased European net sales by approximately 12% in 2004. The shipment of a large order to a new European customer, primarily in the first quarter of 2004, contributed approximately 4% to Europe’s 2004 net sales growth.

        Other International – Other international net sales for 2005 totaled $55.9 million, up 9.6% from 2004. Overall growth in net sales was primarily driven by volume growth due to new products as well as stronger sales in certain markets resulting from strengthening economies. Positive direct foreign currency exchange effects increased net sales in other international markets by approximately 1% in 2005.

        Other international net sales in 2004 were $51.0 million, an increase of 12.0% over 2003 net sales of $45.5 million. Positive direct foreign currency exchange effects increased net sales in other international markets by approximately 6% in 2004. The remaining increase resulted from stronger sales in several international markets primarily driven by stronger local economies as well as new product introductions.

Gross Profit

        Gross profit margin improved 2.6 percentage points to 42.5%. Gross profit margin in 2005 was favorably impacted by operating efficiencies including cost-reduction actions taken in 2004, improved overhead absorption, and decreased net logistics costs as well as favorable foreign currency exchange. Also contributing to gross margin improvement was a favorable sales mix of products sold, including a higher percentage of direct sales which have higher gross margins. In addition, price increases implemented in the latter part of 2004 and early in 2005 have neutralized the impact of higher steel costs that had adversely affected 2004 gross margins.

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

        Future gross profit margins could continue to be impacted by fluctuations in the cost of raw materials and other product components, competitive market conditions, the mix of products both within and among product lines and geographies, and foreign currency exchange effects.

Operating Expenses

        Research and Development Expenses – We strive to be the industry leader in innovation and are committed to investing in research and development. This has been demonstrated through the success of products including ReadySpace® carpet cleaning technology, T Series automatic scrubbers, and FaST® technology. However, a focus on innovation also carries certain risks that new technology will be slow to be accepted by the marketplace. Management seeks to mitigate this risk through our focus on and commitment to understanding our customers’ needs and requirements.

        Research and development expenses increased $2.2 million, or 12.5%, in 2005 compared to 2004 and increased 0.1% to 3.5% as a percentage of net sales in 2005. Research and development expenses increased $0.5 million, or 3.0%, in 2004 compared to 2003, but declined 0.3% as a percentage of net sales in 2004 compared to 2003. We expect to maintain our spending on research and development at approximately 3-4% percent of net sales annually.

        Selling and Administrative Expenses – S&A expenses increased 10.2% to $180.7 million from $164.0 million in 2004. The increase in S&A expenses was primarily due to an increase in performance-based incentive compensation expense, including additional expense resulting from modifications to our management compensation program which discontinued annual employee stock option grants. Our modified program is primarily comprised of performance-based shares that are expensed over the performance period instead of stock option grants, for which there is currently no expense. Previously issued but unvested stock options will be expensed beginning in 2006 as discussed under “New Accounting Pronouncements.”

        S&A expense also increased in 2005 due to expanded sales and service market coverage, primarily in Europe, an increase in bad debt expense reflecting increased collection risk for certain customers, senior management transition costs, higher fuel costs for sales and service fleet vehicles and Sarbanes-Oxley compliance costs.

        S&A expenses increased by $21.7 million, or 15.2%, in 2004 compared to 2003. S&A expenses increased partly due to the pretax workforce reduction charge of $2.3 million discussed previously and in Note 2 to the Consolidated Financial Statements. The remaining increase in S&A expenses primarily reflects an increase in performance-based incentive compensation expense, an increase in marketing expenses to support product launches in the latter half of 2004, Sarbanes-Oxley compliance costs, increased expenses associated with our expanded market coverage in Europe and the inclusion of expenses associated with the acquired operations of Walter-Broadley. Partially offsetting these increases was a decrease in warranty expense primarily due to improved claims experience and a decrease in expense for specific warranty claims in 2004, as well as benefits from prior restructuring actions. Approximately $4 million of the increase in S&A expenses is due to direct foreign currency exchange effects.

Other Income (Expense)

        The change in other income (expense) primarily results from a decrease in interest expense due to a reduction in debt outstanding and an increase in interest income, partially offset by an increase in miscellaneous expense due to a $0.8 million contribution to the Tennant Foundation.

Income Taxes

        Our effective income tax rate was 34.5%, 37.4% and 37.0% for the years 2005, 2004 and 2003, respectively. The resolution of certain outstanding state, federal and foreign tax matters favorably impacted the 2005 effective tax rate. In the future, we may experience changes in our effective tax rate based on our ability to utilize the available foreign net operating loss carryforwards and changes in mix of taxable earnings by country.

        During each of the past three years, we had a favorable impact from the Extraterritorial Income Exclusion Act (ETI Act), a U.S. tax law, of approximately 2-4% on our effective tax rate. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, which will phase out the ETI Act tax benefit during 2005 and 2006. In addition, the new law established a manufacturing deduction for profits on U.S. manufactured product to be phased in over six years. For 2005, the phase-out of the ETI Act tax benefit was substantially offset by the phase-in of the U.S. manufacturing deduction. We expect the impact in 2006 will be similar to 2005. For 2007 to 2009, we expect the change in the U.S. tax law will have a negative impact on our effective tax rate since the ETI Act is phased out more quickly than the phase-in of the U.S. manufacturing deduction.

        The American Jobs Creation Act of 2004 also had a provision to allow companies to repatriate earnings from their foreign subsidiaries at a favorable tax rate. We do not plan to repatriate earnings from our foreign subsidiaries in the foreseeable future.

Liquidity and Capital Resources

        During 2005, our financial condition continued to strengthen. Our debt-to-total-capital ratio was 2.0% at December 31, 2005, compared with 4.8% at December 31, 2004. At December 31, 2005, our capital structure was comprised of $2.2 million of current debt, $1.6 million of long-term debt and $193.1 million of shareholders’ equity.

        As of December 31, 2005, we had available committed and uncommitted lines of credit totaling $51 million, with terms generally one year or less, and a $0.8 million letter of credit outstanding. At December 31, 2005, we were in compliance with all debt covenants.

        Cash, cash equivalents and short-term investments totaled $41.3 million at December 31, 2005, up 80.4% from $22.9 million as of December 31, 2004. Approximately $5 million of cash and cash equivalents were held by our foreign subsidiaries. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.4 at December 31, 2005, and 2.3 at December 31, 2004, based on working capital of $122.6 million and $106.8 million, respectively.

        If the global economy deteriorates, it could have an unfavorable impact on the demand for our products and, as a result, our operating cash flow. We believe that the combination of internally generated funds, present capital resources and available financing sources are more than sufficient to meet cash requirements for 2006.

        Our contractual cash obligations and commitments at December 31, 2005, are summarized in the following table (in thousands):

	Total	2006	2007- 2008	2009- 2010	After 2010

On-balance sheet obligations:
Notes payable	$476	$476	$—	$—	$—
Capital leases	2,431	1,267	1,092	66	6
Residual value guarantee	609	275	332	2	—

Total on-balance sheet obligations	3,516	2,018	1,424	68	6

Off-balance sheet arrangements:
Operating leases	16,142	5,983	6,823	3,336	—
Purchase obligations	48,000	44,246	3,570	184	—

Total off-balance sheet obligations	64,142	50,229	10,393	3,520	—

Total contractual obligations	$67,658	$52,247	$11,817	$3,588	$6

        On-balance Sheet Obligations – Our debt obligations totaling $3.8 million as of December 31, 2005, as described in Note 6 to the Consolidated Financial Statements, are primarily comprised of capital lease obligations, collateralized borrowings and notes payable. Cash obligations in the table above do not include obligations associated with our collateralized borrowings as these transactions represent deferred sales proceeds on certain leasing transactions in Europe accounted for as borrowings under SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). We do not expect to have to fund these obligations.

        In addition, we have other long-term liabilities on the balance sheet which represent our obligations associated with long-term employee benefit arrangements, primarily retirement benefit plans and unfunded deferred compensation arrangements.

        Our retirement benefit plans, as described in Note 9 to the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, these obligations, which totaled $18.1 million as of December 31, 2005, are not included in the contractual cash obligations and commitments table. We expect to contribute approximately $1.3 million in total to our U.S. Retiree, U.S. Nonqualified, U.K. Pension and the German Pension Plans in 2006. We do not expect that a contribution will be required to our U.S. Pension Plan for the foreseeable future.

        The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $6.3 million as of December 31, 2005. We expect to distribute approximately $1.1 million of this obligation in 2006. We cannot predict the timing or amounts of the remaining obligation as it is dependent upon a number of assumptions including termination dates and participant distribution elections. Our remaining long-term employee benefit arrangements are comprised of long-term incentive compensation arrangements with certain key management, foreign defined contribution plans and other long-term arrangements totaling $3.4 million. We cannot predict the timing or amount of our future payments associated with these arrangements; as a result, these obligations are not included in the contractual cash obligations and commitments table.

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

        Unconditional purchase obligations include purchase orders entered into in the ordinary course of business and contractual purchase commitments. During July 2005, we amended our 2003 purchase commitment with a third-party manufacturer to extend the terms of the agreement from September 2007 to September 2008. The remaining commitment under this agreement totaled $5.5 million as of December 31, 2005. This purchase commitment has been included in the contractual cash obligations and commitments table along with purchase orders entered into in the ordinary course of business.

        We have a cancellation clause with our third-party logistics provider which would require payment of a cancellation fee in the event we elect to cancel the agreement prior to the contract expiration date. This fee, which approximated $1.1 million at December 31, 2005, declines on a straight-line basis through 2007. In addition, in the event that we elect to cancel the agreement, we would be required to assume the underlying building lease for the remainder of its term. We have applied the provisions of EITF 01-8, “Determining Whether an Arrangement Contains a Lease,” and have determined that our agreement with our third-party logistics provider contains an operating lease under SFAS No. 13. As a result, we have included the future minimum lease payments related to the underlying building lease in our operating lease commitments in the contractual cash obligations and commitments table.

        Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $10.3 million, of which we have guaranteed $7.8 million. As of December 31, 2005, we have recorded a liability for the fair value of this residual value guarantee of $0.6 million.

Cash Requirements

        Operating Activities – Cash provided by operating activities was $44.2 million in 2005, $36.7 million in 2004, and $30.5 million in 2003. The cash provided by operating activities in 2005 was impacted by strong net earnings and an increase in accounts payable, accrued expenses and deferred revenues. The increase in accounts payable, accrued expenses and deferred revenues was primarily attributable to higher accruals for annual performance-based incentive payments and timing of payments. Partially offsetting these sources of cash was an increase in receivables and a decrease in other current/noncurrent assets and liabilities. The increase in receivables was driven by higher fourth quarter sales volumes while the decrease in other current/noncurrent assets and liabilities was primarily due to a large, lump-sum payment of deferred compensation in 2005.

        In 2004, cash provided from operating activities was impacted by a decrease in inventory levels, an increase in accounts payable and accrued expenses offset by an increase in receivables. The decrease in inventories is primarily attributable to actions associated with inventory reduction initiatives. Accounts payable, accrued expenses and deferred revenue increased primarily due to the timing of payments and higher accruals for annual performance-based incentive payments, rebates and the workforce reduction charge. The increase in receivables was a result of higher fourth quarter sales volumes.

        As discussed previously, two metrics used by management to evaluate how effectively we utilize our net assets are “Accounts Receivable Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics for the years indicated were as follows (in days):

	2005	2004	2003

DIOH	82	87	98
DSO	61	60	62

        The improvement in DIOH of 5 days in 2005 reflects a continued focus on inventory reduction initiatives and the introduction of lean manufacturing principles. This follows an improvement in DIOH of 11 days in 2004.

        Investing Activities – Net cash used in investing activities was $11.8 million in 2005, $32.1 million in 2004 and $6.4 million in 2003. Cash used in investing activities in 2005 was driven by capital expenditures, partially offset by proceeds from disposition of property, plant and equipment and sales of short-term investments. Capital expenditures were $20.9 million during 2005 compared to $21.1 million in 2004. Capital expenditures in 2005 included investments in new product tooling and expansion of our information system capabilities. Capital expenditures in 2004 were higher than 2003 expenditures of $10.5 million primarily due to the installation of a new powder paint system and the purchase of additional system components to provide a platform to expand the capabilities of our information systems. Proceeds from dispositions of property, plant and equipment in 2005 include $1.5 million in proceeds from the sale of a distribution center in Holland, Michigan.

        In 2006, capital spending is expected to approximate $23 to $28 million. Significant capital projects planned for 2006 include continued expansion of our information systems capabilities and investments in new product tooling as well as China expansion initiatives. Capital expenditures in 2006 are expected to be financed primarily with funds from operations.

        In January 2004, we acquired all of the stock of Walter-Broadley for $6.5 million in the form of cash and debt as well as assuming $2.6 million in outstanding debt, of which $2.5 million was immediately retired. The cost of the acquisition was paid for in cash with funds provided by operations.

        Financing Activities – Net cash used by financing activities was $8.1 million in 2005, $12.1 million in 2004 and $15.8 million in 2003. In 2005, significant uses of cash included a $5.0 million scheduled debt repayment and $3.5 million in repurchases of common stock related to our share repurchase program. During 2004, $2.5 million of assumed Walter-Broadley debt was repaid.

        In 2005, proceeds from issuance of common stock were $7.9 million driven by employee stock option exercises due to an increase in our stock price and senior management transitions during the year.

        Cash dividends increased for the 34th consecutive year to $0.88 per share in 2005, an increase of $0.02 per share over 2004.

        In November 2004, an additional 400,000 shares were authorized under the share repurchase program approved by the Board of Directors in May 2001. Shares repurchased during 2005, 2004 and 2003 approximated 92,000, 73,000 and 77,000, respectively. The average repurchase price was $37.66 during 2005, $39.11 during 2004 and $34.54 during 2003. At December 31, 2005, approximately 342,000 shares were authorized for repurchase.

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

        We plan to adopt the provisions of SFAS No. 123(R) effective January 1, 2006, as required, using the modified prospective transition method for our existing stock-based compensation plans. Under the modified prospective transition method, the fair value-based accounting method will be used for all employee awards granted, modified, or settled after the adoption date. Compensation cost related to the nonvested portion of awards outstanding as of that date will be based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123. Under this method, we estimate that the adoption of SFAS No. 123(R) will result in approximately $1.4 million to $1.7 million of stock-based compensation expense in 2006 related to stock options, including reload grants.

        Beginning in 2005, we modified our management compensation program replacing annual employee stock option awards with performance-based share awards. During 2005, compensation expense under this program was recognized over the performance period, with adjustments to expense for changes in the market price of Tennant stock and for the actual achievement against established targets. Upon adoption of SFAS No. 123(R) in January 2006, compensation expense associated with these performance-based share awards will be fixed at the grant-date fair value of the award and recognized over the remaining performance period based on actual achievement against performance targets.

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

        Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Bad debt write-offs as a percentage of net sales were 0.2% in 2005 and 0.3% in 2004 and 2003. As of December 31, 2005, we had $3.7 million reserved against our accounts receivable for doubtful accounts.

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

        As of December 31, 2005, we had $4.7 million reserved against inventories.

        Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to net sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty expense as a percentage of net sales was 1.3% in 2005, 1.5% in 2004 and 1.9% in 2003. As of December 31, 2005, we had $6.1 million reserved for future estimated warranty costs.

        Deferred Tax Assets – We recognize deferred tax assets for the expected future tax impact of temporary differences between book and taxable income. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance and income tax charge are recorded when, in management’s judgment, realization of a specific deferred tax asset is less likely than not. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. The valuation allowance for foreign tax loss carryforwards at December 31, 2005, was $10.9 million.

Cautionary Factors Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:

•	The potential for soft markets in certain regions, including North America, Asia, Latin America and Europe.
•	Geopolitical and economic uncertainty throughout the world.
•	Changes in laws, including changes in accounting standards and taxation changes, such as the effects of the American Jobs Creation Act of 2004 and the adoption of FAS 123(R), including the timing and method of stock option exercises.
•	Inflationary pressures.
•	The potential for increased competition in our business.
•	The relative strength of the U.S. dollar, which affects the cost of our products sold internationally.
•	Fluctuations in the cost or availability of raw materials.
•	The success and timing of new products.
•	Our ability to achieve projections of future financial and operating results.
•	Our ability to transition management smoothly into new senior leadership roles.
•	Successful integration of acquisitions.
•	The ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.
•	The ability to achieve anticipated global sourcing cost reductions.
•	Unforeseen product quality problems.
•	Our ability to acquire, retain and protect proprietary intellectual property rights.
•	The effects of litigation, including threatened or pending litigation.
•	The price and timing of the sale of our Maple Grove, Minnesota manufacturing facility.
•	Our ability to benefit from production reallocation plans, including benefits from our expansion into China.
•	Our plans for growth.

        We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. For additional information about factors that could materially affect Tennant’s results, please see our other Securities and Exchange Commission filings, including disclosures under “Risk Factors” in this document.

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

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

        Foreign Currency Exchange Risk – Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposures are with the Euro, the Canadian dollar, the Australian dollar, the British pound and the Japanese yen against the U.S. dollar. In 2006, we will also begin to have a foreign currency exchange impact related to the Chinese yuan. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between Tennant operations in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations.

        Because our products are manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of approximately $45 million and $51 million at the end of 2005 and 2004, respectively. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of December 31, 2005, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.

        Commodity Risk – We are subject to exposures resulting from potential cost increases related to our purchase of raw materials or other product components. We do not use derivative commodity instruments to manage our exposures to changes in commodity prices such as steel or oil and gas.

        Various factors beyond our control affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, domestic and foreign governmental regulation, weather-related factors and the overall economic environment. We purchase petroleum-related component parts for use in our manufacturing operations. In addition, our freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. During 2005, our purchased material and other costs were unfavorably impacted by higher oil and gas prices.

        Increases in worldwide demand and other factors caused prices for steel and related products to increase during 2004. We do not maintain an inventory of raw or fabricated steel in excess of near-term production requirements. As a result, we experienced significant cost increases in our steel-based raw materials and component parts during 2004, which we were not able to fully mitigate with price increases. During 2005, the price of steel and related products stabilized.

        We can mitigate the risk of future raw material or other product component increases through product pricing and negotiations with our vendors. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market. If the commodity prices remain at their current levels or continue to increase, our results may be unfavorably impacted in 2006.

        Other Matters – Management regularly reviews our business operations with the objective of improving financial performance and maximizing our return on investment. As a result of this ongoing process to improve financial performance, we may incur additional restructuring charges in the future which, if taken, could be material to our financial results.

ITEM 8 – Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officers, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (COSO), our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ H. Chris Killingstad

H. Chris Killingstad President and Chief Executive Officer

/s/ Patrick J. O’Neill

Patrick J. O’Neill Treasurer (Principal Financial Officer)

/s/ Gregory M. Siedschlag

Gregory M. Siedschlag Corporate Controller (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tennant Company:

        We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls and Procedures, that Tennant Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tennant Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management’s assessment that Tennant Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Tennant Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        /s/   KPMG LLP

        Minneapolis, MN

        February 22, 2006

Consolidated Statements of Earnings

TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except per share data)

Years ended December 31	2005	2004	2003

Net sales	$552,908	$507,785	$453,962
Cost of sales	318,044	305,277	272,285

Gross profit	234,864	202,508	181,677

Operating expense:
Research and development expenses	19,351	17,198	16,696
Selling and administrative expenses	180,676	164,003	142,306

Total operating expenses	200,027	181,201	159,002

Profit from operations	34,837	21,307	22,675
Other income (expense):
Interest income	1,691	1,479	1,441
Interest expense	(564)	(1,147)	(833)
Net foreign currency transaction gains (losses)	8	(126)	(889)
Miscellaneous (expense) income, net	(978)	(134)	89

Total other income (expense)	157	72	(192)

Profit before income taxes	34,994	21,379	22,483
Income tax expense	12,058	7,999	8,328

Net earnings	$22,936	$13,380	$14,155

Basic earnings per share	$2.55	$1.49	$1.58

Diluted earnings per share	$2.52	$1.46	$1.56

        See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

December 31	2005	2004

Assets
CURRENT ASSETS
Cash and cash equivalents	$41,287	$16,837
Short-term investments	—	6,050
Receivables:
Trade, less allowances for doubtful accounts and returns ($4,756 in 2005 and $5,143 in 2004)	104,119	95,813
Other, net	1,798	1,700

Net receivables	105,917	97,513
Inventories	52,666	55,911
Prepaid expenses	3,503	2,657
Deferred income taxes, current portion	8,228	9,663

Total current assets	211,601	188,631
Property, plant and equipment, net	72,588	69,063
Deferred income taxes, long-term portion	1,522	129
Goodwill	22,253	23,476
Intangible assets, net	1,502	1,550
Other assets	2,006	2,943

Total assets	$311,472	$285,792

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES
Current debt and collateralized borrowings	$2,232	$7,674
Accounts payable, accrued expenses and deferred revenues	86,733	74,179

Total current liabilities	88,965	81,853
LONG-TERM LIABILITIES
Long-term debt	1,608	1,029
Employee-related benefits	27,797	28,403
Deferred income taxes, long-term portion	—	473

Total long-term liabilities	29,405	29,905

Total liabilities	118,370	111,758
COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)
SHAREHOLDERS’ EQUITY
Preferred stock of $0.02 par value per share, authorized 1,000,000; none issued	—	—
Common stock of $0.375 par value per share, authorized 30,000,000; issued and outstanding 9,191,205 shares in 2005 and 9,003,209 shares in 2004	3,459	3,388
Additional paid-in capital	7,189	341
Unearned restricted shares	(226)	(178)
Retained earnings	189,221	174,132
Accumulated other comprehensive income (loss)	(2,931)	864
Receivable from ESOP	(3,610)	(4,513)

Total shareholders’ equity	193,102	174,034

Total liabilities and shareholders’ equity	$311,472	$285,792

        See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

TENNANT COMPANY AND SUBSIDIARIES

(In thousands)

Years ended December 31	2005	2004	2003

CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net earnings	$22,936	$13,380	$14,155
Adjustments to net earnings to arrive at operating cash flow:
Depreciation and amortization	13,039	12,972	13,879
Deferred tax (benefit) expense	(393)	1,279	801
Stock-based compensation expense	2,088	706	594
ESOP expense	580	623	750
Tax benefit on ESOP and stock plans	(1,495)	(307)	(272)
Provision for bad debts and returns	1,021	954	1,561
Changes in operating assets and liabilities excluding the impact of acquisitions:
Accounts receivable	(8,620)	(10,974)	(10,286)
Inventories	(59)	3,672	8,068
Accounts payable, accrued expenses and deferred revenues	14,970	11,694	2,057
Other current/noncurrent assets and liabilities	(1,883)	2,492	1,874
Other, net	2,053	206	(2,711)

Net cash flows related to operating activities	44,237	36,697	30,470
CASH FLOWS RELATED TO INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(20,880)	(21,089)	(10,483)
Acquisition of Walter-Broadley	—	(6,491)	—
Purchases of short-term investments	—	(13,975)	—
Sales of short-term investments	6,050	7,925	—
Proceeds from disposals of property, plant and equipment	3,049	1,568	4,092

Net cash flows related to investing activities	(11,781)	(32,062)	(6,391)
CASH FLOWS RELATED TO FINANCING ACTIVITIES
Net change of short-term borrowings	—	(1,729)	(3,229)
Repayment of assumed Walter-Broadley debt	—	(2,516)	—
Payment of long-term debt	(5,000)	—	(5,000)
Payments on capital leases	(885)	—	—
Proceeds from issuance of common stock	7,874	1,520	1,588
Purchase of common stock	(3,471)	(2,842)	(2,676)
Dividends paid	(7,919)	(7,735)	(7,528)
Principal payment from ESOP	1,290	1,172	1,065

Net cash flows related to financing activities	(8,111)	(12,130)	(15,780)
Effect of exchange rate changes on cash and cash equivalents	105	(255)	(68)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,450	(7,750)	8,231
Cash and cash equivalents at beginning of year	16,837	24,587	16,356

CASH AND CASH EQUIVALENTS AT END OF YEAR	$41,287	$16,837	$24,587

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Collateralized borrowings incurred for operating lease equipment	$178	$415	$1,756
Capital expenditures funded through capital leases	$2,553	$1,090	$215

        See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

Years ended December 31	2005		2004		2003

	Shares	Amount	Shares	Amount	Shares	Amount

COMMON STOCK
Beginning balance	9,003,209	$3,388	8,994,745	$3,385	8,981,417	$3,380
Issue stock for directors, employee benefit and stock plans	280,185	105	81,130	30	90,810	34
Purchase of common stock	(92,189)	(34)	(72,666)	(27)	(77,482)	(29)

Ending balance	9,191,205	$3,459	9,003,209	$3,388	8,994,745	$3,385

ADDITIONAL PAID-IN CAPITAL
Beginning balance		$341		$355		$—
Issue stock for directors, employee benefit plans and stock plans		6,681		2,365		1,604
Tax benefit on stock plans		1,423		—		—
Purchase of common stock		(1,256)		(2,379)		(1,249)

Ending balance		$7,189		$341		$355

UNEARNED RESTRICTED SHARES
Beginning balance		$(178)		$(551)		$(612)
Restricted share activity, net		(48)		373		61

Ending balance		$(226)		$(178)		$(551)

RETAINED EARNINGS
Beginning balance		$174,132		$168,180		$161,281
Net earnings		22,936		13,380		14,155
Dividends paid, $0.88, $0.86 and $0.84, respectively, per common share		(7,919)		(7,735)		(7,528)
Issue stock for employee benefit plans and directors		2,181		436		1,398
Purchase of common stock		(2,181)		(436)		(1,398)
Tax benefit on ESOP		72		307		272

Ending balance		$189,221		$174,132		$168,180

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)(1)
Beginning balance		$864		$(338)		$(3,586)
Foreign currency translation adjustments		(2,813)		1,202		3,248
Minimum pension liability, net of tax		(982)		—		—

Ending balance		$(2,931)		$864		$(338)

RECEIVABLE FROM ESOP
Beginning balance		$(4,513)		$(5,415)		$(6,318)
Principal payments		1,290		1,172		1,065
Shares allocated		(387)		(270)		(162)

Ending balance		$(3,610)		$(4,513)		$(5,415)

Total shareholders’ equity		$193,102		$174,034		$165,616

(1) Reconciliations of net earnings to comprehensive income are as follows:
Net earnings		$22,936		$13,380		$14,155
Foreign currency translation adjustments		(2,813)		1,202		3,248
Minimum pension liability, net of tax		(982)		—		—

Comprehensive income		$19,141		$14,582		$17,403

        The company had 30,000,000 authorized shares of common stock as of December 31, 2005, 2004 and 2003.

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

        RECEIVABLES – Credit is granted to our customers in the normal course of business. Management performs ongoing credit evaluations of customers and maintains allowances for potential credit losses based on historical write-off experience and evaluation of specific customer accounts. Past-due balances are reviewed for collectibility based on agreed-upon contractual terms. Receivables are recorded at original carrying value less reserves for estimated uncollectible accounts.

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

        GOODWILL – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is reviewed annually or at the time of a triggering event for impairment. During the fourth quarter of 2005, we completed our annual impairment test and concluded that goodwill is not impaired.

        IMPAIRMENT OF OTHER LONG-LIVED ASSETS – Our intangible assets consist of an acquired trade name and customer lists as described further in Note 5. We periodically review our intangible and other long-lived assets for impairment and assess whether events or circumstances indicate that the carrying amount of the assets may not be recoverable. We generally deem assets to be impaired if an estimate of undiscounted future operating cash flows is less than its carrying amount.

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

        STOCK-BASED COMPENSATION – We account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB No. 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for stock option plans. At December 31, 2005, we have six stock-based compensation plans, which are described more fully in Note 13.

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

        The following weighted-average assumptions were used for the 2005, 2004 and 2003 grants:

	2005	2004	2003

Dividend yield	2.2%	2.3%	2.3%
Expected volatility	25%	32%	25%
Risk-free interest rate	4.4%	3.6%	3.6%
Expected life	6 years	7 years	7 years
Weighted-average fair value	$11.57	$12.80	$8.03

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        Had stock-based compensation cost been determined consistent with the provisions of SFAS No. 123, net earnings would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003

Net earnings – as reported	$22,936	$13,380	$14,155
Add: Stock-based compensation expense included in reported net earnings, net of related tax effect	913	—	—
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	2,130	1,393	1,140

Net earnings – pro forma	$21,719	$11,987	$13,015

Earnings per share:
Basic – as reported	$2.55	$1.49	$1.58
Basic – pro forma	$2.41	$1.33	$1.45
Diluted – as reported	$2.52	$1.46	$1.56
Diluted – pro forma	$2.39	$1.31	$1.44

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

        We apply the provisions of Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables” to arrangements with multiple deliverables. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which multiple revenue-generating activities are performed as well as how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Under EITF 00-21, revenues from contracts with multiple element arrangements are recognized as each element is earned. We offer service contracts in conjunction with equipment sales in addition to selling equipment and service contracts separately. When equipment and service contracts are sold at the same time, we first apply FASB Technical Bulletin 90–1 and deduct from the sales proceeds the separately priced service contract. The balance of the consideration is allocated to the equipment and recognized when the equipment is shipped. Sales proceeds allocated to service contracts are deferred if the proceeds are received in advance of the service and recognized ratably over the contract period.

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

        EARNINGS PER SHARE – Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive stock options and restricted share awards. Performance-based shares are included in the calculation of diluted earnings per share in the quarter in which the performance targets have been achieved.

2.	Management Actions

        2004 ACTIONS – Management approved actions to reduce costs as a part of a continuing effort to improve profitability during 2004. These actions included the elimination of a net 64 management and administrative positions companywide and were substantially completed by the end of first quarter of 2005. The workforce reductions resulted in the recognition of a net pretax charge of $2,301 ($1,458 after-tax, or $0.16 per diluted share) in our 2004 results. The charge consists primarily of severance and outplacement benefits and is included within Selling and Administrative (S&A) Expenses in the Consolidated Statements of Earnings. The severance and outplacement benefits were accounted for under SFAS No. 112, “Employers’ Accounting for Postretirement Benefits.”

        The components of the 2004 workforce reduction charges and cash and non-cash applications against these charges were as follows:

Severance, Early Retirement and Related Costs

2004 Initial Charges	$2,704
2004 Utilization:
Cash	(1,259)
Non-cash	—
Change in estimate	(403)

2004 Year-end liability balance	$1,042

2005 Utilization:
Cash	(999)
Non-cash	(6)
Change in estimate	(37)

2005 Year-end liability balance	$—

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

        PRIOR ACTIONS – As of December 31, 2004, there was a remaining balance for noncancelable contractual obligations of $21 related to the 2001 restructuring charge and $44 related to the 2002 restructuring charge. As of December 31, 2005, all remaining balances for the 2002 and 2001 actions were settled.

3.	Inventories

        The composition of inventories at December 31 was as follows:

	2005	2004

FIFO inventories:
Finished goods	$53,825	$48,592
Raw materials, production parts and work-in-process	22,901	29,772

Total FIFO inventories	76,726	78,364
LIFO reserve	(24,060)	(22,453)

LIFO inventories	$52,666	$55,911

        The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

        As of December 31, 2005 and 2004, FIFO-based inventories in Europe totaled $23,545 and $25,456, respectively.

4.	Property, Plant and Equipment

        Property, plant and equipment and related accumulated depreciation, including equipment under capital leases, at December 31 consisted of the following:

	2005	2004

Land	$3,123	$3,511
Buildings and improvements	35,622	36,137
Machinery and equipment	174,367	173,507
Work in progress	8,508	6,806

Total property, plant and equipment	221,620	219,961
Less accumulated depreciation	(149,032)	(150,898)

Net property, plant and equipment	$72,588	$69,063

5.	Goodwill and Intangible Assets

        The components of goodwill and other intangible assets on the consolidated balance sheet as of December 31 are as follows:

	Goodwill	Other Intangibles

Balance, December 31, 2003	$17,812	$—

Additions	5,035	1,560
Amortization expense	—	(132)
Foreign currency fluctuations	629	122

Balance, December 31, 2004	$23,476	$1,550

Additions	—	308
Amortization expense	—	(165)
Foreign currency fluctuations	(1,223)	(191)

Balance December 31, 2005	$22,253	$1,502

        Amortization expense on intangible assets was $165, $132, and $25 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, future amortization expense related to our intangible assets is estimated to be $181 in 2006 and 2007 and $107 in 2008 to 2010.

        The additions to other intangible assets during 2005 consisted of an acquired customer list, which will be amortized over a useful life of seven years based on the provisions of SFAS No. 142.

        The additions to goodwill and other intangible assets during 2004 were based on the purchase price allocation of the Walter-Broadley acquisition in January 2004. These other intangible assets, consisting of the acquired trade name and customer lists, are amortized over useful lives of four and 20 years, respectively, based on the provisions of SFAS No. 142.

        During 2003, as a result of the joint-venture dissolution described in Note 2, we wrote off the remaining unamortized balance of intangible assets associated with the joint venture.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

6.	Short- and Long-Term Debt

        The components of our outstanding debt as of December 31 consisted of the following:

		Interest Rates		Outstanding Balance
	Maturity Dates	2005	2004	2005	2004

Notes payable	2006	1.25–1.75%	1.25–7.84%	$476	$6,048
Collaterialized borrowings	2006-2008	4.50%	4.50%	933	1,569
Capital lease obligations	2006-2011	4.50–7.00%	4.50–7.00%	2,431	1,086

Total outstanding debt				3,840	8,703
Less: current portion				2,232	7,674

Long-term portion				$1,608	$1,029

        The aggregate maturities of our outstanding debt including capital lease obligations as of December 31, 2005, are as follows:

2006	$2.232
2007	919
2008	616
2009	36
2010 and beyond	37

Total	$3,840

        Collateralized borrowings represent deferred sales proceeds on certain leasing transactions with a European third-party leasing company. These transactions are accounted for as borrowings in accordance with SFAS No. 13, with the related assets capitalized as property, plant and equipment and depreciated straight-line over the lease term.

        Capital lease obligations outstanding are primarily related to sale-leaseback transactions with a European third-party leasing company whereby we sell our manufactured equipment to the leasing company and lease it back. The equipment covered by these leases is rented to our customers over the lease term.

        At December 31, 2005, we had available uncommitted lines of credit with banks of approximately $25,000 and available committed lines of credit of approximately $26,000. As of December 31, 2005, we had used $829 under these facilities to support outstanding letters of credit. There were no outstanding borrowings under these facilities as of December 31, 2005.

        Interest paid during 2005, 2004 and 2003 was $638, $1,198 and $850, respectively.

7.	Accounts Payable, Accrued Expenses and Deferred Revenues

        Accounts payable, accrued expenses and deferred revenues at December 31 consisted of the following:

	2005	2004

Trade accounts payable	$26,446	$24,626
Wages, bonuses, commissions and other payroll	32,379	24,153
Taxes, other than income taxes	3,057	2,573
Warranty	6,146	6,180
Deferred revenue	2,526	2,705
Rebates	4,837	4,220
Other	11,342	9,722

Total	$86,733	$74,179

        The changes in warranty reserves for the three years ended December 31 were as follows:

	2005	2004	2003

Beginning balance	$6,180	$6,018	$4,519
Additions charged to expense	7,668	7,517	7,803
Change in estimate	(398)	(122)	944
Claims paid	(7,304)	(7,233)	(7,248)

Ending balance	$6,146	$6,180	$6,018

8.	Fair Value of Financial Instruments

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

        We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. As of December 31, 2005, the fair value of such contracts outstanding was a net gain of $84. At December 31, 2005 and 2004, the notional amounts of foreign currency forward exchange contracts outstanding were $45,360 and $51,176, respectively.

9.	Retirement Benefit Plans

        Substantially all U.S. employees are covered by various retirement benefit plans maintained by Tennant. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our U.S. and foreign plans was $9,898, $7,879 and $7,142 in 2005, 2004 and 2003, respectively.

        We have a 401(k) plan that covers substantially all U.S. employees. Under this plan, the employer contribution matches up to 3% of the employee’s compensation in the form of Tennant stock. We also make a profit sharing contribution to the plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution can be in the form of Tennant stock or cash and is based upon our financial performance, subject to a 2% minimum contribution. Matching contributions are primarily funded by our ESOP Plan, while profit sharing contributions are generally paid in cash. Expenses under these plans were $7,129, $5,206 and $4,070 during 2005, 2004 and 2003, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        We have a qualified, funded defined benefit retirement plan (“the U.S. Pension Plan”) in the U.S. covering certain current and retired employees. Plan benefits are based on the years of service and compensation during the highest five consecutive years of service in the final ten years of employment. No new participants have entered the plan since 2000. The plan has approximately 500 participants including 200 active employees as of December 31, 2005.

        We have a U.S. nonqualified supplemental benefit plan (“the U.S. Nonqualified Plan”) to provide additional retirement benefits for certain employees whose benefits under our 401(k) plan or U.S. Pension Plan are limited by either ERISA or the Internal Revenue Code.

        We have a U.S. postretirement medical benefit plan (“the U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with Tennant and age upon retirement. During 2004, we amended this plan in an effort to simplify our plan design and reduce healthcare costs by consolidating six separate managed care plans into one participant-controlled program for employees eligible to retire after January 1, 2005. In addition, the amendment provided for the elimination of the post-65 benefits for employees eligible to retire after January 1, 2005, with the introduction of Medicare Part D on January 1, 2006. The impact of this plan amendment was a $4,417 reduction in our postretirement medical benefit obligation as of December 31, 2004.

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

        We expect to contribute approximately $161 to our U.S. Nonqualified Pension Plan, approximately $999 to our U.S. Retiree Plan, approximately $90 to our U.K. Pension Plan, and approximately $40 to our German Pension Plan in 2006. No contributions to the U.S. Pension Plan are expected to be required during 2006.

        Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans at December 31, 2005 and 2004 are as follows:

	2005	2004

Equity securities	56%	50%
Debt securities	36	33
Other	8	17

Total	100%	100%

        The primary objective of our U.S. and U.K. Pension Plans is to meet retirement income commitments to plan participants at a reasonable cost to Tennant and to maintain a sound actuarially funded status. This objective is accomplished through growth of capital and safety of funds invested. The Pension Plan assets are invested in securities to achieve growth of capital over inflation through appreciation and accumulation and reinvestment of dividend and interest income. Investments are diversified to control risk. The overall return objective is to achieve an annualized return equal to or greater than the return expectations in the actuarial valuation. The target allocation for the U.S. Pension Plan is 60% equity and 40% debt securities. Equity securities within the U.S. Pension Plan do not include any investments in Tennant Company common stock. The U.K. Pension Plan is invested in an insurance contract with underlying investments primarily in equity and fixed income securities. Our German Pension Plan is unfunded, which is customary in that country.

        The following table summarizes the weighted-average assumptions used for our pension benefit and postretirement medical plans:

	Pension Benefits		Postretirement Medical Benefits
	2005	2004	2005	2004

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.62%	5.86%	5.80%	5.94%
Rate of compensation increase	4.05%	4.04%	—	—

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	5.86%	6.34%	5.94%	6.50%
Expected long-term rate of return on plan assets	8.23%	8.25%	—	—
Rate of compensation increase	4.04%	4.00%	—	—

        Our discount rate was determined based on high-quality fixed income investments that match the duration of the expected retiree benefits. We determined our weighted-average long-term rate of return by developing expected annual returns for each class of assets held by our individual plans and calculating a weighted-average expected return based on targeted fund allocations.

        The measurement date for all of our plans is December  31, except the U.K. Pension Plan which is October 31.

        The accumulated benefit obligation for all U.S. defined benefit plans was $29,059 at December 31, 2005 and $26,558 at December 31, 2004. The accumulated benefit obligation for the U.K. Pension Plan was $6,903 at December 31, 2005 and $4,598 at December 31, 2004. The accumulated benefit obligation for the German pension plan was $768 at December 31, 2005 and $772 at December 31, 2004.

        Information for our plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2005(1)	2004(2)

Projected benefit obligation	10,572	$2,932
Accumulated benefit obligation	9,615	2,520
Fair value of plan assets	5,588	—

        (1)As of December 31, 2005, the U.S. Nonqualified, UK Pension and German Pension Plans had an accumulated benefit obligation in excess of plan assets.

        (2)As of December 31, 2004, the U.S. Nonqualified and German Pension Plans had an accumulated benefit obligation in excess of plan assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        Assumed healthcare cost trend rates at December 31, 2005 and 2004 were as follows:

	2005	2004

Healthcare cost trend rate assumption for the next year	8.7%	10.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.3%	4.3%
Year that the rate reaches the ultimate trend rate	2025	2025

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage- Point Decrease	1-Percentage- Point Increase

Effect on total of service and interest cost components	$(54)	$61

Effect on postretirement benefit obligation	$(789)	$892

        Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans were as follows:

	Pension Benefits		Postretirement Medical Benefits
	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$36,139	$30,698	$14,575	$16,737
Service cost	1,129	1,056	213	336
Interest cost	2,113	1,953	839	1,025
Plan participants’ contributions	55	51	—	—
Plan amendments	—	—	—	(4,417)
Actuarial loss	2,747	2,845	172	1,785
Foreign exchange	(400)	414	—	—
Benefits paid	(1,155)	(878)	(772)	(891)

Benefit obligation at end of year	$40,628	$36,139	$15,027	$14,575

Changes in plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$35,205	$32,232	$—	$—
Actual return on plan assets	1,584	3,144	—	—
Employer contributions	255	232	772	891
Plan participants’ contributions	55	51	—	—
Foreign exchange	(214)	424	—	—
Benefits paid	(1,155)	(878)	(772)	(891)

Fair value of plan assets at end of year	$35,730	$35,205	$—	$—

Funded status	$(4,898)	$(934)	$(15,027)	$(14,575)
Unrecognized actuarial loss/(gain)	(231)	(4,379)	3,475	3,472
Unrecognized transition asset	(87)	(110)	—	—
Unrecognized prior service cost/(benefit)	3,716	4,286	(3,681)	(4,200)

Net accrued liability	$(1,500)	$(1,137)	$(15,233)	$(15,303)

Amounts recognized in the consolidated balance sheets consisted of:
Prepaid benefit cost	$996	$1,261	$—	$—
Accrued benefit liability	(3,941)	(2,487)	(15,233)	(15,303)
Intangible asset	87	89	—	—
Accumulated other comprehensive income	1,358	—	—	—

Net accrued liability	$(1,500)	$(1,137)	$(15,233)	$(15,303)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        Components of net periodic benefit cost for the three years ended December 31, 2005, were as follows:

	Pension Benefits
	2005	2004	2003(1)

Service cost	$1,129	$1,056	$855
Interest cost	2,113	1,953	1,559
Expected return on plan assets	(2,921)	(2,897)	(2,491)
Recognized actuarial gain	(155)	(674)	(779)
Amortization of transition asset	(22)	(22)	(22)
Amortization of prior service cost	570	570	570
Foreign exchange	(95)	52	—

Net periodic cost (benefit)	$619	$38	$(308)

        (1) This amount does not include net periodic costs for our foreign plans.

	Postretirement Medical Benefits
	2005	2004	2003

Service cost	$213	$336	$396
Interest cost	839	1,025	1,009
Amortization of prior service benefit	(520)	(217)	—
Recognized actuarial loss	169	104	10

Net periodic cost	$701	$1,248	$1,415

        The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and foreign plans:

	Pension Benefits	Postretirement Medical Benefits

2006	$1,239	$999
2007	1,428	1,059
2008	1,865	1,069
2009	2,024	1,118
2010	2,214	1,186
2011 to 2015	13,827	6,818

Total	$22,597	$12,249

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

        We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2010 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $8,977, $8,982 and $7,002, in 2005, 2004 and 2003, respectively.

        The aggregate lease commitments with an initial term of one year or more at December 31, 2005, with minimum rentals for the years were as follows:

2006	$5,983
2007	4,067
2008	2,756
2009	1,821
2010 and beyond	1,515

Total	$16,142

        Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $10.3 million, of which we have guaranteed $7.8 million. As of December 31, 2005, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $0.6 million for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

        We have a cancellation clause with our third-party logistics provider which would require payment of a cancellation fee in the event we elect to cancel the agreement prior to the contract expiration date. This fee, which approximated $1.1 million at December 31, 2005, declines on a straight-line basis until 2007. In addition, in the event that we elect to cancel the agreement, Tennant would be required to assume the underlying building lease for the remainder of its term. We have applied the provisions of EITF 01-8, “Determining Whether an Arrangement Contains a Lease,” and have determined that our agreement with our third-party logistics provider contains an operating lease under SFAS No. 13. As a result, we have included the future minimum lease payments related to the underlying building lease in our operating lease commitments above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        During July 2005, we amended our 2003 purchase commitment with a third-party manufacturer to extend the terms of the agreement from September 2007 to September 2008. The remaining commitment under this agreement totaled $5.5 million as of December 31, 2005.

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

12.	Income Taxes

        Income tax expense (benefit) for the three years ended December 31, 2005, was as follows:

	Current	Deferred	Total

2005
Federal	$8,243	$(108)	$8,135
Foreign	3,117	(354)	2,763
State	1,129	31	1,160

	$12,489	$(431)	$12,058

2004
Federal	$4,776	$1,254	$6,030
Foreign	1,299	(129)	1,170
State	667	132	799

	$6,742	$1,257	$7,999

2003
Federal	$6,205	$435	$6,640
Foreign	846	–	846
State	748	94	842

	$7,799	$529	$8,328

        U.S. income taxes have not been provided on approximately $34,102 of undistributed earnings of non-U.S. subsidiaries. The Company plans to permanently reinvest these undistributed earnings. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

        We have European tax loss carryforwards of $35,283 that have no future expiration dates. Because of the uncertainty regarding realizability of this asset, a valuation allowance was established against this loss carryforward. While the valuation allowance increased in 2005 due to continued European losses, the increase was more than offset by the currency impact of the weakening of the Euro against the U.S. dollar. A valuation allowance for the remaining deferred tax assets is not required since it is likely that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

        Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31, 2005, as follows:

	2005	2004	2003

Tax at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	2.2	2.4	2.4
Effect of foreign operations	4.0	(3.5)	(7.0)
Valuation allowance	(2.7)	9.8	11.2
Effect of ETI and manufacturing deduction	(2.6)	(4.2)	(3.7)
Other, net	(1.4)	(2.1)	(0.9)

Effective income tax rate	34.5%	37.4%	37.0%

        Deferred tax assets and liabilities were comprised of the following as of December 31, 2005 and 2004:

	2005	2004

Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes and changes in inventory reserves	$1,164	$1,597
Employee wages and benefits, principally due to accruals for financial reporting purposes	13,584	12,675
Warranty reserves accrued for financial reporting purposes	1,783	1,891
Accounts receivable, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	1,003	1,290
Tax loss carryforwards	10,858	11,828
Valuation allowance	(10,858)	(11,828)
Other	704	881

Total deferred tax assets	$18,238	$18,334

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation and related gains	$5,264	$6,221
Goodwill	3,224	2,794

Total deferred tax liabilities	$8,488	$9,015

Net deferred tax assets	$9,750	$9,319

        Profit before income taxes related to our foreign operations was $6,334, $2,303 and $993 in 2005, 2004, and 2003, respectively.

        Income taxes paid were $9,076, $4,837 and $6,504, in 2005, 2004 and 2003, respectively.

        In 2005, 2004 and 2003, we recorded tax benefits directly to shareholders’ equity of $1,495, $307 and $272, respectively, relating to our ESOP and stock plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

13.	Stock Award Plans

        We have six plans under which stock-based compensation grants are provided annually. The 1992 Stock Incentive Plan (“1992 Plan”), 1995 Stock Incentive Plan (“1995 Plan”), 1998 Management Incentive Plan (“1998 Plan”) and 1999 Stock Incentive Plan (“1999 Plan”) provide for stock-based compensation grants to our executives and key employees. The 1993 Directors’ Restricted Plan (“1993 Plan”) provides for the annual retainer in the form of restricted shares to our non-employee Directors. The 1997 Directors’ Option Plan (“1997 Plan”) provides for stock option grants to our non-employee Directors. A maximum of 2,350,000 shares can be awarded under these plans; 318,767 shares were available for award as of December 31, 2005. The Compensation Committee of the Board of Directors determines the grant size under all plans.

        Restricted shares are granted annually and typically have a two- or three-year restriction period from the effective date of the grant. During the restricted period, the restricted shares may not be sold or transferred, but the shares entitle the participants to dividends and voting rights. In 2005, 2004 and 2003, respectively, 11,500, 7,300 and 16,400 restricted shares were granted. The weighted-average fair values of stock on the grant date were $38.31, $42.71 and $31.48 per share in 2005, 2004 and 2003, respectively.

        During 2005, 2004 and 2003 our management performance-related compensation program included awards earned based on achievement of certain financial performance targets. The awards are payable in cash, stock or both in the year following the final year of the three-year performance period.

        During 2005, our management performance-related compensation program was modified to also include performance-based share awards. Performance shares also replaced our former annual employee stock option grants, for which there was no expense in 2005 or prior. In 2005, 2004 and 2003, respectively, awards with a target value of $2,361, $984 and $859 were granted. Performance-based shares are expensed based on the market value of the shares over a three-year performance period.

        Under the 1999 Plan, a performance share award, which vests and is earned upon achieving certain total shareholder return targets over a five-year performance period, was granted during 2005. The maximum number of shares of common stock issuable upon payout of the award is 20,000. Compensation expense related to this award is recognized over the performance period based on the market value of the shares and the probability of achieving performance targets.

        In 2005, 2004 and 2003, respectively, expenses of $3,610, $1,140 and $931 were charged to operations for the above-described restricted and performance-related award programs.

        Under the 1995 Plan, the 1997 Plan and the 1999 Plan, 10-year fixed stock options are granted at a price equal to the stock’s fair market value on the date of the grant. Options generally become exercisable on a cumulative basis at a rate of 33% per year.

        Our employee stock plans include a reload feature for options granted to key employees. This feature allows employees to exercise options through a stock-for-stock exercise using mature shares and be granted a new stock option (reload option) equal to the number of shares of common stock used to satisfy both the exercise price of the option and the tax withholding requirements. The reload options granted have an exercise price equal to the fair market value of the common stock on the grant date and vest immediately on the date of grant. The reload options retain the expiration date of the original option. No stock options with the reload feature have been granted since April 2004.

        A summary of the status of our stock option transactions during 2003, 2004 and 2005 is shown below:

	Shares	Weighted- Average Exercise Price

2003
Outstanding at beginning of year	996,100	$36.21
Granted	258,600	31.48
Exercised	(62,800)	32.71
Forfeited	(25,200)	37.22

Outstanding at end of year	1,166,700	$35.33

Exercisable at end of year	713,100	$36.03

2004
Outstanding at beginning of year	1,166,700	$35.33
Granted	198,600	41.60
Exercised	(57,000)	31.90
Forfeited	(36,700)	37.82

Outstanding at end of year	1,271,600	$36.39

Exercisable at end of year	856,900	$36.01

2005
Outstanding at beginning of year	1,271,600	$36.39
Granted	103,000	47.15
Exercised	(308,000)	34.13
Forfeited	(51,400)	33.49

Outstanding at end of year	1,015,200	$38.29

Exercisable at end of year	819,700	$37.88

        The following table contains details of our outstanding stock options as of December 31, 2005:

Range of Exercise Prices Between	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$17.02–$27.01	2,500	0.7	$22.00	2,500	$22.00
$27.02–$32.01	145,700	6.1	$30.26	99,000	$30.02
$32.02–$37.01	397,400	4.0	$34.66	386,900	$34.67
$37.02–$42.01	213,700	7.0	$41.21	122,000	$40.95
$42.02–$47.01	153,100	4.2	$44.24	151,500	$44.26
$47.02–$52.02	102,800	6.6	$49.07	57,800	$50.36

	1,015,200	5.2	$38.29	819,700	$37.88

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

14.	Employee Stock Ownership Plan

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

        Our cash contributions to the ESOP during 2005, 2004 and 2003 were $1,498, $1,491 and $1,418, respectively. Benefits provided to employees through the ESOP, net of expenses, which were recorded in miscellaneous income, were $387, $262 and $110 in 2005, 2004 and 2003, respectively. Interest earned and received on our loan to the ESOP was $792, $910 and $1,017, in 2005, 2004 and 2003, respectively. Dividends on our shares held by the ESOP used for debt service were $559, $591 and $617, in 2005, 2004 and 2003, respectively. At December 31, 2005, the ESOP indebtedness to us, which bears an interest rate of 10.05% and is due December 31, 2009, was $6,593.

        The ESOP shares as of December 31 were as follows:

	2005	2004	2003

Allocated shares	769,143	719,162	669,182
Unreleased shares	199,923	249,904	299,884

Total ESOP shares	969,066	969,066	969,066

15.	Earnings Per Share Computations

        The computations of basic and diluted earnings per share for the years ended December 31 were as follows:

	Net Earnings (Numerator)	Shares (Denominator)	Per- Share Amount

2005
Basic earnings per share	$22,936	9,012,000	$2.55
Dilutive share equivalents		93,000

Diluted earnings per share	$22,936	9,105,000	$2.52

2004
Basic earnings per share	$13,380	9,001,000	$1.49
Dilutive share equivalents		149,000

Diluted earnings per share	$13,380	9,150,000	$1.46

2003
Basic earnings per share	$14,155	8,974,000	$1.58
Dilutive share equivalents		90,000

Diluted earnings per share	$14,155	9,064,000	$1.56

        Options to purchase 446,000, 408,000 and 353,000 shares of common stock were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share as the effect would have been antidilutive.

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

        The following sets forth net sales and long-lived assets by geographic area:

	2005	2004	2003

Net sales:
North America	$370,142	$341,856	$319,660
Europe	126,913	114,954	88,786
Other international	55,853	50,975	45,516

Total	$552,908	$507,785	$453,962

	2005	2004

Long-lived assets:
North America	$76,699	$71,741
Europe	20,608	23,980
Other international	1,041	1,311

Total	$98,348	$97,032

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

        The following table presents revenues for groups of similar products and services:

	2005	2004	2003

Net sales:
Equipment	$332,421	$304,970	$279,148
Parts & consumables	133,108	124,318	109,110
Service	67,482	60,523	48,078
Floor coatings	19,897	17,974	17,626

Total	$552,908	$507,785	$453,962

17.	Consolidated Quarterly Data (Unaudited)

	Net Sales		Gross Profit
Quarter	2005	2004	2005	2004

First	$125,958	$119,102	$53,987	$48,016
Second	137,119	128,790	58,447	51,102
Third	137,820	120,457	59,114	47,422
Fourth	152,011	139,436	63,316	55,968

Year	$552,908	$507,785	$234,864	$202,508

	Net Earnings			Basic Earnings per Share				Diluted Earnings per Share
Quarter	2005	2004		2005		2004		2005	2004

First	$3,543	$2,557		$0.39		$0.28		$0.39	$0.28
Second	6,698	3,725		0.74		0.41		0.74	0.41
Third	6,260	1,024	(1)	0.70		0.11		0.69	0.11	(1)
Fourth	6,435	6,074	(1)	0.71		0.68		0.70	0.66	(1)

Year	$22,936	$13,380	(1)	$2.55	(2)	$1.49	(2)	$2.52	$1.46	(1)

        (1) Includes net after-tax workforce charges of $1,767 ($0.19 per diluted share) in the third quarter and net after-tax benefit of $309 ($0.03 per diluted share) in the fourth quarter for a related change in estimate, net of an additional severance charge.

        (2) The summation of quarterly net earnings per share does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

        Regular quarterly dividends aggregated $0.88 per share in 2005, or $0.22 per share for all quarters, and $0.86 per share in 2004, or $0.21 per share for the first and second quarters and $0.22 per share for the third and fourth quarters.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A – Controls and Procedures

        Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure procedures only provide reasonable assurance that the controls will meet their objectives. There can be no assurance that the controls will be effective in all circumstances. Management believes disclosure controls and procedures are operating and effective at the reasonable assurance level. There were no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – Other Information

        None.

PART III

        Part III is included in the Tennant Company 2005 Proxy Statement (to the extent specific pages are referred to on the Cross Reference Sheet) and is incorporated in this Form 10-K Annual Report by reference, except Item 13 – ”Certain Relationships and Related Transactions,“ of which there were none. Item 10 – ”Directors and Executive Officers of the Registrant“ as it relates to identification of executive officers and disclosure about our code of ethics is included in Part III of this Form 10-K Annual Report.

ITEM 10 – Directors and Executive Officers of the Registrant

        The list below identifies those persons designated as executive officers of the Company, including their age, position with the Company and positions held by them during the past five or more years.

H. Chris Killingstad, President and Chief Executive Officer

        H. Chris Killingstad (50) joined the Company in April 2002 as Vice President, North America. From 1990 to 2000, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2000 he served as Sr. Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Haagen-Dazs Asia Pacific.

Rex L. Carter, Senior Vice President, Operations

        Rex L. Carter (54) joined the Company in October 2001 as Vice President, E-Solutions. He was named Chief Information Officer in 2002 and Vice President, Operations in 2003 and Senior Vice President in 2005. From January to September 2001, he served as Vice President and Chief Operations Officer for netASPx, a technology services company. From November 1999 to November 2000 he served as Vice President and was promoted to Sr. Vice President, Technology and Systems Development for Homegrocer.com/WEBvan, an on-line food delivery provider. From 1993 to 1999, he served as Vice President and was promoted to Sr. Vice President and Chief Information Officer of Carlson Companies, Inc., a global leader in the marketing, travel and hospitality industries.

Steven M. Coopersmith, Vice President, Global Marketing

        Steven M. Coopersmith (42) joined Tennant in April 2003. From 2000 to 2003, he was the President of Dairy Marketing Alliance LLC, a joint venture between Land O’Lakes, Inc. and Dean Foods Company. Previously, he was Vice President of Product Development with United Healthcare. Before that, he was the Business Team Leader for Pillsbury’s line of refrigerated sweet baked goods. Earlier in his career, he managed new products for Reckitt & Coleman Inc.’s household product group. He began his marketing career at Unilever’s Lever Brothers Company, where he held a variety of positions culminating in Senior Manager of their All detergent franchise.

Thomas J. Dybsky, Vice President, Administration

        Thomas J. Dybsky (56) joined the Company in September 1998 as Vice President of Human Resources and was named Vice President of Administration in 2004. From June 1995 to September 1998, he was Vice President/Senior Consultant for MDA Consulting.

Andrew J. Eckert, Vice President, North America Sales

        Andrew J. Eckert (42) joined Tennant in 2002. From 2000 to 2002, he was the Senior Vice President of Operations at Storecast Merchandising Company, a national retail merchandising service contractor for the grocery industry. Prior to that, he was Director of Strategic Planning at General Mills and led the automation and cost-reduction efforts for U.S. trade promotional spending. He began his sales career in 1985 at General Mills in Houston, TX, and held a variety of increasing responsibilities including Customer Sales Manager for Fleming Companies and American Stores.

Mark J. Fleigle, Vice President, Research and Development

        Mark J. Fleigle (46) joined the Company in 1981 and has held various management positions within Research and Development including Director of New Product Development from 2002 until his promotion to Vice President, Research and Development in June 2003.

Heidi M. Hoard, Vice President, General Counsel and Secretary

        Heidi M. Hoard (55) joined Tennant in 2003 as Assistant General Counsel and Assistant Secretary and was named General Counsel in 2005. She was a partner with General Counsel Ltd. during 2003. From 1995 to 2001, she was Vice President, General Counsel and Secretary at Musicland Group, Inc. From 1993 to 1995, she was Senior Legal Counsel at Medtronic, Inc. Prior to that, she was a partner at Faegre & Benson L.L.P., a Minneapolis law firm.

Anthony Lenders, Vice President, Managing Director of Tennant NV (Europe)

        Anthony Lenders (60) joined the Company in 2000 as Managing Director of Tennant N.V. From 1998 to 2000, he worked in a consulting role for the Boer & Croon Group in Amsterdam. From 1994 to 1998, he was President of Europe, Middle East and Africa for The Coleman Company, a manufacturer of outdoor camping and related equipment.

Patrick J. O’Neill, Treasurer (Principal Financial Officer)

        Patrick J. O’Neill (48) joined Tennant in 2000. Previously, he was Vice President of Finance with International Home Foods from 1999 to 2000. From 1988 to 1999 he was with St. Jude Medical, Inc., in senior financial management positions, his last position being Global Director of Business Systems Development. From 1984 to 1988 he held financial management positions at Henkel Corporation and from 1981 to 1984 held similar positions at Donaldson Company, Inc.

Gregory M. Siedschlag, Corporate Controller (Principal Accounting Officer)

        Gregory M. Siedschlag (46) joined Tennant in 2001 as Corporate Controller. Prior to that he held various positions in the finance organization of ADC Telecommunications, Inc., a telecommunications equipment manufacturer, from 1994 to 2001, most recently as Operations Controller. From 1983 to 1994, he was employed by PriceWaterhouse, LLP, ending his tenure as Senior Audit Manager.

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

Section 302 Certifications

        We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2 to this report. We have filed with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12(a) on May 31, 2005.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedule

        A.  The following documents are filed as a part of this report:

1.	Financial Statements Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 on pages 14 to 30 of this Form 10-K.
2.	Financial Statement Schedule Schedule II – Valuation and Qualifying Accounts (Dollars in thousands)

Allowance for doubtful accounts and returns	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts (1)	Deductions from reserves (2)	Balance at end of year

Year ended December 31, 2005	$5,143	$1,021	$—	$1,408	$4,756
Year ended December 31, 2004	$5,545	$954	$71	$1,427	$5,143
Year ended December 31, 2003	$5,137	$1,561	$—	$1,153	$5,545

(1) Includes reserves established as a result of purchase accounting.

(2) Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves, as well as the effect of foreign currency on these reserves.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Tennant Company:

        Under date of February 22, 2006, we reported on the consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2005, which are included in Item 15.A.1. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as included in Item 15.A.2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

        /s/   KPMG LLP

        Minneapolis, Minnesota

        February 22, 2006

3.	Exhibits

Item #	Description	Method of Filing

3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 1995.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
4.1	Rights Agreement, dated as of November 19, 1996, between Tennant Company and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)	Incorporated by reference to Exhibit 1 to Form 8-A dated November 26, 1996.
4.2	First Amendment, dated as of November 18, 1999, to Rights Agreement, dated as of November 19, 1996, between Tennant Company and Norwest Bank Minnesota, National Association	Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 18, 1999.
10.1	Tennant Company Amended and Restated 1992 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-59054, Form S-8 dated March 2, 1993.
10.2	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
10.3	Tennant Company Restricted Stock Plan for Nonemployee Directors (as amended and restated effective April 6, 2005)*	Filed herewith electronically.
10.4	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2003*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2002.
10.5	Form of Management Agreement and Executive Employment Agreement*	Filed herewith electronically.
10.5i	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
10.6	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10Q for the quarterly period ended June 30, 2004.
10.7	Tennant Company 1998 Management Incentive Plan, as amended*	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement No. 333-84372, Form S-8 dated March 15, 2002.
10.8	Employment Agreement with Janet Dolan dated April 5, 1999*	Incorporated by reference to Exhibit 10iii.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
10.9	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to the Company’s Registration Statement No. 333-73706, Form S-8 dated November 19, 2001.
10.10	Amendment No. 1 to Employment Agreement with Janet Dolan entered into as of September 20, 2002*	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002.
10.11	Long-Term Incentive Plan 2005*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 15, 2006.
10.12	Short-Term Incentive Plan 2005*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 15, 2006.
10.13	Long-Term Incentive Plan 2006*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2006.
10.14	Short-Term Incentive Plan 2006*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 19, 2006.
10.15	Deferred Stock Unit Plan Summary*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated January 19, 2006.
10.16	Description of compensation arrangement for H. Chris Killingstad*	Incorporated by reference to Item 10.1 of the Company’s Form 8-K dated October 4, 2005.
10.17	Retention Agreement with Anthony T. Brausen*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 26, 2005.
10.18	Performance share award agreement for H. Chris Killingstad*	Filed herewith electronically.

Item #	Description	Method of Filing

10.19	Amendments to non-employee director compensation*	Incorporated by reference to Item 1.01 of the Company’s Form 8-K dated February 14, 2006.
21.1	Subsidiaries of the Registrant	Filed herewith electronically.
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
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith electronically.
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed herewith electronically.
32	Section 1350 Certifications	Filed herewith electronically.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

CROSS REFERENCE

Form 10-K	Referenced	Location

Part III, Item 10 – Directors and Executive Officers of the Registrant	2006 Proxy Statement a. Directors and Audit Committee b. Section 16 compliance	*Pages 4 to 6 *Page 19
Part III, Item 11 – Executive Compensation	2006 Proxy Statement	*Pages 10 to 16
Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	2006 Proxy Statement a. Beneficial Ownership Table b. Equity Compensation Plan Table	*Pages 2 to 3 *Page 16
Part III, Item 14 – Principal Accountant Fees and Services	2006 Proxy Statement	*Page 9

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY

By	/s/ H. Chris Killingstad	By	/s/ James T. Hale

	H. Chris Killingstad President, CEO and Board of Directors		James T. Hale Board of Directors
Date	March 2, 2006	Date	March 2, 2006

By	/s/ Patrick J. O’Neill	By	/s/ Pamela K. Knous

	Patrick J. O’Neill Treasurer (Principal Financial Officer)		Pamela K. Knous Board of Directors
Date	March 2, 2006	Date	March 2, 2006

By	/s/ Gregory M. Siedschlag	By	/s/ Steven A. Sonnenberg

	Gregory M. Siedschlag Corporate Controller (Principal Accounting Officer)		Steven A. Sonnenberg Board of Directors
Date	March 2, 2006	Date	March 2, 2006

By	/s/ Frank L. Sims	By	/s/ Edwin L. Russell

	Frank L. Sims Board of Directors		Edwin L. Russell Board of Directors
Date	March 2, 2006	Date	March 2, 2006

By	/s/ Jeffrey A. Balagna	By	/s/ Stephen G. Shank

	Jeffrey A. Balagna Board of Directors		Stephen G. Shank Board of Directors
Date	March 2, 2006	Date	March 2, 2006