Form 10-Q
period 2006-03-31
TENNANT CO
filed 2006-05-08
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2006

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The number of shares outstanding of Registrant’s common stock, par value $.375 on April 28, 2006 was 9,278,858.

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31

	2006	2005

Net sales	$135,462	$125,958
Cost of sales	78,662	71,971

Gross profit	56,800	53,987

Operating expense:
Research and development expenses	4,982	4,462
Selling and administrative expenses	45,099	43,445

Total operating expenses	50,081	47,907

Profit from operations	6,719	6,080
Interest income, net	451	153
Other income (expense), net	33	(425)

Profit before income taxes	7,203	5,808
Income tax expense	2,766	2,265

Net earnings	$4,437	$3,543

Per share:

Basic earnings	$0.48	$0.39
Diluted earnings	$0.47	$0.39
Dividends	$0.22	$0.22

Weighted average number of shares:

Basic	9,214	9,013
Diluted	9,435	9,129

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2006	December 31, 2005

ASSETS

Cash and cash equivalents	$38,954	$41,287
Receivables, less allowances of $4,245 and $4,756, respectively	95,531	105,917
Inventories	53,576	52,666
Prepaid expenses	3,347	3,503
Deferred income taxes, current portion	7,865	8,228

Total current assets	199,273	211,601

Property, plant and equipment, net	73,454	72,588
Deferred income taxes, long-term portion	1,454	1,522
Goodwill	22,407	22,253
Intangible assets, net	1,492	1,502
Other assets	1,517	2,006

Total assets	$299,597	$311,472

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt and collateralized borrowings	$1,993	$2,232
Accounts payable, accrued expenses and deferred revenues	68,227	86,733

Total current liabilities	70,220	88,965
Long-term debt	1,960	1,608
Employee-related benefits	27,208	27,797

Total long-term liabilities	29,168	29,405

Total liabilities	99,388	118,370

SHAREHOLDERS’ EQUITY

Common stock	3,487	3,459
Additional paid-in capital	11,365	6,963
Retained earnings	191,633	189,221
Accumulated other comprehensive income (loss)	(2,536)	(2,931)
Receivable from ESOP	(3,740)	(3,610)

Total shareholders’ equity	200,209	193,102

Total liabilities and shareholders’ equity	$299,597	$311,472

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31

	2006	2005

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$4,437	$3,543

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	3,364	3,389
Deferred tax expense	443	1,253
Changes in operating assets and liabilities:
Accounts receivable	10,524	7,956
Inventories	(355)	(4,458)
Accounts payable, accrued expenses and deferred revenues	(17,322)	(8,586)
Other current/noncurrent assets and liabilities	297	(4,866)
Other, net	1,149	615

Net cash flows related to operating activities	2,537	(1,154)

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,235)	(3,706)
Sales of short-term investments	—	6,050
Proceeds from disposals of property, plant and equipment	562	534

Net cash flows related to investing activities	(3,673)	2,878

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net change of short-term borrowings	—	(13)
Payment of long-term debt	—	(5,000)
Capital lease payments	(360)	—
Tax benefit on stock plans	472	—
Proceeds from issuance of common stock	3,409	514
Purchases of common stock	(2,586)	(788)
Dividends paid	(2,041)	(1,982)

Net cash flows related to financing activities	(1,106)	(7,269)

Effect of exchange rate changes on cash and cash equivalents	(91)	44

Net decrease in cash and cash equivalents	(2,333)	(5,501)

Cash and cash equivalents at beginning of year	41,287	16,837

Cash and cash equivalents at end of period	$38,954	$11,336

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Capital expenditures funded through capital leases	$1,002	$986

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(1)	Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the condensed consolidated financial statements.

In our opinion, the accompanying unaudited, condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly our financial position as of March 31, 2006 and the results of our operations and cash flows for the three months ended March 31, 2006 and 2005. These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

(2)	Stock Split

On April 27, 2006, the Board of Directors declared a two-for-one common stock split effective July 26, 2006. As a result of the stock split, shareholders of record will receive one additional common share for every share held at the close of business on July 12, 2006. Share and per share data in these consolidated financial statements and related notes have not been adjusted to reflect the future stock split.

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(3)	Inventories

Inventories are valued at the lower of cost or market. Inventories at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005

Inventories carried at LIFO:
Finished goods	$18,570	$17,642
Raw materials, production parts and work-in-process	36,200	35,539
LIFO reserve	(24,827)	(24,060)

Total LIFO inventories	29,943	29,121

Inventories carried at FIFO:
Finished goods	5,262	5,259
Raw materials, production parts and work-in-process	18,371	18,286

Total FIFO inventories	23,633	23,545

Total inventories	$53,576	$52,666

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(4)	Supplemental Cash Flow Information

Income taxes paid during the three months ended March 31, 2006 and 2005 were $734 and $515, respectively. Interest costs paid during the three months ended March 31, 2006 and 2005 were $162 and $213, respectively.

(5)	Comprehensive Income

We report accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Comprehensive income is comprised of the net earnings and other comprehensive income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments. The reconciliations of net earnings to comprehensive income are as follows:

	Three Months Ended March 31

	2006	2005

Net earnings	$4,437	$3,543
Foreign currency translation adjustments	395	(838)

Comprehensive income (loss)	$4,832	$2,705

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(6)	Earnings Per Share Computation
	Three Months Ended March 31

	2006	2005

Weighted average shares outstanding – Basic	9,214	9,013
Dilutive share equivalents	221	116

Weighted average shares outstanding – Diluted	9,435	9,129

Net earnings	$4,437	$3,543

Earnings per share – Basic	$0.48	$0.39

Earnings per share – Diluted	$0.47	$0.39

Antidilutive securities excluded from dilutive earnings per share calculation	31	406

(7)	Segment Reporting

We operate in one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. Our products are sold in North America, Europe, and other international markets including the Middle East, Asia, Japan, Latin America and Australia. The following table sets forth net sales by geographic area (net of intercompany sales):

	Three Months Ended March 31

	2006	2005

North America	$90,015	$82,736
Europe	32,320	30,761
Other International	13,127	12,461

Total	$135,462	$125,958

(8)	Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

	Goodwill	Other Intangibles

Balance, December 31, 2005	$22,253	$1,502
Amortization expense	—	(44)
Foreign currency fluctuations	154	34

Balance, March 31, 2006	$22,407	$1,492

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(9)	Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment–Revised 2004” (“SFAS No. 123(R)”), using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after January 1, 2006. Compensation costs for unvested stock options and awards that are outstanding as of the adoption date are being recognized, beginning January 1, 2006, over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As of March 31, 2006, we had six plans under which stock-based compensation grants are provided annually, which are described in Note 13 of the 2005 Annual Report. A maximum of 2,350,000 shares can be awarded under these plans; 322,922 shares were available for award under current and future equity compensation plans as of March 31, 2006.

Stock Option and Stock Appreciation Right Awards

We determined the fair value of our option awards using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value the options granted during the first quarter of 2006:

2006

Expected life in years	5
Risk-free interest rate	4.7%
Expected volatility	24.1%
Expected dividend yield	2.1%
Weighted-average fair value	$11.55

No options were granted during the three months ended March 31, 2005.

The expected life selected for options granted during the quarter represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior for similar grants. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock over a period equal to the expected life of each option grant. Dividend yield is estimated over the expected life based on our dividend policy and historical dividends paid.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1,494 and $117, respectively. New stock option awards granted during the first quarter of fiscal 2006 vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Reload options granted during the first quarter of 2006 vested immediately and have a term equal to the remaining life of the initial grant. Compensation expense is fully recognized for reload options as of the reload date.

At March 31, 2006, the aggregate intrinsic value of shares outstanding and exercisable was $12,185 and $11,311, respectively.

In addition to stock options, we also grant cash settled stock appreciation rights to employees in certain foreign locations. Total outstanding stock appreciation rights as of March 31, 2006 were 9,151. No new stock appreciation rights were granted during the first quarter of 2006.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Compensation expense related to stock options and stock appreciation rights was $270 for the three-month period ended March 31, 2006. As of March 31, 2006, there was unrecognized compensation cost for non-vested options and rights of $1,045 of which $618 is expected to be recognized during the remainder of 2006 and the remaining $427 during 2007 and 2008.

The following table summarizes activity related to stock options and stock appreciation rights under our employee and non-employee director equity compensation plans during the three months ended March 31, 2006:

	Outstanding	Weighted- Average Exercise Price

Outstanding at December 31, 2005	1,025,900	$38.29
Granted	8,000	50.68
Exercised	(96,300)	36.70
Forfeited	(11,600)	39.39
Expired	(2,400)	37.96

Outstanding at March 31, 2006	923,600	$38.55

Exercisable at March 31, 2006	816,500	$37.89

The following table summarizes information concerning outstanding and exercisable options and stock appreciation rights under these plans as of March 31, 2006:

Range of Exercise Prices Between	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$20.01–25.00	2,500	0.4	$22.00	2,500	$22.00
25.01–30.00	20,900	2.4	27.72	20,900	27.72
30.01–35.00	343,400	5.2	33.05	337,600	33.06
35.01–40.00	137,300	3.3	36.11	128,900	36.08
40.01–45.00	290,900	5.7	42.64	248,000	42.82
45.01–50.00	97,300	6.4	47.65	47,300	47.61
$50.01–55.01	31,300	4.4	51.67	31,300	51.67

	923,600	5.1	$38.55	816,500	$37.89

TENNANT COMPANY
Quarterly Report – Form 10-Q

Restricted Share Awards

The following table summarizes the activity during the three months ended March 31, 2006 for unvested restricted share awards which contain vesting provisions:

	Unvested Shares	Weighted- Average Grant Date Fair Value

Non-vested at December 31, 2005	9,717	$39.35
Granted	25,245	51.49
Vested	(435)	38.08
Forfeited	(450)	41.40

Non-vested at March 31, 2006	34,077	$44.03

Restricted share awards typically have a two- or three-year vesting period from the effective date of grant. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $17 and $326, respectively. Compensation expense related to restricted stock was $150 and $117 for the three-month periods ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $1,040 of total unrecognized compensation cost related to non-vested shares, of which $529 is expected to be recognized during the remainder of 2006, and the remaining $511 during 2007 and 2008.

Performance Share Awards

We also grant performance share awards to key employees as a part of our management compensation program. These awards are earned based upon achievement of certain financial performance targets. We determine the fair value of these awards as of the date of grant and recognize the expense over a three-year performance period. The compensation expense for these awards was $311 and $122 for the three-months ended March 31, 2006 and 2005, respectively.

During November 2005, we also granted a performance share award, which vests and is earned upon achieving certain total shareholder return targets over a five-year performance period. The maximum number of shares of common stock issuable upon payout of the award is 20,000. Compensation cost is based on the fair value of this award as of the date of grant and recognized over the derived requisite service period of three years. Compensation expense related to this award was $35 for the three-month period ended March 31, 2006. As of March 31, 2006, there was $378 of total unrecognized compensation cost related to this award, of which $106 is expected to be recognized during the remainder of 2006, and the remaining $272 during 2007 and 2008.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” As we adopted SFAS No. 123(R) using the modified prospective approach, prior period net earnings and basic and diluted earnings per share have not been restated. The pro forma effects of recognizing the estimated fair value of stock-based compensation as previously calculated under SFAS No. 123 for the three months ended March 31, 2005 are summarized below:

Three Months Ended March 31 2005

Net earnings – as reported	$3,543
Add: Stock-based compensation cost determined under intrinsic value method included in net earnings, net of related tax effects	84
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(325)

Net earnings – pro forma	$3,302

Earnings per share:
Basic – as reported	$0.39
Basic – pro forma	$0.37
Diluted – as reported	$0.39
Diluted – pro forma	$0.36

As of March 31, 2006, we had $1,468 in total share-based liabilities recorded on our balance sheet. During the three-month period ended March 31, 2006, we paid out $1,739 related to 2005 share-based liability awards.

(10)	Guarantees

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines generally range from one to four years. The changes in warranty reserve balances for the three months ended March 31, 2006 and 2005 were as follows:

	March 31, 2006	March 31, 2005

Beginning balance	$6,146	$6,180
Additions charged to expense	1,839	2,114
Change in estimate	180	—
Foreign currency fluctuations	21	(24)
Claims paid	(1,907)	(1,813)

Ending balance	$6,279	$6,457

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $10.7 million, of which we have guaranteed $8.2 million. As of March 31, 2006, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $0.7 million for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(11)	Retirement Benefit Plans

As of March 31, 2006, we had four defined benefit retirement plans and a postretirement medical plan, which are described in Note 9 of the 2005 Annual Report on Form 10-K.

We have contributed $59 and $229 during the first quarter of 2006 to our pension benefit plans and to our postretirement medical benefit plan, respectively. We expect to contribute approximately $300 and $1,000 to our pension benefit plans and to our postretirement medical benefit plan in 2006, respectively.

The components of the net periodic cost for the three months ended March 31, 2006 and 2005 were as follows:

	Pension Benefits		Postretirement Medical Benefits

	2006	2005	2006	2005

Service cost	$275	$301	$49	$50
Interest cost	558	525	209	209
Expected return on plan assets	(739)	(733)	—	—
Recognized actuarial (gain) loss	19	(44)	51	41
Amortization of transition obligation	(6)	(6)	—	—
Amortization of prior service cost	142	143	(130)	(131)

Net periodic cost	$249	$186	$179	$169

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing of solutions that help create a cleaner, safer world. We provide equipment, parts and consumables and floor coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are primarily located in North America, Europe and other international markets including the Middle East, Asia, Japan, Latin America and Australia. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative solutions.

Net earnings for the first quarter of 2006 were up 25.2% to $4.4 million, or $0.47 per diluted share. Net earnings were impacted by:

•	Growth in net sales of 7.5%.
•	A decline in gross profit margins of 1.0 percentage point.
•	A 1.2 percentage point improvement in selling and administrative expenses as a percentage of net sales.

During the first quarter of 2006, we adopted Financial Accounting Standards Board Statement No. 123 (Revised 2004), “Share-Based Payment”(“SFAS No. 123(R)”). SFAS No. 123(R) requires compensation costs relating to share-based payment transactions, including employee stock options, be recognized in the financial statements. We applied the modified prospective approach to transition in our adoption of this standard. The modified prospective approach uses the fair value-based accounting method for all employee awards granted, modified, or settled after the adoption date. Compensation cost related to the nonvested portion of awards outstanding as of the adoption date is based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123. As a result of the adoption of SFAS No. 123(R), selling and administrative expenses for the three months ended March 31, 2006 included $0.3 million of expense related to stock options.

Historical Results

The following compares the historical results of operations for the three-month periods ended March 31, 2006 and 2005 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended March 31

	2006	%	2005	%

Net sales	$135,462	100.0	$125,958	100.0
Cost of sales	78,662	58.1	71,971	57.1

Gross profit	56,800	41.9	53,987	42.9
Research and development expenses	4,982	3.7	4,462	3.5
Selling and administrative expenses	45,099	33.3	43,445	34.5

Profit from operations	6,719	5.0	6,080	4.8
Other income (expense), net	484	0.4	(272)	0.2

Profit before income taxes	7,203	5.3	5,808	4.6
Income tax expense	2,766	2.0	2,265	1.8

Net earnings	$4,437	3.3	$3,543	2.8

Earnings per diluted share	$0.47		$0.39

TENNANT COMPANY
Quarterly Report – Form 10-Q

Net Sales

Consolidated net sales of $135.5 million for the first quarter of 2006 increased 7.5% compared to first quarter 2005 sales of $126.0 million. The growth in net sales for the quarter was primarily driven by volume growth and price increases in all geographies. Direct foreign currency exchange fluctuations decreased net sales by approximately 2% in the 2006 first quarter.

The following table sets forth the net sales by geographic area for the three-month periods ended March 31, 2006 and 2005 and the percentage change from the prior year (dollars in thousands):

	2006	2005	%

North America	$90,015	$82,736	8.8
Europe	32,320	30,761	5.1
Other International	13,127	12,461	5.3

Total	$135,462	$125,958	7.5

North America

North American sales for the first quarter of 2006 increased 8.8% to $90.0 million compared with $82.7 million reported in 2005. Growth in sales was driven by increases in all product categories. The growth in equipment sales was primarily driven by volume, partially due to expanded market coverage, as well as price increases. Growth in service, parts and consumables also contributed to the increase, driven by organic growth.

Europe

In Europe, net sales for the first quarter of 2006 increased 5.1% to $32.3 million versus the comparable 2005 period. The increase in net sales was primarily driven by growth in equipment sales as a result continued success selling products introduced in 2004 and 2005, increased demand in certain geographic markets and price increases. Growth in service, due to expanded market coverage, also contributed to the increase. Negative direct foreign currency translation effects decreased European net sales by approximately 9% in the 2006 first quarter.

Other International

In Other International markets, net sales for the first quarter of 2006 totaled $13.1 million, up 5.3% from the first quarter of 2005. Overall growth in net sales was primarily driven by increased sales in certain markets, partially due to expanded market coverage in these areas, as well as price increases in certain markets. Negative direct foreign currency translation exchange effects decreased sales in Other International markets by approximately 4% in the 2006 first quarter.

Gross Profit

Gross profit margin was 41.9% for the first quarter of 2006 compared with 42.9% reported in 2005. Gross profit margins in the first quarter of 2006 were unfavorably impacted by the effects of foreign currency translation and the mix of products sold during the respective periods. Higher material and transportation costs were more than offset by the benefit of selling price increases between periods.

Operating Expenses

Research & Development Expenses

Research and development (R&D) expenses in the first quarter of 2006 increased 11.7% to $5.0 million from $4.5 million in 2005. R&D expenses as a percentage of net sales was 3.7% for the first quarter of 2006 compared to 3.5% in the comparable quarter last year, which is in line with our target of investing 3 to 4% of net sales annually on R&D.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Selling & Administrative Expenses

Selling and administrative (S&A) expenses in the first quarter of 2006 increased 3.8% to $45.1 million from $43.4 million in 2005. The increase in S&A expenses is due in part to an increase in performance-based incentive compensation expense, including the recognition of stock option expense associated with the adoption of SFAS No. 123(R) as previously discussed. General inflationary cost increases such as salary increases and higher fuel costs for sales and service fleet vehicles as well as increased costs associated with expanded sales and service market coverage also contributed to the increase. Partially offsetting these increases was a favorable direct foreign currency exchange impact on this category.

S&A expenses as a percentage of net sales was 33.3% for the first quarter of 2006, down from 34.5% in the comparable quarter last year. The decrease as a percentage of net sales is primarily due to increased sales leverage, partially offset by the cost increases discussed above.

Other Income (Expense), Net

Other income (expense), net was $0.5 million in the first quarter of 2006 compared to $(0.3) million in 2005. An increase in interest income as a result of the higher levels of cash and cash equivalents during the period was the primary source of other income, net in the first quarter of 2006. During the first quarter of 2005, other expense, net included a $0.4 million discretionary contribution to Tennant’s charitable foundation.

Income Taxes

The effective tax rates for the first quarter were 38.4% for 2006 and 39.0% for 2005. The decrease in the effective tax rate between quarters is primarily related to the mix in expected full-year taxable earnings by country.

Our effective tax rate for the full year is subject to change and may be impacted by changes to our forecasts of operating profit in total or by taxing jurisdiction, or to changes in the tax laws and regulations.

Liquidity and Capital Resources

The debt-to-total-capitalization ratio was 1.9% at March 31, 2006 versus 2.0% at December 31, 2005. Cash, cash equivalents and short-term investments totaled $39.0 million at March 31, 2006, compared to $41.3 million at December 31, 2005. We believe that the combination of cash, internally generated funds and available financing sources are more than sufficient to meet our cash requirements for the next year.

TENNANT COMPANY
Quarterly Report – Form 10-Q

OPERATING ACTIVITIES — Operating activities provided $2.5 million of cash during the three months ended March 31, 2006. Cash provided by operating activities for the three months ended March 31, 2006 was driven primarily by strong net earnings and a decrease in accounts receivable offset by a decrease in accounts payable, accrued expenses and deferred revenues. The decrease in accounts receivable is primarily due to the seasonality of sales volumes. The decrease in accounts payable, accrued expenses and deferred revenues was primarily a result of payments of 2005 performance awards, annual rebates, incentives and profit sharing as well as timing of accounts payable payments.

In the comparable 2005 period, operating activities used $1.2 million of cash. Cash used in operating activities for the three months ended March 31, 2005 was primarily due to decreases in accounts payable, accrued expenses and deferred revenue, increases in inventory levels and decreases in other current/noncurrent assets and liabilities. The decrease in accounts payable, accrued expenses and deferred revenue was a result of payments of annual rebates, incentives and profit-sharing and accrued severance as well as timing of accounts payable payments. Inventory level increases were due to a build-up of inventory to replenish certain inventories to normal levels due to the seasonality of sales volumes and to support new products launched during the latter part of 2004. The decrease in other current/noncurrent assets and liabilities is primarily a result of a payment of deferred compensation. Partially offsetting these uses of cash was a decrease in receivables due to seasonality of sales volumes.

Management evaluates how effectively we utilize two of our key operating assets, receivables and inventories, using Accounts Receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics are as follows (in days):

	March 31, 2006	December 31, 2005	March 31, 2005

DSO	61	61	61
DIOH	90	82	103

During the first quarter of 2006, DIOH improved 13 days compared to the same period last year, primarily due to our continued focus on lean principles including inventory reduction initiatives. In addition, inventory levels at the end of March 2005 were higher due to a build up of inventory during the first quarter of 2005 as previously discussed. In comparison to December 31, 2005, DIOH increased 8 days as a result of replenishing certain inventories to normal levels due to seasonality of sales volumes.

INVESTING ACTIVITIES — Capital expenditures were $4.2 million during the first three months of 2006 compared to $3.7 million in the same period of 2005. We currently anticipate full-year capital spending to be in the range of $23 to $28 million.

FINANCING ACTIVITIES — Net cash used by financing activities was $1.1 million during the first three months of 2006 and $7.3 million in the comparable 2005 period. During the first three months of 2006, significant uses of cash included repurchases of common stock under our share repurchase program and payments of dividends. Proceeds from issuance of common stock of $3.4 million driven by employee stock options exercises generated a significant source of cash in the 2006 first quarter. During the first three months of 2005, significant uses of cash included a $5.0 million scheduled debt repayment as well as $2.0 million in dividend payments.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Quantitative and Qualitative Disclosures About Market Risk and Other Matters

Foreign Currency Risk

Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposure is with the Euro, the Canadian dollar, the Australian dollar, the British pound, the Chinese yuan and the Japanese yen against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between Tennant operations in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has a indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations. We could experience favorable or unfavorable foreign exchange effects for the remainder of 2006, compared with prior year results.

Because our products are currently manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities.

Commodity Risk

We are subject to exposures resulting from potential cost increases related to our purchases of raw materials or other product components. We do not use derivative commodity instruments to manage our exposures to changes in commodity prices such as steel, oil, gas, and other commodities.

Various factors beyond our control affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, domestic and foreign governmental regulation, weather-related factors and the overall economic environment. We purchase petroleum-related component parts for use in our manufacturing operations. In addition, our freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. If the price of oil and gas continue to increase, our results could be unfavorably impacted in 2006.

We seek to mitigate the risk of future raw material or other product component increases through product pricing and negotiations with our vendors. The success of these efforts depends upon our ability to increase our selling prices in a competitive market. If the commodity prices remain at their current levels or continue to increase, our results may be unfavorably impacted in 2006.

Other Matters

Management regularly reviews our business operations with the objective of improving financial performance and maximizing our return on investment. As a result of this ongoing process to improve financial performance, we may incur restructuring charges in the future which, if taken, could be material to our financial results.

Additional information on market risk is included in the Management’s Discussion and Analysis section of our Form 10-K filing for the year ended December 31, 2005.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include the:

•	Potential for soft markets in certain regions, including North America, Asia, Latin America and Europe.
•	Geo-political and economic uncertainty throughout the world.
•	Changes in laws, including changes in accounting standards and taxation changes, such as the effects of the American Jobs Creation Act of 2004 and the adoption of FAS 123(R), including the timing and method of stock option exercises.
•	Inflationary pressures.
•	Potential for increased competition in our business.
•	Relative strength of the U.S. dollar, which affects the cost of our products sold internationally.
•	Fluctuations in the cost or availability of raw materials.
•	Success and timing of new products.
•	Ability to achieve projections of future financial and operating results.
•	Ability to transition management smoothly into new senior leadership roles.
•	Successful integration of acquisitions.
•	Ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.
•	Ability to achieve anticipated global sourcing cost-reductions.
•	Unforeseen product quality problems.
•	Ability to acquire, retain and protect proprietary intellectual property rights.
•	Effects of litigation, including threatened or pending litigation.
•	Price and timing of the sale of our Maple Grove, Minnesota manufacturing facility.
•	Ability to benefit from production reallocation plans, including benefits from our expansion into China.
•	Plans for growth.

We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. For additional information about factors that could materially affect Tennant’s results, please see our other Securities and Exchange Commission filings, including the “Risk Factors” section of our 10-K for the year ended December 31, 2005.

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

PART II – OTHER INFORMATION

ITEM 1A – Risk Factors

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2005.

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

For the Quarter Ended 3/31/2006	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased

January 1 – 31, 2006	729	$53.84	—	342,208
February 1 – 28, 2006	16,021	47.21	15,921	326,287
March 1 – 31, 2006	41,878	46.12	40,000	286,287

Total	58,628	$49.06	55,921	286,287

(1)    Includes 2,707 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options or restricted stock under employee compensation plans.

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 6 – Exhibits

Exhibits

Item #	Description	Method of Filing

3i	Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
3ii	By-Laws	Incorporated by reference to Exhibit 3ii to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.1	Form of Management Agreement and Executive Employment Agreement	Incorporated by reference to Exhibit 5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10.2	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
10.3	Long-Term Incentive Plan 2006	Incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 19, 2006.
10.4	Short-Term Incentive Plan 2006	Incorporated by reference to Exhibit 10.2 to our Form 8-K dated January 19, 2006.
10.5	Awards under Long-Term Incentive Plan 2006 and Short-Term Incentive Plan 2006	Incorporated by reference to Item 1.01 of our Form 8-K dated February 14, 2006.
10.6	Amendments to non-employee director compensation	Incorporated by reference to Item 1.01 of our Form 8-K dated February 14, 2006.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32	Section 1350 Certifications	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	May 8, 2006	/s/ H. Chris Killingstad

H. Chris Killingstad President and Chief Executive Officer

Date:	May 8, 2006	/s/ Thomas Paulson

Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)