Form 10-Q
period 2006-06-30
TENNANT CO
filed 2006-08-08
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006
OR
[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ________ to________

Commission File No. 1-16191

TENNANT COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	410572550
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota 55440
(Address of Principal Executive Offices, Including Zip Code)

763-540-1200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The number of shares outstanding of Registrant’s common stock, par value $.375 on July 28, 2006, was 18,606,441.

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Net sales	$150,965	$137,119	$286,427	$263,077
Cost of sales	85,167	78,672	163,829	150,644

Gross profit	65,798	58,447	122,598	112,433

Operating expenses:
Research and development	5,648	4,507	10,630	8,969
Selling and administrative	47,553	43,151	92,652	86,596

Total operating expenses	53,201	47,658	103,282	95,565

Profit from operations	12,597	10,789	19,316	16,868
Interest income, net	720	263	1,170	416
Other income (expense), net	102	(262)	135	(686)

Profit before income taxes	13,419	10,790	20,621	16,598
Income tax expense	4,266	4,092	7,032	6,357

Net earnings	$9,153	$6,698	$13,589	$10,241

Per share:

Basic earnings	$0.49	$0.37	$0.73	$0.57
Diluted earnings	$0.48	$0.37	$0.72	$0.56
Dividends	$0.11	$0.11	$0.22	$0.22

Weighted average number of shares:

Basic	18,496	17,983	18,499	18,004
Diluted	18,920	18,143	18,939	18,201

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2006	December 31, 2005

ASSETS

Cash and cash equivalents	$42,434	$41,287
Receivables, less allowances of $4,828 and $4,756, respectively	106,915	105,917
Inventories	55,658	52,666
Prepaid expenses	2,947	3,503
Deferred income taxes, current portion	8,143	8,228

Total current assets	216,097	211,601

Property, plant and equipment	230,248	221,620
Accumulated depreciation	155,395	149,032

Property, plant and equipment, net	74,853	72,588

Deferred income taxes, long-term portion	2,085	1,522
Goodwill	22,981	22,253
Other intangibles, net	1,529	1,502
Other assets	1,518	2,006

Total assets	$319,063	$311,472

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt and collateralized borrowings	$2,288	$2,232
Accounts payable, accrued expenses and deferred revenues	75,876	86,733

Total current liabilities	78,164	88,965

Long-term debt	2,138	1,608
Employee-related benefits	27,877	27,797

Total long-term liabilities	30,015	29,405

Total liabilities	108,179	118,370

SHAREHOLDERS’ EQUITY

Common stock	6,987	3,459
Additional paid-in capital	10,216	6,963
Retained earnings	198,756	189,221
Accumulated other comprehensive income (loss)	(1,206)	(2,931)
Receivable from ESOP	(3,869)	(3,610)

Total shareholders’ equity	210,884	193,102

Total liabilities and shareholders’ equity	$319,063	$311,472

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30

	2006	2005

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$13,589	$10,241

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	6,767	6,646
Deferred tax expense	(439)	1,369
Stock-based compensation expense	1,970	633
Provision for bad debt and returns	463	499
Changes in operating assets and liabilities:
Accounts receivable	(1,531)	8,477
Inventories	(1,126)	(3,266)
Accounts payable, accrued expenses and deferred revenues	(10,489)	(2,150)
Other current/noncurrent assets and liabilities	1,264	(3,885)
Other, net	1,468	298

Net cash flows related to operating activities	11,936	18,862

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,708)	(8,285)
Sales of short-term investments	—	6,050
Proceeds from disposals of property, plant and equipment	453	1,062

Net cash flows related to investing activities	(8,255)	(1,173)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Net change in short-term borrowings	—	(514)
Payment of long-term debt	—	(5,000)
Capital lease payments	(915)	—
Tax benefit on stock plans	659	—
Proceeds from issuance of common stock	4,407	727
Purchases of common stock	(2,586)	(3,222)
Dividends paid	(4,085)	(3,951)

Net cash flows related to financing activities	(2,520)	(11,960)

Effect of exchange rate changes on cash and cash equivalents	(14)	(269)

Net increase in cash and cash equivalents	1,147	5,460

Cash and cash equivalents at beginning of year	41,287	16,837

Cash and cash equivalents at end of period	$42,434	$22,297

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital expenditures funded through capital leases	$1,867	$1,552
Collateralized borrowings incurred for operating lease equipment	$75	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(1)	Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the condensed consolidated financial statements.

In our opinion, the accompanying unaudited, condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly our financial position as of June 30, 2006, the results of our operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements are effective for fiscal years beginning after December 15, 2006. Although we are still evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements, we do not believe it will have a material impact.

(2)	Stock Split

On April 26, 2006, the Board of Directors declared a two-for-one common stock split effective July 26, 2006. As a result of the stock split, shareholders of record received one additional common share for every share held at the close of business on July 12, 2006. Share and per share data in these consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split. In connection with the stock split, we amended our articles of incorporation to increase the number of authorized shares of common stock to 60,000.

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(3)	Inventories

Inventories are valued at the lower of cost or market. Inventories at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005

Inventories carried at LIFO:
Finished goods	$19,415	$17,642
Raw materials, production parts and work-in-process	36,410	35,539
LIFO reserve	(24,827)	(24,060)

Total LIFO inventories	30,998	29,121

Inventories carried at FIFO:
Finished goods	5,801	5,259
Raw materials, production parts and work-in-process	18,859	18,286

Total FIFO inventories	24,660	23,545

Total inventories	$55,658	$52,666

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(4)	Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2006 and 2005 were $6,146 and $2,201, respectively. Interest costs paid during the six months ended June 30, 2006 and 2005 were $124 and $376, respectively.

(5)	Accumulated Other Comprehensive Income (Loss)

We report accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet. Comprehensive income (loss) is comprised of the net earnings and other comprehensive income (loss). For the three and six months ended June 30, 2006 and 2005, other comprehensive income (loss) consists of foreign currency translation adjustments. The reconciliations of net earnings to comprehensive income (loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Net earnings	$9,153	$6,698	$13,589	$10,241
Foreign currency translation adjustments	1,330	(1,395)	1,725	(2,232)

Comprehensive income (loss)	$10,483	$5,303	$15,314	$8,009

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(6)	Earnings Per Share Computation
	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Weighted average shares outstanding – Basic	18,496	17,983	18,499	18,004
Dilutive share equivalents	424	160	440	197

Weighted average shares outstanding – Diluted	18,920	18,143	18,939	18,201

Net earnings	$9,153	$6,698	$13,589	$10,241

Earnings per share – Basic	$0.49	$0.37	$0.73	$0.57

Earnings per share – Diluted	$0.48	$0.37	$0.72	$0.56

Antidilutive securities excluded from diluted earnings per share calculation	77	862	76	840

(7)	Segment Reporting

We operate in one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. Our products are sold in North America, Europe, and other international markets including the Middle East, Asia, Japan, Latin America and Australia. The following table sets forth net sales by geographic area (net of intercompany sales):

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

North America	$101,096	$92,527	$191,111	$175,262
Europe	35,076	30,688	67,396	61,450
Other International	14,793	13,904	27,920	26,365

Total	$150,965	$137,119	$286,427	$263,077

(8)	Goodwill and Intangible Assets

The following table summarizes the activity during the six months ended June 30, 2006 for goodwill and other intangible assets:

	Goodwill	Other Intangibles

Balance, December 31, 2005	$22,253	$1,502
Amortization expense	—	(90)
Foreign currency fluctuations	728	117

Balance, June 30, 2006	$22,981	$1,529

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(9)	Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment–Revised 2004” (“SFAS No. 123(R)”), using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after January 1, 2006. Compensation costs for unvested stock options and awards that were outstanding as of the adoption date are being recognized, beginning January 1, 2006, over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As of June 30, 2006, we had six plans which are described in Note 13 of the 2005 Annual Report on Form 10-K. The 1999 Directors’ Restricted Plan, 1997 Directors’ Option Plan and 1999 Stock Incentive Plan currently allow for stock-based compensation grants as of June 30, 2006. A maximum of 4,700 shares can be awarded under these plans; 608 shares were available for issuance under current and future equity compensation awards as of June 30, 2006.

Stock Option and Stock Appreciation Right Awards

We determined the fair value of our stock option awards using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value the stock options granted during the six months ended June 2006 and 2005:

	2006	2005

Expected life in years	7	7
Risk-free interest rate	4.9%	3.9%
Expected volatility	26.9%	25.9%
Expected dividend yield	2.0%	2.2%
Weighted-average fair value	$7.87	$5.51

Stock options were granted for 29 and 12 shares during the six months ended June 30, 2006 and 2005, respectively.

The expected life selected for stock options granted during the six month period represents the period of time that the stock options are expected to be outstanding based on historical data of stock option holder exercise and termination behavior for similar grants. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock over a period equal to the expected life of each stock option grant. Dividend yield is estimated over the expected life based on our dividend policy and historical dividends paid.

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $1,889 and $151, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2006 and 2005 was $988 and $2,045, respectively. At June 30, 2006, the aggregate intrinsic value of shares outstanding and exercisable was $9,201 and $8,753, respectively.

Employee stock option awards prior to 2005 include a reload feature for options granted to key employees. This feature allows employees to exercise options through a stock-for-stock exercise using mature shares and employees are granted a new stock option (reload option) equal to the number of shares of common stock used to satisfy both the exercise price of the option and the tax withholding requirements. The reload options granted have an exercise price equal to the fair market value of the common stock on the grant date. Stock options granted in conjunction with reloads vest immediately and have a term equal to the remaining life of the initial grant.

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

New stock option awards granted during the first six months of 2006 vest one-third each year over a three-year period and have a ten-year contractual term. These grants do not contain a reload feature. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Compensation expense is fully recognized for reload stock options as of the reload date.

In addition to stock options, we also grant cash-settled stock appreciation rights to employees in certain foreign locations. Stock appreciation rights outstanding were 18 as of June 30, 2006 . No new stock appreciation rights were granted during the first six months of 2006.

Compensation expense related to stock options and stock appreciation rights was $480 for the six-month period ended June 30, 2006. As of June 30, 2006, there was unrecognized compensation cost for unvested options and rights of $1,003 of which $418 is expected to be recognized during the remainder of 2006 and the remaining $585 during 2007, 2008 and 2009.

The following table summarizes activity related to stock options and stock appreciation rights under our employee and non-employee director equity compensation plans during the six months ended June 30, 2006:

	Outstanding	Weighted- Average Exercise Price

Outstanding at December 31, 2005	2,053	$19.15
Granted	29	25.95
Exercised	(247)	18.38
Forfeited	(23)	19.69
Expired	(36)	18.52

Outstanding at June 30, 2006	1,776	$19.36

Exercisable at June 30, 2006	1,567	$18.94

The following table summarizes information concerning outstanding and exercisable stock options and stock appreciation rights as of June 30, 2006:

Range of Exercise Prices Between	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$10.05-12.54	5	0.2	$11.00	5	$11.00
12.55-15.04	36	2.4	13.85	36	13.85
15.05-17.54	650	5.0	16.51	650	16.51
17.55-20.04	258	3.2	18.09	246	18.07
20.05-22.54	567	5.5	21.31	483	21.40
22.55-25.04	184	6.5	23.87	84	23.91
$25.05-27.55	76	5.2	25.98	63	25.84

	1,776	5.0	$19.36	1,567	$18.94

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

Restricted Share Awards

The following table summarizes the activity during the six months ended June 30, 2006 for unvested restricted share awards:

	Unvested Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2005	19	$19.68
Granted	65	26.25
Vested	(1)	19.49
Forfeited	(2)	21.60

Unvested at June 30, 2006	81	$24.74

Restricted share awards typically have a two- or three-year vesting period from the effective date of grant. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $27 and $699, respectively. Compensation expense related to restricted stock was $353 and $200 for the six-month periods ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $1,183 of total unrecognized compensation cost related to unvested shares, of which $428 is expected to be recognized during the remainder of 2006, and the remaining $755 during 2007, 2008 and 2009.

Performance Share Awards

We also grant performance share awards to key employees as a part of our management compensation program. These awards are earned based upon achievement of certain financial performance targets. We determine the fair value of these awards as of the date of grant and recognize the expense over a three-year performance period. The compensation expense for these awards was $1,018 for the six months ended June 30, 2006.

During November 2005, we also granted a performance share award, which vests and is earned upon achieving certain total shareholder return targets over a five-year performance period. The maximum number of shares of common stock issuable upon payout of the award is 40. Compensation cost is based on the fair value of this award as of the date of grant and recognized over the derived requisite service period of three years. Compensation expense related to this award was $71 for the six-month period ended June 30, 2006. As of June 30, 2006, there was $342 of total unrecognized compensation cost related to this award, of which $71 is expected to be recognized during the remainder of 2006, and the remaining $271 during 2007 and 2008.

Share-Based Liabilities

As of June 30, 2006, we had $1,726 in total share-based liabilities recorded on our balance sheet. During the six-month period ended June 30, 2006, we paid out $1,739 related to 2005 share-based liability awards.

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” As we adopted SFAS No. 123(R) using the modified prospective approach, prior period net earnings and basic and diluted earnings per share have not been restated. The pro forma effects of recognizing the estimated fair value of stock-based compensation as previously calculated under SFAS No. 123 for the six months ended June 30, 2005 are summarized below:

	Three Months Ended June 30 2005	Six Months Ended June 30 2005

Net earnings – as reported	$6,698	$10,241
Add: Stock-based compensation cost determined under intrinsic value method included in net earnings, net of related tax effects	125	209
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(437)	(762)

Net earnings – pro forma	$6,386	$9,688

Earnings per share:
Basic – as reported	$0.37	$0.57
Basic – pro forma	$0.36	$0.54
Diluted – as reported	$0.37	$0.56
Diluted – pro forma	$0.35	$0.53

(10)	Guarantees

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines generally range from one to four years. The changes in warranty reserve balances for the six months ended June 30, 2006 and 2005 were as follows:

	June 30, 2006	June 30, 2005

Beginning balance	$6,146	$6,180
Additions charged to expense	3,804	4,164
Change in estimate	153	—
Foreign currency fluctuations	95	(87)
Claims paid	(3,961)	(3,712)

Ending balance	$6,237	$6,545

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is approximately $10,500, of which we have guaranteed approximately $8,100. As of June 30, 2006, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $718 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

(11)	Retirement Benefit Plans

As of June 30, 2006, we had four defined benefit retirement plans and a postretirement medical plan, which are described in Note 9 of the 2005 Annual Report on Form 10-K.

We have contributed $60 and $158 during the second quarter and $119 and $387 for the first six months of 2006 to our pension benefit plans and to our postretirement medical benefit plan, respectively. We expect to contribute approximately $200 and $900 to our pension benefit plans and to our postretirement medical benefit plan in 2006, respectively.

The components of the net periodic cost for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Pension Benefits:
Service cost	$235	$301	$510	$602
Interest cost	564	525	1,122	1,050
Expected return on plan assets	(738)	(733)	(1,477)	(1,466)
Recognized actuarial (gain) loss	(23)	(44)	(4)	(88)
Amortization of transition obligation	32	(6)	26	(12)
Amortization of prior service cost	141	143	283	286
Foreign currency	173	—	173	—

Net periodic cost	$384	$186	$633	$372

Postretirement Medical Benefits:
Service cost	$45	$47	$75	$95
Interest cost	234	122	383	243
Recognized actuarial (gain) loss	37	—	37	—
Amortization of prior service cost	(259)	—	(259)	—

Net periodic cost	$57	$169	$236	$338

(12)	Subsequent Events

In July 2006, we acquired Hofmans Machinefabriek, a manufacturer of outdoor cleaning equipment based in Schaijk, The Netherlands, for a purchase price of approximately $7,800 in cash, subject to certain post-closing adjustments.

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

On April 26, 2006, the Board of Directors declared a two-for-one common stock split effective July 26, 2006. As a result of the stock split, shareholders of record received one additional common share for every share held at the close of business on July 12, 2006. Share and per share data in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect the stock split.

Net earnings for the second quarter of 2006 were up 36.7% to $9.2 million, or $0.48 per diluted share, compared to the second quarter of 2005. Net earnings were impacted by:

•	Growth in net sales of 10.1%.
•	An increase in gross profit margin of 1.0 percentage point.
•	A 10.2% increase in selling and administrative (S&A) expenses.
•	An increase in interest income, net of $0.5 million.

Net earnings for the six months ended June 30, 2006 increased 32.7% to $13.6 million, or $0.72 per diluted share, compared to the same period in 2005. Net earnings were impacted by:

•	Growth in net sales of 8.9%.
•	A 7.0% increase in S&A expenses.
•	An increase in interest income, net of $0.8 million.
•	An increase in other income, net of $0.8 million.

During the first quarter of 2006, we adopted Financial Accounting Standards Board Statement No. 123 (Revised 2004), “Share-Based Payment”(“SFAS No. 123(R)”). SFAS No. 123(R) requires compensation costs relating to share-based payment transactions, including employee stock options, be recognized in the financial statements. We applied the modified prospective approach to transition in our adoption of this standard. The modified prospective approach uses the fair value-based accounting method for all employee awards granted, modified, or settled after the adoption date. Compensation cost related to the unvested portion of awards outstanding as of the adoption date is based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123. As a result of the adoption of SFAS No. 123(R), S&A expenses for the three and six months ended June 30, 2006 included an expense of $0.2 million ($0.1 million after-tax or $0.01 per diluted share) and an expense of $0.5 million ($0.3 million after-tax or $0.02 per diluted share), respectively, related to stock options.

TENNANT COMPANY
Quarterly Report – Form 10-Q

During the fourth quarter of 2005, we launched initiatives to establish a manufacturing facility in China and rationalize our global manufacturing footprint. For the six months ended June 30, 2006, Tennant has spent approximately $1.0 million pretax, or $0.04 per diluted share, on these initiatives. We originally expected to incur $3.6 million pretax in costs associated with these initiatives, however, as of June 30, 2006, we expect to incur approximately $2.8 million pretax. The decrease is primarily due to a reduction in the expansion costs at the China manufacturing facility due to effective expense management as well as timing of certain China ramp-up expenses.

Historical Results

The following compares the historical results of operations for the three- and six-month periods ended June 30, 2006 and 2005 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended June 30				Six Months Ended June 30

	2006	%	2005	%	2006	%	2005	%

Net sales	$150,965	100.0	$137,119	100.0	$286,427	100.0	$263,077	100.0
Cost of sales	85,167	56.4	78,672	57.4	163,829	57.2	150,644	57.3

Gross profit	65,798	43.6	58,447	42.6	122,598	42.8	112,433	42.7
Research and development expenses	5,648	3.7	4,507	3.3	10,630	3.7	8,969	3.4
Selling and administrative expenses	47,553	31.5	43,151	31.5	92,652	32.3	86,596	32.9

Profit from operations	12,597	8.3	10,789	7.9	19,316	6.7	16,868	6.4
Interest income, net	720	0.5	263	0.2	1,170	0.4	416	0.2
Other income (expense), net	102	0.1	(262)	0.2	135	0.0	(686)	0.3

Profit before income taxes	13,419	8.9	10,790	7.9	20,621	7.2	16,598	6.3
Income tax expense	4,266	2.8	4,092	3.0	7,032	2.5	6,357	2.4

Net earnings	$9,153	6.1	$6,698	4.9	$13,589	4.7	$10,241	3.9

Earnings per diluted share	$0.48		$0.37		$0.72		$0.56

Net Sales

Consolidated net sales increased 10.1% to $151.0 million for the second quarter of 2006 while net sales increased 8.9% to $286.4 for the six months ended June 30, 2006. The growth in net sales was driven by volume growth and price increases in equipment; service, parts and consumables; and floor coatings in all geographic areas. Direct foreign currency exchange effects had a favorable impact on net sales of less than 1% for the second quarter of 2006. Direct foreign currency exchange effects decreased net sales by approximately 1% during the first six months of 2006.

The following table sets forth the net sales by geographic area for the three- and six-month periods ended June 30, 2006 and 2005 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended June 30			Six Months Ended June 30

	2006	2005	%	2006	2005	%

North America	$101,096	$92,527	9.3	$191,111	$175,262	9.0
Europe	35,076	30,688	14.3	67,396	61,450	9.7
Other International	14,793	13,904	6.4	27,920	26,365	5.9

Total	$150,965	$137,119	10.1	$286,427	$263,077	8.9

TENNANT COMPANY
Quarterly Report – Form 10-Q

North America

North American net sales increased 9.3% to $101.1 million for the second quarter of 2006 and increased 9.0% to $191.1 million for the six months ended June 30, 2006 compared to the same periods in 2005. The increase was driven by sales growth in all product categories as well as price increases. Growth in equipment sales was primarily attributable to volume, driven by increased demand for equipment used in industrial applications sold through our direct sales and national accounts channels. Growth in service, parts and consumables also contributed to the increase. Direct foreign currency translation effects from the strengthening Canadian dollar increased North American net sales by approximately 1% for the second quarter and the first six months of 2006 compared to the same periods in 2005.

Europe

Europe’s net sales for the three and six months ended June 30, 2006 increased 14.3% to $35.1 million and 9.7% to $67.4 million, respectively, compared to the same periods in 2005. The increase in net sales was primarily driven by growth in equipment sales due to increased demand in certain geographic markets and price increases. Growth in service, parts and consumables, due to expanded market coverage, also contributed to the increase. Direct foreign currency translation effects had a negligible impact on European net sales during the second quarter of 2006; however, it decreased European net sales by approximately 5% in the first six months of 2006.

Other International

In Other International markets, net sales for the second quarter of 2006 totaled $14.8 million, up 6.4% from the second quarter of 2005. Other International net sales were up 5.9% to $27.9 million during the first six months of 2006. Overall growth in net sales was primarily driven by increased demand in certain markets, primarily due to stronger economies and expanded market coverage in these areas, as well as price increases. Growth in service, parts and consumables also contributed to the increase in net sales. Direct foreign currency translation exchange effects decreased sales in Other International markets by approximately 2% and 3% in the second quarter and first six months of 2006, respectively.

Gross Profit

Gross profit margin was 43.6% for the second quarter of 2006 compared with 42.6% for 2005. Gross profit margin was 42.8% for the first six months of 2006 compared with 42.7% for 2005. During both the second quarter and for the first six months of 2006, higher material and transportation costs and unfavorable foreign currency exchange effects were more than offset by the benefit of selling price increases and operating efficiencies between periods. Gross profit margin for the second quarter of 2006 was also favorably impacted by the mix of products sold during the period when compared to the prior year. Gross profit margin for the second quarter of 2005 was impacted by increased reserves for slow moving and excess inventories.

Operating Expenses

Research & Development

Research and development (R&D) expenses in the second quarter of 2006 increased 25.3% to $5.6 million from $4.5 million in 2005. R&D expenses as a percentage of net sales were 3.7% for the second quarter of 2006 compared to 3.3% in the comparable quarter last year.

R&D expenses for the six months ended June 30, 2006 were $10.6 million, up 18.5% from $9.0 million in 2005. R&D expenses as a percentage of net sales were 3.7% year-to-date 2006 compared to 3.4% in the comparable period last year, which is in line with our target of investing 3-4% of net sales annually in R&D.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Selling & Administrative

Selling and administrative expenses in the second quarter of 2006 increased 10.2% to $47.6 million from $43.2 million in 2005. For the six months ended June 30, 2006, S&A expenses increased 7.0% to $92.7 million from $86.6 million in the comparable period last year. The increase in S&A expenses in both the three- and six-month periods was due in part to an increase in performance-based incentive compensation expense, including recognition of stock option expense associated with the adoption of SFAS No. 123(R) as previously discussed. Increased healthcare costs also contributed as medical claims returned to a more normalized level compared to prior periods. The remaining increase in both periods was primarily due to general inflationary increases such as salary and wage increases and higher fuel costs for sales and service fleet vehicles as well as additional costs to support our strategic initiatives, including expansion in China and increased global market coverage. Partially offsetting the increases on a year-to-date basis were favorable direct foreign currency exchange effects of $1.0 million. Direct foreign currency exchange effects had a negligible impact on the second quarter of 2006.

S&A expenses as a percentage of net sales were 31.5% for the second quarter of 2006, consistent with the comparable quarter last year. S&A expenses as a percentage of net sales for the six months ended June 30, 2006 were 32.3%, down from 32.9% in the comparable period last year. The decrease as a percentage of net sales for the six month period was primarily due to improved sales leverage, partially offset by cost increases described above.

Interest Income, Net

Interest income, net was $0.7 million in the second quarter of 2006 compared to $0.3 million in the second quarter of 2005 and $1.2 million for the six months ended June 30, 2006 compared to $0.4 million for the six months ended June 30, 2005. The increase for both the three- and six-month periods was primarily a result of higher average levels of cash and cash equivalents invested between periods.

Other Income (Expense), Net

Other income (expense), net increased $0.4 million and $0.8 million, respectively, for the three- and six- month periods ended June 30, 2006 as compared to the same periods in 2005. The increase in the three- month period was primarily due to fluctuations in foreign currency exchange rates. The first quarter of 2005 included a discretionary contribution of approximately $0.4 million to the Tennant Foundation. A similar contribution was not made during the first half of 2006.

Income Taxes

The effective tax rates for the second quarter were 31.8% for 2006 and 37.9% for 2005. The year-to-date effective tax rates were 34.1% for 2006 and 38.3% for 2005. The decrease in the effective tax rate between periods is related to state tax refunds, primarily from a state tax protective claim received during the second quarter of 2006 and the mix of expected full-year taxable earnings by country. Our effective tax rate for the full year is subject to change and may be impacted by changes to our forecasts of operating profit in total or by taxing jurisdiction, or to changes in the tax laws and regulations.

Liquidity and Capital Resources

The debt-to-total-capitalization ratio was 2.1% at June 30, 2006 versus 2.0% at December 31, 2005. Cash and cash equivalents totaled $42.4 million at June 30, 2006, compared to $41.3 million at December 31, 2005. We believe that the combination of cash, internally generated funds and available financing sources are more than sufficient to meet our cash requirements for the next year.

TENNANT COMPANY
Quarterly Report – Form 10-Q

OPERATING ACTIVITIES — Operating activities provided $11.9 million of cash during the six months ended June 30, 2006. Cash provided by operating activities was primarily driven by strong year-to-date net earnings and a reduction in accounts payable, accrued expenses and deferred revenues due to payments of 2005 performance-based incentives, annual rebates, sales incentives and profit sharing as well as timing of accounts payable payments.

In the comparable 2005 period, operating activities provided cash of $18.9 million. Cash provided by operating activities for the six months ended June 30, 2005 was primarily driven by strong net earnings and a decrease in receivables due to seasonality of sales volumes. Partially offsetting these sources of cash was an increase in inventory levels and decreases in other current/noncurrent assets and liabilities. The inventory level increases were due to a build up of inventory to support new products launched during the latter part of 2004. The decrease in other current/noncurrent assets and liabilities is primarily a result of a large, lump-sum payment of deferred compensation.

Management evaluates how effectively we utilize two of our key operating assets, receivables and inventories, using Accounts Receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics are as follows (in days):

	June 30, 2006	December 31, 2005	June 30, 2005

DSO	61	61	61
DIOH	84	82	93

INVESTING ACTIVITIES — Capital expenditures were $8.7 million in the first six months of 2006 compared to $8.3 million in the same period last year. We currently anticipate full-year capital spending to be in the range of $23 to $28 million.

FINANCING ACTIVITIES — Net cash used by financing activities was $2.5 million during the first six months 2006 and $12.0 million in the comparable 2005 period. During the first six months of 2006, the issuance of common stock driven by employee stock option exercises generated $4.4 million of cash.

During the first six months of 2005, significant uses of cash included a $5.0 million scheduled debt repayment, repurchases of common stock under our share repurchase program and payments of dividends.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements will be effective during fiscal years beginning after December 15, 2006. Although we are still evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements, we do not believe it will have a material impact.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Quantitative and Qualitative Disclosures About Market Risk and Other Matters

Foreign Currency Risk

Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposure is with the Euro, the Canadian dollar, the Australian dollar, the British pound, the Chinese yuan and the Japanese yen against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfers and purchases of goods between Tennant operations in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations. Because our products are currently manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. We could experience favorable or unfavorable foreign exchange effects for the remainder of 2006 when compared with historical results.

We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities and to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities.

Commodity Risk

We are subject to exposures resulting from potential cost increases related to our purchases of raw materials or other product components. We do not use derivative commodity instruments to manage our exposures to changes in commodity prices such as steel, oil, gas and other commodities.

Various factors beyond our control affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, domestic and foreign governmental regulation, weather-related factors and the overall economic environment. We purchase petroleum-related component parts for use in our manufacturing operations. In addition, our freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. If the price of oil and gas continue to increase our results could be unfavorably impacted.

We seek to mitigate the risk of future raw material or other product component increases through product pricing and negotiations. The success of these efforts depends upon our ability to increase our selling prices in a competitive market. If the commodity prices remain at their current levels or continue to increase, our results could be unfavorably impacted in 2006.

Other Matters

Management regularly reviews our business operations with the objective of improving financial performance and maximizing our return on investment. As a result of this ongoing process to improve financial performance, we may incur restructuring charges in the future which, if taken, could be material to our financial results.

Additional information on market risk is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2005.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:

•	Geo-political and economic uncertainty throughout the world.
•	Changes in laws and regulations, including changes in accounting standards and taxation changes, such as the effects of the American Jobs Creation Act of 2004 and the adoption of FAS 123(R), including the timing and method of stock option exercises.
•	Inflationary pressures.
•	Potential for increased competition in our business.
•	Relative strength of the U.S. dollar, which affects the cost of our products sold internationally.
•	Fluctuations in the cost or availability of raw materials and purchased components.
•	Success and timing of new products.
•	Ability to achieve projections of future financial and operating results.
•	Ability to transition management smoothly into new senior leadership roles.
•	Successful integration of acquisitions.
•	Ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.
•	Ability to achieve anticipated global sourcing cost-reductions.
•	Unforeseen product quality problems.
•	Ability to acquire, retain and protect proprietary intellectual property rights.
•	Effects of litigation, including threatened or pending litigation.
•	Price and timing of the sale of our Maple Grove, Minnesota manufacturing facility.
•	Ability to benefit from production reallocation plans, including benefits from our expansion into China.
•	Plans for growth.

We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. For additional information about factors that could materially affect Tennant’s results, please see our other Securities and Exchange Commission filings, including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 4 – Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A –Risk Factors

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2005.

ITEM 2 - Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

In November 2004, Tennant Company’s Board of Directors authorized the repurchase of 400,000 shares of our common stock under the share repurchase program approved by the Board of Directors in May 2001. These share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs. The share and per share data in this Item 2 have not been adjusted for the two-for-one stock split.

For the Quarter Ended 6/30/2006	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased

April 1 – 30, 2006	219	$49.46	—	286,287
May 1 – 31, 2006	—	—	—	286,287
June 1 – 30, 2006	82	46.75	—	286,287

Total	301	$48.11	—	286,287

(1) Includes 301 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options and restricted stock under employee stock compensation plans.

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 4 - Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 4, 2006, for the purpose of electing three directors, ratifying the appointment of KPMG LLP as our independent registered public accounting firm, approving the amended and restated 1999 stock incentive plan and transacting such other business as would properly come before the meeting. Results of shareholder voting on these matters were as follows (share data in this Item 4 has not been adjusted for the two-for-one stock split):

			For	Withhold

1. Election of three Class II directors for a three year term expiring in 2009:
Jeffrey A. Balagna			8,256,937	255,824
Edwin L. Russell			8,256,324	256,437
Steven A. Sonnenberg			7,969,397	543,364

	For	Against	Abstain	Broker Non-Vote

2. Ratify the appointment of KPMG LLP as registered independent public accounting firm of the Company.	8,238,407	226,904	47,449	–
3. To approve the amended and restated 1999 stock incentive plan.	6,376,447	1,153,617	81,628	901,067

There were 9,261,071 shares of common stock entitled to vote at the meeting and a total of 8,512,761 shares (91.92%) were represented at the meeting.

ITEM 6 - Exhibits

Exhibits

Item #	Description	Method of Filing

3i	Articles of Incorporation	Filed herewith electronically.
3ii	By-Laws	Incorporated by reference to Exhibit 3ii to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.1	Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Appendix A to our proxy statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32	Section 1350 Certifications	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY
Date:	August 8, 2006	/s/ H. Chris Killingstad

H. Chris Killingstad President and Chief Executive Officer

Date:	August 8, 2006	/s/ Thomas Paulson

Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)