Form 10-Q
period 2006-09-30
TENNANT CO
filed 2006-11-06
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006
OR
☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ________ to________

Commission File No. 1-16191

TENNANT COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	410572550
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of Registrant’s common stock, par value $.375 on October 26, 2006, was 18,724,438.

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Net sales	$145,690	$137,820	$432,117	$400,897
Cost of sales	85,073	78,706	248,902	229,349

Gross profit	60,617	59,114	183,215	171,548

Operating expenses:
Research and development	5,536	4,937	16,166	13,906
Selling and administrative	45,212	45,576	137,864	132,172

Total operating expenses	50,748	50,513	154,030	146,078

Profit from operations	9,869	8,601	29,185	25,470
Interest income, net	251	364	1,421	779
Net foreign currency transaction gains	396	161	560	216
ESOP income	636	107	895	291
Other expense, net	(55)	(330)	(343)	(1,255)

Profit before income taxes	11,097	8,903	31,718	25,501
Income tax expense	3,175	2,643	10,206	9,000

Net earnings	$7,922	$6,260	$21,512	$16,501

Per share:

Basic earnings	$0.43	$0.35	$1.16	$0.92
Diluted earnings	$0.42	$0.35	$1.14	$0.91
Dividends	$0.12	$0.11	$0.34	$0.33

Weighted average number of shares:

Basic	18,579	17,942	18,526	17,983
Diluted	18,977	18,146	18,942	18,180

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2006	December 31, 2005

ASSETS

Cash and cash equivalents	$35,068	$41,287
Short-term investments	10,000	—
Receivables, less allowances of $4,777 and $4,756, respectively	101,239	105,917
Inventories	61,420	52,666
Prepaid expenses	3,632	3,503
Deferred income taxes, current portion	8,327	8,228

Total current assets	219,686	211,601

Property, plant and equipment	233,875	221,620
Accumulated depreciation	(157,966)	(149,032)

Property, plant and equipment, net	75,909	72,588

Deferred income taxes, long-term portion	2,153	1,522
Goodwill	25,738	22,253
Other intangibles, net	4,704	1,502
Other assets	1,319	2,006

Total assets	$329,509	$311,472

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt	$2,313	$2,232
Accounts payable	27,575	28,613
Employee compensation and benefits	24,368	31,501
Income taxes payable	2,656	3,172
Other current liabilities	23,060	23,447

Total current liabilities	79,972	88,965

Long-term debt	1,852	1,608
Employee-related benefits	27,571	27,797
Deferred income taxes, long-term portion	942	—

Total long-term liabilities	30,365	29,405

Total liabilities	110,337	118,370

SHAREHOLDERS’ EQUITY

Common stock	7,027	3,459
Additional paid-in capital	13,117	6,963
Retained earnings	204,455	189,221
Accumulated other comprehensive income (loss)	(1,429)	(2,931)
Receivable from ESOP	(3,998)	(3,610)

Total shareholders’ equity	219,172	193,102

Total liabilities and shareholders’ equity	$329,509	$311,472

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30

	2006	2005

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$21,512	$16,501

Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	10,449	9,820
Deferred tax (income) expense	(721)	276
Stock-based compensation expense	2,532	1,389
Provision for bad debt and returns	548	692
Changes in operating assets and liabilities:
Accounts receivable	4,887	4,186
Inventories	(4,737)	(7,830)
Accounts payable	(2,217)	1,916
Employee compensation and benefits and other accrued expenses	(6,441)	1,772
Income taxes payable	(612)	3,896
Other current/noncurrent assets and liabilities	655	(3,348)
Other, net	1,842	740

Net cash flows related to operating activities	27,697	30,010

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,194)	(12,875)
Hofmans acquisition, net of cash acquired	(8,470)	—
Purchases of short-term investments	(10,000)	—
Sales of short-term investments	—	6,050
Proceeds from disposals of property, plant and equipment	692	1,454

Net cash flows related to investing activities	(30,972)	(5,371)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Payment of long-term debt	—	(5,000)
Capital lease payments	(1,476)	—
Proceeds from issuance of common stock	6,667	1,203
Tax benefit on stock plans	923	—
Purchases of common stock	(2,833)	(3,472)
Dividends paid	(6,323)	(5,923)

Net cash flows related to financing activities	(3,042)	(13,192)

Effect of exchange rate changes on cash and cash equivalents	98	237

Net (decrease) increase in cash and cash equivalents	(6,219)	11,684

Cash and cash equivalents at beginning of year	41,287	16,837

Cash and cash equivalents at end of period	$35,068	$28,521

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital expenditures funded through capital leases	$2,206	$1,985
Collateralized borrowings incurred for operating lease equipment	$133	$47

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(1)	Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the condensed consolidated financial statements.

In our opinion, the accompanying unaudited, condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly our financial position as of September 30, 2006, the results of our operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements are effective for fiscal years beginning after December 15, 2006. Although we are still evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements, we do not believe it will have a material impact.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”(“SAB No. 108”). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact, if any, that SAB No. 108 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The requirements are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize in its balance sheet the funded status of a benefit plan. Gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income are also required to be recognized. In addition, the measurement date of defined benefit plan assets and obligations must coincide with the year end date and certain disclosures are required in the notes to the financial statements. The requirements are effective for fiscal years ending after December 15, 2006 and will be applied retrospectively to all periods presented in our December 31, 2006 consolidated financial statements pursuant to the requirements of SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). We are currently evaluating the impact that the adoption of SFAS No. 158, in accordance with SFAS No. 154, will have on our consolidated financial statements.

(2)	Hofmans Acquisition

In July 2006, we acquired Hofmans Machinefabriek, a manufacturer of outdoor cleaning equipment based in Schaijk, The Netherlands, for a purchase price of $8,603 in cash, subject to certain post-closing adjustments. The results of Hofmans operations have been included in the consolidated financial statements since July 3, 2006, the date of acquisition. The purchase price allocation is preliminary and may be adjusted based on the final determination of the fair value of assets acquired and liabilities assumed, primarily based on independent appraisals. These adjustments are not expected to be material. The components of the purchase price have been allocated as follows:

Net tangible assets acquired	$2,305
Identified intangible assets	3,509
Goodwill	2,789

$8,603

(3)	Inventories

Inventories are valued at the lower of cost or market. Inventories at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005

Inventories carried at LIFO:
Finished goods	$38,427	$35,539
Raw materials, production parts and work-in-process	20,670	17,642
LIFO reserve	(24,827)	(24,060)

Total LIFO inventories	34,270	29,121

Inventories carried at FIFO:
Finished goods	18,507	18,286
Raw materials, production parts and work-in-process	8,643	5,259

Total FIFO inventories	27,150	23,545

Total inventories	$61,420	$52,666

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(4)	Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2006 and 2005 were $10,461 and $4,696, respectively. Interest costs paid during the nine months ended September 30, 2006 and 2005 were $195 and $504, respectively.

(5)	Accumulated Other Comprehensive Income (Loss)

We report accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet. Comprehensive income (loss) is comprised of the net earnings and other comprehensive income (loss). For the three and nine months ended September 30, 2006 and 2005, other comprehensive income (loss) consisted of foreign currency translation adjustments. The reconciliations of net earnings to comprehensive income (loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Net earnings	$7,922	$6,260	$21,512	$16,501
Foreign currency translation adjustments	(223)	(274)	1,502	(2,506)

Comprehensive income (loss)	$7,699	$5,986	$23,014	$13,995

(6)	Earnings Per Share Computation

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Weighted average shares outstanding – Basic	18,579	17,942	18,526	17,983
Dilutive share equivalents	398	204	416	197

Weighted average shares outstanding – Diluted	18,977	18,146	18,942	18,180

Net earnings	$7,922	$6,260	$21,512	$16,501

Earnings per share – Basic	$0.43	$0.35	$1.16	$0.92

Earnings per share – Diluted	$0.42	$0.35	$1.14	$0.91

Antidilutive securities excluded from diluted earnings per share calculation	88	803	98	833

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

We operate in one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. Our products are sold in North America, Europe, and other international markets including the Middle East, Asia, Japan, Latin America and Australia. The following table sets forth net sales by geographic area (net of intercompany sales):

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

North America	$94,938	$93,876	$286,049	$269,137
Europe	35,790	29,433	103,187	90,884
Other International	14,962	14,511	42,881	40,876

Total	$145,690	$137,820	$432,117	$400,897

(8)	Goodwill and Intangible Assets

The following table summarizes the activity during the nine months ended September 30, 2006 for goodwill and other intangible assets:

	Goodwill	Other Intangibles

Balance, December 31, 2005	$22,253	$1,502
Additions	2,789	3,509
Amortization expense	—	(379)
Foreign currency fluctuations	696	72

Balance, September 30, 2006	$25,738	$4,704

The additions to goodwill and other intangible assets in the first nine months of 2006 were based on the purchase price allocation of the Hofmans acquisition in July 2006, as discussed in Note 2. The other intangible assets, consisting of technology, a customer list and an order book, are amortized over useful lives of two to 22 years, 15 years and eight months, respectively based on the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(9)	Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment–Revised 2004” (“SFAS No. 123(R)”), using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after January 1, 2006. Compensation costs for unvested stock options and awards that were outstanding as of the adoption date are being recognized, beginning January 1, 2006, over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

As of September 30, 2006, we had six plans which are described in Note 13 of the 2005 Annual Report on Form 10-K. The 1999 Directors’ Restricted Plan, 1997 Directors’ Option Plan and 1999 Stock Incentive Plan currently allow for stock-based compensation grants as of September 30, 2006. A maximum of 4,700 shares can be awarded under these plans; 538 shares were available for issuance under current and future equity compensation awards as of September 30, 2006.

Stock Option and Stock Appreciation Right Awards

We determined the fair value of our stock option awards using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value the stock options granted during the nine months ended September 30, 2006 and 2005:

	2006	2005

Expected life in years	6	4
Risk-free interest rate	4.9%	4.1%
Expected volatility	37.7%	27.3%
Expected dividend yield	2.0%	2.2%
Weighted-average fair value	$8.73	$4.00

Stock options were granted for 40 and 24 shares during the nine months ended September 30, 2006 and 2005, respectively.

The expected life selected for stock options granted during the nine-month period represents the period of time that the stock options are expected to be outstanding based on historical data of stock option holder exercise and termination behavior for similar grants. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock over a period equal to the expected life of each stock option grant. Dividend yield is estimated over the expected life based on our dividend policy and historical dividends paid.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $2,767 and $260, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2006 and 2005 was $1,210 and $2,144, respectively. At September 30, 2006, the aggregate intrinsic value of shares outstanding and exercisable was $8,048 and $7,678, respectively.

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

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

New stock option awards granted during the first nine months of 2006 vest one-third each year over a three-year period and have a ten-year contractual term. These grants do not contain a reload feature. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Compensation expense is fully recognized for reload stock options as of the reload date.

In addition to stock options, we also grant cash-settled stock appreciation rights to employees in certain foreign locations. Stock appreciation rights outstanding were 18 as of September 30, 2006. No new stock appreciation rights were granted during the first nine months of 2006.

Compensation expense related to stock options and stock appreciation rights was $770 for the nine-month period ended September 30, 2006. As of September 30, 2006, there was unrecognized compensation cost for unvested options and rights of $690 of which $164 is expected to be recognized during the remainder of 2006 and the remaining $526 during 2007, 2008 and 2009.

The following table summarizes activity related to stock options and stock appreciation rights under our employee and non-employee director equity compensation plans during the nine months ended September 30, 2006:

	Outstanding	Weighted- Average Exercise Price

Outstanding at December 31, 2005	2,053	$19.15
Granted	40	25.95
Exercised	(382)	18.58
Forfeited	(44)	21.21
Expired	(46)	17.79

Outstanding at September 30, 2006	1,621	$19.43

Exercisable at September 30, 2006	1,435	$19.03

The following table summarizes information concerning outstanding and exercisable stock options and stock appreciation rights as of September 30, 2006:

Range of Exercise Prices Between	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$12.55-15.04	36	2.2	$13.85	36	$13.85
15.05-17.54	608	4.7	16.53	608	16.53
17.55-20.04	208	2.8	17.95	197	17.94
20.05-22.54	516	5.4	21.29	439	21.38
22.55-25.04	166	6.0	23.88	81	23.91
$25.05-27.55	87	4.8	25.97	74	25.85

	1,621	4.7	$19.43	1,435	$19.03

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

Restricted Share Awards

The following table summarizes the activity during the nine months ended September 30, 2006 for unvested restricted share awards:

	Unvested Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2005	19	$19.68
Granted	65	26.23
Vested	(2)	21.66
Forfeited	(10)	24.41

Unvested at September 30, 2006	72	$24.71

Restricted share awards typically have a two- or three-year vesting period from the effective date of grant. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $47 and $777, respectively. Compensation expense related to restricted stock was $444 and $274 for the nine-month periods ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $895 of total unrecognized compensation cost related to unvested shares, of which $181 is expected to be recognized during the remainder of 2006, and the remaining $714 during 2007, 2008 and 2009.

Performance Share Awards

We also grant performance share awards to key employees as a part of our management compensation program. These awards are earned based upon achievement of certain financial performance targets. We determine the fair value of these awards as of the date of grant and recognize the expense over a three-year performance period. The compensation expense for these awards was $1,196 for the nine months ended September 30, 2006.

During November 2005, we also granted a performance share award, which vests and is earned upon achieving certain total shareholder return targets over a five-year performance period. The maximum number of shares of common stock issuable upon payout of the award is 40. Compensation cost is based on the fair value of this award as of the date of grant and recognized over the derived requisite service period of three years. Compensation expense related to this award was $106 for the nine-month period ended September 30, 2006. As of September 30, 2006, there was $307 of total unrecognized compensation cost related to this award, of which $36 is expected to be recognized during the remainder of 2006, and the remaining $271 during 2007 and 2008.

Share-Based Liabilities

As of September 30, 2006, we had $1,759 in total share-based liabilities recorded on our balance sheet. During the nine-month period ended September 30, 2006, we paid out $1,739 related to 2005 share-based liability awards.

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” As we adopted SFAS No. 123(R) using the modified prospective approach, prior period net earnings and basic and diluted earnings per share have not been restated. The pro forma effects of recognizing the estimated fair value of stock-based compensation as previously calculated under SFAS No. 123 for the three and nine months ended September 30, 2005 are summarized below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net earnings – as reported	$6,260	$16,501
Add: Stock-based compensation cost determined under intrinsic value method included in net earnings, net of related tax effects	526	735
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(658)	(1,420)

Net earnings – pro forma	$6,128	$15,816

Earnings per share:
Basic – as reported	$0.35	$0.92
Basic – pro forma	$0.34	$0.88
Diluted – as reported	$0.35	$0.91
Diluted – pro forma	$0.34	$0.87

(10)	Guarantees

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines generally range from one to four years. The changes in warranty reserve balances for the nine months ended September 30, 2006 and 2005 were as follows:

	September 30, 2006	September 30, 2005

Beginning balance	$6,146	$6,180
Additions charged to expense	5,824	5,899
Change in estimate	153	(80)
Foreign currency fluctuations	78	(97)
Claims paid	(5,803)	(5,456)

Ending balance	$6,398	$6,446

TENNANT COMPANY
Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is approximately $10,600 of which we have guaranteed approximately $8,100. As of September 30, 2006, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $894 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

(11)	Retirement Benefit Plans

As of September 30, 2006, we had four defined benefit retirement plans and a postretirement medical plan, which are described in Note 9 of the 2005 Annual Report on Form 10-K.

We contributed $181 and $277 during the third quarter and $300 and $664 for the first nine months of 2006 to our pension benefit plans and to our postretirement medical benefit plan, respectively. We expect to contribute a total of approximately $300 and $900 to our pension benefit plans and to our postretirement medical benefit plan in 2006, respectively.

The components of the net periodic cost for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Pension Benefits:
Service cost	$260	$243	$770	$845
Interest cost	571	520	1,693	1,570
Expected return on plan assets	(746)	(718)	(2,223)	(2,184)
Recognized actuarial gain	(2)	(28)	(6)	(116)
Amortization of transition obligation	14	(5)	40	(17)
Amortization of prior service cost	142	142	425	428
Foreign currency	(16)	—	157	—

Net periodic cost	$223	$154	$856	$526

Postretirement Medical Benefits:
Service cost	$38	$55	$114	$159
Interest cost	191	222	574	630
Recognized actuarial gain	19	42	56	127
Amortization of prior service cost	(130)	(130)	(389)	(390)

Net periodic cost	$118	$189	$355	$526

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing of solutions that help create a cleaner, safer world. We provide equipment, parts and consumables and specialty surface coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are primarily located in North America, Europe and other international markets including the Middle East, Asia, Japan, Latin America and Australia. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative solutions.

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

Net earnings for the third quarter of 2006 were up 26.5% to $7.9 million, or $0.42 per diluted share, compared to the third quarter of 2005. Net earnings were impacted by:

•	Growth in net sales of 5.7%.
•	A 0.8% decrease in selling and administrative (S&A) expenses.
•	An increase in other income, net of $1.0 million.
•	A 1.3 percentage point decrease in gross margin to 41.6%.

Net earnings for the nine months ended September 30, 2006 increased 30.4% to $21.5 million, or $1.14 per diluted share, compared to the same period in 2005. Net earnings were impacted by:

•	Growth in net sales of 7.8%.
•	An increase of 16.3% in research and development expenses.
•	A 4.3% increase in S&A expenses.
•	An increase in interest income, net of $0.6 million.
•	An increase in other income, net of $1.9 million.
•	A decrease in the effective tax rate of approximately 3 percentage points.

In July 2006 we acquired Hofmans Machinefabriek (“Hofmans”) for $8.6 million in cash. The acquisition of Hofmans, a manufacturer of outdoor cleaning equipment based in Schaijk, The Netherlands, complements our current suite of products in the European market. The acquisition is further discussed in Note 2 to the condensed consolidated financial statements. The operations of Hofmans have been included in our results of operations since July 3, 2006, the date of acquisition.

During the first quarter of 2006, we adopted SFAS No. 123(R) “Share-Based Payment-Revised 2004” (“SFAS 123(R)”). SFAS No. 123(R) requires compensation costs relating to share-based payment transactions, including employee stock options, be recognized in the financial statements. We applied the modified prospective approach to transition in our adoption of this standard. Compensation cost related to the unvested portion of awards outstanding as of the adoption date is based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123. As a result of the adoption of SFAS No. 123(R), S&A expenses for the three and nine months ended September 30, 2006 included an expense of $0.3 million ($0.2 million after-tax or $0.01 per diluted share) and an expense of $0.8 million ($0.5 million after-tax or $0.03 per diluted share), respectively, related to stock options.

TENNANT COMPANY
Quarterly Report – Form 10-Q

During the fourth quarter of 2005, we launched initiatives to establish a manufacturing facility in China and rationalize our global manufacturing footprint. For the nine months ended September 30, 2006, Tennant has spent approximately $1.7 million pretax, or $0.07 per diluted share, on these initiatives. We currently expect to incur approximately $3.1 million pretax, or $0.12 per share, in 2006.

Historical Results

The following compares the historical results of operations for the three- and nine-month periods ended September 30, 2006 and 2005 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended September 30				Nine Months Ended September 30

	2006	%	2005	%	2006	%	2005	%

Net sales	$145,690	100.0	$137,820	100.0	$432,117	100.0	$400,897	100.00
Cost of sales	85,073	58.4	78,706	57.1	248,902	57.6	229,349	57.2

Gross profit	60,617	41.6	59,114	42.9	183,215	42.4	171,548	42.8
Research and development expenses	5,536	3.8	4,937	3.6	16,166	3.7	13,906	3.5
Selling and administrative expenses	45,212	31.0	45,576	33.1	137,864	31.9	132,172	33.0

Profit from operations	9,869	6.8	8,601	6.2	29,185	6.8	25,470	6.4
Interest income, net	251	0.2	364	0.3	1,421	0.3	779	0.2
Other income (expense), net	977	0.7	(62)	0.0	1,112	0.3	(748)	0.2

Profit before income taxes	11,097	7.6	8,903	6.5	31,718	7.3	25,501	6.4
Income tax expense	3,175	2.2	2,643	1.9	10,206	2.4	9,000	2.2

Net earnings	$7,922	5.4	$6,260	4.5	$21,512	5.0	$16,501	4.1

Earnings per diluted share	$0.42		$0.35		$1.14		$0.91

Net Sales

Consolidated net sales increased 5.7% to $145.7 million for the third quarter of 2006, while net sales increased 7.8% to $432.1 million for the nine months ended September 30, 2006. The growth in net sales was driven by price increases and volume growth in equipment; service, parts and consumables; and specialty surface coatings. Direct foreign currency exchange effects had a favorable impact on net sales of approximately 1% for the third quarter of 2006. Direct foreign currency exchange effects had a negligible impact on net sales during the first nine months of 2006.

The following table sets forth the net sales by geographic area for the three- and nine-month periods ended September 30, 2006 and 2005 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended September 30			Nine Months Ended September 30

	2006	2005	%	2006	2005	%

North America	$94,938	$93,876	1.1	$286,049	$269,137	6.3
Europe	35,790	29,433	21.6	103,187	90,884	13.5
Other International	14,962	14,511	3.1	42,881	40,876	4.9

Total	$145,690	$137,820	5.7	$432,117	$400,897	7.8

TENNANT COMPANY
Quarterly Report – Form 10-Q

North America

North American net sales increased 1.1% to $94.9 million for the third quarter of 2006 compared to the same period in 2005. Increases in North American net sales in the third quarter 2006 were driven primarily by overall price increases and growth in service and parts and consumables, offset by lower volumes of equipment sold during the quarter. Increases in both price and volume account for the growth in service and parts and consumables. Direct foreign currency translation effects from the strengthening Canadian dollar increased North American net sales by approximately 1% for the third quarter of 2006 compared to the same period in 2005.

North American net sales increased 6.3% to $286.0 million for the nine months ended September 30, 2006 compared to the same period in 2005. The increase in the nine months ended September 30, 2006 was driven by overall price increases and volume growth driven in part by continued success with new products. Direct foreign currency translation effects from the strengthening Canadian dollar increased North American net sales by approximately 1% for the first nine months of 2006 compared to the same period in 2005.

Europe

Europe’s net sales for the three and nine months ended September 30, 2006 increased 21.6% to $35.8 million and 13.5% to $103.2 million, respectively, compared to the same periods in 2005. The acquisition of Hofmans as previously discussed contributed approximately 6% and approximately 2% to the overall sales growth in the three- and nine-month periods ended September 30, 2006, respectively. The remaining increase in both periods’ net sales was primarily driven by growth in equipment sales due to increased demand driven by continued success with new product sales including a third quarter shipment of a large order to a new customer. Growth in service and parts and consumables, due to expanded market coverage, also contributed to the increase, as well as overall price increases. Direct foreign currency translation effects increased European net sales by approximately 5% during the third quarter of 2006 and decreased European net sales by approximately 2% for first nine months of 2006, as compared to the same periods in 2005.

Other International

In Other International markets, net sales for the third quarter of 2006 totaled $15.0 million, up 3.1% from the third quarter of 2005. Other International net sales were up 4.9% to $42.9 million during the first nine months of 2006. Overall growth in net sales was primarily driven by growth in service and parts and consumables. Increased demand, due in part to expanded market coverage, also contributed to the increase in net sales. Direct foreign currency translation exchange effects decreased sales in Other International markets by approximately 1% and 2% in the third quarter and first nine months of 2006, respectively, as compared to the same periods in 2005.

Gross Profit

Gross profit margin was 41.6% for the third quarter of 2006 compared with 42.9% for 2005. Gross profit margin was 42.4% for the first nine months of 2006 compared with 42.8% for 2005. During both the third quarter and for the first nine months of 2006, higher material costs offset the benefits of increased sales volume, price increases and cost reduction initiatives. The Hofmans acquisition, startup manufacturing costs in China and the product mix of equipment sales during the third quarter also contributed to the decreased gross profit margin for the third quarter of 2006 as compared to third quarter of 2005.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Operating Expenses

Research & Development

Research and development (R&D) expenses in the third quarter of 2006 increased 12.1% to $5.5 million from $4.9 million in 2005. R&D expenses as a percentage of net sales were 3.8% for the third quarter of 2006 compared to 3.6% in the comparable quarter last year.

R&D expenses for the nine months ended September 30, 2006 were $16.2 million, up 16.3% from $13.9 million in 2005. R&D expenses as a percentage of net sales were 3.7% year-to-date 2006 compared to 3.5% in the comparable period last year, which is in line with our target of investing 3-4% of net sales annually in R&D.

R&D expenses for both the three- and nine-month periods ended September 30, 2006 increased as compared to the same periods in 2005 mainly due to investment in new products including product development for the China manufacturing facility.

Selling & Administrative

Selling and administrative expenses in the third quarter of 2006 decreased 0.8% to $45.2 million from $45.6 million in 2005. The decrease in selling and administrative expenses is primarily due to a decrease in performance-based incentive compensation and lower medical costs. These decreases were partially offset by general inflationary increases, increased fuel costs and additional costs to support the strategic initiatives including expansion in China and increased global market coverage. Performance-based incentive compensation was lower in the third quarter of 2006 due to accrual reductions due to management changes and lower relative performance compared to the prior year.

For the nine months ended September 30, 2006, S&A expenses increased 4.3% to $137.9 million from $132.2 million in the comparable period last year. The increase in S&A expenses for the nine-month period was due to general inflationary increases, increased fuel costs and additional costs to support strategic initiatives.

S&A expenses as a percentage of net sales were 31.0% for the third quarter of 2006 compared with 33.1% in the third quarter last year. S&A expenses as a percentage of net sales for the nine months ended September 30, 2006 were 31.9%, down from 33.0% in the comparable period last year. The decrease as a percentage of net sales for both the three- and nine-month periods was primarily due to improved sales leverage, partially offset by the cost increases described above.

Interest Income, Net

Interest income, net was $0.3 million in the third quarter of 2006 compared to $0.4 million in the third quarter of 2005 and $1.4 million for the nine months ended September 30, 2006 compared to $0.8 million for the nine months ended September 30, 2005. The decrease for the three-month period was due in part to increased interest expense on higher deferred compensation plan balances, higher average debt levels and commitment fees in Europe. The increase for the nine-month period was primarily a result of higher average levels of cash and cash equivalents as well as short-term investments invested between periods.

Other Income (Expense), Net

Other income (expense), net increased $1.0 million and $1.9 million, respectively, for the three- and nine- month periods ended September 30, 2006 as compared to the same periods in 2005. The increase in both the three- and nine-month periods was primarily due to contributions made to the Tennant Foundation during 2005 which have not been repeated in 2006, as well as increased ESOP income due to a higher average stock price in 2006 than 2005 and fluctuations in foreign currency exchange rates.

TENNANT COMPANY
Quarterly Report – Form 10-Q

Income Taxes

The effective tax rates for the third quarter were 28.6% for 2006 and 29.7% for 2005. The decrease in the effective tax rate between quarters was primarily related to the resolution in the third quarter of several outstanding state and federal tax matters and the mix in expected full-year taxable earnings by country.

The year-to-date effective tax rates were 32.2% for 2006 and 35.3% for 2005. The decreases in the effective tax rate on a year-to-date basis were primarily related to a refund from a state tax protective claim, the resolution of several outstanding state and federal tax matters and the mix in expected full-year taxable earnings by country.

Our effective tax rate for the full year is subject to change and may be impacted by changes to our forecasts of operating profit in total or by taxing jurisdiction, or to changes in the tax laws and regulations.

Liquidity and Capital Resources

The debt-to-total-capitalization ratio was 1.9% at September 30, 2006 versus 2.0% at December 31, 2005. Cash, cash equivalents and short-term investments totaled $45.1 million at September 30, 2006, compared to $41.3 million at December 31, 2005. We believe that the combination of cash, short-term investments, internally generated funds and available financing sources are more than sufficient to meet our cash requirements for the next year.

OPERATING ACTIVITIES — Operating activities provided $27.7 million of cash during the nine months ended September 30, 2006. Cash provided by operating activities was primarily driven by year-to-date net earnings, a decrease in receivables and a reduction in accounts payable and employee compensation and benefits and other accrued expenses. The decrease in receivables was due to a slight deterioration in collections and seasonality of sales volumes. The reduction in accounts payable and employee compensation and benefits and other accrued expenses was due to payments of 2005 performance-based incentives, annual rebates, sales incentives and profit sharing as well as timing of accounts payable payments. An increase in inventory levels due to a build up of inventory to support new products launched and to support the fourth quarter 2006 expected shipments also impacted operating activities and days inventory on hand for the nine months ended September 30, 2006.

In the comparable 2005 period, operating activities provided cash of $30.0 million. Cash provided by operating activities for the nine months ended September 30, 2005 was primarily driven by strong year-to-date net earnings, an increase in accrued expenses and a decrease in receivables. The increase in accounts payable, accrued expenses and deferred revenues was primarily attributable to timing of tax payments and accruals for annual performance-based incentive payments. The decrease in receivables was primarily due to seasonality of sales volumes. Partially offsetting these sources of cash was an increase in inventory levels and decreases in other current/noncurrent assets and liabilities. The inventory level increases were due to a build up of inventory to support new products launched and to support the fourth quarter 2005 expected shipments. The decrease in other current/noncurrent assets and liabilities is primarily a result of a large, lump-sum payment of deferred compensation.

Management evaluates how effectively we utilize two of our key operating assets, receivables and inventories, using Accounts Receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics are as follows (in days):

	September 30, 2006	December 31, 2005	September 30, 2005

DSO	64	61	62
DIOH	91	82	93

TENNANT COMPANY
Quarterly Report – Form 10-Q

INVESTING ACTIVITIES — Investing activities used $31.0 million of cash during the first nine months of 2006, including capital expenditures of $13.2 million. We currently anticipate full-year capital spending to be in the range of approximately $18 to $23 million. We purchased short-term investments totaling $10.0 million during the first nine months of 2006 due to our increased cash position. Other significant uses of cash related to investing activities for the nine-month period ended September 30, 2006 include the European acquisition of Hofmans Machinefabriek as further discussed in Note 2.

During the nine-month period ended September 30, 2005, investing activities used $5.4 million of cash, including capital expenditures of $12.9 million and sales of short-term investments of $6.1 million.

FINANCING ACTIVITIES — Net cash used by financing activities was $3.0 million during the first nine months of 2006. The issuance of common stock driven by employee stock option exercises generated $6.7 million of cash during the first nine months of 2006. Repurchases of common stock under our share repurchase program totaled $2.8 million and dividends paid to shareholders totaled $6.3 million during the first nine months of 2006.

During the first nine months of 2005, significant uses of cash included a $5.9 million dividend payment, a $5.0 million scheduled debt repayment and $3.5 million of repurchases of common stock under our share repurchase program.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements are effective for fiscal years beginning after December 15, 2006. Although we are still evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements, we do not believe it will have a material impact.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact, if any, that SAB No. 108 will have on our results from operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The requirements are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize in its balance sheet the funded status of a benefit plan. Gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income are required to be recognized. In addition, the measurement date of defined benefit plan assets and obligations must coincide with the year end date and certain disclosures are required in the notes to the financial statements. The requirements are effective for fiscal years ending after December 15, 2006 and will be applied retrospectively to all periods presented in our December 31, 2006 consolidated financial statements pursuant to the requirements of SFAS No. 154, “Accounting Changes and Error Corrections”. We are currently evaluating the impact that the adoption of SFAS No. 158, in accordance with SFAS No. 154, will have on our consolidated financial statements.

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

We seek to mitigate the risk of future raw material or other product component increases through product pricing and negotiations. The success of these efforts depends upon our ability to increase our selling prices in a competitive market. If the commodity prices remain at their current levels or continue to increase, our results will be unfavorably impacted in 2006.

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

TENNANT COMPANY
Quarterly Report – Form 10-Q

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:

•	Geo-political and economic uncertainty throughout the world.
•	Changes in laws and regulations, including changes in accounting standards and taxation changes, such as the effects of the American Jobs Creation Act of 2004 and the adoption of SFAS No. 123(R), including the timing and method of stock option exercises.
•	Inflationary pressures.
•	Potential for increased competition in our business.
•	Relative strength of the U.S. dollar, which affects the cost of our products sold internationally.
•	Fluctuations in the cost or availability of raw materials and purchased components.
•	Success and timing of new products.
•	Ability to achieve projections of future financial and operating results.
•	Ability to transition management smoothly into new senior leadership roles.
•	Successful integration of acquisitions.
•	Ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.
•	Ability to achieve anticipated global sourcing cost-reductions.
•	Unforeseen product quality problems.
•	Ability to acquire, retain and protect proprietary intellectual property rights.
•	Effects of litigation, including threatened or pending litigation.
•	Price and timing of the sale of our Maple Grove, Minnesota manufacturing facility.
•	Ability to benefit from production reallocation plans, including benefits from our expansion into China.
•	Plans for growth.

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

PART II - OTHER INFORMATION

ITEM 1A –Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2 - Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

In November 2004, Tennant Company’s Board of Directors authorized the repurchase of 400,000 shares of our common stock under the share repurchase program approved by the Board of Directors in May 2001. In August 2006, the Board of Directors approved the adjustment of the number of shares then available for repurchase to reflect the impact of the two-for-one stock split. These share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs. The share and per share data in this Item 2 related to purchases occurring subsequent to July 26, 2006 reflect the two-for-one stock split, and the corresponding increase in shares that may be purchased was approved by the Board of Directors on August 16, 2006. Data related to purchases occurring prior to July 26, 2006 have not been retroactively adjusted to reflect the stock split. There were no purchases in the month of July 2006 following the stock split.

For the Quarter Ended 9/30/2006	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – 31, 2006	5,200	$47.53	5,200	281,087
August 1 – 31, 2006	11,412	25.89	—	562,174
September 1 – 30, 2006	—	—	—	562,174

Total	16,612	$32.66	5,200	562,174

(1) Includes 11,412 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options and restricted stock under employee stock compensation plans.

TENNANT COMPANY
Quarterly Report – Form 10-Q

ITEM 6 - Exhibits

Exhibits

Item #	Description	Method of Filing

3i	Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	By-Laws	Incorporated by reference to Exhibit 3ii to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.1	Consulting Agreement between the Company and Rex L. Carter	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 21, 2006.
10.2	Services Agreement and Management Agreement between the Company and Karel Huijser	Filed herewith electronically.
10.3	Schedule of parties to Management and Executive Employment Agreements	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32	Section 1350 Certifications	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY
Date:	November 6, 2006	/s/ H. Chris Killingstad

H. Chris Killingstad President and Chief Executive Officer

Date:	November 6, 2006	/s/ Thomas Paulson

Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)