Form 10-K
period 2006-12-31
TENNANT CO
filed 2007-03-05
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-16191

TENNANT COMPANY

Minnesota	41-0572550
State of Incorporation	I.R.S. Employer Identification No.
701 North Lilac Drive, P.O. Box 1452 Minneapolis, Minnesota 55440	763-540-1200
Address of Principal Executive Offices	Telephone Number

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.375 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☐   No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes ☐   No ☒

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

        The aggregate market value of common stock held by non-affiliates as of June 30, 2006, was approximately $464,150,287.

        As of February 22, 2007, 18,784,804 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        2007 Proxy – Part III (Partial)

Tennant Company
Form 10–K

TENNANT COMPANY

2006

ANNUAL REPORT

Form 10–K

(Pursuant to Securities Exchange Act of 1934)

PART I

ITEM 1 – Business

General Development of Business

        Tennant Company, a Minnesota corporation incorporated in 1909, is a world leader in designing, manufacturing and marketing of solutions that help create a cleaner, safer world. The Company’s floor maintenance and outdoor cleaning equipment, specialty surface coatings and related products are used to clean and coat floors in factories, office buildings, parking lots and streets, airports, hospitals, schools, warehouses, shopping centers and more. Customers include building service contract cleaners to whom organizations outsource facilities maintenance, as well as end-user businesses, healthcare facilities, schools and federal, state and local governments who handle facilities maintenance themselves. We reach these customers through the industry’s largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

Industry Segments, Foreign and Domestic Operations and Export Sales

        The Company, as described under "General Development of Business," has one reportable business segment. The Company sells its products domestically and internationally. Financial information on the Company’s geographic areas is provided on page 34 of this Form 10–K. Nearly all of the Company’s foreign investments in assets reside within The Netherlands, Australia, the United Kingdom, France, Germany, Canada, Austria, Japan, Spain and China.

Principal Products, Markets and Distribution

        Products consisting mainly of motorized cleaning equipment and related products, including specialty surface coatings and preservation products, are sold through direct and distribution channels in various regions around the world. In North America, products are sold through a direct sales organization and independent distributors; in Australia, Japan and 15 countries principally in Western Europe, products are sold primarily through direct sales organizations; and in more than 80 other countries Tennant relies on a broad network of independent distributors.

Raw Materials and Purchased Components

        The Company has not experienced any significant or unusual problems in the availability of raw materials or other product components. The Company has sole-source vendors for certain components, primarily for automotive and plastic parts. A disruption in supply from such vendors may disrupt the Company’s operations. However, the Company believes that it can find alternate sources in the event there is a disruption in supply from such vendors.

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

Working Capital

        We fund our operations through a combination of cash and cash equivalents, short-term investments and cash flows from operations. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. In addition, our credit facilities are available for additional working capital needs or investment opportunities.

Major Customers

        The Company sells its products to a wide variety of customers, no one of which is of material importance in relation to the business as a whole. Our customer base includes several governmental entities; however, these customers generally have terms similar to our other customers.

Backlog

        The Company processes orders within two weeks on average. Therefore, no significant backlogs existed at December 31, 2006 or 2005.

Competition

        While there is no industry association or industry data, the Company believes, through its own market research, that it is a world-leading manufacturer of floor maintenance equipment. Significant competitors exist in all key geographic regions. However, the key competitors vary by region. The Company believes its market share exceeds that of several competitors in certain areas. The Company competes primarily on the basis of offering a broad line of high-quality, innovative products supported by an extensive sales and service network in major markets.

Product Research and Development

        The Company strives to be the industry leader in innovation and is committed to investing in research and development. The Company believes that it regularly commits an above-average amount of resources to product research and development. In 2006, 2005 and 2004, respectively, the Company spent $21,939,000, $19,351,000 and $17,198,000 on research and development activities relating to the development of new products and technologies and improvements of existing product design or manufacturing processes.

Environmental Protection

        Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employment

        The Company employed 2,653 people in worldwide operations as of December 31, 2006.

Access to Information on the Company’s Website

        The Company makes available free of charge, through the Company’s website at www.tennantco.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

ITEM 1A – Risk Factors

        The following are significant factors known to us that could materially adversely affect our business, financial condition, or operating results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

        We may encounter difficulties obtaining raw materials or component parts needed to manufacture our products and the prices of these materials are subject to fluctuation.

        Raw materials and commodity-based components. As a manufacturer, our sales and profitability are dependent upon availability and cost of raw materials, which are subject to price fluctuations, and the ability to control or pass on an increase in costs of raw materials to our customers. We purchase raw materials, such as steel, rubber, and petroleum-based resins, for use in our manufacturing operations. The availability of these raw materials is subject to market forces beyond our control. Under normal circumstances, these materials are generally available on the open market from a variety of sources. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair our ability to procure necessary materials, or increase the cost of such materials. Inflationary and other increases in the costs of these raw materials have occurred in the past and may recur from time to time, and our performance depends in part on our ability to incorporate changes in costs in the selling prices for our products.

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

        Single-source supply. We depend on many suppliers for the necessary parts to manufacture our products. However, there are some components, primarily automotive and plastic parts, that are purchased from a single supplier due to price, quality, technology or other business constraints. These components cannot be quickly or inexpensively re-sourced to another supplier. If we are unable to purchase on acceptable terms or experience significant delays or quality issues in the delivery of these necessary parts or components from a particular vendor and we needed to locate a new supplier for these parts and components, shipments for products impacted could be delayed which could have a material adverse affect on our business, financial condition and results of operations.

        We are subject to risks associated with changes in foreign currency exchange rates.

        We are exposed to market risks from changes in foreign currency exchange rates. As a result of our increasing international presence, we have experienced an increase in transactions and balances denominated in currencies other than the U.S. dollar. There is a direct financial impact of foreign currency exchange when translating profits from local currencies to U.S. dollars. Our primary exposure is to transactions denominated in the Euro, Australian and Canadian dollar, Japanese yen and the British pound. In 2006, we also began to have a foreign currency exchange impact related to the Chinese yuan. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure. Because a substantial portion of our products are manufactured in the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Unfavorable changes in exchange rates between the U.S. dollar and these currencies impact the cost of our products sold internationally and could significantly reduce our reported sales and earnings. We periodically enter into contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. However, all foreign currency exposures cannot be fully hedged, and there can be no assurances that our future results of operations will not be adversely affected by currency fluctuation.

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

        As a manufacturing and service company operating with facilities, inventories, and workforce, our operations have been, and may continue to be, adversely affected by our ability to control costs and achieve planned operational efficiencies. We continuously endeavor to lower our cost structure through various savings measures, including lower-cost sourcing alternatives and consolidation of higher-cost manufacturing facilities. In support of this effort, we launched several corporate priorities in 2006 that focus on leveraging our global cost structure through rationalizing our global manufacturing footprint, expansion in China, global sourcing, creating a lean enterprise and continuous process improvement. In connection with the manufacturing footprint rationalization, we anticipate selling our Maple Grove, Minnesota facility in 2007. Through these initiatives and by establishing Asia as a key source for parts and components, we expect to broaden our global sourcing capabilities, reduce product costs and improve operating efficiencies over the next three to five years. Our operating results may be adversely affected if we are unable to find lower-cost sources for our materials, shift production from higher-cost facilities, or cost-effectively manage our existing manufacturing facilities.

        We also plan to continue our efforts to improve our performance through the adoption of lean manufacturing principles and continuous focus on process improvement. It is our goal to become more efficient, better employ automation and lower our operating costs. These initiatives will take some time to fully implement. Additionally, we may be unable to effectively complete the implementation of these initiatives or the impact of the initiatives may be less than expected, which could result in lower-than-expected financial results.

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

        Our business exposes us to potential product liability risks that are inherent in the design, manufacturing and distribution of our products. If product liability claims are brought against us for damages that are in excess of our insurance coverage or for uninsured liabilities and it is determined we are liable, our business could be adversely impacted. If products are used incorrectly by our customers, injury may result leading to product liability claims against us. Any losses we suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business and operating results. Some of our products or product improvements may have defects or risks that we have not yet identified that may give rise to product quality issues, liability and warranty claims. We could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. Any unforeseen product quality problems could result in loss of market share, reduced sales, and higher warranty expense.

        We may consider acquisition of suitable candidates to accomplish our growth objectives. We may not be able to successfully integrate the businesses we acquire.

        We may consider, as part of our growth strategy, supplementing our internal growth through acquisitions of complementary businesses or products. We have engaged in acquisitions in the past and believe future acquisitions may provide meaningful opportunities to grow our business and improve profitability. Acquisitions allow us to enhance the breadth of our product offerings and expand the market and geographic participation of our products and services. However, our success in growing by acquisition is dependent upon identifying businesses to acquire and integrating the newly acquired businesses with our existing businesses. We may incur difficulties in the realignment and integration of business activities when assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings, revenue synergies, and profit margins. Acquired businesses may not achieve the levels of revenue, profit, productivity or otherwise perform as expected. We are also subject to incurring unanticipated liabilities and contingencies associated with the acquired entity that are not identified or fully understood in the due diligence process. Current and/or future acquisitions may not be successful or accretive to earnings if the acquired businesses do not achieve expected financial results. In addition, we may record significant goodwill or other intangible assets in connection with an acquisition. We are required to perform impairment tests at least annually and whenever events indicate that the carrying value may not be recoverable from future cash flows. If we determine that any intangible asset values need to be written down to their fair values, this could result in a charge that may be material to our operating results and financial condition.

        We may not be able to adequately acquire, retain and protect our proprietary intellectual property rights which could put us at a competitive disadvantage.

        We rely on trade secret, copyright, trademark and patent laws and contractual protections to protect our proprietary technology and other proprietary rights. Our competitors may attempt to copy our products or gain access to our trade secrets. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may illegally copy or otherwise obtain and use our proprietary technology without our consent. Any litigation concerning infringement could result in substantial cost to us and diversions of our resources, either of which could adversely affect our business. In some cases, there may be no effective legal recourse against duplication of products or services by competitors. Intellectual property rights in foreign jurisdictions may be limited or unavailable. Patents of third parties also have an important bearing on our ability to offer some of our products and services. Our competitors may obtain patents related to the types of products and services we offer or plan to offer. Any infringement by us on intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or could increase the cost of providing, our products and services.

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

ITEM 1B – Unresolved SEC Staff Comments

        None.

ITEM 2 – Properties

        The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities are located in Minnesota, Michigan, Uden and Schaijk, The Netherlands, Northampton, United Kingdom and Shanghai, China. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, Asia, and Australia. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs. Further information regarding the Company’s property and lease commitments is included on pages 12, 13 and 30 of this Form 10-K.

ITEM 3 – Legal Proceedings

        There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 – Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        STOCK MARKET INFORMATION – Tennant common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of January 31, 2007, there were approximately 600 shareholders of record and 5,700 beneficial shareholders. The common stock price was $30.92 per share on January 31, 2007.

        STOCK SPLIT – On April 26, 2006, the Board of Directors declared a two-for-one common stock split effective July 26, 2006. As a result of the stock split, shareholders of record received one additional common share for every share held at the close of business on July 12, 2006. All share and per share data has been retroactively adjusted to reflect the stock split, except for the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity and Comprehensive Income in Item 8 of this Form 10-K.

        QUARTERLY PRICE RANGE – The accompanying chart shows the split-adjusted quarterly price range of the Company’s shares over the past two years:

	First	Second	Third	Fourth

2005	$18.65-20.41	$17.39-19.75	$17.43-21.08	$19.69-26.23
2006	$21.71-27.75	$23.38-27.59	$22.21-27.63	$24.00–29.88

        DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 63 consecutive years. Cash dividends increased for the 35th consecutive year to $0.46 per share in 2006, an increase of $0.02 per share over 2005. Dividends generally are declared each quarter. Following are the anticipated record dates for 2007: May 31, 2007, August 31, 2007 and November 30, 2007.

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

For the Quarter Ended 12/31/2006	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased

October 1–31, 2006	23,778	$25.81	23,700	538,474
November 1–30, 2006	41,700	28.54	41,700	496,774
December 1–31, 2006	21,900	29.19	21,900	474,874

Total	87,378	$27.96	87,300	474,874

        (1) Includes 78 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

        COMPARATIVE STOCK PERFORMANCE – The following graph compares the cumulative total shareholder return on the Common Stock of the Company for the last five fiscal years with the cumulative total return over the same period on the Overall Stock Market Performance Index (Hemscott Composite Index) and the Industry Index (Hemscott Group Index 62 – Industrial Goods, Manufacturing).

        This assumes an investment of $100 in the Company’s Common Stock, the Hemscott Composite Index and the Hemscott Group Index on December 31, 2001, with reinvestment of all dividends.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TENNANT COMPANY
HEMSCOTT COMPOSITE INDEX AND HEMSCOTT GROUP INDEX

	2001	2002	2003	2004	2005	2006

Tennant Company	100.00	89.87	122.10	113.65	152.36	173.02
Hemscott Group Index	100.00	88.69	127.86	157.35	173.28	208.58
Hemscott Composite Index	100.00	79.43	105.75	118.62	127.02	147.03

ITEM 6 – Selected Financial Data

(In thousands, except shares and per share data)

Years Ended December 31	2006	2005	2004		2003		2002

Year-end Financial Results

Net sales	$598,981	552,908	507,785		453,962	(2)	424,183
Cost of sales	$347,402	318,044	305,277		272,285	(2)	254,360
Gross margin – %	42.0	42.5	39.9		40.0		40.0
Research and development expenses	$21,939	19,351	17,198		16,696		16,331
% of net sales	3.7	3.5	3.4		3.7		3.9
Selling and administrative expenses	$189,676	180,676	164,003	(1)	142,306		133,914
% of net sales	31.7	32.7	32.3		31.3		31.6
Profit from operations	$39,964	34,837	21,307	(1)	22,675	(2)	15,576	(3)
% of net sales	6.7	6.3	4.2		5.0		3.7
Other income (expense)	$3,338	157	72		(192)		(678)
Income tax expense	$13,493	12,058	7,999		8,328		6,633
% of earnings before income taxes	31.2	34.5	37.4		37.0		44.5
Net earnings	$29,809	22,936	13,380	(1)	14,155	(2)	8,265	(3)
% of net sales	5.0	4.2	2.6		3.1		1.9
Return on beginning shareholders’ equity – %	15.4	13.2	8.1		9.2		5.4
Per Share Data

Basic net earnings	$1.61	1.27	0.74	(1)	0.79	(2)	0.46	(3)
Diluted net earnings	$1.57	1.26	0.73	(1)	0.78	(2)	0.46	(3)
Cash dividends	$0.46	0.44	0.43		0.42		0.41
Shareholders’ equity (ending)	$12.25	10.50	9.67		9.21		8.58
Year-End Financial Position

Cash and cash equivalents	$31,021	41,287	16,837		24,587		16,356
Total current assets	$235,404	211,601	188,631		176,370		162,901
Property, plant and equipment, net	$82,835	72,588	69,063		61,121		69,153
Total assets	$354,250	311,472	285,792		258,873		256,237
Current liabilities excluding current debt	$92,992	86,733	74,179		58,477		55,401
Current ratio excluding current debt	2.5	2.4	2.5		3.0		2.9
Long-term liabilities excluding long-term debt	$27,875	27,797	28,876		27,455		26,743
Debt:
Current	$1,812	2,232	7,674		1,030		14,948
Long-term	$1,907	1,608	1,029		6,295		5,000
Total debt as % of total capital	1.6	2.0	4.8		4.2		11.5
Shareholders’ equity	$229,664	193,102	174,034		165,616		154,145
Cash Flow Increase (Decrease)

Related to operating activities	$40,319	44,237	36,697		30,470		19,219
Related to investing activities	$(45,959)	(11,781)	(32,062)		(6,391)		(10,423)
Related to financing activities	$(4,876)	(8,111)	(12,130)		(15,780)		(16,214)
Other Data

Interest income	$2,698	1,691	1,479		1,441		1,891
Interest expense	$737	564	1,147		833		1,381
Depreciation and amortization expense	$14,321	13,039	12,972		13,879		16,947
Net expenditures for property, plant and equipment	$23,872	20,880	21,089		6,391		10,423
Number of employees at year-end	2,653	2,496	2,474		2,351		2,380
Diluted average shares outstanding	18,989	18,210	18,300		18,128		18,096
Closing share price at year-end	$29.00	26.00	19.83		21.65		16.30
Common stock price range during year	$21.71–29.88	17.39-26.23	18.25-22.17		14.50-22.90		13.18-22.00
Closing price/earnings ratio	18.5	20.6	27.2		27.8		35.4

(1) 2004 includes workforce reduction expenses of $2,301 pretax ($1,458 after–tax or $0.08 per diluted share). (2) 2003 includes sales of $6,430, gross profit of $2,917 and after-tax earnings of $1,796 ($0.10 per diluted share) related to the recognition of previously deferred revenue resulting from the amendment of a contract and pretax charges of $1,960 ($1,215 net of taxes or $0.07 per diluted share) related to the dissolution of a joint venture. (3) 2002 includes unusual charges of $5,002 pretax ($3,619 net of taxes or $0.20 per diluted share) primarily related to restructuring charges.

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

        In 2006, Tennant built on its strong 2005 performance with record net sales of $599.0 million and a 24.6% increase in diluted net earnings per share to $1.57. Current year growth in net sales of 8.3% was complemented by a year-over-year improvement of 14.7% in operating profit to $40.0 million. Our 2006 results included $3.4 million in costs to support our strategic initiatives and $1.0 million in stock option expense resulting from the required adoption of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment-Revised 2004” (“SFAS No. 123(R)”). Price increases taken earlier in the year and manufacturing cost-reduction actions were not enough to offset rising material costs, resulting in a decline in gross profit margins of 0.5 percentage points to 42%. Despite these increased costs, we were able to leverage our growth in net sales into improved profitability through operating efficiencies and cost controls within selling and administrative expenses. A decrease in the effective tax rate of 3.3 percentage points, primarily due to a one-time tax benefit, as well as an increase in interest and ESOP income also contributed to the improved profitability.

        Tennant’s financial position remains strong, enabling continued investment in innovative product development and global expansion. We ended 2006 with a debt-to-capital ratio of 1.6% and $45.3 million in cash, cash equivalents and short-term investments. We generated operating cash flows of $40.3 million during 2006.

        Shareholders’ equity increased by 18.9% to $229.7 million, as compared to 2005. In the fourth quarter of 2006, as required, we adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The new standard requires the net funded position of the our retirement benefit plans to be recognized as an asset or liability on our balance sheet. The net effect of adopting this new standard was an increase to shareholders’ equity of $0.6 million.

        During 2006, we incurred approximately $3.4 million in support of our previously disclosed China expansion and global manufacturing footprint consolidation initiatives. We manufactured our first product in our China facility during the third quarter of 2006 and have been successful at building our distributor base in China during the year. Our manufacturing footprint consolidation initiative was in its early phases during 2006 and is expected to be completed during 2007. We expect to incur approximately $3.5 million to $4.0 million in costs associated with completing these initiatives during 2007. Through these initiatives and by establishing Asia as a key source for parts and components, we expect to broaden our global sourcing capabilities, reduce product costs and improve operating efficiencies over the next three to five years.

        In connection with our manufacturing footprint consolidation, we anticipate selling our Maple Grove, Minnesota facility near the end of 2007. While we cannot estimate the impact of selling this facility because of the uncertainty of the transaction price and timing, we anticipate a substantial gain on the sale.

        During 2006, we decided to stop production of our Centurion chassis-mounted street sweeper once our remaining chassis commitment with a third-party manufacturer had been utilized. By the end of the year, we had produced and sold all of our remaining Centurions. During 2006, the Centurion contributed approximately $11 million to net sales. We discontinued this product in order to devote Tennant’s resources to stronger growth opportunities in other areas of the business.

        During 2006, we launched six new products which targeted all markets as part of our efforts to grow through innovation. A similar level of new product launches are planned for 2007. Sales of new products introduced in the past three years generated almost 30% of our total growth in net sales during 2006.

        We also grew our revenue base during 2006 through expanded market coverage in Europe with the acquisition of Hofmans Machinefabriek (“Hofmans”) in July 2006. Hofmans, a manufacturer of outdoor cleaning equipment based in Schaijk, The Netherlands, complements our current suite of products in the European market and adds approximately $7 million in annual revenue to our European operations. The acquisition is further discussed in Note 18 to the Consolidated Financial Statements. The operations of Hofmans have been included in our results of operations since July 3, 2006, the date of acquisition. We believe we can continue to grow our revenue through both innovation and expanded market coverage in 2007 and beyond.

        These initiatives also support our efforts to meet the business challenges we face. Current challenges facing Tennant include successful mitigation of continued cost increases for raw materials and other purchased components, due to rising commodity costs, through price increases and cost-reduction actions. We expect to see a continued upward trend in commodity prices driving increases in our cost of commodity-based products in 2007.

        The relative strength or weakness of the global economies in 2007 may also impact demand for our products and services in the markets we serve. Despite general improvements in macro-economic indicators for our industry in 2006, the global economy remains unpredictable and somewhat volatile.

        Lastly, our results continue to be impacted by changes in value of the U.S. dollar primarily against the Euro, the Australian and Canadian dollars, the British pound, the Japanese yen and the Chinese yuan. To the extent the applicable exchange rates weaken relative to the U.S. dollar, the related direct foreign currency exchange effect would have an unfavorable impact on our 2007 results. If the applicable exchange rates strengthen relative to the U.S. dollar, our results would be favorably impacted.

Historical Results

        The following compares the historical results of operations for the years ended December 31, 2006, 2005 and 2004 in dollars and as a percentage of net sales (dollars in thousands, except per share amounts):

	2006	%	2005	%	2004	%

Net sales	$598,981	100.0	$552,908	100.0	$507,785	100.0
Cost of sales	347,402	58.0	318,044	57.5	305,277	60.1

Gross profit	251,579	42.0	234,864	42.5	202,508	39.9

Research and development expenses	21,939	3.7	19,351	3.5	17,198	3.4
Selling and administrative expenses	189,676	31.7	180,676	32.7	164,003	32.3

Profit from operations	39,964	6.7	34,837	6.3	21,307	4.2
Interest income	2,698	0.5	1,691	0.3	1,479	0.3
Interest expense	(737)	0.1	(564)	0.1	(1,147)	0.2

Interest income, net	1,961	0.3	1,127	0.2	332	0.1
Net foreign currency transaction gains (losses)	516	0.1	8	–	(126)	–
ESOP income	1,205	0.2	387	0.1	262	0.1
Other expense, net	(344)	0.1	(1,365)	0.2	(396)	0.1

Total other income (expense)	1,377	0.2	(970)	0.2	(260)	0.1

Profit before income taxes	43,302	7.2	34,994	6.3	21,379	4.2
Income tax expense	13,493	2.3	12,058	2.2	7,999	1.6

Net earnings	$29,809	5.0	$22,936	4.2	$13,380	2.6

Earnings per diluted share	$1.57		$1.26		$0.73

Consolidated Financial Results

In 2006, net earnings increased 30.0% to $29.8 million or $1.57 per diluted share. Net earnings were impacted by:

•	Growth in net sales of 8.3% to $599.0 million, driven by increases in all geographic regions (North America, Europe and Other International) and all product categories (equipment; service, parts and consumables; and specialty surface coatings).
•	A gross profit margin decrease of 0.5 percentage points to 42.0% as price increases taken earlier in the year and cost reductions were not enough to offset higher material costs and expenses associated with the startup of our China facility and our manufacturing footprint consolidation.
•	A decrease in S&A expenses as a percentage of net sales of 1.0 percentage point as growth in net sales outpaced increases in S&A expenses, despite higher costs for strategic initiatives, stock option expense associated with the adoption of SFAS No. 123(R) and other cost increases.
•	An increase in interest and other income, net of $3.2 million primarily due to increased interest and ESOP income. In addition, Tennant’s contribution of $0.8 million to the Tennant Foundation in 2005 was not repeated in 2006.
•	A decrease in the effective tax rate of 3.3 percentage points to 31.2%, substantially related to a refund from a state protective tax claim and the release of tax reserves accrued in prior years.

In 2005, net earnings increased 71.4% to $22.9 million or $1.26 per diluted share. Net earnings were impacted by:

•	Growth in net sales of 8.9% to $552.9 million, driven by increases in all three geographic regions and all product categories. Growth in equipment sales was attributable to volume growth, primarily from new products, as well as price increases in certain geographic regions.
•	Gross profit margin improvement of 2.6 percentage points to 42.5%.
•	An increase in S&A as a percentage of sales of 0.4 percentage points due to increased expenses of $16.7 million. The increase was due in part to higher performance-based incentive compensation expense. Expanded sales and service market coverage, primarily in Europe, an increase in bad debt expense, senior management transition costs, higher fuel costs and Sarbanes-Oxley compliance costs also contributed to the increase.
•	A decrease in the effective tax rate of 2.9 percentage points to 34.5%, driven by the resolution of certain state, federal and foreign tax matters.

        We use Economic Profit as a key indicator of financial performance and the primary metric for performance-based incentives. Economic Profit is based on our net operating profit after taxes less a charge for the net assets used in the business. The key drivers of net operating profit we focus on include net sales, gross margin and operating expenses. The key drivers we focus on to measure how effectively we utilize net assets in the business include “Accounts Receivable Days Sales Outstanding” (DSO), “Days Inventory on Hand” (DIOH) and capital expenditures. These key drivers are discussed in greater depth throughout Management’s Discussion and Analysis.

Net Sales

        In 2006, consolidated net sales of $599.0 million increased 8.3% from 2005. Consolidated net sales of $552.9 million in 2005 increased 8.9% from 2004. In 2006, growth was driven by increases in all geographic regions and all product categories. Growth in equipment sales was attributable to volume growth and price increases. Equipment volume increases were driven by new product sales, organic growth in Europe and the acquisition of Hofmans. Organic volume growth in service, parts and consumables also contributed to the overall increase in net sales. Positive direct foreign currency exchange fluctuations increased net sales by approximately 1% in both 2006 and 2005.

        The following table sets forth for the years indicated net sales by geography and the related percent change from the prior year (dollars in thousands):

	2006	%	2005	%	2004	%

North America	$391,309	5.7	$370,142	8.3	$341,856	6.9
Europe	147,657	16.3	126,913	10.4	114,954	29.5
Other International	60,015	7.5	55,853	9.6	50,975	12.0

Total	$598,981	8.3	$552,908	8.9	$507,785	11.9

        North America – In 2006, North American net sales increased 5.7% to $391.3 million compared with $370.1 million in 2005. Growth in net sales was driven by volume increases in all product categories and price increases. Organic growth accounted for the volume increases in service, parts and consumables sales, while the volume growth in equipment sales was primarily driven by the continued success of new products. Growth in specialty surface coatings also contributed to the increase in North America net sales as compared to 2005.

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

        Europe – European net sales in 2006 increased 16.3% to $147.7 million compared to 2005 net sales of $126.9 million. Growth in net sales was driven by increased demand in certain regions and new product sales as well as price increases. The acquisition of Hofmans in July 2006 contributed $3.6 million to Europe’s 2006 sales growth. Organic volume growth in service, parts and consumables also contributed to the overall increase in net sales. Positive direct foreign currency exchange effects increased European net sales by approximately 2% in 2006.

        European net sales in 2005 increased 10.4% to $126.9 million compared to 2004. This increase was driven by growth in service, parts and consumables and equipment sales. Increases in service, parts and consumables were primarily due to expanded market coverage, while increases in equipment sales were driven by volume increases resulting from new products, price increases and expanded market coverage. In addition, the shipment of a large order to a new customer in the fourth quarter of 2005 contributed about 3% to Europe’s 2005 net sales similar to the large order which occurred in the first quarter of 2004. Positive direct foreign currency exchange effects increased European net sales by approximately 1% in 2005.

        Other International – Other international net sales in 2006 increased 7.5% to $60.0 million over 2005 net sales of $55.9 million. Growth in net sales was primarily driven by price increases, new product sales and expanded market coverage in China. Negative direct foreign currency exchange effects decreased net sales in other international markets by approximately 1% in 2006.

        Other international net sales for 2005 increased 9.6% to $55.9 million compared to 2004. Overall growth in net sales was primarily driven by volume growth due to new products as well as stronger sales in certain markets resulting from strengthening economies. Positive direct foreign currency exchange effects increased net sales in other international markets by approximately 1% in 2005.

Gross Profit

        Gross profit margin was 42.0% in 2006, declining 0.5 percentage points from 42.5% in 2005. Price increases taken earlier in the year and manufacturing cost-reduction actions were not enough to offset higher material costs and expenses associated with the startup of our China facility and our manufacturing footprint consolidation.

        Gross profit margin improved 2.6 percentage points to 42.5% in 2005 compared to 2004. Gross profit margin in 2005 was favorably impacted by operating efficiencies including cost-reduction actions taken in 2004, improved overhead absorption, and decreased net logistics costs as well as favorable foreign currency exchange. Also contributing to gross margin improvement was a favorable sales mix of products sold, including a higher percentage of direct sales which have higher gross margins. In addition, price increases implemented in the latter part of 2004 and early in 2005 neutralized the impact of higher steel costs that had adversely affected 2004 gross margins.

        Future gross profit margins could continue to be impacted by fluctuations in the cost of raw materials and other product components, competitive market conditions, the mix of products both within and among product lines and geographies, and foreign currency exchange effects.

Operating Expenses

        Research and Development Expenses – Research and development expenses increased $2.6 million, or 13.4% in 2006 compared to 2005, and increased 0.2% to 3.7% as a percentage of net sales in 2006. Research and development expenses increased $2.2 million, or 12.5% in 2005 compared to 2004, and increased 0.1% to 3.5% as a percentage of net sales in 2005. The increased research and development spending in 2006 related primarily to investments in new product development for manufacture in our China facility and new product launches in 2006 and 2007.

        We strive to be the industry leader in innovation and are committed to investing in research and development. We expect to maintain our spending on research and development at approximately 3-4% of net sales annually in support of this commitment.

        Selling and Administrative Expenses – S&A expenses increased by $9.0 million, or 5.0%, in 2006 compared to 2005. S&A expenses increased in part due to general inflationary cost increases including salaries & wages, medical, travel and fuel costs. Increases in sales incentives and warranty expenses driven primarily by growth in net sales and higher levels of marketing expenses for new product launches also contributed to the increase in S&A expenses over the prior year. Additional costs due to the inclusion of expenses related to the acquired operations of Hofmans, costs to support expansion in China and international growth initiatives further increased our S&A expenses in comparison to 2005. Lastly, 2006 S&A expenses include the impact of recognizing stock option expense associated with the adoption of SFAS No. 123(R). As a percentage of net sales, S&A expenses declined 1.0 percentage point to 31.7%, as growth in net sales outpaced these cost increases.

        During the first quarter of 2006, we adopted SFAS No. 123(R). SFAS No. 123(R) requires that compensation costs relating to share-based payment transactions, including employee stock options, be recognized in the financial statements. We applied the modified prospective approach to transition in our adoption of this standard. Compensation cost related to the unvested portion of awards outstanding as of the adoption date is based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123. As a result of the adoption of SFAS No. 123(R), S&A expenses for 2006 included $1.0 million ($0.6 million after-tax or $0.03 per diluted share) of expense related to stock options.

        S&A expenses increased 10.2% to $180.7 million in 2005 from $164.0 million in 2004. The increase in S&A expenses was primarily due to an increase in performance-based incentive compensation expense, including additional expense resulting from modifications to our management compensation program which discontinued annual employee stock option grants. Our modified program is primarily comprised of performance-based shares that are expensed over the performance period instead of stock option grants, for which there was no expense prior to the adoption of SFAS No. 123(R).

        S&A expense also increased in 2005 due to expanded sales and service market coverage, primarily in Europe, an increase in bad debt expense reflecting increased collection risk for certain customers, senior management transition costs, higher fuel costs for sales and service fleet vehicles and Sarbanes-Oxley compliance costs. S&A expenses as a percentage of net sales increased 0.4 percentage points to 32.7% as we were unable to fully leverage our increase in net sales against these higher costs.

Interest Income, Net

        Interest income, net was $2.0 million in 2006, an increase of $0.8 million from 2005. The increase was primarily a result of higher interest rates and average levels of cash and cash equivalents invested. In addition, short-term investments purchased during 2006 increased our level of interest earned. Interest income, net was $1.1 million in 2005, an increase of $0.8 million from 2004. Lower interest expense in 2005 due to a reduction in debt outstanding and an increase in interest income on higher average cash balances drove the net change between periods.

Other (Expense) Income, Net

        The $2.3 million change in other (expense) income, net between 2006 and 2005 was primarily due to contributions made to the Tennant Foundation during 2005 that have not been repeated in 2006, increased ESOP income due to a higher average stock price in 2006 than 2005 and fluctuations in foreign currency exchange rates. The change in other (expense) income, net between 2004 and 2005 was primarily due to the discretionary contribution of $0.8 million to the Tennant Foundation during 2005.

Income Taxes

        Our effective income tax rate was 31.2%, 34.5% and 37.4% for the years 2006, 2005 and 2004, respectively. The decrease in the 2006 effective tax rate was substantially related to a refund from a state tax protective claim and the release of tax reserves accrued in prior years. In 2005, the effective rate was favorably impacted by the resolution of certain outstanding federal, state and foreign tax matters.

        During each of the past three years, we had a favorable impact from the Extraterritorial Income Exclusion Act (ETI Act), a U.S. tax law, of approximately 2-4% on our effective tax rate. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, which phased out the ETI Act tax benefit during 2005 and 2006. In addition, the new law established a manufacturing deduction for profits on U.S. manufactured product to be phased in through 2010. For 2006, the phase-out of the ETI Act tax benefit was substantially offset by the phase-in of the U.S. manufacturing deduction. For 2007, we expect the change in the U.S. tax law will have less than one percentage point negative impact on our effective tax rate since the ETI is phased out more quickly than the phase-in of the U.S. manufacturing deduction.

        The American Jobs Creation Act of 2004 also had a provision to allow companies to repatriate earnings from their foreign subsidiaries at a favorable tax rate. We did not repatriate any earnings under the act and we do not plan to repatriate earnings from our foreign subsidiaries in the foreseeable future.

        We expect our effective tax rate in 2007 to be approximately 36%. This rate may vary based on changes in mix of taxable earnings by country and on our ability to utilize the available foreign net operating loss carryforwards.

Liquidity and Capital Resources

        During 2006, our financial condition remained strong. Our debt-to-capital ratio was 1.6% at December 31, 2006, compared with 2.0% at December 31, 2005. At December 31, 2006, our capital structure was comprised of $1.8 million of current debt, $1.9 million of long-term debt and $229.7 million of shareholders’ equity.

        As of December 31, 2006, we had available committed and uncommitted lines of credit totaling approximately $50 million, with terms generally one year or less, and a $2.9 million letter of credit outstanding. We also have a stand alone letter of credit of approximately $0.1 million outstanding as of December 31, 2006. At December 31, 2006, we were in compliance with all debt covenants.

        Cash, cash equivalents and short-term investments totaled $45.3 million at December 31, 2006, up 9.6% from $41.3 million as of December 31, 2005. Cash and cash equivalents held by our foreign subsidiaries totaled $6.7 million at December 31, 2006. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.5 at December 31, 2006, and 2.4 at December 31, 2005, based on working capital of $140.6 million and $122.6 million, respectively.

        If the global economy deteriorates, it could have an unfavorable impact on the demand for our products and, as a result, our operating cash flow. We believe that the combination of internally generated funds, present capital resources and available financing sources are more than sufficient to meet cash requirements for 2007.

        Our contractual cash obligations and commitments at December 31, 2006, are summarized in the following table (in thousands):

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

On-balance sheet obligations:
Collateralized borrowings(1)	$—	$—	$—	$—	$—
Capital leases	3,137	1,591	1,494	52	—
Interest payments on capital leases	210	108	97	5	—
Residual value guarantee(2)	900	578	319	3	—
Retirement benefit plans(3)	1,181	1,181	—	—	—
Deferred compensation arrangements(4)	7,093	1,293	1,902	1,120	2,778
Other long-term employee benefits(5)	—	—	—	—	—

Total on-balance sheet obligations	$12,521	$4,751	$3,812	$1,180	$2,778

Off-balance sheet arrangements:
Operating leases	21,503	8,122	8,833	3,358	1,190
Purchase obligations	60,382	57,684	2,698	—	—

Total off-balance sheet obligations	$81,885	$65,806	$11,531	$3,358	$1,190

Total contractual obligations	$94,406	$70,557	$15,343	$4,538	$3,968

        (1) Collateralized borrowings on our balance sheet totalling $0.4 million represent deferred sales proceeds on certain leasing transactions in Europe accounted for as borrowings under SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). We do not expect to have to fund these obligations; as a result, these obligations are not included in the contractual cash obligations and commitments table.

        (2) Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $10.6 million, of which we have guaranteed $8.1 million. As of December 31, 2006, we have recorded a liability for the fair value of this residual value guarantee of $0.9 million.

        (3) Our retirement benefit plans, as described in Note 9 to the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Our plan obligations totaled $19.0 million as of December 31, 2006. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our $1.2 million of 2007 expected contributions in the contractual cash obligations and commitments table.

        (4) The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $7.1 million as of December 31, 2006. Our estimated distributions in the contractual cash obligations and commitments table are based upon a number of assumptions including termination dates and participant distribution elections.

        (5) Other long-term employee benefit arrangements are comprised of long-term incentive compensation arrangements with certain key management, foreign defined contribution plans and other long-term arrangements totaling $2.1 million. We cannot predict the timing or amount of our future payments associated with these arrangements; as a result, these obligations are not included in the contractual cash obligations and commitments table.

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

        We have a cancellation clause with our third-party logistics provider which would require payment of a cancellation fee in the event we elect to cancel the agreement prior to the contract expiration date. This fee, which approximated $0.6 million at December 31, 2006, declines on a straight-line basis through December 2007. In addition, in the event that we elect to cancel the agreement, we would be required to assume the underlying building lease for the remainder of its term. We have applied the provisions of EITF 01-8, “Determining Whether an Arrangement Contains a Lease,” and have determined that our agreement with our third-party logistics provider contains an operating lease under SFAS No. 13. As a result, we have included the future minimum lease payments related to the underlying building lease in our operating lease commitments in the contractual cash obligations and commitments table.

        Unconditional purchase obligations include purchase orders entered into in the ordinary course of business and contractual purchase commitments. During July 2005, we amended our 2003 purchase commitment with a third-party manufacturer to extend the terms of the agreement to September 2008. The remaining commitment under this agreement totaled $5.0 million as of December 31, 2006. This purchase commitment has been included in the contractual cash obligations and commitments table along with purchase orders entered into in the ordinary course of business.

Cash Requirements

        Operating Activities – Cash provided by operating activities was $40.3 million in 2006, $44.2 million in 2005 and $36.7 million in 2004. The cash provided by operating activities in 2006 was impacted by strong net earnings and an increase in non-cash share-based compensation expense, an increase in accounts payable, employee compensation and benefits and other accrued expenses. The increase in share-based compensation expense was primarily attributable to the inclusion of stock option expense under SFAS No. 123(R) in 2006 and an increase in expense associated with performance share and restricted stock awards. The increases in accounts payable, employee compensation and benefits and other accrued expenses were attributable to higher accruals for volume-based incentives and warranty, an increase in payroll accruals as well as timing of payments. Partially offsetting these sources of cash were an increase in receivables driven by higher fourth-quarter sales volumes and an increase in inventory. The increase in inventory was in support of new product launches and the addition of our manufacturing facility in China.

        Cash flow from operations declined $3.9 million in 2006 compared to 2005. This decrease was primarily driven by an increase in inventory, payments of prior year annual performance-based incentive accruals and an increase in estimated tax payments during 2006.

        In 2005, cash provided from operating activities was impacted by strong net earnings and an increase in accounts payable, employee compensation and benefits and other accrued expenses. The increases in accounts payable, employee compensation and benefits and other accrued expenses were attributable to higher accruals for annual performance-based incentive payments and timing of payments. Partially offsetting these sources of cash were an increase in receivables and a decrease in other current/noncurrent assets and liabilities. The increase in receivables was driven by higher fourth-quarter sales volumes while the decrease in other current/noncurrent assets and liabilities was primarily due to a large, lump-sum payment of deferred compensation in 2005.

        As discussed previously, two metrics used by management to evaluate how effectively we utilize our net assets are “Accounts Receivable Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics for the years indicated were as follows (in days):

	2006	2005	2004

DIOH	82	82	87
DSO	61	61	60

        DIOH remained at 82 days in 2006 compared to 2005 as inventory grew at the same pace as demand during the year. The improvement in DIOH of 5 days in 2005 reflects a continued focus on inventory reduction initiatives and the introduction of lean manufacturing principles.

        Investing Activities – Net cash used in investing activities was $46.0 million in 2006, $11.8 million in 2005 and $32.1 million in 2004. Cash used in investing activities in 2006 was driven by capital expenditures, purchases of short-term investments and the acquisition of Hofmans. Cash used in investing activities in 2005 was driven by capital expenditures, partially offset by proceeds from disposition of property, plant and equipment and sales of short-term investments.

        Capital expenditures were $23.9 million during 2006 compared to $20.9 million in 2005. Capital expenditures were $21.1 million in 2004. Capital expenditures in 2006 included continued expansion of our information systems capabilities and investments in new product tooling as well as capital spending in support of our China expansion initiative. Capital expenditures in 2005 included investments in new product tooling and expansion of our information system capabilities. Capital expenditures in 2004 included the installation of a new powder paint system and the purchase of additional system components to provide a platform to expand the capabilities of our information systems.

        In 2007, capital expenditures are expected to approximate $23 to $28 million. Significant capital projects planned for 2007 include continued investments in our footprint consolidation initiative, new product tooling and capital spending related to our global expansion initiatives. Capital expenditures in 2007 are expected to be financed primarily with funds from operations.

        Proceeds from dispositions of property, plant and equipment in 2005 include $1.5 million in proceeds from the sale of a distribution center in Holland, Michigan.

        In July 2006, we acquired Hofmans for a purchase price of $8.6 million, subject to certain post-closing adjustments. The cost of the acquisition was paid for in cash with funds provided by operations.

        In January 2004, we acquired all of the stock of Walter-Broadley for $6.5 million in the form of cash and debt as well as assuming $2.6 million in outstanding debt, of which $2.5 million was immediately retired. The cost of the acquisition was paid for in cash with funds provided by operations.

        Subsequent to December 31, 2006, we acquired Floorep Limited, which is a distributor of cleaning equipment based in Scotland for $3.6 million in cash.

        Financing Activities – Net cash used by financing activities was $4.9 million in 2006, $8.1 million in 2005 and $12.1 million in 2004. In 2006, significant uses of cash included $8.6 million of dividends paid and $5.3 million in repurchases of common stock related to our share repurchase program. In 2005, significant uses of cash included $7.9 million in dividends paid, a $5.0 million scheduled debt repayment and $3.5 million in repurchases of common stock related to our share repurchase program.

        Proceeds from issuance of common stock were $8.5 million in 2006 and $7.9 million in 2005. Proceeds in both years were driven by an increase in employees’ stock option exercises due to a higher average stock price and senior management transitions.

        Cash dividends increased for the 35th consecutive year to $0.46 per share in 2006, an increase of $0.02 per share over 2005.

        In November 2004, an additional 400,000 shares were authorized under the share repurchase program approved by the Board of Directors in May 2001. In August 2006, the Board of Directors approved the adjustment of the number of shares then available for repurchase to reflect the impact of the two-for-one stock split, which increased the number of shares available for repurchase from approximately 281,000 immediately before the stock split to approximately 562,000.

        Repurchases made in 2006 prior to the stock split on July 26, 2006 totaled approximately 61,000 shares at an average repurchase price of $46.36 or 122,000 shares at $23.18, post-split. Following the stock split, approximately 87,000 shares were repurchased at an average price of $27.96. Shares repurchased during 2005 and 2004 approximated 92,000 and 73,000 on a post-split basis, respectively. The average post-split repurchase price was $18.83 during 2005 and $19.56 during 2004.

        At December 31, 2006, approximately 475,000 shares were authorized for repurchase.

New Accounting Pronouncements

        In March 2006, the FASB released EITF Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (“EITF Issue No. 06-3”). EITF Issue No. 06-3 concluded that the presentation of sales, use, value-added and certain excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed in the financial statements. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF Issue No. 06-3 is effective for periods beginning after December 15, 2006. Our accounting policy is to present these on a net basis.

        In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements are effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of FIN No. 48 will have a material impact on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure about fair value measurements. The requirements are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our Consolidated Financial Statements. We do not expect the adoption of SFAS No. 157 will have a material impact on our financial condition, results of operations or cash flows.

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

        Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Bad debt write-offs as a percentage of net sales were 0.3% in 2006, 0.2% in 2005 and 0.3% in 2004. As of December 31, 2006, we had $2.2 million reserved against our accounts receivable for doubtful accounts.

        Inventory Reserves – We value our inventory at the lower of the cost of inventory or fair market value through the establishment of a reserve for excess, slow moving and obsolete inventory. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed by comparing our inventory levels to our projected demand requirements based on historical demand, market conditions and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for certain products. This reserve creates a new cost basis for these products and is considered permanent.

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

        As of December 31, 2006, we had $4.4 million reserved against inventories.

        Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to net sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty expense as a percentage of net sales was 1.4% in 2006, 1.3% in 2005 and 1.5% in 2004. As of December 31, 2006, we had $6.9 million reserved for future estimated warranty costs.

        Income Taxes – When preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions. We also establish reserves for income tax contingencies for certain tax matters that are complex in nature and uncertain as to the ultimate outcome. Although we believe that our tax return positions are fully supportable, we consider the likelihood of these matters being challenged by tax authorities and our ability to ultimately prevail in defending these matters when establishing these reserves. We adjust our reserves in light of changing facts and circumstances, such as the closing of a tax audit. We believe that our current reserves are adequate and reflect the most probable outcome of known tax contingencies. However, the ultimate outcome may differ from our estimates and assumptions and could impact the income tax expense reflected in our consolidated statements of earnings.

        Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our consolidated statements of earnings. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is less likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2006, a valuation allowance of $11.0 million was recorded against foreign tax loss carryforwards.

Cautionary Factors Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:

•	Geopolitical and economic uncertainty throughout the world.
•	Changes in laws, including changes in accounting standards and taxation changes, such as the effects of the American Jobs Creation Act of 2004 and the adoption of SFAS No. 123(R), including the timing and method of stock option exercises.
•	Inflationary pressures.
•	Potential for increased competition in our business.
•	Relative strength of the U.S. dollar, which affects the cost of our materials and products bought and sold internationally.
•	Fluctuations in the cost or availability of raw materials and purchased components.
•	Success and timing of new products.
•	Ability to achieve projections of future financial and operating results.
•	Successful integration of acquisitions, including ability to carry acquired goodwill at current values.
•	Ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.
•	Ability to achieve anticipated global sourcing cost reductions.
•	Unforeseen product quality problems.
•	Ability to acquire, retain and protect proprietary intellectual property rights.
•	Effects of litigation, including threatened or pending litigation.
•	Price and timing of the sale of our Maple Grove, Minnesota manufacturing facility.
•	Ability to benefit from production reallocation plans, including benefits from our expansion into China.
•	Plans for growth.

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

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

        Foreign Currency Exchange Risk – Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposures are with the Euro, the Canadian dollar, the Australian dollar, the British pound, the Chinese yuan and the Japanese yen against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between Tennant operations in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations.

        Because our products are currently manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of approximately $54 million and $45 million at the end of 2006 and 2005, respectively. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of December 31, 2006, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.

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

        Increases in worldwide demand and other factors affect the price for steel and related products. We do not maintain an inventory of raw or fabricated steel in excess of near-term production requirements. As a result, increases in the price of steel can significantly increase the cost of our steel-based raw materials and component parts if we are not able to fully mitigate with price increases or cost-reduction actions.

        During 2006, our purchased material and other costs were unfavorably impacted by commodity prices and we were not able to fully mitigate these higher costs with selling price increases and cost-reduction actions. We will continue to focus on mitigating the risk of continued future raw material or other product component increases through product pricing, negotiations with our vendors and cost-reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices remain at their current levels or continue to increase, our results may be unfavorably impacted in 2007.

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

ITEM 8 – Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (COSO), our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ H. Chris Killingstad

H. Chris Killingstad President and Chief Executive Officer

/s/ Thomas Paulson

Thomas Paulson Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tennant Company:

        We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls and Procedures, that Tennant Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tennant Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management’s assessment that Tennant Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Tennant Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        /s/ KPMG LLP

        Minneapolis, MN

        February 26, 2007

Consolidated Statements of Earnings

TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except per share data)

Years ended December 31	2006	2005	2004

Net sales	$598,981	$552,908	$507,785
Cost of sales	347,402	318,044	305,277

Gross profit	251,579	234,864	202,508

Operating expense:
Research and development expenses	21,939	19,351	17,198
Selling and administrative expenses	189,676	180,676	164,003

Total operating expenses	211,615	200,027	181,201

Profit from operations	39,964	34,837	21,307
Other income (expense):
Interest income	2,698	1,691	1,479
Interest expense	(737)	(564)	(1,147)
Net foreign currency transaction gains (losses)	516	8	(126)
ESOP income	1,205	387	262
Other expense, net	(344)	(1,365)	(396)

Total other income	3,338	157	72

Profit before income taxes	43,302	34,994	21,379
Income tax expense	13,493	12,058	7,999

Net earnings	$29,809	$22,936	$13,380

Basic earnings per share	$1.61	$1.27	$0.74

Diluted earnings per share	$1.57	$1.26	$0.73

        See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

December 31	2006	2005

Assets
CURRENT ASSETS
Cash and cash equivalents	$31,021	$41,287
Short-term investments	14,250	—
Receivables:
Trade, less allowances for doubtful accounts and returns ($3,347 in 2006 and $4,756 in 2005)	115,146	104,119
Other, net	1,180	1,798

Net receivables	116,326	105,917
Inventories	60,978	52,666
Prepaid expenses	4,531	3,503
Deferred income taxes, current portion	8,298	8,228

Total current assets	235,404	211,601
Property, plant and equipment	244,283	221,620
Accumulated depreciation	(161,448)	(149,032)

Property, plant and equipment, net	82,835	72,588
Deferred income taxes, long-term portion	1,574	1,522
Goodwill	26,298	22,253
Intangible assets, net	4,581	1,502
Other assets	3,558	2,006

Total assets	$354,250	$311,472

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES
Current debt	$1,812	$2,232
Accounts payable	31,326	26,447
Employee compensation and benefits	32,374	31,501
Income taxes payable	710	3,172
Other current liabilities	28,582	25,613

Total current liabilities	94,804	88,965
LONG-TERM LIABILITIES
Long-term debt	1,907	1,608
Employee-related benefits	27,081	27,797
Deferred income taxes, long-term portion	794	—

Total long-term liabilities	29,782	29,405

Total liabilities	124,586	118,370
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock of $0.02 par value per share, authorized 1,000,000; none issued	—	—
Common stock of $0.375 par value per share, authorized 60,000,000; issued and outstanding 18,753,648 shares in 2006 and 9,191,205 shares in 2005	7,045	3,459
Additional paid-in capital	14,223	6,963
Retained earnings	210,457	189,221
Accumulated other comprehensive income (loss)	647	(2,931)
Receivable from ESOP	(2,708)	(3,610)

Total shareholders’ equity	229,664	193,102

Total liabilities and shareholders’ equity	$354,250	$311,472

        See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

TENNANT COMPANY AND SUBSIDIARIES

(In thousands)

Years ended December 31	2006	2005	2004

CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net earnings	$29,809	$22,936	$13,380
Adjustments to net earnings to arrive at operating cash flow:
Depreciation	13,711	12,950	12,796
Amortization	610	89	176
Deferred tax (benefit) expense	(70)	(465)	973
Stock-based compensation expense	3,521	2,015	399
ESOP expense	112	580	623
Tax benefit on ESOP and stock plans	58	1,495	307
Provision for bad debts and returns	532	1,021	954
Changes in operating assets and liabilities excluding the impact of acquisitions:
Accounts receivable	(9,790)	(8,620)	(10,974)
Inventories	(3,104)	(59)	3,672
Accounts payable	3,308	3,397	3,584
Employee compensation and benefits and other accrued expenses	2,697	8,507	6,829
Income taxes payable	(2,608)	221	1,280
Other current/noncurrent assets and liabilities	(1,197)	(1,883)	2,492
Other, net	2,730	2,053	206

Net cash flows related to operating activities	40,319	44,237	36,697
CASH FLOWS RELATED TO INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(23,872)	(20,880)	(21,089)
Proceeds from disposals of property, plant and equipment	632	3,049	1,568
Acquisition of businesses, net	(8,469)	—	(6,491)
Purchases of short-term investments	(14,250)	—	(13,975)
Sales of short-term investments	—	6,050	7,925

Net cash flows related to investing activities	(45,959)	(11,781)	(32,062)
CASH FLOWS RELATED TO FINANCING ACTIVITIES
Payments on capital leases	(2,257)	(885)	—
Payment of long-term debt	—	(5,000)	—
Repayment of assumed Walter-Broadley debt	—	—	(2,516)
Net change of short-term borrowings	—	—	(1,729)
Proceeds from issuance of common stock	8,477	7,874	1,520
Tax benefit on stock plans	1,334	—	—
Purchase of common stock	(5,275)	(3,471)	(2,842)
Dividends paid	(8,574)	(7,919)	(7,735)
Principal payment from ESOP	1,419	1,290	1,172

Net cash flows related to financing activities	(4,876)	(8,111)	(12,130)
Effect of exchange rate changes on cash and cash equivalents	250	105	(255)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,266)	24,450	(7,750)
Cash and cash equivalents at beginning of year	41,287	16,837	24,587

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,021	$41,287	$16,837

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$15,207	$9,076	$4,837
Interest	$322	$638	$1,198
Supplemental non-cash investing and financing activities:
Collateralized borrowings incurred for operating lease equipment	$427	$178	$415
Capital expenditures funded through capital leases	$2,872	$2,553	$1,090

        See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

Years ended December 31	2006		2005		2004

	Shares (1)	Amount	Shares	Amount	Shares	Amount

COMMON STOCK
Beginning balance	9,191,205	$3,459	9,003,209	$3,388	8,994,745	$3,385
Stock split	9,305,523	3,490	—	—	—	—
Issue stock for directors, employee benefit and stock plans	410,541	154	280,185	105	81,130	30
Purchase of common stock	(153,621)	(58)	(92,189)	(34)	(72,666)	(27)

Ending balance	18,753,648	$7,045	9,191,205	$3,459	9,003,209	$3,388

ADDITIONAL PAID-IN CAPITAL
Beginning balance		$6,963		$163		$(196)
Stock split		(3,490)		—		—
Issue stock for directors, employee benefit plans and stock plans		9,938		6,633		2,738
Share-based compensation		4,694		—		—
Tax benefit on stock plans		1,334		1,423		—
Purchase of common stock		(5,217)		(1,256)		(2,379)

Ending balance		$14,223		$6,963		$163

RETAINED EARNINGS
Beginning balance		$189,221		$174,132		$168,180
Net earnings		29,809		22,936		13,380
Dividends paid, $0.46, $0.44 and $0.43, respectively, per common share		(8,574)		(7,919)		(7,735)
Issue stock for employee benefit plans and directors		—		2,181		436
Purchase of common stock		—		(2,181)		(436)
Tax benefit on ESOP		58		72		307
Adjustment related to SFAS No. 158 adoption		(57)		—		—

Ending balance		$210,457		$189,221		$174,132

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)(1)
Beginning balance		$(2,931)		$864		$(338)
Foreign currency translation adjustments		2,763		(2,813)		1,202
Minimum pension liability, net of tax		815		(982)		—

Ending balance		$647		$(2,931)		$864

RECEIVABLE FROM ESOP
Beginning balance		$(3,610)		$(4,513)		$(5,415)
Principal payments		1,419		1,290		1,172
Shares allocated		(517)		(387)		(270)

Ending balance		$(2,708)		$(3,610)		$(4,513)

Total shareholders’ equity		$229,664		$193,102		$174,034

(1) Reconciliations of net earnings to comprehensive income are as follows:
Net earnings		$29,809		$22,936		$13,380
Foreign currency translation adjustments		2,763		(2,813)		1,202
Minimum pension liability, net of tax		815		(982)		—

Comprehensive income		$33,387		$19,141		$14,582

        The company had 60,000,000 authorized shares of common stock as of December 31, 2006.

        The company had 30,000,000 authorized shares of common stock as of December 31, 2005 and 2004.

        (1)Adjusted for the two-for-one stock split effective July 26, 2006.

        See accompanying Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

1.	Summary of Significant Accounting Policies and Other Related Data

        NATURE OF OPERATIONS – Our primary business is the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. We provide equipment, parts and consumables and specialty surface coatings to contract cleaners, corporations, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Our products are sold in North America, Europe and other international markets including the Middle East, Asia, Japan, Latin America and Australia.

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

        USE OF ESTIMATES – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS – We consider all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

        SHORT-TERM INVESTMENTS – Short-term investments with average maturities of less than one year are classified and accounted for as available-for-sale and carried at fair value. Changes in fair value are reported as accumulated other comprehensive income (loss). There were no unrealized gains or losses during the year ended December 31, 2006. The estimated fair value of these securities approximated their cost due to their short maturities.

        RECEIVABLES – Credit is granted to our customers in the normal course of business. Management performs ongoing credit evaluations of customers and maintains allowances for potential credit losses and product returns based on historical write-off experience, evaluation of specific customer accounts and anticipated sales returns. Past-due balances are reviewed for collectibility based on agreed-upon contractual terms. Uncollectible accounts are written-off against the allowance when it is deemed that a customer account is uncollectible. Receivables are recorded at original carrying value less reserves for estimated uncollectible accounts and sales returns.

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

        GOODWILL – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is reviewed annually or at the time of a triggering event for impairment. In assessing the recoverability of goodwill, we compare the reporting unit’s carrying value of goodwill to its fair value. During the fourth quarter of 2006, we completed our annual impairment test and concluded that goodwill is not impaired.

        INTANGIBLE ASSETS – Intangible assets consist of definite lived customer lists, an acquired trade name, technology and an order book. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from eight months to 22 years.

        IMPAIRMENT OF LONG-LIVED ASSETS – We periodically review our intangible and long-lived assets for impairment and assess whether events or circumstances indicate that the carrying amount of the assets may not be recoverable. We generally deem an asset group to be impaired if an estimate of undiscounted future operating cash flows is less than its carrying amount. If impaired, an impairment loss is recognized based on the excess of the carrying amount of the asset group over its fair value.

        WARRANTY – We record a liability for estimated warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty terms on machines range from one to four years.

        PENSION AND PROFIT SHARING PLANS – We have pension and/or profit sharing plans covering substantially all of our employees. Pension plan costs are accrued based on actuarial estimates with the pension cost funded annually.

        POSTRETIREMENT BENEFITS – We recognize the cost of retiree health benefits over the employees’ period of service.

        DERIVATIVE FINANCIAL INSTRUMENTS – We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities (principally the Euro, British pound, Australian dollar, Canadian dollar and Japanese yen). We have elected not to apply hedge accounting treatment to these contracts as our contracts are for a short duration. These contracts are marked-to-market with the related asset or liability recorded in prepaid or accrued expenses, as applicable. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. Gains or losses on forward foreign exchange contracts to hedge foreign currency-denominated net assets and liabilities are recognized in other income under net foreign currency transaction gains (losses) within the Consolidated Statements of Earnings on a current basis over the term of the contracts.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        Customers may obtain financing through third-party leasing companies to assist in their acquisition of our equipment products. Certain lease transactions classified as operating leases contain retained ownership provisions or guarantees, which results in recognition of revenue over the lease term. Revenue for short-term rental transactions are recognized at the time customers convert the short-term rental to an outright purchase or long-term lease of the equipment. As a result, we defer the sale on both of these transactions and record the sales proceeds as collateralized borrowings or deferred revenue. The underlying equipment relating to operating leases is depreciated on a straight-line basis, not to exceed the equipment’s estimated useful life.

        We apply the provisions of Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables” to arrangements with multiple deliverables. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which multiple revenue-generating activities are performed as well as how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Under EITF 00-21, revenues from contracts with multiple element arrangements are recognized as each element is earned. We offer service contracts in conjunction with equipment sales in addition to selling equipment and service contracts separately. When equipment and service contracts are sold at the same time, we first apply FASB Technical Bulletin 90–1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” and deduct from the sales proceeds the separately priced service contract. The balance of the consideration is allocated to the equipment and recognized when the equipment is shipped. Sales proceeds allocated to service contracts are deferred if the proceeds are received in advance of the service and recognized ratably over the contract period.

        RESEARCH AND DEVELOPMENT – Research and development costs are expensed as incurred.

        INCOME TAXES – Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided when, in management’s judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have established contingent tax liabilities using management’s best judgment. We adjust these liabilities as facts and circumstances change.

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

        STOCK SPLIT – On April 26, 2006, the Board of Directors declared a two-for-one common stock split effective July 26, 2006. As a result of the stock split, shareholders of record received one additional common share for every share held at the close of business on July 12, 2006. All share and per share data has been retroactively adjusted to reflect the stock split, except for the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

        NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS – On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment-Revised 2004” (“SFAS No. 123(R)”), using the modified prospective transition method. Under this method, share-based employee compensation cost is recognized using the fair-value based method for all new awards granted after January 1, 2006. Compensation costs for unvested stock options and awards that were outstanding as of the adoption date are being recognized, beginning January 1, 2006, over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

        In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted the provisions of SAB No. 108 as of December 31, 2006. The adoption did not have an impact on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize on its balance sheet the funded status of a benefit plan. Gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income are also required to be recognized. In addition, the measurement date of defined benefit plan assets and obligations must coincide with the year-end date and certain disclosures are required in the notes to the financial statements. We have adopted the recognition, disclosure and measurement date requirements as further discussed in Note 9.

2.	Management Actions

        2004 ACTIONS – Management approved actions to reduce costs as a part of a continuing effort to improve profitability during 2004. These actions included the elimination of a net 64 management and administrative positions companywide and were substantially completed by the end of first quarter of 2005. The workforce reductions resulted in the recognition of a net pretax charge of $2,301 ($1,458 after-tax, or $0.08 per diluted share) in our 2004 results. The charge consists primarily of severance and outplacement benefits and is included within Selling and Administrative (S&A) Expenses in the Consolidated Statements of Earnings. The severance and outplacement benefits were accounted for under SFAS No. 112, “Employers’ Accounting for Postretirement Benefits.”

        The components of the 2004 workforce reduction charges and cash and non-cash applications against these charges were as follows:

Severance, Early Retirement and Related Costs

2004 Initial Charges	$2,704
2004 Utilization:
Cash	(1,259)
Non-cash	—
Change in estimate	(403)

2004 Year-end liability balance	$1,042

2005 Utilization:
Cash	(999)
Non-cash	(6)
Change in estimate	(37)

2005 Year-end liability balance	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

3.	Inventories

        The composition of inventories at December 31, was as follows:

	2006	2005

Inventories carried at LIFO:
Finished goods	$36,513	$35,539
Raw materials, production parts and work-in-process	20,110	17,642
LIFO reserve	(25,731)	(24,060)

Total LIFO inventories	30,892	29,121
Inventories carried at FIFO:
Finished goods	21,387	18,286
Raw materials, production parts and work-in-process	8,699	5,259

Total FIFO inventories	30,086	23,545

Total inventories	$60,978	$52,666

        The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

4.	Property, Plant and Equipment

        Property, plant and equipment and related accumulated depreciation, including equipment under capital leases, at December 31, consisted of the following:

	2006	2005

Land	$3,177	$3,123
Buildings and improvements	36,600	35,622
Machinery and equipment	188,103	174,367
Work in progress	16,403	8,508

Total property, plant and equipment	244,283	221,620
Less accumulated depreciation	(161,448)	(149,032)

Net property, plant and equipment	$82,835	$72,588

5.	Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill as of December 31, are as follows:

	2006	2005

Beginning balance	$22,253	$23,476
Additions	2,787	—
Foreign currency fluctuations	1,258	(1,223)

Ending balance	$26,298	$22,253

        The balances of acquired intangible assets, excluding goodwill, as of December 31, are as follows:

	Customer Lists and Order Book	Trade Name	Technology	Total

Balance as of December 31, 2005
Original cost	$1,573	$295	$—	$1,868
Accumulated amortization	(154)	(143)	—	(297)
Foreign currency fluctuations	(39)	(30)	—	(69)

Carrying value	$1,380	$122	$—	$1,502

Weighted-average original life (in years)	17	4	—

Balance as of December 31, 2006
Original cost	$3,147	$295	$1,900	$5,342
Accumulated amortization	(608)	(233)	(147)	(988)
Foreign currency fluctuations	235	(15)	7	227

Carrying value	$2,774	$47	$1,760	$4,581

Weighted-average original life (in years)	14	4	10

        Amortization expense on intangible assets was $675, $165 and $132 for the years ended December 31, 2006, 2005, and 2004, respectively.

        The additions to goodwill and intangible assets during 2006 were based on the purchase price allocation of the Hofmans acquisition in July 2006, as discussed in Note 18. The intangible assets consisted of technology, a customer list and an order book and are amortized over useful lives of two to 22 years, 15 years and eight months, respectively.

        The additions to intangible assets during 2005 consisted of an acquired customer list, which is amortized over a useful life of seven years.

        Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years is as follows:

2007	$628
2008	418
2009	360
2010	358
2011	356
Thereafter	2,461

$4,581

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

6.	Short- and Long-Term Debt

        The components of our outstanding debt as of December 31, consisted of the following:

		Interest Rates		Outstanding Balance
	Maturity Dates	2006	2005	2006	2005

Notes payable		—	1.25– 1.75%	$—	$476
Collateralized borrowings	2007- 2010	2.94– 4.50%	4.50%	371	933
Capital lease obligations	2007- 2011	4.50– 7.00%	4.50– 7.00%	3,348	2,431

Total outstanding debt				3,719	3,840
Less: current portion				1,812	2,232

Long-term portion				$1,907	$1,608

        The aggregate maturities of our outstanding debt including capital lease obligations as of December 31, 2006, are as follows:

2007	$1,812
2008	1,175
2009	670
2010	47
2011	15
Thereafter	—

Total	$3,719

        Collateralized borrowings represent deferred sales proceeds on certain leasing transactions with third-party leasing companies. These transactions are accounted for as borrowings in accordance with SFAS No. 13, with the related assets capitalized as property, plant and equipment and depreciated straight-line over the lease term.

        Capital lease obligations outstanding are primarily related to sale-leaseback transactions with third-party leasing companies whereby we sell our manufactured equipment to the leasing company and lease it back. The equipment covered by these leases is rented to our customers over the lease term.

        At December 31, 2006, we had available uncommitted lines of credit with banks of approximately $25,000 and available committed lines of credit of approximately $24,600. As of December 31, 2006, we had used $2,900 under these facilities to support outstanding letters of credit. We also have a stand alone letter of credit of approximately $100 outstanding as of December 31, 2006. There were no outstanding borrowings under these facilities as of December 31, 2006.

7.	Other Current Liabilities

        Other current liabilities at December 31, consisted of the following:

	2006	2005

Taxes, other than income taxes	$3,224	$3,057
Warranty	6,868	6,146
Deferred revenue	2,664	2,526
Rebates	4,681	4,837
Other	11,145	9,047

Total	$28,582	$25,613

        The changes in warranty reserves for the three years ended December 31 were as follows:

	2006	2005	2004

Beginning balance	$6,146	$6,180	$6,018
Additions charged to expense	8,258	7,668	7,517
Changes in estimates	153	(398)	(122)
Acquired reserves	89	—	—
Foreign currency	135	(122)	72
Claims paid	(7,913)	(7,182)	(7,305)

Ending balance	$6,868	$6,146	$6,180

8.	Fair Value of Financial Instruments

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

        We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. As of December 31, 2006 and 2005, the fair value of such contracts outstanding was a net loss of $117 and a net gain of $84, respectively. At December 31, 2006 and 2005, the notional amounts of foreign currency forward exchange contracts outstanding were $54,451 and $45,360, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

9.	Retirement Benefit Plans

        Substantially all U.S. employees are covered by various retirement benefit plans maintained by Tennant. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our U.S. and foreign plans was $10,188, $9,898 and $7,879 in 2006, 2005 and 2004, respectively.

        We have a 401(k) plan that covers substantially all U.S. employees. Under this plan, the employer contribution matches up to 3% of the employee’s compensation in the form of Tennant stock. We also make a profit sharing contribution to the plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution can be in the form of Tennant stock or cash and is based upon our financial performance. Matching contributions are primarily funded by our ESOP Plan, while profit sharing contributions are generally paid in cash. Expenses under these plans were $7,344, $7,129 and $5,206 during 2006, 2005 and 2004, respectively.

        We have a qualified, funded defined benefit retirement plan (“the U.S. Pension Plan”) in the U.S. covering certain current and retired employees. Plan benefits are based on the years of service and compensation during the highest five consecutive years of service in the final ten years of employment. No new participants have entered the plan since 2000. The plan has approximately 500 participants including approximately 200 active employees as of December 31, 2006.

        We have a U.S. nonqualified supplemental benefit plan (“the U.S. Nonqualified Plan”) to provide additional retirement benefits for certain employees whose benefits under our 401(k) plan or U.S. Pension Plan are limited by either the Employee Retirement Income Security Act or the Internal Revenue Code.

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

        We also have defined pension benefit plans in the United Kingdom and Germany (“the U.K. Pension Plan” and “the German Pension Plan”). The U.K. Pension Plan and German pension Plan both cover certain current and retired employees and neither plan is accepting new participants.

        We expect to contribute approximately $118 to our U.S. Nonqualified Plan, approximately $1,024 to our U.S. Retiree Plan, approximately $196 to our U.K. Pension Plan, and approximately $40 to our German Pension Plan in 2007. No contributions to the U.S. Pension Plan are expected to be required during 2007.

        Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, are as follows:

	2006	2005

Equity securities	56%	56%
Debt securities	40	36
Other	4	8

Total	100%	100%

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

        The following table summarizes the weighted-average assumptions used for our pension benefit and postretirement medical plans:

	Pension Benefits		Postretirement Medical Benefits
	2006	2005	2006	2005

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.77%	5.62%	6.00%	5.80%
Rate of compensation increase	4.11%	4.05%	—	—

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	5.62%	5.86%	5.80%	5.94%
Expected long-term rate of return on plan assets	8.24%	8.23%	—	—
Rate of compensation increase	4.05%	4.04%	—	—

        Our discount rates were determined based on high-quality fixed income investments that match the duration of the expected retiree benefits. We determined our weighted-average long-term rates of return by developing expected annual returns for each class of assets held by our individual plans and calculating a weighted-average expected return based on targeted fund allocations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        The accumulated benefit obligations as of December 31, for all defined benefit plans are as follows:

	2006	2005

U.S. defined benefit plans	$28,539	$29,059
U.K. Pension Plan	8,615	6,903
German Pension Plan	786	768

        Information for our plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2006	2005

Projected benefit obligation	$11,475	$10,572
Accumulated benefit obligation	10,796	9,615
Fair value of plan assets	6,755	5,588

        As of December 31, 2006 and 2005, the U.S. Nonqualified, U.K. Pension and German Pension Plans had an accumulated benefit obligation in excess of plan assets.

        Assumed healthcare cost trend rates at December 31, 2006 and 2005 are as follows:

	2006	2005

Healthcare cost trend rate assumption for the next year	9.0%	8.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.3%
Year that the rate reaches the ultimate trend rate	2026	2025

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage- Point Decrease	1-Percentage- Point Increase

Effect on total of service and interest cost components	$(57)	$65

Effect on postretirement benefit obligation	$(978)	$1,444

        On December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the funded status of its benefit plans in its balance sheet. The adoption of SFAS No. 158 had the following impact on individual captions in our consolidated balance sheet as of December 31, 2006:

	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158

Deferred income taxes, current portion	$7,871	$427	$8,298
Deferred income taxes, long-term portion	3,140	(893)	2,247
Other assets	1,758	1,801	3,559

Total assets	$12,769	$1,335	$14,104
Employee compensation and benefits (current portion)	31,193	1,181	32,374
Employee-related benefits (long-term portion)	27,547	(466)	27,081

Total liabilities	$58,740	$715	$59,455
Retained earnings	210,514	(57)	210,457
Accumulated other comprehensive (loss) income	(30)	677	647

Total shareholders’ equity	$210,484	$620	$211,104

        The measurement date for the U.K. Pension Plan was changed to December 31 from October 31 as of December 31, 2006. The measurement date for all of our plans is now December 31. As a result of adopting the measurement date provision of SFAS No. 158, there was an adjustment of $57 to retained earnings.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	Pension Benefits		Postretirement Medical Benefits
	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$40,628	$36,139	$15,027	$14,575
Service cost	1,039	1,129	152	213
Interest cost	2,316	2,113	766	839
Plan participants’ contributions	53	55	—	—
Plan amendments	—	—	(426)	—
Actuarial (gain)/loss	(551)	2,747	(305)	172
Foreign exchange	938	(400)	—	—
Benefits paid	(3,168)	(1,155)	(972)	(772)
Settlement loss	136	—	—	—

Benefit obligation at end of year	$41,391	$40,628	$14,242	$15,027

Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$35,730	$35,205	$—	$—
Actual return on plan assets	4,640	1,584	—	—
Employer contributions	1,179	255	972	772
Plan participants’ contributions	53	55	—	—
Foreign exchange	631	(214)	—	—
Benefits paid	(3,168)	(1,155)	(972)	(772)

Fair value of plan assets at end of year	$39,065	$35,730	$—	$—

Funded status at end of year	$(2,326)	$(4,898)	$(14,242)	$(15,027)
Unrecognized actuarial loss/(gain)	N/A	(231)	N/A	3,475
Unrecognized transition asset	N/A	(87)	N/A	—
Unrecognized prior service cost/(benefit)	N/A	3,716	N/A	(3,681)

Net accrued liability	N/A	$(1,500)	N/A	$(15,233)

Amounts recognized in the consolidated balance sheets consisted of:
Noncurrent assets	$2,394	N/A	$—	N/A
Current liabilities	(157)	N/A	(1,024)	N/A
Noncurrent liabilities	(4,563)	N/A	(13,218)	N/A
Prepaid pension cost	N/A	996	N/A	N/A
Accrued benefit liability	N/A	(3,941)	N/A	(15,233)
Intangible asset	N/A	87	N/A	—
Accumulated other comprehensive income	N/A	1,358	N/A	—

Net accrued liability	$(2,326)	$(1,500)	$(14,242)	$(15,233)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$3,150	N/A	$(3,587)	N/A
Transition asset	(65)	N/A	—	N/A
Net (gain)/loss	(2,499)	N/A	3,095	N/A

Accumulated other comprehensive income (loss)	$586	N/A	$(492)	N/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

        Components of net periodic benefit cost for the three years ended December 31, were as follows:

	Pension Benefits			Postretirement Medical Benefits
	2006	2005	2004	2006	2005	2004

Service cost	$1,008	$1,129	$1,056	$152	$213	$336
Interest cost	2,252	2,113	1,953	766	839	1,025
Expected return on plan assets	(2,943)	(2,921)	(2,897)	—	—	—
Amortization of actuarial gain/(loss)	71	(155)	(674)	75	169	104
Amortization of transition asset	(22)	(22)	(22)	—	—	—
Amortization of prior service cost	567	570	570	(520)	(520)	(217)
Settlement loss	179	—	—	—	—	—
Foreign exchange	98	(95)	52	—	—	—

Net periodic cost	$1,210	$619	$38	$473	$701	$1,248

Changes in accumulated other comprehensive income
Incremental effect of adopting SFAS No. 158	$(969)	N/A	N/A	$(492)	N/A	N/A
Net loss	197	N/A	N/A	—	N/A	N/A

Total recognized in other comprehensive income	$(772)	N/A	N/A	$(492)	N/A	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$438	N/A	N/A	$(19)	N/A	N/A

        The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and foreign plans:

	Pension Benefits	Postretirement Medical Benefits

2007	$1,358	$1,024
2008	1,829	1,259
2009	1,977	991
2010	2,219	1,101
2011	2,149	1,198
2012 to 2016	14,527	6,748

Total	$24,059	$12,321

        The following amounts are included in accumulated other comprehensive income as of December 31, 2006 and are expected to be recognized as components of net periodic benefit cost during 2007:

	Pension Benefits	Postretirement Medical Benefits

Net loss	$80	$184
Net prior service cost/(credit)	567	(580)
Net transition asset	22	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

10.	Common and Preferred Stock and Additional Paid-in Capital

        We are authorized to issue an aggregate of 61,000,000 shares; 60,000,000 are designated as common stock, having a par value of $0.375 per share, and 1,000,000 are designated as preferred stock, having a par value of $0.02 per share. The Board of Directors is authorized to establish one or more series of preferred stock, setting forth the designation of each such series, and fixing the relative rights and preferences of each such series. On November 10, 2006, the Board of Directors approved a Rights Agreement and declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each right entitles the registered holder to purchase from us one one-hundredth of a Series A Junior Participating Preferred Share of the par value of $0.02 per share at a price of $100 per one one-hundredth of a Preferred Share, subject to adjustment. The rights are not exercisable or transferable apart from the common stock until the earlier of: (i) the close of business on the fifteenth day following a public announcement that a person or group of affiliated or associated persons has become an “Acquiring Person” (i.e., has become, subject to certain exceptions, including for stock ownership by employee benefit plans, the beneficial owner of 20% or more of the outstanding common stock), or (ii) the close of business on the fifteenth day following the first public announcement of a tender offer or exchange offer the consummation of which would result in a person or group of affiliated or associated persons becoming, subject to certain exceptions, the beneficial owner of 20% or more of the outstanding common stock (or such later date as may be determined by our Board of Directors prior to a person or group of affiliated or associated persons becoming an Acquiring Person). After a person or group becomes an Acquiring Person, each holder of a Right (other than an Acquiring Person) will be able to exercise the right at the current exercise price of the Right and receive the number of shares of common stock having a market value of two times the exercise price of the right, or, depending upon the circumstances in which the rights became exercisable, the number of common shares of the acquiring company having a market value of two times the exercise price of the right. At no time do the rights have any voting power. We may redeem the rights for $0.001 per right at any time prior to a person or group acquiring 20% or more of the common stock. Under certain circumstances, the Board of Directors may exchange the rights for our common stock or reduce the 20% thresholds to not less than 10%. The rights will expire on December 26, 2016, unless extended or earlier redeemed or exchanged by us.

11.	Commitments and Contingencies

        We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2011 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $11,911, $8,977 and $8,982 in 2006, 2005 and 2004, respectively.

        The minimum rentals for aggregate lease commitments with an initial term of one year or more at December 31, 2006, were as follows:

2007	$8,122
2008	5,677
2009	3,156
2010	1,941
2011	1,417
Thereafter	1,190

Total	$21,503

        Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $10.6 million, of which we have guaranteed $8.1 million. As of December 31, 2006, we have recorded a liability for the estimated end-of-term loss related to this residual value guarantee of $0.9 million for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

        We have a cancellation clause with our third-party logistics provider which would require payment of a cancellation fee in the event we elect to cancel the agreement prior to the contract expiration date. This fee, which approximated $0.6 million at December 31, 2006, declines on a straight-line basis until December 2007. In addition, in the event that we elect to cancel the agreement, Tennant would be required to assume the underlying building lease for the remainder of its term. We have applied the provisions of EITF 01-8, “Determining Whether an Arrangement Contains a Lease,” and have determined that our agreement with our third-party logistics provider contains an operating lease under SFAS No. 13. As a result, we have included the future minimum lease payments related to the underlying building lease in our operating lease commitments above.

        During July 2005, we amended our 2003 purchase commitment with a third-party manufacturer to extend the terms of the agreement to September 2008. The remaining commitment under this agreement totaled $5.0 million as of December 31, 2006.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

12.	Income Taxes

        Income from continuing operations for the three years ended December 31, was as follows:

	2006	2005	2004

U.S. operations	$37,325	$28,660	$19,076
Foreign operations	5,977	6,334	2,303

Total	$43,302	$34,994	$21,379

        Income tax expense (benefit) for the three years ended December 31, was as follows:

	2006	2005	2004

Current
Federal	$11,345	$8,243	$4,776
Foreign	2,423	3,117	1,299
State	436	1,129	667

	$14,204	$12,489	$6,742

Deferred
Federal	$(458)	$(108)	$1,254
Foreign	(200)	(354)	(129)
State	(53)	31	132

	$(711)	$(431)	$1,257

Total
Federal	$10,887	$8,135	$6,030
Foreign	2,223	2,763	1,170
State	383	1,160	799

	$13,493	$12,058	$7,999

        U.S. income taxes have not been provided on approximately $42,301 of undistributed earnings of non-U.S. subsidiaries. We plan to permanently reinvest these undistributed earnings. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

        We have European tax loss carryforwards of $44,032 that begin expiring in 2012. Because of the uncertainty regarding realizability of this asset, a valuation allowance was established against this loss carryforward. While the valuation allowance increased in 2006 due to continued European losses and the strength of the Euro against the U.S. dollar, the increase was offset by a decrease in the tax rates in The Netherlands which reduced both the deferred tax asset and the valuation allowance. A valuation allowance for the remaining deferred tax assets is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

        Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31, as follows:

	2006	2005	2004

Tax at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	(0.2)	2.2	2.4
Effect of foreign operations	0.6	4.0	(3.5)
Valuation allowance	0.4	(2.7)	9.8
Effect of ETI and manufacturing deduction	(2.5)	(2.6)	(4.2)
Other, net	(2.1)	(1.4)	(2.1)

Effective income tax rate	31.2%	34.5%	37.4%

        Deferred tax assets and liabilities were comprised of the following as of December 31:

	2006	2005

Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes and changes in inventory reserves	$854	$1,164
Employee wages and benefits, principally due to accruals for financial reporting purposes	14,366	13,584
Warranty reserves accrued for financial reporting purposes	1,862	1,783
Accounts receivable, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	643	1,003
Tax loss carryforwards	11,034	10,858
Valuation allowance	(11,034)	(10,858)
Other	863	704

Total deferred tax assets	$18,588	$18,238

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation and related gains	$3,621	$5,264
Goodwill	5,889	3,224

Total deferred tax liabilities	$9,510	$8,488

Net deferred tax assets	$9,078	$9,750

        The valuation allowance at December 31, 2006, principally applies to certain foreign loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

        In 2006, 2005 and 2004, we recorded tax benefits directly to shareholders’ equity of $1,392, $1,495 and $307, respectively, relating to our ESOP and stock plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

13.	Stock Award Plans

        We have six plans under which we have awarded share-based compensation grants. The 1992 Stock Incentive Plan (“1992 Plan”), 1995 Stock Incentive Plan (“1995 Plan”), 1998 Management Incentive Plan (“1998 Plan”) and 1999 Amended and Restated Stock Incentive Plan (“1999 Plan”) provided for stock-based compensation grants to our executives and key employees. The 1992 Plan expired in 1999 and the 1995 Plan and the 1998 Plan were terminated in 2006 so that no new awards can be granted under those plans other than reload options on certain outstanding awards, which may continue to be granted under the 1999 Plan. Awards previously granted under those plans remain outstanding and continue to be governed by the terms of the plans under which they were granted. Any shares available for future grant under the 1995 and 1998 Plans were transferred to the Amended and Restated 1999 Stock Incentive Plan as approved by the shareholders in 2006. The 1993 Directors’ Restricted Plan (“1993 Plan”) provides for the annual retainer in the form of restricted shares to our non-employee Directors. The 1997 Directors’ Option Plan (“1997 Plan”) provides for stock option grants to our non-employee Directors.

        A maximum of 4,700,000 shares have been available under these plans. As of December 31, 2006, 339,600 shares were available for issuance under the 1993 Plan, the 1997 Plan and the 1999 Plan for current and future equity compensation awards. The Compensation Committee of the Board of Directors determines the grant date and number of shares awarded under all plans.

        Stock Option and Stock Appreciation Right Awards

        The following assumptions were used for the 2006, 2005 and 2004 grants:

	2006	2005	2004

Dividend yield	1.8–2.1%	2.2–2.3%	2.3%
Expected volatility	22–75%	24–30%	32%
Risk-free interest rate	4.6–5.1%	3.9–4.5%	3.6%
Expected life, in years	2–9	6–7	7
Weighted-average expected volatility	43%	25%	32%
Weighted-average fair value	$10.01	$5.78	$6.41

        We determined the fair value of our stock option awards using the Black-Scholes option pricing model. The expected life selected for stock options granted during the year represents the period of time that the stock options are expected to be outstanding based on historical data of stock option holder exercise and termination behavior by class of award. The risk-free interest rate is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock over a period equal to the expected life of each stock option grant. Dividend yield is estimated over the expected life based on our dividend policy and historical dividends paid. We use historical data to estimate pre-vesting forfeiture rates and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

        The total grant date fair value of stock options vested during the years ended December 31, 2006 and 2005 was $1,418 and $3,133, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2006, was five and four years, respectively. The aggregate intrinsic value of options outstanding and exercisable was $14,420 and $13,355, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006 and 2005 was $3,629 and $4,043, respectively.

        Employee stock option awards prior to 2005 include a reload feature for options granted to key employees. This feature allows employees to exercise options through a stock-for-stock exercise using mature shares, and employees are granted a new stock option (reload option) equal to the number of shares of common stock used to satisfy both the exercise price of the option and the tax withholding requirements. The reload options granted have an exercise price equal to the fair market value of the common stock on the grant date. Stock options granted in conjunction with reloads vest immediately and have a term equal to the remaining life of the initial grant.

        New stock option awards granted during 2005 and 2006 vest one-third each year over a three-year period and have a ten-year contractual term. These grants do not contain a reload feature. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Compensation expense is fully recognized for reload stock options as of the reload date.

        In addition to stock options, we also occasionally grant cash-settled stock appreciation rights to employees in certain foreign locations. Stock appreciation rights (SARs) outstanding were 18,300 as of December 31, 2006. No new SARs were granted during 2006.

        Compensation expense related to stock options and SARs was $1,054 for the year ended December 31, 2006. As of December 31, 2006, there was unrecognized compensation cost for unvested options and rights of $721 which is expected to be recognized during 2007, 2008 and 2009.

        The following table summarizes the activity during the year ended December 31, 2006, for stock option and SARs awards:

	Shares	Weighted- Average Exercise Price

2006
Outstanding at beginning of year	2,048,700	$19.15
Granted	65,200	26.54
Exercised	(483,100)	18.82
Expired	(46,100)	17.79
Forfeited	(41,700)	21.20

Outstanding at end of year	1,543,000	$19.54

Exercisable at end of year	1,366,200	$19.11

        Restricted Share Awards

        The following table summarizes the activity during the year ended December 31, 2006, for unvested restricted share awards:

	Unvested Shares	Weighted- Average Grant Date Fair Value

December 31, 2005	19,400	$19.06
Granted	86,300	26.52
Vested	(11,100)	22.96
Forfeited	(11,500)	24.30

December 31, 2006	83,100	$25.56

        Restricted shares typically have a two- or three-year vesting period from the date of the grant. The total fair value of shares vested during the year ended December 31, 2006 and 2005 was $256 and $955, respectively. Compensation expense related to restricted stock was $772 for the year ended December 31, 2006. As of December 31, 2006, there was $1,116 of total unrecognized compensation cost related to unvested shares, which is expected to be recognized during 2007, 2008 and 2009.

        Performance Share Awards

        We also grant performance share awards to key employees as a part of our management compensation program. These awards are earned based upon achievement of certain financial performance targets. We determine the fair value of these awards as of the date of grant and recognize the expense over

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

a three-year performance period. The compensation expense for these awards was $1,361 for the year ended December 31, 2006.

        During November 2005, we also granted a performance share award, which vests and is earned upon achieving certain total shareholder return targets over a five-year performance period. The maximum number of shares of common stock issuable upon payout of the award is 40,000. Compensation cost is based on the fair value of this award as of the date of grant and recognized over the derived requisite service period of three years. Compensation expense related to this award was $142 for the year ended December 31, 2006. As of December 31, 2006, there was $271 of total unrecognized compensation cost related to this award, which is expected to be recognized during 2007 and 2008.

        Share-Based Liabilities

        As of December 31, 2006, we had $2,097 in total share-based liabilities recorded on our balance sheet. During the year ended December 31, 2006, we paid out $1,739 related to 2005 share-based liability awards.

        Pro Forma Effects under SFAS No. 123

        Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we accounted for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” As we adopted SFAS No. 123(R) using the modified prospective approach, prior period net earnings and basic and diluted earnings per share have not been restated.

        The pro forma effects of recognizing the estimated fair value of stock-based compensation as previously calculated under SFAS No. 123 for the years ended December 31, 2005 and 2004 are summarized below:

	2005	2004

Net earnings – as reported	$22,936	$13,380
Add: Share-based compensation expense determined under intrinsic value method included in net earnings, net of related tax effects	913	—
Deduct: Share-based employee compensation expense determined under fair value-based method, net of related tax effects	(2,130)	(1,393)

Net earnings – pro forma	$21,719	$11,987

Earnings per share:
Basic – as reported	$1.27	$0.74
Basic – pro forma	$1.21	$0.67
Diluted – as reported	$1.26	$0.73
Diluted – pro forma	$1.19	$0.66

14.	Employee Stock Ownership Plan

        We established a leveraged Employee Stock Ownership Plan (“ESOP”) in 1990. The ESOP covers substantially all domestic employees. The shares required for our 401(k) matching contribution program are provided principally by our ESOP, supplemented as needed by newly issued shares. We make annual contributions to the ESOP equal to the ESOP’s debt service less dividends and Company match contributions received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees who made 401(k) contributions that year, in the form of a matching contribution, based on the proportion of debt service paid in the year. We account for the ESOP in accordance with EITF 89-8, “Expense Recognition for Employee Stock Ownership Plans.” Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, we report compensation expense equal to the cost of the shares to the ESOP. All ESOP shares are considered outstanding in earnings-per-share computations, and dividends on allocated and unallocated shares are recorded as a reduction of retained earnings.

        The following table summarizes ESOP activity during the years ended December 31:

	2006	2005	2004

Cash contributions	$1,513	$1,498	$1,491
Net benefit provided by ESOP	1,205	387	262
Interest earned and received on loan	663	792	910
Dividends	523	559	591

        The benefit provided through the ESOP is net of expenses and is recorded in other income.

        At December 31, 2006, the ESOP indebtedness to us, which bears an interest rate of 10.05% and is due December 31, 2009, was $5,173.

        The ESOP shares as of December 31, were as follows:

	2006	2005	2004

Allocated shares	1,638,248	1,538,286	1,438,324
Unreleased shares	299,884	399,846	499,808

Total ESOP shares	1,938,132	1,938,132	1,938,132

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

15.	Earnings Per Share Computations

        The computations of basic and diluted earnings per share for the years ended December 31, were as follows:

	Net Earnings (Numerator)	Shares (Denominator)	Per- Share Amount

2006
Basic earnings per share	$29,809	18,561,000	$1.61
Dilutive share equivalents		428,000

Diluted earnings per share	$29,809	18,989,000	$1.57

2005
Basic earnings per share	$22,936	18,024,000	$1.27
Dilutive share equivalents		186,000

Diluted earnings per share	$22,936	18,210,000	$1.26

2004
Basic earnings per share	$13,380	18,002,000	$0.74
Dilutive share equivalents		298,000

Diluted earnings per share	$13,380	18,300,000	$0.73

        Options to purchase 107,000, 892,000 and 817,000 shares of common stock were outstanding during 2006, 2005, and 2004, respectively, but were not included in the computation of diluted earnings per share as the effect would have been antidilutive.

16.	Segment Reporting

        In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” we operate in one reportable segment.

        The following sets forth net sales and long-lived assets by geographic area:

	2006	2005	2004

Net sales:
North America	$391,309	$370,142	$341,856
Europe	147,657	126,913	114,954
Other international	60,015	55,853	50,975

Total	$598,981	$552,908	$507,785

	2006	2005

Long-lived assets:
North America	$85,829	$76,699
Europe	29,529	20,608
Other international	1,914	1,041

Total	$117,272	$98,348

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

        The following table presents revenues for groups of similar products and services:

	2006	2005	2004

Net sales:
Equipment	$358,344	$332,421	$304,970
Parts & consumables	145,218	133,108	124,318
Service	74,235	67,482	60,523
Specialty surface coatings	21,184	19,897	17,974

Total	$598,981	$552,908	$507,785

17.	Consolidated Quarterly Data (Unaudited)
	Net Sales			Gross Profit
Quarter	2006		2005	2006	2005

First	$135,462		$125,958	$56,800	$53,987
Second	150,965		137,119	65,798	58,447
Third	145,690		137,820	60,617	59,114
Fourth	166,863		152,011	68,364	63,316

Year	$598,981	(1)	$552,908	$251,579	$234,864

	Net Earnings		Basic Earnings per Share			Diluted Earnings per Share
Quarter	2006	2005	2006		2005	2006	2005

First	$4,437	$3,543	$0.24		$0.20	$0.24	$0.19
Second	9,153	6,698	0.49		0.37	0.48	0.37
Third	7,922	6,260	0.43		0.35	0.42	0.34
Fourth	8,297	6,435	0.44		0.35	0.43	0.35

Year	$29,809	$22,936	$1.61	(1)	$1.27	$1.57	$1.26	(1)

        (1) The summation of quarterly data does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

        Regular quarterly dividends aggregated $0.46 per share in 2006, or $0.11 per share for the first and second quarters and $0.12 per share for the third and fourth quarters and $0.44 per share in 2005, or $0.11 per share each quarter.

18.	Acquisition of Businesses

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

Net tangible assets acquired	$2,307
Identified intangible assets	3,509
Goodwill	2,787

$8,603

        In February 2007, we acquired Floorep Limited, a distributor of cleaning equipment based in Scotland for a purchase price of approximately $3.6 million in cash, subject to post-closing adjustments.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A – Controls and Procedures

        Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure procedures only provide reasonable assurance that the controls will meet their objectives. There can be no assurance that the controls will be effective in all circumstances. Management believes disclosure controls and procedures are operating and effective at the reasonable assurance level. There were no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – Other Information

        None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

        The sections entitled “Board of Directors Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 proxy statement are incorporated herein by reference.

        The list below identifies those persons designated as executive officers of the Company, including their age, position with the Company and positions held by them during the past five or more years.

H. Chris Killingstad, President and Chief Executive Officer

        H. Chris Killingstad (51) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2000, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2000 he served as Sr. Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Haagen-Dazs Asia Pacific.

Steven M. Coopersmith, Vice President, Global Marketing

        Steven M. Coopersmith (43) joined Tennant in April 2003. From 2000 to 2003, he was the President of Dairy Marketing Alliance LLC, a joint venture between Land O’Lakes, Inc. and Dean Foods Company. Previously, he was Vice President of Product Development with United Healthcare. Before that, he was the Business Team Leader for Pillsbury’s line of refrigerated sweet baked goods. Earlier in his career, he managed new products for Reckitt & Coleman Inc.’s household product group. He began his marketing career at Unilever’s Lever Brothers Company, where he held a variety of positions culminating in Senior Manager of their All detergent franchise.

Thomas J. Dybsky, Vice President, Administration

        Thomas J. Dybsky (57) joined the Company in September 1998 as Vice President of Human Resources and was named Vice President of Administration in 2004. From June 1995 to September 1998, he was Vice President/Senior Consultant for MDA Consulting.

Andrew J. Eckert, Vice President, North America Sales

        Andrew J. Eckert (43) joined Tennant in 2002 as General Manager, North America. He was promoted to Vice President, North America Sales in 2005. From 2000 to 2002, he was the Senior Vice President of Operations at Storecast Merchandising Company, a national retail merchandising service contractor for the grocery industry. Prior to that, he was Director of Strategic Planning at General Mills and led the automation and cost-reduction efforts for U.S. trade promotional spending. He began his sales career in 1985 at General Mills in Houston, TX, and held a variety of increasing responsibilities including Customer Sales Manager for Fleming Companies and American Stores.

Mark J. Fleigle, Vice President, Research and Development

        Mark J. Fleigle (47) joined the Company in 1981 and has held various management positions within Research and Development including Director of New Product Development from 2002 until his promotion to Vice President, Research and Development in June 2003.

Heidi M. Hoard, Vice President, General Counsel and Secretary

        Heidi M. Hoard (56) joined Tennant in 2003 as Assistant General Counsel and Assistant Secretary and was named General Counsel in 2005. She was a partner with General Counsel Ltd. during 2003. From 1995 to 2001, she was Vice President, General Counsel and Secretary at Musicland Group, Inc. From 1993 to 1995, she was Senior Legal Counsel at Medtronic, Inc. Prior to that, she was a partner at Faegre & Benson L.L.P., a Minneapolis law firm.

Karel Huijser, Vice President, International

        Karel Huijser (45) joined the Company in 2006 as Vice President, International. Prior to joining Tennant, he was President and CEO of Asia Pacific for GE Infrastructure Shanghai, China, from 2005 to November 2006. From 2003 to 2005, he was General Manager of Asia Pacific, GE Water and Process Technologies (Asia). From 2001 to 2003, he was Global Marketing Director for GE Plastics Division based in The Netherlands. His career at GE began in 1992, following six years at Daf Trucks in The Netherlands.

Thomas Paulson, Vice President and Chief Financial Officer

        Thomas Paulson (50) joined Tennant in March 2006. Prior to joining Tennant, Paulson was Chief Financial Officer and Senior Vice President of Innovex from 2001 to 2006. Prior to joining Innovex, a manufacturer of electronic interconnect solutions, Paulson worked for The Pillsbury Company for over 19 years. Paulson became a Vice President at Pillsbury in 1995 and was the Vice President of Finance for the $4 billion North American Foods Division for over two years before joining Innovex.

Don B. Westman, Vice President, Global Operations

        Don B. Westman (53) joined the Company in November 2006 as Vice President, Global Operations. Prior to joining Tennant, he was Vice President of Operations – Pump Division for Pentair, Inc., a provider of products and services for the movement, treatment and storage of water, from 2005 to November 2006. From 2003 to 2005, he was Vice President of Operations – Pentair Water. From 1997 to 2003, Westman was Vice President of Operations for Hoffmans Enclosures, where he began in 1982 as a manufacturing engineering manager.

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

Section 302 Certifications

        We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2 to this report. We filed with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12(a) on June 2, 2006.

Corporate Governance

ITEM 11 – Executive Compensation

        The section entitled “Compensation Discussion and Analysis” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The sections entitled “Security Ownership of Certain Beneficial Owners” and “Executive Compensation–Equity Compensation Plan Information” in our 2007 Proxy Statement are incorporated herein by reference.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

        The section entitled “Committee Member Appointment and Director Independence” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 14 – Principal Accounting Fees and Services

        The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in our 2007 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits, Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements

Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 on pages 16 to 34 of this Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

2.	Financial Statement Schedule Schedule II - Valuation and Qualifying Accounts (Dollars in thousands)
Allowance for doubtful accounts and returns	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts (1)	Deductions from reserves (2)	Balance at end of year

Year ended December 31, 2006	$4,756	$532	$—	$1,941	$3,347
Year ended December 31, 2005	$5,143	$1,021	$—	$1,408	$4,756
Year ended December 31, 2004	$5,545	$954	$71	$1,427	$5,143

(1) Includes reserves established as a result of purchase accounting.

(2) Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves, as well as the effect of foreign currency on these reserves.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Tennant Company:

        Under date of February 26, 2007, we reported on the consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2006, which are included in Item 15.A.1. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as included in Item 15.A.2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as of January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

        /s/ KPMG LLP

        Minneapolis, Minnesota

        February 26, 2007

3.	Exhibits

Item #	Description	Method of Filing

3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3.1	Certificate of Designation	Filed herewith electronically.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
4.1	Rights Agreement, dated as of November 10, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by reference to Exhibit 1 to Form 8-A dated November 14, 2006.
10.1	Tennant Company Amended and Restated 1992 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-59054, Form S-8 dated March 2, 1993.
10.2	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
10.3	Tennant Company Restricted Stock Plan for Nonemployee Directors (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2005.
10.4	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2003*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2002.
10.5	Form of Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2005.
10i.5	Schedule of parties to Management and Executive Employment Agreement	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2006.
10.6	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004.
10.7	Tennant Company 1998 Management Incentive Plan, as amended*	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement No. 333-84372, Form S-8 dated March 15, 2002.
10.8	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.9	Long-Term Incentive Plan 2005*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 15, 2006.
10.10	Long-Term Incentive Plan 2006*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2006.
10.11	Short-Term Incentive Plan 2006*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 19, 2006.
10.12	Long-Term Incentive Plan 2007*	Filed herewith electronically.
10.13	Short-Term Incentive Plan 2007*	Filed herewith electronically.
10.14	Deferred Stock Unit Agreement*	Filed herewith electronically.
10.15	Description of compensation arrangement for H. Chris Killingstad*	Incorporated by reference to Item 10.1 of the Company’s Form 8-K dated October 4, 2005.
10.16	Performance share award agreement for H. Chris Killingstad*	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2005.
10.17	Consulting Agreement between the Company and Rex L. Carter*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 17, 2006.
10.18	Services Agreement and Management Agreement between the Company and Karel Huijser*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2006.
21.1	Subsidiaries of the Registrant	Filed herewith electronically.
Tennant Company has the following significant subsidiaries:

Item #	Description	Method of Filing

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
23.1	Independent Auditor’s Consent	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32	Section 1350 Certifications	Filed herewith electronically.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY
By	/s/ H. Chris Killingstad

H. Chris Killingstad President, CEO and Board of Directors
Date	March 5, 2007

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ H. Chris Killingstad	By	/s/ David Mathieson

	H. Chris Killingstad President, CEO and Board of Directors		David Mathieson Board of Directors
Date	March 5, 2007	Date	March 5, 2007

By	/s/ Thomas Paulson	By	/s/ Edwin L. Russell

	Thomas Paulson Chief Financial Officer (Principal Financial and Accounting Officer)		Edwin L. Russell Board of Directors
Date	March 5, 2007	Date	March 5, 2007

By	/s/ William F. Austen	By	/s/ Stephen G. Shank

	William F. Austen Board of Directors		Stephen G. Shank Board of Directors
Date	March 5, 2007	Date	March 5, 2007

By	/s/ Jeffrey A. Balagna	By	/s/ Frank L. Sims

	Jeffrey A. Balagna Board of Directors		Frank L. Sims Board of Directors
Date	March 5, 2007	Date	March 5, 2007

By	/s/ James T. Hale	By	/s/ Steven A. Sonnenberg

	James T. Hale Board of Directors		Steven A. Sonnenberg Board of Directors
Date	March 5, 2007	Date	March 5, 2007

By	/s/ Pamela K. Knous

Pamela K. Knous Board of Directors
Date	March 5, 2007