Form 10-Q
period 2007-03-31
TENNANT CO
filed 2007-05-08
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to________

Commission File Number: 001-16191

TENNANT COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-0572550
(State of Incorporation)	(I.R.S. Employer Identification No.)

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota 55440
(Address of Principal Executive Offices)

(763) 540-1200
(Telephone Number)

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

As of April 27, 2007, 18,833,545 shares of Common Stock were outstanding.

TENNANT COMPANY

Quarterly Report – Form 10-Q

ITEM 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(In thousands, except shares and per share data)

	Three Months Ended March 31
	2007	2006
Net sales	$155,078	$135,462
Cost of sales	91,320	78,662
Gross profit	63,758	56,800
Operating expense:
Research and development expenses	5,745	4,982
Selling and administrative expenses	48,866	45,099
Total operating expenses	54,611	50,081
Profit from operations	9,147	6,719
Other income (expense):
Interest income	537	612
Interest expense	(251)	(161)
Net foreign currency transaction	(12)	(22)
ESOP income	392	127
Other expense, net	(671)	(72)
Total other income (expense)	(5)	484
Profit before income taxes	9,142	7,203
Income tax expense	3,291	2,766
Net earnings	$5,851	$4,437

Per share:

Basic earnings	$0.31	$0.24
Diluted earnings	$0.31	$0.24
Dividends	$0.12	$0.11

Weighted average number of shares:

Basic	18,716,000	18,427,000
Diluted	19,181,000	18,870,000

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY

Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$24,123	$31,021
Short-term investments	—	14,250
Receivables, less allowances of $3,727 and $3,347, respectively	117,544	116,326
Inventories	61,785	60,978
Prepaid expenses	4,305	4,531
Deferred income taxes, current portion	7,958	8,298
Total current assets	215,715	235,404

Property, plant and equipment	250,656	244,283
Accumulated depreciation	(163,423)	(161,448)
Property, plant and equipment, net	87,233	82,835
Deferred income taxes, long-term portion	1,013	1,574
Goodwill	27,903	26,298
Intangible assets, net	5,003	4,581
Other assets	6,663	3,558
Total assets	$343,530	$354,250

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt	$2,046	$1,812
Accounts payable	25,475	31,326
Employee compensation and benefits	19,475	32,374
Other current liabilities	25,732	29,292
Total current liabilities	72,728	94,804

Long-term debt	1,719	1,907
Employee-related benefits	26,594	27,081
Other liabilities	6,731	794
Total long-term liabilities	35,044	29,782

Total liabilities	107,772	124,586

SHAREHOLDERS’ EQUITY

Common stock	7,066	7,045
Additional paid-in capital	16,122	14,223
Retained earnings	214,248	210,457
Accumulated other comprehensive income	1,195	647
Receivable from ESOP	(2,873)	(2,708)
Total shareholders’ equity	235,758	229,664

Total liabilities and shareholders’ equity	$343,530	$354,250

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY

Quarterly Report – Form 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31
	2007	2006
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$5,851	$4,437
Adjustments to net earnings to arrive at operating cash flows:
Depreciation and amortization	4,201	3,364
Deferred tax expense	1,270	459
Stock-based compensation expense	810	852
ESOP income	(165)	(129)
Tax benefit on ESOP	13	16
Provision for bad debts and returns	552	(177)
Changes in operating assets and liabilities excluding the impact of acquisitions:
Accounts receivable	(806)	10,524
Inventories	53	(355)
Accounts payable	(6,590)	(3,960)
Employee compensation and benefits and other accrued expenses	(16,535)	(14,437)
Other current/noncurrent assets and liabilities	1,655	1,361
Other, net	721	582
Net cash flows related to operating activities	(8,970)	2,537

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(7,852)	(4,235)
Acquisition of businesses, net of cash acquired	(2,666)	—
Sales of short-term investments	14,250	—
Proceeds from disposals of property, plant and equipment	—	562
Net cash flows related to investing activities	3,732	(3,673)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Payments on capital leases	(587)	(360)
Tax benefit on stock plans	718	472
Proceeds from issuance of common stock	3,025	3,409
Purchase of common stock	(2,812)	(2,586)
Dividends paid	(2,256)	(2,041)
Net cash flows related to financing activities	(1,912)	(1,106)

Effect of exchange rate changes on cash and cash equivalents	252	(91)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,898)	(2,333)

Cash and cash equivalents at beginning of year	31,021	41,287
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,123	$38,954
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$455	$734
Interest	$145	$57
Supplemental non-cash investing and financing activities
Capital expenditures funded through capital leases	$501	$1,002

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except shares and per share data)

(1)	Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the condensed consolidated financial statements.

In our opinion, the accompanying unaudited, condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly our financial position as of March 31, 2007, and the results of our operations and cash flows for the three months ended March 31, 2007 and 2006. These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Newly Adopted Accounting Pronouncements

In March 2006, the FASB released EITF Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF Issue No. 06-3”). EITF Issue No. 06-3 concluded that the presentation of sales, use, value-added and certain excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed in the financial statements. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. We adopted EITF Issue No. 06-3 as of January 1, 2007. Our accounting policy is to present these taxes on a net basis.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN No. 48 as of January 1, 2007, as further discussed in Note 11.

(2)	Floorep Acquisition

In February 2007, we acquired Floorep Limited (“Floorep”), a distributor of cleaning equipment based in Scotland, for a purchase price of $3,565 in cash, subject to certain post-closing adjustments. The results of Floorep operations have been included in the consolidated financial statements since February 2, 2007, the date of acquisition. The purchase price allocation is preliminary and may be adjusted based on the final determination of the fair value of assets acquired and liabilities assumed. These adjustments are not expected to be material. The components of the purchase price have been allocated as follows:

Net tangible assets acquired including cash of $885	$1,550
Identified intangible assets	620
Goodwill	1,395
$3,565

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except shares and per share data)

(3)	Inventories

Inventories are valued at the lower of cost or market. Inventories at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
Inventories carried at LIFO:
Finished goods	$37,920	$36,513
Raw materials, production parts and work-in-process	19,825	20,110
LIFO reserve	(27,457)	(25,731)
Total LIFO inventories	30,288	30,892
Inventories carried at FIFO:
Finished goods	22,347	21,387
Raw materials, production parts and work-in-process	9,150	8,699
Total FIFO inventories	31,497	30,086
Total inventories	$61,785	$60,978

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(4)	Comprehensive Income (Loss)

We report accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet. Comprehensive income (loss) is comprised of the net earnings and other comprehensive income (loss). Other comprehensive income (loss) consisted of foreign currency translation adjustments and amortization of pension items required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The reconciliations of net earnings to comprehensive income (loss) are as follows:

	Three Months Ended March 31
	2007	2006
Net earnings	$5,851	$4,437
Foreign currency translation adjustments	524	395
Amortization of SFAS No. 158 pension items	23	—

Comprehensive income (loss)	$6,398	$4,832

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except shares and per share data)

(5)	Earnings Per Share Computation

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31
	2007	2006
Weighted average shares outstanding – Basic	18,716,000	18,427,000
Dilutive share equivalents	465,000	443,000
Weighted average shares outstanding – Diluted	19,181,000	18,870,000
Net earnings	$5,851	$4,437
Earnings per share – Basic	$0.31	$0.24
Earnings per share – Diluted	$0.31	$0.24
Antidilutive securities excluded from dilutive earnings per share calculation	5,000	62,000

(6)	Segment Reporting

We operate in one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. Our products are sold in North America, Europe, and other international markets including the Middle East, Asia, Latin America and Australia. The following table sets forth net sales by geographic area (net of intercompany sales):

	Three Months Ended March 31
	2007	2006
North America	$96,577	$90,015
Europe	41,020	32,320
Other International	17,481	13,127
Total	$155,078	$135,462

(7)	Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

	Goodwill	Other Intangibles
Balance, December 31, 2006	$26,298	$4,581
Additions	1,476	620
Amortization expense	—	(250)
Foreign currency fluctuations	129	52
Balance, March 31, 2007	$27,903	$5,003

The additions to goodwill and other intangible assets during 2007 were based on the preliminary purchase price allocation of the Floorep acquisition in February 2007, as described in Note 2, plus adjustments to goodwill related to the Hofmans Machinefabriek’s acquisition in July 2006.

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except shares and per share data)

(8)	Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment–Revised 2004” (“SFAS No. 123(R)”), using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after January 1, 2006. Compensation costs for unvested stock options and awards that are outstanding as of the adoption date are being recognized, beginning January 1, 2006, over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As of March 31, 2007, we have six plans under which we have awarded share-based compensation grants, which are described in Note 13 of the 2006 Annual Report on Form 10-K. A maximum of 4,700,000 shares can be awarded under these plans; 215,900 shares were available for award under current and future equity compensation plans as of March 31, 2007.

Stock Option and Stock Appreciation Right Awards

We determined the fair value of our option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the first quarter of 2007 and 2006:

	2007	2006
Expected life in years	1-9	5
Risk-free interest rate	4.7-5.1%	4.7%
Expected volatility	27-35%	24%
Expected dividend yield	1.7-1.8%	2.1%
Weighted-average expected volatility	32%	24%
Weighted-average fair value	$6.54	$6.60

Stock options were granted for 8,800 and 15,100 shares during the three months ended March 31, 2007 and 2006, respectively.

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

The total grant date fair value of stock options vested during the three-month periods ended March 31, 2007 and 2006 was $563 and $989, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $2,029 and $1,494, respectively. New stock option awards granted in 2007 and 2006 vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Compensation expense is fully recognized for reload options as of the reload date.

At March 31, 2007, the aggregate intrinsic value of options outstanding and exercisable was $16,019 and $15,315, respectively.

In addition to stock options, we also occasionally grant cash-settled stock appreciation rights (“SARs”) to employees in certain foreign locations. Total outstanding SARs as of March 31, 2007 were 17,300. No new SARs were granted during the first quarter of 2007.

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except shares and per share data)

Compensation expense related to stock options and SARs was $232 and $270 for the three-month periods ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was unrecognized compensation cost for unvested options and SARs of $589 of which $234 is expected to be recognized during the remainder of 2007 and the remaining $355 during 2008, 2009 and 2010.

The following table summarizes activity related to stock option and SARs awards under our employee and non-employee director equity compensation plans during the three months ended March 31, 2007:

	Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2006	1,543,000	$19.54
Granted	8,800	30.81
Exercised	(172,400)	18.84
Forfeited	(1,000)	20.82
Expired	(2,300)	14.11
Outstanding at March 31, 2007	1,376,100	$19.70
Exercisable at March 31, 2007	1,277,700	$19.35

Restricted Share Awards

The following table summarizes the activity during the three months ended March 31, 2007, for unvested restricted share awards which contain vesting provisions:

	Unvested Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2006	83,100	$25.56
Granted	8,400	29.89
Vested	(2,600)	25.22
Forfeited	(2,400)	26.87
Unvested at March 31, 2007	86,500	$25.95

Restricted share awards typically have a two- or three-year vesting period from the effective date of grant. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $66 and $17, respectively. Compensation expense related to restricted stock was $227 and $150 for the three-month periods ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $1,072 of total unrecognized compensation cost related to unvested shares, of which $733 is expected to be recognized during the remainder of 2007, and the remaining $339 during 2008, 2009 and 2010.

Performance Share Awards

We also grant performance share awards to key employees as a part of our management compensation program. These awards are earned based upon achievement of certain financial performance targets. We determine the fair value of these awards as of the date of grant and recognize the expense over a three-year performance period. The compensation expense for these awards was $316 and $397 for the three-months ended March 31, 2007 and 2006, respectively.

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except shares and per share data)

During November 2005, we also granted a performance share award, which vests and is earned upon achieving certain total shareholder return targets over a five-year performance period. The maximum number of shares of common stock issuable upon payout of the award is 40,000. Compensation cost is based on the fair value of this award as of the date of grant and recognized over the derived requisite service period of three years. Compensation expense related to this award was $35 for each of the three-month periods ended March 31, 2007 and 2006. As of March 31, 2007, there was $236 of total unrecognized compensation cost related to this award, of which $106 is expected to be recognized during the remainder of 2007 and the remaining $130 during 2008.

As of March 31, 2007, we had $650 in total share-based liabilities recorded on our balance sheet. During the three-month period ended March 31, 2007, we paid out $1,596 related to share-based liability awards.

(9)	Guarantees

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines generally range from one to four years. The changes in warranty reserve balances for the three months ended March 31, 2007 and 2006 were as follows:

	March 31, 2007	March 31, 2006
Beginning balance	$6,868	$6,146
Additions charged to expense	1,939	1,839
Change in estimate	—	180
Foreign currency fluctuations	23	21
Claims paid	(1,928)	(1,907)
Ending balance	$6,902	$6,279

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $10,400, of which we have guaranteed $7,900. As of March 31, 2007, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $1,000 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

(10)	Retirement Benefit Plans

As of March 31, 2007, we had four defined benefit retirement plans and a postretirement medical plan, which are described in Note 9 of the 2006 Annual Report on Form 10-K. We have contributed $151 and $218 during the first quarter of 2007 to our pension benefit plans and to our postretirement medical benefit plan, respectively. We expect to contribute approximately $600 and $1,000 to our pension benefit plans and to our postretirement medical benefit plan in 2007, respectively.

The components of the net periodic cost for the three months ended March 31, 2007 and 2006 were as follows:

	Pension Benefits		Postretirement Medical Benefits
	2007	2006	2007	2006
Service cost	$247	$275	$46	$49
Interest cost	590	558	212	209
Expected return on plan assets	(756)	(739)	—	—
Recognized actuarial loss	16	19	54	51
Amortization of transition obligation	(6)	(6)	—	—
Amortization of prior service cost	142	142	(142)	(130)
Net periodic cost	$233	$249	$170	$179

TENNANT COMPANY

Quarterly Report – Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except shares and per share data)

(11)	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on January 1, 2007. The cumulative effect of adopting FIN No. 48 was a decrease in reserves for uncertain tax positions and an increase to the January 1, 2007 balance of retained earnings of $184. Including this cumulative effect, the Company’s gross unrecognized tax benefits totaled $2,220 as of the date of adoption. If recognized, $1,817 would impact the Company’s effective tax rate. Consistent with the provisions of FIN No. 48, the Company reclassified the reserves for uncertain tax positions from other current liabilities to non-current liabilities unless the liability is expected to be paid within one year.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for taxable years before 2003 and with limited exceptions, state and foreign income tax examinations for taxable years before 2002.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Included in the unrecognized tax benefits of $2,220 as of January 1, 2007 was approximately $139 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the income tax expense.

The Company does not anticipate that total unrecognized tax benefits will change significantly within 12 months of the date of adoption.

TENNANT COMPANY

Quarterly Report – Form 10-Q

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing of solutions that help create a cleaner, safer world. We provide equipment, parts and consumables and floor coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are primarily located in North America, Europe and other international markets including the Middle East, Asia, Latin America and Australia. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative solutions.

For the first quarter of 2007, we reported net earnings per diluted share of $0.31, an increase of 29.2% from the first quarter of 2006. Net earnings were impacted by:

•	Growth in net sales of 14.5%.
•	A 0.8 percentage point decline in gross profit margins.
•	A 1.8 percentage point improvement in selling and administrative expenses as a percentage of net sales, as growth in net sales outpaced increases in selling and administrative (“S&A”) expenses.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on January 1, 2007. The cumulative effect of applying the provisions of this interpretation resulted in an increase of $0.2 million to the January 1, 2007 balance of retained earnings.

Historical Results

The following compares the historical results of operations for the three-month periods ended March 31, 2007 and 2006 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended March 31
	2007	%	2006	%
Net sales	$155,078	100.0	$135,462	100.0
Cost of sales	91,320	58.9	78,662	58.1
Gross profit	63,758	41.1	56,800	41.9
Research and development expenses	5,745	3.7	4,982	3.7
Selling and administrative expenses	48,866	31.5	45,099	33.3
Profit from operations	9,147	5.9	6,719	5.0
Interest income (expense), net	286	0.2	451	0.3
Other income (expense), net	(291)	(0.2)	33	—
Profit before income taxes	9,142	5.9	7,203	5.3
Income tax expense	3,291	2.1	2,766	2.0
Net earnings	$5,851	3.8	$4,437	3.3
Earnings per diluted share	$0.31		$0.24

TENNANT COMPANY

Quarterly Report – Form 10-Q

Net Sales

Consolidated net sales of $155.1 million for the first quarter of 2007 increased 14.5% compared to first quarter 2006 sales of $135.5 million. Acquisitions contributed $3.5 million, or approximately 3%, to net sales during the first quarter of 2007. Direct foreign currency exchange fluctuations increased net sales by approximately 3% in the 2007 first quarter. The remaining growth in net sales for the quarter was primarily driven by volume growth in all geographies as well as price increases.

The following table sets forth the net sales by geographic area for the three-month periods ended March 31, 2007 and 2006 and the percentage change from the prior year (dollars in thousands):

	2007	2006	%
North America	$96,577	$90,015	7.2
Europe	41,020	32,320	26.9
Other International	17,481	13,127	33.2
Total	$155,078	$135,462	14.5

North America

North American sales for the first quarter of 2007 increased 7.2% to $96.6 million compared with $90.0 million reported in 2006. All product categories contributed to the increase in net sales. Volume growth resulting from continued success with new products sales led the increase in equipment sales in the quarter with the remainder of the increase resulting from price increases. Organic growth in service, parts and consumables also contributed to the overall increase in net sales for North America.

Europe

In Europe, net sales for the first quarter of 2007 increased 26.9% to $41.0 million versus $32.3 million in the comparable 2006 period. Acquisitions, primarily the acquisition of Hofmans Machinefabriek (“Hofmans”), added about $3.5 million, or approximately 11%, to European net sales in the 2007 first quarter. Positive direct foreign currency translation effects increased European net sales by approximately 11% in the 2007 first quarter. The remaining increase in net sales was driven by volume growth from new products sales as well as price increases between periods.

Other International

In Other International markets, net sales for the first quarter of 2007 totaled $17.5 million, up 33.2% from $13.1 million in the first quarter of 2006. Overall growth in net sales was primarily driven by organic growth, led by strong sales in our Australian and Asian markets, in part due to expanded market coverage in China and the shipment of a large order during the quarter in Australia. Price increases between periods also contributed to the increase in net sales in the first quarter. Positive direct foreign currency translation exchange effects increased sales in Other International markets increased by approximately 2% in the 2007 first quarter.

Gross Profit

Gross profit margin was 41.1 percent for the 2007 first quarter compared to 41.9 percent in the 2006 first quarter, as cost reduction initiatives and price increases were not enough to offset higher material costs. Expenses associated with our manufacturing footprint consolidation and integration of the Hofmans acquisition also contributed to reduced margins in the first quarter. A more favorable mix of products sold in the 2007 first quarter helped offset these declines.

TENNANT COMPANY

Quarterly Report – Form 10-Q

Operating Expenses

Research & Development Expenses

Research and development (“R&D”) expenses in the first quarter of 2007 increased 15.3% to $5.7 million from $5.0 million in 2006. R&D expenses as a percentage of net sales was 3.7% for the first quarter of 2007 compared to 3.7% in the comparable quarter last year, which is in line with our target of investing 3 to 4% of net sales annually on R&D.

Selling & Administrative Expenses

Selling and administrative (“S&A”) expenses in the first quarter of 2007 increased 8.4% to $48.9 million from $45.1 million in 2006. General inflationary cost increases, additional costs due to the inclusion of expenses related to acquired operations and costs to support international market coverage and growth initiatives drove the increase in S&A expenses in comparison to the 2006 first quarter. Unfavorable direct foreign currency exchange added approximately 3% to the increase in S&A expense over the prior year. Partially offsetting these increases was a decrease in performance-based compensation expenses.

S&A expenses as a percentage of net sales was 31.5% for the first quarter of 2007, down from 33.3% in the comparable quarter last year. The improvement as a percentage of sales was driven by sales leverage as growth in net sales outpaced the increase in S&A expenses.

Interest Income (Expense), Net

Interest income (expense), net declined by $0.2 million in the first quarter of 2007 compared to the same period of 2006, primarily due to an increase in interest expense on lease transactions and a decrease in interest income due to lower average cash levels between periods.

Other Income (Expense), Net

The change in other income (expense), net between the first quarter of 2007 and 2006 was $0.3 million. Tennant made a $0.4 million discretionary contribution to Tennant’s charitable foundation during the first quarter of 2007. A similar contribution was not made during the 2006 first quarter. ESOP income increased by $0.3 million between periods due to a higher average stock price; however, this increase was substantially offset by expenses associated with a one-time charge for a potential acquisition that we did not complete.

Income Taxes

The effective tax rates for the first quarter were 36.0% for 2007 and 38.4% for 2006. The decrease in the effective tax rate between quarters is primarily related to the mix in expected full-year taxable earnings by country and the retroactive extension of the research tax credit during the fourth quarter of 2006 by the Tax Relief and Health Care Act of 2006.

Our effective tax rate for the full year is subject to change and may be impacted by changes to our forecasts of operating profit in total or by taxing jurisdiction, or to changes in the tax laws and regulations.

Liquidity and Capital Resources

The debt-to-total-capitalization ratio was 1.6% at March 31, 2007 versus 1.6% at December 31, 2006. Cash, cash equivalents and short-term investments totaled $24.1 million at March 31, 2007, compared to $45.3 million at December 31, 2006. We believe that the combination of cash, internally generated funds and available financing sources are more than sufficient to meet our cash requirements for the next year.

OPERATING ACTIVITIES — During the three months ended March 31, 2007, operating activities used $9.0 million of cash driven by a decrease in employee compensation and benefits and other accrued expenses of $16.5 million due to payments of 2006 annual performance awards, incentives, profit sharing and rebates and a decrease in accounts payable of $6.6 million due to timing of payments. Partially offsetting these uses of cash was net earnings of $5.9 million.

TENNANT COMPANY

Quarterly Report – Form 10-Q

In the comparable 2006 period, operating activities provided $2.5 million of cash driven primarily by strong net earnings of $4.4 million and a decrease in accounts receivable of $10.5 million offset by decreases in employee compensation and benefits and other accrued expenses of $14.4 million and accounts payable of $4.0 million. The decrease in accounts receivable is primarily due to the seasonality of sales volumes. The decrease in employee compensation and benefits and other accrued expenses was primarily a result of payments of 2005 annual performance awards, incentives, profit sharing and rebates. The decrease in accounts payable was primarily due to timing of payments.

Cash provided by operations declined by $11.5 million in the first quarter of 2007 compared to the same period in 2006 primarily due to a decrease in cash provided from accounts receivable. This decrease is attributable to the timing of sales volumes as a higher proportion of sales were generated in the latter part of the quarter during 2007 than in 2006. DSO remaining fairly consistent at 62 days as of March 31, 2007, compared to 61 days at December 31, 2006 and March 31, 2006.

Management evaluates how effectively we utilize two of our key operating assets, receivables and inventories, using Accounts Receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics are as follows (in days):

	March 31, 2007	December 31, 2006	March 31, 2006
DSO	62	61	61
DIOH	93	82	90

DIOH increased three days compared to the same period last year, primarily because of increases in inventory levels at our foreign locations due to longer lead times and to support new products. Inventory levels at the end of March are generally higher than at the end of December due to a build up of inventory to replenish inventory to normal levels due to seasonality of sales volumes.

INVESTING ACTIVITIES — Investing activities during the three months ended March 31, 2007 provided $3.7 million in cash. Sales of short-term investments generated $14.3 million in cash during the three month period. Uses of cash during the first quarter of 2007 included the acquisition of Floorep Limited, a distributor of cleaning equipment based in Scotland. Floorep was purchased for $2.7 million, net of cash acquired. Capital expenditures during the first three months of 2007 of $7.8 million included investments in support of our footprint consolidation, global expansion initiatives and new product development. We currently anticipate full-year capital spending to be in the range of $23 to $28 million.

During the comparable 2006 period, investing activities used $3.7 million in cash for capital expenditures, net of proceeds from disposals of property, plant and equipment.

FINANCING ACTIVITIES — Net cash used by financing activities was $1.9 million during the first three months of 2007 and $1.1 million in the comparable 2006 period. During the first three months of 2007, significant uses of cash included $2.8 million for repurchases of common stock under our share repurchase program and $2.3 million in dividend payments. Proceeds from issuance of common stock of $3.1 million driven by employee stock options exercises generated a significant source of cash in the first quarter of 2007.

During the first three months of 2006 significant uses of cash included repurchases of common stock under our share repurchase program of $2.6 million as well as $2.0 million in dividend payments. Proceeds from issuance of common stock of $3.4 million were a significant source of cash during this period.

TENNANT COMPANY

Quarterly Report – Form 10-Q

Quantitative and Qualitative Disclosures About Market Risk and Other Matters

Foreign Currency Risk

Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposure is with the Euro, the Canadian dollar, the Australian dollar, the British pound, the Chinese yuan and the Japanese yen against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between Tennant operations in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations. We could experience favorable or unfavorable foreign exchange effects for the remainder of 2007, compared with prior year results.

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

During 2006 and the first quarter of 2007, our purchased material and other costs were unfavorably impacted by commodity prices and we were not able to fully mitigate these higher costs with selling price increases and cost-reduction actions. We will continue to focus on mitigating the risk of continued future raw material or other product component increases through product pricing, negotiations with our vendors and cost-reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices remain at their current levels or continue to increase, our results may continue to be unfavorably impacted in 2007.

Other Matters

Management regularly reviews our business operations with the objective of improving financial performance and maximizing our return on investment. As a result of this ongoing process to improve financial performance, we may incur restructuring charges in the future which, if taken, could be material to our financial results.

Additional information on market risk is included in the Management’s Discussion and Analysis section of our 2006 Annual Report on Form 10-K.

TENNANT COMPANY

Quarterly Report – Form 10-Q

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:

•	Geopolitical and economic uncertainty throughout the world.
•	Changes in laws, including changes in accounting standards and taxation changes.
•	Inflationary pressures.
•	Potential for increased competition in our business.
•	Relative strength of the U.S. dollar, which affects the cost of our materials and products bought and sold internationally.
•	Fluctuations in the cost or availability of raw materials and purchased components.
•	Success and timing of new products.
•	Ability to achieve projections of future financial and operating results.
•	Successful integration of acquisitions, including ability to carry acquired goodwill at current values.
•	Ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.
•	Ability to achieve anticipated global sourcing cost reductions.
•	Unforeseen product quality problems.
•	Ability to acquire, retain and protect proprietary intellectual property rights.
•	Effects of litigation, including threatened or pending litigation.
•	Price and timing of the sale of our Maple Grove, Minnesota manufacturing facility.
•	Ability to benefit from production reallocation plans, including benefits from our expansion into China.
•	Ability to achieve growth plans.

We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. For additional information about factors that could materially affect Tennant’s results, please see our other Securities and Exchange Commission filings, including the “Risk Factors” section of our 2006 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

ITEM 1A – Risk Factors

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2006.

ITEM 2 – Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

In November 2004, Tennant Company’s Board of Directors authorized the repurchase of 400,000 shares of our common stock under the share repurchase program approved by the Board of Directors in May 2001. In August 2006, the Board of Directors approved the adjustment of the number of shares then available for repurchase to reflect the impact of the two-for-one stock split. On May 3, 2007, the Board of Directors authorized the repurchase of 1,000,000 additional shares of our common stock, which are excluded from the table below that provides information for the quarter ended March 31, 2007. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs.

For the Quarter Ended 3/31/2007	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased
January 1 – 31, 2007	42,483	$29.76	39,600	435,274
February 1 – 28, 2007	21,657	31.44	10,500	424,774
March 1 – 31, 2007	46,406	31.43	41,200	383,574
Total	110,546	$30.79	91,300	383,574

(1)  Includes 19,246 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options or restricted stock under employee compensation plans.

TENNANT COMPANY

Quarterly Report – Form 10-Q

ITEM 6 – Exhibits

Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.1	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32	Section 1350 Certifications	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	May 8, 2007	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	May 8, 2007	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)