Form 10-Q
period 2007-06-30
TENNANT CO
filed 2007-08-08
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

Commission File Number 1-16191

TENNANT COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0572550
(State of incorporation)	(I.R.S. Employer Identification No.)

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota 55440
(Address of Principal Executive Offices) (Zip Code)
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
Yes ☐   No ☒

As of July 26, 2007, 18,734,039 shares of Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

Net sales	$165,203	$150,965	$320,281	$286,427
Cost of sales	94,371	85,167	185,672	163,829

Gross profit	70,832	65,798	134,609	122,598

Operating expense:
Research and development expenses	5,766	5,648	11,511	10,630
Selling and administrative expenses	49,989	47,553	98,874	92,652

Total operating expenses	55,755	53,201	110,385	103,282

Profit from operations	15,077	12,597	24,224	19,316
Other income (expense):
Interest income	378	899	915	1,510
Interest expense	(198)	(179)	(449)	(340)
Net foreign currency transaction gains (losses)	454	186	442	164
ESOP income	723	132	1,116	259
Other income (expense), net	(32)	(216)	(704)	(288)

Total other income	1,325	822	1,320	1,305

Profit before income taxes	16,402	13,419	25,544	20,621
Income tax expense	5,948	4,266	9,239	7,032

Net earnings	$10,454	$9,153	$16,305	$13,589

Earnings per share:

Basic earnings	$0.56	$0.49	$0.87	$0.73
Diluted earnings	$0.55	$0.48	$0.85	$0.72
Dividends	$0.12	$0.11	$0.24	$0.22

Weighted average shares outstanding:

Basic	18,712	18,496	18,714	18,499
Diluted	19,179	18,920	19,192	18,939

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$32,927	$31,021
Short-term investments	—	14,250
Receivables, less allowances of $4,255 and $3,347, respectively	116,292	116,326
Inventories	61,030	60,978
Prepaid expenses	4,233	4,531
Deferred income taxes, current portion	7,490	8,298

Total current assets	221,972	235,404

Property, plant and equipment	259,643	244,283
Accumulated depreciation	(166,702)	(161,448)

Property, plant and equipment, net	92,941	82,835

Deferred income taxes, long-term portion	1,656	1,574
Goodwill	28,573	26,298
Intangible assets, net	4,844	4,581
Other assets	7,174	3,558

Total assets	$357,160	$354,250

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt	$2,238	$1,812
Accounts payable	28,847	31,326
Employee compensation and benefits	23,266	32,374
Income taxes payable	1,508	710
Other current liabilities	25,259	28,582

Total current liabilities	81,118	94,804

Long-term debt	1,470	1,907
Employee-related benefits	26,910	27,081
Deferred income taxes, long-term portion	6,980	794

Total long-term liabilities	35,360	29,782

Total liabilities	116,478	124,586

SHAREHOLDERS’ EQUITY

Common stock	7,028	7,045
Additional paid-in capital	12,667	14,223
Retained earnings	222,467	210,457
Accumulated other comprehensive income (loss)	1,557	647
Receivable from ESOP	(3,037)	(2,708)

Total shareholders’ equity	240,682	229,664

Total liabilities and shareholders’ equity	$357,160	$354,250

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30

	2007	2006

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$16,305	$13,589
Adjustments to net earnings to arrive at operating cash flows:
Depreciation	7,907	6,640
Amortization	369	127
Deferred tax (benefit) expense	1,092	(409)
Stock-based compensation expense	1,832	1,940
ESOP expense	(330)	(258)
Tax benefit on ESOP	25	30
Provision for bad debts and returns	1,228	463
Changes in operating assets and liabilities:
Accounts receivable	(2)	(1,531)
Inventories	1,301	(1,126)
Accounts payable	(5,007)	(2,245)
Employee compensation and benefits and other accrued expenses	(12,031)	(8,773)
Income taxes payable	2,742	499
Other current/noncurrent assets and liabilities	(698)	1,264
Other, net	1,210	1,726

Net cash flows related to operating activities	15,943	11,936

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(17,527)	(8,708)
Proceeds from disposals of property, plant and equipment	122	453
Acquisition of businesses, net of cash acquired	(2,045)	—
Sales of short-term investments	14,250	—

Net cash flows related to investing activities	(5,200)	(8,255)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Payments on capital leases	(1,159)	(915)
Proceeds from issuance of common stock	4,284	4,407
Tax benefit on stock plans	900	659
Purchases of common stock	(8,653)	(2,586)
Dividends paid	(4,504)	(4,085)
Net cash flows related to financing activities	(9,132)	(2,520)

Effect of exchange rate changes on cash and cash equivalents	295	(14)
Net increase in cash and cash equivalents	1,906	1,147

Cash and cash equivalents at beginning of year	31,021	41,287

Cash and cash equivalents at end of period	$32,927	$42,434

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$4,338	$6,146
Interest	$240	$124
Supplemental non-cash investing and financing activities:
Collateralized borrowings incurred for operating lease equipment	$451	$75
Capital expenditures funded through capital leases	$908	$1,867

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(1)	Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these notes to the condensed consolidated financial statements.

In our opinion, the accompanying unaudited, condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly our financial position as of June 30, 2007, the results of our operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Newly Adopted Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) released EITF Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF Issue No. 06-3”). EITF Issue No. 06-3 concluded that the presentation of sales, use, value-added and certain excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed in the financial statements. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. We adopted EITF Issue No. 06-3 as of January 1, 2007. Our accounting policy is to present these taxes on a net basis.

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

In February 2007, we acquired Floorep Limited (“Floorep”), a distributor of cleaning equipment based in Scotland, for a purchase price of $3,565 in cash, subject to certain post-closing adjustments. The results of Floorep’s operations have been included in the consolidated financial statements since February 2, 2007, the date of acquisition. The purchase price allocation is preliminary and may be adjusted based upon the final determination of fair value of assets acquired and liabilities assumed. The components of the purchase price have been allocated as follows:

Net tangible assets acquired, including cash of $1,507	$1,714
Identified intangible assets	620
Goodwill	1,231

$3,565

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(3)	Inventories

Inventories are valued at the lower of cost or market. Inventories at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006

Inventories carried at LIFO:
Finished goods	$41,729	$36,513
Raw materials, production parts and work-in-process	18,201	20,110
LIFO reserve	(27,457)	(25,731)

Total LIFO inventories	32,473	30,892

Inventories carried at FIFO:
Finished goods	20,318	21,387
Raw materials, production parts and work-in-process	8,239	8,699

Total FIFO inventories	28,557	30,086

Total inventories	$61,030	$60,978

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(4)	Comprehensive Income (Loss)

We report accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet. Comprehensive income (loss) is comprised of the net earnings and other comprehensive income (loss). For the three and six months ended June 30, 2007, other comprehensive income (loss) consisted of foreign currency translation adjustments and amortization of pension items required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). For the three and six months ended June 30, 2006, other comprehensive income (loss) consisted of foreign currency transaction adjustments. The reconciliations of net earnings to comprehensive income (loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

Net earnings	$10,454	$9,153	$16,305	$13,589
Foreign currency translation adjustments	485	1,330	1,010	1,725
Amortization of SFAS No. 158 pension items	(123)	—	(100)	—

Comprehensive income (loss)	$10,816	$10,483	$17,215	$15,314

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(5)	Earnings Per Share Computations

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

Weighted average shares outstanding – Basic	18,712	18,496	18,714	18,499
Dilutive share equivalents	467	424	478	440

Weighted average shares outstanding – Diluted	19,179	18,920	19,192	18,939

Net earnings	$10,454	$9,153	$16,305	$13,589

Earnings per share – Basic	$0.56	$0.49	$0.87	$0.73

Earnings per share – Diluted	$0.55	$0.48	$0.85	$0.72

Antidilutive securities excluded from diluted earnings per share calculation	—	77	19	76

(6)	Segment Reporting

We operate in one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. Our products are sold in North America, Europe, and other international markets including the Middle East, Asia, Latin America and Australia. The following table sets forth net sales by geographic area (net of intercompany sales):

	Three Months Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

North America	$107,768	$101,096	$204,345	$191,111
Europe	39,983	35,076	81,003	67,396
Other International	17,452	14,793	34,933	27,920

Total	$165,203	$150,965	$320,281	$286,427

(7)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

June 30, 2007

Balance at December 31, 2006	$26,298
Additions	1,894
Foreign currency fluctuations	381

Balance at June 30, 2007	$28,573

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

The balances of acquired intangible assets, excluding goodwill, are as follows:

	Customer List and Order Book	Trade Name	Technology	Total

Balance as of December 31, 2006
Original cost	$3,147	$295	$1,900	$5,342
Accumulated amortization	(608)	(233)	(147)	(988)
Foreign currency fluctuations	235	(15)	7	227

Carrying value	$2,774	$47	$1,760	$4,581

Weighted-average original life (in years)	14	4	10

Balance as of June 30, 2007
Original cost	$3,767	$295	$1,900	$5,962
Accumulated amortization	(899)	(272)	(295)	(1,466)
Foreign currency fluctuations	313	(14)	49	348

Carrying value	$3,181	$9	$1,654	$4,844

Weighted-average original life (in years)	15	4	10

Amortization expense on intangible assets for the three and six months ended June 30, 2007, was $228 and $478, respectively, and for the three and six months ended June 30, 2006, was $46 and $90, respectively.

The additions to goodwill and other intangible assets during 2007 were based on the purchase price allocation of the Floorep acquisition in February 2007, as described in Note 2, plus adjustments to goodwill related to the Hofmans Machinefabriek acquisition in July 2006. The intangible asset consisted of a customer list and is amortized over a useful life of 18 years.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years is as follows:

Remaining 2007	$331
2008	452
2009	394
2010	392
2011	390
Thereafter	2,885

Total	$4,844

(8)	Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment–Revised 2004” (“SFAS No. 123(R)”), using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after January 1, 2006. Compensation costs for unvested stock options and awards that were outstanding as of the adoption date are being recognized, beginning January 1, 2006, over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As of June 30, 2007, we had six plans under which we have awarded share-based compensation grants, which are described in Note 13 of the 2006 Annual Report on Form 10-K. A maximum of 5,700 shares can be awarded under these plans; 1,603 shares were available for issuance under current and future equity compensation awards as of June 30, 2007.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

Stock Option and Stock Appreciation Right Awards

We determined the fair value of our stock option awards using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted during the six months ended June 2007 and 2006:

	2007	2006

Expected dividend yield	1.7 – 1.8%	1.9 - 2.1%
Expected volatility	26.3 – 35.3%	21.7 – 30.0%
Risk-free interest rate	4.6 – 5.1%	4.6 – 5.0%
Expected life, in years	1-9	2-9
Weighted-average expected volatility	30.5%	28.4%
Weighted-average fair value	$10.18	$7.87

Stock options were granted for 28 and 29 shares during the six months ended June 30, 2007 and 2006, respectively.

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

The total grant date fair value of stock options vested during the six months ended June 30, 2007 and 2006 was $647 and $988, respectively.

The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $2,843 and $1,889, respectively. New stock option awards granted in 2007 and 2006 vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Compensation expense is fully recognized for reload options as of the reload date.

At June 30, 2007, the aggregate intrinsic value of shares outstanding and exercisable was $22,840 and $21,622, respectively.

In addition to stock options, we also occasionally grant cash-settled stock appreciation rights (“SARs”) to employees in certain foreign locations. Total outstanding SARs as of June 30, 2007, were 16. No new SARs were granted during the first six months of 2007.

Compensation expense related to stock options and SARs was $443 and $480 for the six-month periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was unrecognized compensation cost for unvested options and rights of $720 of which $193 is expected to be recognized during the remainder of 2007 and the remaining $527 during 2008, 2009 and 2010.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

The following table summarizes activity related to stock option and SARs awards under our employee and non-employee director equity compensation plans during the six months ended June 30, 2007:

	Outstanding	Weighted-Average Exercise Price

Outstanding at December 31, 2006	1,543	$19.54
Granted	28	31.76
Exercised	(237)	19.27
Forfeited	(1)	20.82
Expired	(23)	18.13

Outstanding at June 30, 2007	1,310	$19.70

Exercisable at June 30, 2007	1,204	$19.34

Restricted Share Awards

The following table summarizes the activity during the six months ended June 30, 2007, for unvested restricted share awards which contain vesting provisions:

	Unvested Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2006	83	$25.56
Granted	29	31.48
Vested	(7)	22.08
Forfeited	(3)	25.89

Unvested at June 30, 2007	102	$27.46

Restricted share awards typically have a two- or three-year vesting period from the effective date of grant. The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was $150 and $27, respectively. Compensation expense related to restricted stock was $473 and $353 for the six-month periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $1,461 of total unrecognized compensation cost related to unvested shares, of which $619 is expected to be recognized during the remainder of 2007, and the remaining $842 during 2008, 2009 and 2010.

Performance Share Awards

We also grant performance share awards to key employees as a part of our management compensation program. These awards are earned based upon achievement of certain financial performance targets. We determine the fair value of these awards as of the date of grant and recognize the expense over a three-year performance period. The compensation expense for these awards was $809 and $1,018 for the six months ended June 30, 2007 and 2006, respectively.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

During November 2005, we also granted a performance share award to the President and Chief Executive Officer which vests and is earned upon achieving certain total shareholder return targets over a five-year performance period. The maximum number of shares of common stock issuable upon payout of the award is 40,000. Compensation cost is based on the fair value of this award as of the date of grant and recognized over the derived requisite service period of three years. Compensation expense related to this award was $71 and $71 for the six-month period ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $201 of total unrecognized compensation cost related to this award, of which $71 is expected to be recognized during the remainder of 2007, and the remaining $130 during 2008.

As of June 30, 2007, we had $935 in total share-based liabilities recorded on our balance sheet. During the six-month period ended June 30, 2007, we paid out $592 related to 2006 share-based liability awards.

(9)	Guarantees

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines generally range from one to four years. The changes in warranty reserve balances for the six months ended June 30, 2007 and 2006 were as follows:

	June 30, 2007	June 30, 2006

Beginning balance	$6,868	$6,146
Additions charged to expense	3,968	3,804
Change in estimate	(45)	153
Foreign currency fluctuations	45	95
Claims paid	(3,881)	(3,961)

Ending balance	$6,955	$6,237

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $11,147, of which we have guaranteed $8,480. As of June 30, 2007, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $873 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

(10)	Retirement Benefit Plans

As of June 30, 2007, we had four defined benefit retirement plans and a postretirement medical plan, which are described in Note 9 of the 2006 Annual Report on Form 10-K. We have contributed $147 and $148 during the second quarter and $299 and $366 for the first six months of 2007 to our pension benefit plans and to our postretirement medical benefit plan, respectively. We expect to contribute approximately $600 and $1,000 to our pension benefit plans and to our postretirement medical benefit plan in 2007, respectively.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

The components of the net periodic cost (benefit) for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

Pension Benefits:
Service cost	$260	$235	$507	$510
Interest cost	602	564	1,192	1,122
Expected return on plan assets	(760)	(738)	(1,516)	(1,477)
Recognized actuarial (gain) loss	—	(23)	(8)	(4)
Amortization of transition obligation	21	32	39	26
Amortization of prior service cost	140	141	282	283
Foreign currency	(83)	173	13	173

Net periodic cost	$180	$384	$509	$633

Postretirement Medical Benefits:
Service cost	$26	$45	$72	$75
Interest cost	154	234	366	383
Recognized actuarial (gain) loss	(36)	37	18	37
Amortization of prior service cost	(148)	(259)	(290)	(259)

Net periodic cost (benefit)	$(4)	$57	$166	$236

(11)	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on January 1, 2007. The cumulative effect of adopting FIN No. 48 was a decrease in reserves for uncertain tax positions and an increase to the January 1, 2007, balance of retained earnings of $184. Including this cumulative effect, the Company recorded liabilities totaling $5,779 for gross unrecognized tax benefits of $5,359 and accrued interest and penalties of $420. If the Company were to prevail on all issues relating to unrecognized tax benefits, approximately $1,817 representing unrecognized tax benefits of $1,713 and interest and penalties of $104 would impact the Company’s effective tax rate. The remaining $3,962 represents unrecognized tax benefits of $3,646 and interest and penalties of $316 that would be received in different taxing jurisdictions in the event that the Company did not prevail on all unrecognized tax benefits recorded.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Included in the net liability of $2,220 for unrecognized tax benefits as of January 1, 2007 was approximately $139 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the income tax expense.

The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(12)	Financing Arrangements

During June 2007, the Company entered into a $125,000 senior unsecured revolving credit facility which expires in June 2012. The interest rate on this credit facility varies and at the Company’s option, is based upon LIBOR, prime rate or the federal funds rate, plus a varying basis point spread as defined in the credit agreement. The credit facility requires the company to meet selected covenants. The Company was in compliance with all such covenants at June 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing of solutions that help create a cleaner, safer world. We provide equipment, service, parts and consumables and specialty surface coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are primarily located in North America, Europe and other international markets including the Middle East, Asia, Japan, Latin America and Australia. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative solutions.

Net earnings for the second quarter of 2007 were up 14.2% to $10.5 million, or $0.55 per diluted share. Net earnings for the six months ended June 30, 2007 increased 20.0% to $16.3 million, or $0.85 per diluted share, compared to the same period in 2006. Net earnings in the quarter and first six months of 2007 were impacted by growth in net sales and operating profit improvements, partially offset by a higher tax rate.

Historical Results

The following compares the historical results of operations for the six-month periods ended June 30, 2007 and 2006 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended June 30				Six Months Ended June 30

	2007	%	2006	%	2007	%	2006	%

Net sales	$165,203	100.0	$150,965	100.0	$320,281	100.0	$286,427	100.0
Cost of sales	94,371	57.1	85,167	56.4	185,672	58.0	163,829	57.2

Gross profit	70,832	42.9	65,798	43.6	134,609	42.0	122,598	42.8

Research and development expenses	5,766	3.5	5,648	3.7	11,511	3.6	10,630	3.7
Selling and administrative expenses	49,989	30.3	47,553	31.5	98,874	30.9	92,652	32.3

Profit from operations	15,077	9.1	12,597	8.3	24,224	7.6	19,316	6.7
Interest income, net	180	0.1	720	0.5	466	0.1	1,170	0.4
Other income, net	1,145	0.7	102	0.1	854	0.3	135	0.0

Profit before income taxes	16,402	9.9	13,419	8.9	25,544	8.0	20,621	7.2
Income tax expense	5,948	3.6	4,266	2.8	9,239	2.9	7,032	2.5

Net earnings	$10,454	6.3	$9,153	6.1	$16,305	5.1	$13,589	4.7

Earnings per diluted share	$0.55		$0.48		$0.85		$0.72

Net Sales

Consolidated net sales increased 9.4% to $165.2 million for the second quarter of 2007. The growth in net sales for the quarter was driven by volume growth, principally in North America and Other International markets, and price increases in all geographies. Direct foreign currency exchange fluctuations increased net sales by approximately 2% in the 2007 second quarter. Acquisitions, primarily the acquisition of Hofmans Machinefabriek (“Hofmans”), contributed approximately $3.4 million, or 2% to net sales for the three months ended June 30, 2007.

Consolidated net sales of $320.3 million for the first six months of 2007 increased 11.8% compared to the first six months of 2006. Volume growth, principally in North America and Other International markets was the largest contributor to the overall increase in net sales. Direct foreign currency exchange fluctuations had a favorable impact of approximately 3% for the first six months of 2007. Acquisitions contributed approximately $6.9 million, or approximately 2%, to net sales for the six months ended June 30, 2007. Price increases also contributed to the growth.

The following table sets forth the net sales by geographic area for the three- and six-month periods ended June 30, 2007 and 2006 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended June 30			Six Months Ended June 30

	2007	2006	%	2007	2006	%

North America	$107,769	$101,096	6.6	$204,345	$191,111	6.9
Europe	39,983	35,076	14.0	81,003	67,396	20.2
Other International	17,451	14,793	18.0	34,933	27,920	25.1

Total	$165,203	$150,965	9.4	$320,281	$286,427	11.8

North America

North American sales of $107.8 million for the second quarter of 2007 increased 6.6% from the second quarter of 2006. Sales increased 6.9% to $204.3 million for the six months ended June 30, 2007 compared to the same period in 2006. Volume growth resulting from continued success with new products and increased sales within our National Account channel led the increase in equipment sales for both the quarter and the first six months. Organic volume growth in service, parts and consumables as well as price increases in all product categories also contributed to the increase in North American net sales.

Europe

In Europe, net sales increased 14.0% to $40.0 million for the second quarter of 2007 as compared to the second quarter of 2006. Acquisitions, primarily the acquisition of Hofmans, added approximately $3.4 million, or approximately 10%, to European net sales in the second quarter. Positive direct foreign currency exchange fluctuations also increased European net sales by approximately 8% in the second quarter of 2007. A slight volume decline accounted for the remaining change between the current and prior year second quarter results. Lower sales in the United Kingdom as well as weaker demand during April in Europe contributed to this decline in volume during the quarter. In addition, we shipped a large order in Italy in the second quarter of 2006 and did not have a comparable large order in 2007.

European net sales increased 20.2% to $81.0 million for the six months ended June 30, 2007. Acquisitions, primarily the acquisition of Hofmans, added approximately $6.9 million, or approximately 10%, to European net sales during this period. Positive direct foreign currency exchange fluctuations added approximately 9% to European net sales for the six months ended June 30, 2007. The remaining change between the six month periods ended June 30, 2007 and 2006 was attributable to volume growth, primarily from continued success with new products.

Other International

In Other International markets, net sales for the second quarter of 2007 totaled $17.5 million, up 18.0% from the second quarter of 2006. Overall growth in net sales was primarily driven by organic growth, as well as price increases in certain markets. Positive direct foreign currency translation exchange effects increased sales in Other International markets by approximately 3% in the 2007 second quarter.

Net sales for the first six months of 2007 in Other International markets increased 25.1% to $34.9 million compared to the same period last year. Growth in net sales was primarily driven by organic growth in Asia Pacific and Latin America regions, in part due to expanded market coverage in China and the shipment of a large order in Australia. Price increases between periods also contributed to the increase in sales. Positive direct foreign currency translation exchange effects increased sales by approximately 3%.

Gross Profit

Gross profit margin was 42.9% for the second quarter of 2007 compared with 43.6% reported in 2006. The decline in gross profit margin was primarily due to costs associated with our continued manufacturing footprint consolidation, China expansion and the integration of the Hofmans acquisition. Margins were also unfavorably impacted by a change in the mix of products sold in the second quarter. Cost-reduction initiatives and price increases were more than enough to offset higher material costs in the second quarter.

Gross profit margin was 42.0% for the first six months of 2007 compared with 42.8% in 2006. Costs associated with our manufacturing footprint consolidation, China expansion and the integration of the Hofmans acquisition were the primary factors causing this decrease. In addition, gross profit margins declined because cost reduction initiatives and price increases were not enough to offset higher material costs in the first six months of 2007.

Operating Expenses

Research & Development Expenses

Research and development (R&D) expenses in the second quarter of 2007 increased 2.1% to $5.8 million from $5.7 million in 2006. R&D expenses as a percentage of net sales were 3.5% for the second quarter of 2007 compared to 3.7% in the comparable quarter last year.

R&D expenses for the six months ended June 30, 2007 were $11.5 million, up 8.3% from $10.6 million in 2006. R&D expenses as a percentage of net sales were 3.6% for the first six months compared to 3.7% in the same period last year, which is in line with our target of investing 3 to 4% of net sales annually on R&D.

Selling & Administrative Expenses

Selling and administrative (S&A) expenses in the second quarter of 2007 increased 5.1% to $50.0 million from $47.6 million in 2006. For the six months ended June 30, 2007, S&A expenses increased 6.7% to $98.9 million from $92.7 million in the comparable period last year. General inflationary cost increases, the inclusion of expenses related to acquired operations and costs to support international market coverage and growth initiatives were the primary drivers of the increase in S&A expenses in comparison to 2006. Unfavorable direct foreign currency exchange added approximately 2% to the increase in S&A expense for both the three and six months ended June 30, 2007. These increases were partially offset by a decrease in performance-based compensation expenses.

S&A expenses as a percentage of net sales were 30.3% for the second quarter of 2007, down from 31.5% in the comparable quarter last year. S&A expenses as a percentage of net sales for the six months ended June 30, 2007 were 30.9% down from the 32.3% in the comparable period last year. The decrease as a percentage of net sales is primarily due to increased sales leverage, partially offset by the cost increases discussed above.

Interest Income, Net

Interest income, net declined by $0.5 million and $0.7 million, respectively, for the three- and six-month periods ended June 30, 2007, as compared to the same periods in 2006. The unfavorable comparison to 2006 primarily reflects a decrease in interest income as a result of lower levels of cash, cash equivalents and short-term investments during the first and second quarters of 2007. In addition, we received interest income related to a state tax refund in the second quarter of 2006.

Other Income, Net

The increase in total other income, net for the three- and six-month periods ended June 30, 2007, as compared to the same periods in 2006 was $1.0 million and $0.7 million, respectively. ESOP income increased by $0.6 million and $0.9 million for the three- and six-month periods ended June 30, 2007 as compared to the same periods in 2006 due to a higher average stock price. Foreign currency translation gains also contributed to the increase in other income, net in both periods. Partially offsetting these increases was a $0.4 million discretionary contribution to Tennant’s charitable foundation during the first half of 2007. A similar contribution was not made during the first six months of 2006. We also incurred expenses in the second quarter of 2006 associated with a one-time charge for a potential acquisition that we did not complete.

Income Taxes

The effective tax rates for the second quarter were 36.3% for 2007 and 31.8% for 2006. The year-to-date effective rates were 36.2% for 2007 and 34.1% for 2006. The increase in the effective tax rate between quarters is primarily related to the favorable impact on the 2006 tax rate of a state protective refund claim received during the second quarter of 2006 and the mix in expected full-year taxable earnings by country.

We expect our effective rate for the full year to range between 35%-37%. Our estimate of the full year effective tax rate is subject to change and may be impacted by changes to our forecasts of operating profit in total or by taxing jurisdiction, or to changes in the tax laws and regulations.

Liquidity and Capital Resources

On June 19, 2007, we entered into a Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, BMO Capital Markets Financing, Inc. and U.S. Bank National Association, as Co-Documentation Agents and the Lenders from time to time party thereto. The Credit Agreement provides us and certain of our foreign subsidiaries access to a $125.0 million senior unsecured revolving credit facility until June 19, 2012. Borrowings may be denominated in U.S. Dollars or certain other currencies. The Credit Agreement contains a $75.0 million sublimit on foreign currency borrowings and a $50.0 million sublimit on borrowings by the foreign subsidiaries. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions.

The fee for committed funds under the Credit Agreement ranges from an annual rate of 0.08% to 0.225%, depending on our leverage ratio. Borrowings under the Credit Agreement generally bear interest at an annual rate of, at our option, either (i) between LIBOR plus 0.32% to LIBOR plus 1.025%, depending on our leverage ratio, or (ii) the higher of (A) the prime rate or (B) the federal funds rate plus 0.50%.

The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and merge or consolidate with another entity. Further, the Credit Agreement contains a covenant requiring us to maintain an indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.5 to 1, and to maintain an EBITDA to interest expense ratio of no less than 3.5 to 1. The Credit Agreement also restricts us from paying dividends or repurchasing stock in an amount that exceeds $50.0 million during any fiscal year if, after giving effect to such payments, our leverage ratio would exceed 2.5 to 1.

Our debt-to-total-capitalization ratio was 1.5% at June 30, 2007, versus 1.6% at December 31, 2006. Cash, cash equivalents and short-term investments totaled $32.9 million at June 30, 2007, compared to $45.3 million at December 31, 2006. We believe that the combination of cash on hand, internally generated funds and amounts available under the Credit Agreement are more than sufficient to meet our cash requirements for the next year.

OPERATING ACTIVITIES — Operating activities provided $15.9 million of cash for the six months ended June 30, 2007 and $11.9 million of cash for the six months ended June 30, 2006. Cash provided by operating activities for both periods was driven primarily by strong net earnings, and a decrease in cash income taxes paid, partially offset by a decrease in employee compensation and benefits and other accrued expenses and accounts payable. The decrease in employee compensation and benefits and other accrued expenses was primarily a result of payments of prior fiscal year performance awards, annual rebates, incentives and profit sharing. Timing of payments was the primary reason for the decrease in accounts payable.

Management evaluates how effectively we utilize two of our key operating assets, receivables and inventories, using Accounts Receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics are as follows (in days):

	June 30, 2007	December 31, 2006	June 30, 2006

DSO	61	61	61
DIOH	86	82	84

During the second quarter of 2007, DIOH increased two days compared to the same period last year, primarily due to increases in inventory levels at our foreign locations due to longer lead times and pipeline fill for new products. In comparison to December 31, 2006, DIOH increased four days as a result of replenishing certain inventories to normal levels due to seasonality of sales volumes.

INVESTING ACTIVITIES — Investing activities during the six months ended June 30, 2007 used $5.2 million in cash. The primary use was capital expenditures, which totaled $17.5 million during the six months ended June 30, 2007 and included investments in support of our footprint consolidation, global expansion initiatives and new product development. Other uses of cash during the first six months of 2007 also included the acquisition of Floorep Limited, a distributor of cleaning equipment based in Scotland. Floorep was purchased for $2.0 million, net of cash acquired. These uses were substantially offset by sales of short-term investments, which generated $14.3 million in cash during the six-month period.

We currently anticipate full-year capital spending to be in the range of approximately $23 to $28 million.

During the comparable 2006 period, investing activities used $8.3 million in cash for capital expenditures, net of proceeds from disposals of property, plant and equipment.

FINANCING ACTIVITIES — Net cash used by financing activities was $9.1 million during the first six months of 2007 and $2.5 million in the comparable 2006 period. During the first six months of 2007, significant uses of cash included $8.7 million for repurchases of common stock under our share repurchase program and $4.5 million in dividend payments. Proceeds from issuance of common stock generated $4.3 million of cash in the first six months of 2007, primarily driven by employee stock options exercises.

During the first six months of 2006 significant uses of cash included $4.1 million in dividend payments as well as repurchases of common stock under our share repurchase program of $2.6 million. Proceeds from issuance of common stock of $4.4 million were a significant source of cash during this period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Various factors beyond our control affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, domestic and foreign governmental regulation, weather-related factors and the overall economic environment. We purchase petroleum-related component parts for use in our manufacturing operations. In addition, our freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. If the price of oil and gas continue to increase, our results could be unfavorably impacted in 2007.

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

During 2006 and the first six months of 2007, our purchased material and other costs were unfavorably impacted by commodity prices and we were not able to fully mitigate these higher costs with selling price increases and cost-reduction actions. We will continue to focus on mitigating the risk of continued future raw material or other product component increases through product pricing, negotiations with our vendors and cost-reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices remain at their current levels or continue to increase, our results may continue to be unfavorably impacted in 2007.

Other Matters

Management regularly reviews our business operations, processes and overall organizational structure with the objective of improving financial performance and maximizing our return on investment. As a result of this ongoing process to improve financial performance, we may incur restructuring charges in the future which, if taken, could be material to our financial results.

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

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:

•	Geopolitical and economic uncertainty throughout the world.

•	Changes in laws, including changes in accounting standards and taxation changes.

•	Inflationary pressures.

•	Potential for increased competition in our business.

•	Relative strength of the U.S. dollar, which affects the cost of our materials and products bought and sold internationally.

•	Fluctuations in the cost or availability of raw materials and purchased components.

•	Success and timing of new products.

•	Ability to achieve projections of future financial and operating results.

•	Successful integration of acquisitions, including recoverability of acquired goodwill and intangible assets.

•	Ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.

•	Ability to achieve anticipated global sourcing cost reductions.

•	Unforeseen product quality problems.

•	Ability to acquire, retain and protect proprietary intellectual property rights.

•	Effects of litigation, including threatened or pending litigation.

•	Price and timing of the sale of our Maple Grove, Minnesota manufacturing facility.

•	Ability to benefit from production reallocation plans, including benefits from our expansion into China.

•	Ability to achieve growth plans.

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

Item 4. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2. Unrestricted Sales of Equity Securities and Use of Proceeds

In November 2004, Tennant Company’s Board of Directors authorized the repurchase of 400,000 shares of our common stock under the share repurchase program approved by the Board of Directors in May 2001. In August 2006, the Board of Directors approved the adjustment of the number of shares then available for repurchase to reflect the impact of the two-for-one stock split in July 2006. On May 3, 2007, the Board of Directors authorized the repurchase of 1,000,000 additional shares of our common stock. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs.

For the Quarter Ended 6/30/2007	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased

April 1 – 30, 2007	22,263	$32.73	21,200	362,374
May 1 – 31, 2007	140,834	31.93	140,200	1,222,174
June 1 – 30, 2007	20,013	34.65	19,300	1,202,874

Total	183,110	$32.33	180,700	1,202,874

(1)

Includes 2,410 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options or restricted stock under employee compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 3, 2007, for the purpose of electing four directors, ratifying the appointment of KPMG LLP as our independent registered public accounting firm, approving the 2007 Stock Incentive Plan and transacting such other business as would properly come before the meeting. Results of shareholder voting on these matters were as follows:

		For	Withhold

1.	Election of four Class III directors for a three year term expiring in 2010:
	William F. Austen	15,827,173	758,758
	James T. Hale	8,899,608	7,686,329
	H. Chris Killingstad	9,052,376	7,533,561
	Pamela K. Knous	8,798,426	7,787,511

		For	Against	Abstain	Broker Non-Vote

2.	Ratify the appointment of KPMG LLP as registered independent public accounting firm of the Company.	15,667,503	870,116	48,318	0
3.	To approve the 2007 Stock Incentive Plan.	12,556,963	2,765,257	103,827	1,159,890

There were 18,832,583 shares of common stock entitled to vote at the meeting and a total of 16,585,937 (88.07%) were represented at the meeting.

Item 6. Exhibits

Exhibits

Item #	Description	Method of Filing

3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.

3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006.

3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.1	Tennant Company 2007 Stock Incentive Plan	Incorporated by reference to Appendix A to our proxy statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.

10.2	Credit Agreement dated as of June 19, 2007	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 19, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.

32	Section 1350 Certifications	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 8, 2007	/s/ H. Chris Killingstad

H. Chris Killingstad
President and Chief Executive Officer

Date:	August 8, 2007	/s/ Thomas Paulson

Thomas Paulson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)