Form 10-Q
period 2007-09-30
TENNANT CO
filed 2007-11-02
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________

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
Yes  ☐  No  ☒

As of October 24, 2007, 18,618,808 shares of Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30

	2007	2006	2007	2006

Net sales	$161,329	$145,690	$481,610	$432,117
Cost of sales	94,465	85,073	280,137	248,902

Gross profit	66,864	60,617	201,473	183,215

Operating expense:
Research and development expenses	5,910	5,536	17,421	16,166
Selling and administrative expenses	50,910	45,212	149,784	137,864

Total operating expenses	56,820	50,748	167,205	154,030

Profit from operations	10,044	9,869	34,268	29,185
Other income (expense):
Interest income	463	427	1,379	1,937
Interest expense	(234)	(176)	(683)	(516)
Net foreign currency transaction gains	52	396	494	560
ESOP income	866	636	1,982	895
Other income (expense), net	54	(55)	(650)	(343)

Total other income	1,201	1,228	2,522	2,533

Profit before income taxes	11,245	11,097	36,790	31,718
Income tax expense	278	3,175	9,517	10,206

Net earnings	$10,967	$7,922	$27,273	$21,512

Earnings per share:
Basic earnings	$0.59	$0.43	$1.46	$1.16
Diluted earnings	$0.57	$0.42	$1.42	$1.14
Dividends	$0.12	$0.12	$0.36	$0.34

Weighted average shares outstanding:
Basic	18,653	18,579	18,693	18,526
Diluted	19,157	18,977	19,192	18,942

See accompanying Notes to Condensed Consolidated Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$23,929	$31,021
Short-term investments	7,925	14,250
Receivables, less allowances of $4,491 and $3,347, respectively	114,721	116,326
Inventories	63,451	60,978
Prepaid expenses	8,922	4,531
Deferred income taxes, current portion	7,471	8,298

Total current assets	226,419	235,404

Property, plant and equipment	265,856	244,283
Accumulated depreciation	(171,000)	(161,448)

Property, plant and equipment, net	94,856	82,835

Deferred income taxes, long-term portion	5,057	1,574
Goodwill	29,059	26,298
Intangible assets, net	5,047	4,581
Other assets	7,255	3,558

Total assets	$367,693	$354,250

LIABILITIES & SHAREHOLDERS’ EQUITY

LIABILITIES

Current debt	$2,712	$1,812
Accounts payable	29,888	31,326
Employee compensation and benefits	26,577	32,374
Income taxes payable	1,594	710
Other current liabilities	27,248	28,582

Total current liabilities	88,019	94,804

Long-term debt	1,225	1,907
Employee-related benefits	27,235	27,081
Deferred income taxes, long-term portion	6,918	794

Total long-term liabilities	35,378	29,782

Total liabilities	123,397	124,586

SHAREHOLDERS’ EQUITY

Common stock	6,985	7,045
Additional paid-in capital	6,859	14,223
Retained earnings	230,471	210,457
Accumulated other comprehensive income (loss)	3,183	647
Receivable from ESOP	(3,202)	(2,708)

Total shareholders’ equity	244,296	229,664

Total liabilities and shareholders’ equity	$367,693	$354,250

See accompanying Notes to Condensed Consolidated Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30

	2007	2006

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$27,273	$21,512
Adjustments to net earnings to arrive at operating cash flows:
Depreciation	12,620	10,140
Amortization	428	309
Deferred tax expense (benefit)	1,293	(676)
Stock-based compensation expense	2,463	2,532
ESOP income	(495)	(388)
Tax benefit on ESOP	35	(45)
Provision for bad debts and returns	1,682	548
Changes in operating assets and liabilities:
Accounts receivable	1,013	4,887
Inventories	568	(4,737)
Accounts payable	(4,558)	(2,217)
Employee compensation and benefits and other accrued expenses	(7,970)	(6,441)
Income taxes	(1,374)	(612)
Other current/noncurrent assets and liabilities	(3,441)	655
Other, net	1,845	2,230

Net cash flows related to operating activities	31,382	27,697

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,828)	(13,194)
Proceeds from disposals of property, plant and equipment	335	692
Acquisition of businesses, net of cash acquired	(2,588)	(8,470)
Purchases of short-term investments	(7,925)	(10,000)
Sales of short-term investments	14,250	—

Net cash flows related to investing activities	(19,756)	(30,972)

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Payments on capital leases	(1,759)	(1,476)
Proceeds from issuance of short-term debt	200	—
Proceeds from issuance of common stock	7,686	6,667
Tax benefit on stock plans	2,180	923
Purchases of common stock	(20,530)	(2,833)
Dividends paid	(6,751)	(6,323)

Net cash flows related to financing activities	(18,974)	(3,042)

Effect of exchange rate changes on cash and cash equivalents	256	98

Net increase in cash and cash equivalents	(7,092)	(6,219)

Cash and cash equivalents at beginning of year	31,021	41,287

Cash and cash equivalents at end of period	$23,929	$35,068

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$10,918	$10,461
Interest	$367	$195
Supplemental non-cash investing and financing activities:
Capital expenditures funded through capital leases	$1,368	$2,206
Collateralized borrowings incurred for operating lease equipment	$448	$133

See accompanying Notes to Condensed Consolidated Financial Statements

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(1)	Basis of Presentation

Tennant Company is referred to as “Tennant,” “us,” “we,” or “our” in these Notes to the Condensed Consolidated Financial Statements.

In our opinion, the accompanying unaudited, Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to Condensed Consolidated Financial Statements) necessary to present fairly our financial position as of September 30, 2007, the results of our operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. These statements are condensed and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN No. 48 as of January 1, 2007, as further discussed in Note 12.

(2)	Restructuring Charges

During the third quarter of 2007, management approved a restructuring action in an effort to better match skill sets and talent in evolving functional areas that are critical to successful execution of our strategic priorities. These actions impacted approximately 60 positions within a workforce of 2,700, or about two percent of the employee base.

The restructuring action resulted in the recognition of a pretax charge of $1,647 ($1,103 aftertax or $0.06 per diluted share) in our third quarter ended September 30, 2007. The charge consists primarily of severance and outplacement benefits and is included within selling and administrative expenses in the Consolidated Statements of Earnings. The total cost of severance and outplacement benefits is expected to be incurred by year end and totals approximately $2,200.

Other costs associated with the restructuring action were $79 as of September 30, 2007. These costs are expected to total approximately $300 and will be primarily incurred during the first quarter of 2008. These costs include expenses related to hiring employees to fill the positions impacted and will be expensed as incurred.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(3)	Floorep Acquisition

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

Net tangible assets acquired, including cash of $1,507	$1,717
Identified intangible assets	690
Goodwill	1,158

$3,565

(4)	Inventories

Inventories are valued at the lower of cost or market. Inventories at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006

Inventories carried at LIFO:
Finished goods	$42,628	$36,513
Raw materials, production parts and work-in-process	17,710	20,110
LIFO reserve	(27,456)	(25,731)

Total LIFO inventories	32,882	30,892

Inventories carried at FIFO:
Finished goods	21,409	21,387
Raw materials, production parts and work-in-process	9,160	8,699

Total FIFO inventories	30,569	30,086

Total inventories	$63,451	$60,978

          The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(5)	Comprehensive Income (Loss)

We report accumulated other comprehensive income (loss) as a separate item in the Shareholders’ Equity section of the Balance Sheet. Comprehensive income (loss) is comprised of the net earnings and other comprehensive income (loss). For the three and nine months ended September 30, 2007, other comprehensive income (loss) consisted of foreign currency translation adjustments and amortization of pension items required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). For the three and nine months ended September 30, 2006, other comprehensive income (loss) consisted of foreign currency translation adjustments. The reconciliations of net earnings to comprehensive income (loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2007	2006	2007	2006

Net earnings	$10,967	$7,922	$27,273	$21,512
Foreign currency translation adjustments	1,639	(223)	2,649	1,502
Amortization of SFAS No. 158 pension items	(14)	—	(113)	—

Comprehensive income (loss)	$12,592	$7,699	$29,809	$23,014

(6)	Earnings Per Share Computations

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2007	2006	2007	2006

Weighted average shares outstanding – Basic	18,653	18,579	18,693	18,526
Dilutive share equivalents	504	398	499	416

Weighted average shares outstanding – Diluted	19,157	18,977	19,192	18,942

Net earnings	$10,967	$7,922	$27,273	$21,512

Earnings per share – Basic	$0.59	$0.43	$1.46	$1.16

Earnings per share – Diluted	$0.57	$0.42	$1.42	$1.14

Antidilutive securities excluded from diluted earnings per share calculation	18	88	36	98

(7)	Segment Reporting

We operate in one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. Our products are sold in North America, Europe, and Other International markets including the Middle East, Latin America and Asia Pacific. The following table sets forth net sales by geographic area (net of intercompany sales):

	Three Months Ended September 30		Nine Months Ended September 30

	2007	2006	2007	2006

North America	$104,672	$94,938	$309,017	$286,049
Europe	39,534	35,790	120,490	103,187
Other International	17,123	14,962	52,103	42,881

Total	$161,329	$145,690	$481,610	$432,117

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(8)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

September 30, 2007

Balance at December 31, 2006	$26,298
Additions	1,752
Foreign currency fluctuations	1,009

Balance at September 30, 2007	$29,059

The balances of acquired intangible assets, excluding goodwill, are as follows:

	Customer List and Order Book	Trade Name	Technology	Total

Balance as of December 31, 2006:
Original cost	$3,147	$295	$1,900	$5,342
Accumulated amortization	(608)	(233)	(147)	(988)
Foreign currency fluctuations	235	(15)	7	227

Carrying value	$2,774	$47	$1,760	$4,581

Weighted-average original life (in years)	14	4	10

Balance as of September 30, 2007:
Original cost	$3,839	$295	$1,900	$6,034
Accumulated amortization	(909)	(293)	(371)	(1,573)
Foreign currency fluctuations	465	(14)	135	586

Carrying value	$3,395	$(12)	$1,664	$5,047

Weighted-average original life (in years)	14	4	10

Amortization expense on intangible assets for the three and nine months ended September 30, 2007, was $107 and $585, respectively, and for the three and nine months ended September 30, 2006, was $289 and $379, respectively.

The additions to goodwill and other intangible assets during 2007 were based on the purchase price allocation of the Floorep acquisition in February 2007, as described in Note 3, plus adjustments to goodwill related to the Hofmans Machinefabriek acquisition in July 2006. The Floorep intangible asset consisted of a customer list and is amortized over a useful life of 12 years.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years is as follows:

Remaining 2007	$171
2008	476
2009	418
2010	416
2011	414
Thereafter	3,152

Total	$5,047

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(9)	Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment–Revised 2004” (“SFAS No. 123(R)”), using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006. Compensation costs for unvested stock options and awards that were outstanding as of the adoption date are being recognized, beginning January 1, 2006, over the requisite service period based on the grant date fair value of those options and awards as previously calculated under the pro-forma disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As of September 30, 2007, we had six plans under which we have awarded share-based compensation grants, which are described in Note 13 of the 2006 Annual Report on Form 10-K. A maximum of 5,700 shares were originally authorized under these plans; 1,622 shares were available for issuance under current and future equity compensation awards as of September 30, 2007.

Stock Option and Stock Appreciation Right Awards

We determined the fair value of our stock option awards using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted during the nine months ended September 2007 and 2006:

	2007	2006

Expected dividend yield	1.7 - 1.8%	1.9 - 2.1%
Expected volatility	26.3 - 35.3%	21.7 - 75.4%
Risk-free interest rate	4.6 - 5.1%	4.6 - 5.1%
Expected life, in years	1 - 9	2 - 9
Weighted-average expected volatility	30.5%	38.8%
Weighted-average fair value	$ 10.18	$ 8.73

Stock options were granted for 28 and 40 shares during the nine months ended September 30, 2007 and 2006, respectively.

The expected life selected for stock options granted during the nine month period represents the period of time that the stock options are expected to be outstanding based on historical data of stock option holder exercise and termination behavior for similar grants. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock over a period equal to the expected life of each stock option grant. Dividend yield is estimated over the expected life based on our dividend policy and historical dividends paid.

The total grant date fair value of stock options vested during the nine months ended September 30, 2007 and 2006 was $648 and $1,210, respectively.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $6,713 and $2,767, respectively. New stock option awards granted in 2007 and 2006 vest one-third each year over a three year period and have a ten year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Compensation expense is fully recognized for reload options as of the reload date.

At September 30, 2007, the aggregate intrinsic value of shares outstanding and exercisable was $33,100 and $30,674, respectively.

In addition to stock options, we also occasionally grant cash-settled stock appreciation rights (“SARs”) to employees in certain foreign locations. Total outstanding SARs as of September 30, 2007, were 11. No new SARs were granted during the first nine months of 2007.

Compensation expense related to stock options and SARs was $714 and $770 for the nine month periods ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was unrecognized compensation cost for unvested options and rights of $623, of which $99 is expected to be recognized during the remainder of 2007 and the remaining $524 during 2008, 2009 and 2010.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

The following table summarizes activity related to stock option and SARs awards under our employee and non-employee director equity compensation plans during the nine months ended September 30, 2007:

	Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2006	1,543	$19.54
Granted	28	31.76
Exercised	(407)	19.82
Forfeited	(1)	20.82
Expired	(23)	18.13

Outstanding at September 30, 2007	1,140	$19.76

Exercisable at September 30, 2007	1,034	$19.13

Restricted Share Awards

The following table summarizes the activity during the nine months ended September 30, 2007, for unvested restricted share awards which contain vesting provisions:

	Unvested Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2006	83	$25.56
Granted	30	31.69
Vested	(8)	22.81
Forfeited	(6)	26.13

Unvested at September 30, 2007	99	$27.58

Restricted share awards typically have a two or three year vesting period from the effective date of grant. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $188 and $47, respectively. Compensation expense related to restricted stock was $786 and $444 for the nine month periods ended September 30, 2007 and 2006, respectively. As of September 30, 2007 there was $1,144 of total unrecognized compensation cost related to unvested shares, of which $292 is expected to be recognized during the remainder of 2007 and the remaining $852 during 2008, 2009 and 2010.

Performance Share Awards

We also grant performance share awards to key employees as a part of our management compensation program. These awards are earned based upon achievement of certain financial performance targets. We determine the fair value of these awards as of the date of grant and recognize the expense over a three year performance period. The compensation expense for these awards was $938 and $1,196 for the nine months ended September 30, 2007 and 2006, respectively.

During November 2005, we also granted a performance share award to the President and Chief Executive Officer which will vest and is earned upon achieving certain total shareholder return targets over a five year performance period. The maximum number of shares of common stock issuable upon payout of the award is 40. Compensation cost is based on the fair value of this award as of the date of grant and recognized over the derived requisite service period of three years. Compensation expense related to this award was $106 and $106 for the nine month periods ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $165 of total unrecognized compensation cost related to this award, of which $35 is expected to be recognized during the remainder of 2007 and the remaining $130 during 2008.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

As of September 30, 2007, we had $1,316 in total share-based liabilities recorded on our balance sheet. During the nine month period ended September 30, 2007 we paid out $623 related to 2006 share-based liability awards.

(10)	Guarantees

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines generally range from one to four years. The changes in warranty reserve balances for the nine months ended September 30, 2007 and 2006 were as follows:

	September 30, 2007	September 30, 2006

Beginning balance	$6,868	$6,146
Additions charged to expense	5,799	5,824
Change in estimate	(45)	153
Foreign currency fluctuations	151	78
Claims paid	(5,830)	(5,803)

Ending balance	$6,943	$6,398

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $11,463, of which we have guaranteed $8,723. As of September 30, 2007, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $910 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

(11)	Retirement Benefit Plans

As of September 30, 2007, we had four defined benefit retirement plans and a postretirement medical plan, which are described in Note 9 of the 2006 Annual Report on Form 10-K. We have contributed $150 and $178 during the third quarter and $450 and $543 for the first nine months of 2007 to our pension benefit plans and to our postretirement medical benefit plan, respectively. We expect to contribute approximately $600 and $1,000 to our pension benefit plans and to our postretirement medical benefit plan in 2007, respectively.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

The components of the net periodic cost for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2007	2006	2007	2006

Pension Benefits:
Service cost	$255	$260	$762	$770
Interest cost	601	571	1,793	1,693
Expected return on plan assets	(761)	(746)	(2,277)	(2,223)
Recognized actuarial (gain) loss	(3)	(2)	(11)	(6)
Amortization of transition obligation	19	14	58	40
Amortization of prior service cost	140	142	422	425
Foreign currency	84	(16)	97	157

Net periodic cost	$335	$223	$844	$856

Postretirement Medical Benefits:
Service cost	$35	$38	$107	$114
Interest cost	184	191	550	574
Recognized actuarial (gain) loss	8	19	26	56
Amortization of prior service cost	(145)	(130)	(435)	(389)

Net periodic cost	$82	$118	$248	$355

(12)	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on January 1, 2007. The cumulative effect of adopting FIN No. 48 was a decrease in reserves for uncertain tax positions and an increase to the January 1, 2007 balance of retained earnings of $184. Including this cumulative effect, the Company’s recorded liabilities totaled $5,779 for gross unrecognized tax benefits of $5,359 and accrued interest and penalties of $420. If the Company were to prevail on all unrecognized tax benefits, approximately $1,817 representing unrecognized tax benefits of $1,713 and interest and penalties of $104 would impact the Company’s effective tax rate. The remaining $3,962 represents unrecognized tax benefits of $3,646 and interest and penalties of $316 that would be received in different taxing jurisdictions in the event that the Company did not prevail on all unrecognized tax benefits recorded.

Consistent with the provisions of FIN No. 48, the Company reclassified the reserves for uncertain tax positions from other current liabilities to non-current liabilities unless the liability is expected to be paid within one year.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is generally no longer subject to U.S. federal tax examinations for taxable years before 2004 and with limited exceptions, state and foreign income tax examinations for taxable years before 2002.

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

During the third quarter of 2007 it was determined that it was now more likely than not that tax net operating loss carryforwards in Germany would be utilized in the future and accordingly the valuation allowance on the related deferred tax asset was reduced to zero. The one-time tax benefit related to the reversal of the German valuation allowance, net of the impact of tax rate changes in foreign jurisdictions on deferred taxes, was approximately $3,600.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share data)

(13)	Financing Arrangements

During June 2007, the Company entered into a $125,000 senior unsecured revolving credit facility which expires in June 2012. The interest rate on this credit facility varies and at the Company’s option, is based upon LIBOR, prime rate or the federal funds rate, plus a varying basis point spread as defined in the credit agreement. The credit facility requires the company to meet selected covenants. The Company was in compliance with all such covenants at September 30, 2007. There were no outstanding borrowings under this facility as of September 30, 2007.

During August 2007, the Company entered into an unsecured revolving credit facility denominated in foreign currency of 14,600 Renminbi (RMB), or approximately $1,900 U.S. Dollars, which expires in August 2008. The interest rate on this credit facility is equal to the People’s Bank of China’s base rate. The balance outstanding on this facility was approximately $200 U.S. Dollars at September 30, 2007 at a rate of 6.21%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing of solutions that help create a cleaner, safer world. We provide equipment, service, parts and consumables and specialty surface coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are primarily located in North America, Europe and Other International markets including the Middle East, Latin America and Asia Pacific. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative solutions.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Net earnings for the third quarter of 2007 were up 38.4% to $11.0 million, or $0.57 per diluted share. Net earnings for the nine months ended September 30, 2007 increased 26.8% to $27.3 million, or $1.42 per diluted share, compared to the same period in 2006. Net earnings in the quarter and first nine months of 2007 benefited from strong growth in net sales, operating profit improvements and a lower effective tax rate resulting from a one-time tax benefit. These benefits were partially offset by a restructuring charge taken in the third quarter of 2007.

Management approved a restructuring action during September 2007 in an effort to better match skill sets and talent in evolving functional areas that are critical to successful execution of strategic priorities as discussed in Note 2 to the Consolidated Financial Statements. These actions impacted approximately 60 positions within a workforce of 2,700, or about two percent of the employee base. The restructuring action resulted in the recognition of a pretax charge of $1,647 and related expenses of $79 ($1,174 after-tax or $0.06 per diluted share) in our third quarter ended September 30, 2007. These costs consist primarily of severance, outplacement benefits and recruiting expenses and is included within selling and administrative expenses in the Consolidated Statements of Earnings. We expect to recognize costs totaling $2.5 million related to this action. Of the remaining costs, $0.6 million is expected to be incurred during the fourth quarter of 2007 and $0.2 million during 2008.

A net tax benefit of $0.19 per diluted share was recognized in the third quarter of 2007. The benefit related to the reversal of a valuation allowance on foreign net operating loss carryforwards. This benefit was partially offset by the impact of tax rate changes in foreign jurisdictions on deferred taxes.

Together, the net effect of the $0.06 per diluted share restructuring charge and net tax benefit of $0.19 per diluted share was a positive $0.13 per diluted share in the third quarter of 2007.

Historical Results

The following compares the historical results of operations for the nine month period ended September 30, 2007 and 2006 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended September 30				Nine Months Ended September 30

	2007	%	2006	%	2007	%	2006	%

Net sales	$161,329	100.0	$145,690	100.0	$481,610	100.0	$432,117	100.0
Cost of sales	94,465	58.6	85,073	58.4	280,137	58.2	248,902	57.6

Gross profit	66,864	41.4	60,617	41.6	201,473	41.8	183,215	42.4

Research and development expenses	5,910	3.7	5,536	3.8	17,421	3.6	16,166	3.7
Selling and administrative expenses	50,910	31.6	45,212	31.0	149,784	31.1	137,864	31.9

Profit from operations	10,044	6.2	9,869	6.8	34,268	7.1	29,185	6.8
Interest income, net	229	0.1	251	0.2	696	0.1	1,421	0.3
Other income, net	972	0.6	977	0.7	1,826	0.4	1,112	0.3

Profit before income taxes	11,245	7.0	11,097	7.6	36,790	7.6	31,718	7.3
Income tax expense	278	0.2	3,175	2.2	9,517	2.0	10,206	2.4

Net earnings	$10,967	6.8	$7,922	5.4	$27,273	5.7	$21,512	5.0

Earnings per diluted share	$0.57		$0.42		$1.42		$1.14

Net Sales

Consolidated net sales increased 10.7% to $161.3 million for the third quarter of 2007. Consolidated net sales of $481.6 million for the first nine months of 2007 increased 11.5% compared to the first nine months of 2006. The growth in net sales in both the third quarter and for the first nine months of 2007 was driven by volume growth, principally in North America and Other International markets as well as price increases in all geographies. Direct foreign currency exchange fluctuations increased net sales by approximately 3% in both periods. Acquisitions contributed approximately $1 million, or approximately 1%, to net sales for the three months ended September 30, 2007 and contributed approximately $8 million, or approximately 2%, to net sales for the first nine months of 2007.

The following table sets forth the net sales by geographic area for the three and nine month periods ended September 30, 2007 and 2006 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended September 30			Nine Months Ended September 30

	2007	2006	%	2007	2006	%

North America	$104,672	$94,938	10.3	$309,017	$286,049	8.0
Europe	39,534	35,790	10.5	120,490	103,187	16.8
Other International	17,123	14,962	14.4	52,103	42,881	21.5

Total	$161,329	$145,690	10.7	$481,610	$432,117	11.5

North America

North American net sales of $104.7 million for the third quarter of 2007 increased 10.3% from the third quarter of 2006. Net sales increased 8.0% to $309.0 million for the nine months ended September 30, 2007 compared to the same period in 2006. Volume growth in all channels contributed to the increase in sales in both periods, led by higher sales to our national accounts and through our distribution network. Equipment sales drove this volume growth fueled by continued success with new products. Organic volume growth in service, parts and consumables and price increases in all product categories also contributed to the increase in North American net sales.

Europe

In Europe, net sales increased 10.5% to $39.5 million for the third quarter of 2007 as compared to the third quarter of 2006. Acquisitions added approximately $1 million, or approximately 3%, to European net sales in the third quarter. Positive direct foreign currency exchange fluctuations also increased European net sales by approximately 8% in the third quarter of 2007. Europe’s organic base was essentially flat in the third quarter of 2007 when compared to the same period in 2006. A shipment of a large order during the third quarter of 2006 for which a similar shipment did not occur in the 2007 third quarter and lower sales of equipment in the United Kingdom offset volume growth from our Hofmans line of outdoor products and a favorable impact from price increases.

European net sales increased 16.8% to $120.5 million for the nine months ended September 30, 2007. Acquisitions, primarily the acquisition of Hofmans, added approximately $8 million, or approximately 8%, to European net sales during this period. Positive direct foreign currency exchange fluctuations added approximately 9% to European net sales for the nine months ended September 30, 2007. The remaining change between the nine month periods ended September 30, 2007 and 2006 was attributable to price increases and volume growth in most European markets, offset by lower sales of equipment in the United Kingdom.

Other International

In Other International markets, net sales for the third quarter of 2007 totaled $17.1 million, up 14.4% from the third quarter of 2006. Growth in net sales was primarily driven by organic growth, resulting from expanded market coverage in Brazil and volume growth in Australia and the Middle East. Price increases also contributed to the overall growth in net sales. Positive direct foreign currency translation exchange effects increased sales in Other International markets by approximately 5% in the 2007 third quarter.

Net sales for the first nine months of 2007 in Other International markets increased 21.5% to $52.1 million compared to the same period last year. Growth in net sales was primarily driven by organic growth in all regions: Latin America, Asia Pacific and the Middle East. Expanded market coverage in Brazil and China was a key contributor to the organic volume growth in net sales. Price increases between periods also contributed to the increase in net sales. Positive direct foreign currency translation exchange effects increased sales by approximately 3% in the first nine months of 2007.

Gross Profit

Gross profit margin was 41.4% for the third quarter of 2007 compared with 41.6% reported in 2006. The decline in gross profit margin was primarily due to costs associated with our continued manufacturing footprint consolidation, China expansion and the integration of the Hofmans acquisition. Cost reduction initiatives and price increases were not enough to offset higher raw materials and purchased component costs in the third quarter, especially due to the higher cost of batteries resulting from the escalating lead prices. Partially offsetting these declines was a benefit from positive foreign currency translation exchange effects.

Gross profit margin was 41.8% for the first nine months of 2007 compared with 42.4% in 2006. Costs associated with our manufacturing footprint consolidation, China expansion and the integration of the Hofmans acquisition were the primary factors causing this decrease. In addition, gross profit margins declined because cost reduction initiatives and price increases were not enough to offset higher material costs in the first nine months of 2007, in part due the higher cost of batteries. Partially offsetting these declines was a favorable mix of products sold.

As part of our efforts to mitigate the impact of the increasing cost of lead, we plan to implement a selling price surcharge during the fourth quarter of 2007 on certain products including batteries and battery-operated equipment in North America. Price increases on similar products in Europe were put into effect during the third quarter of 2007.

Operating Expenses

Research & Development Expenses

Research and development (R&D) expenses in the third quarter of 2007 increased 6.8% to $5.9 million from $5.5 million in 2006. R&D expenses as a percentage of net sales were 3.7% for the third quarter of 2007 compared to 3.8% in the comparable quarter last year.

R&D expenses for the nine months ended September 30, 2007 were $17.4 million, up 7.8% from $16.2 million in 2006. R&D expenses as a percentage of net sales were 3.6% for the first nine months compared to 3.7% in the same period last year, which is in line with our target of investing 3% to 4% of net sales annually on R&D.

Selling & Administrative Expenses

Selling and administrative (S&A) expenses in the third quarter of 2007 increased 12.6% to $50.9 million from $45.2 million in 2006. S&A expenses for the third quarter included a $1.7 million charge for a restructuring action approved by management during the quarter as discussed in Note 2 to the Condensed Consolidated Financial Statements. The charge consists primarily of severance and outplacement benefits. The remaining 8.8% increase in expenses in the third quarter of 2007 was due to general inflationary cost increases, the inclusion of expenses related to acquired operations and costs to support international market coverage and other strategic initiatives. In addition, an increase in bad debt expense also contributed to the increase between periods. Unfavorable direct foreign currency exchange added approximately $1.3 million to the increase in S&A expense for the third quarter of 2007.

For the nine months ended September 30, 2007, S&A expenses increased 8.6% to $149.8 million from $137.9 million in the comparable period last year. The increase in S&A expenses, in addition to the restructuring charge discussed above, was due to general inflationary cost increases, the inclusion of expenses related to acquired operations and costs to support international market coverage and growth initiatives. In addition, an increase in bad debt expenses also contributed to the increase between periods. Unfavorable direct foreign currency exchange added approximately $3.5 million to the increase in S&A expense for the nine months ended September 30, 2007. Offsetting these increases was a decrease in performance-based compensation expense.

S&A expenses as a percentage of net sales were 31.6% for the third quarter of 2007, up from 31.0% in the comparable quarter last year. The increase in S&A expenses as a percentage of net sales in the third quarter of 2007 is primarily attributable to the charge recognized for the restructuring action during the quarter.

S&A expenses as a percentage of net sales for the nine months ended September 30, 2007 were 31.1% down from the 31.9% in the comparable period last year. The decrease as a percent of net sales for the nine months is primarily due to sales growing at a faster rate than expenses, despite investments to support our growth initiatives.

Interest Income, Net

Interest income, net was flat between the third quarter of 2007 and 2006, but declined by $0.7 million for the nine month period ended September 30, 2007, as compared to the same period in 2006. The unfavorable comparison between the first nine months of 2007 and 2006 primarily reflects a decrease in interest income as a result of lower average levels of cash, cash equivalents and short-term investments during the first nine months of 2007 compared to 2006. In addition, we received interest income related to a state tax refund in the second quarter of 2006.

Other Income, Net

Other income, net remained essentially unchanged between the third quarter of 2007 and 2006. Foreign currency translation gains were lower in the third quarter of 2007 when compared to the same period in 2006. This decline was offset, in part, by an increase in ESOP income due to a higher average stock price. The Company benefits from ESOP income when the shares held by the Company’s ESOP Plan are utilized and the basis of those shares is lower than the current average stock price. In addition, we incurred expenses in the third quarter of 2006 associated with a potential acquisition that we did not complete. A similar expense was not incurred during the third quarter of 2007.

For the nine month period ended September 30, 2007, other income, net increased by $0.7 million. The increase in total other income, net for the first nine months of 2007 when compared to the same period in 2006 was primarily driven by an increase in ESOP income of $1.1 million due to a higher average stock price. Partially offsetting this increase was $0.5 million in discretionary contributions to Tennant’s charitable foundation during 2007. Similar contributions were not made during 2006.

Income Taxes

The effective tax rate in the third quarter of 2007 was 2.5% compared to the effective tax rate in the third quarter of the prior year of 28.6%. The third quarter of 2007 included net favorable discrete items of $4.1 million primarily related to the reversal of a German valuation allowance, net of the impact of tax rate changes in foreign jurisdictions on deferred taxes. During the third quarter of 2007 it was determined that it was now more likely than not that tax net operating loss carryforwards in Germany would be utilized in the future and accordingly the valuation allowance on the related deferred tax asset was reduced to zero.

The year-to-date 2007 effective tax rate was 25.9% compared to the year-to-date effective tax rate last year of 32.2%.

We expect our 2007 full year base tax rate will be approximately 36% before the impact of one-time items, resulting in an effective tax rate of between 29% and 31%. Our estimate of the full year effective tax rate is subject to change and may be impacted by changes in our forecasts of operating profit in total or by taxing jurisdiction, or to changes in the tax laws and regulations.

Liquidity and Capital Resources

On June 19, 2007, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, BMO Capital Markets Financing, Inc. and U.S. Bank National Association, as Co-Documentation Agents and the Lenders from time to time party thereto. The Credit Agreement provides us and certain of our foreign subsidiaries access to a $125.0 million senior unsecured revolving credit facility until June 19, 2012. Borrowings may be denominated in U.S. Dollars or certain other currencies. The Credit Agreement contains a $75.0 million sublimit on foreign currency borrowings and a $50.0 million sublimit on borrowings by the foreign subsidiaries. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions.

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

The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity. Further, the Credit Agreement contains a covenant requiring us to maintain an indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.5 to 1, and to maintain an EBITDA to interest expense ratio of no less than 3.5 to 1. The Credit Agreement also restricts us from paying dividends or repurchasing stock in an amount that exceeds $50.0 million during any fiscal year if, after giving effect to such payments, our leverage ratio would exceed 2.5 to 1.

On August 23, 2007, we entered into an unsecured revolving credit facility (the “Credit Facility”) with Bank of America, National Association which expires on August 23, 2008. This Credit Facility is denominated in Renminbi in the amount of 14.6 million RMB, or approximately $1.9 million U.S. Dollars, and is available for general corporate purposes, including working capital needs of our China location. The interest rate on borrowed funds is equal to the People’s Bank of China’s base rate. This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued.

Our debt-to-total-capitalization ratio was 1.6% at September 30, 2007 and December 31, 2006. Cash, cash equivalents and short-term investments totaled $31.9 million at September 30, 2007, compared to $45.3 million at December 31, 2006. We believe that the combination of cash, cash equivalents and short-term investments on hand, as well as internally generated funds and amounts available under the Credit Agreement and Credit Facility are more than sufficient to meet our cash requirements for the next year.

OPERATING ACTIVITIES — Operating activities provided $31.4 million of cash for the nine months ended September 30, 2007. Cash provided by operating activities was driven primarily by strong net earnings, partially offset by a decrease in employee compensation and benefits and other accrued expenses and accounts payable. The decrease in employee compensation and benefits and other accrued expenses was primarily a result of payments of prior fiscal year performance awards, annual rebates, incentives and profit sharing. Timing of payments was the primary reason for the decrease in accounts payable.

In the comparable 2006 period, operating activities provided $27.7 million of cash, which was primarily driven by year-to-date net earnings, a decrease in receivables and a reduction in accounts payable and employee compensation and benefits and other accrued expenses. The decrease in receivables was due to seasonality of sales volumes. The reduction in accounts payable and employee compensation and benefits and other accrued expenses was due to payments of 2005 performance-based incentives, annual rebates, sales incentives and profit sharing as well as timing of accounts payable payments. An increase in inventory levels due to a buildup of inventory to support new products launched and to support the fourth quarter 2006 expected shipments also impacted operating activities and days inventory on hand for the nine months ended September 30, 2006.

Management evaluates how effectively we utilize two of our key operating assets, receivables and inventories, using accounts receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics are as follows (in days):

	September 30, 2007	December 31, 2006	September 30, 2006

DSO	65	61	64
DIOH	89	82	91

For the period ended September 30, 2007, DSO increased one day compared to the same period last year, primarily due to a higher mix of international receivables which have longer payment terms. In comparison to December 31, 2006, DSO increased four days as a result of a higher mix of international account receivables as well as a higher mix of domestic national account receivables both of which have longer payment terms.

During the third quarter of 2007, DIOH decreased two days compared to the same period last year and increased seven days compared to December 31, 2006. The decrease was primarily due to fluctuations in foreign currency rates and the increase as compared to year end is due to higher inventory levels at our foreign locations due to longer lead times and pipeline fill for new products.

INVESTING ACTIVITIES — Investing activities during the nine months ended September 30, 2007 used $19.8 million in cash. The primary use was capital expenditures, which totaled $23.8 million during the nine months ended September 30, 2007 and included investments in support of our footprint consolidation, global expansion initiatives and new product development. Other significant uses of cash during the first nine months of 2007 included the acquisition of Floorep Limited, a distributor of cleaning equipment based in Scotland. Floorep was purchased for $2.6 million, net of cash acquired. These uses were offset by net sales activity of short-term investments, which generated $6.3 million in cash during the nine month period.

We currently anticipate full-year capital spending to be in the range of approximately $26 to $28 million.

During the nine month period ended September 30, 2006, investing activities used $31.0 million of cash. Uses of cash included $13.2 million for capital expenditures, purchases of short-term investments of $10.0 million and $8.5 million for the acquisition of Hofmans Machinefabriek.

FINANCING ACTIVITIES — Net cash used by financing activities was $19.0 million during the first nine months of 2007. Significant uses of cash included $20.5 million for repurchases of common stock under our share repurchase program and $6.8 million in dividend payments. Proceeds from issuance of common stock generated $7.7 million of cash in the first nine months of 2007, primarily driven by employee stock option exercises.

During the first nine months of 2006, net cash used by financing activities was $3.0 million. Significant uses of cash included $6.3 million in dividend payments as well as repurchases of common stock under our share repurchase program of $2.8 million. Proceeds from issuance of common stock driven by employee stock option exercises of $6.7 million were a significant source of cash during this period.

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

Commodity Risk

We are subject to exposures resulting from potential cost increases related to our purchases of raw materials or other product components. We do not use derivative commodity instruments to manage our exposures to changes in commodity prices such as steel, oil, gas, lead and other commodities.

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

During 2006 and through the period ended September 30, 2007, our raw materials and other purchased component costs, such as batteries, were unfavorably impacted by commodity prices and we were not able to fully mitigate these higher costs with selling price increases and cost-reduction actions. We will continue to focus on mitigating the risk of continued future raw material or other product component cost increases through product pricing, negotiations with our vendors and cost-reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices remain at their current levels or continue to increase, our results may continue to be unfavorably impacted in 2007.

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

For the Quarter Ended 9/30/2007	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased

July 1 – 31, 2007	10,100	37.51	10,100	1,192,774
August 1 – 31, 2007	151,700	41.93	151,700	1,041,074
September 1 – 30, 2007	116,988	43.94	116,900	924,174

Total	278,788	42.61	278,700	924,174

(1)

Includes 88 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options or restricted stock under employee compensation plans.

Item 6. Exhibits

Exhibits

Item #	Description	Method of Filing

3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10 Q for the quarterly period ended June 30, 2006.

3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.

32	Section 1350 Certifications	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	November 2, 2007	/s/ H. Chris Killingstad

H. Chris Killingstad
President and Chief Executive Officer

Date:	November 2, 2007	/s/ Thomas Paulson

Thomas Paulson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)