Form 10-K
period 2007-12-31
TENNANT CO
filed 2008-03-05
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________.

Commission File Number 001-16191

TENNANT COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0572550

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

701 North Lilac Drive, P.O. Box 1452
Minneapolis, Minnesota 55440

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 763-540-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, par value $0.375 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  ☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007, was approximately $678,347,147.

The number of shares outstanding of registrant’s only class of common stock on February 27, 2008 was 18,472,448.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2008 annual meeting of shareholders (the “2008 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2007
ANNUAL REPORT
Form 10–K

(Pursuant to Securities Exchange Act of 1934)

PART I

ITEM 1 – Business

General Development of Business

          Tennant Company, a Minnesota corporation incorporated in 1909, is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer world. The Company’s floor maintenance and outdoor cleaning equipment, specialty surface coatings and related products are used to clean and coat floors in factories, office buildings, parking lots and streets, airports, hospitals, schools, warehouses, shopping centers and more. Customers include building service contract cleaners to whom organizations outsource facilities maintenance, as well as end-user businesses, healthcare facilities, schools and local, state and federal governments who handle facilities maintenance themselves. We reach these customers through the industry’s largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

Industry Segments, Foreign and Domestic Operations and Export Sales

          The Company, as described under “General Development of Business,” has one reportable business segment. The Company sells its products domestically and internationally. Financial information on the Company’s geographic areas is provided on page 34 of this Annual Report on Form 10–K. Nearly all of the Company’s foreign investments in assets reside within The Netherlands, Australia, the United Kingdom, France, Germany, Canada, Austria, Japan, Spain, Brazil and China.

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

Raw Materials and Purchased Components

          The Company has not experienced any significant or unusual problems in the availability of raw materials or other product components. The Company has sole-source vendors for certain components. A disruption in supply from such vendors may disrupt the Company’s operations. However, the Company believes that it can find alternate sources in the event there is a disruption in supply from such vendors.

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

Working Capital

          We fund our operations through a combination of cash and cash equivalents and cash flows from operations. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. In addition, our credit facilities are available for additional working capital needs or investment opportunities.

Major Customers

          The Company sells its products to a wide variety of customers, no one of which is of material importance in relation to the business as a whole. Our customer base includes several governmental entities; however, these customers generally have terms similar to our other customers.

Backlog

          The Company processes orders within two weeks on average. Therefore, no significant backlogs existed at December 31, 2007 or 2006.

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

Product Research and Development

          The Company strives to be the industry leader in innovation and is committed to investing in research and development. The Company believes that it regularly commits an above-average amount of resources to product research and development. In 2007, 2006 and 2005, respectively, the Company spent $23.9 million, $21.9 million and $19.4 million on research and development activities relating to the development of new products and technologies and improvements of existing product design or manufacturing processes.

Environmental Protection

          Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employment

          The Company employed 2,774 people in worldwide operations as of December 31, 2007.

Access to Information on the Company’s Website

          The Company makes available free of charge, through the Company’s website at www.tennantco.com, its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”).

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

          The demand for our products and services is dependent upon the overall success and general economic well-being of the U.S. and the foreign economies in which we conduct business. We are primarily susceptible to economic downturns in North America, Europe, the Middle East, Asia, Japan, Australia and Latin America. The global economy affects overall capital spending by businesses and consumers. An economic slowdown in the U.S. or abroad could result in a decrease in actual and projected spending on capital equipment. If, as a result of general economic uncertainty or otherwise, companies reduce their spending levels, such a decrease in spending could substantially reduce demand for our products and services and negatively impact our operating results.

          We may encounter difficulties obtaining raw materials or component parts needed to manufacture our products and the prices of these materials are subject to fluctuation.

          Raw materials and commodity-based components. As a manufacturer, our sales and profitability are dependent upon availability and cost of raw materials, which are subject to price fluctuations, and the ability to control or pass on an increase in costs of raw materials to our customers. We purchase raw materials, such as steel, rubber, lead and petroleum-based resins and components containing these commodities for use in our manufacturing operations. The availability of these raw materials is subject to market forces beyond our control. Under normal circumstances, these materials are generally available on the open market from a variety of sources. From time to time, however, the prices and availability of these raw materials and components fluctuate due to global market demands, which could impair our ability to procure necessary materials, or increase the cost of such materials. Inflationary and other increases in the costs of these raw materials and components have occurred in the past and may recur from time to time, and our performance depends in part on our ability to incorporate changes in costs into the selling prices for our products.

          Given the worldwide lead market conditions, we have experienced cost increases in our lead-based component parts. In addition, our freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. We do not use derivative commodity instruments to manage our exposure to changes in commodity prices such as steel, oil, gas and lead. Any fluctuations in the supply or prices for any of these commodities could have a material adverse affect on our profit margins and financial condition.

          Single-source supply. We depend on many suppliers for the necessary parts to manufacture our products. However, there are some components that are purchased from a single supplier due to price, quality, technology or other business constraints. These components cannot be quickly or inexpensively re-sourced to another supplier. If we are unable to purchase on acceptable terms or experience significant delays or quality issues in the delivery of these necessary parts or components from a particular vendor and we needed to locate a new supplier for these parts and components, shipments for products impacted could be delayed which could have a material adverse affect on our business, financial condition and results of operations.

          We may consider acquisition of suitable candidates to accomplish our growth objectives. We may not be able to successfully integrate the businesses we acquire.

          We may consider, as part of our growth strategy, supplementing our organic growth through acquisitions of complementary businesses or products. We have engaged in acquisitions in the past and believe future acquisitions may provide meaningful opportunities to grow our business and improve profitability. Acquisitions allow us to enhance the breadth of our product offerings and expand the market and geographic participation of our products and services. However, our success in growing by acquisition is dependent upon identifying businesses to acquire and integrating the newly acquired businesses with our existing businesses. We may incur difficulties in the realignment and integration of business activities when assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings, revenue synergies, and profit margins. Acquired businesses may not achieve the levels of revenue, profit or productivity or otherwise perform as expected. We are also subject to incurring unanticipated liabilities and contingencies associated with the acquired entity that are not identified or fully understood in the due diligence process. Current or future acquisitions may not be successful or accretive to earnings if the acquired businesses do not achieve expected financial results. In addition, we may record significant goodwill or other intangible assets in connection with an acquisition. We are required to perform impairment tests at least annually and whenever events indicate that the carrying value may not be recoverable from future cash flows. If we determine that any intangible asset values need to be written down to their fair values, this could result in a charge that may be material to our operating results and financial condition.

          Our strategic plans include international expansion. Our failure to meet the challenges associated with international expansion could adversely impact our ability to grow our business and our financial condition.

          We plan to continue international expansion of our sales and manufacturing operations, which will require significant management attention and financial resources. There are certain risks inherent in doing business in international markets. We must ensure compliance with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business. Our international operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, or changes in regulatory requirements that restrict the sales of our products or increase our costs. We may encounter difficulties in collecting receivables, enforcing intellectual property rights, staffing and managing new foreign operations, achieving cost-reduction strategies because of, among other things, competitive conditions overseas, product acceptance in already established domestic markets, or certain cultural barriers. We may experience increased infrastructure costs including costs for legal, tax, accounting and information technology services. Failure of our products to succeed in the global marketplace could reduce our revenues and margins, thereby adversely impacting our financial condition, results of operations, and timing of our planned business expansion.

          Our inability to achieve certain planned operational efficiencies may adversely affect our strategic objectives, profit margins, and our earnings growth.

          As a manufacturing and service company operating with facilities, inventories, and workforce, our operations have been, and may continue to be, adversely affected by our ability to control costs and achieve planned operational efficiencies. We continuously endeavor to lower our cost structure through various savings measures, including lower-cost sourcing alternatives and consolidation of higher-cost manufacturing facilities. In support of this effort, we launched several corporate priorities in 2006 that focus on leveraging our global cost structure through consolidating our global manufacturing footprint, expansion in China, global sourcing, creating a lean enterprise and continuous process improvement. In connection with the manufacturing footprint consolidation, we completed our Minnesota plant consolidation and sold our Maple Grove, Minnesota facility in 2007. Through these initiatives, we expect to reduce product costs and improve operating efficiencies over the next three to five years. Our operating results may be adversely affected if we are unable to find lower-cost sources for our materials, shift production from higher-cost facilities, or cost-effectively manage our existing manufacturing facilities.

          We plan to continue our efforts to improve our performance through the adoption of lean manufacturing principles and focus on continous process improvement. It is our goal to become more efficient, better employ automation and thereby lower our operating costs. These initiatives will take some time to fully implement. Additionally, we may be unable to effectively complete the implementation of these initiatives or the impact of the initiatives may be less than expected, which could result in lower-than-expected financial results.

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

          The market for our products is characterized by changing technological and industry standards. Our product lines may be threatened by these new technologies or market demands for competitors’ products may reduce the value of our current product lines. Our success is based in part on our ability to develop innovative new products and services and bring them to market more quickly than our competitors. Our ability to compete successfully will depend on our ability to enhance and improve our existing products, to continue to bring innovative products to market in a timely fashion, to adapt our products to the needs and standards of our customers and potential customers, and to continue to improve operating efficiencies and lower manufacturing costs. Product development requires substantial investment by us. If our products, markets and services are not competitive, we may experience a decline in sales, pricing, and market share, which adversely impacts revenues, margin, and the success of our operations.

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

          Our ability to effectively operate our Company could be adversely affected if we are unable to attract and retain key personnel and other highly skilled employees.

          Our continued success will depend on, among other things, the skills and services of our executive officers and other key personnel. Our ability to attract and retain other highly qualified managerial, technical, manufacturing, research, sales and marketing personnel also impacts our ability to effectively operate our Company. Our senior management are employed at will and we cannot assure you that we will be able to attract and hire suitable replacements for any of our key employees. We believe the loss of a key executive officer or other key employee could have an adverse affect on our business, results of operations and financial condition.

          We are subject to risks associated with changes in foreign currency exchange rates.

          We are exposed to market risks from changes in foreign currency exchange rates. As a result of our increasing international presence, we have experienced an increase in transactions and balances denominated in currencies other than the U.S. dollar. There is a direct financial impact of foreign currency exchange when translating profits from local currencies to U.S. dollars. Our primary exposure is to transactions denominated in the Euro, Australian and Canadian dollar, British pound, Japanese yen and Chinese yuan. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure. Because a substantial portion of our products are manufactured in the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Unfavorable changes in exchange rates between the U.S. dollar and these currencies impact the cost of our products sold internationally and could significantly reduce our reported sales and earnings. We periodically enter into contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. However, all foreign currency exposures cannot be fully hedged, and there can be no assurances that our future results of operations will not be adversely affected by currency fluctuation.

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

          Our manufacturing operations and our past and present ownership and operations of real property are subject to extensive and changing federal, state, and local environmental laws and regulations, as well as those of other countries pertaining to the handling or discharge of hazardous materials into the environment. We must conform our operations and properties to these laws and adapt to regulatory requirements in the countries in which we operate as these requirements change. We expect to continue to incur costs to comply with environmental laws and regulations. We may also be identified as a responsible party and be subject to liability relating to any investigation and clean-up of current or former properties that have been used for industrial purposes or the generation of hazardous substances in our operations. These laws and regulations can also result in the imposition of substantial fines and sanctions for violations, and could require the installation of costly pollution control equipment or operational changes to limit pollution emissions or decrease the likelihood of accidental hazardous substance releases. Imposition of new environmental laws and regulations, stricter enforcement of existing laws and regulations, or discovery of previously unknown contamination could require us to incur costs, or become the basis for new or increased liabilities, that could have a material adverse affect on our business, financial condition, or results of operations.

ITEM 1B – Unresolved Staff Comments

          None.

ITEM 2 – Properties

          The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities are located in Minnesota, Michigan, Uden, Northampton, United Kingdom and Shanghai, China. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, Asia, Australia and Latin America. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs. Further information regarding the Company’s property and lease commitments is included on pages 13 and 30 of this Annual Report on Form 10-K.

ITEM 3 – Legal Proceedings

          There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 – Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

          STOCK MARKET INFORMATION – Tennant common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of January 31, 2008, there were approximately 600 shareholders of record and 7,700 beneficial shareholders. The common stock price was $32.99 per share on January 31, 2008.

          STOCK SPLIT – On April 26, 2006, the Board of Directors declared a two-for-one common stock split effective July 26, 2006. As a result of the stock split, shareholders of record received one additional common share for every share held at the close of business on July 12, 2006. All share and per share data has been retroactively adjusted to reflect the stock split, except for the Consolidated Statements of Shareholders’ Equity and Comprehensive Income in Item 8 of this Annual Report on Form 10-K.

          QUARTERLY PRICE RANGE – The accompanying chart shows the split-adjusted quarterly price range of the Company’s shares over the past two years:

	First	Second	Third	Fourth

2006	$21.71-27.75	$23.38-27.59	$22.21-27.63	$24.00-29.88
2007	$27.84-32.82	$31.16-37.31	$35.40-49.32	$41.26-48.40

          DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 63 consecutive years. Tennant’s cash dividend payout increased for the 36th consecutive year to $0.48 per share in 2007, an increase of $0.02 per share over 2006. Dividends generally are declared each quarter. The Company announced a cash dividend of $0.13 per share payable March 17, 2008, to shareholders of record on February 29, 2008. Following are the anticipated remaining record dates for 2008: May 30, 2008, August 29, 2008 and November 28, 2008.

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

For the Quarter Ended 12/31/2007	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased

October 1–31, 2007	70,200	$45.74	70,200	853,974
November 1–30, 2007	65,012	45.68	64,700	789,274
December 1–31, 2007	51,618	44.83	50,300	738,974

Total	186,830	$45.47	185,200	738,974

(1) Includes 1,630 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

          COMPARATIVE STOCK PERFORMANCE – The following graph compares the cumulative total shareholder return on the Common Stock of the Company for the last five fiscal years with the cumulative total return over the same period on the Overall Stock Market Performance Index (Hemscott Composite Index) and the Industry Index (Hemscott Group Index 62 – Industrial Goods, Manufacturing).

          This assumes an investment of $100 in the Company’s Common Stock, the Hemscott Composite Index and the Hemscott Group Index on December 31, 2002, with reinvestment of all dividends.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TENNANT COMPANY
HEMSCOTT COMPOSITE INDEX AND HEMSCOTT GROUP INDEX

	2002	2003	2004	2005	2006	2007

Tennant Company	100.00	135.87	126.47	169.55	192.53	297.88
Hemscott Group Index	100.00	144.16	177.41	195.37	235.18	309.24
Hemscott Composite Index	100.00	133.13	149.33	159.90	185.09	196.97

ITEM 6 – Selected Financial Data
(In thousands, except shares and per share data)

Years Ended December 31	2007		2006	2005	2004		2003

Year End Financial Results

Net sales	$664,218		598,981	552,908	507,785		453,962	(3)
Cost of sales	$385,234		347,402	318,044	305,277		272,285	(3)
Gross margin –%	42.0		42.0	42.5	39.9		40.0
Research and development expenses	$23,869		21,939	19,351	17,198		16,696
% of net sales	3.6		3.7	3.5	3.4		3.7
Selling and administrative expenses	$200,270	(1)	189,676	180,676	164,003	(2)	142,306
% of net sales	30.2		31.7	32.7	32.3		31.3
Profit from operations	$54,845	(1)	39,964	34,837	21,307	(2)	22,675	(3)
% of net sales	8.3		6.7	6.3	4.2		5.0
Other income (expense)	$2,867	(1)	3,338	157	72		(192)
Income tax expense	$17,845	(1)	13,493	12,058	7,999		8,328
% of earnings before income taxes	30.9		31.2	34.5	37.4		37.0
Net earnings	$39,867	(1)	29,809	22,936	13,380	(2)	14,155	(3)
% of net sales	6.0		5.0	4.2	2.6		3.1
Return on beginning shareholders’ equity –%	17.4		15.4	13.2	8.1		9.2

Per Share Data

Basic net earnings	$2.14	(1)	1.61	1.27	0.74	(2)	0.79	(3)
Diluted net earnings	$2.08	(1)	1.57	1.26	0.73	(2)	0.78	(3)
Cash dividends	$0.48		0.46	0.44	0.43		0.42
Shareholders’ equity (ending)	$13.65		12.25	10.50	9.67		9.21

Year-End Financial Position

Cash and cash equivalents	$33,092		31,021	41,287	16,837		24,587
Total current assets	$240,724		235,404	211,601	188,631		176,370
Property, plant and equipment, net	$96,551		82,835	72,588	69,063		61,121
Total assets	$382,070		354,250	311,472	285,792		258,873
Current liabilities excluding current debt	$94,546		92,992	86,733	74,179		58,477
Current ratio excluding current debt	2.5		2.5	2.4	2.5		3.0
Long-term liabilities excluding long-term debt	$30,496		27,875	27,797	28,876		27,455
Debt:
Current	$2,127		1,812	2,232	7,674		1,030
Long-term	$2,470		1,907	1,608	1,029		6,295
Total debt as% of total capital	1.8		1.6	2.0	4.8		4.2
Shareholders’ equity	$252,431		229,664	193,102	174,034		165,616

Cash Flow Increase (Decrease)

Related to operating activities	$39,640		40,319	44,237	36,697		30,470
Related to investing activities	$(10,357)		(45,959)	(11,781)	(32,062)		(6,391)
Related to financing activities	$(26,679)		(4,876)	(8,111)	(12,130)		(15,780)

Other Data

Interest income	$1,854		2,698	1,691	1,479		1,441
Interest expense	$898		737	564	1,147		833
Depreciation and amortization expense	$18,054		14,321	13,039	12,972		13,879
Acquisition of property, plant and equipment	$28,720		23,872	20,880	21,089		10,483
Proceeds from disposals of property, plant and equipment	$7,254		632	3,049	1,568		4,092
Number of employees at year-end	2,774		2,653	2,496	2,474		2,351
Diluted average shares outstanding	19,146,000		18,989,000	18,210,000	18,300,000		18,128,000
Closing share price at year-end	$44.29		29.00	26.00	19.83		21.65
Common stock price range during year	$27.84-49.32		21.71–29.88	17.39-26.23	18.25-22.17		14.50-22.90
Closing price/earnings ratio	21.3		18.5	20.6	27.2		27.8

(1) 2007 includes restructuring charge and associated expenses of $2.5 million pretax ($1.7 million aftertax or $0.09 per diluted share), a one-time tax benefit relating to a reduction in valuation reserves, net of the impact of tax rate changes in foreign jurisdictions on deferred taxes of $3.6 million aftertax or $0.19 per diluted share and gain on sale of the Maple Grove, Minnesota facility of $6.0 million pretax ($3.7 million aftertax or $0.19 per diluted share). (2) 2004 includes workforce reduction expenses of $2,301 pretax ($1,458 aftertax or $0.08 per diluted share). (3) 2003 includes sales of $6,430, gross profit of $2,917 and aftertax earnings of $1,796 ($0.10 per diluted share) related to the recognition of previously deferred revenue resulting from the amendment of a contract and pretax charges of $1,960 ($1,215 net of taxes or $0.07 per diluted share) related to the dissolution of a joint venture.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer world. We provide equipment, parts and consumables and specialty surface coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are primarily located in North America, Europe, Asia, Japan, Australia and Latin America. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative solutions.

          Net earnings for 2007 were up 33.7% to $39.9 million, or $2.08 per diluted share. Record 2007 revenues of $664.2 million, up 10.9% over 2006, and efficiency gains drove operating profit improvement of 22.3% to $48.9 million, excluding the gain on the sale of our Maple Grove facility of $6.0 million pretax ($3.7 million after tax or $0.19 per diluted share). 2007 results also benefited from a lower effective tax rate resulting from net one-time tax benefits. These benefits were partially offset by the charge associated with the third quarter restructuring action.

          As previously disclosed, we completed the anticipated sale of our Maple Grove, Minnesota facility during the fourth quarter of 2007. All operations previously residing in this facility were integrated into our other North American facilities to enable greater efficiencies in conjunction with our manufacturing footprint consolidation initiative.

          A net tax benefit of $3.6 million, or $0.19 per diluted share was recognized in the third quarter of 2007. The benefit related to the reversal of a valuation allowance on foreign net operating loss carryforwards. This benefit was partially offset by the impact of tax rate changes in foreign jurisdictions on deferred taxes.

          Management approved a restructuring action during September 2007 in an effort to better match skill sets and talent in evolving functional areas that are critical to successful execution of strategic priorities as discussed in Note 2 to the Consolidated Financial Statements. These actions impacted approximately 60 positions within a workforce of 2,700, or about two percent of the employee base. The restructuring action resulted in the recognition of a pretax charge of $2.5 million or $0.09 per diluted share in 2007. These costs consist primarily of severance, outplacement benefits and recruiting expenses and are included within selling and administrative expenses in the Consolidated Statements of Earnings. These actions were substantially complete as of December 31, 2007.

          During 2006, we launched initiatives aimed at consolidating our global footprint, expanding our presence in China and establishing global sourcing capabilities. Through these initiatives, we expect to broaden our global sourcing capabilities, reduce product costs and improve operating efficiencies over the next three to five years.

          During 2007, in support of these strategic initiatives, we incurred approximately $4.2 million of costs. As we exit 2007, our North American manufacturing footprint consolidation initiative is complete. Our China facility is manufacturing two products for local and worldwide distribution, with another product platform ready for production in early 2008. Our global sourcing initiative contributed over $4.0 million in savings during 2007, allowing us to maintain our gross margin in 2007 despite rising material costs and investment in these initiatives. We also successfully doubled the percentage of materials and components sourced from low-cost regions from approximately 7-8% in 2006 to 14% in 2007.

          Tennant continues to invest in innovative product development, with 3.6% of net sales spent on research and development in 2007. We launched five new products which targeted all of our markets during 2007. Sales of new products introduced in the past three years generated approximately 35% our equipment sales during 2007, exceeding our target of 30%.

          In October 2007, we introduced a breakthrough new cleaning technology, ech2oTM that cleans using electrically activated tap water. We will begin global shipments of machines equipped with the ech2o technology, which will initially be available on six walk-behind scrubbers, during the second quarter of 2008. In addition, we expect to launch 6 to 7 new products in 2008 that will take us into new market space and further enhance our product portfolio.

          We ended 2007 with a debt-to-capital ratio of 1.8% and $33.1 million in cash and cash equivalents. We generated operating cash flows of $39.6 million during 2007. Shareholders’ equity increased by 9.9% to $252.4 million, as compared to 2006. During 2007, we repurchased $29.0 million in Tennant stock under our share repurchase program.

          Current challenges facing Tennant include cost increases for raw materials and other purchased components due to rising commodity costs which are mitigated by selling price increases and cost reduction activities. We expect to continue to see volatility in commodity prices driving increases in our cost of commodity-based components in 2008.

          The relative strength or weakness of the global economies in 2008 may also impact demand for our products and services in the markets we serve. Tennant achieved solid performance during 2007 despite a softening in North American macro-economic indicators during the year. However, as both global and regional economies are unpredictable and somewhat volatile, we continue to monitor macro-economic indicators closely.

          Lastly, our results continue to be impacted by changes in value of the U.S. dollar primarily against the Euro, the Australian and Canadian dollars, the British pound, the Japanese yen and the Chinese yuan. To the extent the applicable exchange rates weaken relative to the U.S. dollar, the related direct foreign currency exchange effect would have an unfavorable impact on our 2008 results. If the applicable exchange rates strengthen relative to the U.S. dollar, our results would be favorably impacted.

Historical Results

          The following table compares the historical results of operations for the years ended December 31, 2007, 2006 and 2005 in dollars and as a percentage of net sales (in thousands, except per share amounts):

	2007	%	2006	%	2005	%

Net sales	$664,218	100.0	$598,981	100.0	$552,908	100.0
Cost of sales	385,234	58.0	347,402	58.0	318,044	57.5

Gross profit	278,984	42.0	251,579	42.0	234,864	42.5

Research and
development expenses	23,869	3.6	21,939	3.7	19,351	3.5
Selling and
administrative expenses	206,242	31.1	189,676	31.7	180,676	32.7
Gain on sale of facility	(5,972)	0.9	—	—	—	—

Profit from operations	54,845	8.3	39,964	6.7	34,837	6.3
Interest income	1,854	0.3	2,698	0.5	1,691	0.3
Interest expense	(898)	0.1	(737)	0.1	(564)	0.1

Interest income, net	956	0.1	1,961	0.3	1,127	0.2
Net foreign currency
transaction gains	39	—	516	0.1	8	—
ESOP income	2,568	0.4	1,205	0.2	387	0.1
Other expense, net	(696)	0.1	(344)	0.1	(1,365)	0.2

Total other
income (expense)	1,911	0.3	1,377	0.2	(970)	0.2

Profit before income taxes	57,712	8.7	43,302	7.2	34,994	6.3
Income tax expense	17,845	2.7	13,493	2.3	12,058	2.2

Net earnings	$39,867	6.0	$29,809	5.0	$22,936	4.2

Earnings per diluted share	$2.08		$1.57		$1.26

Consolidated Financial Results

          In 2007, net earnings increased 33.7% to $39.9 million or $2.08 per diluted share. Net earnings were impacted by:

▪

Growth in net sales of 10.9% to $664.2 million, driven by increases in all geographic regions (North America, Europe and Other International) and all product categories (equipment; service, parts and consumables; and specialty surface coatings).

▪	Holding margins flat with 2006 at 42.0%, despite higher material costs and investments in our footprint consolidation and China expansion initiatives.

▪

A decrease in S&A expenses as a percentage of net sales of 0.6 percentage points as growth in net sales outpaced increases in S&A expenses, despite the inclusion of a $2.5 million restructuring charge and higher costs in support of strategic initiatives and other cost increases.

▪	A gain of $6.0 million associated with the sale of our Maple Grove, Minnesota facility.

▪

A decrease in interest income, net of $1.0 million primarily reflecting a lower average interest rate and a lower level of cash and cash equivalents and short-term investments. In addition, Tennant contributed $0.5 million to the Tennant Foundation, increasing other expense, net. Partially offsetting these decreases is an increase in ESOP income due to a higher average stock price.

▪

2007 diluted earnings per share were $1.79 excluding the one-time gain from the sale of the Maple Grove, Minnesota facility of $0.19, the restructuring charge of $0.09, and the one-time net tax benefit of $0.19.

          In 2006, net earnings increased 30.0% to $29.8 million, or $1.57 per diluted share. Net earnings were impacted by:

▪

Growth in net sales of 8.3% to $599.0 million, driven by increases in all geographic regions (North America, Europe and Other International) and all product categories (equipment; service, parts and consumables; and specialty surface coatings).

▪

A gross profit margin decrease of 0.5 percentage points to 42.0% as price increases taken earlier in the year and cost reductions were not enough to offset higher material costs and expenses associated with the startup of our China facility and our manufacturing footprint consolidation.

▪

A decrease in S&A expenses as a percentage of net sales of 1.0 percentage point as growth in net sales outpaced increases in S&A expenses, despite higher costs for strategic initiatives, stock option expense associated with the adoption of SFAS No. 123, “Share Based Payment–Revised 2004” (“SFAS No. 123(R)”) and other cost increases.

▪

An increase in interest income and other income, net of $3.2 million primarily due to increased interest and ESOP income. In addition, Tennant’s contribution of $0.8 million to the Tennant Foundation in 2005 was not repeated in 2006.

▪	A decrease in the effective tax rate of 3.3 percentage points to 31.2%, substantially related to a refund from a state protective tax claim and the release of tax reserves accrued in prior years.

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

Net Sales

          In 2007, consolidated net sales of $664.2 million increased 10.9% from 2006. Consolidated net sales were $599.0 million in 2006, an increase of 8.3% from 2005. In 2007, growth was driven by increases in all geographic regions and all product categories. Growth in equipment sales was attributable to volume growth as well as price increases in all geographies. Organic volume growth in service, parts and consumables also contributed to the overall increase. Acquisitions contributed approximately $8.9 million, or approximately 1.5%, to net sales in 2007. Acquisitions contributed approximately $3.6 million, or approximately 0.6%, to net sales in 2006. Positive direct foreign currency exchange fluctuations increased net sales by approximately 3% and 1% in 2007 and 2006, respectively.

          The following table sets forth for the years indicated net sales by geography and the related percent change from the prior year (in thousands):

	2007	%	2006	%	2005	%

North America	$417,757	6.8	$391,309	5.7	$370,142	8.3
Europe	172,708	17.0	147,657	16.3	126,913	10.4
Other
International	73,753	22.9	60,015	7.5	55,853	9.6

Total	$664,218	10.9	$598,981	8.3	$552,908	8.9

          North America – In 2007, North American net sales increased 6.8% to $417.8 million compared with $391.3 million in 2006. The primary drivers of the increase in net sales were price increases in all product categories and an increase in equipment volume within all sales channels. Shipment of several large non-recurring orders, primarily to national account customers, and continued success with new products were significant contributors to the growth in equipment volume in North America in 2007. Organic volume growth in service, parts and consumables sales also contributed to the increase.

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

          Europe – European net sales in 2007 increased 17.0% to $172.7 million compared to 2006 net sales of $147.7 million. Positive direct foreign currency exchange effects increased European net sales by approximately 10% in 2007. Our Hofmans and Floorep acquisitions contributed $7.4 million, or approximately 5% to Europe’s 2007 net sales. Europe’s organic base was essentially flat in 2007 when compared to 2006. Shipment of a large non-recurring order in 2006 for which a similar shipment did not occur in 2007 and lower sales of equipment in the United Kingdom offset volume growth from our Hofmans line of outdoor products during the second half of 2007 and benefits from price increases.

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

          Other International – Other International net sales in 2007 increased 22.9% to $73.8 million over 2006 net sales of $60.0 million. Growth in net sales was primarily driven by organic growth, resulting in part from expanded market coverage in Brazil and China as well as volume growth in Australia, Mexico and the Middle East. Price increases also contributed to the 2007 growth in net sales. Positive direct foreign currency exchange effects increased net sales in other international markets by approximately 4% in 2007.

          Other International net sales in 2006 increased 7.5% to $60.0 million over 2005 net sales of $55.9 million. Growth in net sales was primarily driven by price increases, new product sales and expanded market coverage in China. Negative direct foreign currency exchange effects decreased net sales in other international markets by approximately 1% in 2006.

Gross Profit

          Gross profit margin was 42.0% in 2007, the same as in 2006. Price increases and cost reduction actions in 2007 nearly offset higher costs for raw materials and purchased components such as the high battery costs experienced during the year driven by increases in the cost of lead.

          We implemented a selling price surcharge during the fourth quarter on certain products including batteries and battery-operated equipment in North America. Price increases on similar products in Europe were implemented during the third quarter. The benefits from our global sourcing initiative along with these pricing actions allowed us to nearly fully mitigate the impact of rising material costs during 2007.

          Gross margins in 2007 were also impacted by positive direct foreign currency exchange effects and a favorable mix of products sold, which offset costs associated with our manufacturing footprint consolidation, China expansion and the integration of the Hofmans acquisition.

          Gross profit margin declined 0.5 percentage points to 42.0% in 2006 compared to 2005. Price increases taken earlier in the year and manufacturing cost reduction actions were not enough to offset higher material costs and expenses associated with the startup of our China facility and our manufacturing footprint consolidation.

          Future gross profit margins could continue to be impacted by fluctuations in the cost of raw materials and other product components, competitive market conditions, the mix of products both within and among product lines and geographies, and foreign currency exchange effects.

Operating Expenses

          Research and Development Expenses – Research and development expenses increased $1.9 million, or 8.8% in 2007 compared to 2006, and decreased 0.1 percentage points to 3.6% as a percentage of net sales in 2007. Research and development expenses increased $2.6 million, or 13.4%, in 2006 compared to 2005, and increased 0.2 percentage points to 3.7% as a percentage of net sales in 2006.

          We strive to be the industry leader in innovation and are committed to investing in research and development. We expect to maintain our spending on research and development at 3% to 4% of net sales annually in support of this commitment.

          Selling and Administrative Expenses – S&A expenses increased by $16.6 million, or 8.7%, in 2007 compared to 2006. S&A expenses included a $2.5 million charge for a restructuring action approved by management during the third quarter as discussed in Note 2 to the Consolidated Financial Statements. The charge consisted primarily of severance and outplacement benefits. The impact of foreign currency translation on S&A expenses was approximately $6.0 million in 2007. The remaining approximate 4% increase in S&A expenses was due in part to investments associated with expanding our international market coverage, the inclusion of expenses of acquired operations and recruiting expenses associated with filling restructured positions and other openings. Increased bad debt expense, benefit costs and depreciation expense also contributed to the increase in S&A expenses in comparison to 2006. Partially offsetting these increases was a decrease in performance-based compensation expenses and a reduction in warranty costs.

          As a percentage of net sales, S&A expenses declined 0.6 percentage points to 31.1%, as growth in net sales outpaced increases in S&A expenses, despite the inclusion of the restructuring charge, investments to grow the business and other cost increases.

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

          Gain on Sale of Facility – As discussed above, we completed the anticipated sale of our Maple Grove, Minnesota facility during the fourth quarter of 2007 for a net pretax gain of $6.0 million.

Interest Income, Net

          Interest income, net was $1.0 million in 2007, a decrease of $1.0 million from 2006. The decrease was a result of lower interest rates and lower average levels of cash, cash equivalents and short-term investments during 2007 compared to 2006.

          Interest income, net was $2.0 million in 2006, an increase of $0.8 million from 2005. The 2006 increase was primarily a result of higher interest rates and higher average levels of cash and cash equivalents invested.

Other Income (Expense), Net

          Total other income increased $0.5 million between 2007 and 2006.

          Net foreign currency exchange gains decreased $0.5 million between 2007 and 2006 due to fluctuations in foreign currency exchange rates.

          ESOP income increased $1.4 million between 2007 and 2006 due to a higher average stock price. The Company benefits from ESOP income when the shares held by the Company’s ESOP plan are utilized as the basis of those shares is lower than the current average stock price. This benefit will end when we issue the last of the shares held by the ESOP which is anticipated to occur on December 31, 2009.

          The change in other expense, net of $0.4 million between 2007 and 2006 was primarily due to an increase in discretionary contributions to Tennant’s charitable foundation.

          The $2.3 million change in other income (expense), net between 2006 and 2005 was primarily due to contributions made to the Tennant Foundation during 2005 that were not repeated in 2006, increased ESOP income due to a higher average stock price in 2006 than 2005 and fluctuations in foreign currency exchange rates.

Income Taxes

          Our effective income tax rate was 30.9%, 31.2% and 34.5% for the years 2007, 2006 and 2005, respectively. The decrease in the 2007 effective tax rate was substantially related to a favorable one-time tax benefit associated with the reversal of a valuation allowance, net of the impact of tax rate changes in foreign jurisdictions on deferred taxes. These items were partially offset by an increase in taxes due to the repeal of the extraterritorial income exclusion. In 2006 the decrease in the effective tax rate was substantially related to a refund from a state tax protective claim and the release of tax reserves accrued in prior years.

          The third quarter of 2007 included a favorable one-time discrete item of $3.6 million related to the reversal of a German valuation allowance, net of the impact of tax rate changes in foreign jurisdictions on deferred taxes. During the third quarter of 2007 it was determined that it was now more likely than not that a tax loss carryforward in Germany will be utilized in the future and accordingly the valuation allowance on the related deferred tax asset was reduced to zero.

          During 2006 and 2005, we had a favorable impact from the Extraterritorial Income Exclusion Act (ETI Act), a U.S. tax law, of approximately 2% on our effective tax rate. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, which phased out the ETI Act tax benefit during 2005 and 2006. In addition, the new law established a manufacturing deduction for profits on U.S. manufactured product to be phased in through 2010. For 2007, these changes resulted in an increase in our effective tax rate of slightly more than one percentage point. For 2008, we expect the change in the U.S. tax law will have a similar impact.

          We expect our effective tax rate in 2008 to be between 36.5% and 38.5%. This rate may vary based on changes in mix of taxable earnings by country and our ability to utilize the available foreign net operating loss carryforwards.

Liquidity and Capital Resources

          During 2007, our financial condition remained strong. Our debt-to-capital ratio was 1.8% as of December 31, 2007, compared with 1.6% as of December 31, 2006. Our capital structure was comprised of $2.1 million of current debt, $2.5 million of long-term debt and $252.4 million of shareholders’ equity as of December 31, 2007.

          As of December 31, 2007, we had an available committed line of credit totaling $125.0 million. We also had stand alone letters of credit of approximately $3.0 million outstanding as of December 31, 2007. There were no outstanding borrowings under these facilities and we were in compliance with all debt covenants as of December 31, 2007.

          On June 19, 2007, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, BMO Capital Markets Financing, Inc. and U.S. Bank National Association, as Co-Documentation Agents and the Lenders from time to time party thereto. The Credit Agreement provides us and certain of our foreign subsidiaries access to a $125.0 million senior unsecured revolving credit facility until June 19, 2012. Borrowings may be denominated in U.S. Dollars or certain other currencies. The Credit Agreement contained a $75.0 million sublimit on foreign currency borrowings and a $50.0 million sublimit on borrowings by the foreign subsidiaries. The agreement also contains an option which allows the Company to increase the commitment, in increments of $20.0 million, to a total of $225.0 million. Approval from the Board of Directors is required if the aggregate amount of the commitment exceeds $150.0 million. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions.

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

          The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity. Further, the Credit Agreement contains a covenant requiring us to maintain an indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.5 to 1, and to maintain an EBITDA to interest expense ratio of no less than 3.5 to 1. The Credit Agreement also restricts us from paying dividends or repurchasing stock in an amount that exceeds $50.0 million during any fiscal year if, after giving effect to such payments, our leverage ratio would exceed 2.5 to 1. The company was in compliance with all such covenants at December 31, 2007.

          In February 2008, we completed the acquisition of one foreign-based company and announced that we had signed a purchase agreement to acquire a second foreign-based company. We used a combination of available cash and the Credit Agreement to fund the acquisition that closed and intend to use a combination of available cash and the Credit Agreement to fund the other acquisition which has not yet closed.

          On February 21, 2008, we amended the Credit Agreement to increase the sublimit on foreign currency borrowings from $75.0 million to the aggregate amount of the commitment and to increase the sublimit on borrowings by the foreign subsidiaries from $50.0 million to $100.0 million.

          On August 23, 2007, we entered into an unsecured revolving credit facility (the “Credit Facility”) with Bank of America, National Association which expires in August 2008. This Credit Facility is denominated in Renminbi (“RMB”) in the amount of 14.6 million RMB, or approximately $1.9 million U.S. Dollars, and is available for general corporate purposes, including working capital needs of our China location. The interest rate on borrowed funds is equal to the People’s Bank of China’s base rate. This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued. The balance outstanding on this facility was $0.2 million U.S. Dollars at December 31, 2007 at a rate of 6.21%.

          Cash and cash equivalents totaled $33.1 million at December 31, 2007, down 26.9% from $45.3 million of cash, cash equivalents and short-term investments as of December 31, 2006. We did not have any short-term investments as of December 31, 2007. Cash and cash equivalents held by our foreign subsidiaries totaled $3.8 million as of December 31, 2007 as compared to $6.7 million of cash and cash equivalents held by our foreign subsidiaries as of December 31, 2006. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.5 as of December 31, 2007 and 2006, based on working capital of $144.1 million and $140.6 million, respectively.

          If the global economy deteriorates, it could have an unfavorable impact on the demand for our products and, as a result, our operating cash flow. We believe that the combination of internally generated funds, present capital resources and available financing sources are more than sufficient to meet our cash requirements for 2008.

          Our contractual cash obligations and commitments as of December 31, 2007, are summarized by period due in the following table (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

On-balance sheet obligations:
Collateralized borrowings(1)	$—	$—	$—	$—	$—
Capital leases	3,451	1,536	1,903	12	—
Interest payments on capital leases	136	—	135	1	—
Residual value guarantee(2)	797	508	286	3	—
Retirement benefit plans(3)	985	985	—	—	—
Deferred compensation arrangements(4)	6,890	1,008	1,849	643	3,390
Other long-term employee benefits(5)	—	—	—	—	—
Unrecognized tax benefits (6)	—	—	—	—	—

Total on-balance sheet obligations	$12,259	$4,037	$4,173	$659	$3,390

Off-balance sheet arrangements:
Operating leases	21,745	8,900	9,140	3,469	236
Purchase obligations	47,479	47,479	—	—	—

Total off-balance sheet obligations	$69,224	$56,379	$9,140	$3,469	$236

Total contractual obligations	$81,483	$60,416	$13,313	$4,128	$3,626

          (1) Collateralized borrowings on our balance sheet totaling $0.7 million represent deferred sales proceeds on certain leasing transactions in Europe accounted for as borrowings under SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). We do not expect to have to fund these obligations; as a result, these obligations are not included in the contractual cash obligations and commitments table.

          (2) Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $11.9 million, of which we have guaranteed $9.3 million. As of December 31, 2007, we have recorded a liability for the fair value of this residual value guarantee of $0.8 million.

          (3) Our retirement benefit plans, as described in Note 10 to the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Our plan obligations totaled $15.9 million as of December 31, 2007. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our $1.0 million of 2008 expected contributions in the contractual cash obligations and commitments table.

          (4) The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $6.9 million as of December 31, 2007. Our estimated distributions in the contractual cash obligations and commitments table are based upon a number of assumptions including termination dates and participant distribution elections.

          (5) Other long-term employee benefit arrangements are comprised of long-term incentive compensation arrangements with certain key management, foreign defined contribution plans and other long-term arrangements totaling $2.0 million. We cannot predict the timing or amount of our future payments associated with these arrangements; as a result, these obligations are not included in the contractual cash obligations and commitments table.

          (6) Approximately $6.1 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above. Included in the amount above is interest of $0.3 million and potential penalties of $0.1 million.

          Off-balance Sheet Arrangements – Off-balance sheet arrangements consist primarily of operating lease commitments for office and warehouse facilities, vehicles and office equipment as discussed in Note 12 to the Consolidated Financial Statements as well as unconditional purchase commitments. In accordance with U.S. generally accepted accounting principles, these obligations are not reflected in the Consolidated Balance Sheets.

          We have applied the provisions of EITF 01-8, “Determining Whether an Arrangement Contains a Lease,” and have determined that our agreement with our third-party logistics provider contains an operating lease under SFAS No. 13. As a result, we have included the future minimum lease payments related to the underlying building lease in our operating lease commitments in the contractual cash obligations and commitments table. In the event we elect to cancel the agreement with our third-party logistics provider prior to the contract expiration date we would be required to assume the underlying building lease for the remainder of its term.

          Unconditional purchase obligations include purchase orders entered into in the ordinary course of business and contractual purchase commitments. During July 2005, we amended our 2003 purchase commitment with a third-party manufacturer to extend the terms of the agreement to September 2008. The remaining commitment under this agreement totaled $2.3 million as of December 31, 2007. This purchase commitment has been included in the contractual cash obligations and commitments table along with purchase orders entered into in the ordinary course of business.

Cash Requirements

          Operating Activities – Cash provided by operating activities was $39.6 million in 2007, $40.3 million in 2006 and $44.2 million in 2005. In 2007, cash provided by operating activities was driven primarily by strong net earnings as well as an increase in net income taxes payable/prepaid, partially offset by a decrease in employee compensation and benefits and other accrued expenses. The decrease in employee compensation and benefits and other accrued expenses was primarily a result of decreases in performance-based compensation.

          Cash flow from operations decreased $0.7 million in 2007 compared to 2006. This decrease was primarily driven by decreased income taxes payable/prepaid and decreased employee compensation and benefits and other accrued expenses.

          In 2006, cash provided by operating activities was impacted by strong net earnings and an increase in non-cash share-based compensation expense, an increase in accounts payable, employee compensation and benefits and other accrued expenses. The increase in share-based compensation expense was primarily attributable to the inclusion of stock option expense under SFAS No. 123(R) in 2006 and an increase in expense associated with performance share and restricted stock awards. The increases in accounts payable, employee compensation and benefits and other accrued expenses were attributable to higher accruals for volume-based incentives and warranty, an increase in payroll accruals as well as timing of payments. Partially offsetting these sources of cash were an increase in receivables driven by higher fourth quarter sales volumes and an increase in inventory. The increase in inventory was in support of new product launches and the addition of our manufacturing facility in China.

          As discussed previously, two metrics used by management to evaluate how effectively we utilize our net assets are “Accounts Receivable Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics for the years indicated were as follows (in days):

	2007	2006	2005

DSO	61	61	61
DIOH	83	82	82

          DIOH increased one day in 2007 compared to 2006. This increase is mainly due to higher inventory levels at our foreign locations due to longer lead times and pipeline fill for new products. Inventory grew at the same pace as demand during 2006 as compared to 2005 resulting in no change in the DIOH.

          Investing Activities – Net cash used in investing activities was $10.4 million in 2007, $46.0 million in 2006 and $11.8 million in 2005. The primary use of cash in investing activities during 2007 was capital expenditures and our acquisition of Floorep Limited. Sources of cash for 2007 investing activities include net sales of short-term investments, which generated $14.3 million in cash and proceeds from the sale of our Maple Grove, Minnesota facility.

          Capital expenditures were $28.7 million during 2007 compared to $23.9 million in 2006. Capital expenditures were $20.9 million in 2005. Capital expenditures in 2007 included continued investments in our footprint consolidation initiative, new product tooling and capital spending related to our global expansion initiatives. Capital expenditures in 2006 included continued expansion of our information systems capabilities and investments in new product tooling as well as capital spending in support of our China expansion initiative. Capital expenditures in 2005 included investments in new product tooling and expansion of our information system capabilities.

          In 2008, capital expenditures are expected to approximate $25 to $29 million. Significant capital projects planned for 2008 include upgrades to our information technology systems and related infrastructure and investments in tooling in support of new products. In addition, we plan to invest in our corporate facilities to create a global center for research and development. Capital expenditures in 2008 are expected to be financed primarily with funds from operations.

          Proceeds from dispositions of property, plant and equipment in 2005 include $1.5 million in proceeds from the sale of a distribution center in Holland, Michigan.

          In July 2006, we acquired Hofmans Machinefabriek (“Hofmans”) for a purchase price of $8.6 million, subject to certain post-closing adjustments. The cost of the acquisition was paid for in cash with funds provided by operations.

          In February 2007, we acquired Floorep Limited (“Floorep”), a distributor of cleaning equipment based in Scotland, for a purchase price of $3.6 million in cash, subject to certain post-closing adjustments. The results of Floorep’s operations have been included in the Consolidated Financial Statements since February 2, 2007, the date of acquisition.

          Financing Activities – Net cash used in financing activities was $26.7 million in 2007, $4.9 million in 2006 and $8.1 million in 2005. In 2007, significant uses of cash included $29.0 million in repurchases of common stock related to our share repurchase program and $9.0 million of dividends paid. In 2006, significant uses of cash included $8.6 million of dividends paid and $5.3 million in repurchases of common stock related to our share repurchase program.

          Proceeds from issuance of common stock generated $8.7 million in 2007 and $8.5 million in 2006. Proceeds in both years were driven by an increase in employees’ stock option exercises due to a higher average stock price and senior management transitions.

          Our cash dividend payout increased for the 36th consecutive year to $0.48 per share in 2007, an increase of $0.02 per share over 2006.

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

          Shares repurchased during 2007 approximated 735,900, with the average repurchase price of $39.34. Repurchases made in 2006 prior to the stock split on July 26, 2006 totaled approximately 61,000 shares at an average repurchase price of $46.36 or 122,000 shares at $23.18, post-split. Following the stock split, approximately 87,000 shares were repurchased at an average price of $27.96. Shares repurchased during 2005 approximated 92,000 on a post-split basis. With the average post-split repurchase price of $18.83.

          At December 31, 2007, approximately 739,000 shares were authorized for repurchase.

New Accounting Pronouncements

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

          In November 2006, the FASB released EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF Issue No. 06-11”). EITF Issue No. 06-11 defines how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). The requirements are effective prospectively for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF No. 06-11 will have a material impact on our financial condition, results of operations or cash flows.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings without having to apply complex hedge accounting. The requirements are effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 will have a material impact on our financial condition, results of operations or cash flows.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired to be recorded at full fair value. This statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The requirements are effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 141(R) will have on our Consolidated Financial Statements.

Critical Accounting Estimates

          Our Consolidated Financial Statements are based on the selection and application of U.S. generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the Consolidated Financial Statements. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our Consolidated Financial Statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

          Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Bad debt write-offs as a percentage of net sales were 0.1% in 2007, 0.3% in 2006 and 0.2% in 2005. As of December 31, 2007, we had $2.2 million reserved against our accounts receivable for doubtful accounts.

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

          As of December 31, 2007, we had $4.4 million reserved against inventories.

          Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to net sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty expense as a percentage of net sales was 1.2% in 2007, 1.4% in 2006 and 1.3% in 2005. As of December 31, 2007, we had $7.0 million reserved for future estimated warranty costs.

          Income Taxes – When preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions. We also establish reserves for uncertain tax matters that are complex in nature and uncertain as to the ultimate outcome. Although we believe that our tax return positions are fully supportable, we consider our ability to ultimately prevail in defending these matters when establishing these reserves. We adjust our reserves in light of changing facts and circumstances, such as the closing of a tax audit. We believe that our current reserves are adequate. However, the ultimate outcome may differ from our estimates and assumptions and could impact the income tax expense reflected in our Consolidated Statements of Earnings.

          Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our Consolidated Statements of Earnings. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is less likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2007, a valuation allowance of $8.2 million was recorded against foreign tax loss carryforwards.

Cautionary Factors Relevant to Forward-Looking Information

          Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:

•	Geopolitical and economic uncertainty throughout the world.

•	Inflationary pressures.

•	Fluctuations in the cost or availability of raw materials and purchased components.

•	Ability to achieve anticipated global sourcing cost reductions.

•	Successful integration of acquisitions, including ability to carry acquired goodwill at current values.

•	Ability to achieve growth plans.

•	Ability to achieve projections of future financial and operating results.

•	Ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.

•	Ability to benefit from production reallocation plans, including benefits from our expansion into China.

•	Success and timing of new technologies and products.

•	Ability to acquire, retain and protect proprietary intellectual property rights.

•	Potential for increased competition in our business.

•	Ability to attract and retain key personnel.

•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.

•	Changes in laws, including changes in accounting standards and taxation changes.

•	Unforeseen product quality problems.

•	Effects of litigation, including threatened or pending litigation.

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

          Increases in worldwide demand and other factors affect the price for lead, steel and related products. We do not maintain an inventory of raw or fabricated steel or batteries in excess of near-term production requirements. As a result, increases in the price of lead or steel can significantly increase the cost of our lead and steel-based raw materials and component parts.

          During 2007, our raw materials and other purchased component costs, such as batteries, were unfavorably impacted by commodity prices and we were not able to fully mitigate these higher costs with selling price increases and cost reduction actions. We will continue to focus on mitigating the risk of continued future raw material or other product component cost increases through product pricing, negotiations with our vendors and cost reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices remain at their current levels or continue to increase, our results may be unfavorably impacted in 2008.

          Foreign Currency Exchange Risk – Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposures are with the Euro, the Australian and Canadian dollars, the British pound, the Japanese yen and the Chinese yuan against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between Tennant operations in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations.

          Because our products are currently manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of approximately $62 million and $54 million at the end of 2007 and 2006, respectively. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of December 31, 2007, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.

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

ITEM 8 – Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (COSO), our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

/s/ H. Chris Killingstad

H. Chris Killingstad
President and Chief Executive Officer

/s/ Thomas Paulson

Thomas Paulson
Chief Financial Officer (Principal
Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tennant Company:

          We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2007. We also have audited Tennant Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tennant Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Tennant Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as of January 1, 2006, Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.

/s/ KPMG LLP
Minneapolis, MN
February 29, 2008

Consolidated Statements of Earnings
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

Years ended December 31	2007	2006	2005

Net sales	$664,218	$598,981	$552,908
Cost of sales	385,234	347,402	318,044

Gross profit	278,984	251,579	234,864

Operating expense:
Research and development expenses	23,869	21,939	19,351
Selling and administrative expenses	206,242	189,676	180,676
Gain on sale of facility	(5,972)	—	—

Total operating expenses	224,139	211,615	200,027

Profit from operations	54,845	39,964	34,837
Other income (expense):
Interest income	1,854	2,698	1,691
Interest expense	(898)	(737)	(564)
Net foreign currency transaction gains	39	516	8
ESOP income	2,568	1,205	387
Other income (expense), net	(696)	(344)	(1,365)

Total other income	2,867	3,338	157

Profit before income taxes	57,712	43,302	34,994
Income tax expense	17,845	13,493	12,058

Net earnings	$39,867	$29,809	$22,936

Earnings per share:
Basic	$2.14	$1.61	$1.27

Diluted	$2.08	$1.57	$1.26

Weighted average shares outstanding:
Basic	18,641,000	18,561,000	18,024,000

Diluted	19,146,000	18,989,000	18,210,000

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

December 31	2007	2006

Assets
CURRENT ASSETS
Cash and cash equivalents	$33,092	$31,021
Short-term investments	—	14,250
Receivables:
Trade, less allowances for doubtful accounts and returns ($3,264 in 2007 and $3,347 in 2006)	126,520	115,146
Other, net	971	1,180

Net receivables	127,491	116,326
Inventories	64,027	60,978
Prepaid expenses	7,549	4,531
Deferred income taxes, current portion	8,076	8,298
Other current assets	489	—

Total current assets	240,724	235,404
Property, plant and equipment	263,643	244,283
Accumulated depreciation	(167,092)	(161,448)

Property, plant and equipment, net	96,551	82,835
Deferred income taxes, long-term portion	2,670	1,574
Goodwill	29,053	26,298
Intangible assets, net	5,500	4,581
Other assets	7,572	3,558

Total assets	$382,070	$354,250

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES
Current debt	$2,127	$1,812
Accounts payable	31,146	31,326
Employee compensation and benefits	29,699	32,374
Income taxes payable	2,391	710
Other current liabilities	31,310	28,582

Total current liabilities	96,673	94,804
LONG-TERM LIABILITIES
Long-term debt	2,470	1,907
Employee-related benefits	23,615	27,081
Deferred income taxes, long-term portion	752	794
Other liabilities	6,129	—

Total long-term liabilities	32,966	29,782

Total liabilities	129,639	124,586
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock of $0.02 par value per share, authorized 1,000,000; none issued	—	—
Common stock of $0.375 par value per share, authorized 60,000,000; issued and
outstanding 18,499,458 shares in 2007 and 18,753,648 in 2006	6,937	7,045
Additional paid-in capital	8,265	14,223
Retained earnings	233,527	210,457
Accumulated other comprehensive income	5,507	647
Receivable from ESOP	(1,805)	(2,708)

Total shareholders’ equity	252,431	229,664

Total liabilities and shareholders’ equity	$382,070	$354,250

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES

(In thousands)

Years ended December 31	2007	2006	2005

CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net earnings	$39,867	$29,809	$22,936
Adjustments to net earnings to arrive at operating cash flow:
Depreciation	16,901	13,711	12,950
Amortization	1,153	610	89
Deferred tax (benefit) expense	(1,510)	(70)	(465)
Stock-based compensation expense	2,886	3,521	2,015
ESOP expense	(659)	112	580
Tax benefit on ESOP and stock plans	46	58	1,495
Provision for bad debts and returns	1,690	532	1,021
Gain on sale of facility	(5,972)	—	—
Changes in operating assets and liabilities excluding the impact of acquisitions:
Accounts receivable	(11,258)	(9,790)	(8,620)
Inventories	(82)	(3,104)	(59)
Accounts payable	(2,337)	3,308	3,397
Employee compensation and benefits and other accrued expenses	(4,069)	2,697	8,507
Income taxes payable/prepaid	2,056	(2,608)	221
Other current/noncurrent assets and liabilities	(2,131)	(1,197)	(1,883)
Other, net	3,059	2,730	2,053

Net cash flows related to operating activities	39,640	40,319	44,237
CASH FLOWS RELATED TO INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(28,720)	(23,872)	(20,880)
Proceeds from disposals of property, plant and equipment	7,254	632	3,049
Acquisition of businesses, net of cash acquired, and intangible assets	(3,141)	(8,469)	—
Purchases of short-term investments	(7,925)	(14,250)	—
Sales of short-term investments	22,175	—	6,050

Net cash flows related to investing activities	(10,357)	(45,959)	(11,781)
CASH FLOWS RELATED TO FINANCING ACTIVITIES
Payments on capital leases	(2,505)	(2,257)	(885)
Payment of long-term debt	—	—	(5,000)
Proceeds from issuance of short-term debt	205	—	—
Proceeds from issuance of common stock	8,734	8,477	7,874
Tax benefit on stock plans	3,255	1,334	—
Purchase of common stock	(28,951)	(5,275)	(3,471)
Dividends paid	(8,979)	(8,574)	(7,919)
Principal payment from ESOP	1,562	1,419	1,290

Net cash flows related to financing activities	(26,679)	(4,876)	(8,111)
Effect of exchange rate changes on cash and cash equivalents	(533)	250	105

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,071	(10,266)	24,450
Cash and cash equivalents at beginning of year	31,021	41,287	16,837

CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,092	$31,021	$41,287

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$14,543	$15,207	$9,076
Interest	$479	$322	$638
Supplemental non-cash investing and financing activities:
Capital expenditures funded through capital leases	$2,441	$2,872	$2,553
Collateralized borrowings incurred for operating lease equipment	$695	$427	$178

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

Years ended December 31	2007		2006			2005

	Shares	Amount	Shares(1)	Amount		Shares	Amount

COMMON STOCK
Beginning balance	18,753,648	$7,045	9,191,205	$3,459		9,003,209	$3,388
Stock split	—	—	9,305,523	3,490		—	—
Issue stock for directors, employee benefit and stock plans	481,710	168	410,541	154		280,185	105
Purchase of common stock	(735,900)	(276)	(153,621)	(58	)(1)	(92,189)	(34)

Ending balance	18,499,458	$6,937	18,753,648	$7,045		9,191,205	$3,459

ADDITIONAL PAID-IN CAPITAL
Beginning balance		$14,223		$6,963			$163
Stock split		—		(3,490)			—
Issue stock for directors, employee benefit plans and stock plans		8,661		9,939			6,633
Share-based compensation		2,753		4,694			—
Tax benefit on stock plans		3,255		1,334			1,423
Purchase of common stock		(28,675)		(5,217	)(1)		(1,256)
Reclassification to Retained Earnings		8,048		—			—

Ending balance		$8,265		$14,223			$6,963

RETAINED EARNINGS
Beginning balance		$210,457		$189,221			$174,132
Net earnings		39,867		29,809			22,936
Dividends paid, $0.48, $0.46 and $0.44, respectively, per common share		(8,979)		(8,574)			(7,919)
Issue stock for employee benefit plans and directors		—		—			2,181
Purchase of common stock		—		—			(2,181)
Tax benefit on ESOP		46		58			72
Adjustment related to SFAS No. 158 adoption		—		(57)			—
Adjustment related to FIN No. 48 adoption		184		—			—
Reclassification from Additional Paid-in Capital		(8,048)		—			—

Ending balance		$233,527		$210,457			$189,221

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)(2)
Beginning balance		$647		$(2,931)			$864
Foreign currency translation adjustments		2,630		2,763			(2,813)
Prior service costs		(13)		—			—
Transition (asset) obligation		(14)		—			—
Net actuarial (gain) loss		2,257		815			—
Minimum pension liability		—		—			(982)

Ending balance		$5,507		$647			$(2,931)

RECEIVABLE FROM ESOP
Beginning balance		$(2,708)		$(3,610)			$(4,513)
Principal payments		1,562		1,419			1,290
Shares allocated		(659)		(517)			(387)

Ending balance		$(1,805)		$(2,708)			$(3,610)

Total shareholders’ equity		$252,431		$229,664			$193,102

(2) Reconciliations of net earnings to comprehensive income are as follows:
Net earnings		$39,867		$29,809			$22,936
Foreign currency translation adjustments		2,630		2,763			(2,813)
Defined benefit pension plans, net of tax:
Prior service costs		(13)		274			—
Transition (asset) obligation		(14)		40			—
Net actuarial (gain) loss		2,257		501			—
Minimum pension liability		—		—			(982)

Comprehensive income		$44,727		$33,387			$19,141

The company had 60,000,000 authorized shares of common stock as of December 31, 2007 and 2006.

The company had 30,000,000 authorized shares of common stock as of December 31, 2005.

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

          TRANSLATION OF NON-U.S. CURRENCY – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of shareholders’ equity. Foreign currency transaction gains or losses are included in other income (expense).

          USE OF ESTIMATES – The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

          CASH AND CASH EQUIVALENTS – We consider all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

          SHORT-TERM INVESTMENTS – Short-term investments with maturities of less than one year are classified and accounted for as available-for-sale and carried at fair value. Changes in fair value are reported as accumulated other comprehensive income (loss). There were no short term investments at December 31, 2007 and no unrealized gains or losses during the year ended December 31, 2007. At December 31, 2006, the estimated fair value of these securities approximated their cost due to their short maturities.

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

          INVENTORIES – Inventories are valued at the lower of cost or market. For inventories in Europe and China, cost is determined on a first-in, first-out basis. Cost is determined on a last-in, first-out basis for substantially all other locations.

          PROPERTY, PLANT AND EQUIPMENT – Property, plant and equipment is carried at cost. Additions and improvements that extend the lives of the assets are capitalized while expenditures for repairs and maintenance are expensed as incurred. We generally depreciate buildings and improvements by the straight-line method over a 30-year life. Other property, plant and equipment is generally depreciated using the straight-line method based on lives of three to 15 years.

          GOODWILL – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is reviewed annually or at the time of a triggering event for impairment. In assessing the recoverability of goodwill, we compare the reporting unit’s carrying value of goodwill to its fair value. During the fourth quarter of 2007, we completed our annual impairment test and concluded that goodwill is not impaired.

          INTANGIBLE ASSETS – Intangible assets consist of definite lived customer lists, an acquired trade name, technology and an order book. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from two to 22 years.

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

          DERIVATIVE FINANCIAL INSTRUMENTS – We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities (principally the Euro, Australian and Canadian dollars, British pound, Japanese yen and Chinese yuan). We have elected not to apply hedge accounting treatment to these contracts as our contracts are for a short duration. These contracts are marked-to-market with the related asset or liability recorded in other current assets or other current liabilities, as applicable. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. Gains or losses on forward foreign exchange contracts to hedge foreign currency-denominated net assets and liabilities are recognized in other income under net foreign currency transaction gains (losses) within the Consolidated Statements of Earnings on a current basis over the term of the contracts.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

          Customers may obtain financing through third-party leasing companies to assist in their acquisition of our equipment products. Certain lease transactions classified as operating leases contain retained ownership provisions or guarantees, which results in recognition of revenue over the lease term. As a result, we defer the sale of these transactions and record the sales proceeds as collateralized borrowings or deferred revenue. The underlying equipment relating to operating leases is depreciated on a straight-line basis, not to exceed the equipment’s estimated useful life.

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

          STOCK-BASED COMPENSATION - We account for employee stock-based compensation in accordance with SFAS No. 123(R) using the fair value based method. Our stock-based compensation plans are more fully described in Note 14.

          Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” As we adopted SFAS No. 123(R) using the modified prospective approach, prior period net earnings and basic and diluted earnings per share have not been restated.

          The pro forma effects of recognizing the estimated fair value of stock-based compensation as previously calculated under SFAS No. 123 for the year ended December 31, 2005 is summarized below:

2005

Net earnings – as reported	$22,936
Add:

Share-based compensation expense determined under
intrinsic value method included in net earnings, net of
related tax effects	913
Deduct:

Share-based employee compensation expense
determined under fair value-based method, net of related
tax effects	(2,130)

Pro forma net earnings	$21,719
Basic earnings per share:
As reported	$1.27
Pro forma	$1.21
Diluted earnings per share:
As reported	$1.26
Pro forma	$1.19

          RESEARCH AND DEVELOPMENT – Research and development costs are expensed as incurred.

          INCOME TAXES – Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided when, in management’s judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have established contingent tax liabilities using management’s best judgment. We adjust these liabilities as facts and circumstances change. Interest expense is recognized in the first period the interest would begin accruing. Penalties are recognized in the period we claim or expect to claim the position in our tax return. Interest and penalties expenses are classified as an income tax expense.

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

          STOCK SPLIT – On April 26, 2006, the Board of Directors declared a two-for-one common stock split effective July 26, 2006. As a result of the stock split, shareholders of record received one additional common share for every share held at the close of business on July 12, 2006. All share and per share data has been retroactively adjusted to reflect the stock split, except for the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

          NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS –

          In March 2006, the Financial Accounting Standards Board (“FASB”) released EITF Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF Issue No. 06-3”). EITF Issue No. 06-3 concluded that the presentation of sales, use, value-added and certain excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed in the Consolidated Financial Statements. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual Consolidated Financial Statements for each period for which an income statement is presented if those amounts are significant. We adopted EITF Issue No. 06-3 as of January 1, 2007. Our accounting policy is to present these taxes on a net basis.

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the Consolidated Financial Statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN No. 48 as of January 1, 2007, as further discussed in Note 13.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

2.	Management Actions

          2007 ACTIONS – During the third quarter of 2007, management approved a restructuring action in an effort to better match skill sets and talent in evolving functional areas that are critical to successful execution of our strategic priorities. These actions impacted approximately 60 positions within a workforce of 2,700, or about two percent of the employee base.

          The restructuring action resulted in the recognition of pretax charges of $2,194 during 2007, as well as other associated costs of $313. Of the $2,194, $1,647 was recognized in the third quarter and the remaining $547 was recognized in the fourth quarter. These charges consist primarily of severance and outplacement benefits and are included within selling and administrative expenses in the Consolidated Statements of Earnings.

          The components of the 2007 restructuring action were as follows:

Severance, Early Retirement and Related Costs

2007 restructuring action	$2,194
Cash payments	(836)
Foreign currency adjustments	31

December 31, 2007 balance	$1,389

3.	Acquisition of Businesses

          In February 2007, we acquired Floorep Limited (“Floorep”), a distributor of cleaning equipment based in Scotland, for a purchase price of $3,565 in cash, subject to certain post-closing adjustments. The results of Floorep’s operations have been included in the Consolidated Financial Statements since February 2, 2007, the date of acquisition. The components of the purchase price were allocated primarily to goodwill and identified intangible assets.

4.	Inventories

          The composition of inventories at December 31, were as follows:

	2007	2006

Inventories carried at LIFO:
Finished goods	$41,921	$36,513
Raw materials, production parts and work-in-process	18,045	20,110
LIFO reserve	(27,858)	(25,731)

Total LIFO inventories	32,108	30,892

Inventories carried at FIFO:
Finished goods	22,369	21,387
Raw materials, production parts and work-in-process	9,550	8,699

Total FIFO inventories	31,919	30,086

Total inventories	$64,027	$60,978

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

5.	Property, Plant and Equipment

          Property, plant and equipment and related accumulated depreciation, including equipment under capital leases, at December 31, consisted of the following:

	2007	2006

Land	$4,432	$3,177
Buildings and improvements	43,143	36,600
Machinery and equipment	206,867	188,103
Work in progress	9,201	16,403

Total property, plant and equipment	263,643	244,283
Less accumulated depreciation	(167,092)	(161,448)

Net property, plant and equipment	96,551	82,835

          In December 2007, we sold our Maple Grove Facility for a gain of approximately $6,000.

6.	Goodwill and Intangible Assets

          The changes in the carrying amount of goodwill as of December 31, are as follows:

	2007	2006

Beginning balance	$26,298	$22,253
Additions	1,721	2,787
Foreign currency fluctuations	1,034	1,258

Ending balance	$29,053	$26,298

          The balances of acquired intangible assets, excluding goodwill, as of December 31, are as follows:

	Customer List and Order Book	Trade Name	Technology	Total

Balance as of
December 31, 2006
Original cost	$3,147	$295	$1,900	$5,342
Accumulated
amortization	(608)	(233)	(147)	(988)
Foreign currency
fluctuations	235	(15)	7	227

Carrying value	$2,774	$47	$1,760	$4,581

Weighted-average
original life (in years)	14	4	10

Balance as of
December 31, 2007
Original cost	$3,961	$295	$1,900	$6,156
Accumulated
amortization	(593)	(295)	(452)	$(1,340)
Foreign currency
fluctuations	510	—	174	$684

Carrying value	$3,878	$—	$1,622	$5,500

Weighted-average
original life (in years)	14	4	10

          Amortization expense on intangible assets was $821, $675 and $165 for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

          The additions to goodwill and intangible assets during 2007 were based on the purchase price allocation of the Floorep acquisition in February 2007, as described in Note 3, plus any adjustments to goodwill related to the Hofmans Machinefabriek acquisition in July 2006. The Floorep intangible asset consisted of a customer list and is amortized over a useful life of 12 years. Additions to intangible assets during 2007 also included an acquired customer list, which is amortized over a useful life of seven years.

          The additions to goodwill and intangible assets during 2006 consisted of goodwill from the purchase price of Hofmans acquisition and intangible assets consisting of technology, a customer list and an order book and are amortized over useful lives of two to 22 years, 15 years and eight months, respectively.

          Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years is as follows:

2008	$617
2009	552
2010	550
2011	548
2012	524
Thereafter	2,709

Total	$5,500

7.	Short- and Long-Term Debt

          The components of our outstanding debt as of December 31, consisted of the following:

	Maturity	Interest Rates		Outstanding Balance
	Dates	2007	2006	2007	2006

Short term debt	2008	6.21%	—	$205	$—
Collateralized borrowings	2008 - 2011	2.94%	2.94 - 4.50%	696	371
Capital lease obligations	2008 - 2011	4.50 - 7.00%	4.50 - 7.00%	3,696	3,348

Total outstanding debt				4,597	3,719

Less: current portion				2,127	1,812

Long-term portion				$2,470	$1,907

          The aggregate maturities of our outstanding debt including capital lease obligations as of December 31, 2007, are as follows:

2008	$2,127
2009	1,747
2010	708
2011	15
2012	—
Thereafter	—

Total	$4,597

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

          As of December 31, 2007, we had an available committed line of credit totaling approximately $125,000. We also have stand alone letters of credit of approximately $3,000 outstanding as of December 31, 2007. There were no outstanding borrowings under these facilities as of December 31, 2007.

          On June 19, 2007, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, BMO Capital Markets Financing, Inc. and U.S. Bank National Association, as Co-Documentation Agents and the Lenders from time to time party thereto. The Credit Agreement provides us and certain of our foreign subsidiaries access to a $125,000 senior unsecured revolving credit facility until June 19, 2012. Borrowings may be denominated in U.S. Dollars or certain other currencies. The Credit Agreement contained a $75,000 sublimit on foreign currency borrowings and a $50,000 sublimit on borrowings by the foreign subsidiaries. The agreement also contains an option that allows us to increase the commitment, in increments of $20,000, to a total of $225,000. Approval from the Board of Directors is required if the aggregate amount of the commitment exceeds $150,000. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions.

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

          The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity. Further, the Credit Agreement contains a covenant requiring us to maintain an indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.5 to 1, and to maintain an EBITDA to interest expense ratio of no less than 3.5 to 1. The Credit Agreement also restricts us from paying dividends or repurchasing stock in an amount that exceeds $50,000 during any fiscal year if, after giving effect to such payments, our leverage ratio would exceed 2.5 to 1. We were in compliance with all such covenants at December 31, 2007.

          On February 21, 2008, we amended the Credit Agreement to increase the sublimit on foreign currency borrowings from $75,000 to the aggregate amount of the commitment and to increase the sublimit on borrowings by the foreign subsidiaries from $50,000 to $100,000.

          On August 23, 2007, we entered into an unsecured revolving credit facility (the “Credit Facility”) with Bank of America, National Association which expires in August 2008. This Credit Facility is denominated in Renminbi (“RMB”) in the amount of 14,600 RMB, or approximately $1,900 U.S. Dollars, and is available for general corporate purposes, including working capital needs of our China location. The interest rate on borrowed funds is equal to the People’s Bank of China’s base rate. This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued. The balance outstanding on this facility was $205 U.S. Dollars at December 31, 2007 at a rate of 6.21%.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

8.	Other Current Liabilities

          Other current liabilities at December 31, consisted of the following:

	2007	2006

Taxes, other than income taxes	$3,390	$3,224
Warranty	6,950	6,868
Deferred revenue	2,560	2,664
Rebates	5,173	4,681
Other	13,237	11,145

Total	$31,310	$28,582

          The changes in warranty reserves for the three years ended December 31 were as follows:

	2007	2006	2005

Beginning balance	$6,868	$6,146	$6,180
Additions charged to expense	7,740	8,258	7,668
Changes in estimates	(45)	153	(398)
Acquired reserves	—	89	—
Foreign currency	193	135	(122)
Claims paid	(7,806)	(7,913)	(7,182)

Ending balance	$6,950	$6,868	$6,146

9.	Fair Value of Financial Instruments

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

          We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. As of December 31, 2007 and 2006, the fair value of such contracts outstanding was a net gain of $490 and a net loss of $117, respectively. At December 31, 2007 and 2006, the notional amounts of foreign currency forward exchange contracts outstanding were $61,756 and $54,451, respectively.

10.	Retirement Benefit Plans

          Substantially all U.S. employees are covered by various retirement benefit plans maintained by Tennant. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our U.S. and foreign plans was $9,604, $10,188 and $9,898 in 2007, 2006 and 2005, respectively.

          We have a 401(k) plan that covers substantially all U.S. employees. Under this plan, the employer contribution matches up to 3% of the employee’s compensation in the form of Tennant stock. We also make a profit sharing contribution to the plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution can be in the form of Tennant stock or cash and is based upon our financial performance. Matching contributions are primarily funded by our ESOP Plan, while profit sharing contributions are generally paid in cash. Expenses under these plans were $6,184, $7,344 and $7,129 during 2007, 2006 and 2005, respectively.

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

          We have a qualified, funded defined benefit retirement plan (“the U.S. Pension Plan”) in the U.S. covering certain current and retired employees. Plan benefits are based on the years of service and compensation during the highest five consecutive years of service in the final ten years of employment. No new participants have entered the plan since 2000. The plan has approximately 500 participants including approximately 200 active employees as of December 31, 2007.

          We also have defined pension benefit plans in the United Kingdom and Germany (“the U.K. Pension Plan” and “the German Pension Plan”). The U.K. Pension Plan and German pension Plan both cover certain current and retired employees and neither plan is accepting new participants.

          We expect to contribute approximately $125 to our U.S. Nonqualified Plan, approximately $816 to our U.S. Retiree Plan, approximately $159 to our U.K. Pension Plan, and approximately $44 to our German Pension Plan in 2008. No contributions to the U.S. Pension Plan are expected to be required during 2008.

          Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, are as follows:

	2007	2006

Equity securities	57%	56%
Debt securities	39%	40%
Other	4%	4%

Total	100%	100%

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

          Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Pension Benefits		Postretirement Medical Benefits
	2007	2006	2007	2006

Discount rate	6.42%	5.77%	6.60%	6.00%
Rate of compensation increase	4.16%	4.11%	—	—

          Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits		Postretirement Medical Benefits
	2007	2006	2007	2006

Discount rate	5.77%	5.62%	6.00%	5.80%
Expected long-term rate of
return on plan assets	8.19%	8.24%	—	—
Rate of compensation increase	4.11%	4.05%	—	—

The discount rate is used to discount future benefit obligations back to today’s dollars. Our discount rates were determined based on high-quality fixed income investments. The resulting discount rates are consistent with the duration of plan liabilities. The Citigroup Above Median Yield Curve is used in determining the discount rate for the U.S. Plans.

          The accumulated benefit obligations as of December 31, for all defined benefit plans are as follows:

	2007	2006

U.S. defined benefit plans	$29,758	$28,539
U.K. Pension Plan	7,801	8,615
German Pension Plan	731	786

          Information for our plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2007	2006

Projected benefit obligation	$10,527	$11,475
Accumulated benefit obligation	10,029	10,796
Fair value of plan assets	7,356	6,755

          As of December 31, 2007 and 2006, the U.S. Nonqualified, U.K. Pension and German Pension Plans had an accumulated benefit obligation in excess of plan assets.

          Assumed healthcare cost trend rates at December 31, 2007 and 2006 are as follows:

	2007	2006

Healthcare cost trend rate assumption
for the next year	10.1%	9.0%
Rate to which the cost trend rate is
assumed to decline (the ultimate trend rate)	5.1%	4.5%
Year that the rate reaches the ultimate
trend rate	2028	2027

          Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage- Point Decrease	1-Percentage- Point Increase

Effect on total of service
and interest cost components	$(74)	$86

Effect on postretirement
benefit obligation	$(1,034)	$1,200

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

          Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	Pension Benefits		Postretirement Medical Benefits

	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$41,391	$40,628	$14,242	$15,027
Service cost	1,014	1,039	142	152
Interest cost	2,377	2,316	734	766
Plan participants’ contributions	52	53	—	—
Plan amendments	—	—	—	(426)
Actuarial (gain) loss	(2,007)	(551)	(1,800)	(305)
Foreign exchange	220	938	—	—
Benefits paid	(1,675)	(3,168)	(555)	(972)
Settlement loss	—	136	—	—

Benefit obligation at end of year	41,372	$41,391	$12,763	$14,242

Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$39,065	$35,730	$—	$—
Actual return on plan assets	2,545	4,640	—	—
Employer contributions	373	1,179	555	972
Plan participants’ contributions	52	53	—	—
Foreign exchange	96	631	—	—
Benefits paid	(1,675)	(3,168)	(555)	(972)

Fair value of plan assets at end of year	40,456	39,065	—	—

Funded status at end of year	$(916)	$(2,326)	$(12,763)	$(14,242)

Amounts recognized in the consolidated balance sheets consisted of:
Noncurrent assets	$2,255	$2,394	$—	$—
Current liabilities	(169)	(157)	(816)	(1,024)
Noncurrent liabilities	(3,002)	(4,563)	(11,947)	(13,218)

Net accrued liability	$(916)	$(2,326)	$(12,763)	$(14,242)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$2,588	$3,150	$(3,008)	$(3,587)
Transition asset	(43)	(65)	—	—
Net (gain) loss	(4,114)	(2,499)	1,261	3,095

Accumulated other comprehensive income (loss)	$(1,569)	$586	$(1,747)	$(492)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

          Components of net periodic benefit cost for the three years ended December 31, were as follows:

	Pension Benefits			Postretirement Medical Benefits

	2007	2006	2005	2007	2006	2005

Service cost	$1,014	$1,008	$1,129	$142	$152	$213
Interest cost	2,377	2,252	2,113	734	766	839
Expected return on plan assets	(3,025)	(2,943)	(2,921)	—	—	—
Amortization actuarial (gain) loss	88	71	(155)	34	75	169
Amortization of transition obligation	(22)	(22)	(22)	—	—	—
Amortization of prior service cost	562	567	570	(580)	(520)	(520)
Settlement loss	—	179	—	—	—	—
Foreign currency	76	98	(95)	—	—	—

Net periodic cost	$1,070	$1,210	$619	$330	$473	$701

Changes in accumulated other comprehensive income:
Incremental effect of adopting SFAS No. 158	N/A	$(1,055)	N/A	N/A	$(492)	N/A
Net (gain) loss	(1,527)	197	N/A	(1,800)	—	N/A
Amortization of unrecognized prior service cost	(562)	N/A	N/A	580	N/A	N/A
Amortization of unrecognized prior transition (asset) obligation	22	N/A	N/A	—	N/A	N/A
Amortization of unrecognized actuarial (gain) loss	(88)	N/A	N/A	(34)	N/A	N/A

Total recognized in other comprehensive income	$(2,155)	$(858)	N/A	$(1,254)	$(492)	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$(1,085)	$352	N/A	$(924)	$(19)	N/A

          The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and foreign plans:

	Pension Benefits	Postretirement Medical Benefits

2008	$1,995	$816
2009	2,876	930
2010	2,194	956
2011	2,103	1,053
2012	2,686	1,136
2013 to 2017	18,285	6,163

Total	30,139	11,054

          The following amounts are included in accumulated other comprehensive income as of December 31, 2007 and are expected to be recognized as components of net periodic benefit cost during 2008:

	Pension Benefits	Postretirement Medical Benefits

Net (gain) loss	$(220)	$—
Net transition obligation	(22)	—
Net prior service cost (credit)	556	(580)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

11. Common and Preferred Stock and Additional Paid-in Capital

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

12. Commitment and Contingencies

          We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2013 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $13,647, $11,911 and $8,977 in 2007, 2006 and 2005, respectively.

          The minimum rentals for aggregate lease commitments with an initial term of one year or more at December 31, 2007, were as follows:

2008	$8,900
2009	5,467
2010	3,673
2011	2,153
2012	1,316
Thereafter	236

Total	$21,745

          Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $11,862, of which we have guaranteed $9,270. As of December 31, 2007, we have recorded a liability for the estimated end-of-term loss related to this residual value guarantee of $797 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

          We have applied the provisions of EITF 01-8, “Determining Whether an Arrangement Contains a Lease,” and have determined that our agreement with our third-party logistics provider contains an operating lease under SFAS No. 13. As a result, we have included the future minimum lease payments related to the underlying building lease in our operating lease commitments above. In the event that we elect to cancel the agreement with our third party logistics provider, Tennant would be required to assume the underlying building lease for the remainder of its term.

          During July 2005, we amended our 2003 purchase commitment with a third-party manufacturer to extend the terms of the agreement to September 2008. The remaining commitment under this agreement totaled $2,323 as of December 31, 2007.

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

13. Income Taxes

          Income from continuing operations for the three years ended December 31, was as follows:

	2007	2006	2005

U.S. operations	$50,561	$37,325	$28,660
Foreign operations	7,151	5,977	6,334

Total	$57,712	$43,302	$34,994

          Income tax expense (benefit) for the three years ended December 31, was as follows:

	2007	2006	2005

Current
Federal	$14,927	$11,345	$8,243
Foreign	3,135	2,423	3,117
State	1,305	436	1,129

	$19,367	$14,204	$12,489

Deferred
Federal	$1,978	$(458)	$(108)
Foreign	(3,605)	(200)	(354)
State	105	(53)	31

	$(1,522)	$(711)	$(431)

Total
Federal	$16,905	$10,887	$8,135
Foreign	(470)	2,223	2,763
State	1,410	383	1,160

	$17,845	$13,493	$12,058

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

          U.S. income taxes have not been provided on approximately $58,125 of undistributed earnings of non-U.S. subsidiaries. We plan to permanently reinvest these undistributed earnings. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

          We have Dutch, German and Chinese tax loss carryforwards of approximately $30,800, $18,066 and $3,574, respectively. If unutilized, the Dutch and Chinese tax loss carryforwards will begin expiring in 2012. The German tax loss carryforward has no expiration date. Because of the uncertainty regarding realization of the Dutch and Chinese tax loss carryforwards, a valuation allowance was established. This valuation allowance increased in 2007 due to continued losses in these countries, the strength of the Euro and RMB against the U.S. dollar and changes in Chinese tax laws. During 2007 we determined that it is now more likely than not that the German tax loss carryforward will be utilized in the future and accordingly the valuation allowance for the related deferred tax asset was reduced to zero. The one-time tax benefit related to the reversal of this valuation allowance, net of the impact of tax rate changes in Germany and the U.K., was $3,605.

          A valuation allowance for the remaining deferred tax assets is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

          Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31, as follows:

	2007	2006	2005

Tax at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the tax rate from:
State and local taxes,
net of federal benefit	1.8	(0.2)	2.2
Effect of foreign operations	0.5	0.6	4.0
Effect of changes in valuation allowances	(4.9)	0.4	(2.7)
Effect of ETI and
manufacturing deduction	(1.2)	(2.5)	(2.6)
Other, net	(0.3)	(2.1)	(1.4)

Effective income tax rate	30.9%	31.2%	34.5%

          Deferred tax assets and liabilities were comprised of the following as of December 31:

	2007	2006

Deferred tax assets:
Inventories, principally due to
additional costs inventoried for tax
purposes and changes in inventory
reserves	$848	$854
Employee wages and benefits,
principally due to accruals for
financial reporting purposes	13,062	14,366
Warranty reserves accrued for
financial reporting purposes	1,856	1,862
Accounts receivable, principally due
and tax accounting method for
equipment rentals	658	643
Tax loss carryforwards	13,106	11,034
Valuation allowance	(8,197)	(11,034)
Other	562	863

Total deferred tax assets	$21,895	$18,588

Deferred tax liabilities:
Property, plant and equipment,
principally due to differences in
depreciation and related gains	$5,895	$3,621
Goodwill	6,006	5,889

Total deferred tax liabilities	$11,901	$9,510

Net deferred tax assets	$9,994	$9,078

          The valuation allowance at December 31, 2007, principally applies to certain foreign loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

          In 2007, 2006 and 2005, we recorded tax benefits directly to shareholders’ equity of $3,300, $1,392 and $1,495, respectively, relating to our ESOP and stock plans.

          We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on January 1, 2007. The cumulative effect of adopting FIN No. 48 was a decrease in reserves for uncertain tax positions and an increase to the January 1, 2007 balance of retained earnings of $184. Consistent with the provisions of FIN No. 48, we reclassified the reserves for uncertain tax positions from other current liabilities to non-current liabilities unless the liability is expected to be paid within one year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

          A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at 1/1/07	$5,779
Increases/(decreases) as a result of
tax positions taken during a prior period	—
Increases/(decreases) as a result of
tax positions taken during the current period	548
Decreases for tax positions related to
acquired entities during a prior period	—
Decreases relating to settlements with taxing authorities	—
Reductions as a result of a lapse
of the applicable statute of limitations	(561)
Increases/(decreases) as a result of
foreign currency fluctuations	363

Balance at 12/31/07	$6,129

          Included in the balance of unrecognized tax benefits at December 31, 2007 are potential benefits of $1,865 that, if recognized, would affect the effective tax rate from continuing operations.

          We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Included in the liability of $6,129 for unrecognized tax benefits as of December 31, 2007 was a benefit of approximately $368 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.

          We do not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

          We are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2004 and with limited exceptions, state and foreign income tax examinations for taxable years before 2003. The Internal Revenue Service has just begun an examination of our income tax return for the 2005 tax year. It is possible that the examination phase of the audit may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken may change from those recorded as liabilities for uncertain tax positions in our financial statements at December 31, 2007. Although the outcome of this matter cannot currently be determined, we believe adequate provision has been made for any potential unfavorable financial statement impact.

14. Stock-Based Compensation

          We have seven plans under which we have awarded share-based compensation grants. The 1992 Stock Incentive Plan (“1992 Plan”), 1995 Stock Incentive Plan (“1995 Plan”), 1998 Management Incentive Plan (“1998 Plan”) and 1999 Amended and Restated Stock Incentive Plan (“1999 Plan”) provided for stock-based compensation grants to our executives and key employees. The 1993 Restricted Stock Plan for Non-Employee Directors (“1993 Plan”) provided for restricted shares to our non-employee Directors. The 1997 Non-Employee Directors Option Plan (“1997 Plan”) provided for stock option grants to our non-employee Directors. In 2007, our shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”), which was adopted as a continuing step toward aggregating our then existing equity compensation programs into one plan to reduce the complexity of our equity compensation programs.

          The 1992 Plan expired in 1999 and consequently, no new awards have been granted under this Plan since 1999, although awards previously granted under it remain outstanding and continue to be governed by its terms.

          The 1995 and 1998 Plans were terminated in 2006 and all remaining shares were transferred to the Amended and Restated 1999 Stock Incentive Plan as approved by the shareholders in 2006. Awards granted under the 1995 and 1998 Plans prior to 2006 that remain outstanding, continue to be governed by the respective plan under which the grant was made. Upon approval of the Amended and Restated Stock Incentive Plan in 2006, we ceased making grants of future awards under the 1995 and 1998 Plans and subsequent grants of future awards were made from the 1999 Plan and governed by its terms.

          The 2007 Plan terminated our rights to grant awards under the 1999 Plan except that the 1999 Plan will remain available for grants of reload options upon exercise of previously granted options with one-time reload features. Awards previously granted under the 1999 Plan remain outstanding and continue to be governed by the terms of that plan. A total of 1,500,000 shares were authorized for future awards under the 2007 Plan.

          On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006. Compensation costs for unvested stock options and awards that were outstanding as of the adoption date are being recognized, beginning January 1, 2006, over the requisite service period based on the grant date fair value of those options and awards as previously calculated under the pro-forma disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

          A maximum of 6,200,000 shares have been available under these plans. As of December 31, 2007, there were 158,230 shares reserved for issuance under the 1993 Plan, the 1997 Plan and the 1999 Plan for outstanding compensation awards and 1,463,673 shares were available for issuance under the 2007 Plan for current and future equity awards. The Compensation Committee of the Board of Directors determines the grant date and number of shares awarded under all plans.

Stock Option and Stock Appreciation Right Awards

          We determined the fair value of our stock option awards using the Black-Scholes option pricing model.

          The following assumptions were used for the 2007, 2006 and 2005 grants:

	2007	2006	2005

Expected dividend yield	1.3 - 1.8%	1.8 - 2.1%	2.2 - 2.3%
Expected volatility	26 - 35%	22 - 75%	24 - 30%
Risk-free interest rate	3.7 - 5.1%	4.6 - 5.1%	3.9 - 4.5%
Expected life, in years	1 - 9	2 - 9	6 - 7
Weighted-average
expected volatility	30%	43%	25%
Weighted-average fair value	$10.26	$10.01	$5.78

          The expected life selected for stock options granted during the year represents the period of time that the stock options are expected to be outstanding based on historical data of stock option holder exercise and termination behavior of similar grants. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock over a period equal to the expected life of each stock option grant. Dividend yield is estimated over the expected life based on our dividend policy and historical dividends paid. We use historical data to estimate pre-vesting forfeiture rates and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

          The total grant date fair value of stock options vested during the years ended December 31, 2007, 2006 and 2005 was $876, $1,418 and $3,133, respectively.

          The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2007, was four years. The aggregate intrinsic value of options outstanding and exercisable was $26,779 and $25,415, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $8,370, $3,629 and $4,043, respectively.

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

          Beginning in 2005, new stock option awards granted vest one-third each year over a three-year period and have a ten-year contractual term. These grants do not contain a reload feature. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Compensation expense is fully recognized for reload stock options as of the reload date.

          In addition to stock options, we also occasionally grant cash-settled stock appreciation rights (“SARs”) to employees in certain foreign locations. Total outstanding SARs were 11,400 as of December 31, 2007. No new SARs were granted during 2007 or 2006.

          Compensation expense related to stock options and SARs was $778 and $1,054, for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was unrecognized compensation cost for unvested options and rights of $525 which is expected to be recognized during 2008, 2009 and 2010.

          The following table summarizes the activity during the year ended December 31, 2007, for stock option and SARs awards:

	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	1,543,000	$19.54
Granted	29,000	32.30
Exercised	(465,300)	19.63
Forfeited	(1,000)	20.82
Expired	(23,200)	18.13

Outstanding at end of year	1,082,500	$19.87

Exercisable at end of year	1,007,200	$19.37

Restricted Share Awards

          The following table summarizes the activity during the year ended December 31, 2007, for unvested restricted share awards:

	Unvested Shares	Weighted- Average Grant Date Fair Value

Unvested at beginning of year	83,100	$25.56
Granted	32,800	33.15
Vested	(17,600)	24.92
Forfeited	(7,200)	26.38

Unvested at end of year	91,100	$28.35

          Restricted share awards typically have a two or three year vesting period from the effective date of the grant. Restricted share awards to non-employee directors vest upon a change of control or upon termination of service as a director occurring at least six months after grant date of award so long as termination is for one of the following reasons: death; disability; retirement in accordance with company policy (i.e., age 68 etc.); resignation at request of Board (other than for gross misconduct); resignation following at least one year advance notice; failure to be re-nominated (unless due to unwillingness to serve) or re-elected by shareholders; or removal by shareholders. The total fair value of shares vested during the year ended December 31, 2007, 2006 and 2005 was $438, $256 and $955, respectively. Compensation expense related to restricted stock was $1,105 and $772 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $877 of total unrecognized compensation cost related to unvested shares which is expected to be recognized during 2008, 2009 and 2010.

Performance Share Awards

          We grant performance share awards to key employees as a part of our management compensation program. These awards are earned based upon achievement of certain financial performance targets. We determine the fair value of these awards as of the date of grant and recognize the expense over a three year performance period. The compensation expense for these awards was $807 and $1,361 for the years ended December 31, 2007 and 2006, respectively.

          During November 2005, we also granted a performance share award, which vests and is earned upon achieving certain total shareholder return targets over a five-year performance period. The maximum number of shares of common stock issuable upon payout of the award is 40,000. Compensation cost is based on the fair value of this award as of the date of grant and recognized over the derived requisite service period of three years. Compensation expense related to this award was $142 for the years ended December 31, 2007 and 2006. As of December 31, 2007, there was $130 of total unrecognized compensation cost related to this award, which is expected to be recognized during 2008.

Share-Based Liabilities

          As of December 31, 2007, we had $1,386 in total share-based liabilities recorded on our balance sheet. During the year ended December 31, 2007 we paid out $655 related to 2006 share-based liability awards. $1,739 related to 2005 share-based liability awards was paid during the year ended December 31, 2006.

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

          The following table summarizes ESOP activity during the years ended December 31:

	2007	2006	2005

Cash contributions	$1,530	$1,513	$1,498
Net benefit provided by ESOP	2,568	1,205	387
Interest earned
and received on loan	520	663	792
Dividends	486	523	559

          The benefit provided through the ESOP is net of expenses and is recorded in other income. At December 31, 2007, the ESOP indebtedness to us, which bears an interest rate of 10.05% and is due December 31, 2009, was $3,611.

          The ESOP shares as of December 31, were as follows:

	2007	2006	2005

Allocated shares	1,738,210	1,638,248	1,538,286
Unreleased shares	199,922	299,884	399,846

Total ESOP shares	1,938,132	1,938,132	1,938,132

16. Earnings Per Share Computations

          The computations of basic and diluted earnings per share for the years ended December 31, were as follows:

	2007	2006	2005

Numerator:
Net Earnings	$39,867	$29,809	$22,936

Denominator:
Basic - weighted average
outstanding shares	18,641,000	18,561,000	18,024,000
Effect of dilutive securities:
Employee stock options	505,000	428,000	186,000
Diluted - weighted average
outstanding shares	19,146,000	18,989,000	18,210,000

Basic earnings per share	$2.14	$1.61	$1.27

Diluted earnings per share	$2.08	$1.57	$1.26

          Options to purchase 20,700, 107,000 and 892,000 shares of common stock were outstanding during 2007, 2006, and 2005, respectively, but were not included in the computation of diluted earnings per share as the effect would have been antidilutive.

17. Segment Reporting

          SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments. In accordance with the objective and basic principles of the standard we aggregate our operating segments into one reportable segment.

          The following sets forth net sales and long-lived assets by geographic area:

	2007	2006	2005

Net sales:
North America	$417,757	$391,309	$370,142
Europe	172,708	147,657	126,913
Other International	73,753	60,015	55,853

Total	$664,218	$598,981	$552,908

	2007	2006

Long-lived assets:
North America	$93,222	$85,829
Europe	37,395	29,529
Other International	4,062	1,914

Total	$134,679	$117,272

          Accounting policies of the operations in the various geographic areas are the same as those described in Note 1. Net sales are attributed to each geographic area based on the country to which the product is shipped and are net of intercompany sales. North America sales include sales in the United States and Canada. Sales in Canada comprise less than 10% of consolidated sales and are interrelated with our U.S. operations. No single customer represents more than 10% of our consolidated sales. Long-lived assets consist of property and equipment, goodwill, intangible assets and certain other assets.

          The following table presents revenues for groups of similar products and services:

	2007	2006	2005

Net sales:
Equipment	$393,270	$358,344	$332,421
Parts and consumables	161,334	145,218	133,108
Service and other	84,429	74,235	67,482
Specialty surface coatings	25,185	21,184	19,897

Total	$664,218	$598,981	$552,908

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

18. Consolidated Quarterly Data

	Net Sales			Gross Profit
Quarter	2007	2006		2007	2006

First	$155,078	$135,462		$63,758	$56,800
Second	165,203	150,965		70,853	65,798
Third	161,329	145,690		66,864	60,617
Fourth	182,608	166,863		77,509	68,364

Year	$664,218	$598,981	(1)	$278,984	$251,579

	Net Earnings		Basic Earnings per Share			Diluted Earnings per Share
Quarter	2007	2006	2007	2006		2007		2006

First	$5,851	$4,437	$0.31	$0.24		$0.31		$0.24
Second	10,454	9,153	0.56	0.49		0.55		0.48
Third	10,967	7,922	0.59	0.43		0.57		0.42
Fourth	12,595	8,297	0.68	0.44		0.66		0.43

Year	$39,867	$29,809	$2.14	$1.61	(1)	$2.08	(1)	$1.57

          (1) The summation of quarterly data does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

          Regular quarterly dividends aggregated $0.48 per share in 2007, or $0.12 per share each quarter and $0.46 per share in 2006, or $0.11 per share for the first and second quarters and $0.12 per share for the third and fourth quarters.

19. Subsequent Events

          On February 15, 2008, we announced that we entered into a purchase agreement to acquire Applied Sweepers for approximately $68,000. Applied Sweepers, a privately-held company based in Falkirk, Scotland, had 2007 revenues of approximately $40,000.

          On February 21, 2008, we amended our Credit Agreement to increase the sublimit on foreign currency borrowings from $75,000 to the aggregate amount of the commitment and to increase the sublimit on borrowings by the foreign subsidiaries from $50,000 to $100,000.

          On February 22, 2008, we announced that we entered into a purchase agreement with Sociedade Alfa Ltda., based in Sao Paulo, Brazil. Sociedade Alfa Ltda. reported approximately $9,000 in sales revenues for 2007. This acquisition is expected to close in March or April 2008.

          On February 29, 2008, we announced that we completed the acquisition of Applied Sweepers.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

ITEM 9A – Controls and Procedures

Disclosure Controls and Procedures

          Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2007 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

          The report of management required under this item is contained in Item 8 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

          The attestation report required under this item is contained in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

          There were no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – Other Information

          None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

          The sections entitled “Board of Directors Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement are incorporated herein by reference.

          The list below identifies those persons designated as executive officers of the Company, including their age, position with the Company and positions held by them during the past five or more years.

H. Chris Killingstad, President and Chief Executive Officer

          H. Chris Killingstad (52) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2000, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2000 he served as Sr. Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Haagen-Dazs Asia Pacific.

Steven M. Coopersmith, Vice President, Global Marketing

          Steven M. Coopersmith (44) joined Tennant in April 2003. From 2000 to 2003, he was the President of Dairy Marketing Alliance LLC, a joint venture between Land O’Lakes, Inc. and Dean Foods Company. Previously, he was Vice President of Product Development with United Healthcare. Before that, he was the Business Team Leader for Pillsbury’s line of refrigerated sweet baked goods. Earlier in his career, he managed new products for Reckitt & Coleman Inc.’s household product group. He began his marketing career at Unilever’s Lever Brothers Company, where he held a variety of positions culminating in Senior Manager of their All detergent franchise.

Thomas J. Dybsky, Vice President, Administration

          Thomas J. Dybsky (58) joined the Company in September 1998 as Vice President of Human Resources and was named Vice President of Administration in 2004. From June 1995 to September 1998, he was Vice President/Senior Consultant for MDA Consulting.

Andrew J. Eckert, Vice President, North America Sales

          Andrew J. Eckert (44) joined Tennant in 2002 as General Manager, North America. He was promoted to Vice President, North America Sales in 2005. From 2000 to 2002, he was the Senior Vice President of Operations at Storecast Merchandising Company, a national retail merchandising service contractor for the grocery industry. Prior to that, he was Director of Strategic Planning at General Mills and led the automation and cost-reduction efforts for U.S. trade promotional spending. He began his sales career in 1985 at General Mills in Houston, TX, and held a variety of increasing responsibilities including Customer Sales Manager for Fleming Companies and American Stores.

Michael W. Schaefer, Vice President, Chief Technical Officer

          Michael W. Schaefer (47) joined the Company in 2008 as Vice President, Chief Technical Officer. From 2000 to 2008, he was Vice President of Dispensing Systems, Lean Six Sigma and Quality at Ecolab, Inc., a provider of cleaning and sanitizing products and services, where he led R&D efforts for their equipment business, continuous improvement and standardization of R&D processes. Prior to that, he held various management positions at Alticor Corporation and Kraft General Foods.

Heidi M. Hoard, Vice President, General Counsel and Secretary

          Heidi M. Hoard (57) joined Tennant in 2003 as Assistant General Counsel and Assistant Secretary and was named General Counsel in 2005. She was a partner with General Counsel Ltd. during 2003. From 1995 to 2001, she was Vice President, General Counsel and Secretary at Musicland Group, Inc. From 1993 to 1995, she was Senior Legal Counsel at Medtronic, Inc. Prior to that, she was a partner at Faegre & Benson L.L.P., a Minneapolis law firm.

Karel Huijser, Vice President, International

          Karel Huijser (46) joined the Company in 2006 as Vice President, International. Prior to joining Tennant, he was President and CEO of Asia Pacific for GE Infrastructure Shanghai, China, from 2005 to November 2006. From 2003 to 2005, he was General Manager of Asia Pacific, GE Water and Process Technologies (Asia). From 2001 to 2003, he was Global Marketing Director for GE Plastics Division based in The Netherlands. His career at GE began in 1992, following six years at Daf Trucks in The Netherlands.

Thomas Paulson, Vice President and Chief Financial Officer

          Thomas Paulson (51) joined Tennant in March 2006. Prior to joining Tennant, Paulson was Chief Financial Officer and Senior Vice President of Innovex from 2001 to 2006. Prior to joining Innovex, a manufacturer of electronic interconnect solutions, Paulson worked for The Pillsbury Company for over 19 years. Paulson became a Vice President at Pillsbury in 1995 and was the Vice President of Finance for the $4 billion North American Foods Division for over two years before joining Innovex.

Don B. Westman, Vice President, Global Operations

          Don B. Westman (54) joined the Company in November 2006 as Vice President, Global Operations. Prior to joining Tennant, he was Vice President of Operations – Pump Division for Pentair, Inc., a provider of products and services for the movement, treatment and storage of water, from 2005 to November 2006. From 2003 to 2005, he was Vice President of Operations – Pentair Water. From 1997 to 2003, Westman was Vice President of Operations for Hoffmans Enclosures, where he began in 1982 as a manufacturing engineering manager.

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

Section 302 Certifications

          We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2 to this report. We filed with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12(a) on May 29, 2007.

Corporate Governance

ITEM 11 – Executive Compensation

          The sections entitled “Executive Compensation Information” and “Director Compensation” in our 2008 Proxy Statement are incorporated herein by reference.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

          The sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2008 Proxy Statement are incorporated herein by reference.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

          The sections entitled “Committee Member Appointment and Director Independence” and “Related Person Transaction Approval Policy” in our 2008 Proxy Statement are incorporated herein by reference.

ITEM 14 – Principal Accounting Fees and Services

          The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in our 2008 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits, Financial Statement Schedules

A.	The following documents are filed as a part of this report:

	1.	Financial Statements

Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 on pages 18 to 21 of this Annual Report on Form 10-K.

	2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(Dollars in thousands)

Allowance for doubtful accounts and returns	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts	Deductions from reserves (1)	Balance at end of year

Year ended December 31, 2007	$3,347	$1,690	$—	$1,773	$3,264
Year ended December 31, 2006	$4,756	$532	$—	$1,941	$3,347
Year ended December 31, 2005	$5,143	$1,021	$—	$1,408	$4,756

(1) Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves, as well as the effect of foreign currency on these reserves.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Tennant Company:

          Under date of February 29, 2008, we reported on the consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2007, which are included in Item 15.A.1. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as included in Item 15.A.2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

          In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as of January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.

/s/ KPMG LLP
Minneapolis, Minnesota
February 29, 2008

3.	Exhibits

Item #	Description	Method of Filing

3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form10-Q for the quarterly period ended June 30, 2006.

3.1	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2006.

3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

4.1	Rights Agreement, dated as of November 10, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by reference to Exhibit 1 to Form 8-A dated November 14, 2006.

10.1	Tennant Company Amended and Restated 1992 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-59054, Form S-8 dated March 2, 1993.

10.2	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.

10.3	Tennant Company Restricted Stock Plan for Nonemployee Directors (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2005.

10.4	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2005*	Filed herewith electronically.

10.5	Form of Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2005.

10i.5	Schedule of parties to Management and Executive Employment Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007.

10.6	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004.

10.7	Tennant Company 1998 Management Incentive Plan, as amended*	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement No. 333-84372, Form S-8 dated March 15, 2002.

10.8	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.

10.9	Long-Term Incentive Plan 2006*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2006.

10.10	Long-Term Incentive Plan 2007*	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2006.

10.11	Short-Term Incentive Plan 2007*	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2006.

10.12	Deferred Stock Unit Agreement (awards prior to 2008)*	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2006.

10.13	Performance share award agreement for H. Chris Killingstad*	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2005.

10.14	Services Agreement and Management Agreement between the Company and Karel Huijser*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2006.

10.15	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.

Item #	Description	Method of Filing

10.16	Credit Agreement dated as of June 19, 2007.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 19, 2007.

10.17	Deferred Stock Unit Agreement (awards in and after 2008)*	Filed herewith electronically.

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

Filed herewith electronically.

23.1	Independent Auditor’s Consent	Filed herewith electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.

32	Section 1350 Certifications	Filed herewith electronically.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY

By	/s/ H. Chris Killingstad

H. Chris Killingstad
President, CEO and
Board of Directors
Date	March 5, 2008

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ H. Chris Killingstad	By	/s/ David Mathieson

	H. Chris Killingstad		David Mathieson
	President, CEO and		Board of Directors *
Board of Directors *

Date	March 5, 2008	Date	March 5, 2008

By	/s/ Thomas Paulson	By	/s/ Edwin L. Russell

	Thomas Paulson		Edwin L. Russell
	Chief Financial Officer		Board of Directors *
(Principal Financial and Accounting Officer)

Date	March 5, 2008	Date	March 5, 2008

By	/s/ Jeffrey A. Balagna	By	/s/ Stephen G. Shank

	Jeffrey A. Balagna		Stephen G. Shank
	Board of Directors *		Board of Directors *

Date	March 5, 2008	Date	March 5, 2008

By	/s/ James T. Hale	By	/s/ Steven A. Sonnenberg

	James T. Hale		Steven A. Sonnenberg
	Board of Directors *		Board of Directors *

Date	March 5, 2008	Date	March 5, 2008

* The Directors signing this report represent a majority of the Board of Directors.