Form 10-Q
period 2008-03-31
TENNANT CO
filed 2008-05-05
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes	✓	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	✓
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	✓

As of April 30, 2008, 18,502,759 shares of Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended
	March 31
	2008	2007
Net sales	$168,600	$155,078
Cost of sales	98,960	91,320
Gross profit	69,640	63,758
Operating expense:
Research and development expense	6,038	5,745
Selling and administrative expense	55,079	48,866
Total operating expense	61,117	54,611
Profit from operations	8,523	9,147
Other income (expense):
Interest income	313	537
Interest expense	(488)	(251)
Foreign currency transaction gain (loss)	(759)	(12)
ESOP income	702	392
Other income (expense), net	5	(671)
Total other income (expense), net	(227)	(5)

Profit before income taxes	8,296	9,142
Income tax expense	3,061	3,291
Net earnings	$5,235	$5,851

Earnings per share:
Basic earnings	$0.28	$0.31
Diluted earnings	$0.28	$0.31

Weighted average common shares outstanding:
Basic	18,441,002	18,715,697
Diluted	18,844,504	19,180,540

Cash dividend declared per common share	$0.13	$0.12

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$25,291	$33,092
Receivables, less allowances of $3,267 and $3,264, respectively	132,688	127,491
Inventories	77,335	64,027
Prepaid expenses	6,863	7,549
Deferred income taxes, current portion	7,753	8,076
Other current assets	-	489
Total current assets	249,930	240,724
Property, plant and equipment	276,869	263,643
Accumulated depreciation	(172,403)	(167,092)
Property, plant and equipment, net	104,466	96,551
Deferred income taxes, long-term portion	2,897	2,670
Goodwill	85,100	29,053
Intangible assets, net	24,212	5,500
Other assets	7,738	7,572
Total assets	$474,343	$382,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt	$7,361	$2,127
Accounts payable	36,720	31,146
Employee compensation and benefits	20,058	29,699
Income taxes payable	2,997	2,391
Other current liabilities	30,922	31,310
Total current liabilities	98,058	96,673
Long-term liabilities:
Long-term debt	89,952	2,470
Employee-related benefits	24,274	23,615
Deferred income taxes, long-term portion	787	752
Other liabilities	6,565	6,129
Total long-term liabilities	121,578	32,966
Total liabilities	219,636	129,639
Shareholders' equity:
Common stock	6,948	6,937
Additional paid-in capital	7,628	8,265
Retained earnings	234,313	233,527
Accumulated other comprehensive income (loss)	7,827	5,507
Receivable from ESOP	(2,009)	(1,805)
Total shareholders’ equity	254,707	252,431
Total liabilities and shareholders’ equity	$474,343	$382,070

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31
	2008	2007
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
Net earnings	$5,235	$5,851
Adjustments to net earnings to arrive at operating cash flows:
Depreciation	4,307	3,976
Amortization	458	225
Deferred tax expense	420	1,270
Stock-based compensation expense	555	810
ESOP income	(204)	(165)
Tax benefit on ESOP	9	13
Provision for bad debts and returns	233	552
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(696)	(806)
Inventories	(5,966)	53
Accounts payable	(6,096)	(6,590)
Employee compensation and benefits and other accrued expenses	(9,938)	(16,535)
Income taxes payable	400	694
Other current/noncurrent assets and liabilities	4,553	961
Other, net	843	721
Net cash flows related to operating activities	(5,887)	(8,970)
CASH FLOWS RELATED TO INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,408)	(7,852)
Acquisition of businesses, net of cash acquired	(81,365)	(2,666)
Sales of short-term investments	-	14,250
Net cash flows related to investing activities	(88,773)	3,732
CASH FLOWS RELATED TO FINANCING ACTIVITIES:
Payments on capital leases	(786)	(587)
Change in short-term debt, net	4,795	-
Issuance of long-term debt	87,500	-
Purchases of common stock	(3,593)	(2,812)
Proceeds from issuance of common stock	808	3,025
Tax benefit on stock plans	232	718
Dividends paid	(2,409)	(2,256)
Net cash flows related to financing activities	86,547	(1,912)

Effect of exchange rate changes on cash and cash equivalents	312	252
Net decrease in cash and cash equivalents	(7,801)	(6,898)
Cash and cash equivalents at beginning of year	33,092	31,021
Cash and cash equivalents at end of period	$25,291	$24,123
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$758	$455
Interest	$378	$145
Supplemental non-cash investing and financing activities:
Capital expenditures funded through capital leases	$571	$501
Collateralized borrowings incurred for operating lease equipment	$782	$254

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

(1)	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) requirements for interim reporting, which allows certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America to be condensed or omitted. In our opinion, the Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of our financial position and results of our operations. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(2)	Newly Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure about fair value measurements. We adopted SFAS No. 157 as of January 1, 2008. The adoption did not have an impact on our financial position or results of operations.

In November 2006, the FASB released EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF Issue No. 06-11”). EITF Issue No. 06-11 defines how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”).  We adopted EITF Issue No. 06-11 as of January 1, 2008 as further discussed in Note 10. The adoption did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings without having to apply complex hedge accounting.  We adopted SFAS No. 159 as of January 1, 2008. The adoption did not have an impact on our financial position or results of operations.

(3)	Management Actions

During the third quarter of 2007, management approved a restructuring action in an effort to better match skill sets and talent in evolving functional areas that are critical to successful execution of our strategic priorities. The restructuring action resulted in the recognition of pretax charges of $2,194 during 2007.

A reconciliation of the beginning and ending liability balances is as follows:
Severance, Early Retirement and Related Costs
2007 restructuring action	$2,194
Cash payments	(836)
Foreign currency adjustments	31
Balance as of December 31, 2007	1,389
Cash payments	(580)
Foreign currency adjustments	43
Balance as of March 31, 2008	$852

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

(4)	Acquisition of Businesses

On February 29, 2008, we acquired Applied Sweepers, Ltd. (“Applied Sweepers”) a privately-held company based in Falkirk, Scotland, for a purchase price of $75,199 in cash, subject to certain post-closing adjustments. Applied Sweepers is recognized as the leading manufacturer of Green Machines® sub-compact outdoor sweeping machines in the United Kingdom (“U.K.”) and also has locations in the United States, France and Germany. Applied Sweepers is the leading supplier of smaller sweepers used for city cleaning to municipalities across the U.K. and sells through a broad distribution network around the world.

On March 28, 2008, we acquired Sociedade Alfa Ltda (“Sociedade Alfa”) for a purchase price of $12,269 in cash, subject to certain post-closing adjustments. Sociedade Alfa manufactures the Alfa brand of commercial cleaning machines, is based in Sao Paulo, Brazil, and is recognized as the market leader in the Brazilian cleaning equipment industry.

The results of Applied Sweepers’ and Sociedade Alfa’s operations have been included in the Condensed Consolidated Financial Statements since their respective dates of acquisition. The purchase price allocations are preliminary and will be adjusted based upon the final determination of fair value of assets acquired and liabilities assumed. The components of the purchase price have been allocated as follows:

Net tangible assets acquired	$8,265
Identified intangible assets	18,548
Goodwill	54,552
Total purchase price, net of cash acquired	$81,365

The following pro forma consolidated condensed financial results of operations for the quarter ended March 31, 2008 and 2007 are presented as if the acquisitions had been completed at the beginning of each period presented:

	Three Months Ended March 31
	2008	2007
Pro forma net sales	$177,771	$166,808
Pro forma net earnings	5,610	7,066

Pro forma earnings per share:
Basic	$0.30	$0.38
Diluted	$0.30	$0.37

Weighted average common shares outstanding:
Basic	18,441,002	18,715,697
Diluted	18,844,504	19,180,540

These pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. The adjustments do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1 of each year presented, or of future results of the consolidated entities.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

(5)	Inventories

Inventories are valued at the lower of cost or market. Inventories at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007
Inventories carried at LIFO:
Finished goods	$48,281	$41,921
Raw materials, production parts and work-in-process	18,786	18,045
LIFO reserve	(27,738)	(27,858)
Total LIFO inventories	39,329	32,108

Inventories carried at FIFO:
Finished goods	26,431	22,369
Raw materials, production parts and work-in-process	11,575	9,550
Total FIFO inventories	38,006	31,919
Total inventories	$77,335	$64,027

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

(6)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

Three Months
Ended March 31, 2008
Balance at December 31, 2007	$29,053
Additions	55,322
Foreign currency fluctuations	725
Balance at March 31, 2008	$85,100

The balances of acquired intangible assets, excluding goodwill, are as follows:

	Customer
	List and	Trade
	Order Book	Name	Technology	Total
Balance as of December 31, 2007:
Original cost	$3,961	$295	$1,900	$6,156
Accumulated amortization	(593)	(295)	(452)	(1,340)
Foreign currency fluctuations	510	-	174	684
Carrying value	$3,878	$-	$1,622	$5,500
Weighted-average original life (in years)	14	4	10

Balance as of March 31, 2008:
Original cost	$22,509	$295	$1,900	$24,704
Accumulated amortization	(819)	(295)	(537)	(1,651)
Foreign currency fluctuations	856	-	303	1,159
Carrying value	$22,546	$-	$1,666	$24,212
Weighted-average original life (in years)	12	4	10

Amortization expense on intangible assets for the three months ended March 31, 2008 and 2007 was $311 and $250, respectively.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

The additions to goodwill and other intangible assets during the three months ended March 31, 2008 were based on the preliminary purchase price allocations of Applied Sweepers and Sociedade Alfa, as described in Note 4, plus adjustments to goodwill related to the Floorep acquisition in February 2007. The Applied Sweepers intangible asset consisted of a customer list and is amortized over a useful life of 12 years.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years is as follows:

Remaining 2008	$1,641
2009	2,124
2010	2,123
2011	2,121
2012	2,102
Thereafter	14,101
Total	$24,212

(7)	Short- and Long-Term Debt

Debt and average interest rate on debt outstanding are summarized as follows:

	Weighted
	Average	March 31,	December 31,
	Interest Rate	2008	2007
Short-term debt	5.25%	$5,000	$205
Long-term debt	3.29%	87,500	-
Collateralized borrowings	2.94%	780	696
Capital lease obligations	8.00%	4,033	3,696
Total outstanding debt		97,313	4,597
Less: current portion		7,361	2,127
Total		$89,952	$2,470

During the first quarter of 2008 we borrowed $87,500 on our Credit Agreement with our bank group led by JPMorgan in connection with our acquisitions of Applied Sweepers and Sociedade Alfa as further discussed in Note 4.  We also borrowed $5,000 for general corporate purposes. The interest rate on these borrowings will adjust six months from the borrowing dates. We have classified the $87,500 as long-term debt as we have the intent and ability to extend or refinance such obligations on a long-term basis. We have classified the $5,000 as short-term debt as we have the intent and ability to repay this amount within the next year. The Credit Agreement contains customary representations, warranties and covenants. We were in compliance with all such covenants as of March 31, 2008.

On March 15, 2008, the balance of $205 on our revolving Credit Facility with Bank of America was paid in full.

(8)	Retirement Benefit Plans

As of March 31, 2008, we had four defined benefit pension plans and a postretirement medical plan, which are described in Note 10 of the 2007 Annual Report on Form 10-K. We have contributed $101 and $180 during the first quarter of 2008 to our pension plans and to our postretirement medical plan, respectively.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

The components of the net periodic benefit cost for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31
	2008	2007
Pension Benefits:
Service cost	$222	$247
Interest cost	643	590
Expected return on plan assets	(808)	(756)
Recognized actuarial (gain) loss	(57)	16
Amortization of transition obligation	(6)	(6)
Amortization of prior service cost	139	142
Net periodic benefit cost	$133	$233

Postretirement Medical Benefits:
Service cost	$31	$46
Interest cost	193	212
Recognized actuarial (gain) loss	-	54
Amortization of prior service cost	(145)	(142)
Net periodic benefit cost	$79	$170

(9)	Guarantees

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines generally range from one to four years. The changes in warranty reserve balances for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31
	2008	2007
Beginning balance	$6,950	$6,868
Additions charged to expense	2,143	1,939
Foreign currency fluctuations	164	23
Claims paid	(2,154)	(1,928)
Ending balance	$7,103	$6,902

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $11,405, of which we have guaranteed $8,905. As of March 31, 2008, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $748 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

(10)	Income Taxes

Effective January 1, 2008, we adopted the provisions of EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 defines how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123(R).

We are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2004 and with limited exceptions, state and foreign income tax examinations for taxable years before 2003.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Included in the liability of $6,565 for unrecognized tax benefits as of March 31, 2008 was approximately $429 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the income tax expense.

We do not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

We are currently evaluating any potential purchase accounting impact from our two acquisitions that closed in the first quarter of 2008.

(11)	Stock-Based Compensation

The following table presents the components of stock-based compensation expense for the three months ended March 31:

	Three Months Ended March 31
	2008	2007
Stock options and stock appreciation rights	$69	$232
Restricted share awards	226	227
Performance share awards	240	351
Share-based liabilities	20	-
Total stock-based compensation expense	$555	$810

During the first quarter of 2008 we granted 22,500 restricted shares.  The grant date fair value of each share awarded was $36.02.  Restricted share awards typically have a two or three year vesting period from the effective date of grant. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $771 and $505, respectively.

(12)	Earnings Per Share Computations

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31
	2008	2007
Numerator:
Net earnings	$5,235	$5,851
Denominator:
Basic - weighted average outstanding shares	18,441,002	18,715,697
Effect of dilutive securities:
Employee stock options	403,502	464,843
Diluted - weighted average outstanding shares	18,844,504	19,180,540
Basic earnings per share	$0.28	$0.31
Diluted earnings per share	$0.28	$0.31

Options to purchase 18,437 and 5,208 shares of common stock were outstanding for the period ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share as the effect would have been antidilutive.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

(13)	Comprehensive Income (Loss)

We report accumulated other comprehensive income (loss) as a separate item in the Shareholders’ equity section of the Balance Sheet. Comprehensive income (loss) is comprised of the net earnings and other comprehensive income (loss). For the three months ended March 31, 2008 and 2007 other comprehensive income (loss) consisted of foreign currency translation adjustments and amortization of pension items as required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The reconciliations of net earnings to comprehensive income (loss) are as follows:

	Three Months Ended March 31
	2008	2007
Net earnings	$5,235	$5,851
Foreign currency translation adjustments	2,388	524
Amortization of SFAS No. 158 pension items	(68)	23
Comprehensive income (loss)	$7,555	$6,398

(14)	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments. In accordance with the objective and basic principles of the standard we aggregate our operating segments into one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. Our products are sold in North America; Europe, Middle East and Africa; and Other International markets including Asia Pacific and Latin America. The following table sets forth net sales by geographic area (net of intercompany sales):

	Three Months Ended March 31
	2008	2007
North America	$98,243	$96,577
Europe, Middle East, Africa	52,721	43,816
Other International	17,636	14,685
Total	$168,600	$155,078

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer world. We provide equipment, service, parts and consumables and specialty surface coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are located in North America, Europe, the Middle East, Africa, Asia, and Latin America. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Net earnings for the first quarter of 2008 were $5.2 million, or $0.28 per diluted share, down 10.5% compared to the same period in 2007.  The first quarter results for 2008 included a $0.05 per diluted share dilutive impact related to our recent acquisitions. Net earnings in the first three months of 2008 were favorably impacted by growth in net sales of 8.7% and a 20 basis point improvement in gross margin.  Offsetting these improvements were increases in selling and administrative expenses, a decline in interest income and an increase in interest expense.

The dilutive impact of the February 29, 2008 acquisition of Applied Sweepers totaled approximately $0.02 per diluted share in the quarter, due to purchase accounting adjustments including the flow-through of a portion of the step-up of inventory to fair market value as well as interest expense on the Credit Facility used to fund the transaction.

The dilutive impact of the March 28, 2008 acquisition of Sociedade Alfa was approximately $0.03 per diluted share in the first quarter due to the movement in the foreign currency exchange rates related to a deal contingent non-speculative forward contract that we entered into which fixed the cash outlay in U.S. dollars for this acquisition.

Outlook

Tennant expects full year 2008 earnings per diluted share to be in the range of $2.25 to $2.40.  This guidance range includes the two acquisitions completed in the first quarter of 2008, as they are expected to be neutral to modestly dilutive for the full year 2008.

We continue to carefully monitor the uncertain U.S. economy, and while we saw inconclusive trends in our business at the end of our first quarter of 2008, we implemented our contingency plans and have already taken actions to reduce spending levels beginning in the second quarter of 2008.  Our outlook assumes a modest U.S. economic recovery in the second half of this year.  This is consistent with current economic forecasts of positive gross domestic product growth in the third and fourth quarters, due to economic stimulus actions and a diminished drag from residential investment and business inventories.

Historical Results

The following compares the historical results of operations for the three month periods ended March 31, 2008 and 2007 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended March 31
	2008	%	2007	%
Net sales	$168,600	100.0	$155,078	100.0
Cost of sales	98,960	58.7	91,320	58.9
Gross profit	69,640	41.3	63,758	41.1

Research and development expense	6,038	3.6	5,745	3.7
Selling and administrative expense	55,079	32.7	48,866	31.5

Profit from operations	8,523	5.1	9,147	5.9
Other income (expense), net	(227)	(0.1)	(5)	-

Profit before income taxes	8,296	4.9	9,142	5.9
Income tax expense	3,061	1.8	3,291	2.1
Net earnings	$5,235	3.1	$5,851	3.8
Earnings per diluted share	$0.28		$0.31

Net Sales

Consolidated net sales of $168.6 million for the first three months of 2008 increased 8.7% compared to the first three months of 2007. The components of the change in consolidated net sales in the first quarter of 2008 as compared to the first quarter of 2007 were:

% Change
from 2007
Organic Growth:
Price	3%
Volume	-1%
2%
Acquisitions	2%
Foreign Currency	5%
Total	9%

The 8.7% increase in consolidated net sales in the first quarter of 2008 from 2007 was primarily driven by:

•
organic growth of 2%, which includes the net impact of pricing actions worldwide taken to mitigate the impact of inflationary cost increases partially offset by a slight decline in base business volume;

•	an increase of 2% in sales due to our February 29, 2008 acquisition of Applied Sweepers and our February 1, 2007 acquisition of Floorep; and
•	a favorable direct foreign currency exchange impact of 5%.

The following table sets forth the net sales by geographic area for the three month periods ended March 31, 2008 and 2007 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended March 31
	2008	2007	%
North America	$98,243	$96,577	1.7
Europe, Middle East and Africa	52,721	43,816	20.3
Other International	17,636	14,685	20.1
Total	$168,600	$155,078	8.7

North America

North American net sales of $98.2 million for the first quarter of 2008 increased 1.7% from the first quarter of 2007. The favorable direct impact of foreign currency increased net sales within North America by approximately 1% during the first quarter of 2008.  Price increases taken to mitigate the impact of inflationary cost increases within all product lines as well as volume gains within our service, parts and consumables business contributed to the organic growth in net sales in the first quarter of 2008.  A decline in equipment volume partially offset these increases.  The volume decline within our equipment business was driven by lower sales of our industrial and outdoor equipment during the latter part of the quarter. We saw a lengthening of our sales cycle, with customers potentially delaying their purchases due to broader economic factors.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa, net sales increased 20.3% to $52.7 million for the first quarter of 2008 as compared to the first quarter of 2007. Positive direct foreign currency exchange fluctuations increased net sales by approximately 14% in the first quarter of 2008.  Acquisitions added approximately 6% to this region’s net sales in the first quarter.  The organic base within this market was essentially flat in the first quarter of 2008 when compared to the same period in 2007.  The benefit from price increases taken to mitigate the impact of inflation was offset by volume declines in certain regions. Sales in European regions posted modest gains, which were offset by lower sales in the other regions due to a large shipment of Hofman’s machines to the Middle East in the first quarter of 2007 and the timing of distributor shipments to Africa.

Other International

Our Other International markets are comprised of the following key geographic regions: China and other Asian markets, Japan, Australia and Latin America.  Net sales in these markets for the first quarter of 2008 totaled $17.6 million, up 20.1% from the first quarter of 2007. Growth in net sales was primarily driven by organic volume growth, resulting in part from expanded market coverage in key geographies within these markets such as Brazil and China.  Price increases also contributed to the overall growth in net sales. Positive direct foreign currency translation exchange effects increased sales in Other International markets by approximately 3% in the 2008 first quarter.

Gross Profit

Gross profit margin was 41.3% for the first quarter of 2008 compared with 41.1% reported in 2007. The increase in gross profit margin was due in part to selling price increases and cost-reduction initiatives more than offsetting higher raw materials and purchased component costs in the first quarter.  Favorable foreign currency fluctuations also favorably impacted gross margins in the quarter.

Partially offsetting net gains in gross margin in the quarter was $0.4 million of expense, or 20 basis points, from the flow-through of a portion of the fair market value step-up of inventory related to the Applied Sweepers acquisition.

Operating Expense

Research & Development Expense

Research and development (“R&D”) expense in the first quarter of 2008 increased 5.1% to $6.0 million from $5.7 million in 2007. R&D expense as a percentage of net sales was 3.6% for the first quarter of 2008 compared to 3.7% in the comparable quarter last year, which is in line with our target of spending 3% to 4% of net sales on R&D annually.

Selling & Administrative Expense

Selling and administrative (“S&A”) expense in the first quarter of 2008 increased 12.7% to $55.1 million from $48.9 million in 2007. Direct foreign currency exchange added approximately $2.4 million to the increase in S&A expense for the first quarter of 2008.  The inclusion of expense related to the February 29, 2008 acquisition of Applied Sweepers added $0.7 million to S&A expense in the first quarter.  The remaining $3.1 million, or approximately 6%, increase in expenses in the first quarter of 2008 was primarily due to a continued focus on expanding market coverage within our international geographies and higher marketing expenses in the quarter to support new product launch activity.  In 2007, product launch activities were focused more heavily in the second half of the year. Partially offsetting these increases was a decrease in performance-based compensation in the first quarter of 2008 as compared to the same period last year.

S&A expense as a percentage of net sales was 32.7% for the first quarter of 2008, up from 31.5% in the comparable quarter last year. The increase in S&A expense as a percentage of net sales in the first quarter of 2008 is primarily attributable to investments in expanded market coverage and marketing in the quarter, which are anticipated to contribute to sales during the latter part of 2008.

Other Income (Expense), Net

Other income (expense), net was $0.2 million of expense in the first quarter of 2008 compared to a nominal amount in 2007.  Other income (expense), net was impacted by the following factors in the first quarter of 2008 compared to the first quarter of 2007:

Interest income decreased $0.2 million in the first quarter of 2008 compared to the first quarter of 2007. The unfavorable comparison between the first three months of 2008 and 2007 reflects the impact of a decline in interest rates between periods on lower average cash levels.

Interest expense increased by $0.2 million between the first quarter of 2008 and 2007 due to our borrowing of $92.5 million from our revolving Credit Facility, primarily to fund the two acquisitions closed during the first quarter of 2008.

The net change of foreign currency gains and losses was a larger loss of $0.8 million, mainly due to the $0.9 million movement in the foreign currency exchange rates related to a deal contingent non-speculative forward contract that we entered into which fixed the cash outlay in U.S. dollars for the Sociedade Alfa acquisition. This loss was partially offset by net favorable foreign currency gains from other foreign currencies.

ESOP income increased $0.3 million due to a higher average stock price in the first quarter of 2008 compared to the same period in 2007.  We benefit from ESOP income when the shares held by Tennant’s ESOP Plan are utilized and the basis of those shares is lower than the current average stock price.

The first quarter of 2007 included a $0.4 million discretionary contribution to Tennant’s charitable foundation and costs associated with a potential acquisition that we did not complete.  Similar expenses were not incurred during the first quarter of 2008.

Income Taxes

The effective tax rate in the first quarter of 2008 was 36.9% compared to the effective tax rate in the first quarter of the prior year of 36.0%. The increase in the effective tax rate between quarters is primarily related to the expiration of the research and development tax credit on December 31, 2007 and the mix in expected full year taxable earnings by country.

We expect our 2008 full year tax rate will be in the range of 36.5% to 38.5% before the impact of any one-time items.  Our estimate of the full year tax rate reflects recent acquisitions and is subject to change and may be impacted by changes in our forecasts of operating profit in total or by taxing jurisdiction, or to changes in the tax laws and regulations.

Liquidity and Capital Resources

During the first quarter of 2008, we borrowed $87.5 million on our Credit Agreement with our bank group led by JPMorgan in connection with our acquisitions of Applied Sweepers and Sociedade Alfa. We also borrowed $5.0 million for general corporate purposes.  The interest rate on these borrowings will adjust six months from the borrowing dates. We have classified the $87.5 million as long-term debt as we have the intent and ability to extend or refinance such obligations on a long-term basis.  We have classified the $5.0 million as short-term debt as we have the intent and ability to repay this amount within the next year. Our debt to total capitalization ratio was 27.6% and 1.8% at March 31, 2008 and December 31, 2007, respectively.  Cash and cash equivalents totaled $25.3 million at March 31, 2008, compared to $33.1 million at December 31, 2007. We believe that the combination of cash and cash equivalents on hand, as well as internally generated funds and amounts available under the Credit Agreement and the Credit Facility, are more than sufficient to meet our cash requirements for the next year. The Credit Agreement contains customary representations, warranties and covenants. We were in compliance with all such covenants as of March 31, 2008.

OPERATING ACTIVITIES — Operating activities used $5.9 million of cash for the three months ended March 31, 2008. Primary uses of cash during the quarter included a decrease in Employee compensation and benefits and other accrued expenses of $9.9 million due to payments of 2007 annual performance awards, incentives, profit sharing and rebates as well as increased inventory levels due to higher demo inventories related to the introduction of new products and increased inventory at our Louisville distribution center and China manufacturing facility.  Partially offsetting these uses of cash was cash provided by net earnings of $5.2 million.

In the comparable 2007 period, operating activities used $9.0 million of cash, which primarily reflects Employee compensation and benefits and other accrued expenses of $16.5 million due to payments of 2006 annual performance awards, incentives, profit sharing and rebates as well as timing of accounts payable payments. Partially offsetting these uses of cash was net earnings of $5.9 million.

Management evaluates how effectively we utilize two of our key operating assets, receivables and inventories, using accounts receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics are as follows (in days):

	March 31, 2008	December 31, 2007	March 31, 2007
DSO	67	61	62
DIOH	95	83	93

For the period ended March 31, 2008, DSO increased five days compared to the same period last year and six days compared to December 31, 2007, primarily due to a higher mix of international receivables which have longer payment terms.

During the first quarter of 2008, DIOH increased two days compared to the same period last year primarily due to higher demo inventories related to the introduction of new products.  As compared to December 31, 2007, DIOH increased twelve days, due to pipeline fill for new products and our normal seasonal buildup of inventory to replenish inventory to normal levels due to seasonality of sales volumes.

INVESTING ACTIVITIES — Investing activities during the three months ended March 31, 2008 used $88.8 million in cash. Investing activities included the acquisitions of Applied Sweepers and Sociedade Alfa for $81.4 million and capital expenditures of $7.4 million during the three months ended March 31, 2008.  Investments in capital expenditures included technology upgrades and new product development.

We currently anticipate full-year capital spending to be in the range of approximately $26 to $30 million, including capital spending related to our recent acquisitions.

During the three month period ended March 31, 2007, investing activities included the acquisition of Floorep Limited, a distributor of cleaning equipment based in Scotland. Floorep was purchased for $2.7 million, net of cash acquired. Capital expenditures during the first three months of 2007 of $7.9 million included investments in support of our footprint consolidation, global expansion initiatives and new product development.

FINANCING ACTIVITIES — Net cash provided by financing activities was $86.5 million during the first three months of 2008, primarily from borrowings totaling $92.5 million from our Credit Agreement with our bank group led by JP Morgan. Significant uses of cash included $3.6 million for repurchases of common stock under our share repurchase program and $2.4 million in dividend payments.

During the first three months of 2007, net cash used by financing activities was $1.9 million. Significant uses of cash included $2.8 million for repurchases of common stock under our share repurchase program and $2.3 million in dividend payments. Proceeds from issuance of common stock of $3.0 million driven by employee stock options exercises generated a significant source of cash in the first quarter of 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We are subject to exposures resulting from potential cost increases related to our purchase of raw materials or other product components. We do not use derivative commodity instruments to manage our exposures to changes in commodity prices such as steel, oil, gas, lead and other commodities.

Various factors beyond our control affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, domestic and foreign governmental regulation, weather-related factors and the overall economic environment. We purchase petroleum-related component parts for use in our manufacturing operations. In addition, our freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. If the price of oil and gas continue to increase, our results could be unfavorably impacted in 2008.

Increases in worldwide demand and other factors affect the price for lead, steel and related products. We do not maintain an inventory of raw or fabricated steel or batteries in excess of near-term production requirements. As a result, increases in the price of lead or steel can significantly increase the cost of our lead- and steel-based raw materials and component parts.

During 2007 and through the period ended March 31, 2008, our raw materials and other purchased component costs, such as batteries, were unfavorably impacted by commodity prices. We will continue to focus on mitigating the risk of continued future raw material or other product component cost increases through product pricing, negotiations with our vendors and cost-reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices remain at their current levels or continue to increase, our results may be unfavorably impacted in 2008.

Foreign Currency Risk

Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposures are with the Euro, the Australian and Canadian dollars, the British pound, the Brazilian real, the Japanese yen and the Chinese yuan against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between Tennant operations in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations. We could experience favorable or unfavorable foreign exchange effects for the remainder of 2008, compared with prior year results.

Because our products are currently manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States, while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of March 31, 2008, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.

Other Matters

Management regularly reviews our business operations, processes and overall organizational structure with the objective of improving financial performance and maximizing our return on investment. As a result of this ongoing process to improve financial performance, we may incur restructuring charges in the future which, if taken, could be material to our financial results.

Additional information on market risk is included in the Management’s Discussion and Analysis section of our 2007 Annual Report on Form 10-K.

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:

•	Geopolitical and economic uncertainty throughout the world.
•	Inflationary pressures.
•	Fluctuations in the cost or availability of raw materials and purchased components.
•	Ability to achieve anticipated global sourcing cost-reductions.
•	Successful integration of acquisitions, including ability to carry acquired goodwill at current values.
•	Ability to achieve growth plans.
•	Ability to achieve projections of future financial and operating results.
•	Ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.
•	Ability to benefit from production reallocation plans, including benefits from our expansion into China.
•	Success and timing of new technologies and products.
•	Ability to acquire, retain and protect proprietary intellectual property rights.
•	Potential for increased competition in our business.
•	Ability to attract and retain key personnel.
•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.
•	Changes in laws, including changes in accounting standards and taxation changes.
•	Unforeseen product quality problems.
•	Effects of litigation, including threatened or pending litigation.

We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. For additional information about factors that could materially affect Tennant’s results, please see our other Securities and Exchange Commission filings, including the “Risk Factors” section of our 2007 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 1.  Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.  Unrestricted Sales of Equity Securities and Use of Proceeds

On May 3, 2007, Tennant Company’s Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under the share repurchase program approved by the Board of Directors in May 2001. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs.

			Total Number of
			Shares Purchased as
	Total Number		Part of Publicly	Maximum Number of
For the Quarter	of Shares	Average Price	Announced Plans or	Shares that May Yet
Ended 3/31/08	Purchased (1)	Paid Per Share	Programs	Be Purchased
January 1 - 31, 2008	51,666	$36.98	49,700	689,274
February 1 - 29, 2008	5,493	34.03	-	689,274
March 1 – 31, 2008	48,000	36.87	48,000	641,274
Total	105,159	$36.77	97,700	641,274

(1) Includes 7,459 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options or restricted stock under employee compensation plans.

Item 6.  Exhibits

Exhibits

Item #	Description	Method of Filing
2.1
Share Purchase Agreement dated February 15, 2008 among the Sellers identified therein and Tennant Scotland Limited (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request)
Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated February 29, 2008.
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.1	Amendment No. 1 dated as of February 21, 2008 to Credit Agreement dated as of June 19, 2007	Filed herewith electronically.
10.2	Long-Term Incentive Plan 2008	Filed herewith electronically.
10.3	Short-Term Incentive Plan 2008	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32	Section 1350 Certifications	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	May 5, 2008	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	May 5, 2008	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)