Form 10-Q
period 2008-06-30
TENNANT CO
filed 2008-08-06
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 18,417,958 shares of Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net sales	$193,584	$165,203	$362,184	$320,281
Cost of sales	111,381	94,371	210,341	185,672
Gross profit	82,203	70,832	151,843	134,609
Operating expense:
Research and development expense	5,702	6,044	11,740	11,789
Selling and administrative expense	60,751	49,711	115,830	98,596
Gain on divestiture of assets	(246)	-	(246)	-
Total operating expense	66,207	55,755	127,324	110,385
Profit from operations	15,996	15,077	24,519	24,224
Other income (expense):
Interest income	216	378	528	915
Interest expense	(1,197)	(198)	(1,685)	(449)
Foreign currency transaction gain (loss)	146	454	(614)	442
ESOP income	311	723	1,014	1,116
Other income (expense), net	(750)	(32)	(744)	(704)
Total other income (expense), net	(1,274)	1,325	(1,501)	1,320

Profit before income taxes	14,722	16,402	23,018	25,544
Income tax expense	6,430	5,948	9,490	9,239
Net earnings	$8,292	$10,454	$13,528	$16,305

Earnings per share:
Basic earnings	$0.45	$0.56	$0.73	$0.87
Diluted earnings	$0.44	$0.55	$0.72	$0.85

Weighted average common shares outstanding:
Basic	18,402,929	18,712,246	18,421,919	18,714,112
Diluted	18,778,343	19,178,925	18,820,811	19,191,588

Cash dividend declared per common share	$0.13	$0.12	$0.26	$0.24

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except shares and per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$18,509	$33,092
Receivables, less allowances of $3,450 and $3,264, respectively	149,924	127,491
Inventories	78,042	64,027
Prepaid expenses	8,647	7,549
Deferred income taxes, current portion	8,636	8,076
Other current assets	350	489
Total current assets	264,108	240,724
Property, plant and equipment	282,279	263,643
Accumulated depreciation	(175,442)	(167,092)
Property, plant and equipment, net	106,837	96,551
Deferred income taxes, long-term portion	4,242	2,670
Goodwill	79,459	29,053
Intangible assets, net	28,394	5,500
Other assets	8,298	7,572
Total assets	$491,338	$382,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt	$10,991	$2,127
Accounts payable	38,071	31,146
Employee compensation and benefits	21,282	29,699
Income taxes payable	2,287	2,391
Other current liabilities	34,365	31,310
Total current liabilities	106,996	96,673
Long-term liabilities:
Long-term debt	89,831	2,470
Employee-related benefits	23,966	23,615
Deferred income taxes, long-term portion	4,030	752
Other liabilities	7,381	6,129
Total long-term liabilities	125,208	32,966
Total liabilities	232,204	129,639
Shareholders' equity:
Preferred stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.375 par value; 60,000,000 shares authorized; 18,434,136 and 18,499,458 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively.	6,913	6,937
Additional paid-in capital	5,855	8,265
Retained earnings	238,371	233,527
Accumulated other comprehensive income (loss)	10,208	5,507
Receivable from ESOP	(2,213)	(1,805)
Total shareholders’ equity	259,134	252,431
Total liabilities and shareholders’ equity	$491,338	$382,070

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 30
	2008	2007
OPERATING ACTIVITIES
Net earnings	$13,528	$16,305
Adjustments to net earnings to arrive at operating cash flows:
Depreciation	9,075	7,907
Amortization	852	369
Deferred tax expense	1,281	1,092
Stock-based compensation expense	865	1,923
ESOP income	(408)	(330)
Tax benefit on ESOP	17	25
Provision for bad debts and returns	456	1,228
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(14,976)	(2)
Inventories	(5,615)	1,301
Accounts payable	(5,186)	(5,007)
Employee compensation and benefits and other accrued expenses	(6,828)	(12,122)
Income taxes payable	(558)	2,742
Other current/noncurrent assets and liabilities	1,203	(698)
Other, net	1,107	1,210
Net cash provided by (used for) operating activities	(5,187)	15,943
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,922)	(17,527)
Proceeds from disposals of property, plant and equipment	1,027	122
Acquisition of businesses, net of cash acquired	(81,600)	(2,045)
Sales of short-term investments	-	14,250
Net cash flows provided by (used for) investing activities	(91,495)	(5,200)
FINANCING ACTIVITIES
Payments on capital leases	(1,516)	(1,159)
Change in short-term debt, net	7,410	-
Payment of long-term debt	(5)	-
Issuance of long-term debt	87,500	-
Payment of acquired notes payable	(455)	-
Purchases of common stock	(8,273)	(8,653)
Proceeds from issuance of common stock	1,146	4,284
Tax benefit on stock plans	562	900
Dividends paid	(4,810)	(4,504)
Net cash flows provided by (used for) financing activities	81,559	(9,132)

Effect of exchange rate changes on cash and cash equivalents	540	295
Net increase (decrease) in cash and cash equivalents	(14,583)	1,906
Cash and cash equivalents at beginning of period	33,092	31,021
Cash and cash equivalents at end of period	$18,509	$32,927

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$7,194	$4,338
Interest	$1,465	$240
Supplemental non-cash investing and financing activities:
Capital expenditures funded through capital leases	$945	$908
Collateralized borrowings incurred for operating lease equipment	$1,135	$451

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

1.	Basis of Presentation

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

2.	Newly Adopted Accounting Pronouncements

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

3.	Management Actions

During the third quarter of 2007, management approved a restructuring action in an effort to better match skill sets and talent in evolving functional areas that are critical to successful execution of our strategic priorities. The restructuring action resulted in the recognition of pretax charges of $2,194 during 2007.

A reconciliation of the beginning and ending liability balances is as follows:

Severance, Early Retirement and Related Costs
2007 restructuring action	$2,194
Cash payments	(836)
Foreign currency adjustments	31
Balance as of December 31, 2007	1,389
Cash payments	(580)
Foreign currency adjustments	43
Balance as of March 31, 2008	852
Cash payments	(470)
Foreign currency adjustments	(2)
Balance as of June 30, 2008	$380

There were no restructuring charges during the three and six months ended June 30, 2008.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

4.	Acquisitions and Divestitures

On February 29, 2008, we acquired Applied Sweepers, Ltd. (“Applied”) a privately-held company based in Falkirk, Scotland, for a purchase price of $75,199 in cash, subject to certain post-closing adjustments. Applied is recognized as the leading manufacturer of Green Machines® sub-compact outdoor sweeping machines in the United Kingdom (“U.K.”) and also has locations in the United States, France and Germany. Applied is the leading supplier of smaller sweepers used for city cleaning to municipalities across the U.K. and sells through a broad distribution network around the world.

On March 28, 2008, we acquired Sociedade Alfa Ltda (“Alfa”) for a purchase price of $11,805 in cash and $1,447 in debt assumed, subject to certain post-closing adjustments. Alfa manufactures the Alfa brand of commercial cleaning machines, is based in Sao Paulo, Brazil, and is recognized as the market leader in the Brazilian cleaning equipment industry. The purchase agreement with Alfa also provides for additional contingent consideration to be paid if certain future revenue targets are met.  Any amount paid under this earn-out would be considered additional purchase price.  The earn-out is denominated in foreign currency which approximates $7,000 and is to be calculated based on growth in revenues during the 2009 calendar year, with an interim calculation based on growth in 2008 revenues.  There is no maximum earn-out that can be earned during the interim period; however, the maximum earn-out that can be paid for the interim period approximates $1,500. Any amount earned as of the interim date in excess of the maximum payment will be held in escrow and will not be paid until the final earn-out calculation is completed.

The results of Applied’s and Alfa’s operations have been included in the Condensed Consolidated Financial Statements since their respective dates of acquisition. The purchase price allocations are preliminary and will be adjusted based upon the final determination of fair value of assets acquired and liabilities assumed. The components of the purchase price have been allocated as follows:

Net tangible assets acquired	$11,051
Identified intangible assets	23,003
Goodwill	47,546
Total purchase price, net of cash acquired	$81,600

The following pro forma consolidated condensed financial results of operations for the three and six months ended June 30, 2008 and 2007 are presented as if the acquisitions had been completed at the beginning of each period presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Pro forma net sales	$193,584	$178,878	$371,356	$345,658
Pro forma net earnings	8,292	11,897	13,903	18,962

Pro forma earnings per share:
Basic	0.45	0.64	0.75	1.01
Diluted	0.44	0.62	0.74	0.99

Weighted average common shares outstanding:
Basic	18,402,929	18,712,246	18,421,919	18,714,112
Diluted	18,778,343	19,178,925	18,820,811	19,191,588

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

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

On June 20, 2008, we completed the sale of certain assets related to our Centurion product to Wayne Sweepers LLC (“Wayne Sweepers”) and agreed not to compete with this specific type of product in North America for a period of two years from the date of sale.  In exchange for these assets, we received $100 in cash and financed the remaining purchase price of $525 to Wayne Sweepers over a period of three and a half years and will begin receiving equal quarterly payments of approximately $38 during the third quarter of 2008.  As a result of this divestiture, we recorded a pre-tax gain of $246 in our profit from operations in the Condensed Consolidated Statements of Earnings and a reduction of primarily property, plant and equipment.

We will also receive approximately an additional $900 in royalty payments on the first approximately 250 units manufactured and sold by Wayne Sweepers.  These royalty payments will be received and recognized quarterly as the units are sold.

5.	Inventories

Inventories are valued at the lower of cost or market. Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
Inventories carried at LIFO:
Finished goods	$48,651	$41,921
Raw materials, production parts and work-in-process	19,621	18,045
LIFO reserve	(27,738)	(27,858)
Total LIFO inventories	40,534	32,108

Inventories carried at FIFO:
Finished goods	24,273	22,369
Raw materials, production parts and work-in-process	13,235	9,550
Total FIFO inventories	37,508	31,919
Total inventories	$78,042	$64,027

The LIFO reserve approximates the difference between LIFO carrying cost and replacement cost.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

Six Months Ended
June 30, 2008
Balance at December 31, 2007	$29,053
Additions	48,249
Foreign currency fluctuations	2,157
Balance at June 30, 2008	$79,459

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

The balances of acquired intangible assets, excluding goodwill, are as follows:

	Customer
	List and	Trade
	Order Book	Name	Technology	Total
Balance as of December 31, 2007:
Original cost	$3,961	$295	$1,900	$6,156
Accumulated amortization	(593)	(295)	(452)	(1,340)
Foreign currency fluctuations	510	-	174	684
Carrying value	$3,878	$-	$1,622	$5,500
Weighted-average original life (in years)	14	4	10

Balance as of June 30, 2008:
Original cost	$26,964	$295	$1,900	$29,159
Accumulated amortization	(1,428)	(295)	(623)	(2,346)
Foreign currency fluctuations	1,284	-	297	1,581
Carrying value	$26,820	$-	$1,574	$28,394
Weighted-average original life (in years)	12	4	10

Amortization expense on intangible assets for the three and six months ended June 30, 2008 was $695 and $1,006, respectively. Amortization expense on intangible assets for the three and six months ended June 30, 2007 was $228 and $478, respectively.

The additions to goodwill and other intangible assets during the six months ended June 30, 2008 were based on the preliminary purchase price allocations of Applied and Alfa, as described in Note 4, plus adjustments to goodwill related to the Floorep acquisition in February 2007. The Applied and Alfa intangible assets consisted of customer lists and are amortized over useful lives of 12 years.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years is as follows:

Remaining 2008	$1,244
2009	2,538
2010	2,537
2011	2,535
2012	2,511
Thereafter	17,029
Total	$28,394

7.	Short- and Long-Term Debt

Debt and weighted average interest rate on debt outstanding are summarized as follows:

	Weighted
	Average
	Interest Rate	June 30,	December 31,
	June 30, 2008	2008	2007
Short-term debt	2.89%	$8,229	$205
Long-term debt	3.37%	87,598	-
Collateralized borrowings	2.94%	1,161	696
Capital lease obligations	8.00%	3,834	3,696
Total outstanding debt		100,822	4,597
Less: current portion		10,991	2,127
Total		$89,831	$2,470

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

As of June 30, 2008, we have long-term debt of $87,500 outstanding in connection with our acquisitions of Applied and Alfa as further discussed in Note 4 and short-term debt of $8,000 outstanding for general corporate purposes, predominately working capital, on our Credit Agreement with our bank group led by JPMorgan. The interest rate on these long-term borrowings will adjust six months from the borrowing dates and on the short-term borrowings will adjust one month from the borrowing dates. We have classified the borrowings for our first quarter acquisitions as long-term debt as we have the intent and ability to extend or refinance such obligations on a long-term basis. We have classified the borrowings for our general corporate purposes as short-term debt as we have the intent and ability to repay this amount within the next year. The Credit Agreement contains customary representations, warranties and covenants. We continue to be in compliance with all applicable debt covenants as of June 30, 2008.

On March 15, 2008, the balance of $205 on our revolving Credit Facility with Bank of America was paid in full.

As part of our acquisition of Alfa, we assumed debt totaling $1,447.  We repaid the full notes payable balance of $455 upon acquisition and repaid an additional $664 of short-term debt during the quarter ended June 30, 2008.

During the six months ended June 30, 2008, commitment fees totaled $50.

8.	Retirement Benefit Plans

As of June 30, 2008, we had four defined benefit pension plans and a postretirement medical plan, which are described in Note 10 of the 2007 Annual Report on Form 10-K. We have contributed $97 and $221 during the second quarter of 2008 and $198 and $401 during the first six months of 2008 to our pension plans and to our postretirement medical plan, respectively.

The components of the net periodic benefit cost for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Pension Benefits:
Service cost	$232	$260	$454	$507
Interest cost	649	602	1,292	1,192
Expected return on plan assets	(811)	(760)	(1,619)	(1,516)
Recognized actuarial (gain) loss	(51)	-	(108)	(8)
Amortization of transition (asset) obligation	(6)	21	(12)	39
Amortization of prior service cost	137	140	276	282
Foreign currency	72	(83)	22	13
Net periodic benefit cost	$222	$180	$305	$509

Postretirement Medical Benefits:
Service cost	$33	$26	$64	$72
Interest cost	203	154	396	366
Recognized actuarial (gain) loss	-	(36)	-	18
Amortization of prior service cost	(145)	(148)	(290)	(290)
Net periodic benefit cost	$91	$(4)	$170	$166

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

9.	Guarantees

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines generally range from one to four years. The changes in warranty reserve balances for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30
	2008	2007
Beginning balance	$6,950	$6,868
Additions charged to expense	4,549	3,968
Acquired reserves	92	-
Change in estimate	-	(45)
Foreign currency fluctuations	178	45
Claims paid	(4,814)	(3,881)
Ending balance	$6,955	$6,955

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $12,120, of which we have guaranteed $9,833. As of June 30, 2008, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $689 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

10.	Income Taxes

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

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Included in the liability of $7,215 for unrecognized tax benefits as of June 30, 2008 was approximately $605 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the income tax expense.

We do not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

We are currently evaluating any potential purchase accounting impact from our two acquisitions that closed in the first quarter of 2008.

In the second quarter of 2008, we identified an immaterial error in our reserves for uncertain tax positions.  The reserves were understated by $619 ($546 after tax) due to an inadvertent omission of reserves for uncertain tax positions related to tax years 2004 to 2006.

We recorded the correction of this error in the second quarter ended June 30, 2008 as an increase to long-term FIN 48 liability and an increase to long-term deferred tax asset for the federal benefit of the increased liability.  Income tax expense increased by $546, which resulted in an increase in the year-to-date effective tax rate of 2.4%.   Neither the origination nor the correction of the error was material to our consolidated financial statements in the current or prior periods.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

11.	Stock-Based Compensation

The following table presents the components of stock-based compensation expense for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30
	2008	2007
Stock options and stock appreciation rights	$159	$443
Restricted share awards	452	486
Performance share awards	271	941
Share-based liabilities	(17)	53
Total stock-based compensation expense	$865	$1,923

During the first six months of 2008 we granted 34,922 restricted shares.  The grant date fair value of each share awarded was $35.87.  Restricted share awards typically have a two or three year vesting period from the effective date of grant. The total fair value of shares vested during the six months ended June 30, 2008 and 2007 was $905 and $590, respectively.

12.	Earnings Per Share Computations

The computations of basic and diluted earnings per share are as follows:
	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Numerator:
Net earnings	$8,292	$10,454	$13,528	$16,305
Denominator:
Basic - weighted average outstanding shares	18,402,929	18,712,246	18,421,919	18,714,112
Effect of dilutive securities:
Employee stock options	375,414	466,679	398,892	477,476
Diluted - weighted average outstanding shares	18,778,343	19,178,925	18,820,811	19,191,588
Basic earnings per share	$0.45	$0.56	$0.73	$0.87
Diluted earnings per share	$0.44	$0.55	$0.72	$0.85

Options to purchase 43,749 and 18,963 shares of common stock were outstanding for the period ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

13.	Comprehensive Income (Loss)

We report accumulated other comprehensive income (loss) as a separate item in the Shareholders’ equity section of the Balance Sheet. Comprehensive income (loss) is comprised of the net earnings and other comprehensive income (loss). For the three and six months ended June 30, 2008 and 2007 other comprehensive income (loss) consisted of foreign currency translation adjustments and amortization and remeasurement of pension items as required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The reconciliations of net earnings to comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net earnings	$8,292	$10,454	$13,528	$16,305
Foreign currency translation adjustments	2,050	485	4,438	1,010
SFAS No. 158 pension items	331	(123)	263	(100)
Comprehensive income (loss)	$10,673	$10,816	$18,229	$17,215

14.	Segment Reporting

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
North America	$108,572	$107,768	$206,815	$204,345
Europe, Middle East, Africa	63,676	42,437	116,397	86,253
Other International	21,336	14,998	38,972	29,683
Total	$193,584	$165,203	$362,184	$320,281

15.	Related Party Transactions

In June 2008, we entered into a settlement agreement with a former member of the Board of Directors to pay $356 to resolve a disputed claim alleging that we failed to provide adequate notice of the expiration of stock options upon resignation from the Board. The payment represents a portion of the value of the vested stock options that expired upon resignation from the Board.  This charge is included within selling and administrative expense in the Consolidated Statements of Earnings for the second quarter ended June 30, 2008.

During the first quarter of 2008, we acquired Applied and Alfa and entered into lease agreements for certain properties owned by or partially owned by the former owners of these entities. These individuals are also currently employees of Tennant. Lease payments made under these lease agreements totaled approximately $95 for the six months ended June 30, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer world. We provide equipment, service, parts and consumables and specialty surface coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are located in North America, Europe, the Middle East, Africa, Asia Pacific, and Latin America. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Net earnings for the second quarter of 2008 were $8.3 million, or $0.44 per diluted share, down 20.7% compared to the same period in 2007. Impacting second quarter earnings were several unusual items that reduced earnings by a total of $0.10 per share. These included legal settlement expenses of $0.06 per share primarily related to the settlement of a claim filed in the second quarter by a terminated distributor in Brazil, expenses related to curtailed acquisition initiatives of $0.02 per share, and a tax reserve of $0.03 per share for a discrete item related to prior period uncertain tax positions, which were partially offset by a $0.01 per share gain from the divestiture of assets. In addition to the above unusual items, the Company incurred dilution of $0.01 per share from the acquisitions of Applied and Alfa.

Net earnings in the second quarter of 2008 were favorably impacted by growth in net sales of 17.2%.  Gross profit margins declined 40 basis points in the quarter, due primarily to the impact of our first quarter 2008 acquisitions of Applied and Alfa including the flow-through of a portion of the fair market value step-up of inventory for both acquisitions.  Unusual items, as well as economic softness in North America, depressed our earnings in the second quarter. The growth in S&A expenses in the second quarter outpaced sales growth, due in part to investments in infrastructure made earlier in the year to expand market coverage as well as new product launch expenses.  We began implementing our contingency plans in early April of 2008 to better align expenses with sales.  These actions helped control growth of expenses in the quarter; however, the benefits of these actions will be realized more substantially in the second half of the year.

 A decline in interest income, an increase in interest expense and also an increase in the base tax rate to 38.5% from 36.0% contributed to lower earnings in the second quarter of 2008 when compared to last year.

Net earnings for the six months ended June 30, 2008 decreased 17.0% to $13.5 million, or $0.72 per diluted share, compared to the same period in 2007.  The results for the first six months of 2008 included a $0.06 per share dilutive impact related to our acquisitions and the $0.10 per diluted share impact of the unusual items noted above.

Net earnings in the first six months of 2008 were favorably impacted by growth in net sales of 13.1%.  Gross margins were relatively flat in the first half of 2008 and 2007 at 41.9% and 42.0%, respectively.  The growth in S&A expenses in the first half of the year outpaced sales growth, due in part to investments in infrastructure made earlier in the year to expand market coverage as well as new product launch expenses.  A decline in interest income and an increase in interest expense as well as a higher effective tax rate also contributed to lower earnings in the second quarter of 2008 when compared to last year.

Outlook

We expect full year 2008 earnings per diluted share to be in the range of $1.85 to $2.10, down from our previously communicated range of $2.25 to $2.40, due to sluggish economic conditions in North America and Europe, intensifying commodity inflation pressures and unusual items in the second quarter.  This guidance range includes the two acquisitions completed in the first half of 2008, and they are expected to be modestly dilutive for the full year of 2008.  Our outlook for the second half of 2008 assumes no economic recovery in North America and slower economic growth in Europe than in the first half of 2008.

Historical Results

The following compares the historical results of operations for the three and six month periods ended June 30, 2008 and 2007 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2008	%	2007	%	2008	%	2007	%
Net sales	$193,584	100.0	$165,203	100.0	$362,184	100.0	$320,281	100.0
Cost of sales	111,381	57.5	94,371	57.1	210,341	58.1	185,672	58.0
Gross profit	82,203	42.5	70,832	42.9	151,843	41.9	134,609	42.0

Research and
development expense	5,702	2.9	6,044	3.7	11,740	3.2	11,789	3.7
Selling and
administrative expense	60,751	31.4	49,711	30.1	115,830	32.0	98,596	30.8
Gain on divestiture of asset	(246)	(0.1)	-	-	(246)	(0.1)	-	-

Profit from operations	15,996	8.3	15,077	9.1	24,519	6.8	24,224	7.6
Other income (expense), net	(1,274)	(0.7)	1,325	0.8	(1,501)	(0.4)	1,320	0.4

Profit before income taxes	14,722	7.6	16,402	9.9	23,018	6.4	25,544	8.0
Income tax expense	6,430	3.3	5,948	3.6	9,490	2.6	9,239	2.9
Net earnings	$8,292	4.3	$10,454	6.3	$13,528	3.7	$16,305	5.1
Earnings per diluted share	$0.44		$0.55		$0.72		$0.85

Net Sales

Consolidated net sales for the second quarter of 2008 totaled $193.6 million, an increase of $28.4 million or 17.2% compared to 2007. Consolidated net sales for the first six months of 2008 totaled $362.2 million, an increase of $41.9 million or 13.1% compared to 2007.

The components of the consolidated net sales change for the second quarter and the first six months of 2008 as compared to 2007 were as follows:

	% Change from 2007
	Three Months Ended	Six Months Ended
	June 30	June 30
Organic Growth:
Volume	0%	(1%)
Price	4%	4%
	4%	3%
Foreign Currency	5%	5%
Acquisitions	8%	5%
Total	17%	13%

The 17.2% increase in consolidated net sales in the second quarter of 2008 from 2007 was primarily driven by:

•	an increase of 8% in sales due to our March 28, 2008 acquisition of Alfa, our February 29, 2008 acquisition of Applied and our February 1, 2007 acquisition of Floorep;
•	a favorable direct foreign currency exchange impact of 5%; and
•
organic growth of 4%, driven almost entirely by the net impact of pricing actions worldwide taken to mitigate the impact of inflationary cost increases as overall our base business volume was flat compared to the second quarter last year.

The 13.1% increase in consolidated net sales for the first six months of 2008 from 2007 was primarily driven by:

•	an increase of 5% in sales due to our March 28, 2008 acquisition of Alfa, our February 29, 2008 acquisition of Applied and our February 1, 2007 acquisition of Floorep
•	a favorable direct foreign currency exchange impact of 5%; and
•	organic growth of 3%, which includes the net impact of pricing actions worldwide partially offset by a slight decline in base business volume.

The following table sets forth the net sales by geographic area for the three and six month periods ended June 30, 2008 and 2007 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2008	2007	%	2008	2007	%
North America	$108,572	$107,768	0.7	$206,815	$204,345	1.2
Europe, Middle East and Africa	63,676	42,437	50.0	116,397	86,253	34.9
Other International	21,336	14,998	42.3	38,972	29,683	31.3
Total	$193,584	$165,203	17.2	$362,184	$320,281	13.1

North America

North American net sales were $108.6 million for the second quarter of 2008, an increase of 0.7% from the second quarter of 2007. The favorable direct impact of foreign currency increased net sales within North America by approximately less than 1% during the second quarter of 2008.  Acquisitions also added approximately less than 1% to net sales within this market in the second quarter. Price increases taken to mitigate the impact of inflationary cost increases across all product lines contributed to net sales in the second quarter of 2008.  A decline in unit volume, principally within our equipment business, offset the majority of these increases. The volume decline within our equipment business was driven in part by lower sales of our industrial and outdoor equipment.  In addition, the second quarter of 2007 included the shipment of a large non-recurring order to a national account customer.  Shipment of a similar order did not repeat in the 2008 second quarter.  We continued to see a longer sales cycle during the second quarter, with customers potentially delaying their purchases due to broader economic factors.

Sales increased 1.2% to $206.8 million in North America for the six months ended June 30, 2008 compared to the same period in 2007. The favorable direct impact of foreign currency increased net sales within North America by approximately 1% and acquisitions added approximately less than 1% during the first six months of 2008. Organic growth within North America has been constrained during the first half of 2008 due to lower demand for industrial and outdoor equipment resulting from a sluggish U.S. economy.  However, benefits from pricing actions across all product lines helped offset the decline in unit volume.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa (“EMEA”), net sales increased 50.0% to $63.7 million for the second quarter of 2008 as compared to the second quarter of 2007. Favorable direct foreign currency exchange fluctuations increased net sales by approximately 16% in the second quarter of 2008. Acquisitions added approximately 24% to net sales within this market in the second quarter.  Organic growth of approximately 10% accounted for the remainder of the increase in the second quarter of 2008 when compared to the same period last year. Both unit volume growth as well as price increases contributed to the organic growth in net sales in the second quarter of 2008. Unit volume growth was driven by new products as well as growth within emerging markets such as Central and Eastern Europe.

EMEA net sales increased 34.9% to $116.4 million for the six months ended June 30, 2008. Favorable direct foreign currency exchange fluctuations added approximately 15% to EMEA net sales for the six months ended June 30, 2008. Acquisitions added approximately 15% to net sales within this market for the first six months of 2008.  Organic growth accounted for the remainder of the year-to-date increase in net sales, with contributions from both price and unit volume increases.

Other International

Our Other International markets are comprised of the following key geographic regions: China and other Asia Pacific markets, Japan, Australia and Latin America.  Net sales in these markets for the second quarter of 2008 totaled $21.3 million, up 42.3% from the second quarter of 2007.  Favorable direct foreign currency translation exchange effects increased sales in Other International markets by approximately 11% in the 2008 second quarter.  Acquisitions added approximately 13% to net sales within this market during the second quarter. Organic growth in net sales was driven by unit volume increases, in part due to expanded market coverage within these markets including emerging markets such as China and Brazil.  Price increases also contributed to the organic growth in net sales.

Net sales for the first six months of 2008 in Other International markets increased 31.3% to $39.0 million compared to the same period last year.  Favorable direct foreign currency translation exchange effects increased sales by approximately 7%.  Acquisitions added approximately 7% to net sales within this market during the first six months of 2008. Organic growth in net sales was driven by unit volume as well as higher selling prices in certain regions.

Gross Profit

Gross profit margin was 42.5% for the second quarter of 2008 compared with 42.9% reported in 2007. The decrease in gross profit margin is primarily due to the impact of our first quarter 2008 acquisitions of Applied and Alfa including the flow-through of a portion of the fair market value step-up of inventory for both acquisitions totaling $0.9 million of expense in the second quarter.  Partially offsetting the acquisition impact was a positive impact from selling price increases and cost-reduction initiatives that more than offset higher raw material and purchased component costs in the quarter.  A favorable impact from foreign currency fluctuations also benefited gross margins in the quarter.

Gross profit margin was 41.9% for the first six months of 2008 compared with 42.0% in 2007.  Benefits from selling price increases and cost-reduction initiatives offset higher raw material and purchased component costs through the first half of 2008.   A favorable impact from foreign currency fluctuations benefited gross margins during the first six months of 2008.  Offsetting this net gain was an unfavorable impact related to our first quarter 2008 acquisitions, due to the flow-through of the fair market value step-up of inventory for both acquisitions, which totaled $1.3 million of expense.

Operating Expense

Research & Development Expense

Research and development (“R&D”) expense in the second quarter of 2008 decreased 5.7% to $5.7 million from $6.0 million in 2007. R&D expense as a percentage of net sales was 2.9% for the second quarter of 2008 compared to 3.7% in the comparable quarter last year.

R&D expense for the six months ended June 30, 2008 was $11.7 million, down 0.4% from $11.8 million in 2007. R&D expense as a percentage of net sales was 3.2% for the first six months of 2008 compared to 3.7% in the same period last year, which is in line with our target of investing 3% to 4% of net sales annually on R&D.

Selling & Administrative Expense

Selling and administrative (“S&A”) expense in the second quarter of 2008 increased 22.2% to $60.8 million from $49.7 million in 2007. The inclusion of expense related to our 2008 acquisitions of Applied and Alfa added $3.4 million to S&A expense during the second quarter of 2008.  Unfavorable direct foreign currency exchange added approximately $3 million to the increase in the second quarter of 2008 S&A expense.  The remaining $4.7 million, or approximately 9%, increase in expenses during the 2008 second quarter was primarily due to infrastructure investments started during the first quarter to expand market coverage within our international geographies, higher marketing expenses to support new product launch activity, and expenses associated with four separate legal settlements, most significantly a distributor termination in Brazil. These increases were partially offset by a decrease in performance-based compensation in the second quarter of 2008 as compared to the same period last year, as well as benefits from actions taken to control costs and limit discretionary spending implemented during the quarter.

For the six months ended June 30, 2008, S&A expense increased 17.5% to $115.8 million from $98.6 million in the comparable period last year. The inclusion of expense related to our 2008 acquisitions of Applied and Alfa added $4.1 million to S&A expense during the six months ended June 30, 2008.  Unfavorable direct foreign currency exchange added approximately $5 million to the increase in S&A expense for the six months ended June 30, 2008.  The remaining $8.1 million, or approximately 8%, increase in expenses during the first six months of 2008 was primarily due to infrastructure investments started during the first quarter to expand market coverage within our international geographies, higher marketing expenses to support new product launch activity, and expenses associated with four separate legal settlements that were recognized in the second quarter. These increases were partially offset by a decrease in performance-based compensation in the first six months of 2008 as compared to the same period last year. In 2007, product launch activities were focused more heavily in the second half of the year.

S&A expense as a percentage of net sales was 31.4% for the second quarter of 2008, up from 30.1% in the comparable quarter last year. S&A expense as a percentage of net sales for the six months ended June 30, 2008 was 32.0%, up from the 30.8% in the comparable period last year. The increase in S&A expense as a percentage of net sales in the first six months of 2008 is primarily attributable to investments in expanded market coverage and marketing, which are anticipated to begin to contribute to sales during the latter part of 2008.

Gain on Divestiture of Assets

During the second quarter of 2008, we realized a pre-tax gain of $0.2 million on the divestiture of assets related to our Centurion chassis-mounted street sweeper product.

Other Income (Expense), Net

The increase in total other income (expense), net for the three and six month periods ended June 30, 2008, as compared to the same periods in 2007 was $2.6 million and $2.8 million, respectively.  Other income (expense), net was impacted by the following factors during the second quarter and first six months of 2008 compared to the same periods of 2007:

Interest income decreased by $0.2 million and $0.4 million for the three and six month periods ended June 30, 2008 compared to the same periods of 2007. The unfavorable comparison between 2008 and 2007 reflects the impact of a decline in interest rates between periods on lower average cash levels.

Interest expense increased by $1.0 million and $1.2 million for the three and six month periods ended June 30, 2008 due to our borrowing of $95.5 million from our revolving Credit Facility, primarily to fund the two acquisitions closed during the first quarter of 2008.

The net change from the prior year of foreign currency gains and losses for the three and six month periods ended June 30, 2008 was $0.3 million and $1.1 million, respectively, mainly due to the $0.9 million movement in the foreign currency exchange rates related to a deal contingent non-speculative forward contract that we entered into which fixed the cash outlay in U.S. dollars for the Alfa acquisition. This loss was partially offset by net favorable foreign currency gains from other foreign currencies.

ESOP income decreased $0.4 million and $0.1 million during the three and six month periods ended June 30, 2008.  We benefit from ESOP income when the shares held by Tennant’s ESOP Plan are utilized and the basis of those shares is lower than the current average stock price.  This benefit is offset in periods when the number of shares needed exceeds the number of shares available from the ESOP as the shortfall must be issued at the current market rate which is generally higher than the basis of the ESOP shares.  Although we experienced a higher average stock price during the first six months of 2008 compared to the same period in 2007, this benefit was partially offset since our current estimate incorporated the potential need to issue additional shares in the second half of 2008.

During the second quarter of 2008, we incurred $0.7 million of costs related to the curtailment of potential acquisitions.
The first six months of 2007 included a $0.4 million discretionary contribution to Tennant’s charitable foundation and $0.3 million of costs associated with a potential acquisition that we did not complete.

Income Taxes

The effective tax rate in the second quarter of 2008 was 43.7% compared to the effective tax rate in the second quarter of the prior year of 36.3%. The year-to-date effective rates were 41.2% for 2008 compared to 36.2% for 2007. The increase in the effective tax rate between quarters is primarily related to the expiration of the research and development tax credit on December 31, 2007 and the mix in expected full year taxable earnings by country.  The effective tax rate was also negatively impacted by 2.4% due to a correction of an immaterial error related to reserves for uncertain tax positions covering tax years 2004 to 2006. See Note 10 for further discussion.

We expect our 2008 full year tax rate will be in the range of 36.5% to 38.5% and discrete tax items are anticipated to be insignificant for the full year.  Our estimate of the full year tax rate reflects recent acquisitions and is subject to change and may be impacted by changes in our forecasts of operating profit in total or by taxing jurisdiction, or to changes in the tax laws and regulations.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents totaled $18.5 million at June 30, 2008, compared to $33.1 million at December 31, 2007. We believe that the combination of cash and cash equivalents on hand, as well as internally generated funds and amounts available under the Credit Agreement and other credit facilities are more than sufficient to meet our cash requirements for the next year. Our debt to total capitalization ratio was 28.0% and 1.8% at June 30, 2008 and December 31, 2007, respectively.

Cash Flow Summary

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:
	Six Months Ended
	June 30
	2008	2007
Operating activities	$(5,187)	$15,943
Investing activities - purchases of property, plant and equipment, net of disposals	(9,895)	(17,405)
Investing activities - (acquisitions)/divestitures	(81,600)	(2,045)
Investing activities - sales of short-term investments	-	14,250
Financing activities	81,559	(9,132)
Effect of exchange rate changes on cash and cash equivalents	540	295
Net change in cash and cash equivalents	$(14,583)	$1,906

Operating Activities

Operating activities used $5.2 million of cash for the six months ended June 30, 2008. Primary uses of cash included payments of 2007 annual performance awards, incentives, profit sharing and rebates as well as decreased accruals for these items in 2008. In addition, we have increased inventory levels due to higher demo and used inventories related to the introduction of new products and increased inventory at our Louisville distribution center and China locations. Partially offsetting these uses of cash was cash provided by net earnings of $13.5 million.

In the comparable 2007 period, operating activities provided $15.9 million of cash. Cash provided by operating activities was driven primarily by strong net earnings, and a decrease in cash income taxes paid, partially offset by a decrease in employee compensation and benefits and other accrued expenses and accounts payable. The decrease in employee compensation and benefits and other accrued expenses was primarily a result of payments of prior fiscal year performance awards, annual rebates, incentives and profit sharing. Timing of payments was the primary reason for the decrease in accounts payable.

Management evaluates how effectively we utilize two of our key operating assets, receivables and inventories, using accounts receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics are as follows (in days):

	June 30, 2008	December 31, 2007	June 30, 2007
DSO	66	61	61
DIOH	90	83	86

At June 30, 2008, DSO increased five days compared to June 30, 2007, primarily due to a higher mix of international receivables which have longer payment terms.  As compared to December 31, 2007, DSO increased five days primarily due to a higher frequency of extended payments.

At June 30, 2008, DIOH increased four days compared to June 30, 2007 and seven days compared to December 31, 2007 primarily due to pipeline fill for new products and increased inventory levels due to higher demo and used inventories related to the introduction of new products and increased inventory at our Louisville distribution center and China locations.

Investing Activities

Investing activities during the six months ended June 30, 2008 used $91.5 million in cash. Investing activities included the acquisitions of Applied and Alfa for $81.6 million and net capital expenditures of $9.9 million.  Investments in capital expenditures included technology upgrades, tooling related to new product development and investments in our Minnesota facilities to create a global R&D center of excellence to support product innovation efforts.

We currently anticipate full-year capital spending to be in the range of approximately $26 to $30 million, including capital spending related to our recent acquisitions.

During the six months ended June 30, 2007 the primary use of cash was net capital expenditures, which totaled $17.4 million and included investments in support of our footprint consolidation, global expansion initiatives and new product development. Other uses of cash during the first six months of 2007 also included the acquisition of Floorep Limited, a distributor of cleaning equipment based in Scotland. Floorep was purchased for $2.0 million, net of cash acquired. These uses were substantially offset by sales of short-term investments, which generated $14.3 million in cash during the six-month period.

Financing Activities

Net cash provided by financing activities was $81.6 million during the first six months of 2008, primarily from long-term borrowings totaling $87.5 million from our Credit Agreement with our bank group led by JPMorgan and $7.4 million in net short-term borrowings. Significant uses of cash included $8.3 million for repurchases of common stock under our share repurchase program and $4.8 million in dividend payments.

During the first six months of 2007, net cash used by financing activities was $9.1 million. Significant uses of cash included $8.7 million for repurchases of common stock under our share repurchase program and $4.5 million in dividend payments. Proceeds from issuance of common stock generated $4.3 million of cash in the first six months of 2007, primarily driven by employee stock options exercises.

Indebtedness

As of June 30, 2008, we have long-term debt of $87,500 outstanding in connection with our acquisitions of Applied and Alfa as further discussed in Note 4 and short-term debt of $8,000 outstanding for general corporate purposes, predominately working capital, on our Credit Agreement with our bank group led by JPMorgan. The interest rate on these long-term borrowings will adjust six months from the borrowing dates and on the short-term borrowings will adjust one month from the borrowing dates. We have classified the borrowings for our first quarter acquisitions as long-term debt as we have the intent and ability to extend or refinance such obligations on a long-term basis.  We have classified the borrowings for our general corporate purposes as short-term debt as we have the intent and ability to repay this amount within the next year. The Credit Agreement contains customary representations, warranties and covenants. We were in compliance with all such covenants as of June 30, 2008.

New Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS No. 162 is not expected to have an impact on our Consolidated Financial Statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP No. EITF 03-6-1"). FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data presentation to conform with the FSP No. EITF 03-6-1 provisions. FSP No. EITF 03-6-1 is effective for financial statements issued after December 15, 2008. We are currently evaluating the impact that the adoption of FSP No. EITF 03-6-1 will have on our Consolidated Financial Statements.

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

During 2007 and through the period ended June 30, 2008, our raw materials and other purchased component costs were unfavorably impacted by commodity prices. We will continue to focus on mitigating the risk of continued future raw material or other product component cost increases through product pricing, negotiations with our vendors and cost-reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices remain at their current levels or continue to increase, our results may be unfavorably impacted for the remainder of 2008.

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

Because our products are currently manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States, while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of June 30, 2008, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.

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

Cautionary Statement Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:
•	Geopolitical and economic uncertainty throughout the world.
•	Inflationary pressures.
•	Fluctuations in the cost or availability of raw materials and purchased components.
•	Ability to achieve anticipated global sourcing cost-reductions.
•	Successful integration of acquisitions, including ability to carry acquired goodwill at current values.
•	Ability to achieve growth plans.
•	Ability to achieve projections of future financial and operating results.
•	Ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.
•	Ability to benefit from production reallocation plans.
•	Success and timing of new technologies and products.
•	Ability to acquire, retain and protect proprietary intellectual property rights.
•	Potential for increased competition in our business.
•	Ability to attract and retain key personnel.
•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.
•	Changes in laws, including changes in accounting standards and taxation changes.
•	Unforeseen product quality problems.
•	Effects of litigation, including threatened or pending litigation.

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

Changes in Internal Control

There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

During the second quarter of 2008, a lawsuit was filed by a terminated distributor in Brazil and was settled.

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

			Total Number of
			Shares Purchased as
	Total Number		Part of Publicly	Maximum Number of
For the Quarter Ended	of Shares	Average Price	Announced Plans or	Shares that May Yet
June 30, 2008	Purchased (1)	Paid Per Share	Programs	Be Purchased
April 1 - 30, 2008	38,250	$40.25	38,000	603,274
May 1 - 31, 2008	82,161	34.72	81,800	521,474
June 1 - 30, 2008	9,638	32.51	9,500	511,974
Total	130,049	$36.19	129,300	511,974

(1) Includes 749 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options or restricted stock under employee compensation plans.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on April 29, 2008, for the purpose of electing two directors, ratifying the appointment of KPMG LLP as our independent registered public accounting firm and approving the 2009 Stock Incentive Plan. Results of shareholder voting on these matters were as follows:
			For	Withhold
1.	Election of two Class I directors for a three year term expiring in 2011:
	David Mathieson		14,751,715	1,984,191
	Stephen G. Shank		15,943,516	792,390

		For	Against	Abstain
2.	Ratify the appointment of KPMG LLP as registered independent public accounting firm of the Company.	16,094,722	635,270	5,914
3.	To approve the 2009 Short-Term Incentive Plan.	14,026,676	2,610,954	98,276

There were 18,528,133 shares of common stock entitled to vote at the meeting and a total of 16,735,906 shares (90.3%) were represented at the meeting.

Item 6.  Exhibits

Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.1	Tennant Company 2009 Short-Term Incentive Plan	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2008 Annual Meeting of Shareholders, filed on March 14, 2008.
10.2	Long-Term Incentive Plan 2008	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarterly period ended March 31, 2008.
10.3	Short-Term Incentive Plan 2008	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the quarterly period ended March 31, 2008.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32	Section 1350 Certifications	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 6, 2008	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	August 6, 2008	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)