Form 10-Q
period 2008-09-30
TENNANT CO
filed 2008-11-04
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of November 3, 2008, shares of Common Stock outstanding were 18,245,863.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net Sales	$185,935	$161,329	$548,120	$481,610
Cost of Sales	107,383	94,465	317,725	280,137
Gross Profit	78,552	66,864	230,395	201,473
Operating Expense:
Research and Development Expense	6,033	5,999	17,773	17,788
Selling and Administrative Expense	56,074	50,821	171,904	149,417
Gain on Divestiture of Assets	-	-	(246)	-
Total Operating Expense	62,107	56,820	189,431	167,205
Profit from Operations	16,445	10,044	40,964	34,268
Other Income (Expense):
Interest Income	306	463	834	1,379
Interest Expense	(1,142)	(234)	(2,827)	(683)
Foreign Currency Transaction Gain (Loss)	2,538	52	1,925	494
ESOP Income	769	866	1,783	1,982
Other Income (Expense), Net	(844)	54	(1,588)	(650)
Total Other Income (Expense), Net	1,627	1,201	127	2,522

Profit Before Income Taxes	18,072	11,245	41,091	36,790
Income Tax Expense	4,087	278	13,578	9,517
Net Earnings	$13,985	$10,967	$27,513	$27,273

Earnings per Share:
Basic Earnings	$0.77	$0.59	$1.50	$1.46
Diluted Earnings	$0.76	$0.57	$1.48	$1.42

Weighted Average Common Shares Outstanding:
Basic	18,216,063	18,653,240	18,338,025	18,693,191
Diluted	18,478,095	19,156,572	18,648,262	19,191,676

Cash Dividend Declared per Common Share	$0.13	$0.12	$0.39	$0.36

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except shares and per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$22,774	$33,092
Receivables, less Allowances of $3,948 and $3,264, respectively	142,059	127,491
Inventories	72,952	64,027
Prepaid Expenses	12,844	7,549
Deferred Income Taxes, Current Portion	9,193	8,076
Other Current Assets	1,679	489
Total Current Assets	261,501	240,724
Property, Plant and Equipment	280,963	263,643
Accumulated Depreciation	(176,274)	(167,092)
Property, Plant and Equipment, Net	104,689	96,551
Deferred Income Taxes, Long-Term Portion	3,794	2,670
Goodwill	62,272	29,053
Intangible Assets, Net	34,832	5,500
Other Assets	7,894	7,572
Total Assets	$474,982	$382,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Debt	$12,357	$2,127
Accounts Payable	31,591	31,146
Employee Compensation and Benefits	20,993	29,699
Income Taxes Payable	3,528	2,391
Other Current Liabilities	32,114	31,310
Total Current Liabilities	100,583	96,673
Long-term Liabilities:
Long-Term Debt	89,645	2,470
Employee-Related Benefits	23,386	23,615
Deferred Income Taxes, Long-Term Portion	4,844	752
Other Liabilities	6,169	6,129
Total Long-Term Liabilities	124,044	32,966
Total Liabilities	224,627	129,639
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,246,004 and 18,499,458 shares issued and outstanding, respectively	6,842	6,937
Additional Paid-In Capital	5,958	8,265
Retained Earnings	244,766	233,527
Accumulated Other Comprehensive Income (Loss)	(4,794)	5,507
Receivable from ESOP	(2,417)	(1,805)
Total Shareholders’ Equity	250,355	252,431
Total Liabilities and Shareholders’ Equity	$474,982	$382,070

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30
	2008	2007
OPERATING ACTIVITIES
Net Earnings	$27,513	$27,273
Adjustments to Net Earnings to Arrive at Operating Cash Flows:
Depreciation	14,933	12,620
Amortization	1,888	428
Deferred Tax Expense (Benefit)	1,788	1,293
Stock-Based Compensation Expense	484	2,767
ESOP Income, Net	(612)	(495)
Tax Benefit on ESOP	24	35
Provision for Bad Debts and Returns	1,366	1,682
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	(8,272)	1,013
Inventories	(6,304)	568
Accounts Payable	(5,039)	(4,558)
Employee Compensation and Benefits and Other Accrued Expenses	(10,640)	(8,274)
Income Taxes Payable	(5,372)	(1,374)
Other Current/Noncurrent Assets and Liabilities	(56)	(3,441)
Other, Net	952	1,845
Net Cash Provided by (Used for) Operating Activities	12,653	31,382
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(16,917)	(23,828)
Proceeds from Disposals of Property, Plant and Equipment	1,363	335
Acquisition of Businesses, Net of Cash Acquired	(82,161)	(2,588)
Purchases of Short-Term Investments	-	(7,925)
Sales of Short-Term Investments	-	14,250
Net Cash Flows Provided by (Used for) Investing Activities	(97,715)	(19,756)
FINANCING ACTIVITIES
Payments on Capital Leases	(2,204)	(1,759)
Change in Short-term Debt, Net	8,478	200
Payment of Long-term Debt	(6)	-
Issuance of Long-term Debt	87,500	-
Payment of Acquired Notes Payable	(455)	-
Purchases of Common Stock	(14,349)	(20,530)
Proceeds from Issuance of Common Stock	1,871	7,686
Tax benefit on Stock Plans	1,198	2,180
Dividends Paid	(7,178)	(6,751)
Net Cash Flows Provided by (Used for) Financing Activities	74,855	(18,974)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(111)	256
Net Increase (Decrease) in Cash and Cash Equivalents	(10,318)	(7,092)
Cash and Cash Equivalents at Beginning of Period	33,092	31,021
Cash and Cash Equivalents at End of Period	$22,774	$23,929
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Income Taxes	$13,998	$10,918
Interest	$2,522	$367
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$1,325	$1,368
Collateralized Borrowings Incurred for Operating Lease Equipment	$1,482	$448

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP FAS No. 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and liabilities. We adopted the required provisions of SFAS No. 157 as of January 1, 2008 and will adopt the remaining provisions as of December 31, 2008. The adoption on January 1, 2008 did not have an impact on our financial position or results of operations. We do not expect the adoption of the remaining provisions to have a material impact on our Consolidated Financial Statements.

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

During the third quarter of 2007, management approved a restructuring action in an effort to better match skill sets and talent in evolving functional areas that are critical to successful execution of our strategic priorities. The restructuring action resulted in the recognition of pretax charges of $2,194 during the second half of 2007.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

A reconciliation of the beginning and ending liability balances is as follows:

Severance, Early Retirement and Related Costs
2007 restructuring action	$2,194
Cash payments	(836)
Foreign currency adjustments	31
Balance as of December 31, 2007	1,389
Cash payments	(580)
Foreign currency adjustments	43
Balance as of March 31, 2008	852
Cash payments	(470)
Foreign currency adjustments	(2)
Balance as of June 30, 2008	380
Cash payments	(57)
Foreign currency adjustments	(14)
Balance as of September 30, 2008	$309

There were no restructuring charges during the three and nine months ended September 30, 2008.

4.	Acquisitions and Divestitures

Acquisitions

On August 15, 2008, we acquired Shanghai ShenTan Mechanical and Electrical Equipment Co. Ltd. (“Shanghai ShenTan”) for a purchase price of $598 in cash.  The acquisition of Shanghai ShenTan, a 12 year exclusive distributor of Tennant Products in Shanghai, China, will accelerate Tennant’s strategy to grow its direct sales and service business in the key economic area of Shanghai. The purchase agreement also provides for additional contingent consideration to be paid in each of the three one-year periods following the acquisition date if certain future revenue targets are met and if other future events occur.  We anticipate that any amount paid under this earn-out would be considered additional purchase price. The earn-out is denominated in foreign currency which approximates $600 in the aggregate and is to be calculated based on 1) growth in revenues and 2) visits to specified customer locations during each of the three one-year periods following the acquisition date.

On March 28, 2008, we acquired Sociedade Alfa Ltda (“Alfa”) for a purchase price of $11,805 in cash and $1,447 in debt assumed, subject to certain post-closing adjustments. Alfa manufactures the Alfa brand of commercial cleaning machines, is based in Sao Paulo, Brazil, and is recognized as the market leader in the Brazilian cleaning equipment industry. The purchase agreement with Alfa also provides for additional contingent consideration to be paid if certain future revenue targets are met.  We anticipate that any amount paid under this earn-out would be considered additional purchase price.  The earn-out is denominated in foreign currency which approximates $7,000 and is to be calculated based on growth in revenues during the 2009 calendar year, with an interim calculation based on growth in 2008 revenues.  There is no maximum earn-out that can be earned during the interim period; however, the maximum earn-out that can be paid for the interim period approximates $1,500. Any amount earned as of the interim date in excess of the maximum payment will be held in escrow and will not be paid until the final earn-out calculation is completed.

On February 29, 2008, we acquired Applied Sweepers, Ltd. (“Applied”) a privately-held company based in Falkirk, Scotland, for a purchase price of $75,199 in cash. Applied is the manufacturer of Green Machines® and is recognized as the leading manufacturer of sub-compact outdoor sweeping machines in the United Kingdom (“U.K.”). Applied also has locations in the United States, France and Germany and sells through a broad distribution network around the world.

The results of Applied’s, Alfa’s and Shanghai ShenTan’s operations have been included in the Condensed Consolidated Financial Statements since their respective dates of acquisition. The purchase price allocations are preliminary and will be adjusted based upon the final determination of fair value of assets acquired and liabilities assumed.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

The components of the purchase price have been allocated as follows:

Net tangible assets acquired	$10,920
Identified intangible assets	34,653
Goodwill	36,588
Total purchase price, net of cash acquired	$82,161

The following pro forma consolidated condensed financial results of operations for the three and nine months ended September 30, 2008 and 2007 are presented as if the Applied and Alfa acquisitions had been completed at the beginning of each period presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Pro forma net sales	$185,935	$171,640	$557,291	$517,355
Pro forma net earnings	13,985	10,835	27,887	29,825

Pro forma earnings per share:
Basic	0.77	0.58	1.52	1.60
Diluted	0.76	0.57	1.50	1.55

Weighted average common shares outstanding:
Basic	18,216,063	18,653,240	18,338,025	18,693,191
Diluted	18,478,095	19,156,572	18,648,262	19,191,676

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

Divestitures

On June 20, 2008, we completed the sale of certain assets related to our Centurion product to Wayne Sweepers LLC (“Wayne Sweepers”) and agreed not to compete with this specific type of product in North America for a period of two years from the date of sale.  In exchange for these assets, we received $100 in cash and financed the remaining purchase price of $525 to Wayne Sweepers over a period of three and a half years and will receive equal quarterly payments of approximately $38 beginning in the fourth quarter of 2008.  As a result of this divestiture, we recorded a pre-tax gain of $246 in our Profit from Operations in the Condensed Consolidated Statements of Earnings and a reduction primarily to property, plant and equipment. We will also receive approximately an additional $900 in royalty payments on the first approximately 250 units manufactured and sold by Wayne Sweepers.  These royalty payments will be received and recognized quarterly as the units are sold.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

5.	Inventories

Inventories are valued at the lower of cost or market. Inventories at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
Inventories carried at LIFO:
Finished goods	$49,913	$41,921
Raw materials, production parts and work-in-process	17,029	18,045
LIFO reserve	(27,738)	(27,858)
Total LIFO inventories	39,204	32,108

Inventories carried at FIFO:
Finished goods	21,657	22,369
Raw materials, production parts and work-in-process	12,091	9,550
Total FIFO inventories	33,748	31,919
Total inventories	$72,952	$64,027

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

Nine Months Ended
September 30
Balance at December 31, 2007	$29,053
Additions	37,289
Foreign currency fluctuations	(4,070)
Balance at September 30, 2008	$62,272

The balances of acquired intangible assets, excluding goodwill, are as follows:

	Customer Lists,
	Service Contracts
	and Order Book	Trade Name	Technology	Total
Balance as of December 31, 2007:
Original cost	$3,961	$295	$1,900	$6,156
Accumulated amortization	(593)	(295)	(452)	(1,340)
Foreign currency fluctuations	510	-	174	684
Carrying value	$3,878	$-	$1,622	$5,500
Weighted-average original life (in years)	14	4	10

Balance as of September 30, 2008:
Original cost	$29,865	$6,659	$4,285	$40,809
Accumulated amortization	(1,820)	(460)	(750)	(3,030)
Foreign currency fluctuations	(2,158)	(671)	(118)	(2,947)
Carrying value	$25,887	$5,528	$3,417	$34,832
Weighted-average original life (in years)	15	3	12

Amortization expense on intangible assets for the three and nine months ended September 30, 2008 was $684 and $1,690, respectively. Amortization expense on intangible assets for the three and nine months ended September 30, 2007 was $107 and $585, respectively.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

The additions to goodwill and other intangible assets during the nine months ended September 30, 2008 were based on the preliminary purchase price allocations of Applied, Alfa and Shanghai ShenTan as described in Note 4, plus adjustments to goodwill related to the Floorep acquisition in February 2007. The Applied intangible assets consisted of customer lists, service contracts, trade name and technology with useful lives of 15 to 25 years, 4 years, 14 years and 11 years, respectively. The Alfa intangible asset consisted of a customer list and is amortized over a useful life of 12 years.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years is as follows:

Remaining 2008	$759
2009	3,081
2010	2,976
2011	2,973
2012	2,973
Thereafter	22,070
Total	$34,832

7.	Short- and Long-Term Debt

Debt and weighted average interest rate on debt outstanding are summarized as follows:

	Weighted
	Average
	Interest Rate	September 30,	December 31,
	September 30, 2008	2008	2007
Short-term debt	3.22%	$9,605	$205
Long-term debt	3.32%	87,582	-
Collateralized borrowings	2.94%	1,507	696
Capital lease obligations	8.00%	3,308	3,696
Total outstanding debt		102,002	4,597
Less: current portion		12,357	2,127
Total		$89,645	$2,470

As of September 30, 2008, we have long-term debt of $87,500 outstanding in connection with our acquisitions of Applied and Alfa as further discussed in Note 4 and short-term debt of $9,500 outstanding for general corporate purposes, predominately working capital, on our Credit Agreement with our bank group led by JPMorgan. The interest rate on these long-term borrowings will adjust three months from the borrowing dates and on the short-term borrowings will adjust one month from the borrowing date. We have classified the borrowings for our first quarter acquisitions as long-term debt as we have the intent and ability to extend or refinance such obligations on a long-term basis. We have classified the borrowings for our general corporate purposes as short-term debt as we have the intent and ability to repay this amount within the next year. The Credit Agreement contains customary representations, warranties and covenants. We continue to be in compliance with all applicable debt covenants as of September 30, 2008.

On July 28, 2008, we amended and renewed our existing unsecured revolving facilities (the “Facilities”) with Bank of America, National Association that was to expire on August 28, 2008.  The amendment extends the maturity date to August 28, 2009 and increases the capacity from 14,600 Renminbi, or approximately $1,900 to 20,100 Renminbi, or approximately $2,900, and is available for general working capital purposes. There were no other material changes in terms or conditions.

On March 28, 2008, as part of our acquisition of Alfa, we assumed debt totaling $1,447.  We repaid the full notes payable balance of $455 upon acquisition and repaid an additional $664 of short-term debt during the quarter ended June 30, 2008.

On March 15, 2008, the balance of $205 on our revolving Credit Facility with Bank of America was paid in full.

During the nine months ended September 30, 2008, commitment fees totaled $86.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

8.	Retirement Benefit Plans

As of September 30, 2008, we had four defined benefit pension plans and a postretirement medical plan, which are described in Note 10 of the 2007 Annual Report on Form 10-K. We have contributed $96 and $233 during the third quarter of 2008 and $294 and $634 during the first nine months of 2008 to our pension plans and to our postretirement medical plan, respectively.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks and short-term liquidity associated with certain investments held by the U.S. Pension Plan which could impact the value of investments after the date of these financial statements. There has been a negative return on Plan assets through September 30, 2008 which could ultimately affect the funded status of the Plan. The ultimate impact on the funded status will be determined based upon market conditions in effect when the annual valuation for the year ended December 31, 2008 is performed. If a cash contribution is deemed necessary, it would be required to be paid no later than September 15, 2010.

The components of the net periodic benefit cost for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Pension Benefits:
Service cost	$221	$255	$675	$762
Interest cost	638	601	1,930	1,793
Expected return on plan assets	(799)	(761)	(2,418)	(2,277)
Recognized actuarial (gain) loss	(54)	(3)	(162)	(11)
Amortization of transition (asset) obligation	(5)	19	(17)	58
Amortization of prior service cost	139	140	415	422
Foreign currency	(294)	84	(222)	97
Net periodic benefit cost	$(154)	$335	$201	$844

Postretirement Medical Benefits:
Service cost	$32	$35	$96	$107
Interest cost	198	184	594	550
Recognized actuarial (gain) loss	-	8	-	26
Amortization of prior service cost	(145)	(145)	(435)	(435)
Net periodic benefit cost	$85	$82	$255	$248

9.	Guarantees

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines generally range from one to four years. The changes in warranty reserve balances for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended
	September 30
	2008	2007
Beginning balance	$6,950	$6,868
Additions charged to expense	6,416	5,799
Acquired reserves	92	-
Change in estimate	-	(45)
Foreign currency fluctuations	(46)	151
Claims paid	(7,037)	(5,830)
Ending balance	$6,375	$6,943

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $11,893, of which we have guaranteed $9,384. As of September 30, 2008, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $646 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

10.	Income Tax

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

We are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2007 and with limited exceptions, state and foreign income tax examinations for taxable years before 2003. The IRS completed its examination of the U.S. income tax returns for the years 2005 and 2006 during the third quarter.  The IRS’s adjustments to certain tax positions were fully reserved.  As a result of the additional tax payment made at the completion of the examination, unrecognized tax benefits were reduced by $178.

Unrecognized tax benefits were also reduced by $819 for expiration of statute of limitations in various jurisdictions and resolution of other tax matters during the quarter.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Included in the liability of $6,039 for unrecognized tax benefits as of September 30, 2008 was approximately $423 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the income tax expense.

We do not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

We are currently evaluating any potential purchase accounting impact from our three acquisitions that closed during the first nine months of 2008.

In the second quarter of 2008, we identified an immaterial error in our reserves for uncertain tax positions.  The reserves were understated by $619 ($546 after tax) due to an inadvertent omission of reserves for uncertain tax positions related to tax years 2004 to 2006. We recorded the correction of this error in the second quarter ended June 30, 2008 as an increase to long-term FIN 48 liability partially offset by an increase to long-term deferred tax asset for the federal benefit of the increased liability.  Income tax expense increased by $546, which resulted in an increase in the year-to-date effective tax rate of 1.3%.   Neither the origination nor the correction of the error was material to our consolidated financial statements in the current or prior periods.

11.	Stock-Based Compensation

The following table presents the components of stock-based compensation expense for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30
	2008	2007
Stock options and stock appreciation rights	$281	$715
Restricted share awards	661	778
Performance share awards	(478)	1,137
Share-based liabilities	20	137
Total stock-based compensation expense	$484	$2,767

During the first nine months of 2008 we granted 36,636 restricted shares.  The grant date fair value of each share awarded was $35.43.  Restricted share awards typically have a two or three year vesting period from the effective date of grant. The total fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $837 and $627, respectively.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

12.	Earnings Per Share Computations

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Numerator:
Net earnings	$13,985	$10,967	$27,513	$27,273
Denominator:
Basic - weighted average outstanding shares	18,216,063	18,653,240	18,338,025	18,693,191
Effect of dilutive securities:
Employee stock options	262,032	503,332	310,237	498,485
Diluted - weighted average outstanding shares	18,478,095	19,156,572	18,648,262	19,191,676
Basic earnings per share	$0.77	$0.59	$1.50	$1.46
Diluted earnings per share	$0.76	$0.57	$1.48	$1.42

Certain options to purchase shares of common stock were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive. For the three months ended September 30, 2008 and 2007, respectively, 55,753 and 18,000 anti-dilutive shares were outstanding. For the nine months ended September 30, 2008 and 2007, respectively, 32,217 and 36,415 anti-dilutive shares were outstanding.

13.	Comprehensive Income (Loss)

We report Accumulated Other Comprehensive Income (Loss) as a separate item in the Shareholders’ equity section of the Balance Sheet. Comprehensive income (loss) is comprised of the net earnings and other comprehensive income (loss). For the three and nine months ended September 30, 2008 and 2007 other comprehensive income (loss) consisted of foreign currency translation adjustments and amortization and remeasurement of pension items as required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The reconciliations of net earnings to comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net earnings	$13,985	$10,967	$27,513	$27,273
Foreign currency translation adjustments	(14,936)	1,639	(10,499)	2,649
SFAS No. 158 pension items	(66)	(14)	198	(113)
Comprehensive income (loss)	$(1,017)	$12,592	$17,212	$29,809

14.	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments. In accordance with the objective and basic principles of the standard we aggregate our operating segments, shown below, into one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. Our products are sold in North America; Europe, Middle East and Africa; and Other International markets including Asia Pacific and Latin America.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

The following table sets forth net sales by geographic area (net of intercompany sales):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
North America	$107,193	$104,672	$314,008	$309,017
Europe, Middle East, Africa	55,300	42,106	171,698	128,359
Other International	23,442	14,551	62,414	44,234
Total	$185,935	$161,329	$548,120	$481,610

15.	Related Party Transactions

In June 2008, we entered into a settlement agreement with a former member of the Board of Directors to pay $356 to resolve a disputed claim alleging that we failed to provide adequate notice of the expiration of stock options upon resignation from the Board. The payment represents a portion of the value of the vested stock options that expired upon resignation from the Board.  This charge was included within selling and administrative expense in the Consolidated Statements of Earnings for the second quarter ended June 30, 2008.

During the first quarter of 2008, we acquired Applied and Alfa and entered into lease agreements for certain properties owned by or partially owned by the former owners of these entities. These individuals are also currently employees of Tennant. Lease payments made under these lease agreements totaled approximately $167 for the nine months ended September 30, 2008.

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

Net earnings for the third quarter of 2008 were $14.0 million, or $0.76 per diluted share, up 27.5% compared to $11.0 million in the third quarter of 2007. Net earnings in the third quarter of 2008 were favorably impacted by growth in net sales of 15.3% and a 80 basis point improvement in gross margins.  S&A expense as a percentage of sales was 130 basis points lower in the third quarter of 2008 compared to same quarter last year. The improvement as a percentage of sales in the third quarter of 2008 is primarily due to a 2007 third quarter restructuring charge as well as cost control actions put in place earlier in 2008.

The 2007 third quarter included the recognition of a pretax restructuring charge of $1.7 million ($1.2 million after-tax or $0.06 per diluted share).  Management approved the restructuring action during September 2007 in an effort to better match skill sets and talent in evolving functional areas that are critical to successful execution of strategic priorities as discussed in Note 3 to the Consolidated Financial Statements. This action impacted approximately 60 positions within a workforce of 2,700, or about two percent of the employee base. The charge consisted primarily of severance, outplacement benefits and recruiting expenses and was included within Selling and Administrative Expense in the Consolidated Statements of Earnings.

The 2008 third quarter included a $2.7 million net foreign currency gain from the settlement of forward contracts related to a British Pound denominated loan, adding $0.09 per diluted share to earnings.

Benefits from discrete tax items primarily related to U.S. Federal tax settlements added $0.10 per diluted share to earnings in the third quarter of 2008.  A net tax benefit of $0.19 per diluted share was also recognized in the third quarter of 2007. The benefit related to the reversal of a tax valuation allowance on foreign net operating loss carryforwards and was partially offset by the impact of tax rate changes in foreign jurisdictions on deferred taxes.

The total net effect of unusual items including the $0.09 per diluted share net foreign currency gain and the net tax benefit of $0.10 per diluted share was a positive $0.19 per diluted share in the third quarter of 2008.  For the third quarter of 2007, the net effect of unusual items including the $0.06 per diluted share restructuring charge and net tax benefit of $0.19 per diluted share was a positive $0.13 per diluted share.

The third quarter of 2008 also included dilution of $0.01 per diluted share from the acquisitions of Applied and Alfa.

Net earnings for the nine months ended September 30, 2008 increased 0.9% to $27.5 million, or $1.48 per diluted share, compared to $27.3 million in the first nine months of 2007.  Net earnings in the first nine months of 2008 were favorably impacted by growth in net sales of 13.8%.  Gross margins were relatively flat in the first nine months of 2008 and 2007 at 42.0% and 41.8%, respectively.  The growth in S&A expense in the first half of the year outpaced sales growth, due in part to investments in infrastructure made earlier in the year to expand market coverage as well as new product launch expenses. An increase in interest expense on our outstanding debt balance also contributed to lower earnings in the first nine months of 2008 when compared to the prior year.

Included in results for the first nine months of 2008 were net benefits from unusual items of $0.09 per diluted share. For the first nine months of 2007, the net effect of unusual items was a positive $0.13 per diluted share. The results for the first nine months of 2008 also included a $0.07 per diluted share dilutive impact related to our acquisitions.

Historical Results

The following compares the historical results of operations for the three and nine month periods ended September 30, 2008 and 2007 in dollars and as a percentage of net sales (dollars in thousands, except earnings per diluted share):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2008	%	2007	%	2008	%	2007	%
Net sales	$185,935	100.0	$161,329	100.0	$548,120	100.0	$481,610	100.0
Cost of sales	107,383	57.8	94,465	58.6	317,725	58.0	280,137	58.2
Gross profit	78,552	42.2	66,864	41.4	230,395	42.0	201,473	41.8

Research and
development expense	6,033	3.2	5,999	3.7	17,773	3.2	17,788	3.7
Selling and
administrative expense	56,074	30.2	50,821	31.5	171,904	31.4	149,417	31.0
Gain on divestiture of asset	-	-	-	-	(246)	-	-	-

Profit from operations	16,445	8.8	10,044	6.2	40,964	7.4	34,268	7.1
Other income (expense), net	1,627	0.9	1,201	0.7	127	-	2,522	0.5

Profit before income taxes	18,072	9.7	11,245	6.9	41,091	7.4	36,790	7.6
Income tax expense	4,087	2.2	278	0.2	13,578	2.5	9,517	2.0
Net earnings	$13,985	7.5	$10,967	6.7	$27,513	4.9	$27,273	5.7
Earnings per diluted share	$0.76		$0.57		$1.48		$1.42

Net Sales

Consolidated net sales for the third quarter of 2008 totaled $185.9 million, an increase of $24.6 million or 15.3% compared to 2007. Consolidated net sales for the first nine months of 2008 totaled $548.1 million, an increase of $66.5 million or 13.8% compared to 2007.

The components of the consolidated net sales change for the three and nine months ended of 2008 as compared to 2007 were as follows:

	% Change from 2007
	Three Months Ended	Nine Months Ended
	September 30	September 30
Organic Growth:
Volume	0%	(1%)
Price	4%	4%
	4%	3%
Foreign Currency	3%	5%
Acquisitions	8%	6%
Total	15%	14%

The 15.3% increase in consolidated net sales in the third quarter of 2008 from 2007 was primarily driven by:

•	an increase of 8% in sales due to our March 28, 2008 acquisition of Alfa and our February 29, 2008 acquisition of Applied;
•	a favorable direct foreign currency exchange impact of 3%; and
•
organic growth of 4%, driven almost entirely by the net impact of pricing actions taken worldwide to mitigate the impact of inflationary cost increases as overall our base business volume was essentially flat compared to the third quarter last year.

The 13.8% increase in consolidated net sales for the first nine months of 2008 from 2007 was primarily driven by:

•	an increase of 6% in sales due to our March 28, 2008 acquisition of Alfa, our February 29, 2008 acquisition of Applied and our February 1, 2007 acquisition of Floorep;
•	a favorable direct foreign currency exchange impact of 5%; and
•
organic growth of 3%, driven almost entirely by the net impact of pricing actions taken worldwide to mitigate the impact of inflationary cost increases as overall our base business volume was down slightly compared to the first nine months of 2007.

The following table sets forth the net sales by geographic area for the three and nine month periods ended September 30, 2008 and 2007 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2008	2007	%	2008	2007	%
North America	$107,193	$104,672	2.4	$314,008	$309,017	1.6
Europe, Middle East and Africa	55,300	42,106	31.3	171,698	128,359	33.8
Other International	23,442	14,551	61.1	62,414	44,234	41.1
Total	$185,935	$161,329	15.3	$548,120	$481,610	13.8

North America

North American net sales were $107.2 million for the third quarter of 2008, an increase of 2.4% from the third quarter of 2007. Acquisitions also added approximately 0.5% to net sales within this market in the third quarter. Price increases taken to mitigate the impact of inflationary cost increases across all product lines contributed to growth in net sales in the third quarter of 2008.  In addition to benefits from our annual pricing action taken in the first quarter of 2008, we also began to see benefits from transportation and service rate increases and surcharges.   A decline in unit volume of our industrial and outdoor equipment offset the majority of these increases. We continued to see a longer sales cycle for our products during the third quarter, with customers delaying their purchases due to broader economic factors.  The direct impact of favorable foreign currency on net sales within North America was approximately 0.5% during the third quarter of 2008.

Sales increased 1.6% to $314.0 million in North America for the nine months ended September 30, 2008 compared to the same period in 2007. The favorable direct impact of foreign currency increased net sales within North America by approximately 1% and acquisitions added approximately 0.5% during the first nine months of 2008. Organic growth within North America has been constrained during the first nine months of 2008 due to lower demand for our industrial and outdoor equipment resulting from a sluggish U.S. economy.  However, benefits from pricing actions across all product lines along with organic growth within our service, parts and consumables business have helped offset the decline in equipment unit volume.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa (“EMEA”), net sales increased 31.3% to $55.3 million for the third quarter of 2008 as compared to the third quarter of 2007. Favorable direct foreign currency exchange fluctuations increased net sales by approximately 6% in the third quarter of 2008. Acquisitions added approximately 20% to net sales within this market in the third quarter.  Organic growth accounted for the remainder of the increase in the third quarter of 2008 when compared to the same period last year as benefits from pricing actions more than offset a decline in equipment unit volume.

EMEA net sales increased 33.8% to $171.7 million for the nine months ended September 30, 2008. Favorable direct foreign currency exchange fluctuations added approximately 12% to EMEA net sales for the nine months ended September 30, 2008. Acquisitions added approximately 17% to net sales within this market for the first nine months of 2008.  Organic growth accounted for the remainder of the year-to-date increase in net sales, with contributions from pricing actions accounting for the majority of the growth as equipment unit volumes were only slight up over the first nine months of last year.

Other International

Our Other International markets are comprised of the following key geographic regions: China and other Asia Pacific markets, Japan, Australia and Latin America.  Net sales in these markets for the third quarter of 2008 totaled $23.4 million, up 61.1% from the third quarter of 2007.  Favorable direct foreign currency translation exchange effects increased sales in Other International markets by approximately 5% in the 2008 third quarter. Acquisitions added approximately 29% to net sales within this market during the third quarter. Organic growth in net sales was driven by equipment unit volume increases, in part due to expanded market coverage within these markets including emerging markets such as China and Brazil. Higher selling prices in certain regions also contributed to the organic growth in net sales.

Net sales for the first nine months of 2008 in Other International markets increased 41.1% to $62.4 million compared to the same period last year.  Favorable direct foreign currency translation exchange effects increased sales by approximately 6%.  Acquisitions added approximately 14% to net sales within this market during the first nine months of 2008. Organic growth in net sales was driven by equipment unit volume as well as higher selling prices in certain regions.

Gross Profit

Gross profit margin was 42.2% for the third quarter of 2008 compared with 41.4% reported in 2007. The increase in gross profit margin was primarily due to a positive impact from selling price increases and cost-reduction initiatives that more than offset higher raw material and purchased component costs in the quarter.  Favorable impacts from foreign currency fluctuations and sales mix also improved gross margins in the quarter.

Gross profit margin was 42.0% for the first nine months of 2008 compared with 41.8% in 2007.  Selling price increases and cost-reduction initiatives offset higher raw material and purchased component costs through the first nine months of 2008.   A favorable impact from foreign currency fluctuations also improved gross margins during the first nine months of 2008.  Somewhat offsetting this improvement was the $1.2 million of expense from the flow-through of fair market value inventory step-up from the company’s acquisitions of Applied and Alfa that unfavorably impacted year-to-date gross margins by 30 basis points.

Operating Expense

Research & Development Expense

Research and development (“R&D”) expense in the third quarter of 2008 was $6.0 million and also $6.0 million in 2007. R&D expense as a percentage of net sales was 3.2% for the third quarter of 2008 compared to 3.7% in the comparable quarter last year.

R&D expense for the nine months ended September 30, 2008 was $17.8 million and also $17.8 million in 2007. R&D expense as a percentage of net sales was 3.2% for the first nine months of 2008 compared to 3.7% in the same period last year, which is in line with our target of investing 3% to 4% of net sales annually on R&D.

Selling & Administrative Expense

Selling and administrative (“S&A”) expense in the third quarter of 2008 increased $5.3 million, or 10.3% to $56.1 million from $50.8 million in 2007. The inclusion of expense from our 2008 acquisitions of Applied and Alfa added $3.7 million to S&A expense during the third quarter of 2008.  Unfavorable direct foreign currency exchange added approximately $1.2 million to the increase in the third quarter of 2008 S&A expense.

The remaining $0.4 million, or approximately 1%, increase in expenses during the 2008 third quarter was due to infrastructure investments implemented in the first quarter to expand market coverage within our international geographies and higher compensation and benefits costs as a result of wage rate and cost increases.  These increases were partially offset by a decrease in performance-based compensation in the third quarter of 2008 as compared to the same period last year, as well as benefits from actions taken to control costs and limit discretionary spending implemented during the second quarter.

The 2007 third quarter included the recognition of a pretax restructuring charge of $1.6 million and related expenses of $0.1 million.   Management approved this restructuring action during September 2007 in an effort to better match skill sets and talent in evolving functional areas that are critical to successful execution of strategic priorities. This action impacted approximately 60 positions within a workforce of 2,700, or about two percent of the employee base. The charge consisted primarily of severance, outplacement benefits and recruiting expenses.

For the nine months ended September 30, 2008, S&A expense increased $22.5 million, or 15.0% to $171.9 million from $149.4 million in the comparable period last year. The inclusion of expense from our 2008 acquisitions of Applied and Alfa added $7.5 million to S&A expense during the nine months ended September 30, 2008.  Unfavorable direct foreign currency exchange added approximately $6.0 million to the increase in S&A expense for the nine months ended September 30, 2008.  As discussed above, the first nine months of 2007 included a $1.6 million restructuring charge and related expenses of $0.1 million.

The remaining $9.0 million, or approximately 6%, increase in expenses during the first nine months of 2008 was due in part to infrastructure investments implemented in the first quarter to expand market coverage within our international geographies, an increase in marketing expenses, in part to support new product launches, and expenses associated with four separate legal settlements that were recognized in the second quarter. These increases were partially offset by a decrease in performance-based compensation in the first nine months of 2008 as compared to the same period last year, as well as benefits from actions taken to control costs and limit discretionary spending implemented during the second quarter.

S&A expense as a percentage of net sales was 30.2% for the third quarter of 2008, down from 31.5% in the comparable quarter last year.  The improvement as a percentage of sales in the third quarter of 2008 is primarily due to the 2007 third quarter restructuring charge and cost control actions put in place in 2008.

S&A expense as a percentage of net sales for the nine months ended September 30, 2008 was 31.4%, up from the 31.0% in the comparable period last year.  S&A expense as a percentage of sales in the first six months of 2008 increased over the prior year as growth in S&A expenses outpaced sales growth, due in part to investments in infrastructure made earlier in the year to expand market coverage and the inclusion of expenses in the second quarter of 2008 for four separate legal settlements.

Gain on Divestiture of Assets

During the second quarter of 2008, we realized a pre-tax gain of $0.2 million on the divestiture of assets related to our Centurion chassis-mounted street sweeper product.

Other Income (Expense), Net

The increase (decrease) in total other income (expense), net for the three and nine month periods ended September 30, 2008, as compared to the same periods in 2007 was an increase of $0.4 million and a decrease of $2.4 million, respectively.  Other income (expense), net was impacted by the following factors during the third quarter and first nine months of 2008 compared to the same periods of 2007:

Interest income decreased by $0.2 and $0.5 million for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods of 2007. The unfavorable comparison between 2008 and 2007 reflects the impact of a decline in interest rates between periods on lower average cash levels.

Interest expense increased by $0.9 million and $2.1 million for the three and nine month periods ended September 30, 2008 as we became a net debtor during the first quarter of 2008 borrowing against our revolving Credit Facility, primarily to fund the two acquisitions closed during the first quarter of 2008.

The net change from the prior year of foreign currency gains for the three and nine month periods ended September 30, 2008 was $2.5 million and $1.4 million, respectively. The 2008 third quarter included a $2.7 million net foreign currency gain from the settlement of forward contracts related to a British Pound denominated loan, which was the most significant contributor to the change in net foreign currency between quarters. For the first nine months, this gain was partially offset by the $0.9 million unfavorable movement in the foreign currency exchange rates related to a deal contingent non-speculative forward contract that we entered into which fixed the cash outlay in U.S. dollars for the Alfa acquisition in the first quarter of 2008.

ESOP income decreased $0.1 million and $0.2 million during the three and nine month periods ended September 30, 2008, respectively.  We benefit from ESOP income when the shares held by Tennant’s ESOP Plan are utilized and the basis of those shares is lower than the current average stock price.  This benefit is offset in periods when the number of shares needed exceeds the number of shares available from the ESOP as the shortfall must be issued at the current market rate which is generally higher than the basis of the ESOP shares.  During the three and nine months ended September 30, 2008 compared to the same period in 2007, we experienced a lower average stock price and our 2008 current estimate incorporates the expected  need to issue additional shares in the fourth quarter of 2008.

The third quarter 2008 included a $1.0 million contribution to Tennant’s charitable foundation.  A similar contribution was not made during the third quarter of 2007.  On a year-to-date basis, contributions to the Tennant’s charitable foundation are up $0.6 million over the prior year.

For the first nine months of 2008, other income (expense) included $0.7 million in cost associated with potential acquisitions that we did not complete while the first nine months of 2007 included $0.3 million of costs associated with a potential acquisition that we did not complete.

Income Taxes

The effective tax rate in the third quarter of 2008 was 22.6% compared to the effective rate in the third quarter of the prior year of 2.5%. The year-to-date effective rates were 33.0% for 2008 compared to 25.9% for 2007. The third quarter of 2007 included net favorable unusual discrete items primarily related to the reversal of a $4.1 million German valuation allowance, net of the impact of tax rate changes in foreign jurisdictions on deferred taxes.

The decrease in the 2008 effective tax rate, including discrete tax items, between quarters is primarily related to the settlement of the U.S. Federal examination covering 2005 and 2006, expiration of statute of limitations in various jurisdictions, resolution of other tax matters and the mix in expected full year taxable earnings by country.  The effective tax rate was also negatively impacted by 1.3% due to a correction of an immaterial error related to reserves for uncertain tax positions covering tax years 2004 to 2006. See Note 10 for further discussion.

We expect our 2008 base tax rate, excluding year-to-date discrete tax items, will be approximately 36% and discrete tax items are anticipated to be insignificant for the fourth quarter.  Our estimate of the full year tax rate reflects recent acquisitions and is subject to change and may be impacted by changes in our forecasts of operating profit in total or by taxing jurisdiction, or to changes in the tax laws and regulations.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents totaled $22.8 million at September 30, 2008, compared to $33.1 million at December 31, 2007. We believe that the combination of cash and cash equivalents on hand, as well as internally generated funds and amounts available under the Credit Agreement and other credit facilities are sufficient to meet our cash requirements for the next year. Our debt to total capitalization ratio was 29.0% and 1.8% at September 30, 2008 and December 31, 2007, respectively.

Cash Flow Summary

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	Nine Months Ended
	September 30
	2008	2007
Operating activities	$12,653	$31,382
Investing activities - purchases of property, plant and equipment, net of disposals	(15,554)	(23,493)
Investing activities - (acquisitions)/divestitures	(82,161)	(2,588)
Investing activities - change in short-term investments	-	6,325
Financing activities	74,855	(18,974)
Effect of exchange rate changes on cash and cash equivalents	(111)	256
Net change in cash and cash equivalents	$(10,318)	$(7,092)

Operating Activities

Operating activities provided $12.7 million of cash for the nine months ended September 30, 2008. Primary uses of cash included payments of 2007 annual performance awards, incentives, profit sharing and rebates as well as lower accruals for these items in 2008 and higher receivables due to net sales growth over the 2007 third quarter, especially in the last month of the quarter. In addition, we have increased inventory levels due to higher demo and used inventories related to the introduction of new products and increased inventory at our Louisville distribution center and China locations. Partially offsetting these uses of cash was cash provided by net earnings of $27.5 million.

In the comparable 2007 period, operating activities provided $31.4 million of cash. Cash provided by operating activities was driven primarily by strong net earnings, and a decrease in cash income taxes paid, partially offset by a decrease in employee compensation and benefits and other accrued expenses and accounts payable. The decrease in employee compensation and benefits and other accrued expenses was primarily a result of payments of prior fiscal year performance awards, annual rebates, incentives and profit sharing. Timing of payments was the primary reason for the decrease in accounts payable.

Management evaluates how effectively we utilize two of our key operating assets, receivables and inventories, using accounts receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. These metrics are as follows (in days):

	September 30, 2008	December 31, 2007	September 30, 2007
DSO	70	61	65
DIOH	89	83	89

At September 30, 2008, DSO increased five days compared to September 30, 2007, and nine days compared to December 31, 2007, primarily due to a higher mix of international receivables which carry longer payment terms, and selectively offering extended payment terms in all geographies.

At September 30, 2008, DIOH had no change compared to September 30, 2007 and increased six days compared to December 31, 2007 primarily due to pipeline fill for new products and increased inventory levels due to higher demo and used inventories related to the introduction of new products and increased inventory at our Louisville distribution center and China locations.

Investing Activities

Investing activities during the nine months ended September 30, 2008 used $97.7 million in cash. Investing activities included the acquisitions of Applied, Alfa and Shanghai ShenTan for $82.2 million and net capital expenditures of $15.5 million.  Investments in capital expenditures included technology upgrades, tooling related to new product development and investments in our Minnesota facilities to create a global R&D center of excellence to support new product innovation efforts.

Full-year capital spending is anticipated to be in the range of approximately $25 to $27 million, including capital spending related to our recent acquisitions.

During the nine months ended September 30, 2007 the primary use of cash was net capital expenditures, which totaled $23.5 million and included investments in support of our footprint consolidation, global expansion initiatives and new product development. Other uses of cash during the first nine months of 2007 also included the acquisition of Floorep Limited, a distributor of cleaning equipment based in Scotland. Floorep was purchased for $2.0 million, net of cash acquired. These uses were substantially offset by net sales of short-term investments, which generated $6.3 million in cash during the nine month period.

Financing Activities

Net cash provided by financing activities was $74.9 million during the first nine months of 2008, primarily from long-term borrowings totaling $87.5 million from our Credit Agreement with our bank group led by JPMorgan and $8.5 million in net short-term borrowings. Significant uses of cash included $14.3 million for repurchases of common stock under our share repurchase program and $7.2 million in dividend payments.

During the first nine months of 2007, net cash used by financing activities was $19.0 million. Significant uses of cash included $20.5 million for repurchases of common stock under our share repurchase program and $6.8 million in dividend payments. Proceeds from issuance of common stock generated $7.7 million of cash in the first nine months of 2007, primarily driven by employee stock options exercises.

Indebtedness

As of September 30, 2008, we have long-term debt of $87.5 million outstanding in connection with our acquisitions of Applied and Alfa as further discussed in Note 4 and short-term debt of $9.5 million outstanding for general corporate purposes, predominately working capital, on our Credit Agreement with our bank group led by JPMorgan. The interest rate on these long-term borrowings will adjust nine months from the borrowing dates and on the short-term borrowings will adjust one month from the borrowing dates. We have classified the borrowings for our first quarter acquisitions as long-term debt as we have the intent and ability to extend or refinance such obligations on a long-term basis.  We have classified the borrowings for our general corporate purposes as short-term debt as we have the intent and ability to repay this amount within the next year. The Credit Agreement contains customary representations, warranties and covenants. We were in compliance with all such covenants as of September 30, 2008.

On July 28, 2008, we amended and renewed our existing unsecured revolving Credit Facility with Bank of America, National Association that was to expire on August 28, 2008.  The amendment extends the maturity date to August 28, 2009 and increases the capacity from 14.6 million Renminbi, or approximately $1.9 million, to 20.1 million Renminbi, or approximately $2.9 million, and is available for general working capital purposes. There were no other material changes in terms or conditions.

As part of our acquisition of Alfa, we assumed debt totaling $1.4 million.  We repaid the full notes payable balance of $0.4 million upon acquisition and repaid an additional $0.7 million of short-term debt during the quarter ended June 30, 2008.

On March 15, 2008, the balance of $0.2 million on our revolving Credit Facility with Bank of America was paid in full.

Contractual Obligations

Other than our borrowings under our Credit Agreement, as described above, there have been no material changes with respect to contractual obligations or off-balance sheet arrangements described in our 2007 Annual Report on Form 10-K.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP FAS No. 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and liabilities. We adopted the required provisions of SFAS No. 157 as of January 1, 2008 and will adopt the remaining provisions as of December 31, 2008. The adoption on January 1, 2008 did not have an impact on our financial position or results of operations. We do not expect the adoption of the remaining provisions to have a material impact on our Consolidated Financial Statements.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP No. EITF 03-6-1"). FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data presentation to conform with the FSP No. EITF 03-6-1 provisions. FSP No. EITF 03-6-1 is effective for financial statements issued after December 15, 2008.  FSP No. EITF 03-6-1 is not expected to have a material impact on our Consolidated Financial Statements.

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

These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve.

Particular risks and uncertainties presently facing us include:
•	Geopolitical, economic and credit market uncertainty throughout the world.
•	Inflationary pressures.
•	Fluctuations in the cost or availability of raw materials and purchased components.
•	Ability to achieve anticipated global sourcing cost-reductions.
•	Successful integration of acquisitions, including ability to carry acquired goodwill at current values.
•	Ability to achieve growth plans.
•	Ability to achieve projections of future financial and operating results.
•	Ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.
•	Ability to benefit from production reallocation plans.
•	Success and timing of new technologies and products.
•	Ability to acquire, retain and protect proprietary intellectual property rights.
•	Potential for increased competition in our business.
•	Ability to attract and retain key personnel.
•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.
•	Changes in laws, including changes in accounting standards and taxation changes.
•	Unforeseen product quality problems.
•	Effects of litigation, including threatened or pending litigation.

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

Various factors beyond our control affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, domestic and foreign governmental regulation, weather-related factors and the overall economic environment. We purchase petroleum-related component parts for use in our manufacturing operations. In addition, our freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas. If the price of oil and gas continue to fluctuate, our results could be unfavorably impacted in 2008.

Increases in worldwide demand and other factors affect the price for lead, steel and related products. We do not maintain an inventory of raw or fabricated steel or batteries in excess of near-term production requirements. As a result, increases in the price of lead or steel can significantly increase the cost of our lead- and steel-based raw materials and component parts.

During 2007 and through the period ended September 30, 2008, our raw materials and other purchased component costs were unfavorably impacted by commodity prices. We will continue to focus on mitigating the risk of continued future raw material or other product component cost increases through product pricing, negotiations with our vendors and cost-reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices remain at their current levels or continue to fluctuate, our results may be unfavorably impacted for the remainder of 2008.

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

Because our products are currently manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States, while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of September 30, 2008, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.

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

			Total Number of
			Shares Purchased
	Total Number		as Part of Publicly	Maximum Number of
For the Quarter Ended	of Shares	Average Price	Announced Plans	Shares that May Yet
September 30, 2008	Purchased (1)	Paid Per Share	or Programs	Be Purchased
July 1 - 31, 2008	16,378	$27.00	16,300	495,674
August 1 - 31, 2008	206,849	27.26	206,800	288,874
September 1 - 30, 2008	117	32.10	-	288,874
Total	223,344	$27.24	223,100	288,874

(1) Includes 244 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options or restricted stock under employee compensation plans.

Item 6.  Exhibits

Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	November 4, 2008	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	November 4, 2008	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)