Form 10-K
period 2008-12-31
TENNANT CO
filed 2009-03-16
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-16191

TENNANT COMPANY
(Exact name of registrant as specified in its charter)
Minnesota	41-0572550
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

701 North Lilac Drive, P.O. Box 1452 Minneapolis, Minnesota 55440
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 763-540-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.375 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.		Yes	✓	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.		Yes	✓	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                             [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer	✓
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008, was approximately $579,852,279.
As of March 12, 2009, shares of Common Stock outstanding were 18,317,734.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2009 annual meeting of shareholders (the “2009 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2008
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

Industry Segments, Foreign and Domestic Operations and Export Sales

The Company has one reportable business segment. The Company sells its products domestically and internationally. Financial information on the Company’s geographic areas is provided on page 39 of this Annual Report on Form 10–K. Nearly all of the Company’s foreign investments in assets reside within The Netherlands, Australia, the United Kingdom, France, Germany, Canada, Austria, Japan, Spain, Brazil and China.

Principal Products, Markets and Distribution

The Company offers products and solutions mainly consisting of motorized cleaning equipment targeted at commercial and industrial markets; parts, consumables and service maintenance and repair; business solutions such as pay-for-use offerings, rental and leasing programs; and technologies such as chemical-free cleaning technologies that enhance the performance of Tennant cleaning equipment. Adjacent products include specialty surface coatings and floor preservation products. In 2008, the Company expanded its product portfolio by launching six new products which included the S30 mid-sized sweeper, M30 large integrated scrubber-sweeper, T1 and T2 scrubbers, R3 carpet cleaner and E5 extractor. The Company also added its proprietary electrically converted water technology (“ec-water”), which cleans without chemicals, to six of its walk-behind scrubber machines. The Company’s products are sold through direct and distribution channels in various regions around the world. In North America, products are sold through a direct sales organization and independent distributors; in Australia, Japan and 15 countries principally in Western Europe, products are sold primarily through direct sales organizations; and in more than 80 other countries, Tennant relies on a broad network of independent distributors.

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

Seasonality

Although the Company’s business is not seasonal in the traditional sense, historically revenues and earnings have been more concentrated in the fourth quarter of each year reflecting the tendency of customers to increase capital spending during such quarter and the Company’s efforts to close orders and reduce order backlogs. In addition, we offer annual distributor rebates and sales commissions which tend to drive sales in the fourth quarter. Typical seasonality did not occur in the 2008 fourth quarter due to the deterioration of the worldwide economy and global credit crisis.

Working Capital

The Company funds operations through a combination of cash and cash equivalents and cash flows from operations. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. In addition, credit facilities are available for additional working capital needs or investment opportunities.

Major Customers

The Company sells its products to a wide variety of customers, no one of which is of material importance in relation to the business as a whole. The customer base includes several governmental entities; however, these customers generally have terms similar to other customers.

Backlog

The Company processes orders within two weeks on average. Therefore, no significant backlogs existed at December 31, 2008 or December 31, 2007.

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

Product Research and Development

The Company strives to be an industry leader in innovation and is committed to investing in research and development. The Company’s new Global Innovation Center is dedicated to various activities including development of new products and technologies, improvements of existing product design or manufacturing processes and new product applications. In 2008, 2007 and 2006, the Company spent $24.3 million, $23.9 million and $21.9 million on research and development, respectively.

Environmental Protection

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employment

The Company employed 3,002 people in worldwide operations as of December 31, 2008.

Access to Information on the Company’s Website

The Company makes available free of charge, through the Company’s website at www.tennantco.com, its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act simultaneously when such reports are filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”).

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

We may encounter additional financial difficulties if the United States or other global economies experience a significant long-term economic downturn, decreasing the demand for our products.

To the extent that the U.S. and other global economies in which we do business experience a significant long-term economic downturn, our revenues could decline to the point that we may have to take additional cost saving measures to reduce our fixed costs to a level that is in-line with a lower level of sales and to stay in business long-term in a depressed economic environment.  Because our product sales are sensitive to declines in capital spending by our customers, we experienced a significant decline in the demand for our products during the fourth quarter of 2008 as a result of the substantial deterioration in economic conditions.  Many of our customers chose to conserve their cash on hand in the fourth quarter of 2008 to ensure it was available for their essential business operations, thus delaying their purchases of our products.  Although we believe that over time, customer spending on our products is not discretionary, we are unable to predict when an improvement in economic conditions will return to a level where our customers will increase their capital spending on products such as ours.  Decreased demand for our products could result in decreased revenues, profitability and cash flows and may impair our ability to maintain our operations and fund our obligations to others.

If the availability of credit in the market remains constrained, our ability to conduct business as usual with our customers and suppliers may be adversely impacted.

During the 2008 fourth quarter there was a substantial decrease in the availability of credit in the market.  Our customers’ ability to obtain credit for financing the purchase of our products may be adversely impacted by the current market conditions, resulting in a decrease in sales of our products.  Inability to access credit may also impact our customers’ ability to pay amounts due to us, resulting in increased bad debt expense.  In addition, if our suppliers are not able to access credit necessary to maintain their operations, our ability to fulfill customer orders could be negatively impacted, resulting in a loss of sales of our products. If we are unable to access credit in the normal course of business, we may not be able to maintain our operations. We successfully amended our primary credit facility during the first quarter of 2009 to help ensure our compliance with debt covenants throughout 2009. However, in order to amend this facility, we have agreed to new covenant compliance requirements, restrictions on certain payments, increased interest rate spreads, increased facility fees and we have provided security interests on certain of our assets.   In addition, our new debt covenants limit our acquisitions to a maximum of $2.0 million for the 2009 fiscal year and the amount of permitted acquisitions in fiscal years after 2009 will be limited according to our then current leverage ratio. Although we do not currently believe we will need additional funding sources, if we do need additional funding sources in the future, this could result in a significant adverse impact to our operating results and financial condition.

We may be required to write down our goodwill or long-lived asset amounts if their carrying values exceed their fair values.

If the price of our stock remains depressed or does not increase to the point that our market capitalization exceeds our carrying value, we may be required to perform interim impairment tests on our goodwill or long-lived assets. There may be other triggering events that also indicate that the carrying amount may not be recoverable from future cash flows. If we determine that any goodwill or long-lived asset amounts need to be written down to their fair values, this could result in a charge that may be material to our operating results and financial condition.

We may consider acquisition of suitable candidates to accomplish our growth objectives. We may not be able to successfully integrate the businesses we acquire.

We may consider, as part of our growth strategy, supplementing our organic growth through acquisitions of complementary businesses or products. We have engaged in acquisitions in the past and believe future acquisitions may provide meaningful opportunities to grow our business and improve profitability. Acquisitions allow us to enhance the breadth of our product offerings and expand the market and geographic participation of our products and services. However, our success in growing by acquisition is dependent upon identifying businesses to acquire, integrating the newly acquired businesses with our existing businesses and complying with the terms of our credit facilities. We may incur difficulties in the realignment and integration of business activities when assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings, revenue synergies, and profit margins. Acquired businesses may not achieve the levels of revenue, profit, productivity or otherwise perform as expected. We are also subject to incurring unanticipated liabilities and contingencies associated with an acquired entity that are not identified or fully understood in the due diligence process. Current or future acquisitions may not be successful or accretive to earnings if the acquired businesses do not achieve expected financial results. In addition, we may record significant goodwill or other intangible assets in connection with an acquisition. We are required to perform impairment tests at least annually and whenever events indicate that the carrying value may not be recoverable from future cash flows. If we determine that any intangible asset values need to be written down to their fair values, this could result in a charge that may be material to our operating results and financial condition.

We may encounter difficulties obtaining raw materials or component parts needed to manufacture our products and the prices of these materials are subject to fluctuation.

Raw materials and commodity-based components. As a manufacturer, our sales and profitability are dependent upon availability and cost of raw materials, which are subject to price fluctuations, and the ability to control or pass on an increase in costs of raw materials to our customers. We purchase raw materials, such as steel, rubber, lead and petroleum-based resins and components containing these commodities for use in our manufacturing operations. The availability of these raw materials is subject to market forces beyond our control. Under normal circumstances, these materials are generally available on the open market from a variety of sources. From time to time, however, the prices and availability of these raw materials and components fluctuate due to global market demands, which could impair our ability to procure necessary materials, or increase the cost of such materials. Inflationary and other increases in the costs of these raw materials and components have occurred in the past and may recur from time to time, and our financial performance depends in part on our ability to incorporate changes in costs into the selling prices for our products.

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

Single-source supply. We depend on many suppliers for the necessary parts to manufacture our products. However, there are some components that are purchased from a single supplier due to price, quality, technology or other business constraints. These components cannot be quickly or inexpensively re-sourced to another supplier. If we are unable to purchase on acceptable terms or experience significant delays or quality issues in the delivery of these necessary parts or components from a particular vendor and we need to locate a new supplier for these parts and components, shipments for products impacted could be delayed, which could have a material adverse affect on our business, financial condition and results of operations.

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

We are exposed to market risks from changes in foreign currency exchange rates. As a result of our increasing international presence, we have experienced an increase in transactions and balances denominated in currencies other than the U.S. dollar. There is a direct financial impact of foreign currency exchange when translating profits from local currencies to U.S. dollars. Our primary exposure is to transactions denominated in the Euro, British pound, Australian and Canadian dollar, Japanese yen, Chinese yuan and Brazilian real. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure. Because a substantial portion of our products are manufactured in the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Unfavorable changes in exchange rates between the U.S. dollar and these currencies impact the cost of our products sold internationally and could significantly reduce our reported sales and earnings. We periodically enter into contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. However, all foreign currency exposures cannot be fully hedged, and there can be no assurances that our future results of operations will not be adversely affected by currency fluctuation.

We may not be able to effectively manage organizational changes which could negatively impact our operating results or financial condition.

During the fourth quarter of 2008, we implemented a workforce reduction program to resize our workforce based on the current global economic conditions.  Our operating results may be negatively impacted if we are unable to assimilate the work of the positions that were, and may additionally be, eliminated as part of this action.  In addition, if we do not effectively manage the transition of the workforce reduction program, we may not fully realize the anticipated savings of this action or it may negatively impact our ability to serve our customers or meet other strategic objectives.

We may not be able to adequately acquire, retain and protect our proprietary intellectual property rights which could put us at a competitive disadvantage.

We rely on trade secret, copyright, trademark and patent laws and contractual protections to protect our proprietary technology and other proprietary rights. Our competitors may attempt to copy our products or gain access to our trade secrets. Our efforts to secure patent protection on our inventions may be unsuccessful. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may illegally copy or otherwise obtain and use our proprietary technology without our consent. Any litigation concerning infringement could result in substantial cost to us and diversions of our resources, either of which could adversely affect our business. In some cases, there may be no effective legal recourse against duplication of products or services by competitors. Intellectual property rights in foreign jurisdictions may be limited or unavailable. Patents of third parties also have an important bearing on our ability to offer some of our products and services. Our competitors may obtain patents related to the types of products and services we offer or plan to offer. Any infringement by us on intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or could increase the cost of providing, our products and services.

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 – Properties

The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities are located in the states of Minnesota, Michigan, Kentucky and in Uden, The Netherlands, the United Kingdom, Sao Paulo, Brazil and Shanghai, China. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, China, Asia, Australia and Latin America. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs. Further information regarding the Company’s property and lease commitments is included on pages 15 and 36 of this Annual Report on Form 10-K.

ITEM 3 – Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

STOCK MARKET INFORMATION – Tennant common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of January 30, 2009, there were approximately 500 shareholders of record and 4,800 beneficial shareholders. The common stock price was $13.54 per share on January 30, 2009.

STOCK SPLIT – On April 26, 2006, the Board of Directors declared a two-for-one common stock split effective July 26, 2006. As a result of the stock split, shareholders of record received one additional common share for every share held at the close of business on July 12, 2006. All share and per share data has been retroactively adjusted to reflect the stock split, except for the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) in Item 8 of this Annual Report on Form 10-K.

QUARTERLY PRICE RANGE – The accompanying chart shows the quarterly price range of the Company’s shares over the past two years:

	First	Second	Third	Fourth
2008	$ 31.88-45.41	$ 30.07-41.00	$ 24.90-40.48	$ 15.33-33.26
2007	$ 27.84-32.82	$ 31.16-37.31	$ 35.40-49.32	$ 41.26-48.40

DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 64 consecutive years. Tennant’s cash dividend payout increased for the 37th consecutive year to $0.52 per share in 2008, an increase of $0.04 per share over 2007. Dividends generally are declared each quarter. The Company announced a cash dividend of $0.13 per share payable March 16, 2009, to shareholders of record on February 27, 2009. Following are the anticipated remaining record dates for 2009: May 29, 2009, August 31, 2009 and November 30, 2009.

DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.

TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:

Wells Fargo Bank, N.A.
Shareowner Services
P.O. Box 64854
South St. Paul, MN 55164-0854
(800) 468-9716

SHARE REPURCHASES – On May 3, 2007, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs.

For the Quarter Ended 12/31/2008	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2008	131	$29.18	-	288,874
November 1–30, 2008	33	23.48	-	288,874
December 1–31, 2008	18,156	23.04	-	288,874
Total	18,320	$23.08	-	288,874
(1) Includes 18,320 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

COMPARATIVE STOCK PERFORMANCE – The following graph compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return over the same period on the Overall Stock Market Performance Index (Hemscott Composite Index) and the Industry Index (Hemscott Group Index 62 – Industrial Goods, Manufacturing).

This assumes an investment of $100 in the Company’s common stock, the Hemscott Composite Index and the Hemscott Group Index on December 31, 2003, with reinvestment of all dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TENNANT COMPANY
HEMSCOTT COMPOSITE INDEX AND HEMSCOTT GROUP INDEX

	2003	2004	2005	2006	2007	2008
Tennant Company	$100.00	$93.57	$125.44	$142.44	$220.39	$78.27
Hemscott Group Index	100.00	123.06	135.52	163.13	214.51	115.86
Hemscott Composite Index	100.00	112.17	120.11	139.03	147.95	91.72

ITEM 6 – Selected Financial Data
(In thousands, except shares and per share data)

Years Ended December 31	2008		2007		2006	2005	2004
Year End Financial Results
Net Sales	$701,405		664,218		598,981	552,908	507,785
Cost of Sales	$415,155		385,234		347,402	318,044	305,277
Gross Margin – %	40.8		42.0		42.0	42.5	39.9
Research and Development Expense	$24,296		23,869		21,939	19,351	17,198
% of Net Sales	3.5		3.6		3.7	3.5	3.4
Selling and Administrative Expense	$243,385	(1)	200,270	(2)	189,676	180,676	164,003	(3)
% of Net Sales	34.7		30.2		31.7	32.7	32.3
Profit from Operations	$18,569	(1)	54,845	(2)	39,964	34,837	21,307	(3)
% of Net Sales	2.6		8.3		6.7	6.3	4.2
Other Income (Expense)	$(994		2,867	(2)	3,338	157	72
Income Tax Expense	$6,951	(1)	17,845	(2)	13,493	12,058	7,999	(3)
% of Earnings Before Income Taxes	39.6		30.9		31.2	34.5	37.4
Net Earnings	$10,624	(1)	39,867	(2)	29,809	22,936	13,380	(3)
% of Net Sales	1.5		6.0		5.0	4.2	2.6
Return on beginning Shareholders’ Equity – %	4.2		17.4		15.4	13.2	8.1
Per Share Data
Basic Net Earnings	$0.58	(1)	2.14	(2)	1.61	1.27	0.74	(3)
Diluted Net Earnings	$0.57	(1)	2.08	(2)	1.57	1.26	0.73	(3)
Cash Dividends	$0.52		0.48		0.46	0.44	0.43
Shareholders’ Equity (ending)	$11.48		13.65		12.25	10.50	9.67
Year-End Financial Position
Cash and Cash Equivalents	$29,285		33,092		31,021	41,287	16,837
Total Current Assets	$250,419		240,724		235,404	211,601	188,631
Property, Plant and Equipment, Net	$103,730		96,551		82,835	72,588	69,063
Total Assets	$456,604		382,070		354,250	311,472	285,792
Total Current Liabilities	$107,159		96,673		94,804	88,965	81,853
Total Long-Term Liabilities	$139,541		32,966		29,782	29,405	29,905
Shareholders’ Equity	$209,904		252,431		229,664	193,102	174,034
Current Ratio	2.3		2.5		2.5	2.4	2.5
Debt:
Current	$3,946		2,127		1,812	2,232	7,674
Long-Term	$91,393		2,470		1,907	1,608	1,029
Debt-to-capital ratio	31.2		1.8		1.6	1.9	4.8
Cash Flow Increase (Decrease)
Net Cash Provided by (Used for) Operating Activities	$37,546		39,640		40,319	44,237	36,697
Net Cash Provided by (Used for) Investing Activities	$(101,979		(10,357		(45,959)	(11,781)	(32,062)
Net Cash Provided by (Used for) Financing Activities	$62,075		(26,679		(4,876)	(8,111)	(12,130)
Other Data
Interest Income	$1,042		1,854		2,698	1,691	1,479
Interest Expense	$3,944		898		737	564	1,147
Depreciation and Amortization	$22,959		18,054		14,321	13,039	12,972
Purchases of Property, Plant and Equipment	$20,790		28,720		23,872	20,880	21,089
Proceeds from Disposals of Property, Plant and Equipment	$656		7,254		632	3,049	1,568
Number of employees at year-end	3,002		2,774		2,653	2,496	2,474
Diluted Weighted Average Shares Outstanding	18,581,840		19,146,025		18,989,248	18,209,888	18,300,414
Closing share price at year-end	$15.40		44.29		29.00	26.00	19.83
Common stock price range during year	$15.33-45.41		27.84-49.32		21.71–29.88	17.39-26.23	18.25-22.17
Closing price/earnings ratio	27.0		21.3		18.5	20.6	27.2

The results of operations from our 2008 acquisitions have been included in the Consolidated Financial Statements, as well as the Selected Financial Data presented above, since each of their respective dates of acquisition.  Refer to additional information regarding our 2008 acquisitions in Note 4, Acquisitions and Divestitures.

(1) 2008 includes workforce reduction charge and associated expenses of $14,551 pretax ($12,003 aftertax or $0.65 per diluted share), increase in Allowance for Doubtful Accounts of $3,361 pretax ($3,038 aftertax or $0.16 per diluted share), write-off of technology investments of $1,842 pretax ($1,246 aftertax or $0.07 per diluted share), gain on sale of Centurion assets of $229 pretax ($143 aftertax or $0.01 per diluted share). (2) 2007 includes restructuring charge and associated expenses of $2,507 pretax ($1,656 aftertax or $0.09 per diluted share), a one-time tax benefit relating to a reduction in valuation reserves, net of the impact of tax rate changes in foreign jurisdictions on deferred taxes of $3,644 aftertax or $0.19 per diluted share and gain on sale of the Maple Grove, Minnesota facility of $5,972 pretax ($3,720 aftertax or $0.19 per diluted share). (3) 2004 includes workforce reduction expenses of $2,301 pretax ($1,458 aftertax or $0.08 per diluted share).

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer world. We provide equipment, parts and consumables and specialty surface coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are primarily located in North America, Europe, the Middle East, Africa, Asia-Pacific and Latin America. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions.

Net Earnings for 2008 were down 73.4% to $10.6 million, or $0.57 per diluted share, compared to 2007.  Net Sales totaled $701.4 million, up 5.6% over 2007 driven primarily by sales from strategic acquisitions during the year, a net favorable impact from foreign currency exchange and benefits from pricing actions taken earlier in the year, partially offset by unit volume declines within our equipment business year over year. Gross Margins declined 120 basis points to 40.8% principally due to our inability to leverage our fixed manufacturing costs as a result of the significant unit volume decline experienced in the fourth quarter of 2008. Selling and Administrative Expense (“S&A Expense”) increased 360 basis points as a percentage of Net Sales to 34.7% compared to 2007 due to the inclusion of a workforce reduction and other charges recognized in the fourth quarter of 2008 as well as S&A Expense incurred earlier in the year to expand international market coverage and support new product launches.

During the fourth quarter of 2008, Tennant announced a workforce reduction program to resize its worldwide employee base by approximately 8%, or about 240 people. A pretax workforce reduction charge totaling $14.6 million ($0.65 per diluted share) was recognized in the fourth quarter of 2008 as a result of this program. The workforce reduction was accomplished primarily through the elimination of salaried positions across the organization. When completed, this measure is estimated to achieve annualized savings of at least $15 million in 2009 and approximately $20 million in 2010. Additionally, early retirements, elimination of contracted positions and attrition will account for some of the eliminated positions and contribute to these annualized savings. The pretax charge consisted primarily of severance and outplacement service expenses and was included within S&A Expense in the Consolidated Statements of Earnings.

S&A Expense was also impacted by a significant increase in bad debt expense of $3.4 million ($0.16 per diluted share) resulting from increased Accounts Receivable reserves due to the global credit crisis and a write-off of $1.8 million ($0.07 per diluted share) related to technology investments that will be replaced by new solutions.

Net Earnings were impacted by a $0.15 per diluted share loss from our 2008 acquisitions. This amount includes the effect of purchase accounting items such as amortization expense on acquired intangible assets, the flow-through of the fair market value inventory step-up, the unfavorable movement in the foreign currency exchange rates related to a deal contingent non-speculative forward contract that we entered into which fixed the cash outlay in U.S. dollars for our Sociedade Alfa Ltda (“Alfa”) acquisition, as well as the increase in interest expense related to borrowing against our revolving credit facility during the year to fund our first quarter acquisitions.

In addition, Net Earnings were also impacted by the following items:

▪	The inclusion of a $2.7 million ($0.09 per diluted share) net foreign currency gain in the third quarter of 2008 from settlement of forward contracts related to a British pound denominated loan.

▪	A net benefit from discrete tax items, primarily related to U.S. federal tax settlements, added $0.07 per diluted share.

▪	Legal settlement expenses of $0.06 per diluted share primarily related to the settlement of a claim filed in the second quarter by a terminated distributor in Brazil.

▪	Expenses of $0.02 per diluted share related to curtailed acquisition initiatives.

▪	A net gain of $0.2 million ($0.01 per diluted share) associated with the divestiture of assets related to the Centurion street sweeper product.

The total net effect of these items in 2008 was a reduction in earnings of $0.79 per diluted share.

Back in 2006, we launched initiatives aimed at consolidating our global footprint, expanding our presence in China and establishing global sourcing capabilities. Through these initiatives, we continue to broaden our global sourcing capabilities, reduce product costs and improve operating efficiencies. Our global sourcing initiative contributed approximately $6 million in savings during 2008, allowing us to essentially offset the impact of inflation in 2008 despite experiencing rising material costs throughout the majority of the year. We also successfully increased the percentage of materials and components sourced from low-cost regions from approximately 14% in 2007 to approximately 20% in 2008. Our footprint consolidation and lean initiatives contributed approximately $4 million in savings in 2008, in part from benefits of closing our Maple Grove, MN facility toward the end of 2007.

Tennant continues to invest in innovative product development, with 3.5% of Net Sales spent on Research and Development in 2008. We launched six new products in 2008 in addition to the global introduction of our electrically converted water technology (“ec-water”) on six of our walk-behind scrubbers.  Sales of new products introduced in the past three years generated approximately 44% of our equipment sales during 2008, exceeding our target of 30%. Our new product launches in 2009 will focus on expanding the roll-out of ec-water. This game-changing technology will be introduced on five rider scrubbers in 2009 in addition to the six walk-behind scrubbers introduced during 2008.

We ended 2008 with a debt-to-capital ratio of 31.2%, $29.3 million in Cash and Cash Equivalents and Shareholders’ Equity of $209.9 million. During 2008 we generated operating cash flows of $37.5 million. During 2008, we repurchased $14.3 million in Tennant stock under our share repurchase program.

The relative strength or weakness of the global economies in 2009 is expected to impact demand for our products and services in the markets we serve. As both global and regional economies are currently difficult to predict, we continue to monitor macro-economic indicators closely and conservatively manage the business.

Our results are also impacted by changes in value of the U.S. dollar primarily against the Euro, British pound, Australian and Canadian dollars, Japanese yen, Chinese yuan and Brazilian real. To the extent the applicable exchange rates weaken relative to the U.S. dollar, the related direct foreign currency exchange effect would generally have an unfavorable impact on our 2009 results. If the applicable exchange rates strengthen relative to the U.S. dollar, our results would generally be favorably impacted.

Historical Results

The following table compares the historical results of operations for the years ended December 31, 2008, 2007 and 2006 in dollars and as a percentage of Net Sales (in thousands, except per share amounts):

	2008	%	2007	%	2006	%
Net Sales	$701,405	100.0	$664,218	100.0	$598,981	100.0
Cost of Sales	415,155	59.2	385,234	58.0	347,402	58.0
Gross Profit	286,250	40.8	278,984	42.0	251,579	42.0
Operating Expense:
Research and Development Expense	24,296	3.5	23,869	3.6	21,939	3.7
Selling and Administrative Expense	243,614	34.7	206,242	31.1	189,676	31.7
Gain on Sale of Facility	-	-	(5,972)	(0.9)	-	-
Gain on Divestiture of Assets	(229)	-	-	-	-	-
Total Operating Expenses	267,681	38.2	224,139	33.7	211,615	35.3
Profit from Operations	18,569	2.6	54,845	8.3	39,964	6.7
Other Income (Expense):
Interest Income	1,042	0.1	1,854	0.3	2,698	0.5
Interest Expense	(3,944)	(0.6)	(898)	(0.1)	(737)	(0.1)
Net Foreign Currency Transaction Gain (Loss)	1,368	0.2	39	-	516	0.10
ESOP Income	2,219	0.3	2,568	0.4	1,205	0.2
Other Income (Expense), Net	(1,679)	(0.2)	(696)	(0.1)	(344)	(0.1)
Total Other Income (Expense), Net	(994)	(0.1)	2,867	0.4	3,338	0.6
Profit Before Income Taxes	17,575	2.5	57,712	8.7	43,302	7.2
Income Tax Expense	6,951	1.0	17,845	2.7	13,493	2.3
Net Earnings	$10,624	1.5	$39,867	6.0	$29,809	5.0
Earnings per Diluted Share	$0.57		$2.08		$1.57

Consolidated Financial Results

In 2008, Net Earnings declined 73.4% to $10.6 million or $0.57 per diluted share as compared to 2007. Net Earnings were impacted by:

▪	Growth in Net Sales of 5.6% to $701.4 million, driven by 2008 acquisitions and increases in Other International.

▪
A 120 basis point decline in Gross Margins to 40.8% as fixed manufacturing costs within our plants were not fully leveraged due to a significant equipment unit volume decline of $22.9 million experienced in the fourth quarter of 2008.

▪
An increase in S&A Expense as a percentage of Net Sales of 360 basis points due to the inclusion of $19.8 million of expenses associated with the fourth quarter workforce reduction charge and other charges as well as expenses incurred earlier in the year to expand international market coverage and support new product launches.

▪	The inclusion of a $2.7 million net foreign currency gain from settlement of forward contracts related to a British pound denominated loan.

▪	A net benefit from discrete tax items, primarily related to U.S. federal tax settlements added $0.07 per diluted share.

▪	A dilutive impact to Net Earnings related to our 2008 acquistions of $2.8 million.

In 2007, Net Earnings increased 33.7% to $39.9 million or $2.08 per diluted share as compared to 2006. Net Earnings were impacted by:

▪
Growth in Net Sales of 10.9% to $664.2 million, driven by increases in all geographic regions (North America; Europe, Middle East, Africa (‘EMEA”) and Other International) and all product categories (equipment; service, parts and consumables; and specialty surface coatings).

▪	Holding margins flat with 2006 at 42.0%, despite higher material costs and investments in our footprint consolidation and China expansion initiatives.

▪
A decrease in S&A Expense as a percentage of Net Sales of 0.6 percentage points as growth in Net Sales outpaced increases in S&A Expense, despite the inclusion of a $2.5 million restructuring charge and higher costs in support of strategic initiatives and other cost increases.

▪	A gain of $6.0 million associated with the sale of our Maple Grove, Minnesota facility.

▪
A decrease in Interest Income, Net of $1.0 million primarily reflecting a lower average interest rate and a lower level of Cash and Cash Equivalents and Short-term Investments. In addition, Tennant contributed $0.5 million to the Tennant Foundation increasing Other Expense, Net. Partially offsetting these decreases is an increase of $1.4 million in ESOP Income due to a higher average stock price.

For 2008, we used Economic Profit as a key indicator of financial performance and the primary metric for performance-based incentives. Economic Profit is based on our Net Operating Profit After Taxes less a charge for the net assets used in the business. The key drivers of Net Operating Profit we focus on include Net Sales, Gross Margin and Operating Expense. The key drivers we focus on to measure how effectively we utilize net assets in the business include “Accounts Receivable Days Sales Outstanding” (DSO), “Days Inventory on Hand” (DIOH) and capital expenditures. These key drivers are discussed in greater depth throughout Management’s Discussion and Analysis.

Net Sales

In 2008, consolidated Net Sales were $701.4 million, increasing 5.6% over 2007. Consolidated Net Sales were $664.2 million in 2007, an increase of 10.9% from 2006.

The components of the consolidated Net Sales change for 2008 as compared to 2007 and 2007 compared to 2006 were as follows:

	% Change	% Change
	from 2007	from 2006
Organic Growth (Decline):
Volume	(5%)	3%
Price	4%	3%
	(1%)	6%
Foreign Currency	2%	3%
Acquisitions	5%	2%
Total	6%	11%

The 5.6% increase in consolidated Net Sales for 2008 from 2007 was primarily driven by:

▪	An organic decline of 1%, which includes a decline in base business volume, primarily within North America, partially offset by the net benefit from pricing actions taken during the year.
▪	A favorable direct foreign currency exchange impact of 2%.
▪
An increase of 5% in sales volume due to our March 28, 2008 acquisition of Alfa , our February 29, 2008 acquisition of Applied Sweepers, Ltd. (“Applied Sweepers”)  and our February 1, 2007 acquisition of Floorep Limited (“Floorep”).

The 10.9% increase in consolidated Net Sales for 2007 from 2006 was primarily driven by:

▪	Organic growth in all geographic regions and all product categories.
▪	A favorable direct foreign currency exchange impact of 3%.
▪	An increase of 2% in sales volume due to our February 1, 2007 acquisition of Floorep.

The following table sets forth annual Net Sales by geography and the related percent change from the prior year (in thousands, except percentages):
	2008	%	2007	%	2006	%
North America	$402,174	(3.7)	$417,757	6.8	$391,309	5.7
Europe, Middle East and Africa	217,594	18.8	183,188	17.6	155,710	16.9
Other International	81,637	29.0	63,273	21.8	51,962	4.9
Total	$701,405	5.6	$664,218	10.9	$598,981	8.3

North America – In 2008, North American Net Sales declined 3.7% to $402.2 million compared with $417.8 million in 2007. The primary driver of the decrease in Net Sales is attributable to a decline in equipment unit volume, with the most significant declines occurring in the fourth quarter as a result of the credit crisis and its impact on an already sluggish U.S. economy.  Partially offsetting these declines were benefits from pricing actions taken during the year and a net favorable impact from foreign currency translation. Our acquisition of Applied Sweepers contributed approximately 1% to North America’s 2008 Net Sales.

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

Europe, Middle East and Africa – EMEA Net Sales in 2008 increased 18.8% to $217.6 million compared to 2007 Net Sales of $183.2 million. Positive direct foreign currency exchange effects increased EMEA Net Sales by approximately 6% in 2008. Our Applied Sweepers acquisition contributed approximately 14% to EMEA’s 2008 Net Sales. EMEA’s organic base was essentially flat in 2008 when compared to 2007. Pricing increases and volume growth in emerging markets were offset by lower sales of equipment in the mature markets within Europe. The majority of the equipment unit volume decline occurred in the fourth quarter following the global credit crisis and a significant slowdown in these economies.

EMEA Net Sales in 2007 increased 17.6% to $183.2 million compared to 2006 Net Sales of $155.7 million. Positive direct foreign currency exchange effects increased EMEA Net Sales by approximately 9% in 2007. Our Hofmans and Floorep acquisitions contributed approximately 5% to EMEA’s 2007 Net Sales. EMEA’s organic base grew slightly in 2007 when compared to 2006.   Volume growth from our Hofmans line of outdoor products during the second half of 2007, volume growth within our emerging markets of this region, such as the Middle East, along with benefits from price increases were partially offset by lower sales of equipment in the United Kingdom, one of our largest markets within the region.

Other International – Other International Net Sales in 2008 increased 29.0% to $81.6 million over 2007 Net Sales of $63.3 million. Growth in Net Sales was driven in part by organic growth, resulting from expanded market coverage in Brazil and China as well as a net benefit from pricing actions taken during the year. Our acquisitions contributed approximately 12% to Other International’s 2008 Net Sales. Price increases also contributed to the 2008 growth in Net Sales. Positive direct foreign currency exchange effects increased Net Sales in Other International markets by approximately 3% in 2008.

Other International Net Sales in 2007 increased 21.8% to $63.3 million over 2006 Net Sales of $52.0 million. Growth in Net Sales was primarily driven by organic growth, resulting in part from expanded market coverage in Brazil and China as well as volume growth in Australia and Mexico. Price increases also contributed to the 2007 growth in Net Sales. Positive direct foreign currency exchange effects increased Net Sales in Other International markets by approximately 5% in 2007.

Gross Profit

Gross Margin was 40.8% in 2008, down 120 basis points as compared to 2007. Although benefits from pricing actions and cost reduction initiatives were able to essentially offset higher raw material and purchased component costs during 2008, the inability to leverage the fixed manufacturing costs in our plants, due to the significant decline in unit volume experience in the fourth quarter, drove a decline in margins year over year. Gross Margin was also impacted by an unfavorable sales mix and by the inclusion of $1.2 million in expense from the flow-through of fair market value inventory step-up from our acquisitions of Applied Sweepers and Alfa.

Gross Margin was 42.0% in 2007, the same as in 2006. Price increases and cost reduction actions in 2007 nearly offset higher costs for raw materials and purchased components such as the high battery costs experienced during the year driven by increases in the cost of lead.

We implemented a selling price surcharge during the fourth quarter of 2007 on certain products including batteries and battery-operated equipment in North America. Price increases on similar products in Europe were implemented during the third quarter of 2007. The benefits from our global sourcing initiative along with these pricing actions allowed us to nearly fully mitigate the impact of rising material costs during 2007.

Gross Margin in 2007 was also impacted by positive direct foreign currency exchange effects and a favorable mix of products sold, which offset costs associated with our manufacturing footprint consolidation, China expansion and the integration of the Hofmans acquisition.

Future gross margins could continue to be impacted by fluctuations in the cost of raw materials and other product components, decreased unit volume, competitive market conditions, the mix of products both within and among product lines and geographies, and foreign currency exchange effects.

Operating Expenses

Research and Development Expense – Research and Development Expense (“R&D Expense”) increased $0.4 million, or 1.8%, in 2008 compared to 2007 and decreased 10 basis points to 3.5% as a percentage of Net Sales, which is in line with our target of investing 3% to 4% of Net Sales annually on research and development. R&D Expense increased $1.9 million, or 8.8%, in 2007 compared to 2006, and decreased 10 basis points to 3.6% of Net Sales.

We strive to be the industry leader in innovation and are committed to investing in research and development. We expect to maintain our spending on research and development at 3% to 4% of Net Sales annually in support of this commitment.

Selling and Administrative Expense – S&A Expense increased by $37.4 million, or 18.1%, in 2008 compared to 2007. The inclusion of expense from our 2008 acquisitions of Applied Sweepers, Alfa and Shanghai ShenTan added $10.7 million to S&A Expense during 2008. S&A Expense included a $14.6 million workforce reduction charge as discussed in Note 3 to the Consolidated Financial Statements. S&A Expense was also impacted by a significant increase in bad debt expense of $3.4 million resulting from increased Accounts Receivable reserves due to the global credit crisis and a write-off of $1.8 million related to technology investments that will be replaced by new solutions. Unfavorable foreign currency exchange was approximately $4.5 million in 2008.

The remaining approximate 1% increase in S&A Expense was due to infrastructure investments implemented in the first quarter to expand market coverage within our international geographies, higher marketing expenses for new product launches, and higher base compensation and benefit costs as a result of wage rate and cost increases. Partially offsetting these increases was a decrease in performance-based compensation expenses as compared to 2007.

As a percentage of Net Sales, 2008 S&A Expense increased 360 basis points to 34.7%, in part due to the inclusion of the fourth quarter workforce reduction and other charges totaling $19.8 million, or 280 basis points. The remaining increase in S&A Expense as a percentage of sales is attributable to expenses incurred earlier in the year to expand international market coverage and support new product launches.

S&A Expense increased by $16.6 million, or 8.7%, in 2007 compared to 2006. S&A Expense included a $2.5 million charge for a restructuring action approved by management during the third quarter as discussed in Note 3 to the Consolidated Financial Statements. The charge consisted primarily of severance and outplacement benefits. The impact of unfavorable foreign currency translation on S&A Expense was approximately $6.0 million in 2007. The remaining approximate 4% increase in S&A Expense was due in part to investments associated with expanding our international market coverage, the inclusion of expenses of acquired operations and recruiting expenses associated with filling restructured positions and other openings. Increased bad debt expense, benefit costs and depreciation expense also contributed to the increase in S&A Expense in comparison to 2006. Partially offsetting these increases was a decrease in performance-based compensation expenses and a reduction in warranty costs.

Gain on Divestiture of Assets – We sold assets related to our Centurion line of sweepers during the second quarter of 2008 for a pretax gain of $0.2 million.

Gain on Sale of Facility – We completed the sale of our Maple Grove, Minnesota facility during the fourth quarter of 2007 for a net pretax gain of $6.0 million.

Total Other Income (Expense), Net

Interest Income – Interest Income was $1.0 million in 2008, a decrease of $0.8 million from 2007. The decrease between 2008 and 2007 reflects the impact of a decline in interest rates between periods on lower average cash levels.

Interest Income was $1.9 million in 2007, a decrease of $0.8 million from 2006. The decrease was a result of lower interest rates and lower average levels of Cash and Cash Equivalents and Short-Term Investments during 2007 compared to 2006.

Interest Expense – Interest Expense was $3.9 million in 2008 as we became a net debtor during the first quarter of 2008 borrowing against our revolving credit facility, primarily to fund the two acquisitions that closed during the first quarter of 2008.

Interest Expense was $0.9 million in 2007, an increase of $0.2 million as compared to 2006.  Interest Expense for both years was 0.1% of Net Sales.

Net Foreign Currency Transaction Gains (Losses) – Net Foreign Currency Transaction Gains increased $1.3 million between 2008 and 2007. A $2.7 million net foreign currency gain from the settlement of forward contracts related to a British pound denominated loan was the most significant contributor to the change between years. This gain was partially offset by the $0.9 million unfavorable movement in the foreign currency exchange rates related to a deal contingent non-speculative forward contract that we entered into that fixed the cash outlay in U.S. dollars for the Alfa acquisition in the first quarter of 2008.  The remaining change was due to a net favorable impact from other foreign currency fluctuations between years.

Net Foreign Currency Transaction Gains decreased $0.5 million between 2007 and 2006 due to fluctuations in foreign currency exchange rates.

ESOP Income – ESOP Income decreased $0.3 million between 2008 and 2007 due to a lower average stock price. We benefit from ESOP Income when the shares held by Tennant’s ESOP Plan are utilized and the basis of those shares is lower than the current average stock price.  This benefit is offset in periods when the number of shares needed exceeds the number of shares available from the ESOP as the shortfall must be issued at the current market rate, which is generally higher than the basis of the ESOP shares. During the year ended 2008 compared to 2007, we experienced a lower average stock price and issued additional shares during the fourth quarter of 2008.

ESOP Income increased $1.4 million between 2007 and 2006 due to a higher average stock price. We benefit from ESOP Income when the shares held by the Company’s ESOP plan are utilized as the basis of those shares is lower than the current average stock price.

Other Income (Expense), Net – Other Expense, Net increased $1.0 million between 2008 and 2007. The increase in Other Expense, Net was primarily due to an increase in discretionary contributions to Tennant’s charitable foundation.

The change in Other Expense, Net of $0.4 million between 2007 and 2006 was primarily due to an increase in discretionary contributions to Tennant’s charitable foundation.

Income Taxes

Our effective income tax rate was 39.6%, 30.9% and 31.2% for the years 2008, 2007 and 2006, respectively. The increase in the 2008 effective tax rate was substantially related to changes in our operating profit in total and by taxing jurisdiction. The effective rate was also negatively impacted due to a correction of an immaterial error related to reserves for uncertain tax positions covering tax years 2004 to 2006. See Note 14 for further discussion. The change in the rate as compared to 2007 was also negatively impacted due to the 2007 favorable one-time discrete item related to the reversal of a German valuation allowance as noted below.

During 2007, a favorable one-time discrete item of $3.6 million related to the reversal of a German valuation allowance, net of the impact of tax rate changes in foreign jurisdictions on deferred taxes, was recognized in the third quarter. It was determined that it was now more likely than not that a tax loss carryforward in Germany will be utilized in the future and accordingly the valuation allowance on the related deferred tax asset was reduced to zero.

During 2006, we had a favorable impact from the Extraterritorial Income Exclusion Act (ETI Act), a U.S. tax law, of approximately 2% on our effective tax rate. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, which phased out the ETI Act tax benefit during 2005 and 2006. In addition, the new law established a manufacturing deduction for profits on U.S. manufactured product to be phased in through 2010. For 2007 and 2008, these changes resulted in an increase in our effective tax rate of slightly more than 1%.

We expect our effective tax rate in 2009 to be between 36% and 38%. This rate may vary based on changes in mix of taxable earnings by country and our ability to utilize the available foreign net operating loss carryforwards.

Liquidity and Capital Resources

Liquidity – Cash and Cash Equivalents totaled $29.3 million at December 31, 2008, as compared to $33.1 million of Cash and Cash Equivalents as of December 31, 2007. We did not have any Short-Term Investments as of December 31, 2008 or 2007. Cash and Cash Equivalents held by our foreign subsidiaries totaled $14.6 million as of December 31, 2008 as compared to $3.8 million of Cash and Cash Equivalents held by our foreign subsidiaries as of December 31, 2007. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.3 and 2.5 as of December 31, 2008 and 2007, based on working capital of $143.3 million and $144.1 million, respectively.

During the first quarter of 2008, we borrowed $87.5 million on our Credit Agreement (defined below) in connection with our acquisitions of Applied Sweepers and Alfa. Our debt-to-capital ratio was 31.2% as of December 31, 2008, compared with 1.8% as of December 31, 2007. Our capital structure was comprised of $91.4 million of Long-Term Debt and $209.9 million of Shareholders’ Equity as of December 31, 2008.

On June 19, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, BMO Capital Markets Financing, Inc. and U.S. Bank National Association, as Co-Documentation Agents and the Lenders from time to time party thereto. The Credit Agreement provides us and certain of our foreign subsidiaries access to a $125.0 million revolving credit facility until June 19, 2012. Borrowings may be denominated in U.S. dollars or certain other currencies. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions.  The Credit Agreement has been amended twice, most recently in March of 2009.  For a detailed description of the amendments, refer to page 14.

If the global economy deteriorates further, it could have an unfavorable impact on the demand for our products and, as a result, our operating cash flow. We rely primarily on operating cash flow to provide for the working capital needs of our operations. However, we also have short-term and long-term debt facilities available to us to assist in meeting our cash flow requirements if needed. We believe that the combination of internally generated funds and present capital resources are more than sufficient to meet our cash requirements for 2009.

Cash Flow Summary – Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):
	2008	2007	2006
Operating Activities	$37,546	$39,640	$40,319
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(20,134)	(21,466)	(23,240)
Acquisitions of Businesses, Net of Cash Acquired	(81,845)	(3,141)	(8,469)
Change in Short-Term Investments	-	14,250	(14,250)
Financing Activities	62,075	(26,679)	(4,876)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,449)	(533)	250
Net Increase (Decrease) in Cash and Cash Equivalents	$(3,807)	$2,071	$(10,266)

Operating Activities – Cash provided by operating activities was $37.5 million in 2008, $39.6 million in 2007 and $40.3 million in 2006. In 2008, cash provided by operating activities was driven by Net Earnings, as well as increases in Employee Compensation and Benefits and Other Accrued Expenses and Accounts Receivable, partially offset by a decrease in Income Taxes Payable/Prepaid.

Cash flow provided by operating activities decreased $2.1 million in 2008 compared to 2007. This decrease was primarily driven by lower Net Earnings in 2008 compared to 2007.

In 2007, cash provided by operating activities was driven primarily by strong Net Earnings as well as an increase in net Income Taxes Payable/Prepaid, partially offset by a decrease in Employee Compensation and Benefits and Other Accrued Expenses.  The decrease in Employee Compensation and Benefits and Other Accrued Expenses was primarily a result of decreases in performance-based compensation.

As discussed previously, two metrics used by management to evaluate how effectively we utilize our net assets are “Accounts Receivable Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. The metrics are calculated on a rolling three month basis in order to more readily reflect changing trends in the business. These metrics for the quarters ended December 31, were as follows (in days):
	2008	2007	2006
DSO	77	61	61
DIOH	101	83	82

DSO increased 16 days in 2008 compared to 2007 due to a decline in sales volume in late 2008 as well as a higher mix of international receivables which carry longer payment terms and a recent slowing of payments due to the credit crisis in the fourth quarter of 2008.

DIOH increased 18 days in 2008 compared to 2007 due primarily to the decline in sales volume late in 2008 as well as higher inventory levels due to higher demo and used Inventories related to the introduction of new products and higher Inventories in the distribution center and China due to longer lead times for product sourced from low cost regions.

Investing Activities – Net cash used in investing activities was $102.0 million in 2008, $10.4 million in 2007 and $46.0 million in 2006. The primary use of cash in investing activities during 2008 was capital expenditures and our acquisitions, most notably Applied Sweepers and Alfa.

Net capital expenditures were $20.1 million during 2008 compared to $21.5 million in 2007. Net capital expenditures were $23.2 million in 2006. Capital expenditures in 2008 included upgrades to our information technology systems and related infrastructures and investments in tooling in support of new products, as well as investment in our corporate facilities to create a Global Innovation Center for research and development. Net capital expenditures in 2007 included continued investments in our footprint consolidation initiative, new product tooling and capital spending related to our global expansion initiatives. Net capital expenditures in 2006 included continued expansion of our information systems capabilities and investments in new product tooling as well as capital spending in support of our China expansion initiative.

In 2009, net capital expenditures are expected to approximate $15 million or less. Significant capital projects planned for 2009 include new product development tooling and assembly line set-up. In addition, we plan to continue to make investments to maintain and enhance our IT infrastructure and systems. Capital expenditures in 2009 are expected to be financed primarily with funds from operations.

On December 1, 2008, we entered into an asset purchase agreement with Hewlett Equipment (“Hewlett”) for a purchase price of $0.6 million in cash. The assets purchased consist of industrial equipment. Hewlett has been a distributor and service agent for Tennant Industrial and Commercial Equipment in Queensland, Australia since 1980. The purchase of Hewlett’s existing rental fleet of industrial equipment will accelerate Tennant’s strategy to grow its direct sales and service business in Brisbane, Australia. Hewlett will continue as a distributor and service agent of Tennant’s commercial equipment.

On August 15, 2008, we acquired Shanghai ShenTan Mechanical and Electrical Equipment Co. Ltd. (“Shanghai ShenTan”) for a purchase price of $0.6 million in cash.  The acquisition of Shanghai ShenTan, a 12 year exclusive distributor of Tennant products in Shanghai, China, will accelerate Tennant’s strategy to grow its direct sales and service business in the key economic area of Shanghai. The purchase agreement also provides for additional contingent consideration to be paid in each of the three one-year periods following the acquisition date if certain future revenue targets are met and if other future events occur.  We anticipate that any amount paid under this earn-out would be considered additional purchase price. The earn-out is denominated in foreign currency which approximates $0.6 million in the aggregate and is to be calculated based on 1) growth in revenues and 2) visits to specified customer locations during each of the three one-year periods following the acquisition date.

On March 28, 2008, we acquired Alfa for a purchase price of $11.8 million in cash and $1.4 million in debt assumed, subject to certain post-closing adjustments. Alfa manufactures the Alfa brand of commercial cleaning machines, is based in Sao Paulo, Brazil, and is recognized as the market leader in the Brazilian cleaning equipment industry. The purchase agreement with Alfa also provides for additional contingent consideration to be paid if certain future revenue targets are met.  We anticipate that any amount paid under this earn-out would be considered additional purchase price.  The earn-out is denominated in foreign currency which approximates $5.2 million and is to be calculated based on growth in revenues during the 2009 calendar year, with an interim calculation based on growth in 2008 revenues.  There is no maximum earn-out that can be earned during the interim period; however, the maximum earn-out that can be paid for the interim period approximates $1.2 million. Any amount earned as of the interim date in excess of the maximum payment will be held in escrow and will not be paid until the final earn-out calculation is completed.

On February 29, 2008, we acquired Applied Sweepers, a privately-held company based in Falkirk, Scotland, for a purchase price of $75.2 million in cash. Applied Sweepers is the manufacturer of Green Machines™ and is recognized as the leading manufacturer of sub-compact outdoor sweeping machines in the United Kingdom. Applied Sweepers also has locations in the United States, France and Germany and sells through a broad distribution network around the world.

In February 2007, we acquired Floorep, a distributor of cleaning equipment based in Scotland, for a purchase price of $3.6 million in cash. The results of Floorep’s operations have been included in the Consolidated Financial Statements since February 2, 2007, the date of acquisition.

In July 2006, we acquired Hofmans Machinefabriek (“Hofmans”) for a purchase price of $8.6 million. The cost of the acquisition was paid for in cash with funds provided by operations.

Financing Activities – Net cash provided by financing activities was $62.1 million in 2008. Net cash used in financing activities was $26.7 million in 2007 and $4.9 million in 2006. In 2008, issuance of long-term debt for our 2008 acquisitions provided $87.5 million and  significant uses of cash included $14.3 million in repurchases of Common Stock related to our share repurchase program and $9.6 million of dividends paid. Our cash dividend payout increased for the 37th consecutive year to $0.52 per share in 2008, an increase of $0.04 per share over 2007. In 2007, significant uses of cash included $29.0 million in repurchases of Common Stock related to our share repurchase program and $9.0 million of dividends paid.

Proceeds from the issuance of Common Stock generated $1.9 million in 2008 and $8.7 million in 2007. Proceeds in both years were driven by an increase in employees’ stock option exercises due to a higher average stock price during the first thee quarters of 2008 and during all of 2007.

In August 2006, the Board of Directors approved the adjustment of the number of shares then available for repurchase to reflect the impact of the two-for-one stock split, which increased the number of shares available for repurchase from approximately 281,000 immediately before the stock split to approximately 562,000. On May 3, 2007, the Board of Directors authorized the repurchase of 1,000,000 additional shares of our Common Stock. At December 31, 2008, there remained approximately 289,000 shares authorized for repurchase.

Approximately 476,900 and 735,900 shares were repurchased during the years ended 2008 and 2007, respectively, at average repurchase prices of $31.62 and $39.34. Beginning in September 2008, repurchases were temporarily suspended in order to conserve cash. Repurchases made in 2006 prior to the stock split on July 26, 2006 totaled approximately 61,000 shares at an average repurchase price of $46.36 or 122,000 shares at $23.18, post-split. Following the stock split, approximately 87,000 shares were repurchased in 2006 at an average price of $27.96.

Indebtedness – As of December 31, 2008, we had available lines of credit totaling $136.3 million and stand alone letters of credit of approximately $2.1 million. There were $87.5 million in outstanding borrowings under these facilities and we were in compliance with all debt covenants as of December 31, 2008.

JPMorgan Chase Bank

On June 19, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, BMO Capital Markets Financing, Inc. and U.S. Bank National Association, as Co-Documentation Agents and the Lenders from time to time party thereto. The Credit Agreement provides us and certain of our foreign subsidiaries access to a $125.0 million revolving credit facility until June 19, 2012. Borrowings may be denominated in U.S. dollars or certain other currencies. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions.  The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity. Further, the Credit Agreement initially contained a covenant requiring us to maintain indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.5 to 1, and to maintain an EBITDA to interest expense ratio of no less than 3.5 to 1. We were in compliance with all such covenants as of December 31, 2008.

On February 21, 2008, we amended the Credit Agreement to increase the sublimit on foreign currency borrowings from $75.0 million to $125.0 million and to increase the sublimit on borrowings by the foreign subsidiaries from $50.0 million to $100.0 million.

To allow for flexibility during this volatile economic environment, on March 4, 2009, we entered into a second amendment to the Credit Agreement.  This amendment principally provides: (i) an exclusion from our EBITDA calculation for: all non-cash losses and charges up to $15.0 million cash restructuring charges during the 2008 fiscal year and up to $3.0 million cash restructuring charges during the 2009 fiscal year, (ii) an amendment of the indebtedness to EBITDA financial ratio required for the second and third quarters of 2009 to not greater than 4.0 to 1 and 5.5 to 1, respectively, (iii) an amendment to the EBITDA to interest expense financial ratio for the third quarter of 2009 to not less than 3.25 to 1, and (iv) gives us the ability to incur up to an additional $80.0 million of indebtedness pari passu with the lenders under the Credit Agreement. The revolving credit facility available under the Credit Facility remains at $125.0 million, but the amendment reduced the expansion feature under the Credit Agreement from $100.0 million to $50.0 million. The amendment put a cap on permitted acquisitions of $2.0 million for the 2009 fiscal year and the amount of permitted acquisitions in fiscal years after 2009 will be limited according to our then current leverage ratio. The amendment prohibits us from conducting share repurchases during the 2009 fiscal year and limits the payment of dividends or repurchases of stock in fiscal years after 2009 to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments. Finally, if we obtain additional indebtedness as permitted under the amendment, to the extent that any revolving loans under the credit agreement are then outstanding we are required to prepay the revolving loans in an amount equal to 100% of the proceeds from the additional indebtedness. Additionally, proceeds over $25.0 million and under $35.0 million will reduce the revolver commitment on a 50% dollar for dollar basis and proceeds over $35.0 million will reduce the revolver commitment on a 100% dollar for dollar basis.

In conjunction with the amendment to the Credit Agreement, we gave the lenders a security interest on most of our personal property and pledged 65% of the stock of all domestic and first tier foreign subsidiaries.  The obligations under the Credit Agreement are also guaranteed by our domestic subsidiaries and those subsidiaries also provide a security interest in their similar personal property.

Included in the amendment were increased interest spreads and increased facility fees.  The fee for committed funds under the Credit Agreement now ranges from an annual rate of 0.30% to 0.50%, depending on our leverage ratio. Borrowings under the Credit Agreement bear interest at an annual rate of, at our option, either (i) between LIBOR plus 2.2% to LIBOR plus 3.0%, depending on our leverage ratio; or (ii) the highest of (A) the prime rate, (B) the federal funds rate plus 0.50%, and (C) the adjusted LIBOR rate for a one month period plus 1.0%; plus, in any such case under this clause (ii), an additional spread of 1.2% to 2.0%, depending on our leverage ratio.

There was $87.5 million in outstanding borrowings under this facility at December 31, 2008, with a weighted average interest rate of 0.88%.

ABN AMRO Bank

We have a revolving credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) of 5.0 million Euros, or approximately $7.0 million, for general working capital purposes.  Borrowings under this facility incur interest generally at a rate of 1.25% over the ABN AMRO base rate as calculated daily on the cleared account balance. This facility may also be used for short-term loans up to 3.0 million Euros, or approximately $4.2 million.  The terms and conditions of these loans would be incorporated in a separate short-term loan agreement at the time of the transaction. There was no balance outstanding on this facility at December 31, 2008.

Bank of America

On August 23, 2007, we entered into an unsecured revolving credit facility with Bank of America, National Association, Shanghai Branch.  During 2008 we extended the term of this facility for an additional year and the agreement will expire on August 28, 2009.  This credit facility is denominated in renminbi (“RMB”) in the amount of 20.1 million RMB, or approximately $2.9 million, and is available for general corporate purposes, including working capital needs of our China location.  As part of the March 4, 2009 amendment to the Credit Agreement with JPMorgan Chase Bank, this Credit Facility with Bank of America was reduced to an RMB amount equivalent to $2.0 million.  The interest rate on borrowed funds is equal to the People’s Bank of China’s base rate.  This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued. There was no balance outstanding on this facility at December 31, 2008.

Bank of Scotland

On April 30, 2008, we entered into a committed credit facility with Bank of Scotland (“BoS”). The credit facility provides us with 0.5 million British pounds, or approximately $0.7 million, and is available for general working capital purposes.  Borrowings under the credit facility generally bear interest at a rate of 1.75% over the BoS base rate as calculated daily on the cleared account balance. This facility contains a covenant requiring us to maintain a total assets (excluding certain amounts) to borrowings ratio of 2.5 to 1 as of the end of each month and an EBIT to total interest ratio of 2 to 1 as of the end of each quarter. We were in compliance with all such covenants at December 31, 2008. There was no balance outstanding on this facility at December 31, 2008.

Unibanco

During 2008, we entered in a revolving credit facility with Unibanco Bank (“Unibanco”) in Brazil for 1.0 million real, or approximately $0.4 million. Borrowings under this credit facility generally bear interest at a rate of 0.32% over Future Contracts on Interbank Deposit Certificates (“CDI”). This facility is collateralized by a letter of credit of $0.6 million.There was no balance outstanding on this facility at December 31, 2008.

Contractual Obligations – Our contractual cash obligations and commitments as of December 31, 2008, are summarized by period due in the following table (in thousands):
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations(1)	$87,563	$17	$34	$87,512	$-
Collateralized borrowings(2)	1,758	670	1,088	-	-
Capital leases	6,018	3,306	2,508	204	-
Interest payments on capital leases	477	258	212	7	-
Residual value guarantees(3)	900	535	362	3	-
Retirement benefit plans(4)	1,093	1,093	-	-	-
Deferred compensation arrangements(5)	7,043	956	1,388	511	4,188
Other long-term employee benefits(6)	-	-	-	-	-
Unrecognized tax benefits(7)	-	-	-	-	-
Operating leases(8)	19,694	7,919	8,898	2,515	362
Purchase obligations(9)	32,053	32,053	-	-	-
Total contractual obligations	$156,599	$46,807	$14,490	$90,752	$4,550

        (1) Our Credit Agreement does not have specified repayment terms; therefore, repayment is due upon expiration of the agreement on June 19, 2012.

(2) Collateralized borrowings represent deferred sales proceeds on certain leasing transactions with third-party leasing companies. These transactions are accounted for as borrowings under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (“SFAS No. 13”). We would be expected to fund these obligations only as a result of a default in lease payments by the purchaser.

(3) Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $11.4 million, of which we have guaranteed $9.1 million. As of December 31, 2008, we have recorded a liability for the fair value of this residual value guarantee of $0.9 million.

(4) Our retirement benefit plans, as described in Note 11 to the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Our plan obligations totaled $21.8 million as of December 31, 2008. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our $1.1 million of 2009 expected contributions in the contractual cash obligations and commitments table.

(5) The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $7.0 million as of December 31, 2008. Our estimated distributions in the contractual cash obligations and commitments table are based upon a number of assumptions including termination dates and participant distribution elections.

(6) Other long-term employee benefit arrangements are comprised of long-term incentive compensation arrangements with certain key management, foreign defined contribution plans and other long-term arrangements totaling $1.3 million. We cannot predict the timing or amount of our future payments associated with these arrangements; as a result, these obligations are not included in the contractual cash obligations and commitments table.

(7) Approximately $7.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and we are uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.

(8) Operating lease commitments consist primarily of office and warehouse facilities, vehicles and office equipment as discussed in Note 13 to the Consolidated Financial Statements. We have applied the provisions of Emerging Issues Task Force (‘EITF”) Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease,” and have determined that our agreement with our third-party logistics provider contains an operating lease under SFAS No. 13. As a result, we have included the future minimum lease payments related to the underlying building lease in our operating lease commitments in the contractual cash obligations and commitments table. In the event we elect to cancel the agreement with our third-party logistics provider prior to the contract expiration date we would be required to assume the underlying building lease for the remainder of its term.

(9) Unconditional purchase obligations include purchase orders entered into in the ordinary course of business and contractual purchase commitments. During 2008, we amended our 2003 non-cancellable purchase commitment with a third-party manufacturer to extend the terms of the agreement to 2009. The remaining commitment under this agreement totaled $0.6 million as of December 31, 2008. This purchase commitment has been included in the contractual cash obligations and commitments table along with purchase orders entered into in the ordinary course of business.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) which states that SFAS No. 157 does not address fair value measurements for purposes of lease classification or measurement. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS No. 141”) or SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB also issued FSP FAS 157-2, “Effective date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and liabilities. We adopted the required provisions of SFAS No. 157 as of January 1, 2008 and will adopt the provisions of FSP FAS 157-2 on January 1, 2009. The adoption of SFAS No. 157 did not have an impact on our financial position or results of operations and we do not expect that the adoption of FSP FAS 157-2 will have an impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R).  SFAS No. 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired to be recorded at full fair value. This statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The requirements are effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) will apply prospectively to business combinations completed on or after January 1, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively to intangible assets acquired after the effective date.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The requirements are effective for fiscal years beginning after December 15, 2009. This staff position pertains only to the disclosures and does not affect the accounting for defined benefit pensions or other postretirement plans; therefore, we do not anticipate that the adoption of FSP FAS 132(R)-1 will have an impact on our Consolidated Financial Statements.

Critical Accounting Estimates

Our Consolidated Financial Statements are based on the selection and application of accounting principals generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the Consolidated Financial Statements. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our Consolidated Financial Statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Bad debt write-offs as a percentage of Net Sales were less than 0.1% in 2008, 0.1% in 2007 and 0.2% in 2006. As of December 31, 2008, we had $6.5 million reserved against our Accounts Receivable for doubtful accounts.

Inventory Reserves – We value our inventory at the lower of the cost of inventory or fair market value through the establishment of a reserve for excess,

slow moving and obsolete inventory. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed by comparing our inventory levels to our projected demand requirements based on historical demand, market conditions and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there are significant declines in demand for certain products. This reserve creates a new cost basis for these products and is considered permanent.

We also record a reserve for inventory shrinkage. Our inventory shrinkage reserve represents anticipated physical inventory losses that are recorded and adjusted as a part of our cycle counting and physical inventory procedures. The reserve amount is based on historical loss trends, historical physical and cycle-count adjustments as well as inventory levels. Changes in the reserve result from the completed cycle counts and physical Inventories. As of December 31, 2008, we had $5.1 million reserved against Inventories.

Goodwill – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is allocated to our reporting units at the time of the acquisition.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we test goodwill on an annual basis and when an event occurs or circumstances change that may reduce the fair value of one of our reporting units below its carrying amount. A goodwill impairment loss occurs if the carrying amount of a reporting unit’s goodwill exceeds its fair value.

Goodwill impairment testing is a two-step process. The first step is used as an indicator to identify if there is a potential goodwill impairment loss.  If the first step indicates there may be a loss, the second step is performed which measures the amount of goodwill impairment loss, if any. We perform our goodwill impairment test as of year end and use our judgment to develop assumptions for the discounted cash flow model that we use. Management assumptions include forecasting revenues and margins, estimating capital expenditures, depreciation, amortization and discount rates.

If our goodwill impairment testing resulted in one or more of our reporting units’ carrying amount exceeding its fair value, we would write down our reporting units’ carrying amount to its fair value and would record an impairment loss in our results of operations in the period such determination is made.  Subsequent reversal of goodwill impairment losses is not permitted. Each of our reporting units were tested for impairment as of December 31, 2008 and based upon our analysis, the estimated fair values of our reporting units exceeded their carrying amounts and therefore we have not recorded an impairment loss as of December 31, 2008. We had Goodwill of $62.1 million as of December 31, 2008.

Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to net sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty expense as a percentage of Net Sales was 1.2% in 2008, 1.2% in 2007 and 1.4% in 2006. As of December 31, 2008, we had $6.0 million reserved for future estimated warranty costs.

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

Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our Consolidated Statements of Earnings. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is less likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2008, a valuation allowance of $9.3 million was recorded against foreign tax loss carryforwards.

Cautionary Factors Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:

•	Geopolitical, economic and credit market uncertainty throughout the world.
•	Availability of credit in the open markets.
•	Effects of potential impairment write down of our intangible assets values.
•	Successful integration of acquisitions, including ability to carry acquired goodwill at current values.
•	Ability to achieve growth plans.
•	Ability to achieve projections of future financial and operating results.
•	Ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions.
•	Fluctuations in the cost or availability of raw materials and purchased components.
•	Ability to achieve anticipated global sourcing cost reductions.
•	Success and timing of new technologies and products.
•	Unforeseen product quality problems.
•	Effects of litigation, including threatened or pending litigation.
•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.
•	Ability to effectively manage organizational changes, including workforce reductions.
•	Ability to achieve anticipated savings from our workforce reductions.
•	Ability to attract and retain key personnel.
•	Ability to acquire, retain and protect proprietary intellectual property rights.
•	Potential for increased competition in our business.
•	Changes in laws, including changes in accounting standards and taxation changes.

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

During 2008, our raw materials and other purchased component costs were unfavorably impacted by commodity prices although we were able to mitigate these higher costs with pricing actions and cost reduction actions. We will continue to focus on mitigating the risk of continued future raw material or other product component cost increases through product pricing, negotiations with our vendors and cost reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices increase, our results may be unfavorably impacted in 2009.

Foreign Currency Exchange Risk – Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposures are with the Euro, British pound, Australian and Canadian dollars, Japanese yen, Chinese yuan and Brazilian real against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between Tennant operations in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volume within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations.

Because a substantial portion of our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of approximately $63 million and $62 million at the end of 2008 and 2007, respectively. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of December 31, 2008, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.

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

ITEM 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tennant Company:

We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Tennant Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tennant Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Tennant Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 includes all of the Company’s consolidated subsidiaries except for Applied Sweepers, Ltd. (Applied Sweepers), a business acquired by Tennant Company during the first quarter of 2008.  Applied Sweepers represented approximately 4% of consolidated net sales and 16% of consolidated net assets of Tennant Company.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over the financial reporting of Applied Sweepers.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007 and Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on January 1, 2008.

/s/ KPMG LLP
Minneapolis, MN
March 13, 2009

Consolidated Statements of Earnings
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

Years ended December 31	2008	2007	2006
Net Sales	$701,405	$664,218	$598,981
Cost of Sales	415,155	385,234	347,402
Gross Profit	286,250	278,984	251,579
Operating Expense:
Research and Development Expense	24,296	23,869	21,939
Selling and Administrative Expense	243,614	206,242	189,676
Gain on Sale of Facility	-	(5,972)	-
Gain on Divestiture of Assets	(229)	-	-
Total Operating Expenses	267,681	224,139	211,615
Profit from Operations	18,569	54,845	39,964
Other Income (Expense):
Interest Income	1,042	1,854	2,698
Interest Expense	(3,944)	(898)	(737)
Net Foreign Currency Transaction Gains (Losses)	1,368	39	516
ESOP Income	2,219	2,568	1,205
Other Income (Expense), Net	(1,679)	(696)	(344)
Total Other Income (Expense), Net	(994)	2,867	3,338
Profit Before Income Taxes	17,575	57,712	43,302
Income Tax Expense	6,951	17,845	13,493
Net Earnings	$10,624	$39,867	$29,809

Earnings per Share:
Basic	$0.58	$2.14	$1.61
Diluted	$0.57	$2.08	$1.57

Weighted Average Shares Outstanding:
Basic	18,303,137	18,640,882	18,561,533
Diluted	18,581,840	19,146,025	18,989,248

Cash Dividends Declared per Common Share	$0.52	$0.48	$0.46

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

December 31	2008	2007
Assets
CURRENT ASSETS
Cash and Cash Equivalents	$29,285	$33,092
Receivables:
Trade, less Allowances for Doubtful Accounts and Returns ($7,319 in 2008 and $3,264 in 2007)	120,331	126,520
Other	3,481	971
Net Receivables	123,812	127,491
Inventories	66,828	64,027
Prepaid Expenses	18,131	7,549
Deferred Income Taxes, Current Portion	12,048	8,076
Other Current Assets	315	489
Total Current Assets	250,419	240,724
Property, Plant and Equipment	278,812	263,643
Accumulated Depreciation	(175,082)	(167,092)
Property, Plant and Equipment, Net	103,730	96,551
Deferred Income Taxes, Long-Term Portion	6,388	2,670
Goodwill	62,095	29,053
Intangible Assets, Net	28,741	5,500
Other Assets	5,231	7,572
Total Assets	$456,604	$382,070
Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Current Debt	$3,946	$2,127
Accounts Payable	26,536	31,146
Employee Compensation and Benefits	23,334	29,699
Income Taxes Payable	3,154	2,391
Other Current Liabilities	50,189	31,310
Total Current Liabilities	107,159	96,673
LONG-TERM LIABILITIES
Long-Term Debt	91,393	2,470
Employee-Related Benefits	29,059	23,615
Deferred Income Taxes, Long-Term Portion	11,671	752
Other Liabilities	7,418	6,129
Total Long-Term Liabilities	139,541	32,966
Total Liabilities	246,700	129,639
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Preferred Stock of $0.02 par value per share, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value per share, 60,000,000 shares authorized; 18,284,746
and 18,499,458 issued and outstanding, respectively	6,857	6,937
Additional Paid-In Capital	6,649	8,265
Retained Earnings	223,692	233,527
Accumulated Other Comprehensive Income (Loss)	(26,391)	5,507
Receivable from ESOP	(903)	(1,805)
Total Shareholders’ Equity	209,904	252,431
Total Liabilities and Shareholders’ Equity	$456,604	$382,070

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES

(In thousands)

Years ended December 31	2008	2007	2006
OPERATING ACTIVITIES
Net Earnings	$10,624	$39,867	$29,809
Adjustments to Net Earnings to arrive at operating cash flow:
Depreciation	20,360	16,901	13,711
Amortization	2,599	1,153	610
Deferred Tax (Benefit) Expense	(3,525)	(1,510)	(70)
Stock-Based Compensation Expense (Benefit)	(1,227)	3,140	3,568
ESOP Expense	(498)	(659)	112
Tax Benefit on ESOP	29	46	58
Allowance for Doubtful Accounts and Returns	4,007	1,690	532
Gain on Sale of Facility	-	(5,972)	-
Other, Net	7,623	3,059	2,730
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	5,574	(11,258)	(9,790)
Inventories	(3,311)	(82)	(3,104)
Accounts Payable	(8,620)	(2,337)	3,308
Employee Compensation and Benefits and Other Accrued Expenses	11,228	(4,323)	2,650
Income Taxes Payable/Prepaid	(11,247)	2,056	(2,608)
Other Current/Noncurrent Assets and Liabilities	3,930	(2,131)	(1,197)
Net Cash Provided by (Used for) Operating Activities	37,546	39,640	40,319
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(20,790)	(28,720)	(23,872)
Proceeds from Disposals of Property, Plant and Equipment	656	7,254	632
Acquisition of Businesses, Net of Cash Acquired	(81,845)	(3,141)	(8,469)
Purchases of Short-Term Investments	-	(7,925)	(14,250)
Sales of Short-Term Investments	-	22,175	-
Net Cash Provided by (Used for) Investing Activities	(101,979)	(10,357)	(45,959)
FINANCING ACTIVITIES
Payments on Capital Leases	(4,495)	(2,505)	(2,257)
Change in Short-Term Debt, Net	(1,039)	205	-
Payment of Long-Term Debt	(474)	-	-
Issuance of Long-Term Debt	87,500	-	-
Purchases of Common Stock	(14,349)	(28,951)	(5,275)
Proceeds from Issuances of Common Stock	1,872	8,734	8,477
Tax Benefit on Stock Plans	892	3,255	1,334
Dividends Paid	(9,551)	(8,979)	(8,574)
Principal Payment from ESOP	1,719	1,562	1,419
Net Cash Provided by (Used for) Financing Activities	62,075	(26,679)	(4,876)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,449)	(533)	250
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,807)	2,071	(10,266)
Cash and Cash Equivalents at Beginning of Year	33,092	31,021	41,287
CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,285	$33,092	$31,021
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Income Taxes	$15,329	$14,543	$15,207
Interest	$3,615	$479	$322
Supplemental Non-Cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$4,823	$2,441	$2,872
Collateralized Borrowings Incurred for Operating Lease Equipment	$1,758	$696	$427

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

	Common Shares	Common Stock		Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Receivable from ESOP	Total Shareholders' Equity
Balance, December 31, 2005	9,191,205	$3,459		$6,963		$189,221	$(2,931)	$(3,610)	$193,102
Net Earnings	-	-		-		29,809	-	-	29,809
Foreign Currency Translation Adjustments	-	-		-		-	2,763	-	2,763
Pension Adjustments	-	-		-		-	815	-	815
Comprehensive Income (Loss)									33,387

Stock Split	9,305,523	3,490		(3,490)		-	-	-	-
Issue Stock for Directors, Employee Benefit and Stock Plans	410,541	154		9,939		-	-	-	10,093
Share-Based Compensation	-	-		4,694		-	-	-	4,694
Dividends Paid, $0.46 per Common Share	-	-		-		(8,574)	-	-	(8,574)
Tax Benefit on Stock Plans	-	-		1,334		-	-	-	1,334
Tax Benefit on ESOP	-	-		-		58	-	-	58
Adjustment Related to SFAS No. 158 Adoption	-	-		-		(57)	-	-	(57)
Purchases of Common Stock	(153,621)	(58	)(1)	(5,217	)(1)	-	-	-	(5,275)
Principal Payments from ESOP	-	-		-		-	-	1,419	1,419
Shares Allocated	-	-		-		-	-	(517)	(517)
Balance, December 31, 2006	18,753,648	$7,045		$14,223		$210,457	$647	$(2,708)	$229,664
Net Earnings	-	-		-		39,867	-	-	39,867
Foreign Currency Translation Adjustments	-	-		-		-	2,630	-	2,630
Pension Adjustments	-	-		-		-	2,230	-	2,230
Comprehensive Income (Loss)									44,727

Issue Stock for Directors, Employee Benefit and Stock Plans	481,710	168		8,661		-	-	-	8,829
Share-Based Compensation	-	-		2,753		-	-	-	2,753
Dividends paid, $0.48 per Common Share	-	-		-		(8,979)	-	-	(8,979)
Tax Benefit on Stock Plans	-	-		3,255		-	-	-	3,255
Tax Benefit on ESOP	-	-		-		46	-	-	46
Adjustment Related to FIN 48 Adoption	-	-		-		184	-	-	184
Purchases of Common Stock	(735,900)	(276)		(28,675)		-	-	-	(28,951)
Principal Payments from ESOP	-	-		-		-	-	1,562	1,562
Shares Allocated	-	-		-		-	-	(659)	(659)
Reclassification	-	-		8,048		(8,048)	-	-	-
Balance, December 31, 2007	18,499,458	$6,937		$8,265		$233,527	$5,507	$(1,805)	$252,431
Net Earnings	-	-		-		10,624	-	-	10,624
Foreign Currency Translation Adjustments	-	-		-		-	(26,455)	-	(26,455)
Pension Adjustments	-	-		-		-	(5,443)	-	(5,443)
Comprehensive Income (Loss)									(21,274)

Issue Stock for Directors, Employee Benefit and Stock Plans	235,388	89		1,498		-	-	-	1,587
Share-Based Compensation	-	-		(763)		-	-	-	(763)
Dividends paid, $0.52 per Common Share	-	-		-		(9,551)	-	-	(9,551)
Tax Benefit on Stock Plans	-	-		892		-	-	-	892
Tax Benefit on ESOP	-	-		-		29	-	-	29
Purchases of Common Stock	(450,100)	(169)		(14,180)		-	-	-	(14,349)
Principal Payments from ESOP	-	-		-		-	-	1,719	1,719
Shares Allocated	-	-		-		-	-	(817)	(817)
Reclassification	-	-		10,937		(10,937)	-	-	-
Balance, December 31, 2008	18,284,746	$6,857		$6,649		$223,692	$(26,391)	$(903)	$209,904

The company had 60,000,000 authorized shares of Common Stock as of December 31, 2008, 2007 and 2006.

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

Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of Shareholders’ Equity. Foreign currency transaction gains or losses are included in Other Income (Expense), Net.

Use of Estimates – In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. A number of these factors include, among others, the continued recessionary economic conditions, tight credit markets, foreign currency, higher commodity costs, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash and Cash Equivalents – We consider all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

Short-term Investments – Short-term investments with maturities of less than one year are classified and accounted for as available-for-sale and carried at fair value. Changes in fair value are reported as Accumulated Other Comprehensive Income (Loss). There were no short term investments at December 31, 2008 and 2007. There were no unrealized gains or losses during the years ended December 31, 2008 and 2007.

Receivables – Credit is granted to our customers in the normal course of business. Receivables are recorded at original carrying value less reserves for estimated uncollectible accounts and sales returns. Management performs ongoing credit evaluations of customers and maintains allowances for potential credit losses and product returns based on historical write-off experience, current economic environment, evaluation of specific customer accounts and anticipated sales returns. Past-due balances are reviewed for collectibility based on agreed-upon contractual terms. Uncollectible accounts are written off against the allowance when it is deemed that a customer account is uncollectible.

Inventories – Inventories are valued at the lower of cost or market. For Inventories in Europe and China, cost is determined on a first-in, first-out basis. Cost is determined on a last-in, first-out basis for substantially all other locations.

Property, Plant and Equipment – Property, plant and equipment is carried at cost. Additions and improvements that extend the lives of the assets are capitalized while expenditures for repairs and maintenance are expensed as incurred. We generally depreciate buildings and improvements by the straight-line method over a life of 30 years. Other property, plant and equipment are generally depreciated using the straight-line method based on lives of 3 years to 15 years.

Goodwill – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”), we test Goodwill on an annual basis and when an event occurs or circumstances change that may reduce the fair value of one of our reporting units below its carrying amount. A Goodwill impairment loss occurs if the carrying amount of a reporting unit’s Goodwill exceeds its fair value. In assessing the recoverability of Goodwill, we use a discounted cash flow model to estimate the reporting unit’s fair value to compare to its carrying amount. Management uses judgment to develop assumptions for the discounted cash flow model including forecasting revenues and margins, estimating capital expenditures, depreciation, amortization and discount rates.  As of year end 2008, we completed our annual impairment test and concluded that Goodwill was not impaired.

Intangible Assets – Intangible Assets consist of definite lived customer lists, an acquired trade name, technology and an order book. Intangible Assets with a definite life are amortized on a straight-line basis.

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

Purchases of Common Stock – We repurchase our Common Stock under a 2007 repurchase program authorized by our Board of Directors. This program allows us to repurchase up to 1,000,000 shares of our Common Stock. Upon repurchase, par value is charged to Common Stock and the remaining purchase price is charged to Additional Paid-in Capital. If the amount of the remaining purchase price causes the Additional Paid-in Capital account to be in a debit position, this amount is then reclassified to Retained Earnings. Common Stock repurchased is included in shares authorized but is not included in shares outstanding.

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

Environmental – We record a liability for environmental clean-up on an undiscounted basis when a loss is probable and can be reasonably estimated.

Pension and Profit Sharing Plans – We have pension and/or profit sharing plans covering substantially all of our employees. Pension plan costs are accrued based on actuarial estimates with the required pension cost funded annually, as needed.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)

Postretirement Benefits – We recognize the cost of retiree health benefits over the employees’ period of service.

Derivative Financial Instruments – We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities (principally the Euro, Australian and Canadian dollars, British pound, Japanese yen, Chinese yuan and Brazilian real). We have elected not to apply hedge accounting treatment to these contracts as our contracts are for a short duration. These contracts are marked-to-market with the related asset or liability recorded in Other Current Assets or Other Current Liabilities, as applicable. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated net assets and liabilities are recognized in Other Income (Expense) under Net Foreign Currency Transaction Gains (Losses) within the Consolidated Statements of Earnings.

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

We apply the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) to arrangements with multiple deliverables. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which multiple revenue-generating activities are performed as well as how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Under EITF 00-21, revenues from contracts with multiple element arrangements are recognized as each element is earned. We offer service contracts in conjunction with equipment sales in addition to selling equipment and service contracts separately. When equipment and service contracts are sold at the same time, we account for them in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90–1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Sales proceeds related to service contracts are deferred if the proceeds are received in advance of the service and recognized ratably over the contract period.

Stock-based Compensation – We account for employee stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) using the fair value based method. Our stock-based compensation plans are more fully described in Note 15.

Research and Development – Research and development costs are expensed as incurred.

Advertising Costs – We advertise products, technologies, and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, email marketing, mailings, sponsorships, and telemarketing.  Advertising costs are expensed as incurred. In 2008, 2007 and 2006 such activities amounted to $3,057, $3,237 and $3,947, respectively.

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

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the Consolidated Financial Statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition.  We adopted FIN 48 as of January 1, 2007, as further discussed in Note 14.

Sales Tax – In accordance with EITF Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” we present these taxes on a net basis.

Earnings per Share – Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share assume conversion of potentially dilutive stock options and restricted share awards. Performance-based shares are included in the calculation of diluted earnings per share in the quarter in which the performance targets have been achieved.

Stock Split – On April 26, 2006, the Board of Directors declared a two-for-one common stock split effective July 26, 2006. As a result of the stock split, shareholders of record received one additional common share for every share held at the close of business on July 12, 2006. All share and per share data has been retroactively adjusted to reflect the stock split, except for the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss).

2.	Newly Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) which states that SFAS No. 157 does not address fair value measurements for purposes of lease classification or measurement. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS No. 141”) or SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB also issued FSP FAS 157-2, “Effective date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and liabilities. We adopted the required provisions of SFAS No. 157 as of January 1, 2008 and will adopt the provisions of as of FSP FAS 157-2 on January 1, 2009. The adoption of SFAS No. 157 did not have an impact on our financial position or results of operations and we do not expect that the adoption of FSP FAS 157-2 will have an impact on our financial position or results of operations.

In November 2006, the FASB released EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)

06-11”). EITF 06-11 defines how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to Retained Earnings under SFAS No. 123(R).  We adopted EITF 06-11 as of January 1, 2008. The adoption did not have a material impact on our financial position or results of operations.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data presentation to conform to the FSP EITF 03-6-1 provisions. FSP EITF 03-6-1 is effective for financial statements issued after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have an impact on our Consolidated Financial Statements.

3.	Management Actions

2008 Actions – During the fourth quarter of 2008, we announced a workforce reduction program to resize our worldwide employee base by approximately 8%, or about 240 people. A pretax charge of $14,551, including other associated costs of $290, was recognized in the fourth quarter of 2008 as a result of this program.  The workforce reduction was accomplished primarily through the elimination of salaried positions across the organization. The pretax charge consisted primarily of severance and outplacement service expenses and was included within Selling and Administrative Expense in the Consolidated Statements of Earnings.

The components of the 2008 restructuring action were as follows:
Severance, Early Retirement and Related Costs
2008 workforce reduction action	$14,261
Cash payments	(355)
Foreign currency adjustments	5
December 31, 2008 balance	$13,911

2007 Actions – During the third quarter of 2007, management approved a restructuring action in an effort to better match skill sets and talent in evolving functional areas that are critical to successful execution of our strategic priorities. These actions impacted approximately 60 positions within a workforce of 2,700, or about two percent of the employee base.

The restructuring action resulted in the recognition of pretax charges of $2,194 during 2007, as well as other associated costs of $313. Of the $2,194, $1,647 was recognized in the third quarter and the remaining $547 was recognized in the fourth quarter. These charges consist primarily of severance and outplacement benefits and are included within Selling and Administrative Expense in the Consolidated Statements of Earnings.

The components of the 2007 restructuring action were as follows:
Severance, Early Retirement and Related Costs
2007 restructuring action	$2,194
Cash payments	(836)
Foreign currency adjustments	31
December 31, 2007 balance	$1,389
2008 utilization:
Cash payments	(1,303)
Foreign currency adjustments	5
Change in estimate	(91)
December 31, 2008 balance	$-

4.	Acquisitions and Divestitures

Acquisitions

On December 1, 2008, we entered into an asset purchase agreement with Hewlett Equipment (“Hewlett”) for a purchase price of $625 in cash. The assets purchased consist of industrial equipment. Hewlett has been a distributor and service agent for Tennant Industrial and Commercial Equipment in Queensland, Australia since 1980. The purchase of Hewlett’s existing rental fleet of industrial equipment will accelerate Tennant’s strategy to grow its direct sales and service business in the key economic area of Australia. Hewlett will continue as a distributor and service agent of Tennant’s commercial Equipment.

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

On March 28, 2008, we acquired Sociedade Alfa Ltda. (“Alfa”) for a purchase price of $11,805 in cash and $1,447 in debt assumed, subject to certain post-closing adjustments. Alfa manufactures the Alfa brand of commercial cleaning machines, is based in Sao Paulo, Brazil, and is recognized as the market leader in the Brazilian cleaning equipment industry. The purchase agreement with Alfa also provides for additional contingent consideration to be paid if certain future revenue targets are met.  We anticipate that any amount paid under this earn-out would be considered additional purchase price.  The earn-out is denominated in foreign currency which approximates $5,200 and is to be calculated based on growth in revenues during the 2009 calendar year, with an interim calculation based on growth in 2008 revenues.  There is no maximum earn-out that can be earned during the interim period; however, the maximum earn-out that can be paid for the interim period approximates $1,200. Any amount earned as of the interim date in excess of the maximum payment will be held in escrow and will not be paid until the final earn-out calculation is completed.

On February 29, 2008, we acquired Applied Sweepers, Ltd. (“Applied Sweepers”), a privately-held company based in Falkirk, Scotland, for a purchase price of $75,199 in cash. Applied Sweepers is the manufacturer of Green Machines™ and is recognized as the leading manufacturer of sub-compact

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)

outdoor sweeping machines in the United Kingdom. Applied Sweepers also has locations in the United States, France and Germany and sells through a broad distribution network around the world.

The results of our acquisitions accounted for as business combinations of Applied Sweeper’s, Alfa’s and Shanghai ShenTan’s operations have been included in the Consolidated Financial Statements since their respective dates of acquisition. The purchase price allocations are preliminary and will be adjusted based upon the final determination of fair value of assets acquired and liabilities assumed.

The components of the total purchase prices for all three acquisitions have been allocated as follows:

Net tangible assets acquired	$3,314
Identified intangible assets	34,654
Goodwill	43,877
Total purchase price, net of cash acquired	$81,845

The following unaudited pro forma consolidated condensed financial results of operations for the twelve months ended December 31, 2008 and 2007 are presented as if the Applied Sweepers, Alfa and Shanghai ShenTan acquisitions had been completed at the beginning of each period presented:
	2008	2007
Pro forma net sales	$708,231	$711,451
Pro forma net earnings	10,685	43,523

Pro forma earnings per share:
Basic	0.58	2.38
Diluted	0.58	2.32

Weighted average common shares outstanding:
Basic	18,303,137	18,640,882
Diluted	18,581,840	19,146,025

These unaudited pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments, such as increased Interest Expense on acquisition debt. The adjustments do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The unaudited pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1 of each year presented, or of future results of the consolidated entities.

Divestitures

On June 20, 2008, we completed the sale of certain assets related to our Centurion product to Wayne Sweepers LLC (“Wayne Sweepers”) and agreed not to compete with this specific type of product in North America for a period of two years from the date of sale.  In exchange for these assets, we received $100 in cash and financed the remaining purchase price of $525 to Wayne Sweepers over a period of three and a half years and will receive equal quarterly payments of approximately $38 beginning in the fourth quarter of 2008.  As a result of this divestiture, we recorded a pre-tax gain of $229 in our Profit from Operations in the Consolidated Statements of Earnings and a reduction primarily to property, plant and equipment. We will also receive approximately an additional $900 in royalty payments on the first approximately 250 units manufactured and sold by Wayne Sweepers.  These royalty payments will be received and recognized quarterly as the units are sold.

5.	Inventories

The composition of Inventories at December 31, were as follows:
	2008	2007
Inventories carried at LIFO:
Finished goods	$52,289	$41,921
Raw materials, production parts and work-in-process	17,468	18045
LIFO reserve	(32,481)	(27,858)
Total LIFO inventories	37,276	32,108

Inventories carried at FIFO:
Finished goods	17,200	22,369
Raw materials, production parts and work-in-process	12,352	9,550
Total FIFO inventories	29,552	31,919
Total Inventories	$66,828	$64,027

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Property, Plant and Equipment

Property, Plant and Equipment and related Accumulated Depreciation, including equipment under capital leases, at December 31, consisted of the following:
	2008	2007
Land	$4,416	$4,432
Buildings and improvements	47,179	43,143
Machinery and equipment	221,814	206,867
Work in progress	5,403	9,201
Total Property, Plant and Equipment	278,812	263,643
Less: Accumulated Depreciation	(175,082)	(167,092)
Net Property, Plant and Equipment	$103,730	$96,551

In December 2007, we sold our Maple Grove, Minnesota facility for a pretax gain of $5,972.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)

7.	Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired.  In accordance with SFAS No. 142, we test Goodwill on an annual basis and when an event occurs or circumstances change that may reduce the fair value of one of our reporting units below its carrying amount.  A Goodwill impairment loss occurs if the carrying amount of a reporting unit's Goodwill exceeds its fair value.

For purposes of performing our annual Goodwill impairment analysis, we have identified our reporting units as North America; Europe, Middle East, Africa (“EMEA”); Asia Pacific and Latin America.  As quoted market prices are not available for our reporting units, estimated fair value is determined using projected discounted future cash flows based on historical performance and our estimates of future performance, including existing and anticipated competitive and economic conditions.  Cash flow multiple models and our overall market capitalization are also considered when we evaluate the fair value of our reporting units.  As of December 31, 2008, based upon our analysis, the estimated fair values of each of our reporting units exceeded their carrying amounts and therefore we have not recorded an impairment loss as of December 31, 2008.  However, as of December 31, 2008, our EMEA reporting unit had excess of fair value over its carrying amount of approximately 15%. Goodwill for EMEA was $45,083 as of December 31, 2008.

Our market capitalization exceeds our carrying amount as of December 31, 2008. However, in late February 2009, the price of our stock decreased to the point that our carrying amount exceeds our market capitalization.  If the price of our stock remains depressed or does not increase to the point that our market capitalization exceeds our carrying amount, we may be required to perform interim impairment tests on our Goodwill or other intangible assets.  There may be other triggering events that also indicate that the carrying amount may not be recoverable from future cash flows.  If we determine that any Goodwill or other intangible asset amounts need to be written down to their fair values this could result in a charge that may be material to our operating results and financial condition.

The changes in the carrying amount of Goodwill as of December 31, are as follows:
	2008	2007
Beginning balance	$29,053	$26,298
Additions	43,877	1,721
Foreign currency fluctuations	(10,835)	1,034
Ending balance	$62,095	$29,053

We assess the impairment of amortizing intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” at the asset grouping level.  An impairment loss occurs if the carrying amount of the asset group exceeds its fair value.  If an impairment loss occurs, the asset group is written down to its fair value.  For the year ended December 31, 2008, based upon our analysis, there were no impairment losses for our held in use asset groups.

The balances of acquired Intangible Assets, excluding Goodwill, as of December 31, are as follows:
	Customer
	Lists, Service
	Contracts and	Trade
	Order Book	Name	Technology	Total
Balance as of December 31, 2008
Original cost	$29,866	$6,659	$4,285	$40,810
Accumulated amortization	(2,463)	(573)	(847)	(3,883)
Foreign currency fluctuations	(6,067)	(1,633)	(486)	(8,186)
Carrying amount	$21,336	$4,453	$2,952	$28,741
Weighted-average original life (in years)	14	3	12
Balance as of December 31, 2007
Original cost	$3,961	$295	$1,900	$6,156
Accumulated amortization	(593)	(295)	(452)	(1,340)
Foreign currency fluctuations	510	-	174	684
Carrying amount	$3,878	$-	$1,622	$5,500
Weighted-average original life (in years)	14	4	10

The additions to Goodwill and Intangible Assets during 2008 were based on the preliminary purchase price allocations of Applied Sweepers, Alfa and Shanghai ShenTan as described in Note 4, plus adjustments to Goodwill related to the Floorep acquisition in February 2007. The Applied Sweepers Intangible Assets consisted of customer lists and service contracts, a trade name and technology with weighted average amortization periods of 15 years, 14 years and 11 years, respectively. The Alfa intangible asset consisted of a customer list and is amortized over a useful life of 9 years. The total weighted average amortization period for acquired Intangible Assets during the period is 14 years.

The additions to Goodwill and Intangible Assets during 2007 were based on the purchase price allocation of the Floorep acquisition in February 2007 plus any adjustments to Goodwill related to the Hofmans Machinefabriek acquisition in July 2006.  The Floorep intangible asset consisted of a customer list and is amortized over a useful life of 12 years. Additions to Intangible Assets during 2007 also included an acquired customer list, which is amortized over a useful life of 9 years.

Amortization expense on Intangible Assets was $2,543, $821 and $675 for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)

Estimated aggregate amortization expense based on the current carrying amount of amortizable Intangible Assets for each of the five succeeding years is as follows:
2009	$2,766
2010	2,766
2011	2,760
2012	2,762
2013	1,695
Thereafter	15,992
Total	$28,741

8.	Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt as of December 31:
	2008	2007
Short-term borrowings
Bank borrowings	$-	$205
Long-Term Debt
Bank borrowings	87,563	-
Collateralized borrowings	1,758	696
Capital lease obligations	6,018	3,696
Total Long-Term Debt	95,339	4,597
Less: current portion	3,946	2,127
Long-term portion	$91,393	$2,470

We had no short-term borrowings at December 31, 2008 and $205 in short-term borrowings at December 31, 2007.  The weighted average interest rate on short-term borrowings at December 31, 2007 was 6.21%.

As of December 31, 2008, we had available lines of credit totaling approximately $136,346 and stand alone letters of credit of approximately $2,655 outstanding as of December 31, 2008. There were $87,500 in outstanding borrowings under these facilities and we were in compliance with all debt covenants as of December 31, 2008. The weighted average interest rate on outstanding borrowings at December 31, 2008 was 0.88%. Commitment fees on unused lines of credit for the year ended December 31, 2008 were $118.

On March 28, 2008, as part of our acquisition of Alfa, we assumed debt totaling $1,447.  We repaid the full notes payable balance of $455 upon acquisition and repaid an additional $664 of short-term debt during the quarter ended June 30, 2008.

Credit Facilities
JPMorgan Chase Bank

On June 19, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, BMO Capital Markets Financing, Inc. and U.S. Bank National Association, as Co-Documentation Agents and the Lenders from time to time party thereto. The Credit Agreement provides us and certain of our foreign subsidiaries access to a $125,000 revolving credit facility until June 19, 2012. Borrowings may be denominated in U.S. dollars or certain other currencies. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions.  The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity. Further, the Credit Agreement contains a covenant requiring us to maintain indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.5 to 1, and to maintain an EBITDA to interest expense ratio of no less than 3.5 to 1. We were in compliance with all such covenants as of December 31, 2008.

On February 21, 2008, we amended the Credit Agreement to increase the sublimit on foreign currency borrowings from $75,000 to $125,000 and to increase the sublimit on borrowings by the foreign subsidiaries from $50,000 to $100,000.

To allow for flexibility during this volatile economic environment, on March 4, 2009, we entered into a second amendment to the Credit Agreement.  This amendment principally provides: (i) an exclusion from our EBITDA calculation for: all non-cash losses and charges, up to $15,000 cash restructuring charges during the 2008 fiscal year and up to $3,000 cash restructuring charges during the 2009 fiscal year, (ii) an amendment of the indebtedness to EBITDA financial ratio required for the second and third quarters of 2009 to not greater than 4.0 to 1 and 5.5 to 1, respectively, (iii) an amendment to the EBITDA to interest expense financial ratio for the third quarter of 2009 to not less than 3.25 to 1, and (iv) gives us the ability to incur up to an additional $80,000 of indebtedness pari passu with the lenders under the Credit Agreement. The revolving credit facility available under the Credit Facility remains at $125,000, but the amendment reduced the expansion feature under the Credit Agreement from $100,000 to $50,000. The amendment put a cap on permitted acquisitions of $2,000 for the 2009 fiscal year and the amount of permitted acquisitions in fiscal years after 2009 will be limited according to our then current leverage ratio. The amendment prohibits us from conducting share repurchases during the 2009 fiscal year and limits the payment of dividends or repurchases of stock in fiscal years after 2009 to an amount ranging from $12,000 to $40,000 based on our leverage ratio after giving effect to such payments. Finally, if we obtain additional indebtedness as permitted under the amendment, to the extent that any revolving loans under the credit agreement are then outstanding we are required to prepay the revolving loans in an amount equal to 100% of the proceeds from the additional indebtedness. Additionally, proceeds over $25,000 and under $35,000 will reduce the revolver commitment on a 50% dollar for dollar basis and proceeds over $35,000 will reduce the revolver commitment on a 100% dollar for dollar basis.

In conjunction with the amendment to the Credit Agreement, we gave the lenders a security interest on most of our personal property and pledged 65% of the stock of all domestic and first tier foreign subsidiaries.  The obligations under the Credit Agreement are also guaranteed by our domestic subsidiaries and those subsidiaries also provide a security interest in their similar personal property.

Included in the amendment were increased interest spreads and increased facility fees.  The fee for committed funds under the Credit Agreement now ranges from an annual rate of 0.30% to 0.50%, depending on our leverage ratio. Borrowings under the Credit Agreement bear interest at an annual rate of, at our option, either (i) between LIBOR plus 2.2% to LIBOR plus 3.0%, depending on our leverage ratio; or (ii) the highest of (A) the prime rate, (B) the federal funds rate plus 0.50%, and (C) the adjusted LIBOR rate for a one month period plus 1.0%; plus, in any such case under this clause (ii), an additional spread of 1.2% to 2.0%, depending on our leverage ratio.

There was $87,500 in outstanding borrowings under this facility at December 31, 2008, with a weighted average interest rate of 0.88%.

ABN AMRO Bank

We have a revolving credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) of 5,000 Euros, or approximately $6,985, for general working capital purposes.  Borrowings under the Facility incur interest generally at a rate of 1.25% over the ABN AMRO base rate as calculated daily on the cleared account balance. This facility may also be used for short-term loans up to 3,000 Euros, or $4,191.  The terms and conditions of these loans would be incorporated in a separate short-term loan agreement at the time of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)

transaction. There was no balance outstanding on this facility at December 31, 2008.

Bank of America

On August 23, 2007, we entered into an unsecured revolving credit facility (the “Credit Facility”) with Bank of America, National Association, Shanghai Branch. During 2008 we extended the term of this facility for an additional year and the agreement will expire on August 28, 2009. This Credit Facility is denominated in renminbi (“RMB”) in the amount of 20,100 RMB, or $2,947, and is available for general corporate purposes, including working capital needs of our China location.  As part of the March 4, 2009 amendment to the Credit Agreement with JPMorgan Chase Bank, this Credit Facility with Bank of America was reduced to an RMB amount equivalent to $2,000.  The interest rate on borrowed funds is equal to the People’s Bank of China’s base rate.  This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued.  There was no balance outstanding on this facility at December 31, 2008.

Bank of Scotland

On April 30, 2008, we entered into a committed credit facility with Bank of Scotland (“BoS”). This credit facility provides us with 500 British pounds, or $730, and is available for general working capital purposes.  Borrowings under the credit facility generally bear interest at a rate of 1.75% over the BoS base rate as calculated daily on the cleared account balance. The Facility contains a covenant requiring us to maintain a total assets (excluding certain amounts) to borrowings ratio of 2.5 to 1 as of the end of each month and an EBIT to total interest ratio of 2 to 1 as of the end of each quarter. We were in compliance with all such covenants at December 31, 2008. There was no balance outstanding on this facility at December 31, 2008.

Unibanco

During 2008 we entered in a revolving credit facility with Unibanco Bank (“Unibanco”) in Brazil for 1,000 real, or approximately $432. Borrowings under this credit facility generally bear interest at a rate of 0.32% over Future Contracts on Interbank Deposit Certificates (“CDI”). This facility is collateralized by a letter of credit of $625. There was no balance outstanding on this facility at December 31, 2008.

Collateralized Borrowings

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

The aggregate maturities of our outstanding debt including capital lease obligations as of December 31, 2008, are as follows:
2009	$4,252
2010	2,553
2011	1,290
2012	87,711
2013	10
Thereafter	-
Total minimum obligations	$95,816
Less: amount representing interest	(477)
Total	$95,339

9.	Other Current Liabilities

Other Current Liabilities at December 31, consisted of the following:
	2008	2007
Taxes, other than income taxes	$2,936	$3,390
Warranty	6,018	6,950
Deferred revenue	3,662	2,560
Rebates	5,014	5,173
Restructuring	13,911	1,389
Miscellaneous accrued expenses	10,465	7,467
Other	8,183	4,381
Total	$50,189	$31,310

The changes in warranty reserves for the three years ended December 31 were as follows:

	2008	2007	2006
Beginning balance	$6,950	$6,868	$6,146
Product warranty provision	8,157	7,695	8,411
Acquired reserves	192	-	89
Foreign currency	(88)	193	135
Claims paid	(9,193)	(7,806)	(7,913)
Ending balance	$6,018	$6,950	$6,868

10.	Fair Value of Financial Instruments

On January 1, 2008, we adopted SFAS No. 157, (as impacted by FSP FAS 157-1 and FSP FAS 157-2) for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

▪	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)

▪
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

▪	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements at December 31, 2008 are as follows:

	Fair value	Level 1	Level 2	Level 3
Assets:
Cash and Cash Equivalents	$29,285	$29,285	$-	$-
Foreign currency forward exchange contracts	346	-	346	-
Total Assets	$29,631	$29,285	$346	$-
Liabilities:
Long-Term Debt	91,393	-	91,393	-
Total Liabilities	$91,393	$-	$91,393	$-

Cash and Cash Equivalents are valued at their carrying amounts in the Consolidated Balance Sheets, which are reasonable estimates of their fair value due to their short maturities. Our foreign currency forward exchange contracts are valued at fair market value, which is the amount we would receive or pay to terminate the contracts at the reporting date. The fair market value of our Long-Term Debt approximates cost, based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. As of December 31, 2008 and 2007, the fair value of such contracts outstanding was a net gain of $346 and a net gain of $490, respectively. At December 31, 2008 and 2007, the notional amounts of foreign currency forward exchange contracts outstanding were $62,825 and $61,756, respectively.

11.	Retirement Benefit Plans

Substantially all U.S. employees are covered by various retirement benefit plans maintained by Tennant. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our U.S. and foreign plans was $9,329, $9,604 and $10,188 in 2008, 2007 and 2006, respectively.

We have a 401(k) plan that covers substantially all U.S. employees. Under this plan, the employer contribution matches up to 3% of the employee’s compensation in the form of Tennant stock. We also make a profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution can be in the form of Tennant stock or cash and is based upon our financial performance. Matching contributions are primarily funded by our ESOP Plan, while profit sharing contributions are generally paid in cash or stock, or a combination of both. Expenses for the 401(k) plan were $5,906, $6,184 and $7,344 during 2008, 2007 and 2006, respectively.

We have a U.S. nonqualified supplemental benefit plan (the “U.S. Nonqualified Plan”) to provide additional retirement benefits for certain employees whose benefits under our 401(k) plan or U.S. Pension Plan are limited by either the Employee Retirement Income Security Act or the Internal Revenue Code.

We have a U.S. postretirement medical benefit plan (the “U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with Tennant and age upon retirement.

We have a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) in the U.S. covering certain current and retired employees. Plan benefits are based on the years of service and compensation during the highest five consecutive years of service in the final ten years of employment. No new participants have entered the plan since 2000. The plan has approximately 500 participants including approximately 150 active employees as of December 31, 2008.

We also have defined pension benefit plans in the United Kingdom and Germany (the “U.K. Pension Plan” and the “German Pension Plan”). The U.K. Pension Plan and German Pension Plan both cover certain current and retired employees and neither plan is accepting new participants.

We expect to contribute approximately $126 to our U.S. Nonqualified Plan, approximately $927 to our U.S. Retiree Plan, approximately $219 to our U.K. Pension Plan, and approximately $40 to our German Pension Plan in 2009. No contributions to the U.S. Pension Plan are expected to be required during 2009.

Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, are as follows:
	2008	2007
Equity securities	49%	57%
Debt securities	47%	39%
Other	4%	4%
Total	100%	100%

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

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:
			Postretirement
	Pension Benefits		Medical Benefits
	2008	2007	2008	2007
Discount rate	6.78%	6.42%	6.90%	6.60%
Rate of compensation increase	4.07%	4.16%	-	-

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 are as follows:
			Postretirement
	Pension Benefits		Medical Benefits
	2008	2007	2008	2007
Discount rate	6.42%	5.77%	6.60%	6.00%
Expected long-term rate of return on plan assets	8.16%	8.19%	-	-
Rate of compensation increase	4.16%	4.11%	-	-

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

The accumulated benefit obligations as of December 31, for all defined benefit plans are as follows:
	2008	2007
U.S. defined benefit plans	$30,154	$29,758
U.K. Pension Plan	5,313	7,801
German Pension Plan	662	731

Information for our plans with an accumulated benefit obligation in excess of plan assets is as follows:
	2008	2007
Projected benefit obligation	$38,665	$10,527
Accumulated benefit obligation	36,129	10,029
Fair value of plan assets	29,321	7,356

As of December 31, 2008 and 2007, the U.S. Nonqualified, U.K. Pension and German Pension Plans had an accumulated benefit obligation in excess of plan assets.

Assumed healthcare cost trend rates at December 31, 2008 and 2007 are as follows:
	2008	2007
Healthcare cost trend rate assumption for the next year	11.3%	10.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.1%
Year that the rate reaches the ultimate trend rate	2029	2028

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Decrease	Increase
Effect on total of service and interest cost components	$(79)	$90
Effect on postretirement benefit obligation	$(972)	$1,116

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)

Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	Pension Benefits		Postretirement Medical Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$41,372	$41,391	$12,763	$14,242
Service cost	895	1,014	128	142
Interest cost	2,546	2,377	791	734
Plan participants' contributions	35	52	-	-
Plan amendments	-	-	-	-
Actuarial (gain) loss	(2,239)	(2,007)	(344)	(1,800)
Foreign exchange	(2,073)	220	-	-
Benefits paid	(1,871)	(1,675)	(858)	(555)
Benefit obligation at end of year	$38,665	$41,372	$12,480	$12,763
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$40,456	$39,065	$-	$-
Actual return on plan assets	(7,835)	2,545	-	-
Employer contributions	432	373	858	555
Plan participants' contributions	35	52	-	-
Foreign exchange	(1,896)	96	-	-
Benefits paid	(1,871)	(1,675)	(858)	(555)
Fair value of plan assets at end of year	29,321	40,456	-	-
Funded status at end of year	$(9,344)	$(916)	$(12,480)	$(12,763)
Amounts recognized in the consolidated balance sheets consisted of:
Noncurrent assets	$-	$2,255	$-	$-
Current liabilities	(166)	(169)	(927)	(816)
Noncurrent liabilities	(9,178)	(3,002)	(11,553)	(11,947)
Net accrued liability	$(9,344)	$(916)	$(12,480)	$(12,763)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$2,032	$2,588	$(2,428)	$(3,008)
Transition asset	(20)	(43)	-	-
Net (gain) loss	4,900	(4,114)	919	1,261
Accumulated other comprehensive income (loss)	$6,912	$(1,569)	$(1,509)	$(1,747)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)

Components of net periodic benefit cost for the three years ended December 31, were as follows:

	Pension Benefits			Postretirement Medical Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$895	$1,014	$1,008	$128	$142	$152
Interest cost	2,546	2,377	2,252	791	734	766
Expected return on plan assets	(3,203)	(3,025)	(2,943)	-	-	-
Amortization actuarial (gain) loss	(216)	88	71	-	34	75
Amortization of transition asset	(22)	(22)	(22)	-	-	-
Amortization of prior service cost	556	562	567	(580)	(580)	(520)
Settlement loss	-	-	179	-	-	-
Foreign currency	(183)	76	98	-	-	-
Net periodic cost	$373	$1,070	$1,210	$339	$330	$473

Changes in accumulated other comprehensive income:
Incremental effect of adopting SFAS No. 158	N/A	N/A	$(1,055)	N/A	N/A	$(492)
Net (gain) loss	$8,799	$(1,527)	197	$(343)	$(1,800)	-
Amortization of unrecognized prior service cost	(556)	(562)	N/A	580	580	N/A
Amortization of unrecognized prior transition asset	22	22	N/A	-	-	N/A
Amortization of unrecognized actuarial (gain) loss	216	(88)	N/A	-	(34)	N/A
Total recognized in other comprehensive income	$8,481	$(2,155)	$(858)	$237	$(1,254)	$(492)
Total recognized in net periodic benefit cost and other comprehensive income	$8,854	$(1,085)	$352	$576	$(924)	$(19)

The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and foreign plans:

		Postretirement
	Pension	Medical
	Benefits	Benefits
2009	$2,652	$927
2010	2,140	1,061
2011	2,141	1,055
2012	2,460	1,149
2013	3,907	1,174
2014 to 2018	16,039	6,428
Total	$29,339	$11,794

The following amounts are included in accumulated other comprehensive income as of December 31, 2008 and are expected to be recognized as components of net periodic benefit cost during 2009:

		Postretirement
	Pension	Medical
	Benefits	Benefits
Net (gain) loss	$(50)	$-
Net transition obligation	(20)	-
Net prior service cost (credit)	555	(580)

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

13.	Commitment and Contingencies

We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2014 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $14,940, $13,647 and $11,911 in 2008, 2007 and 2006, respectively.

The minimum rentals for aggregate lease commitments with an initial term of one year or more at December 31, 2008, were as follows:

2009	$7,919
2010	5,556
2011	3,342
2012	2,088
2013	427
Thereafter	362
Total	$19,694

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $11,413, of which we have guaranteed $9,094. As of December 31, 2008, we have recorded a liability for the estimated end-of-term loss related to this residual value guarantee of $900 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

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

During 2008, we amended our 2003 purchase commitment with a third-party manufacturer to extend the terms of the agreement to 2009.  The remaining commitment under this agreement totaled $621 as of December 31, 2008.

In the ordinary course of business, we may become liable with respect to pending and threatened litigation, tax, environmental and other matters. While the ultimate results of current claims, investigations and lawsuits involving us are unknown at this time, we do not expect that these matters will have a material adverse effect on our consolidated financial position or results of operations. Legal costs associated with such matters are expensed as incurred.

14.	Income Taxes

Income from continuing operations for the three years ended December 31, was as follows:

	2008	2007	2006
U.S. operations	$14,858	$50,561	$37,325
Foreign operations	2,717	7,151	5,977
Total	$17,575	$57,712	$43,302

Income tax expense (benefit) for the three years ended December 31, was as follows:

	2008	2007	2006
Current:
Federal	$1,771	$14,927	$11,345
Foreign	4,155	3,135	2,423
State	595	1,305	436
	$6,521	$19,367	$14,204
Deferred:
Federal	$1,384	$1,978	$(458)
Foreign	(1,201)	(3,605)	(200)
State	247	105	(53)
	$430	$(1,522)	$(711)
Total:
Federal	$3,155	$16,905	$10,887
Foreign	2,954	(470)	2,223
State	842	1,410	383
	$6,951	$17,845	$13,493

U.S. income taxes have not been provided on approximately $25,281 of undistributed earnings of non-U.S. subsidiaries. We plan to permanently reinvest these undistributed earnings. Because of the availability of U.S. foreign

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)

tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not permanently reinvested.

We have Dutch and German tax loss carryforwards of approximately $35,990 and $16,990, respectively. If unutilized, the Dutch tax loss carryforward will begin expiring in 2012. The German tax loss carryforward has no expiration date. Because of the uncertainty regarding realization of the Dutch tax loss carryforward, a valuation allowance was established. This valuation allowance increased in 2008 due to continued operating losses and the strength of the Euro against the U.S. dollar.

A valuation allowance for the remaining deferred tax assets is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31, as follows:

	2008	2007	2006
Tax at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	4.6	1.8	(0.2)
Effect of foreign operations	(0.7)	0.5	0.6
Effect of changes in valuation allowances	6.3	(4.9)	0.4
Effect of ETI and manufacturing deduction	(3.3)	(1.2)	(2.5)
Other, net	(2.3)	(0.3)	(2.1)
Effective income tax rate	39.6%	30.9%	31.2%

Deferred tax assets and liabilities were comprised of the following as of December 31:

	2008	2007	2006
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes and changes in inventory reserves	$1,509	$848	$854
Employee wages and benefits, principally due to accruals for financial reporting purposes	16,557	13,062	14,366
Warranty reserves accrued for financial reporting purposes	1,947	1,856	1,862
Accounts receivable, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	1,151	658	643
Tax loss carryforwards	13,860	13,106	11,034
Other	836	562	863
Valuation allowance	(9,303)	(8,197)	(11,034)
Total deferred tax assets	$26,557	$21,895	$18,588
Deferred tax liabilities:
Property, Plant and Equipment, principally due to differences in depreciation and related gains	$7,714	$5,895	$3,621
Goodwill and Intangible Assets	12,078	6,006	5,889
Total deferred tax liabilities	$19,792	$11,901	$9,510
Net deferred tax assets	$6,765	$9,994	$9,078

The valuation allowance at December 31, 2008, principally applies to certain foreign loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

In 2008, 2007 and 2006, we recorded tax benefits directly to Shareholders’ Equity of $921, $3,301 and $1,392, respectively, relating to our ESOP and stock plans.

We adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was a decrease in reserves for uncertain tax positions and an increase to the January 1, 2007 balance of Retained Earnings of $184.  Consistent with provisions of FIN 48, we reclassified the reserves for uncertain tax positions from other current liabilities to non-current liabilities unless the liability is expected to be paid within one year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at 1/1/08	$6,129
Increases as a result of tax positions taken during a prior period	536
Increases as a result of tax positions taken during the current period	1,048
Increases for tax positions related to acquired entities during a prior period	945
Decreases relating to settlements with taxing authorities	(185)
Reductions as a result of a lapse of the applicable statute of limitations	(749)
Decreases as a result of foreign currency fluctuations	(400)
Balance at 12/31/08	$7,324

Included in the balance of unrecognized tax benefits at December 31, 2008 are potential benefits of $2,947 that, if recognized, would affect the effective tax rate from continuing operations.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Included in the liability of $7,324 for unrecognized tax benefits as of December 31, 2008 was approximately $449 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.

We are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2007 and with limited exceptions, state and foreign income tax examinations for taxable years before 2003. The Internal Revenue Service completed its examination of the U.S. income tax returns for the years 2005 and 2006 during the third quarter.  The IRS’s adjustments to certain tax positions were fully reserved.  As a result of the additional tax payment made at the completion of the examination, unrecognized tax benefits were reduced by $178.

We are currently undergoing income examinations in various state and foreign jurisdictions covering 2004 to 2007.  Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

In the second quarter of 2008, we identified an immaterial error in our reserves for uncertain tax positions.  The reserves were understated by $619 ($546 after tax) due to an inadvertent omission of reserves for uncertain tax positions related to tax years 2004 to 2006. We recorded the correction of this error in the second quarter ended June 30, 2008 as an increase to long-term FIN 48 liability and an increase to long-term deferred tax asset for the federal benefit of the increased liability.  Income tax expense increased by $546, which resulted in an increase in the year-to-date effective tax rate of 3.1%.   Neither the origination nor the correction of the error was material to our consolidated financial statements in the current or prior periods.

We do not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

15.	Stock-Based Compensation

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

The 1995 and 1998 Plans were terminated in 2006 and all remaining shares were transferred to the Amended and Restated 1999 Stock Incentive Plan as approved by the shareholders in 2006. Awards granted under the 1995 and 1998 Plans prior to 2006 that remain outstanding continue to be governed by the respective plan under which the grant was made.  Upon approval of the Amended and Restated Stock Incentive Plan in 2006, we ceased making grants of future awards under the 1995 and 1998 Plans and subsequent grants of future awards were made from the 1999 Plan and governed by its terms.

The 2007 Plan terminated our rights to grant awards under the 1999 Plan except that the 1999 Plan will remain available for grants of reload options upon exercise of previously granted options with one-time reload features.  We have not granted options with reload features since March 1, 2004. Awards previously granted under the 1999 Plan remain outstanding and continue to be governed by the terms of that plan. A total of 1,500,000 shares were authorized for future awards under the 2007 Plan.

On January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006. Compensation costs for unvested stock options and awards that were outstanding as of the adoption date are being recognized, beginning January 1, 2006, over the requisite service period based on the grant date fair value of those options and awards as previously calculated under the pro-forma disclosures pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

A maximum of 6,200,000 shares have been available under these plans. As of December 31, 2008, there were 461,418 shares reserved for issuance under the 1995 Plan, the 1997 Plan and the 1999 Plan for outstanding compensation awards and 1,336,749 shares were available for issuance under the 2007 Plan for current and future equity awards. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.

The following table presents the components of stock-based compensation expense (benefit) for the above described plans for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Stock options and stock appreciation rights	$218	$778	$1,066
Restricted share awards	878	1,144	772
Performance share awards	(2,086)	1,084	1,536
Share-based liabilities	(237)	134	194
Total Stock-Based Compensation Expense (Benefit)	$(1,227)	$3,140	$3,568

The total income tax benefit recognized in the income statement for share-based compensation arrangements during the years ended 2008, 2007 and 2006 was $892, $3,255 and $923, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)

Stock Option and Stock Appreciation Right Awards

We determined the fair value of our stock option awards using the Black-Scholes option pricing model.

The following assumptions were used for the 2008, 2007 and 2006 grants:

	2008	2007	2006
Expected volatility	29 - 37%	26 - 35%	22 - 75%
Weighted-average expected volatility	30%	30%	43%
Expected dividend yield	1.2 - 1.5%	1.3 - 1.8%	1.8 - 2.1%
Expected term, in years	2 - 8	1 - 9	2 - 9
Risk-free interest rate	1.8 - 3.5%	3.7 - 5.1%	4.6 - 5.1%

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

Employee stock option awards prior to 2005 include a reload feature for options granted to key employees. This feature allows employees to exercise options through a stock-for-stock exercise using mature shares, and employees are granted a new stock option (reload option) equal to the number of shares of Common Stock used to satisfy both the exercise price of the option and the minimum tax withholding requirements. The reload options granted have an exercise price equal to the fair market value of the Common Stock on the grant date. Stock options granted in conjunction with reloads vest immediately and have a term equal to the remaining life of the initial grant.

Beginning in 2004, new stock option awards granted vest one-third each year over a three-year period and have a ten-year contractual term. These grants do not contain a reload feature. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Compensation expense is fully recognized for reload stock options as of the reload date.

In addition to stock options, we also occasionally grant cash-settled stock appreciation rights (“SARs”) to employees in certain foreign locations. Total outstanding SARs were 9,200 as of December 31, 2008. No new SARs were granted during 2008, 2007 or 2006.

The following table summarizes the activity during the year ended December 31, 2008, for stock option and SARs awards:
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,082,468	$19.87
Granted	27,850	35.04
Exercised	(116,823)	19.12
Forfeited	(8,999)	25.59
Expired	(33,305)	20.33
Outstanding at end of year	951,191	$20.33
Exercisable at end of year	913,837	$19.87

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $10.57, $10.26 and $10.01, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $1,910, $8,370 and $3,629, respectively.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $8 and $8, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2008, was four years.

As of December 31, 2008, there was unrecognized compensation cost for nonvested options and rights of $365 which is expected to be recognized over a weighted-average period of three years.

Restricted Share Awards

Restricted share awards typically have a two or three year vesting period from the effective date of the grant.  Restricted share awards to non-employee directors vest upon a change of control or upon termination of service as a director occurring at least six months after grant date of award so long as termination is for one of the following reasons: death; disability; retirement in accordance with company policy (i.e., age 68 etc.); resignation at request of Board (other than for gross misconduct); resignation following at least six months advance notice; failure to be re-nominated (unless due to unwillingness to serve) or re-elected by shareholders; or removal by shareholders.

The following table summarizes the activity during the year ended December 31, 2008, for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	101,894	$26.54
Granted	36,986	35.30
Vested	(39,913)	27.43
Forfeited	(2,424)	34.30
Nonvested at end of year	96,543	$29.33

The total fair value of shares vested during the year ended December 31, 2008, 2007 and 2006 was $1,095, $877 and $256, respectively. As of December 31, 2008, there was $1,259 of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of three years.

Performance Share Awards

We grant performance share awards to key employees as a part of our management compensation program. These awards are earned based upon achievement of certain financial performance targets. We determine the fair value of these awards as of the date of grant and recognize the expense over a three year performance period.

The 2006 performance share award covers the three year performance period from the beginning of fiscal year 2006 to the end of fiscal year 2008.  Performance shares granted in 2006 vest solely upon achievement of certain financial performance targets during this three year period.  During 2006 and 2007, we expensed amounts related to the 2006 performance share award as we deemed payment of the award to be probable during those prior years.  During 2008, the amounts expensed in 2006 and 2007 related to the 2006 performance share award were subsequently reversed due to the lack of achievement of the predetermined financial performance targets.  The 2007 performance share award covers the three year performance period from the beginning of fiscal year 2007 to the end of fiscal year 2009.  Performance shares granted in 2007 vest solely upon achievement of certain financial performance targets during this three year period.  During 2007, we expensed

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)

an amount related to the 2007 performance share award as we deemed payment of the award to be probable during the prior year.  During 2008, the amount expensed in 2007 related to the 2007 performance share award was subsequently reversed as we no longer deemed the achievement of the predetermined financial performance targets to be probable.  The 2008 performance share award covers the three year performance period from the beginning of fiscal year 2008 to the end of fiscal year 2010.  Performance shares granted in 2008 vest solely upon achievement of certain financial performance targets during this three year period.  For the year ended 2008, we did not recognize any expense for the 2008 or 2007 performance share awards as we do not deem the achievement of these predetermined financial performance targets to be probable.

During November 2005, we also granted a performance share award, which vested and was earned upon achieving certain total shareholder return targets over a three to five year performance period. The maximum number of shares of Common Stock issued upon payout of the award was 40,000. Compensation cost was based on the fair value of this award as of the date of grant and was recognized over the derived requisite service period of three years as the end of the third year of the performance period was the first opportunity for achievement of the total shareholder return targets. As of December 31, 2008, there was no unrecognized compensation cost related to this award as the total shareholder return targets were acheived and the maximum award was paid during 2008.

Share-Based Liabilities

As of December 31, 2008, we had $208 in total share-based liabilities recorded on our balance sheet. During the years ended December 31, 2008 and 2007 we paid out $738 and $655 related to 2007 and 2006 share-based liability awards, respectively. $1,739 related to 2005 share-based liability awards was paid during the year ended December 31, 2006.

16.	Employee Stock Ownership Plan

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

The following table summarizes ESOP activity during the years ended December 31:
	2008	2007	2006
Cash contributions	$1,621	$1,530	$1,513
Net benefit provided by ESOP	2,219	2,568	1,205
Interest earned and received on loan	363	520	663
Dividends	427	486	523

The benefit provided through the ESOP is net of expenses and is recorded in Other Income.  At December 31, 2008, the ESOP indebtedness to us, which bears an interest rate of 10.05% and is due December 31, 2009, was $1,892.

The ESOP shares as of December 31, were as follows:
	2008	2007	2006
Allocated shares	1,838,171	1,738,210	1,638,248
Unreleased shares	99,961	199,922	299,884
Total ESOP shares	1,938,132	1,938,132	1,938,132

17.	Earnings Per Share Computations

The computations of basic and diluted earnings per share for the years ended December 31, were as follows:
	2008	2007	2006
Numerator:
Net Earnings	$10,624	$39,867	$29,809
Denominator:
Basic - Weighted Average Shares Outstanding	18,303,137	18,640,882	18,561,533
Effect of dilutive securities:
Employee stock options	278,703	505,143	427,715
Diluted - Weighted Average Shares Outstanding	18,581,840	19,146,025	18,989,248
Basic Earnings per Share	$0.58	$2.14	$1.61
Diluted Earnings per Share	$0.57	$2.08	$1.57

Options to purchase 46,000, 20,700 and 107,000 shares of Common Stock were outstanding during 2008, 2007, and 2006, respectively, but were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

18.	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments. In accordance with the objective and basic principles of the standard we aggregate our operating segments into one reportable segment.

The following sets forth Net Sales and long-lived assets by geographic area:
	2008	2007	2006
Net Sales:
North America	$402,174	$417,757	$391,309
Europe, Middle East and Africa	217,594	183,188	155,710
Other International	81,637	63,273	51,962
Total	$701,405	$664,218	$598,981

	2008	2007
Long-lived assets:
North America	$99,022	$93,222
Europe, Middle East and Africa	87,815	37,395
Other International	15,114	4,062
Total	$201,951	$134,679

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

The following table presents revenues for groups of similar products and services:
	2008	2007	2006
Net Sales:
Equipment	$411,765	$393,270	$358,344
Parts and consumables	168,699	161,334	145,218
Service and other	97,292	84,429	74,235
Specialty surface coatings	23,649	25,185	21,184
Total	$701,405	$664,218	$598,981

19.	Consolidated Quarterly Data (Unaudited)

	Net Sales		Gross Profit
Quarter	2008	2007	2008	2007
First	$168,600	$155,078	$69,640	$63,758
Second	193,584	165,203	82,203	70,853
Third	185,935	161,329	78,552	66,864
Fourth	153,286	182,608	55,855	77,509
Year	$701,405	$664,218	$286,250	$278,984

			Basic				Diluted
			Earnings (Loss)				Earnings (Loss)
	Net Earnings (Loss)		per Share				per Share
Quarter	2008	2007	2008		2007		2008	2007
First	$5,235	$5,851	$0.28		$0.31		$0.28	$0.31
Second	8,292	10,454	0.45		0.56		0.44	0.55
Third	13,985	10,967	0.77		0.59		0.76	0.57
Fourth	(16,888)	12,595	(0.93)		0.68		(0.92)	0.66
Year	$10,624	$39,867	$0.58	(1)	$2.14	(1)	$0.57	$2.08	(1)

(1) The summation of quarterly data does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

Regular quarterly dividends aggregated $0.52 per share in 2008, or $0.13 per share each quarter, and $0.48 per share in 2007, or $0.12 per share each quarter.

20.	Related Party Transactions

In June 2008, we entered into a settlement agreement with a former member of the Board of Directors to pay $356 to resolve a disputed claim alleging that we failed to provide adequate notice of the expiration of stock options upon resignation from the Board. The payment represents a portion of the value of the vested stock options that expired upon resignation from the Board.  This charge was included within Selling and Administrative Expense in the Consolidated Statements of Earnings for the quarter ended June 30, 2008.

During the first quarter of 2008, we acquired Applied Sweepers and Alfa and entered into lease agreements for certain properties owned by or partially owned by the former owners of these entities. These individuals are now current employees of Tennant. Lease payments made under these lease agreements totaled $260 during 2008.

21.	Subsequent Events

On February 27, 2009, we acquired certain assets of Applied Cleansing Solutions Pty Ltd ("Applied Cleansing"), a long-term importer and distributor for Green Machines™ products in Australia and New Zealand, in a business combination for an initial closing price of approximately $560 in cash.  The purchase agreement also provides for additional contingent consideration to be paid following the acquisition date if certain future revenue targets are met during the next twelve months. We currently estimate the additional contingent consideration will be approximately $110.

On March 4, 2009 we entered into a second amendment to the Credit Agreement as further discussed in Note 8.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2008 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (COSO), our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 excluded Applied Sweepers, which was acquired by us during the first quarter of 2008 in a purchase business combination. Applied Sweepers is a wholly-owned subsidiary of ours with combined assets and net sales that represented less than 16% of our consolidated total assets and less than 4% of our consolidated net sales, respectively, as of and for the year ended December 31, 2008.  Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of this audit, has issued their report, included in Item 8, on the effectiveness of our internal control over financial reporting.

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

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The sections entitled “Board of Directors Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement are incorporated herein by reference.

The list below identifies those persons designated as executive officers of the Company, including their age, position with the Company and positions held by them during the past five or more years.

H. Chris Killingstad, President and Chief Executive Officer

H. Chris Killingstad (53) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2000, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2000 he served as Sr. Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Haagen-Dazs Asia Pacific.

Thomas J. Dybsky, Vice President, Administration

Thomas J. Dybsky (59) joined the Company in September 1998 as Vice President of Human Resources and was named Vice President of Administration in 2004. From June 1995 to September 1998, he was Vice President/Senior Consultant for MDA Consulting.

Andrew J. Eckert, Vice President, North America Sales and Service

Andrew J. Eckert (45) joined Tennant in 2002 as General Manager, North America. He was promoted to Vice President, North America Sales in 2005. From 2000 to 2002, he was the Senior Vice President of Operations at Storecast Merchandising Company, a national retail merchandising service contractor for the grocery industry. Prior to that, he was Director of Strategic Planning at General Mills and led the automation and cost-reduction efforts for U.S. trade promotional spending. He began his sales career in 1985 at General Mills in Houston, TX, and held a variety of increasing responsibilities including Customer Sales Manager for Fleming Companies and American Stores.

Michael W. Schaefer, Vice President, Chief Technical Officer

Mike Schaefer (48) joined the Company in January 2008 as Vice President, Chief Technical Officer. From 2000 to January 2008, he was Vice President of Dispensing Systems, Lean Six Sigma and Quality at Ecolab, Inc., a provider of cleaning, sanitizing, food safety and infection prevention products and services, where he led R&D efforts for their equipment business, continuous improvement and standardization of R&D processes. Prior to that he held various management positions at Alticor Corporation and Kraft General Foods.

Heidi M. Hoard, Vice President, General Counsel and Secretary

Heidi M. Hoard (58) joined Tennant in 2003 as Assistant General Counsel and Assistant Secretary and was named General Counsel in 2005. She was a partner with General Counsel Ltd. during 2003. From 1995 to 2001, she was Vice President, General Counsel and Secretary at Musicland Group, Inc. From 1993 to 1995, she was Senior Legal Counsel at Medtronic, Inc. Prior to that, she was a partner at Faegre & Benson L.L.P., a Minneapolis law firm, which she joined in 1976.

Karel Huijser, Vice President, International

Karel Huijser (48) joined the Company in 2006 as Vice President, International. Prior to joining Tennant, he was President and CEO of Asia Pacific for GE Infrastructure Shanghai, China, from 2005 to November 2006. From 2003 to 2005, he was General Manager of Asia Pacific, GE Water and Process Technologies (Asia). From 2001 to 2003, he was Global Marketing Director for GE Plastics Division based in The Netherlands. His career at GE began in 1992, following six years at Daf Trucks in The Netherlands.

Thomas Paulson, Vice President and Chief Financial Officer

Thomas Paulson (52) joined Tennant in March 2006. Prior to joining Tennant, Paulson was Chief Financial Officer and Senior Vice President of Innovex from 2001 to 2006. Prior to joining Innovex, a manufacturer of electronic interconnect solutions, Paulson worked for The Pillsbury Company for over 19 years. Paulson became a Vice President at Pillsbury in 1995 and was the Vice President of Finance for the $4 billion North American Foods Division for over two years before joining Innovex.

Don B. Westman, Vice President, Global Operations

Don B. Westman (55) joined the Company in November 2006 as Vice President, Global Operations. Prior to joining Tennant, he was Vice President of Operations – Pump Division for Pentair, Inc., a provider of products and services for the movement, treatment and storage of water, from 2005 to November 2006. From 2003 to 2005, he was Vice President of Operations – Pentair Water. From 1997 to 2003, Westman was Vice President of Operations for Hoffmans Enclosures, where he began in 1982 as a manufacturing engineering manager.

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

Section 302 Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2 to this report. We filed with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12(a) on May 28, 2008.

ITEM 11 – Executive Compensation

The sections entitled “Director Compensation for 2008” and “Executive Compensation Information” in our 2009 Proxy Statement are incorporated herein by reference.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement are incorporated herein by reference.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The sections entitled “Committee Member Appointment and Director Independence” and “Related Person Transaction Approval Policy” in our 2009 Proxy Statement are incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in our 2009 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits, Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements

Consolidated Financial Statements filed as part of this report are contained in Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(In thousands)

The changes in Allowance for Doubtful Accounts and Returns for the three years ended December 31, were as follows:
	2008	2007	2006
Balance at beginning of year	$3,264	$3,347	$4,756
Additions charged to costs and expenses	4,083	1,622	451
Additions charged to other accounts	(76)	68	81
Deductions from reserves (1)	48	(1,772)	(1,941)
Balance at end of year	$7,319	$3,265	$3,347

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Tennant Company:

Under date of March 13, 2009, we reported on the consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, cash flows, and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2008, which are included in Item 15.A.1. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as included in Item 15.A.2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Minneapolis, Minnesota
March 13, 2009

3.	Exhibits
Item #	Description	Method of Filing
Rider A:
2.1
Share Purchase Agreement dated February 15, 2008 among the Sellers identified therein and Tennant Scotland Limited (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request)
Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 29, 2008.
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3.1	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Form 10-K for the year ended December 31, 1999.
4.1	Rights Agreement, dated as of November 10, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by reference to Exhibit 1 to Form 8-A dated November 14, 2006.
10.1	Tennant Company Amended and Restated 1992 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-59054, Form S-8 dated March 2, 1993.
10.2	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
10.3	Tennant Company Restricted Stock Plan for Nonemployee Directors (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2005.
10.4	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2005*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2007.
10.5	Form of Management Agreement and Executive Employment Agreement*	Filed herewith electronically.
10.6	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
10.7	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004.
10.8	Tennant Company 1998 Management Incentive Plan, as amended*	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement No. 333-84372, Form S-8 dated March 15, 2002.
10.9	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.10	Long-Term Incentive Plan 2007*	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2006.
10.11	Long-Term Incentive Plan 2008*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2008.
10.12	Short-Term Incentive Plan 2008*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2008.

10.13	Deferred Stock Unit Agreement (awards prior to 2008)*	Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2006.
10.14	Performance share award agreement for H. Chris Killingstad*	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2005.
10.15	Services Agreement and Management Agreement between the Company and Karel Huijser*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2006.
10.16	Amendment No. 1 dated as of December 17, 2008 to Services Agreement and Management Agreement between the Company and Karel Huijser*	Filed herewith electronically.
10.17	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.18	Credit Agreement dated as of June 19, 2007	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated June 21, 2007.
10.19	Deferred Stock Unit Agreement (awards in and after 2008)*	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2007.
10.20	Amendment No. 1 dated as of February 21, 2008 to Credit Agreement dated as of June 19, 2007	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2008.
10.21	Tennant Company 2009 Short-Term Incentive Plan*	Incorporated by reference to Appendix A to the Company's Proxy statement for the 2008 Annual Meeting of Shareholder's filed on March 14, 2008.
10.22	Amendment No. 2 to the Credit Agreement dated as of March 4, 2009	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated March 10, 2009.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY
By	/s/ H. Chris Killingstad
H. Chris Killingstad President, CEO and Board of Directors
Date	March 13, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ H. Chris Killingstad	By	/s/ James T. Hale
	H. Chris Killingstad President, CEO and Board of Directors		James T. Hale Board of Directors
Date	March 13, 2009	Date	March 13, 2009

By	/s/ Thomas Paulson	By	/s/ David Mathieson
	Thomas Paulson Chief Financial Officer (Principal Financial and Accounting Officer)		David Mathieson Board of Directors
Date	March 13, 2009	Date	March 13, 2009

By	/s/ William F. Austen	By	/s/ Edwin L. Russell
	William F. Austen Board of Directors		Edwin L. Russell Board of Directors
Date	March 13, 2009	Date	March 13, 2009

By	/s/ Jeffrey A. Balagna	By	/s/ Stephen G. Shank
	Jeffrey A. Balagna Board of Directors		Stephen G. Shank Board of Directors
Date	March 13, 2009	Date	March 13, 2009
By	/s/ Carol S. Eicher	By	/s/ Steven A. Sonnenberg
	Carol S. Eicher Board of Directors		Steven A. Sonnenberg Board of Directors
Date	March 13, 2009	Date	March 13, 2009