Form 10-Q
period 2009-03-31
TENNANT CO
filed 2009-05-11
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

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

As of May 7, 2009, 18,638,387 shares of Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except shares and per share data)
	Three Months Ended
	March 31
	2009	2008
Net Sales	$128,647	$168,600
Cost of Sales	75,922	98,960
Gross Profit	52,725	69,640
Operating Expense:
Research and Development Expense	5,692	6,038
Selling and Administrative Expense	45,460	55,079
Goodwill Impairment Charge	43,363	-
Total Operating Expenses	94,515	61,117
Profit (Loss) from Operations	(41,790)	8,523
Other Income (Expense):
Interest Income	111	313
Interest Expense	(652)	(488)
Foreign Currency Transaction Gains (Losses)	(361)	(759)
ESOP Income	243	702
Other Income (Expense), Net	20	5
Total Other Income (Expense), Net	(639)	(227)

Profit (Loss) Before Income Taxes	(42,429)	8,296
Income Tax Expense (Benefit)	(683)	3,061
Net Earnings (Loss)	$(41,746)	$5,235

Earnings (Loss) per Share:
Basic	$(2.29)	$0.28
Diluted	$(2.29)	$0.28

Weighted Average Shares Outstanding:
Basic	18,262,257	18,441,002
Diluted	18,262,257	18,844,504

Cash Dividend Declared per Common Share	$0.13	$0.13

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except shares and per share data)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$26,699	$29,285
Receivables, less Allowances of $6,166 and $7,319, respectively	102,082	123,812
Inventories	66,763	66,828
Prepaid Expenses	19,243	18,131
Deferred Income Taxes, Current Portion	9,618	12,048
Other Current Assets	283	315
Total Current Assets	224,688	250,419
Property, Plant and Equipment	282,409	278,812
Accumulated Depreciation	(180,402)	(175,082)
Property, Plant and Equipment, Net	102,007	103,730
Deferred Income Taxes, Long-Term Portion	6,056	6,388
Goodwill	19,036	62,095
Intangible Assets, Net	27,376	28,741
Other Assets	6,493	5,231
Total Assets	$385,656	$456,604
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Debt	$4,253	$3,946
Accounts Payable	25,483	26,536
Employee Compensation and Benefits	17,934	23,334
Income Taxes Payable	2,542	3,154
Other Current Liabilities	36,869	50,189
Total Current Liabilities	87,081	107,159
Long-Term Liabilities:
Long-Term Debt	87,634	91,393
Employee-Related Benefits	28,494	29,059
Deferred Income Taxes, Long-Term Portion	9,435	11,671
Other Liabilities	7,328	7,418
Total Long-Term Liabilities	132,891	139,541
Total Liabilities	219,972	246,700
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,622,921 and 18,284,746 shares issued and outstanding, respectively	6,984	6,857
Additional Paid-In Capital	6,566	6,649
Retained Earnings	182,299	223,692
Accumulated Other Comprehensive Income (Loss)	(29,015)	(26,391)
Receivable from ESOP	(1,150)	(903)
Total Shareholders’ Equity	165,684	209,904
Total Liabilities and Shareholders’ Equity	$385,656	$456,604

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31
	2009	2008
OPERATING ACTIVITIES
Net Earnings (Loss)	$(41,746)	$5,235
Adjustments to Net Earnings (Loss) to Arrive at Operating Cash Flow:
Depreciation	5,356	4,307
Amortization	639	458
Deferred Tax Expense (Benefit)	595	420
Goodwill Impairment Charge	43,363	-
Stock-Based Compensation Expense	286	555
ESOP Income	(27)	(204)
Tax Benefit on ESOP	3	9
Allowance for Doubtful Accounts and Returns	166	233
Other, Net	1,376	843
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	21,149	(696)
Inventories	(2,536)	(5,966)
Accounts Payable	1,945	(6,096)
Employee Compensation and Benefits and Other Accrued Expenses	(15,456)	(9,938)
Income Taxes Payable/Prepaid	(2,300)	400
Other Assets and Liabilities	(1,640)	4,553
Net Cash Provided by (Used for) Operating Activities	11,173	(5,887)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(3,824)	(7,408)
Proceeds from Disposals of Property, Plant and Equipment	263	-
Acquisition of Businesses, Net of Cash Acquired	(2,295)	(81,365)
Net Cash Flows Provided by (Used for) Investing Activities	(5,856)	(88,773)
FINANCING ACTIVITIES
Payments on Capital Leases	(1,092)	(786)
Change in Short-Term Debt, Net	(1)	4,795
Payment of Long-Term Debt	(10,006)	-
Issuance of Long-Term Debt	6,000	87,500
Purchases of Common Stock	-	(3,593)
Proceeds from Issuance of Common Stock	-	808
Tax Benefit on Stock Plans	(147)	232
Dividends Paid	(2,381)	(2,409)
Net Cash Flows Provided by (Used for) Financing Activities	(7,627)	86,547

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(276)	312
Net Increase (Decrease) in Cash and Cash Equivalents	(2,586)	(7,801)
Cash and Cash Equivalents at Beginning of Period	29,285	33,092
Cash and Cash Equivalents at End of Period	$26,699	$25,291
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Income Taxes	$1,128	$758
Interest	$367	$378
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$1,360	$571
Collateralized Borrowings Incurred for Operating Lease Equipment	$1,968	$782

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except shares and per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) requirements for interim reporting, which allows certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America to be condensed or omitted. In our opinion, the Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of our financial position and results of our operations. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”), which states that SFAS No. 157 does not address fair value measurements for purposes of lease classification or measurement. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS No. 141”), or SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB also issued FSP FAS 157-2, “Effective date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and liabilities. We adopted the required provisions of SFAS No. 157 as of January 1, 2008 and adopted the provisions of FSP FAS 157-2 on January 1, 2009. The adoptions of SFAS No. 157 and FSP FAS 157-2 did not have an impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141(R) requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at full fair value. This statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The requirements are effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) applies prospectively to business combinations completed on or after January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact on our financial position or results of operations as of January 1, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not have an impact on our financial position or results of operations.

In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP No. 141(R)-1”), which amends and clarifies SFAS No. 141(R) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The requirements are effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will apply prospectively to business combinations completed on or after January 1, 2009. The adoption of FSP No. 141(R)-1 did not have an impact on our financial position or results of operations as of January 1, 2009.

3.	Management Actions

2008 Actions – During the fourth quarter of 2008, we announced a workforce reduction program to reduce our worldwide employee base by approximately 8%, or about 240 people. A pretax charge of $14,551, including other associated costs of $290, was recognized in the fourth quarter of 2008 as a result of this program.  The workforce reduction was accomplished primarily through the elimination of salaried positions across the organization. The pretax charge consisted primarily of severance and outplacement services and was included within Selling and Administrative Expense in the 2008 Consolidated Statement of Earnings.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except shares and per share data)

A reconciliation of the beginning and ending liability balances is as follows:
Severance, Early Retirement and Related Costs
2008 workforce reduction action	$14,261
Cash payments	(355)
Foreign currency adjustments	5
Balance as of December 31, 2008	13,911
Cash payments	(6,390)
Foreign currency adjustments	(318)
Adjustment of accrual	(1,328)
Balance as of March 31, 2009	$5,875

The $1,328 adjustment to the accrual balance during the first quarter of 2009 was primarily due to lower than anticipated severance costs in Europe both on an employee settlement basis and also the opportunity to eliminate open positions due to employee turnover thereby avoiding some severance payments.

4.	Acquisitions and Divestitures

Acquisitions

On February 27, 2009, we acquired certain assets of Applied Cleansing Solutions Pty Ltd ("Applied Cleansing"), a long-term importer and distributor for Green Machines™ products in Australia and New Zealand, in a business combination for an initial purchase price of $556 in cash. This acquisition provides us with the opportunity to accelerate our growth in the city cleaning business within the Asia Pacific region. The purchase agreement also provides for additional contingent consideration to be paid for each of the four quarters following the acquisition date if certain future revenue targets are met. We have recorded additional contingent consideration of approximately $160.

Our February 27, 2009 acquisition of Applied Cleansing is accounted for as a business combination and the results of operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition. The purchase price allocation is preliminary and will be adjusted based upon the final determination of fair value of assets acquired and liabilities assumed.

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

On August 15, 2008, we acquired Shanghai ShenTan Mechanical and Electrical Equipment Co. Ltd. (“Shanghai ShenTan”) for a purchase price including transaction costs of $598 in cash.  The acquisition of Shanghai ShenTan, a 12 year exclusive distributor of Tennant products in Shanghai, China, will accelerate Tennant’s strategy to grow its direct sales and service business in the key economic area of Shanghai. The purchase agreement also provides for additional contingent consideration to be paid in each of the three one-year periods following the acquisition date if certain future revenue targets are met and if other future events occur. We anticipate that any amount paid under this earn-out would be considered additional purchase price. The earn-out is denominated in foreign currency which approximates $600 in the aggregate and is to be calculated based on 1) growth in revenues and 2) visits to specified customer locations during each of the three one-year periods following the acquisition date.

On March 28, 2008, we acquired Sociedade Alfa Ltda. (“Alfa”) for an initial purchase price including transaction costs of $12,252 in cash and $1,445 in debt assumed. Alfa manufactures the Alfa brand of commercial cleaning machines, is based in Sao Paulo, Brazil, and is recognized as the market leader in the Brazilian cleaning equipment industry. The purchase agreement with Alfa also provides for additional contingent consideration to be paid if certain future revenue targets are met. Amounts paid under this earn-out will be considered additional purchase price. The earn-out is denominated in foreign currency which approximates $5,200 and is to be calculated based on growth in revenues during the 2009 calendar year, with an interim calculation based on growth in 2008

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except shares and per share data)

revenues. During the first quarter of 2009, we paid the maximum earn-out amount of $1,167 related to the interim period calculation based on growth in 2008 revenues.

On February 29, 2008, we acquired Applied Sweepers, Ltd. (“Applied Sweepers”), a privately-held company based in Falkirk, Scotland, for a purchase price including transaction costs of $68,900 in cash. Applied Sweepers is the manufacturer of Green Machines™ and is recognized as the leading manufacturer of sub-compact outdoor sweeping machines in the United Kingdom. Applied Sweepers also has locations in the United States, France and Germany and sells through a broad distribution network around the world.

The components of the purchase prices of the business combinations described above have been allocated as follows:

Current Assets	$14,994
Identified intangible assets	34,443
Goodwill	48,205
Other long-term assets	6,822
Total assets acquired	104,464
Current liabilities	11,278
Long-term liabilities	9,219
Total liabilities assumed	20,497
Net assets acquired	$83,967

The following pro forma condensed consolidated financial results of operations for the three months ended March 31, 2009 and 2008 are presented as if the Applied Sweepers and Alfa acquisitions had been completed at the beginning of each period presented. Hewlett was not a business combination and therefore was not included and Shanghai ShenTan and Applied Cleansing have been excluded from the pro forma consolidated condensed financial results of operations for the three months ended March 31, 2009 as these entities were distributors of Tennant or Applied Sweepers products prior to their respective acquisition dates and therefore have no impact to pro forma net sales and an insignificant impact to pro forma net earnings (loss) and pro forma earnings (loss) per share.
	Three Months Ended
	March 31
	2009	2008
Pro forma net sales	$128,647	$177,771
Pro forma net earnings (loss)	(41,746)	5,610

Pro forma earnings (loss) per share:
Basic	(2.29)	0.30
Diluted	(2.29)	0.30

Weighted average common shares outstanding:
Basic	18,262,257	18,441,002
Diluted	18,262,257	18,844,504

These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased Interest Expense on acquisition debt. The adjustments do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The unaudited pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1 of each period presented or of future results of the consolidated entities.

Divestitures
On June 20, 2008, we completed the sale of certain assets related to our Centurion product to Wayne Sweepers LLC (“Wayne Sweepers”) and agreed not to compete with this specific type of product in North America for a period of two years from the date of sale. In exchange for these assets, we received $100 in cash and financed the remaining purchase price of $525 to Wayne Sweepers over a period of three and a half years and began receiving equal quarterly payments of approximately $38 in the fourth quarter of 2008. As a result of this divestiture, we recorded a pre-tax gain of $229 in Profit from Operations in our 2008 Consolidated Statement of Earnings and a reduction primarily to property, plant and equipment. We will also receive

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except shares and per share data)

approximately an additional $900 in royalty payments on the first approximately 250 units manufactured and sold by Wayne Sweepers. These royalty payments will be received and recognized quarterly as the units are sold.

5.	Inventories

Inventories are valued at the lower of cost or market. Inventories at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
Inventories carried at LIFO:
Finished goods	$47,593	$52,289
Raw materials, production parts and work-in-process	21,273	17,468
LIFO reserve	(32,405)	(32,481)
Total LIFO inventories	36,461	37,276

Inventories carried at FIFO:
Finished goods	16,210	17,200
Raw materials, production parts and work-in-process	14,092	12,352
Total FIFO inventories	30,302	29,552
Total inventories	$66,763	$66,828

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets

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

During the first quarter of 2009, the price of our stock decreased to the point that our carrying amount exceeded our market capitalization for a period of time leading up to and including March 31, 2009.  Accordingly, we performed interim impairment tests as of March 31, 2009 on our Goodwill and other intangible assets. For purposes of performing our interim Goodwill impairment analysis, consistent with our year end 2008 annual impairment analysis, we identified our reporting units as North America; Europe, Middle East, Africa (“EMEA”); Asia Pacific and Latin America.  As quoted market prices are not available for our reporting units, estimated fair value was determined using an average weighting of both projected discounted future cash flows and the use of comparative market multiples. The use of comparative market multiples (the market approach) compares the Company to other comparable companies based on valuation multiples to arrive at a fair value.  The use of projected discounted future cash flows (discounted cash flow approach) is based on management’s assumptions including forecasted revenues and margins, estimated capital expenditures, depreciation, amortization and discount rates. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Upon performing the Step 1 test for the interim impairment analysis, the estimated fair values of the North America, Asia Pacific, and Latin America reporting units exceeded their carrying amounts.  However, the Company determined that the fair value of the EMEA reporting unit was below its carrying amount, indicating a potential goodwill impairment existed.  Having determined that the goodwill of the EMEA reporting unit was potentially impaired, the Company performed Step 2 of the goodwill impairment analysis which involved calculating the implied fair value of its goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual value to the carrying amount of goodwill.  As of March 31, 2009, as a result of our interim impairment tests, we recorded an impairment loss related to our EMEA reporting unit, which totaled $43,363, representing 100% of the Goodwill for this reporting unit.  As of March 31, 2009, we did not have an impairment of our other intangible assets.

The income tax benefit associated with the goodwill impairment was $1,074 which relates to the tax deductible portion of the goodwill impairment.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except shares and per share data)

The changes in the carrying value of goodwill for the three months ended March 31, 2009 are as follows:

Three Months Ended
March 31
Balance at December 31, 2008	$62,095
Additions	1,550
Impairment	(43,363)
Foreign currency fluctuations	(1,246)
Balance at March 31, 2009	$19,036

The balances of acquired intangible assets, excluding goodwill, are as follows:

	Customer Lists,
	Service Contracts
	and Order Book	Trade Name	Technology	Total
Balance as of March 31, 2009:
Original cost	$29,758	$6,659	$4,284	$40,701
Accumulated amortization	(2,983)	(657)	(931)	(4,571)
Foreign currency fluctuations	(6,476)	(1,697)	(581)	(8,754)
Carrying value	$20,299	$4,305	$2,772	$27,376
Weighted-average original life (in years)	14	3	12

Balance as of December 31, 2008:
Original cost	$29,866	$6,659	$4,285	$40,810
Accumulated amortization	(2,463)	(573)	(847)	(3,883)
Foreign currency fluctuations	(6,067)	(1,633)	(486)	(8,186)
Carrying value	$21,336	$4,453	$2,952	$28,741
Weighted-average original life (in years)	14	3	12

The additions to Goodwill and Intangible Assets during the first quarter of 2009 were based on the finalization of the purchase price allocations of Applied Sweepers and Alfa and preliminary purchase price allocations of Shanghai ShenTan and Applied Cleansing as described in Note 4.

Amortization expense on intangible assets for the three months ended March 31, 2009 and 2008 was $688 and $311, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years is as follows:

Remaining 2009	$2,904
2010	3,872
2011	3,866
2012	2,215
2013	1,829
Thereafter	12,690
Total	$27,376

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except shares and per share data)

7.	Short-Term Borrowings and Long-Term Debt

Debt and weighted average interest rate on debt outstanding are summarized as follows:

	March 31,	December 31,
	2009	2008
Short-term borrowings:
Bank borrowings	$-	$-
Long-Term Debt:
Bank borrowings	58	63
Credit facility borrowings	83,500	87,500
Collateralized borrowings	1,984	1,758
Capital lease obligations	6,345	6,018
Total Long-Term Debt	91,887	95,339
Less: current portion	4,253	3,946
Long-term portion	$87,634	$91,393

As of March 31, 2009, we had lines of credit totaling approximately $134,277. There were $83,500 in outstanding borrowings under these facilities as of March 31, 2009. In addition, we had stand alone letters of credit of approximately $2,655 outstanding and bank guarantees in the amount of approximately $968. The weighted average interest rate on Long-Term Debt at March 31, 2009 was 3.5%. Commitment fees on unused lines of credit for the quarter ended March 31, 2009 were $70.

Credit Facilities
JPMorgan Chase Bank

On June 19, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, BMO Capital Markets Financing, Inc. and U.S. Bank National Association, as Co-Documentation Agents and the Lenders from time to time party thereto. The Credit Agreement provides us and certain of our foreign subsidiaries access to a $125,000 revolving credit facility until June 19, 2012. Borrowings may be denominated in U.S. dollars or certain other currencies. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions.  The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity. Further, the Credit Agreement initially contained a covenant requiring us to maintain indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.5 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.5 to 1.

On February 21, 2008, we amended the Credit Agreement to increase the sublimit on foreign currency borrowings from $75,000 to $125,000 and to increase the sublimit on borrowings by the foreign subsidiaries from $50,000 to $100,000.

On March 4, 2009, we entered into a second amendment to the Credit Agreement.  This amendment principally provides: (i) an exclusion from our EBITDA calculation for: all non-cash losses and charges, up to $15,000 cash restructuring charges during the 2008 fiscal year and up to $3,000 cash restructuring charges during the 2009 fiscal year, (ii) an amendment of the indebtedness to EBITDA financial ratio required for the second and third quarters of 2009 to not greater than 4.0 to 1 and 5.5 to 1, respectively, (iii) an amendment to the EBITDA to interest expense financial ratio for the third quarter of 2009 to not less than 3.25 to 1, and (iv) the ability for us to incur up to an additional $80,000 of indebtedness pari passu with the lenders under the Credit Agreement. The revolving credit facility available under the Credit Agreement remains at $125,000, but the amendment reduced the expansion feature under the Credit Agreement from $100,000 to $50,000. The amendment put a cap on permitted new acquisitions of $2,000 for the 2009 fiscal year and the amount of permitted new acquisitions in fiscal years after 2009 will be limited according to our then current leverage ratio. The amendment prohibits us from conducting share repurchases during the 2009 fiscal year and limits the payment of dividends and repurchases of stock in fiscal years after 2009 to an amount ranging from $12,000 to $40,000 based on our leverage ratio after giving effect to such payments. Finally, if we obtain additional indebtedness as permitted under the amendment, to the extent that any revolving loans under the credit agreement are then outstanding we are required to prepay the revolving loans in an amount equal to 100% of the proceeds from the additional indebtedness. Additionally, proceeds over $25,000 and under $35,000 will reduce the revolver commitment on a 50% dollar for dollar basis and proceeds over $35,000 will reduce the revolver commitment on a 100% dollar for dollar basis.

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

We were in compliance with all covenants under the Credit Agreement as of March 31, 2009. There was $83,500 in outstanding borrowings under this facility at March 31, 2009, with a weighted average interest rate of 3.5%.

ABN AMRO Bank

We have a committed revolving credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) of 5,000 Euros, or approximately $6,643, for general working capital purposes.  As of March 31, 2009, we had bank guarantees in the amount of 729 Euros, or approximately $968, which reduced the available balance of the facility to 4,272 Euros, or approximately $5,676. Borrowings under the facility incur interest generally at a rate of 1.25% over the ABN AMRO base rate as calculated daily on the cleared account balance. This facility may also be used for short-term loans up to 3,000 Euros, or approximately $3,986.  The terms and conditions of these loans would be incorporated in a separate short-term loan agreement at the time of the transaction. There was no balance outstanding on this facility at March 31, 2009.

Bank of America

On August 23, 2007, we entered into a revolving credit facility with Bank of America, National Association, Shanghai Branch. This agreement will expire on August 28, 2009 and is denominated in renminbi (“RMB”) in the amount of 13,400 RMB, or approximately $1,960, and is available for general corporate purposes, including working capital needs of our China location.  As part of the March 4, 2009 amendment to the Credit Agreement with JPMorgan Chase Bank, this facility with Bank of America was secured with the same assets as noted above under the JPMorgan Chase section.  The interest rate on borrowed funds is equal to the People’s Bank of China’s base rate.  This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued.  There was no balance outstanding on this facility at March 31, 2009.

Bank of Scotland

On March 31, 2009, we cancelled our committed credit facility with the Bank of Scotland.

Unibanco

During 2008 we entered into a revolving credit facility with Unibanco Bank (“Unibanco”) in Brazil for 1,000 real, or approximately $431. Borrowings under this credit facility generally bear interest at a rate of 0.32% over Future Contracts on Interbank Deposit Certificates (“CDI”). This facility is collateralized by a letter of credit of $625. There was no balance outstanding on this facility at March 31, 2009.

8.	Fair Value of Financial Instruments

On January 1, 2008, we adopted SFAS No. 157 (as impacted by FSP FAS 157-1 and FSP FAS 157-2) for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

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

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except shares and per share data)

▪	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements at March 31, 2009 are as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Cash and Cash Equivalents	$26,699	$26,699	$-	$-
Total Assets	$26,699	$26,699	$-	$-
Liabilities:
Foreign currency forward exchange contracts	596	-	596	-
Total Liabilities	$596	$-	$596	$-

Cash and Cash Equivalents are valued at their carrying amounts in the Condensed Consolidated Balance Sheets, which are reasonable estimates of their fair value due to their short maturities. Our foreign currency forward exchange contracts are valued at fair market value, which is the amount we would receive or pay to terminate the contracts at the reporting date. The fair market value of our Long-Term Debt approximates cost, based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. As of March 31, 2009 and 2008, the fair value of such contracts outstanding was a net loss of $596 and a net loss of $68, respectively. At March 31, 2009 and 2008, the notional amounts of foreign currency forward exchange contracts outstanding were $57,463 and $101,438, respectively.

9.	Retirement Benefit Plans

As of March 31, 2009, we had four defined benefit pension plans and a postretirement medical plan, which are described in Note 11 of the 2008 Annual Report on Form 10-K. We have contributed $60 and $288 during the first quarter of 2009 to our pension plans and to our postretirement medical plan, respectively.

Recent market conditions have resulted in an unusually high degree of volatility that increased the risks and short-term liquidity associated with certain investments held by the U.S. Pension Plan, which could impact the value of investments after the date of these financial statements. There has been a negative return on Plan assets through March 31, 2009 which could ultimately affect the funded status of the Plan. The ultimate impact on the funded status will be determined based upon market conditions in effect when the annual valuation for the year ended December 31, 2009 is performed. If a cash contribution is deemed necessary, it would be required to be paid no later than September 15, 2010.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except shares and per share data)

The components of the net periodic benefit cost for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31
	2009	2008
Pension Benefits:
Service cost	$201	$222
Interest cost	593	643
Expected return on plan assets	(734)	(808)
Recognized actuarial (gain) loss	(12)	(57)
Amortization of transition (asset) obligation	(5)	(6)
Amortization of prior service cost	139	139
Foreign currency	(33)	65
Net periodic benefit cost	$149	$198

Postretirement Medical Benefits:
Service cost	$36	$31
Interest cost	207	193
Amortization of prior service cost	(145)	(145)
Net periodic benefit cost	$98	$79

10.	Guarantees

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines generally range from one to four years. The changes in warranty reserve balances for the three months ended March 31, 2009 and 2008 were as follows:
	Three Months Ended
	March 31
	2009	2008
Beginning balance	$6,018	$6,950
Additions charged to expense	1,436	2,143
Acquired reserves	17	-
Foreign currency fluctuations	(68)	164
Claims paid	(1,868)	(2,154)
Ending balance	$5,535	$7,103

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $11,277, of which we have guaranteed $8,905. As of March 31, 2009, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $837 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

11.	Income Tax

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2007 and with limited exceptions, state and foreign income tax examinations for taxable years before 2004.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense (Benefit). Included in the net liability of $7,249 for unrecognized tax benefits as of March 31, 2009 was approximately $463 for accrued

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except shares and per share data)

interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense (Benefit).

We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2004 to 2007 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

12.	Stock-Based Compensation

The following table presents the components of stock-based compensation expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31
	2009	2008
Stock options and stock appreciation rights	$107	$69
Restricted share awards	194	226
Performance share awards	-	240
Share-based liabilities	(15)	20
Total stock-based compensation expense	$286	$555

During the first three months of 2009 we granted 32,266 restricted shares.  The grant date fair value of each share awarded was $10.08.  Restricted share awards typically have a two or three year vesting period from the effective date of grant. The total fair value of shares vested during the three months ended March 31, 2009 and 2008 was $133 and $771, respectively.

In 2009, we granted a combination of stock options and restricted share awards to key employees as part of our management compensation program and did not grant performance share awards.  These stock options and restricted share awards vest over a three year period and do not contain a performance requirement and are therefore included in the table above in their applicable captions.

We recorded profit sharing expense during 2008 of $2,335 and in order to preserve cash, we chose to entirely fund our profit sharing by issuing shares of Common Stock during the first quarter of 2009. In the first quarter of 2008, our 2007 profit sharing was funded by a combination of stock and cash.

13.	Earnings (Loss) Per Share Computations

The computations of basic and diluted earnings (loss) per share are as follows:
	Three Months Ended
	March 31
	2009	2008
Numerator:
Net Earnings (Loss)	$(41,746)	$5,235
Denominator:
Basic - weighted average outstanding shares	18,262,257	18,441,002
Effect of dilutive securities:
Employee stock options	-	403,502
Diluted - weighted average outstanding shares	18,262,257	18,844,504
Basic Earnings (Loss) per Share	$(2.29)	$0.28
Diluted Earnings (Loss) per Share	$(2.29)	$0.28

Excluded from the dilutive securities shown above were options to purchase 1,257,904 and 18,437 shares of Common Stock during the three months ended March 31, 2009 and 2008, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceed the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except shares and per share data)

14.	Comprehensive Income (Loss)

We report Accumulated Other Comprehensive Income (Loss) as a separate item in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheets. Comprehensive Income (Loss) is comprised of Net Earnings (Loss) and Other Comprehensive Income (Loss). For the three months ended March 31, 2009 and 2008 Other Comprehensive Income (Loss) consisted of foreign currency translation adjustments and amortization of pension items as required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The reconciliations of Net Earnings (Loss) to Comprehensive Income (Loss) are as follows:

	Three Months Ended
	March 31
	2009	2008
Net Earnings (Loss)	$(41,746)	$5,235
Foreign currency translation adjustments	(2,599)	2,388
Pension adjustments	(24)	(68)
Comprehensive Income (Loss)	$(44,369)	$7,555

15.	Segment Reporting

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

The following table sets forth Net Sales by geographic area (net of intercompany sales):

	Three Months Ended
	March 31
	2009	2008
North America	$73,367	$98,243
Europe, Middle East, Africa	41,087	52,721
Other International	14,193	17,636
Total	$128,647	$168,600

16.	Related Party Transactions

During the first quarter of 2008, we acquired Applied Sweepers and Alfa and entered into lease agreements for certain properties owned by or partially owned by the former owners of these entities. These individuals are now current employees of Tennant. Lease payments made under these lease agreements totaled $66 during the first quarter of 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer world. We provide equipment, parts and consumables and specialty surface coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are primarily located in North America, Europe, the Middle East, Africa, Asia-Pacific and Latin America. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Net Loss for the first quarter of 2009 was $41.7 million, or a $2.29 loss per diluted share compared to Net Earnings of $5.2 million, or $0.28 per diluted share, in the first quarter of 2008. The Net Loss in the first quarter of 2009 was primarily due to the $43.4 million Goodwill Impairment Charge, or a $2.32 loss per diluted share, as well as a significant decline in Net Sales of 23.7% due to the continued credit crisis and the global economic conditions.  Gross margins declined by 30 basis points which was better than expected as a result of benefits from commodity price deflation and cost reductions, including benefits from the fourth quarter 2008 workforce reduction, were not enough to offset the unfavorable impact of lower production volume through our manufacturing facilities. Selling and Administrative Expense was lower in the first quarter of 2009 as compared to same quarter last year as a result of benefits from the fourth quarter 2008 workforce reduction program, reductions in volume-related expenses, and a decrease in discretionary expenses to align expenses with the lower sales volume.

The workforce reduction program was announced during the fourth quarter of 2008 to resize our worldwide employee base by approximately 8%, or about 240 people. A pretax workforce reduction charge totaling $14.6 million, or $0.65 per diluted share, was recognized in the fourth quarter of 2008 as a result of this program. The workforce reduction was accomplished primarily through the elimination of salaried positions across the organization. This measure is estimated to achieve savings of at least $15 million in 2009 and approximately $20 million in 2010. Additionally, early retirements, elimination of contracted positions and attrition accounted for some of the eliminated positions and contributed to these savings. The pretax charge consisted primarily of severance and outplacement services and was included within Selling and Administrative Expense in the 2008 Consolidated Statement of Earnings. In the first quarter of 2009, the severance accrual was revised to reflect actual experience resulting in a benefit of $1.3 million which was included within Selling and Administrative Expense in the 2009 first quarter results of operations.

Historical Results

The following compares the historical results of operations for the three month periods ended March 31, 2009 and 2008 in dollars and as a percentage of Net Sales (dollars in thousands, except per share data):
	Three Months Ended
	March 31
	2009	%	2008	%
Net Sales	$128,647	100.0	$168,600	100.0
Cost of Sales	75,922	59.0	98,960	58.7
Gross Profit	52,725	41.0	69,640	41.3
Operating Expense:
Research and Development Expense	5,692	4.4	6,038	3.6
Selling and Administrative Expense	45,460	35.3	55,079	32.7
Goodwill Impairment Charge	43,363	33.7	-	-
Total Operating Expenses	94,515	73.5	61,117	36.2
Profit (Loss) from Operations	(41,790)	(32.5)	8,523	5.1
Other Income (Expense):
Interest Income	111	0.1	313	0.2
Interest Expense	(652)	(0.5)	(488)	(0.3)
Net Foreign Currency Transaction Gains (Losses)	(361)	(0.3)	(759)	(0.5)
ESOP Income	243	0.2	702	0.4
Other Income (Expense), Net	20	-	5	-
Total Other Income (Expense), Net	(639)	(0.5)	(227)	(0.1)
Profit (Loss) Before Income Taxes	(42,429)	(33.0)	8,296	4.9
Income Tax Expense (Benefit)	(683)	(0.5)	3,061	1.8
Net Earnings (Loss)	$(41,746)	(32.5)	$5,235	3.1
Earnings (Loss) per Diluted Share	$(2.29)		$0.28

Net Sales

Consolidated Net Sales for the first quarter of 2009 totaled $128.6 million, a 23.7% decline compared to Net Sales of $168.6 million in the first quarter of 2008.  The components of the change in consolidated Net Sales in the first quarter of 2009 as compared to the first quarter of 2008 were as follows:

% Change from 2008
Organic Growth:
Volume	(22%)
Price	1%
(21%)
Foreign Currency	(6%)
Acquisitions	3%
Total	(24%)

The 23.7% decrease in consolidated Net Sales in the first quarter of 2009 from 2008 was primarily driven by:

•	an organic decline of 21%, driven almost entirely by a decline in our base business volume due to the global economic downturn;
•	an unfavorable direct foreign currency exchange impact of 6%; and
•	an increase of 3% in sales due to our March 28, 2008 acquisition of Alfa and our February 29, 2008 acquisition of Applied Sweepers.

The following table sets forth the Net Sales by geographic area for the three month periods ended March 31, 2009 and 2008 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended
	March 31
	2009	2008	%
North America	$73,367	$98,243	(25.3)
Europe, Middle East and Africa	41,087	52,721	(22.1)
Other International	14,193	17,636	(19.5)
Total	$128,647	$168,600	(23.7)

North America

North America Net Sales were $73.4 million for the first quarter of 2009, a decrease of 25.3% from the first quarter of 2008. We experienced a decline in unit volume across all product lines, but most significantly within our equipment business.  We continued to see a longer sales cycle for our products during the first quarter of 2009, with customers delaying or cancelling their purchases due to broader economic factors. During the first quarter of 2009, Net Sales benefited approximately 1% from price increases taken across all product lines. The direct impact of foreign currency within North America unfavorably impacted Net Sales by approximately 1% during the first quarter of 2009.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales decreased 22.1% to $41.1 million for the first quarter of 2009 as compared to the first quarter of 2008. An organic decline of approximately 14% accounted for the decrease in the first quarter of 2009 when compared to the same period last year due to lower unit volume more than offsetting benefits from pricing actions. Unfavorable direct foreign currency exchange fluctuations decreased Net Sales by approximately 14% in the first quarter of 2009.  Acquisitions added approximately 6% to Net Sales within this market in the first quarter of 2009.

Other International

Our Other International markets are comprised of the following key geographic regions: China and other Asia Pacific markets, Japan, Australia and Latin America.  Net Sales in these markets for the first quarter of 2009 totaled $14.2 million, a decrease of 19.5% as compared to the first quarter of 2008.  An organic decline of approximately 19% in Net Sales was driven by unit volume decreases primarily in our Latin America markets. Unfavorable direct foreign currency translation exchange effects decreased sales in Other International markets by approximately 8% in the 2009 first quarter. Acquisitions added approximately 8% to Net Sales within this market during the first quarter of 2009.

Gross Profit

Gross margin was 41.0% for the first quarter of 2009 compared with 41.3% reported in the first quarter of 2008. Gross margins declined by 30 basis points which was better than expected as a result of  benefits from commodity price deflation and cost reductions, including benefits from the fourth quarter 2008 workforce reduction, were not enough to offset the unfavorable impact of lower production volume through our manufacturing facilities.  Additionally, gross margin was impacted by unfavorable foreign currency exchange effects.

Operating Expense

Research & Development Expense

Research and Development (“R&D”) Expense in the first quarter of 2009 was $5.7 million and $6.0 million in the first quarter of 2008. R&D Expense as a percentage of Net Sales was 4.4% for the first quarter of 2009 compared to 3.6% in the comparable quarter last year.  We are committed to spending between 3% to 4% of Net Sales on our R&D efforts annually. R&D Expense was slightly down on a dollar basis due in part to timing of projects and initiatives between years, but was higher than 4% of Net Sales due to the low level of Net Sales in the first quarter of 2009.

Selling & Administrative Expense

Selling and Administrative (“S&A”) Expense in the first quarter of 2009 decreased $9.6 million, or 17.5%, to $45.5 million from $55.1 million in the first quarter of 2008. Favorable direct foreign currency exchange effects decreased S&A Expense by approximately $2.4 million in the first quarter of 2009.  S&A Expense in the 2009 first quarter also included a $1.3 million benefit from the revision to the reserve for the severance and related costs associated with the workforce reduction announced in the fourth quarter of 2008.

The remaining $5.9 million, or approximately 10.7%, decrease in S&A Expense during the 2009 first quarter was due to savings from the workforce reduction along with cost controls and reductions in discretionary spending to better align expenses with sales.  Partially offsetting these benefits is the inclusion of expenses related to the February 29, 2008 acquisition of Applied Sweepers and the March 28, 2008 acquisition of Alfa.

S&A Expense as a percentage of Net Sales was 35.3% for the first quarter of 2009, up from 32.7% in the comparable 2008 quarter.  Although S&A Expense was lower than in the 2008 first quarter on a dollar basis, the rapid decline in sales still resulted in higher S&A Expense as a percentage of Net Sales during the quarter.

Goodwill Impairment Charge

During the first quarter of 2009, we recorded a Goodwill Impairment Charge of $43.4 million related to our EMEA reporting unit. All but $3.8 million of this charge is not tax deductible.

Other Income (Expense), Net

Interest Income

Interest Income was $0.1 million in the first quarter of 2009, a decrease of $0.2 million from 2008. The decrease between 2009 and 2008 reflects the impact of a decline in interest rates between periods on lower average levels of cash and cash equivalents.

Interest Expense

Interest Expense was $0.7 million in the first quarter of 2009, an increase of $0.2 million from 2008 as we became a net debtor during the latter part of the first quarter of 2008 borrowing against our revolving credit facility, primarily to fund the two acquisitions that closed during the first quarter of 2008.

Net Foreign Currency Transaction Gains (Losses)

The net favorable change from the prior year of foreign currency losses for the three month period ended March 31, 2009 of $0.4 million was primarily due to a $0.9 million unfavorable movement in the foreign currency exchange rates in the first quarter of 2008 related to a deal contingent non-speculative forward contract that we entered into which fixed the cash outlay in US dollars for the Alfa acquisition.

ESOP Income

ESOP Income was $0.2 million in the first quarter of 2009 as compared to $0.7 million in the same period in 2008 due to a lower average stock price during the first quarter of 2009. We benefit from ESOP Income when the shares held by Tennant’s ESOP Plan are utilized and the basis of those shares is lower than the current average stock price.  This benefit is offset in periods when the number of shares needed exceeds the number of shares available from the ESOP as the shortfall must be issued at the current market rate, which is generally higher than the basis of the ESOP shares.

Other Income (Expense), Net

Other Expense, Net was essentially unchanged between the first quarters of 2009 and 2008.

Income Taxes

The effective tax rate in the first quarter of 2009 was negative 1.6% compared to the effective rate in the first quarter of the prior year of 36.9%.  The tax expense for the first quarter includes only a $1.1 million tax benefit associated with the $43.4 million impairment of goodwill, materially impacting the overall effective rate.

Excluding the tax benefit associated with the goodwill impairment, the first quarter effective tax rate would have been 41.9%.  The increase in the effective rate as compared to the first quarter of the prior year was primarily related to the mix in expected full year taxable earnings by country.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents totaled $26.7 million at March 31, 2009, compared to $29.3 million at December 31, 2008. We believe that the combination of internally generated funds and present capital resources are more than sufficient to meet our cash requirements for the next twelve months. Our debt-to-capital ratio was 35.7% and 31.2% at March 31, 2009 and December 31, 2008, respectively.

Cash Flow Summary

Cash provided by (used in) our operating, investing and financing activities is summarized as follows (dollars in thousands):

	Three Months Ended
	March 31
	2009	2008
Operating Activities	$11,173	$(5,887)
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(3,561)	(7,408)
Acquistions of Businesses, Net of Cash Acquired	(2,295)	(81,365)
Financing Activities	(7,627)	86,547
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(276)	312
Net Increase (Decrease) in Cash and Cash Equivalents	$(2,586)	$(7,801)

Operating Activities

Operating activities provided $11.2 million of cash for the three months ended March 31, 2009. Cash provided by operating activities was driven primarily by reductions in receivables during the quarter, partially offset by lower Employee Compensation and Benefit liabilities due to severance payments associated with the workforce reduction announced in the fourth quarter of 2008.

In the comparable 2008 period, cash used by operating activities was $5.9 million. Cash used by operating activities was driven by a decrease in cash income taxes paid, a decrease in Employee Compensation and Benefits and Other Accrued Expenses and Accounts Payable. The decrease in Employee Compensation and Benefits and Other Accrued Expenses was primarily a result of payments of prior fiscal year performance awards, annual rebates, incentives and profit sharing. Timing of payments was the primary reason for the decrease in Accounts Payable.

Management evaluates how effectively we utilize two of our key operating assets, receivables and inventories, using accounts receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. The metrics are calculated on a rolling three month basis in order to more readily reflect changing trends in the business. These metrics for the quarters ended were as follows (in days):

	March 31, 2009	December 31, 2008	March 31, 2008
DSO	75	77	67
DIOH	121	101	95

At March 31, 2009, DSO increased eight days compared to March 31, 2008 primarily due to decreased sales volume experienced during the first quarter of 2009 and a slowing of payments due to current economic conditions and the decreased availability of credit to our customers.  At March 31, 2009, DSO decreased two days compared to December 31, 2008 primarily due to the lower level of sales and the collection of outstanding Accounts Receivable.

At March 31, 2009, DIOH increased twenty-six days compared to March 31, 2008 and increased twenty days compared to December 31, 2008 primarily due to the decline in sales volume experienced during the first quarter of 2009 as well as higher inventory levels due to higher demo and used inventories related to the introduction of new products and higher inventories at our Louisville distribution center and China locations due to longer lead times for products sourced from low-cost regions.

Investing Activities

Investing activities during the three months ended March 31, 2009 used $5.9 million in cash. Investing activities included net capital expenditures of $3.6 million and $2.3 million related to acquisition of businesses. Investments in capital expenditures included technology upgrades, tooling related to new product development and investments in our Minnesota facilities to complete the new global R&D center of excellence to support new product innovation efforts. The $2.3 million related to acquisitions was primarily comprised of the first quarter earn-out payment for our February 29, 2008 acquisition of Alfa.

Full-year capital spending is anticipated to approximate $15 million or less, including capital spending related to our recent acquisitions.

Investing activities during the three months ended March 31, 2008 used $88.8 million in cash. Investing activities included the acquisitions of Applied Sweepers and Alfa for $81.4 million and capital expenditures of $7.4 million during the three months ended March 31, 2008.  Investments in capital expenditures included technology upgrades and new product development.

Financing Activities

Net cash used by financing activities was $7.6 million during the first three months of 2009, primarily from repayment of debt of $4.0 million and $2.4 million in dividends paid.

Net cash provided by financing activities was $86.5 million during the first three months of 2008, primarily from borrowings totaling $92.5 million from our Credit Agreement with our bank group led by JP Morgan. Significant uses of cash included $3.6 million for repurchases of common stock under our share repurchase program and $2.4 million in dividend payments.

Indebtedness

As of March 31, 2009, we had available lines of credit totaling $134.3 million and stand alone letters of credit of approximately $2.7 million. There were $83.5 million in outstanding borrowings under these facilities and we were in compliance with all debt covenants as of March 31, 2009.

On March 4, 2009, we entered into a second amendment to the Credit Agreement with JPMorgan.  This amendment principally provides: (i) an exclusion from our EBITDA calculation for: all non-cash losses and charges up to $15.0 million cash restructuring charges during the 2008 fiscal year and up to $3.0 million cash restructuring charges during the 2009 fiscal year, (ii) an amendment of the indebtedness to EBITDA financial ratio required for the second and third quarters of 2009 to not greater than 4.0 to 1 and 5.5 to 1, respectively, (iii) an amendment to the EBITDA to interest expense financial ratio for the third quarter of 2009 to not less than 3.25 to 1, and (iv) the ability for us to incur up to an additional $80.0 million of indebtedness pari passu with the lenders under the Credit Agreement. The revolving credit facility available under the Credit Agreement remains at $125.0 million, but the amendment reduced the expansion feature under the Credit Agreement from $100.0 million to $50.0 million. The amendment put a cap on permitted new acquisitions of $2.0 million for the 2009 fiscal year and the amount of permitted new acquisitions in fiscal years after 2009 will be limited according to our then current leverage ratio. The amendment prohibits us from conducting share repurchases during the 2009 fiscal year and limits the payment of dividends and repurchases of stock in fiscal years after 2009 to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments. Finally, if we obtain additional indebtedness as permitted under the amendment, to the extent that any revolving loans under the credit agreement are then outstanding we are required to prepay the revolving loans in an amount equal to 100% of the proceeds from the additional indebtedness. Additionally, proceeds over $25.0 million and under $35.0 million will reduce the revolver commitment on a 50% dollar for dollar basis and proceeds over $35.0 million will reduce the revolver commitment on a 100% dollar for dollar basis.

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

We were in compliance with all covenants under the Credit Agreement as of March 31, 2009. There was $83.5 million in outstanding borrowings under this facility at March 31, 2009, with a weighted average interest rate of 3.5%.

Contractual Obligations

There have been no material changes with respect to contractual obligations as disclosed in our 2008 Annual Report on Form 10-K.

New Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The requirements are effective for fiscal years beginning after December 15, 2009. This staff position pertains only to the disclosures and does not affect the accounting for defined benefit pensions or other postretirement plans; therefore, we do not anticipate that the adoption of FSP FAS 132(R)-1 will have an impact on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. We do not expect that SFAS No. 162 will have an impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP 157-4, “Interim Disclosures about Fair Value Financial Instruments” (“FSP FAS 157-4”) that provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of fair-value measurement remains an exit price. The requirements are effective for interim and annual periods ending after June 15, 2009.  We do not anticipate that the adoption of FSP FAS 157-4 will have an impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FASB 107-1 and APB 28-1, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FASB 107-1 and APB 28-1”) which requires publicly traded companies, as defined in Opinion 28, to disclose the fair value of financial instruments within the scope of Statement 107 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The requirements are effective for interim periods ending after June 15, 2009.  We do not anticipate that the adoption of FSP FASB 107-1 and APB 28-1 will have an impact on our Consolidated Financial Statements.

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

These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve.

Particular risks and uncertainties presently facing us include:
•	Geopolitical, economic and credit market uncertainty throughout the world.
•	Cost and availability of financing for ourselves and our suppliers.
•	Our customers’ ability to obtain credit to fund equipment purchases.
•	Successful integration of acquisitions, including ability to carry remaining goodwill at current values.
•	Ability to accurately project future financial and operating results and to achieve such projections.
•	Ability to achieve operational efficiencies while reducing expenses and headcount.
•	Fluctuations in the cost or availability of raw materials and purchased components.
•	Ability to achieve anticipated global sourcing cost reductions.
•	Success and timing of new technologies and products.

•	Unforeseen product quality problems.
•	Effects of litigation, including threatened or pending litigation.
•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.
•	Ability to effectively manage organizational changes, including workforce reductions.
•	Ability to achieve anticipated savings from our workforce reductions.
•	Ability to attract and retain key personnel.
•	Effects of potential impairment write-down of our intangible asset values.
•	Ability to acquire, retain and protect proprietary intellectual property rights.
•	Potential for increased competition in our business.
•	Changes in laws, including changes in accounting standards and taxation changes.

We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. For additional information about factors that could materially affect Tennant’s results, please see our other Securities and Exchange Commission filings, including the “Risk Factors” section of our 2008 Annual Report on Form 10-K.

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

Fluctuations in worldwide demand and other factors affect the price for lead, steel and related products. We do not maintain an inventory of raw or fabricated steel or batteries in excess of near-term production requirements. As a result, fluctuations in the price of lead or steel can significantly impact the cost of our lead and steel-based raw materials and component parts.

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

Because a substantial portion of our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of approximately $57.5 million and $101.4 million as of the period ended March 31, 2009 and 2008, respectively. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of March 31, 2009, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.

Other Matters – Management regularly reviews our business operations with the objective of improving financial performance and maximizing our return on investment. As a result of this ongoing process to improve financial performance, we may incur additional restructuring charges in the future which, if taken, could be material to our financial results.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended March 31, 2009 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in our 2008 Annual Report on Form 10-K.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 2.  Unrestricted Sales of Equity Securities and Use of Proceeds

On May 3, 2007, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs. In order to preserve cash, we had temporarily suspended these repurchases. Our March 4, 2009 amendment to our Credit Agreement prohibits us from conducting share repurchases during the 2009 fiscal year and limits the payment of dividends and repurchases of stock in fiscal years after 2009 to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments.

			Total Number of
			Shares Purchased
	Total Number		as Part of Publicly	Maximum Number of
For the Quarter Ended	of Shares	Average Price	Announced Plans	Shares that May Yet
March 31, 2009	Purchased (1)	Paid Per Share	or Programs	Be Purchased
January 1 - 31, 2009	14	$ 15.80	-	288,874
February 1 - 28, 2009	401	12.90	-	288,874
March 1 - 31, 2009	974	8.37	-	288,874
Total	1,389	$ 9.75	-	288,874

(1) Includes 1,389 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options or restricted stock under employee compensation plans.

Item 6.  Exhibits

Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3ii to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.1	Amendment No. 2 to Credit Agreement dated as of March 4, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 4, 2009.
10.2	Pledge and Security Agreement dated as of March 4, 2009	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 4, 2009.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	May 11, 2009	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	May 11, 2009	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)