Form 10-Q
period 2009-06-30
TENNANT CO
filed 2009-08-04
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

As of August 3, 2009, 18,685,836 shares of Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net Sales	$148,578	$193,584	$277,225	$362,184
Cost of Sales	88,479	111,381	164,401	210,341
Gross Profit	60,099	82,203	112,824	151,843
Operating Expense:
Research and Development Expense	5,679	5,702	11,371	11,740
Selling and Administrative Expense	49,012	60,751	94,471	115,830
Goodwill Impairment Charge	-	-	43,363	-
Gain on Divestiture of Assets	-	(246)	-	(246)
Total Operating Expenses	54,691	66,207	149,205	127,324
Profit (Loss) from Operations	5,408	15,996	(36,381)	24,519
Other Income (Expense):
Interest Income	95	216	205	528
Interest Expense	(912)	(1,197)	(1,564)	(1,685)
Net Foreign Currency Transaction Gains (Losses)	153	146	(208)	(614)
ESOP Income	245	311	488	1,014
Other Income (Expense), Net	(68)	(750)	(48)	(744)
Total Other Income (Expense), Net	(487)	(1,274)	(1,127)	(1,501)

Profit (Loss) Before Income Taxes	4,921	14,722	(37,508)	23,018
Income Tax Expense (Benefit)	1,914	6,430	1,231	9,490
Net Earnings (Loss)	$3,007	$8,292	$(38,739)	$13,528

Earnings (Loss) per Share:
Basic	$0.16	$0.45	$(2.10)	$0.73
Diluted	$0.16	$0.44	$(2.10)	$0.72

Weighted Average Shares Outstanding:
Basic	18,543,375	18,402,929	18,403,593	18,421,919
Diluted	18,716,769	18,778,343	18,403,593	18,820,811

Cash Dividend Declared per Common Share	$0.13	$0.13	$0.26	$0.26

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except shares and per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$16,092	$29,285
Receivables, less Allowances of $5,393 and $7,319, respectively	108,956	123,812
Inventories	59,206	66,828
Prepaid Expenses	11,145	18,131
Deferred Income Taxes, Current Portion	9,562	12,048
Other Current Assets	380	315
Total Current Assets	205,341	250,419
Property, Plant and Equipment	284,691	278,812
Accumulated Depreciation	(183,381)	(175,082)
Property, Plant and Equipment, Net	101,310	103,730
Deferred Income Taxes, Long-Term Portion	7,122	6,388
Goodwill	19,358	62,095
Intangible Assets, Net	31,024	28,741
Other Assets	6,457	5,231
Total Assets	$370,612	$456,604
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Debt	$4,758	$3,946
Accounts Payable	33,723	26,536
Employee Compensation and Benefits	21,815	23,334
Income Taxes Payable	3,043	3,154
Other Current Liabilities	35,583	50,189
Total Current Liabilities	98,922	107,159
Long-Term Liabilities:
Long-Term Debt	51,468	91,393
Employee-Related Benefits	28,652	29,059
Deferred Income Taxes, Long-Term Portion	10,711	11,671
Other Liabilities	7,855	7,418
Total Long-Term Liabilities	98,686	139,541
Total Liabilities	197,608	246,700
Commitments and Contingencies (Note 11)

Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,662,532 and 18,284,746 shares issued and outstanding, respectively	6,998	6,857
Additional Paid-In Capital	6,454	6,649
Retained Earnings	183,524	223,692
Accumulated Other Comprehensive Income (Loss)	(22,575)	(26,391)
Receivable from ESOP	(1,397)	(903)
Total Shareholders’ Equity	173,004	209,904
Total Liabilities and Shareholders’ Equity	$370,612	$456,604

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
	Six Months Ended
	June 30
	2009	2008
OPERATING ACTIVITIES
Net Earnings (Loss)	$(38,739)	$13,528
Adjustments to Net Earnings (Loss) to Arrive at Operating Cash Flow:
Depreciation	9,928	9,075
Amortization	1,445	852
Deferred Tax Expense (Benefit)	431	1,281
Goodwill Impairment Charge	43,363	-
Stock-Based Compensation Expense	796	865
ESOP Income	154	(408)
Tax Benefit on ESOP	4	17
Allowance for Doubtful Accounts and Returns	530	456
Other, Net	2,487	1,058
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	14,482	(14,976)
Inventories	7,014	(5,051)
Accounts Payable	9,020	(5,186)
Employee Compensation and Benefits and Other Accrued Expenses	(13,577)	(6,828)
Income Taxes Payable/Prepaid	7,005	(558)
Other Assets and Liabilities	(1,765)	1,203
Net Cash Provided by (Used for) Operating Activities	42,578	(4,672)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(6,673)	(10,922)
Proceeds from Disposals of Property, Plant and Equipment	262	512
Acquisition of Businesses, Net of Cash Acquired	(2,117)	(81,600)
Net Cash Flows Provided by (Used for) Investing Activities	(8,528)	(92,010)
FINANCING ACTIVITIES
Payments on Capital Leases	(2,325)	(1,516)
Change in Short-Term Debt, Net	-	7,410
Payment of Long-Term Debt	(46,010)	(460)
Issuance of Long-Term Debt	6,000	87,500
Purchases of Common Stock	-	(8,273)
Proceeds from Issuance of Common Stock	7	1,146
Tax Benefit on Stock Plans	(417)	562
Dividends Paid	(4,806)	(4,810)
Net Cash Flows Provided by (Used for) Financing Activities	(47,551)	81,559

Effect of Exchange Rate Changes on Cash and Cash Equivalents	308	540
Net Increase (Decrease) in Cash and Cash Equivalents	(13,193)	(14,583)
Cash and Cash Equivalents at Beginning of Period	29,285	33,092
Cash and Cash Equivalents at End of Period	$16,092	$18,509
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Income Taxes	$(6,013)	$7,194
Interest	$1,445	$1,465
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$2,684	$945
Collateralized Borrowings Incurred for Operating Lease Equipment	$1,828	$1,135

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) requirements for interim reporting, which allows certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America to be condensed or omitted. In our opinion, the Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of our financial position and results of our operations. We have reclassified certain prior period amounts to conform to the current period’s presentation. For the period ended June 30, 2008, we decreased cash used for operating activities and increased cash used for investing activities by $515 to properly reflect the non-cash transfers between Inventory and Property, Plant and Equipment. These reclassifications are not material and had no effect on previously reported consolidated Net Earnings (Loss) or Shareholders' Equity. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

In April 2009, the FASB issued FSP FASB 107-1 and APB 28-1, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FASB 107-1 and APB 28-1”) which requires publicly traded companies, as defined in Opinion 28, to disclose the fair value of financial instruments within the scope of Statement 107 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The requirements are effective for interim periods ending after June 15, 2009.  The adoption of FSP FASB 107-1 and APB 28-1 did not have an impact on our financial position or results of operations as of June 30, 2009.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. We have adopted the requirements of SFAS No. 165, which are effective for interim and annual periods ending after June 15, 2009. Events that have occurred subsequent to June 30, 2009 have been evaluated through August 4, 2009, the date we filed this Quarterly Report on Form 10-Q with the SEC. The adoption of SFAS No. 165 did not have an impact on our financial position or results of operations as of June 30, 2009.

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

A reconciliation of the beginning and ending liability balances is as follows:

Severance, Early Retirement and Related Costs
2008 workforce reduction action	$14,261
Cash payments	(355)
Foreign currency adjustments	5
Balance as of December 31, 2008	13,911
Cash payments	(6,390)
Foreign currency adjustments	(318)
Adjustment of accrual	(1,328)
Balance as of March 31, 2009	5,875
Cash payments	(3,113)
Foreign currency adjustments	190
Adjustment of accrual	(65)
Balance as of June 30, 2009	$2,887

The $1,328 adjustment to the accrual balance during the first quarter of 2009 was primarily due to lower than anticipated severance costs in Europe both on an employee settlement basis and also the opportunity to eliminate open positions due to employee turnover thereby avoiding some severance payments. The $65 adjustment to the accrual balance during the second quarter of 2009 is due to small fluctuations between estimated and actual payments made to date.

4.	Acquisitions and Divestitures

Acquisitions

On February 27, 2009, we acquired certain assets of Applied Cleansing Solutions Pty Ltd ("Applied Cleansing"), a long-term importer and distributor for Green Machines™ products in Australia and New Zealand, in a business combination for an initial purchase price of $379 in cash. This acquisition provides us with the opportunity to accelerate our growth in the city cleaning business within the Asia Pacific region. The purchase agreement also provides for additional contingent consideration to be paid for each of the four quarters following the acquisition date if certain future revenue targets are met. We have recorded additional contingent consideration of approximately $160, which represents our best estimate of these quarterly payments. The acquisition of Applied Cleansing is accounted for as a business combination and the results of operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition. The purchase price allocation is preliminary and will be adjusted retroactively based upon the final determination of fair value of assets acquired and liabilities assumed.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

On December 1, 2008, we entered into an asset purchase agreement with Hewlett Equipment (“Hewlett”) for a purchase price of $625 in cash. The assets purchased consist of industrial equipment. Hewlett has been a distributor and service agent for Tennant’s industrial and commercial equipment in Queensland, Australia, since 1980. The purchase of Hewlett’s existing rental fleet of industrial equipment will accelerate Tennant’s strategy to grow its direct sales and service business in the key economic area of Australia. Hewlett will continue as a distributor and service agent of Tennant’s commercial equipment.

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

On February 29, 2008, we acquired Applied Sweepers, Ltd. (“Applied Sweepers”), a privately-held company based in Falkirk, Scotland, for a purchase price including transaction costs of $68,900 in cash. Applied Sweepers is the manufacturer of Green Machines™ and is recognized as the leading manufacturer of sub-compact outdoor sweeping machines in the United Kingdom. Applied Sweepers also had locations in the United States, France and Germany and sells through a broad distribution network around the world.

The components of the purchase prices of the business combinations described above have been allocated as follows:

Current Assets	$15,148
Identified Intangible Assets	35,144
Goodwill	47,570
Other Long-Term Assets	6,126
Total Assets Acquired	103,988
Current Liabilities	11,211
Long-Term Liabilities	9,203
Total Liabilities Assumed	20,414
Net Assets Acquired	$83,574

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

The following unaudited Pro Forma Condensed Consolidated Financial Results of Operations for the three and six months ended June 30, 2009 and 2008 are presented as if the Applied Sweepers and Alfa acquisitions had been completed at the beginning of each period presented. Hewlett was not a business combination and therefore was not included, and Shanghai ShenTan and Applied Cleansing have been excluded from the unaudited Pro Forma Consolidated Condensed Financial Results of Operations for the three and six months ended June 30, 2009 as these entities were distributors of Tennant or Applied Sweepers products prior to their respective acquisition dates and therefore have no impact to Pro Forma Net Sales and an insignificant impact to Pro Forma Net Earnings (Loss) and Pro Forma Earnings (Loss) per Share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Pro Forma Net Sales	$148,578	$193,584	$277,225	$371,356
Pro Forma Net Earnings (Loss)	3,007	8,292	(38,739)	13,903

Pro Forma Earnings (Loss) per Share:
Basic	0.16	0.45	(2.10)	0.75
Diluted	0.16	0.44	(2.10)	0.74

Weighted Average Common Shares Outstanding:
Basic	18,543,375	18,402,929	18,403,593	18,421,919
Diluted	18,716,769	18,778,343	18,403,593	18,820,811

These unaudited Pro Forma Condensed Consolidated Financial Results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. The adjustments do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The unaudited pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1 of each period presented or of future results of the consolidated entities.

Divestitures

On June 20, 2008, we completed the sale of certain assets related to our Centurion product to Wayne Sweepers LLC (“Wayne Sweepers”) and agreed not to compete with this specific type of product in North America for a period of 2 years from the date of sale. In exchange for these assets, we received $100 in cash and financed the remaining purchase price of $525 to Wayne Sweepers over a period of three and a half years and began receiving equal quarterly payments of approximately $38 in the fourth quarter of 2008. As a result of this divestiture, we recorded a pretax gain of $229 in Profit from Operations in our 2008 Consolidated Statement of Earnings and a reduction primarily to Property, Plant and Equipment. We will also receive approximately an additional $900 in royalty payments on the first approximately 250 units manufactured and sold by Wayne Sweepers. These royalty payments will be received and recognized quarterly as the units are sold.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

5.	Inventories

Inventories are valued at the lower of cost or market. Inventories at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Inventories carried at LIFO:
Finished goods	$43,515	$52,289
Raw materials, production parts and work-in-process	18,987	17,468
LIFO reserve	(32,405)	(32,481)
Total LIFO inventories	30,097	37,276

Inventories carried at FIFO:
Finished goods	15,965	17,200
Raw materials, production parts and work-in-process	13,144	12,352
Total FIFO inventories	29,109	29,552
Total inventories	$59,206	$66,828

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets

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

During the first quarter of 2009, the price of our stock decreased to the point that our carrying amount exceeded our market capitalization for a period of time leading up to and including March 31, 2009.  Accordingly, we performed interim impairment tests as of March 31, 2009 on our goodwill and other intangible assets. For purposes of performing our interim goodwill impairment analysis, consistent with our year end 2008 annual impairment analysis, we identified our reporting units as North America; Europe, Middle East, Africa (“EMEA”); Asia Pacific and Latin America.  As quoted market prices are not available for our reporting units, estimated fair value was determined using an average weighting of both projected discounted future cash flows and the use of comparative market multiples. The use of comparative market multiples (the market approach) compares us to other comparable companies based on valuation multiples to arrive at a fair value.  The use of projected discounted future cash flows (discounted cash flow approach) is based on management’s assumptions including forecasted revenues and margins, estimated capital expenditures, depreciation, amortization and discount rates. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Upon performing the Step 1 test for the interim impairment analysis, the estimated fair values of the North America, Asia Pacific, and Latin America reporting units exceeded their carrying amounts.  However, we determined that the fair value of the EMEA reporting unit was below its carrying amount, indicating a potential goodwill impairment existed.  Having determined that the goodwill of the EMEA reporting unit was potentially impaired, we performed Step 2 of the goodwill impairment analysis which involved calculating the implied fair value of its goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual value to the carrying amount of goodwill.  As of March 31, 2009, as a result of our interim impairment tests, we recorded an impairment loss related to our EMEA reporting unit, which totaled $43,363, representing 100% of the goodwill for this reporting unit.  There was no impairment of our other intangibles assets.

The income tax benefit associated with the first quarter goodwill impairment was $1,074 which relates to the tax deductible portion of the goodwill impairment.

There was no need to perform, and we did not perform, an interim impairment test as of June 30, 2009.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

The changes in the carrying value of Goodwill for the six months ended June 30, 2009 are as follows:

Six Months Ended
June 30
Balance at December 31, 2008	$62,095
Additions	864
Impairment	(43,363)
Foreign currency fluctuations	(238)
Balance at June 30, 2009	$19,358

The balances of acquired Intangible Assets, excluding Goodwill, are as follows:

	Customer Lists,
	Service Contracts
	and Order Book	Trade Name	Technology	Total
Balance as of June 30, 2009:
Original cost	$26,769	$5,265	$3,753	$35,787
Accumulated amortization	(3,557)	(435)	(771)	(4,763)
Carrying value	$23,212	$4,830	$2,982	$31,024
Weighted-average original life (in years)	14	3	11

Balance as of December 31, 2008:
Original cost	$23,520	$4,927	$3,770	$32,217
Accumulated amortization	(2,184)	(474)	(818)	(3,476)
Carrying value	$21,336	$4,453	$2,952	$28,741
Weighted-average original life (in years)	14	3	12

The additions to Goodwill and Intangible Assets during the first six months of 2009 were based on the finalization of the purchase price allocations of Applied Sweepers and Alfa and preliminary purchase price allocations of Shanghai ShenTan and Applied Cleansing as described in Note 4. The Shanghai ShenTan intangible asset consisted of a customer list with a weighted average original life of 8 years.

Amortization expense on intangible assets for the three and six months ended June 30, 2009 was $770 and $1,458, respectively. Amortization expense on intangible assets for the three and six months ended June 30, 2008 was $695 and $1,006, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years is as follows:

Remaining 2009	$1,581
2010	3,160
2011	3,158
2012	2,617
2013	2,489
Thereafter	18,019
Total	$31,024

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

7.	Short-Term Borrowings and Long-Term Debt

Debt outstanding is summarized as follows:

	June 30,	December 31,
	2009	2008
Short-Term Borrowings:
Bank borrowings	$-	$-
Long-Term Debt:
Bank borrowings	63	63
Credit facility borrowings	47,500	87,500
Collateralized borrowings	1,844	1,758
Capital lease obligations	6,819	6,018
Total Long-Term Debt	56,226	95,339
Less: current portion	4,758	3,946
Long-Term Portion	$51,468	$91,393

As of June 30, 2009, we had lines of credit totaling approximately $134,748. There was $47,500 in outstanding borrowings under these facilities as of June 30, 2009. In addition, we had stand alone letters of credit of approximately $2,466 outstanding and bank guarantees in the amount of approximately $1,022. The weighted average interest rate on Long-Term Debt at June 30, 2009 was 3.3%. Commitment fees on unused lines of credit for the six months ended June 30, 2009 were $228.

Credit Facilities
JPMorgan Chase Bank, National Association

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

We were in compliance with all covenants under the Credit Agreement as of June 30, 2009. There was $47,500 in outstanding borrowings under this facility at June 30, 2009, with a weighted average interest rate of 3.3%.

ABN AMRO Bank N.V.

We have a committed revolving credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) of 5,000 Euros, or approximately $7,015, for general working capital purposes.  As of June 30, 2009, we had bank guarantees in the amount of 729 Euros, or approximately $1,022, which reduced the available balance of the facility to 4,271 Euros, or approximately $5,992. Borrowings under the facility incur interest generally at a rate of 1.25% over the ABN AMRO base rate as calculated daily on the cleared account balance. This facility may also be used for short-term loans up to 3,000 Euros, or approximately $4,209.  The terms and conditions of these loans would be incorporated in a separate short-term loan agreement at the time of the transaction. There was no balance outstanding on this facility at June 30, 2009.

Bank of America, National Association

On August 23, 2007, we entered into a revolving credit facility with Bank of America, National Association, Shanghai Branch. This agreement will expire on August 28, 2009 and is denominated in renminbi (“RMB”) in the amount of 13,400 RMB, or approximately $1,962, and is available for general corporate purposes, including working capital needs of our China location.  As part of the March 4, 2009 amendment to the Credit Agreement with JPMorgan Chase Bank, this facility with Bank of America was secured with the same assets as noted above under the JPMorgan Chase section.  The interest rate on borrowed funds is equal to the People’s Bank of China’s base rate.  This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued.  There was no balance outstanding on this facility at June 30, 2009.

Bank of Scotland

On March 31, 2009, we cancelled our committed credit facility with the Bank of Scotland.

Unibanco Bank

During 2008 we entered into a revolving credit facility with Unibanco Bank (“Unibanco”) in Brazil for 1,000 Real, or approximately $511. Borrowings under this credit facility generally bear interest at a rate of 0.32% over Future Contracts on Interbank Deposit Certificates (“CDI”). This facility is collateralized by a letter of credit of $625. There was no balance outstanding on this facility at June 30, 2009.

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

Our population of financial assets and liabilities subject to fair value measurements at June 30, 2009 included foreign currency forward contracts with a Level 2 fair value of $25. Our foreign currency forward exchange contracts are valued at fair market value, which is the amount we would receive or pay to terminate the contracts at the reporting date.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. As of June 30, 2009 and 2008, the fair value of such contracts outstanding was a net gain of $25 and a net loss of $176, respectively. At June 30, 2009 and 2008, the notional amounts of foreign currency forward exchange contracts outstanding were $58,893 and $104,604, respectively.

9.	Retirement Benefit Plans

As of June 30, 2009, we had four defined benefit pension plans and a postretirement medical plan, which are described in Note 11 of the 2008 Annual Report on Form 10-K. We have contributed $87 and $146 during the second quarter of 2009 and $147 and $434 during the first six months of 2009 to our pension plans and to our postretirement medical plan, respectively.

Recent market conditions have resulted in an unusually high degree of volatility that increased the risks and short-term liquidity associated with certain investments held by the U.S. Pension Plan, which could impact the value of investments after the date of these financial statements. There has been a positive return on Plan assets through June 30, 2009. The impact on the funded status of the Plan will be determined based upon market conditions in effect when the annual valuation for the year ended December 31, 2009 is performed. If a cash contribution is deemed necessary, the first payment would be required to be paid no later than April 15, 2010.

The components of the net periodic benefit cost for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Pension Benefits:
Service cost	$143	$232	$344	$454
Interest cost	560	649	1,153	1,292
Expected return on plan assets	(702)	(811)	(1,436)	(1,619)
Recognized actuarial (gain) loss	(64)	(51)	(76)	(108)
Amortization of transition (asset) obligation	(5)	(6)	(10)	(12)
Amortization of prior service cost	138	137	277	276
Foreign currency	52	72	19	22
Net periodic benefit cost	$122	$222	$271	$305

Postretirement Medical Benefits:
Service cost	$35	$33	$71	$64
Interest cost	220	203	427	396
Amortization of prior service cost	(145)	(145)	(290)	(290)
Net periodic benefit cost	$110	$91	$208	$170

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

10.	Warranty

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines generally range from one to four years. The changes in the warranty liability balance for the six months ended June 30, 2009 and 2008 were as follows:
	Six Months Ended
	June 30
	2009	2008
Beginning balance	$6,018	$6,950
Additions charged to expense	3,481	4,549
Acquired liabilities	17	92
Foreign currency fluctuations	29	178
Claims paid	(3,896)	(4,814)
Ending balance	$5,649	$6,955

11.	Commitments and Contingencies

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $10,870, of which we have guaranteed $8,633. As of June 30, 2009, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $1,082 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized when realized, generally at the end of the lease term.

12.	Income Tax

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2007 and with limited exceptions, state and foreign income tax examinations for taxable years before 2004.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense (Benefit). Included in the net liability of $7,773 for unrecognized tax benefits as of June 30, 2009 was approximately $500 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense (Benefit).

We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2004 to 2007 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

13.	Stock-Based Compensation

The following table presents the components of stock-based compensation expense for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30
	2009	2008
Stock options and stock appreciation rights	$320	$159
Restricted share awards	441	452
Performance share awards	-	271
Share-based liabilities	35	(17)
Total stock-based compensation expense	$796	$865

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

During the first six months of 2009 we granted 43,166 restricted shares.  The weighted average grant date fair value of each share awarded was $12.47.  Restricted share awards typically have a two or three year vesting period from the effective date of grant. The total fair value of shares vested during the six months ended June 30, 2009 and 2008 was $532 and $905, respectively.

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

14.	Earnings (Loss) Per Share Computations

The computations of Basic and Diluted Earnings (Loss) per Share are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Numerator:
Net Earnings (Loss)	$3,007	$8,292	$(38,739)	$13,528
Denominator:
Basic - weighted average outstanding shares	18,543,375	18,402,929	18,403,593	18,421,919
Effect of dilutive securities:
Employee stock options	173,394	375,414	-	398,892
Diluted - weighted average outstanding shares	18,716,769	18,778,343	18,403,593	18,820,811
Basic Earnings (Loss) per Share	$0.16	$0.45	$(2.10)	$0.73
Diluted Earnings (Loss) per Share	$0.16	$0.44	$(2.10)	$0.72

Excluded from the dilutive securities shown above were options to purchase 654,788 and 27,566 shares of Common Stock during the three months ended June 30, 2009 and 2008, respectively. Excluded from the dilutive securities shown above were options to purchase 907,374 and 43,749 shares of Common Stock during the six months ended June 30, 2009 and 2008, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

15.	Comprehensive Income (Loss)

We report Accumulated Other Comprehensive Income (Loss) as a separate item in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheets. Comprehensive Income (Loss) is comprised of Net Earnings (Loss) and Other Comprehensive Income (Loss). For the three months and six months ended June 30, 2009 and 2008, Other Comprehensive Income (Loss) consisted of foreign currency translation adjustments and amortization and remeasurement of pension items as required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”).

The reconciliations of Net Earnings (Loss) to Comprehensive Income (Loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net Earnings (Loss)	$3,007	$8,292	$(38,739)	$13,528
Foreign currency translation adjustments	6,199	2,050	3,599	4,438
Pension adjustments	240	331	217	263
Comprehensive Income (Loss)	$9,446	$10,673	$(34,923)	$18,229

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

16.	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments. In accordance with the objective and basic principles of the standard, we aggregate our operating segments, shown below, into one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces. Our products are sold in North America; Europe, Middle East and Africa; and Other International markets including Asia Pacific and Latin America.

The following table sets forth Net Sales by geographic area (net of intercompany sales):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
North America	$87,703	$108,572	$161,070	$206,815
Europe, Middle East, Africa	45,544	63,676	86,631	116,397
Other International	15,331	21,336	29,524	38,972
Total	$148,578	$193,584	$277,225	$362,184

17.	Related Party Transactions

During the first quarter of 2008, we acquired Applied Sweepers and Alfa and entered into lease agreements for certain properties owned by or partially owned by the former owners of these entities. These individuals are now current employees of Tennant. Lease payments made under these lease agreements are not material to our financial position or results of operations.

On May 18, 2009, we announced an exclusive technology license agreement with Activeion Cleaning Solutions, LLC (“Activeion”), a company in which a current employee of Tennant owns a minority interest. Royalties under this license agreement are not material to our financial position or results of operations.

18.	Subsequent Event

On July 29, 2009, we put a shelf loan agreement in place to potentially obtain fixed rate, long-term debt and filed a shelf registration statement with the SEC to facilitate any future issuances of debt securities, preferred stock, depository shares and common stock. The shelf loan agreement provides us and our subsidiaries access to an uncommitted, senior secured, maximum aggregate principal amount of $80,000 of debt capital. No securities can be offered under the shelf registration statement until it has been declared effective by the SEC. We have no current plans to draw on the shelf loan agreement or issue securities, but have taken these steps for greater long-term flexibility to access capital, as opportunities arise.

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

Net Earnings for the second quarter of 2009 were $3.0 million, or $0.16 per diluted share compared to Net Earnings of $8.3 million, or $0.44 per diluted share, in the second quarter of 2008. Net Earnings during the second quarter were unfavorably impacted by the ongoing global recession that resulted in lower net sales volume across all geographies and unfavorable direct foreign currency exchange impacts, somewhat offset by lower commodity prices, deferred discretionary spending, and savings from our workforce reductions.

Net Loss for the first six months of 2009 was $38.7 million, or a $2.10 loss per diluted share compared to Net Earnings of $13.5 million, or $0.72 per diluted share, in the first six months of 2008. The Net Loss in the first six months of 2009 was primarily due to the non-cash pretax goodwill impairment charge of $43.4 million, or a $2.32 loss per diluted share, taken during the first quarter of 2009 as well as a significant decline in Net Sales due to ongoing unfavorable global economic conditions.  Gross margins declined by 120 basis points which was better than expected as a result of benefits from commodity price deflation, cost reductions, flexible production management and workforce reductions. These benefits were not enough to offset the unfavorable impact of lower production volume through our manufacturing facilities. Selling and Administrative Expense was $21.4 million lower in the first six months of 2009 as compared to the same period last year as a result of benefits from our workforce reduction program, reductions in volume-related expenses, and a decrease in discretionary spending to align expenses with the lower sales volume.

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

Historical Results

The following compares the historical results of operations for the three and six month periods ended June 30, 2009 and 2008 in dollars and as a percentage of Net Sales (dollars in thousands, except per share data):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2009	%	2008	%	2009	%	2008	%
Net Sales	$148,578	100.0	$193,584	100.0	$277,225	100.0	$362,184	100.0
Cost of Sales	88,479	59.6	111,381	57.5	164,401	59.3	210,341	58.1
Gross Profit	60,099	40.4	82,203	42.5	112,824	40.7	151,843	41.9
Operating Expense:
Research and Development Expense	5,679	3.8	5,702	2.9	11,371	4.1	11,740	3.2
Selling and Administrative Expense	49,012	33.0	60,751	31.4	94,471	34.1	115,830	32.0
Goodwill Impairment Charge	-	-	-	-	43,363	15.6	-	-
Gain on Divestiture of Assets	-	-	(246)	(0.1)	-	-	(246)	(0.1)
Total Operating Expenses	54,691	36.8	66,207	34.2	149,205	53.8	127,324	35.2
Profit (Loss) from Operations	5,408	3.6	15,996	8.3	(36,381)	(13.1)	24,519	6.8
Other Income (Expense):
Interest Income	95	0.1	216	0.1	205	0.1	528	0.1
Interest Expense	(912)	(0.6)	(1,197)	(0.6)	(1,564)	(0.6)	(1,685)	(0.5)
Net Foreign Currency Transaction Gains (Losses)	153	0.1	146	0.1	(208)	(0.1)	(614)	(0.2)
ESOP Income	245	0.2	311	0.2	488	0.2	1,014	0.3
Other Income (Expense), Net	(68)	-	(750)	(0.4)	(48)	-	(744)	(0.2)
Total Other Income (Expense), Net	(487)	(0.3)	(1,274)	(0.7)	(1,127)	(0.4)	(1,501)	(0.4)
Profit (Loss) Before Income Taxes	4,921	3.3	14,722	7.6	(37,508)	(13.5)	23,018	6.4
Income Tax Expense (Benefit)	1,914	1.3	6,430	3.3	1,231	0.4	9,490	2.6
Net Earnings (Loss)	$3,007	2.0	$8,292	4.3	$(38,739)	(14.0)	$13,528	3.7
Earnings (Loss) per Diluted Share	$0.16		$0.44		$(2.10)		$0.72

Net Sales

Consolidated Net Sales for the second quarter of 2009 totaled $148.6 million, a 23.2% decline compared to consolidated Net Sales of $193.6 million in the second quarter of 2008.  Consolidated Net Sales for the six months ended June 30, 2009 totaled $277.2 million, a 23.5% decline compared to consolidated Net Sales of $362.2 million during the first six months of 2008.

The components of the change in consolidated Net Sales in the second quarter and first six months of 2009 as compared to the same periods in 2008 were as follows:

	% Change from 2008
	Three Months Ended June 30	Six Months Ended June 30
Organic Growth:
Volume	(18%)	(20%)
Price	1%	1%
	(17%)	(19%)
Foreign Currency	(6%)	(6%)
Acquisitions	-	1%
Total	(23%)	(24%)

The 23.2% decrease in consolidated Net Sales in the second quarter of 2009 from 2008 was primarily driven by:

•    an organic sales decline of 17%, excluding the effects of acquisitions and foreign currency exchange, primarily due to the ongoing global recession that resulted in lower sales volume across all geographies; and

• an unfavorable direct foreign currency exchange impact of 6%.

The 23.5% decrease in consolidated Net Sales in the first six months of 2009 from 2008 was primarily driven by:

• an organic sales decline of 19% primarily due to the ongoing global recession that resulted in lower sales volume across all geographies; and
• an unfavorable direct foreign currency exchange impact of 6%.

The following table sets forth the Net Sales by geographic area for the three and six month periods ended June 30, 2009 and 2008 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2009	2008	%	2009	2008	%
North America	$87,703	$108,572	(19.2)	$161,070	$206,815	(22.1)
Europe, Middle East and Africa	45,544	63,676	(28.5)	86,631	116,397	(25.6)
Other International	15,331	21,336	(28.1)	29,524	38,972	(24.2)
Total	$148,578	$193,584	(23.2)	$277,225	$362,184	(23.5)
North America

North America Net Sales were $87.7 million for the second quarter of 2009, a decrease of 19.2% from the second quarter of 2008. We experienced a decline in unit volume across all product lines, but most significantly within our equipment business.  We continued to see a longer sales cycle for our products during the second quarter of 2009, with customers delaying or cancelling their purchases due to broader economic factors. During the second quarter of 2009, Net Sales benefited approximately 1% from slightly higher prices across most product lines. The direct impact of foreign currency translation exchange effects within North America unfavorably impacted Net Sales by approximately 1% during the second quarter of 2009.

Net Sales decreased 22.1% to $161.1 million in North America for the six months ended June 30, 2009 compared to the same period in 2008. Organic growth within North America has been negative during the first half of 2009 due to lower demand, especially for industrial and outdoor equipment, as a result of the ongoing recession in the U.S. economy.  Benefits from pricing actions across most product lines helped offset the decline in unit volume. The direct impact of foreign currency translation exchange effects within North America unfavorably impacted Net Sales by approximately 1% during the first six months of 2009.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales decreased 28.5% to $45.5 million for the second quarter of 2009 as compared to the second quarter of 2008. An organic sales decline of approximately 14% in the second quarter of 2009 when compared to the same period last year was due to lower unit volume offset somewhat by higher prices. Unfavorable direct foreign currency exchange fluctuations decreased Net Sales by approximately 14% in the second quarter of 2009.

EMEA Net Sales decreased 25.6% to $86.6 million for the six months ended June 30, 2009. We experienced a decline in organic growth of approximately 14% for the first six months of 2009 as compared to the same period in 2008 primarily due to decreased volume in industrial and outdoor products, slightly offset by benefits from pricing actions. Unfavorable direct foreign currency exchange fluctuations reduced EMEA Net Sales approximately 14% for the six months ended June 30, 2009.  Acquisitions added approximately 3% during the first six months of 2009.

Other International

Our Other International markets are comprised of the following key geographic regions: China and other Asia Pacific markets, Japan, Australia and Latin America. Net Sales in these markets for the second quarter of 2009 totaled $15.3 million, a decrease of 28.1% as compared to the first quarter of 2009.  An organic decline of approximately 20% in Net Sales was driven by unit volume decreases primarily within our equipment business. Unfavorable direct foreign currency translation exchange effects decreased sales in Other International markets by approximately 8% in the 2009 second quarter.

Net Sales for the first six months of 2009 in Other International markets decreased 24.2% to $29.5 million compared to the same period last year.  Unfavorable direct foreign currency translation exchange effects decreased sales by approximately 8%.  Acquisitions added approximately 4% to Net Sales within this market during the first six months of 2009. Organic sales growth was negative by approximately 20% primarily due to equipment unit volume declines.

Gross Profit

Gross Profit margin was 40.4% for the second quarter of 2009 compared with 42.5% in the second quarter of 2008. Gross margin declined by 210 basis points due to the unfavorable impacts of: lower production volume through our manufacturing facilities, mix of products sold, and foreign currency exchange effects somewhat offset by benefits from lower commodity prices, flexible production management and workforce reductions.  During the second quarter of 2009 our sales were comprised of a higher percentage of small commercial equipment products, which generally carry a lower margin than our large industrial equipment.

Gross Profit margin was 40.7% for the first six months of 2009 compared with 41.9% in 2008.  Gross margins declined by 120 basis points due to the unfavorable impact of lower production volume through our manufacturing facilities and unfavorable foreign currency exchange effects, somewhat offset by benefits from lower commodity prices, flexible production management and workforce reductions.

Operating Expense

Research & Development Expense

Research and Development (“R&D”) Expense in the second quarter of 2009, as well as the second quarter of 2008, was $5.7 million. R&D Expense as a percentage of Net Sales was 3.8% for the second quarter of 2009 compared to 2.9% in the comparable quarter last year.  We are committed to spending between 3% to 4% of Net Sales on our R&D efforts annually.

R&D expense for the six months ended June 30, 2009 was $11.4 million, down 3.1% from $11.7 million in 2008. R&D expense as a percentage of Net Sales was 4.1% for the first six months of 2009 compared to 3.2% in the same period last year. R&D Expense was slightly down on a dollar basis due in part to timing of projects and initiatives between years.

Selling & Administrative Expense

Selling and Administrative (“S&A”) Expense in the second quarter of 2009 decreased $11.7 million, or 19.3%, to $49.0 million from $60.8 million in the second quarter of 2008. In spite of unfavorable direct foreign currency exchange effects which increased S&A Expense by approximately $3.0 million in the second quarter of 2009, we achieved lower S&A Expense through our workforce reduction and strict cost controls in the 2009 second quarter as compared to the same period last year.

For the six months ended June 30, 2009, S&A Expense decreased 18.4% to $94.5 million from $115.8 million in the comparable period last year. Although unfavorable direct foreign currency exchange added approximately $5.5 million to S&A expense for the six months ended June 30, 2009, we were successful in reducing our discretionary spending to a level that better aligned expenses with our current sales level.

S&A Expense as a percentage of Net Sales was 33.0% for the second quarter of 2009, up from 31.4% in the comparable 2008 quarter.  S&A Expense as a percentage of Net Sales was 34.1% for the six months ended June 30, 2009, up from 32.0% in the comparable 2008 period. Although S&A Expense was lower than in the second quarter of 2008 and in the first half of 2008 on a dollar basis, the sharp decline in sales experienced in the first half of 2009 still resulted in higher S&A Expense as a percentage of Net Sales during the second quarter and the first six months of 2009.

Goodwill Impairment Charge

During the first quarter of 2009, we recorded a non-cash pretax Goodwill Impairment Charge of $43.4 million related to our EMEA reporting unit. All but $3.8 million of this charge is not tax deductible.

Gain on Divestiture of Assets

During the second quarter of 2008, we realized a pretax gain of $0.2 million from the divestiture of assets related to our Centurion chassis-mounted street sweeper product.

Other Income (Expense), Net

Interest Income

Interest Income was $0.1 million and $0.2 in the second quarter and first six months of 2009, a decrease of $0.1 million and $0.3 million as compared to the same periods in 2008. The decrease between 2009 and 2008 reflects the impact of a decline in interest rates between periods on lower average levels of cash and cash equivalents.

Interest Expense

Interest Expense was $0.9 million and $1.6 million in the second quarter and first six months of 2009, a decrease of $0.3 million and $0.1 million from 2008.  We became a net debtor during the latter part of the first quarter of 2008 borrowing against our revolving credit facility primarily to fund the two acquisitions that closed during the first quarter of 2008. The decline in interest expense between periods was primarily due to lower debt levels as a result of our increased focus on cash optimization.

Net Foreign Currency Transaction Gains (Losses)

Net foreign currency gains in the second quarter of 2009 were relatively consistent with the second quarter of 2008.

The net favorable change from the prior year of foreign currency gains in the first six months of 2009 of $0.4 million was primarily due to a $0.9 million unfavorable movement in the foreign currency exchange rates in the first quarter of 2008 related to a deal contingent non-speculative forward contract that we entered into which fixed the cash outlay in U.S. dollars for the Alfa acquisition.

ESOP Income

ESOP Income was $0.2 million and $0.5 million in the second quarter and first six months of 2009 as compared to $0.3 million and $1.0 million in the same period in 2008. We benefit from ESOP Income when the shares held by Tennant’s ESOP Plan are utilized and the basis of those shares is lower than the current average stock price.  This benefit is offset in periods when the number of shares needed exceeds the number of shares available from the ESOP as the shortfall must be issued at the current market rate, which is generally higher than the basis of the ESOP shares. Lower levels of ESOP Income during both the second quarter and first half of 2009 as compared to 2008 are due to a lower average stock price during 2009.

Other Income (Expense), Net

Other Expense, Net was $0.1 million and $0.1 million in the second quarter and first six months of 2009 as compared to $0.7 million and $0.7 million in the same periods in 2008. During the second quarter of 2008, we incurred $0.7 million of costs related to potential acquisitions.

Income Taxes

The effective tax rate in the second quarter of 2009 was 38.9% compared to the effective rate in the second quarter of the prior year of 43.7%.   The year-to-date effective rates were a negative 3.3% for 2009 compared to 41.2% for 2008.  The year-to-date tax expense includes only a $1.1 million tax benefit associated with the $43.4 million impairment of goodwill recorded in the first quarter, materially impacting the overall effective rate.  Excluding the first quarter goodwill impairment, the year-to-date effective tax rate would have been 39.4%.

The decrease in the effective rate between quarters was primarily related to the mix in expected full year taxable earnings by country and reinstatement of the research and development tax credit in the fourth quarter of 2008.  The effective tax rate in 2008 was also negatively impacted by the correction of an immaterial error related to reserves for uncertain tax positions covering tax years 2004 to 2006.

Liquidity and Capital Resources

Liquidity

Cash and Cash Equivalents totaled $16.1 million at June 30, 2009, compared to $29.3 million at December 31, 2008. We believe that the combination of internally generated funds and present capital resources are more than sufficient to meet our cash requirements for the next twelve months. Our debt-to-capital ratio was 24.5% and 31.2% at June 30, 2009 and December 31, 2008, respectively.

On July 29, 2009, we put a shelf loan agreement in place to potentially obtain fixed rate, long-term debt and filed a shelf registration statement with the SEC to facilitate any future issuances of debt securities, preferred stock, depository shares and common stock. No securities can be offered under the shelf registration statement until it has been declared effective by the SEC. We have no current plans to draw on the shelf loan agreement or issue securities, but have taken these steps for greater long-term flexibility to access capital, as opportunities arise.

Cash Flow Summary

Cash provided by (used in) our operating, investing and financing activities is summarized as follows (dollars in thousands):

	Six Months Ended
	June 30
	2009	2008
Operating Activities	$42,578	$(4,672)
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(6,411)	(10,410)
Acquistions of Businesses, Net of Cash Acquired	(2,117)	(81,600)
Financing Activities	(47,551)	81,559
Effect of Exchange Rate Changes on Cash and Cash Equivalents	308	540
Net Increase (Decrease) in Cash and Cash Equivalents	$(13,193)	$(14,583)

Operating Activities

Operating activities provided $42.6 million of cash for the six months ended June 30, 2009. Cash provided by operating activities was driven primarily by reductions in Accounts Receivable during the first six months of 2009, partially offset by lower Employee Compensation and Benefit liabilities due to payments of severance associated with the workforce reduction announced in the fourth quarter of 2008.

In the comparable 2008 period, operating activities used $4.7 million of cash for the six months ended June 30, 2008. Primary uses of cash included payments of 2007 annual performance awards, incentives, profit sharing and rebates as well as decreased accruals for these items in 2008. In addition, we have increased inventory levels due to higher demo and used inventories related to the introduction of new products and increased inventory at our Louisville distribution center and China locations. Partially offsetting these uses of cash was cash provided by net earnings of $13.5 million.

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

	June 30, 2009	December 31, 2008	June 30, 2008
DSO	66	77	66
DIOH	98	101	90

As of June 30, 2009, DSO of 66 days was consistent with the prior year DSO as of June 30, 2008 and decreased 11 days compared to December 31, 2008 primarily due to the collection of outstanding Accounts Receivable.

As of June 30, 2009, DIOH increased 8 days compared to June 30, 2008 due to a disproportionate decline in sales volume as compared to the related smaller reduction in inventory.  As of June 30, 2009, DIOH decreased 3 days compared to December 31, 2008 primarily due to lower levels of inventory as a result of inventory reduction initiatives.

Investing Activities

Investing activities during the six months ended June 30, 2009 used $8.5 million in cash. Investing activities included net capital expenditures of $6.4 million and $2.1 million related to acquisition of businesses. Investments in capital expenditures included technology upgrades, tooling related to new product development and investments in our Minnesota facilities to complete the new global R&D center of excellence to support new product innovation efforts. The $2.1 million related to acquisitions was primarily comprised of the first quarter earn-out payment for our March 28, 2008 acquisition of Alfa.

Full-year capital spending is anticipated to approximate $15 million or less, including capital spending related to our recent acquisitions.

Investing activities during the six months ended June 30, 2008 used $92.0 million in cash. Investing activities included the acquisitions of Applied Sweepers and Alfa for $81.6 million and net capital expenditures of $10.4 million.  Investments in capital expenditures included technology upgrades, tooling related to new product development and investments in our Minnesota facilities to create a global R&D center of excellence to support product innovation efforts.

Financing Activities

Net cash used by financing activities was $47.6 million during the first six months of 2009, primarily from net repayments of Long-Term Debt of $40.0 million and $4.8 million in dividends paid.

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

Indebtedness

As of June 30, 2009, we had lines of credit totaling approximately $134.7 million. There were $47.5 million in outstanding borrowings under these facilities as of June 30, 2009. In addition, we had stand alone letters of credit of approximately $2.5 million outstanding and bank guarantees in the amount of approximately $1.0 million. The weighted average interest rate on Long-Term Debt at June 30, 2009 was 3.3%. Commitment fees on unused lines of credit for the six months ended June 30, 2009 were $0.2 million.

JPMorgan Chase Bank, National Association

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

We were in compliance with all covenants under the Credit Agreement as of June 30, 2009. There was $47.5 million in outstanding borrowings under this facility as of June 30, 2009, with a weighted average interest rate of 3.3%.

Prudential Investment Management, Inc.

On July 29, 2009, we entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential Investment Management, Inc. and Prudential affiliates from time to time party thereto. The Shelf Agreement provides us and our subsidiaries access to an uncommitted, senior secured, maximum aggregate principal amount of $80.0 million of debt capital.

The minimum principal amount of the private shelf notes that can be issued at any time under the Shelf Agreement is $5.0 million with an issuance fee of 0.1% of the U.S. dollar equivalent of the principal amount of the issued shelf notes, payable on the date of issuance.  The Shelf Agreement also provides for other fees, including a fee of an additional 1.0% per annum, in addition to the interest accruing on the shelf notes, in the event the amount of capital required to be held in reserve by a holder of the shelf notes in respect of such shelf notes is greater than the amount which would be required to be held in reserve with respect to promissory notes rated investment grade by a nationally recognized rating agency.  Any private shelf note issued during the issuance period may have a maturity of up to 12 years, provided that the average life for each private shelf note issued is no more than 10 years after the original issuance date.  Prepayments of the shelf notes will be subject to payment of yield maintenance amounts to the holders of the shelf notes.

The Shelf Agreement contains representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and merge or consolidate with another entity. Further, the Shelf Agreement contains a covenant requiring us to maintain an indebtedness to EBITDA ratio for the second and third quarters of 2009 of not greater than 4.0 to 1 and 5.5 to 1, respectively, and thereafter as of the end of each quarter of not greater than 3.5 to 1.  The Shelf Agreement also contains a covenant requiring us to maintain an EBITDA to interest expense ratio for the third quarter of 2009 to not less than 3.25 to 1, and thereafter of no less than 3.5 to 1. The Shelf Agreement contains a cap on permitted acquisitions of $2.0 million for the 2009 fiscal year and other limitations on the permitted acquisitions amount based on our leverage ratio in fiscal years after 2009.  Finally, the Shelf Agreement prohibits us from conducting share repurchases during the 2009 fiscal year and limits the payment of dividends or repurchases of stock in fiscal years after 2009 to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments.

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

We mitigate the risk of raw material or other product component cost increases through product pricing, negotiations with our vendors and cost reduction actions. The success of these efforts will depend upon our ability to maintain our selling prices in a competitive market and our ability to achieve cost savings. During 2008, our raw materials and other purchased component costs were unfavorably impacted by commodity prices although we were able to mitigate these higher costs with pricing actions and cost reduction actions. During the first half of 2009, our raw material and other product component prices were favorably impacted by commodity prices. If the commodity prices increase or selling prices decrease, our results may be unfavorably impacted during the second half 2009.

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

Because a substantial portion of our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of approximately $58.9 million and $104.6 million as of the period ended June 30, 2009 and 2008, respectively. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of June 30, 2009, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.

Other Matters – Management regularly reviews our business operations with the objective of improving financial performance and maximizing our return on investment. As a result of this ongoing process to improve financial performance, we may incur additional restructuring charges in the future which, if taken, could be material to our financial results.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended June 30, 2009 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

			Total Number of
			Shares Purchased
	Total Number		as Part of Publicly	Maximum Number of
For the Quarter Ended	of Shares	Average Price	Announced Plans	Shares that May Yet
June 30, 2009	Purchased (1)	Paid Per Share	or Programs	Be Purchased
April 1 - 30, 2009	-	$ -	-	288,874
May 1 - 31, 2009	17	14.87	-	288,874
June 1 - 30, 2009	-	-	-	288,874
Total	17	$ 14.87	-	288,874

(1) Includes 17 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options or restricted stock under employee compensation plans.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on April 29, 2009, for the purpose of electing two directors, ratifying the appointment of KPMG LLP as our independent registered public accounting firm and permission to vote on other business matters. Results of shareholder voting on these matters were as follows:
			For	Withhold
1.	Election of two Class II directors for a three year term expiring in 2012:
	Jeffrey A. Balagna		5,655,367	11,226,728
	Steven A. Sonnenberg		13,879,932	3,002,163

		For	Against	Abstain
2.	Ratify the appointment of KPMG LLP as registered independent public accounting firm of the Company.	16,474,306	382,613	25,176
3.	To authorize the proxies, in their discretion, to vote upon other business as may properly come before the meeting.	5,331,462	9,209,910	2,340,723

Item 6.  Exhibits

Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration No. 333-160887 filed on July 30, 2009.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 4, 2009	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	August 4, 2009	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)