Form 10-Q
period 2009-09-30
TENNANT CO
filed 2009-11-03
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of October 30, 2009, 18,713,280 shares of Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net Sales	$154,427	$185,935	$431,651	$548,120
Cost of Sales	89,539	107,383	253,939	317,725
Gross Profit	64,888	78,552	177,712	230,395
Operating Expense:
Research and Development Expense	5,466	6,033	16,837	17,773
Selling and Administrative Expense	51,800	56,074	146,271	171,904
Goodwill Impairment Charge	-	-	43,363	-
Gain on Divestiture of Assets	-	-	-	(246)
Total Operating Expenses	57,266	62,107	206,471	189,431
Profit (Loss) from Operations	7,622	16,445	(28,759)	40,964
Other Income (Expense):
Interest Income	96	306	301	834
Interest Expense	(726)	(1,142)	(2,290)	(2,827)
Net Foreign Currency Transaction Gains (Losses)	353	2,538	145	1,925
ESOP Income	252	769	740	1,783
Other Income (Expense), Net	21	(844)	(27)	(1,588)
Total Other Income (Expense), Net	(4)	1,627	(1,131)	127

Profit (Loss) Before Income Taxes	7,618	18,072	(29,890)	41,091
Income Tax Expense (Benefit)	1,835	4,087	3,066	13,578
Net Earnings (Loss)	$5,783	$13,985	$(32,956)	$27,513

Earnings (Loss) per Share:
Basic	$0.31	$0.77	$(1.78)	$1.50
Diluted	$0.31	$0.76	$(1.78)	$1.48

Weighted Average Shares Outstanding:
Basic	18,591,713	18,216,063	18,466,989	18,338,025
Diluted	18,954,008	18,478,095	18,466,989	18,648,262

Cash Dividend Declared per Common Share	$0.13	$0.13	$0.39	$0.39

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except shares and per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$13,938	$29,285
Receivables, less Allowances of $5,405 and $7,319, respectively	114,650	123,812
Inventories	60,809	66,828
Prepaid Expenses	12,055	18,131
Deferred Income Taxes, Current Portion	8,974	12,048
Other Current Assets	215	315
Total Current Assets	210,641	250,419
Property, Plant and Equipment	288,500	278,812
Accumulated Depreciation	(189,186)	(175,082)
Property, Plant and Equipment, Net	99,314	103,730
Deferred Income Taxes, Long-Term Portion	7,406	6,388
Goodwill	20,068	62,095
Intangible Assets, Net	30,094	28,741
Other Assets	6,544	5,231
Total Assets	$374,067	$456,604
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$4,954	$3,946
Short-Term Borrowings	389	-
Accounts Payable	37,669	26,536
Employee Compensation and Benefits	25,620	23,334
Income Taxes Payable	3,005	3,154
Other Current Liabilities	37,454	50,189
Total Current Liabilities	109,091	107,159
Long-Term Liabilities:
Long-Term Debt	38,022	91,393
Employee-Related Benefits	28,774	29,059
Deferred Income Taxes, Long-Term Portion	11,061	11,671
Other Liabilities	7,929	7,418
Total Long-Term Liabilities	85,786	139,541
Total Liabilities	194,877	246,700
Commitments and Contingencies (Note 11)

Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,703,249 and 18,284,746 shares issued and outstanding, respectively	7,014	6,857
Additional Paid-In Capital	7,242	6,649
Retained Earnings	187,479	223,692
Accumulated Other Comprehensive Income (Loss)	(20,900)	(26,391)
Receivable from ESOP	(1,645)	(903)
Total Shareholders’ Equity	179,190	209,904
Total Liabilities and Shareholders’ Equity	$374,067	$456,604

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30
	2009	2008
OPERATING ACTIVITIES
Net Earnings (Loss)	$(32,956)	$27,513
Adjustments to Net Earnings (Loss) to Arrive at Operating Cash Flow:
Depreciation	14,765	14,933
Amortization	2,409	1,888
Deferred Tax Expense (Benefit)	1,384	1,788
Goodwill Impairment Charge	43,363	-
Stock-Based Compensation Expense	1,416	484
ESOP Income	219	(612)
Tax Benefit on ESOP	6	24
Allowance for Doubtful Accounts and Returns	965	1,366
Other, Net	4,029	901
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	8,454	(8,272)
Inventories	6,433	(5,580)
Accounts Payable	13,029	(5,039)
Employee Compensation and Benefits and Other Accrued Expenses	(9,340)	(10,640)
Income Taxes Payable/Prepaid	6,738	(5,372)
Other Assets and Liabilities	(2,494)	(56)
Net Cash Provided by (Used for) Operating Activities	58,420	13,326
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(8,830)	(16,917)
Proceeds from Disposals of Property, Plant and Equipment	287	690
Acquisition of Businesses, Net of Cash Acquired	(2,162)	(82,161)
Net Cash Flows Provided by (Used for) Investing Activities	(10,705)	(98,388)
FINANCING ACTIVITIES
Payments on Capital Leases	(3,506)	(2,204)
Change in Short-Term Borrowings, Net	353	8,478
Payment of Long-Term Debt	(59,016)	(461)
Issuance of Long-Term Debt	6,000	87,500
Purchases of Common Stock	-	(14,349)
Proceeds from Issuance of Common Stock	333	1,871
Tax Benefit on Stock Plans	11	1,198
Dividends Paid	(7,238)	(7,178)
Net Cash Flows Provided by (Used for) Financing Activities	(63,063)	74,855

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(111)
Net Increase (Decrease) in Cash and Cash Equivalents	(15,347)	(10,318)
Cash and Cash Equivalents at Beginning of Period	29,285	33,092
Cash and Cash Equivalents at End of Period	$13,938	$22,774
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Year for:
Income Taxes	$(5,355)	$13,998
Interest	$2,092	$2,522
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$2,703	$1,325
Collateralized Borrowings Incurred for Operating Lease Equipment	$1,564	$1,482

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) requirements for interim reporting, which allows certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America to be condensed or omitted. In our opinion, the Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of our financial position and results of our operations. We have reclassified certain prior period amounts to conform to the current period’s presentation. For the period ended September 30, 2008, we decreased cash used for operating activities and increased cash used for investing activities by $690 to properly reflect the non-cash transfers between Inventory and Property, Plant and Equipment. These reclassifications are not material and had no effect on previously reported consolidated Net Earnings (Loss) or Shareholders' Equity. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Guidance

Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS No. 168”). FAS No. 168 reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Accounting Standards Codification (“ASC”) has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”). FAS No. 168 was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the FAS No. 168 changed our references to U.S. GAAP but does not have an impact on our financial position or results of operations as of September 30, 2009.

Intangibles – Goodwill and Other

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets. The revised guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The revised guidance is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively to intangible assets acquired after the effective date. The adoption of the revised guidance did not have an impact on our financial position or results of operations.

Business Combinations

In December 2007, the FASB issued guidance for business combinations that requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at full fair value. It also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The provisions are effective for fiscal years beginning on or after December 15, 2008. The adoption of the new guidance applies prospectively to business combinations completed on or after January 1, 2009. The adoption of the new guidance did not have a material impact on our financial position or results of operations as of January 1, 2009.

In April 2009, the FASB issued revised guidance which amends and clarifies the accounting for business combinations to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions are effective for fiscal years beginning on or after December 15, 2008. The adoption of the revised guidance applies prospectively to business combinations completed on or after January 1, 2009. The adoption of the revised guidance did not have an impact on our financial position or results of operations as of January 1, 2009.

Fair Value Measurements and Disclosures

In September 2006, the FASB issued guidance that establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued additional guidance which states that the earlier guidance does not address fair value measurements for purposes of lease classification or measurement. In February 2008,

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

the FASB deferred the implementation for certain nonfinancial assets and liabilities. We adopted the required provisions as of January1, 2008 and adopted the deferred provisions on January 1, 2009. The adoptions of these provisions did not have an impact on our financial position or results of operations.

In April 2009, the FASB issued guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of fair-value measurement remains an exit price. The requirements are effective for interim and annual periods ending after June 15, 2009. The adoption of the new guidance did not have an impact on our financial position or results of operations as of June 30, 2009.

Financial Instruments

In April 2009, the FASB issued guidance related to the disclosure of the fair value of financial instruments. The guidance requires publicly traded companies to disclose the fair value of financial instruments in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The provisions of the guidance are effective for interim periods ending after June 15, 2009. The adoption of the guidance did not have an impact on our financial position or results of operations as of June 30, 2009.

Subsequent Events

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. We have adopted the guidance, which is effective for interim and annual periods ending after June 15, 2009. Events that have occurred subsequent to September 30, 2009 have been evaluated through November 3, 2009, the date we filed this Quarterly Report on Form 10-Q with the SEC. The adoption of the new guidance did not have an impact on our financial position or results of operations as of September 30, 2009.

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

A reconciliation of the beginning and ending liability balances is as follows:

Severance, Early Retirement and Related Costs
2008 workforce reduction action	$14,261
Cash payments	(355)
Foreign currency adjustments	5
Balance as of December 31, 2008	13,911
Cash payments	(6,390)
Foreign currency adjustments	(318)
Adjustment of accrual	(1,328)
Balance as of March 31, 2009	5,875
Cash payments	(3,113)
Foreign currency adjustments	190
Adjustment of accrual	(65)
Balance as of June 30, 2009	2,887
Cash payments	(1,528)
Foreign currency adjustments	77
Adjustment of accrual	(320)
Balance as of September 30, 2009	$1,116

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

The $1,328 adjustment to the accrual balance during the first quarter of 2009 was primarily due to lower than anticipated severance costs in Europe both on an employee settlement basis and also the opportunity to eliminate open positions due to employee turnover thereby avoiding some severance payments. The $65 and $320 adjustments to the accrual balance during the second and third quarters of 2009, respectively, was due to small fluctuations between estimated and actual payments made to date, as well as the reversal of certain outplacement services not utilized by these employees.

4.	Acquisitions and Divestitures

Acquisitions

On February 27, 2009, we acquired certain assets of Applied Cleansing Solutions Pty Ltd ("Applied Cleansing"), a long-term importer and distributor for Green Machines™ products in Australia and New Zealand, in a business combination for an initial purchase price of $379 in cash. This acquisition provides us with the opportunity to accelerate our growth in the city cleaning business within the Asia Pacific region. The purchase agreement also provides for additional contingent consideration to be paid for each of the four quarters following the acquisition date if certain future revenue targets are met. We have recorded additional contingent consideration of approximately $160, which represents our best estimate of these probable quarterly payments. The acquisition of Applied Cleansing is accounted for as a business combination and the results of operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition. The purchase price allocation is preliminary and will be adjusted retroactively based upon the final determination of fair value of assets acquired and liabilities assumed.

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

On August 15, 2008, we acquired Shanghai ShenTan Mechanical and Electrical Equipment Co. Ltd. (“Shanghai ShenTan”) for a purchase price including transaction costs of $598 in cash. The acquisition of Shanghai ShenTan, a 12 year exclusive distributor of Tennant products in Shanghai, China, will accelerate Tennant’s strategy to grow its direct sales and service business in the key economic area of Shanghai. The purchase agreement also provides for additional contingent consideration to be paid in each of the three one-year periods following the acquisition date if certain future revenue targets are met and if other future events occur. We anticipate that any amount paid under this earn-out would be considered additional purchase price. The potential earn-out is denominated in foreign currency which approximates $600 in the aggregate and is to be calculated based on 1) growth in revenues and 2) visits to specified customer locations during each of the three one-year periods following the acquisition date. During the third quarter of 2009, we recorded additional goodwill of approximately $45 under the earn-out for the first one-year period following the acquisition.

On March 28, 2008, we acquired Sociedade Alfa Ltda. (“Alfa”) for an initial purchase price including transaction costs of $12,252 in cash and $1,445 in debt assumed. Alfa manufactures the Alfa brand of commercial cleaning machines, is based in Sao Paulo, Brazil, and is recognized as the market leader in the Brazilian cleaning equipment industry. The purchase agreement with Alfa also provides for additional contingent consideration to be paid if certain future revenue targets are met. Amounts paid under this earn-out will be considered additional purchase price. The earn-out is denominated in foreign currency which approximates $6,800 and is to be calculated based on growth in revenues during the 2009 calendar year, with an interim calculation based on growth in 2008 revenues. During the first quarter of 2009, we paid the maximum earn-out amount of $1,167 related to the interim period calculation based on growth in 2008 revenues.

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

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

The components of the purchase prices of the business combinations described above have been allocated as follows:

Current Assets	$15,148
Identified Intangible Assets	35,144
Goodwill	47,615
Other Long-Term Assets	6,126
Total Assets Acquired	104,033
Current Liabilities	11,211
Long-Term Liabilities	9,203
Total Liabilities Assumed	20,414
Net Assets Acquired	$83,619

The following unaudited Pro Forma Condensed Consolidated Financial Results of Operations for the three and nine months ended September 30, 2009 and 2008 are presented as if the Applied Sweepers and Alfa acquisitions had been completed at the beginning of each period presented. Hewlett was not a business combination and therefore was not included, and Shanghai ShenTan and Applied Cleansing have been excluded from the unaudited Pro Forma Consolidated Condensed Financial Results of Operations for the three and nine months ended September 30, 2009 as these entities were distributors of Tennant or Applied Sweepers products prior to their respective acquisition dates and therefore have no impact to Pro Forma Net Sales and an insignificant impact to Pro Forma Net Earnings (Loss) and Pro Forma Earnings (Loss) per Share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Pro Forma Net Sales	$154,427	$185,935	$431,651	$557,291
Pro Forma Net Earnings (Loss)	5,783	13,985	(32,956)	27,887

Pro Forma Earnings (Loss) per Share:
Basic	0.31	0.77	(1.78)	1.52
Diluted	0.31	0.76	(1.78)	1.50

Weighted Average Common Shares Outstanding:
Basic	18,591,713	18,216,063	18,466,989	18,338,025
Diluted	18,954,008	18,478,095	18,466,989	18,648,262

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

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

5.	Inventories

Inventories are valued at the lower of cost or market. Inventories at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
Inventories carried at LIFO:
Finished goods	$43,445	$52,289
Raw materials, production parts and work-in-process	18,657	17,468
LIFO reserve	(29,532)	(32,481)
Total LIFO inventories	32,570	37,276

Inventories carried at FIFO:
Finished goods	15,255	17,200
Raw materials, production parts and work-in-process	12,984	12,352
Total FIFO inventories	28,239	29,552
Total inventories	$60,809	$66,828

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. In accordance with the guidance in ASC Topic 350, we test goodwill on an annual basis and when an event occurs or circumstances change that may reduce the fair value of one of our reporting units below its carrying amount. A goodwill impairment loss occurs if the carrying amount of a reporting unit's goodwill exceeds its fair value.

During the first quarter of 2009, the price of our stock decreased to the point that our carrying amount exceeded our market capitalization for a period of time leading up to and including March 31, 2009. Accordingly, we performed interim impairment tests as of March 31, 2009 on our goodwill and other intangible assets. For purposes of performing our interim goodwill impairment analysis, consistent with our year end 2008 annual impairment analysis, we identified our reporting units as North America; Europe, Middle East, Africa (“EMEA”); Asia Pacific; and Latin America. As quoted market prices are not available for our reporting units, estimated fair value was determined using an average weighting of both projected discounted future cash flows and the use of comparative market multiples. The use of comparative market multiples (the market approach) compares us to other comparable companies based on valuation multiples to arrive at a fair value. The use of projected discounted future cash flows (discounted cash flow approach) is based on management’s assumptions including forecasted revenues and margins, estimated capital expenditures, depreciation, amortization and discount rates. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Upon performing the Step 1 test for the interim impairment analysis, the estimated fair values of the North America, Asia Pacific, and Latin America reporting units exceeded their carrying amounts. However, we determined that the fair value of the EMEA reporting unit was below its carrying amount, indicating a potential goodwill impairment existed. Having determined that the goodwill of the EMEA reporting unit was potentially impaired, we performed Step 2 of the goodwill impairment analysis which involved calculating the implied fair value of its goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual value to the carrying amount of goodwill. As of March 31, 2009, as a result of our interim impairment tests, we recorded an impairment loss related to our EMEA reporting unit, which totaled $43,363, representing 100% of the goodwill for this reporting unit. There was no impairment of our other intangible assets.

The income tax benefit associated with the first quarter goodwill impairment was $1,074 which relates to the tax deductible portion of the goodwill impairment.

There were no further impairment triggering events that occurred in the periods ended June 30, 2009 or September 30, 2009.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

The changes in the carrying value of Goodwill for the nine months ended September 30, 2009 are as follows:

Nine Months Ended
September 30
Balance at December 31, 2008	$62,095
Additions	909
Impairment	(43,363)
Foreign currency fluctuations	427
Balance at September 30, 2009	$20,068

The balances of acquired Intangible Assets, excluding Goodwill, are as follows:

	Customer Lists,
	Service Contracts	Trade
	and Order Book	Name	Technology	Total
Balance as of September 30, 2009:
Original cost	$26,867	$5,113	$3,773	$35,753
Accumulated amortization	(4,262)	(515)	(882)	(5,659)
Carrying value	$22,605	$4,598	$2,891	$30,094
Weighted-average original life (in years)	14	14	11

Balance as of December 31, 2008:
Original cost	$23,520	$4,927	$3,770	$32,217
Accumulated amortization	(2,184)	(474)	(818)	(3,476)
Carrying value	$21,336	$4,453	$2,952	$28,741
Weighted-average original life (in years)	14	14	12

The additions to Goodwill and Intangible Assets during the first nine months of 2009 were based on the finalization of the purchase price allocations of Applied Sweepers and Alfa and preliminary purchase price allocations of Shanghai ShenTan and Applied Cleansing as described in Note 4. The Shanghai ShenTan intangible asset consisted of a customer list with a weighted average original life of 8 years.

Amortization expense on intangible assets for the three and nine months ended September 30, 2009 was $825 and $2,283, respectively. Amortization expense on intangible assets for the three and nine months ended September 30, 2008 was $684 and $1,690, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years is as follows:

Remaining 2009	$794
2010	3,162
2011	3,162
2012	2,634
2013	2,508
Thereafter	17,834
Total	$30,094

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

7.	Short-Term Borrowings and Long-Term Debt

Debt outstanding is summarized as follows:

	September 30,	December 31,
	2009	2008
Short-Term Borrowings:
Bank borrowings	$389	$-
Long-Term Debt:
Bank borrowings	64	63
Credit facility borrowings	34,500	87,500
Collateralized borrowings	1,571	1,758
Capital lease obligations	6,841	6,018
Total Long-Term Debt	42,976	95,339
Less: current portion	4,954	3,946
Long-Term Portion	$38,022	$91,393

As of September 30, 2009, we had committed lines of credit totaling approximately $134,500 and uncommitted lines of credit totaling $80,000. There was $34,500 in outstanding borrowings under our JPMorgan facility and no borrowings under any other facilities as of September 30, 2009. In addition, we had stand alone letters of credit of approximately $2,098 outstanding and bank guarantees in the amount of approximately $1,067. Commitment fees on unused lines of credit for the nine months ended September 30, 2009 were $388.

Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in our Shelf Agreement with Prudential described below, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. However, during the first quarter of 2009, we amended the indebtedness to EBITDA financial ratio required for the third quarter of 2009 to not greater than 5.50 to 1 and amended the EBITDA to interest expense financial ratio for the third quarter of 2009 to not less than 3.25 to 1. As of September 30, 2009, our indebtness to EBITDA ratio was 1.37 to 1 and our EBITDA to interest expense ratio was 10.04 to 1.

Credit Facilities

JPMorgan Chase Bank, National Association

On June 19, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent, Bank of America, N.A., as syndication agent, BMO Capital Markets Financing, Inc. and U.S. Bank National Association, as Co-Documentation Agents and the Lenders from time to time party thereto. The Credit Agreement provides us and certain of our foreign subsidiaries access to a $125,000 revolving credit facility until June 19, 2012. Borrowings may be denominated in U.S. dollars or certain other currencies. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity. Further, the Credit Agreement initially contained a covenant requiring us to maintain indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1.

On February 21, 2008, we amended the Credit Agreement to increase the sublimit on foreign currency borrowings from $75,000 to $125,000 and to increase the sublimit on borrowings by the foreign subsidiaries from $50,000 to $100,000.

On March 4, 2009, we entered into a second amendment to the Credit Agreement. This amendment principally provides: (i) an exclusion from our EBITDA calculation for all non-cash losses and charges, up to $15,000 cash restructuring charges during the 2008 fiscal year and up to $3,000 cash restructuring charges during the 2009 fiscal year, (ii) an amendment of the indebtedness to EBITDA financial ratio required for the second and third quarters of 2009 to not greater than 4.00 to 1 and 5.50 to 1, respectively, (iii) an amendment to the EBITDA to interest expense financial ratio for the third quarter of 2009 to not less than 3.25 to 1, and (iv) the ability for us to incur up to an additional $80,000 of indebtedness pari passu with the lenders under the Credit Agreement. The revolving credit facility available under the Credit Agreement remains at $125,000, but the amendment reduced the expansion feature under the Credit Agreement from $100,000 to $50,000. The amendment put a cap on permitted new acquisitions of $2,000 for the 2009 fiscal year and the amount of permitted new acquisitions in fiscal years after 2009 will be

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

limited according to our then current leverage ratio. The amendment prohibits us from conducting share repurchases during the 2009 fiscal year and limits the payment of dividends and repurchases of stock in fiscal years after 2009 to an amount ranging from $12,000 to $40,000 based on our leverage ratio after giving effect to such payments. Finally, if we obtain additional indebtedness as permitted under the amendment, to the extent that any revolving loans under the credit agreement are then outstanding we are required to prepay the revolving loans in an amount equal to 100% of the proceeds from the additional indebtedness. Additionally, proceeds over $25,000 and under $35,000 will reduce the revolver commitment on a 50% dollar for dollar basis and proceeds over $35,000 will reduce the revolver commitment on a 100% dollar for dollar basis.

In conjunction with the amendment to the Credit Agreement, we gave the lenders a security interest on most of our personal property and pledged 65% of the stock of all domestic and first tier foreign subsidiaries. The obligations under the Credit Agreement are also guaranteed by our domestic subsidiaries and those subsidiaries also provide a security interest in their similar personal property.

Included in the amendment were increased interest spreads and increased facility fees. The fee for committed funds under the Credit Agreement now ranges from an annual rate of 0.30% to 0.50%, depending on our leverage ratio. Borrowings under the Credit Agreement bear interest at an annual rate of, at our option, either (i) between LIBOR plus 2.20% to LIBOR plus 3.00%, depending on our leverage ratio; or (ii) the highest of (A) the prime rate, (B) the federal funds rate plus 0.50%, and (C) the adjusted LIBOR rate for a one month period plus 1.00%; plus, in any such case under this clause (ii), an additional spread of 1.20% to 2.00%, depending on our leverage ratio.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2009. There was $34,500 in outstanding borrowings under this facility at September 30, 2009, with a weighted average interest rate of 3.25%.

Prudential Investment Management, Inc.

On July 29, 2009, we entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto. The Shelf Agreement provides us and our subsidiaries access to an uncommitted, senior secured, maximum aggregate principal amount of $80,000 of debt capital.

The minimum principal amount of the private shelf notes that can be issued at any time under the Shelf Agreement is $5,000 with an issuance fee of 0.10% of the U.S. dollar equivalent of the principal amount of the issued shelf notes, payable on the date of issuance. The Shelf Agreement also provides for other fees, including a fee of an additional 1.00% per annum, in addition to the interest accruing on the shelf notes, in the event the amount of capital required to be held in reserve by a holder of the shelf notes in respect of such shelf notes is greater than the amount which would be required to be held in reserve with respect to promissory notes rated investment grade by a nationally recognized rating agency. Any private shelf note issued during the issuance period may have a maturity of up to 12 years, provided that the average life for each private shelf note issued is no more than 10 years after the original issuance date. Prepayments of the shelf notes will be subject to payment of yield maintenance amounts to the holders of the shelf notes.

The Shelf Agreement contains representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and merge or consolidate with another entity. Further, the Shelf Agreement contains a covenant requiring us to maintain an indebtedness to EBITDA ratio for the second and third quarters of 2009 of not greater than 4.00 to 1 and 5.50 to 1, respectively, and thereafter as of the end of each quarter of not greater than 3.50 to 1. The Shelf Agreement also contains a covenant requiring us to maintain an EBITDA to interest expense ratio for the third quarter of 2009 to not less than 3.25 to 1, and thereafter of no less than 3.50 to 1. The Shelf Agreement contains a cap on permitted acquisitions of $2,000 for the 2009 fiscal year and other limitations on the permitted acquisitions amount based on our leverage ratio in fiscal years after 2009. Finally, the Shelf Agreement prohibits us from conducting share repurchases during the 2009 fiscal year and limits the payment of dividends or repurchases of stock in fiscal years after 2009 to an amount ranging from $12,000 to $40,000 based on our leverage ratio after giving effect to such payments.

As of September 30, 2009, there was no balance outstanding on this facility and therefore no requirement to be in compliance with the financial covenants under this facility. However, the financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of September 30, 2009. Should notes be issued under the Shelf Agreement, such notes will be pari passu with outstanding debt under the Credit Facility.

ABN AMRO Bank N.V.

We have a committed revolving credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) of 5,000 Euros, or approximately $7,317, for general working capital purposes. As of September 30, 2009, we had bank guarantees in the amount of 729 Euros, or approximately $1,067, which reduced the available balance of the facility to 4,271 Euros, or approximately $6,250. Borrowings under the facility incur interest generally at a rate of 1.25% over the ABN AMRO base rate as calculated daily on the cleared account balance. This facility may also be used for short-term loans up to 3,000 Euros, or approximately $4,390. The terms and

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

conditions of these loans would be incorporated in a separate short-term loan agreement at the time of the transaction. There was no balance outstanding on this facility at September 30, 2009.

Bank of America, National Association

On August 17, 2009, we renewed our revolving credit facility with Bank of America, National Association, Shanghai Branch. This agreement will expire on August 28, 2010 and is denominated in renminbi (“RMB”) in the amount of 13,400 RMB, or approximately $1,963, and is available for general corporate purposes, including working capital needs of our China location. As part of the March 4, 2009 amendment to the Credit Agreement with JPMorgan Chase Bank, this facility with Bank of America was secured with the same assets as noted above under the JPMorgan Chase section. The interest rate on borrowed funds is equal to the People’s Bank of China’s base rate. This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued. There was no balance outstanding on this facility at September 30, 2009.

Bank of Scotland

On March 31, 2009, we cancelled our committed credit facility with the Bank of Scotland.

Unibanco Bank

During the third quarter of 2009 our revolving credit facility with Unibanco Bank in Brazil expired.

8.	Fair Value of Financial Instruments

On January 1, 2008, we adopted new guidance for financial assets and liabilities. This guidance, which is now a part of ASC Topic 825 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments, nor does it apply to measurements related to inventory.

Estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance. The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures. The framework discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our population of financial assets and liabilities subject to fair value measurements at September 30, 2009 included foreign currency forward contracts with a Level 2 fair value liability balance of $244. Our foreign currency forward exchange contracts are valued at fair market value, which is the amount we would receive or pay to terminate the contracts at the reporting date.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. As of September 30, 2009 and 2008, the fair value of such contracts outstanding was a net loss of $244 and a net gain of $1,278, respectively. At September 30, 2009 and 2008, the notional amounts of foreign currency forward exchange contracts outstanding were $51,518 and $67,016, respectively.

9.	Retirement Benefit Plans

As of September 30, 2009, we had four defined benefit pension plans and a postretirement medical plan, which are described in Note 11 of the 2008 Annual Report on Form 10-K. We have contributed $58 and $274 during the third quarter of 2009 and $205 and $708 during the first nine months of 2009 to our pension plans and to our postretirement medical plan, respectively.

Recent market conditions have resulted in an unusually high degree of volatility that increased the risks and short-term liquidity associated with certain investments held by the U.S. Pension Plan, which could impact the value of investments after the date of

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

these financial statements. There has been a positive return on Plan assets through September 30, 2009. The impact on the funded status of the Plan will be determined based upon market conditions in effect when the annual valuation for the year ended December 31, 2009 is performed. If a cash contribution is deemed necessary, the first payment would be required to be paid no later than April 15, 2011.

The components of the net periodic benefit cost for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Pension Benefits:
Service cost	$172	$221	$516	$675
Interest cost	574	638	1,727	1,930
Expected return on plan assets	(718)	(799)	(2,155)	(2,418)
Recognized actuarial (gain) loss	(38)	(54)	(114)	(162)
Amortization of transition (asset) obligation	(5)	(5)	(15)	(17)
Amortization of prior service cost	139	139	416	415
Foreign currency	23	(294)	42	(222)
Net periodic benefit cost	$147	$(154)	$417	$201

Postretirement Medical Benefits:
Service cost	$35	$32	$106	$96
Interest cost	214	198	640	594
Amortization of prior service cost	(145)	(145)	(435)	(435)
Net periodic benefit cost	$104	$85	$311	$255

10.	Warranty

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines generally range from one to four years. The changes in the warranty liability balance for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30
	2009	2008
Beginning balance	$6,018	$6,950
Additions charged to expense	5,677	6,416
Acquired liabilities	17	92
Foreign currency fluctuations	101	(46)
Claims paid	(6,055)	(7,037)
Ending balance	$5,758	$6,375

11.	Commitments and Contingencies

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $9,898, of which we have guaranteed $7,856. As of September 30, 2009, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $1,152 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized when realized, generally at the end of the lease term.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

12.	Income Tax

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2007 and with limited exceptions, state and foreign income tax examinations for taxable years before 2004.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense (Benefit). Included in the net liability of $7,863 for unrecognized tax benefits as of September 30, 2009 was approximately $483 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2009 was $3,424. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense (Benefit).

Unrecognized tax benefits were reduced by $206 for expiration of statute of limitations in various jurisdictions during the quarter.

We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2004 to 2007 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

13.	Stock-Based Compensation

The following table presents the components of stock-based compensation expense for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30
	2009	2008
Stock options and stock appreciation rights	$643	$281
Restricted share awards	629	661
Performance share awards	-	(478)
Share-based liabilities	144	20
Total stock-based compensation expense	$1,416	$484

During the first nine months of 2009 we granted 44,205 restricted shares. The weighted average grant date fair value of each share awarded was $12.80. Restricted share awards typically have a two or three year vesting period from the effective date of grant. The total fair value of shares vested during the nine months ended September 30, 2009 and 2008 was $545 and $837, respectively.

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

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

14.	Earnings (Loss) Per Share Computations

The computations of Basic and Diluted Earnings (Loss) per Share are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Numerator:
Net Earnings (Loss)	$5,783	$13,985	$(32,956)	$27,513
Denominator:
Basic - weighted average outstanding shares	18,591,713	18,216,063	18,466,989	18,338,025
Effect of dilutive securities:
Employee stock options	362,295	262,032	-	310,237
Diluted - weighted average outstanding shares	18,954,008	18,478,095	18,466,989	18,648,262
Basic Earnings (Loss) per Share	$0.31	$0.77	$(1.78)	$1.50
Diluted Earnings (Loss) per Share	$0.31	$0.76	$(1.78)	$1.48

Excluded from the dilutive securities shown above were options to purchase 161,057 and 55,753 shares of Common Stock during the three months ended September 30, 2009 and 2008, respectively. Excluded from the dilutive securities shown above were options to purchase 528,526 and 32,217 shares of Common Stock during the nine months ended September 30, 2009 and 2008, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

15.	Comprehensive Income (Loss)

We report Accumulated Other Comprehensive Income (Loss) as a separate item in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheets. Comprehensive Income (Loss) is comprised of Net Earnings (Loss) and Other Comprehensive Income (Loss). For the three months and nine months ended September 30, 2009 and 2008, Other Comprehensive Income (Loss) consisted of foreign currency translation adjustments and amortization and remeasurement of pension items.

The reconciliations of Net Earnings (Loss) to Comprehensive Income (Loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net Earnings (Loss)	$5,783	$13,985	$(32,956)	$27,513
Foreign currency translation adjustments	1,725	(14,936)	5,324	(10,499)
Pension adjustments	(49)	(66)	168	198
Comprehensive Income (Loss)	$7,459	$(1,017)	$(27,464)	$17,212

16.	Segment Reporting

We are organized into four operating segments: North America; Europe, Middle East, Africa; Asia Pacific and Latin America. In accordance with the objective and basic principles of the applicable accounting guidance, we aggregate our operating segments into one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

The following table sets forth Net Sales by geographic area (net of intercompany sales):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
North America	$90,531	$107,193	$251,601	$314,008
Europe, Middle East, Africa	45,192	55,300	131,823	171,698
Other International	18,704	23,442	48,227	62,414
Total	$154,427	$185,935	$431,651	$548,120

17.	Related Party Transactions

During the first quarter of 2008, we acquired Applied Sweepers and Alfa and entered into lease agreements for certain properties owned by or partially owned by the former owners of these entities. These individuals are now current employees of Tennant. Lease payments made under these lease agreements are not material to our financial position or results of operations.

On May 18, 2009, we announced an exclusive technology license agreement with Activeion Cleaning Solutions, LLC (“Activeion”) a company in which a current employee of Tennant owns a minority interest. Royalties under this license agreement are not material to our financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer world. We provide equipment, parts and consumables and specialty surface coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are primarily located in North America, Europe, the Middle East, Africa, Asia Pacific and Latin America. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Net Earnings for the third quarter of 2009 were $5.8 million, or $0.31 per diluted share, compared to Net Earnings of $14.0 million, or $0.76 per diluted share, in the third quarter of 2008. Net Earnings during the 2009 third quarter were unfavorably impacted by the ongoing global recession that resulted in lower Net Sales volume across all geographies and unfavorable direct foreign currency exchange impacts, somewhat offset by lower commodity prices, cost cutting, delayed discretionary spending, and savings from our workforce reductions.

Net Loss for the first nine months of 2009 was $33.0 million, or a $1.78 loss per diluted share, compared to Net Earnings of $27.5 million, or $1.48 per diluted share, in the first nine months of 2008. The Net Loss in the first nine months of 2009 was primarily due to the non-cash pretax goodwill impairment charge of $43.4 million, or a $2.29 loss per diluted share, taken during the first quarter of 2009 as well as a significant decline in Net Sales due to ongoing unfavorable global economic conditions. Gross margins declined by only 80 basis points compared to the same period in 2008 as a result of benefits from commodity price deflation, cost reductions, flexible production management and workforce reductions. These benefits were not enough to offset the unfavorable impact of lower production volume through our manufacturing facilities. Selling and Administrative Expense was $25.6 million lower in the first nine months of 2009 as compared to the same period last year as a result of benefits from our workforce reduction program, reductions in volume-related expenses, and delays in discretionary spending to align expenses with the lower sales volume.

The workforce reduction program was announced during the fourth quarter of 2008 to resize our worldwide employee base by approximately 8%, or about 240 people. A pretax workforce reduction charge totaling $14.6 million, or $0.65 per diluted share, was recognized in the fourth quarter of 2008 as a result of this program. The workforce reduction was accomplished primarily through the elimination of salaried positions across the organization. This measure is estimated to achieve savings of at least $15 million in 2009 and approximately $20 million in 2010. Additionally, early retirements, elimination of contracted positions and attrition accounted for some of the eliminated positions and contributed to these savings. The pretax charge consisted primarily of severance and outplacement services and was included within Selling and Administrative Expense in the 2008 Consolidated Statement of Earnings. During the first nine months of 2009, the severance accrual was revised to reflect actual experience resulting in a benefit of $1.7 million which was included within Selling and Administrative Expense.

Historical Results

The following compares the historical results of operations for the three and nine month periods ended September 30, 2009 and 2008 in dollars and as a percentage of Net Sales (dollars in thousands, except per share data):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2009	%	2008	%	2009	%	2008	%
Net Sales	$154,427	100.0	$185,935	100.0	$431,651	100.0	$548,120	100.0
Cost of Sales	89,539	58.0	107,383	57.8	253,939	58.8	317,725	58.0
Gross Profit	64,888	42.0	78,552	42.2	177,712	41.2	230,395	42.0
Operating Expense:
Research and Development Expense	5,466	3.5	6,033	3.2	16,837	3.9	17,773	3.2
Selling and Administrative Expense	51,800	33.5	56,074	30.2	146,271	33.9	171,904	31.4
Goodwill Impairment Charge	-	-	-	-	43,363	10.0	-	-
Gain on Divestiture of Assets	-	-	-	-	-	-	(246)	-
Total Operating Expenses	57,266	37.1	62,107	33.4	206,471	47.8	189,431	34.6
Profit (Loss) from Operations	7,622	4.9	16,445	8.8	(28,759)	(6.7)	40,964	7.5
Other Income (Expense):
Interest Income	96	0.1	306	0.2	301	0.1	834	0.2
Interest Expense	(726)	(0.5)	(1,142)	(0.6)	(2,290)	(0.5)	(2,827)	(0.5)
Net Foreign Currency Transaction Gains (Losses)	353	0.2	2,538	1.4	145	-	1,925	0.4
ESOP Income	252	0.2	769	0.4	740	0.2	1,783	0.3
Other Income (Expense), Net	21	-	(844)	(0.5)	(27)	-	(1,588)	(0.3)
Total Other Income (Expense), Net	(4)	-	1,627	0.9	(1,131)	(0.3)	127	-

Profit (Loss) Before Income Taxes	7,618	4.9	18,072	9.7	(29,890)	(6.9)	41,091	7.5
Income Tax Expense (Benefit)	1,835	1.2	4,087	2.2	3,066	0.7	13,578	2.5
Net Earnings (Loss)	$5,783	3.7	$13,985	7.5	$(32,956)	(7.6)	$27,513	5.0
Earnings (Loss) per Diluted Share	$0.31		$0.76		$(1.78)		$1.48

Net Sales

Consolidated Net Sales for the third quarter of 2009 totaled $154.4 million, a 16.9% decline compared to consolidated Net Sales of $185.9 million in the third quarter of 2008. Consolidated Net Sales for the nine months ended September 30, 2009 totaled $431.7 million, a 21.2% decline compared to consolidated Net Sales of $548.1 million during the first nine months of 2008.

The components of the change in consolidated Net Sales in the third quarter and first nine months of 2009 as compared to the same periods in 2008 were as follows:

	% Change from 2008
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Organic Growth:
Volume	(15%)	(18%)
Price	0%	1%
	(15%)	(17%)
Foreign Currency	(2%)	(5%)
Acquisitions	0%	1%
Total	(17%)	(21%)

The 16.9% decrease in consolidated Net Sales in the third quarter of 2009 from 2008 was primarily driven by:

•    an organic sales decline of 15%, excluding the effects of acquisitions and foreign currency exchange, primarily due to the ongoing global recession that resulted in lower sales volume across all geographies; and

• an unfavorable direct foreign currency exchange impact of 2%.

The 21.2% decrease in consolidated Net Sales in the first nine months of 2009 from 2008 was primarily driven by:

• an organic sales decline of 17% primarily due to the ongoing global recession that resulted in lower sales volume across all geographies; and
• an unfavorable direct foreign currency exchange impact of 5%.

The following table sets forth the Net Sales by geographic area for the three and nine month periods ended September 30, 2009 and 2008 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2009	2008	%	2009	2008	%
North America	$90,531	$107,193	(15.5)	$251,601	$314,008	(19.9)
Europe, Middle East and Africa	45,192	55,300	(18.3)	131,823	171,698	(23.2)
Other International	18,704	23,442	(20.2)	48,227	62,414	(22.7)
Total	$154,427	$185,935	(16.9)	$431,651	$548,120	(21.2)

North America

North America Net Sales were $90.5 million for the third quarter of 2009, a decrease of 15.5% from the third quarter of 2008. We experienced a decline in unit volume across all product lines, but most significantly within our large industrial equipment. We continued to see a longer sales cycle for our products during the third quarter of 2009, with customers delaying their purchases due to the economic downturn and tight credit markets. During the third quarter of 2009, Net Sales benefited by less than 1% from slightly higher prices across most product lines. The direct impact of foreign currency translation exchange effects within North America unfavorably impacted Net Sales by less than 1% during the third quarter of 2009.

Net Sales decreased 19.9% to $251.6 million in North America for the nine months ended September 30, 2009 compared to the same period in 2008. Organic growth within North America has been negative during the first nine months of 2009 due to lower demand, especially for industrial and outdoor equipment, as a result of the ongoing recession in the U.S. economy. Benefits from pricing actions of approximately 1% helped offset the decline in unit volume. The direct impact of foreign currency translation exchange effects within North America unfavorably impacted Net Sales by approximately 1% during the first nine months of 2009.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales decreased 18.3% to $45.2 million for the third quarter of 2009 as compared to the third quarter of 2008. An organic sales decline of approximately 12% in the third quarter of 2009 when compared to the same period last year was primarily due to lower sales of equipment. Unfavorable direct foreign currency exchange fluctuations decreased Net Sales by approximately 6% in the third quarter of 2009.

EMEA Net Sales decreased 23.2% to $131.8 million for the nine months ended September 30, 2009. We experienced a decline in organic growth of approximately 13% for the first nine months of 2009 as compared to the same period in 2008 primarily due to decreased sales of industrial and outdoor equipment, slightly offset by benefits from pricing actions. Unfavorable direct foreign currency exchange fluctuations reduced EMEA Net Sales approximately 12% for the nine months ended September 30, 2009. Acquisitions added approximately 2% during the first nine months of 2009.

Other International

Our Other International markets are comprised of the following key geographic regions: China and other Asia Pacific markets, Japan, Australia and Latin America. Net Sales in these markets for the third quarter of 2009 totaled $18.7 million, a decrease of 20.2% as compared to the first quarter of 2009. An organic decline of approximately 18% in Net Sales was driven by unit volume decreases primarily within our equipment business. Unfavorable direct foreign currency translation exchange effects decreased sales in Other International markets by approximately 2% in the 2009 third quarter.

Net Sales for the first nine months of 2009 in Other International markets decreased 22.7% to $48.2 million compared to the same period last year. Unfavorable direct foreign currency translation exchange effects decreased sales by approximately 5%. Acquisitions added approximately 2% to Net Sales within this market during the first nine months of 2009. Organic sales growth was negative by approximately 20% primarily due to equipment unit volume declines.

Gross Profit

Gross Profit margin was 42.0% for the third quarter of 2009 compared with 42.2% in the third quarter of 2008. Gross margin declined by 20 basis points due to the unfavorable impacts of: lower production volume through our manufacturing facilities, mix of products sold, and foreign currency exchange effects, somewhat offset by benefits from lower commodity prices, flexible production management and workforce reductions.

Gross Profit margin was 41.2% for the first nine months of 2009 compared with 42.0% in the first nine months of 2008. Gross margin declined by 80 basis points due to the unfavorable impact of lower production volume through our manufacturing facilities and unfavorable foreign currency exchange effects, somewhat offset by benefits from lower commodity prices, flexible production management and workforce reductions.

Operating Expense

Research & Development Expense

Research and Development (“R&D”) Expense in the third quarter of 2009 was $5.5 million as compared with $6.0 million in the third quarter of 2008. R&D Expense as a percentage of Net Sales was 3.5% for the third quarter of 2009 compared to 3.2% in the comparable quarter last year.

R&D Expense for the nine months ended September 30, 2009 was $16.8 million, down 5.3% from $17.8 million in the first nine months of 2008. R&D expense as a percentage of Net Sales was 3.9% for the first nine months of 2009 compared to 3.2% in the same period last year. R&D Expense was slightly down on a dollar basis due in part to timing of projects and initiatives between years.

Selling & Administrative Expense

Selling and Administrative (“S&A”) Expense in the third quarter of 2009 decreased $4.3 million, or 7.6%, to $51.8 million from $56.1 million in the third quarter of 2008. We achieved a lower overall S&A Expense in the 2009 third quarter as compared to the same period last year as our workforce reductions and cost controls more than offset higher incentives on better than anticipated performance.

For the nine months ended September 30, 2009, S&A Expense decreased 14.9% to $146.3 million from $171.9 million in the comparable period last year. During the first nine months of 2009, we were successful in reducing costs and delaying discretionary spending to better align expenses with our current lower sales level.

S&A Expense as a percentage of Net Sales was 33.5% for the third quarter of 2009, up from 30.2% in the comparable 2008 quarter. S&A Expense as a percentage of Net Sales was 33.9% for the nine months ended September 30, 2009, up from 31.4% in the comparable 2008 period. Although S&A Expense was lower than in the third quarter of 2008 and in the first nine months of 2008 on a dollar basis, the sharp decline in sales experienced in the first nine months of 2009 still resulted in higher S&A Expense as a percentage of Net Sales during the third quarter and the first nine months of 2009.

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

Other Income (Expense), Net

Interest Income

Interest Income was $0.1 million and $0.3 million in the third quarter and first nine months of 2009, a decrease of $0.2 million and $0.5 million, respectively, as compared to the same periods in 2008. The decrease between 2009 and 2008 reflects the impact of a decline in interest rates between periods on lower average levels of cash and cash equivalents.

Interest Expense

Interest Expense was $0.7 million and $2.3 million in the third quarter and first nine months of 2009, a decrease of $0.4 million and $0.5 million, respectively, from 2008. We became a net debtor during the latter part of the first quarter of 2008 borrowing against our revolving credit facility primarily to fund the two acquisitions that closed during the first quarter of 2008. The decline in interest expense between periods was primarily due to lower debt levels as a result of our increased focus on cash optimization.

Net Foreign Currency Transaction Gains (Losses)

Net foreign currency gains in the third quarter and first nine months of 2009 were $0.4 million and $0.1 million, respectively, a decrease of $2.2 million and $1.8 million, respectively, as compared to the same periods in the prior year. The net unfavorable change from the prior year of foreign currency gains in the third quarter and first nine months of 2009 was primarily due to a $0.9 million unfavorable movement in the foreign currency exchange rates in the first quarter of 2008 related to a deal contingent non-speculative forward contract that we entered into which fixed the cash outlay in U.S. dollars for the Alfa acquisition and the 2008 third quarter $2.7 million net foreign currency gain from the settlement of forward contracts related to a British Pound denominated loan. No such transactions occurred during 2009.

ESOP Income

ESOP Income was $0.3 million and $0.7 million in the third quarter and first nine months of 2009, respectively, as compared to $0.8 million and $1.8 million in the same periods in 2008. We benefit from ESOP Income when the shares held by Tennant’s ESOP Plan are utilized and the basis of those shares is lower than the current average stock price. This benefit is offset in periods when the number of shares needed exceeds the number of shares available from the ESOP as the shortfall must be issued at the current market rate, which is generally higher than the basis of the ESOP shares. Lower levels of ESOP Income during both the third quarter and first nine months of 2009 as compared to 2008 are due to a lower average stock price during 2009.

Other Income (Expense), Net

Other Expense, Net was inconsequential in the third quarter and first nine months of 2009 as compared to a net expense of $0.8 million and $1.6 million, respectively, in the same periods in 2008. During the third quarter of 2008 we contributed $1.0 million to Tennant’s charitable foundation and during the first nine months of 2008, we incurred $0.7 million of costs related to potential acquisitions. There were no such costs incurred during 2009.

Income Taxes

The effective tax rate in the third quarter of 2009 was 24.1% compared to the effective tax rate in the third quarter of the prior year of 22.6%. Each of these quarters benefited from discrete net favorable tax items, primarily due to adjustments of tax reserves related to federal tax filings, as well as the expiration of the statute of limitations in various jurisdictions. The underlying base tax rate, which excludes discrete tax items, declined from 39.5% to 36.9% for the 2009 first nine months compared to a reduction from 38% to 36% for the first nine months of 2008. The tax rate primarily depends on the mix in taxable earnings by country.

The year-to-date effective rates were a negative 10.3% for 2009 compared to 33.0% for 2008. The year-to-date tax expense includes only a $1.1 million tax benefit associated with the $43.4 million impairment of goodwill recorded in the first quarter, materially impacting the overall effective rate. Excluding the first quarter goodwill impairment, the year-to-date effective tax rate would have been 30.7%.

Liquidity and Capital Resources

Liquidity

Cash and Cash Equivalents totaled $13.9 million at September 30, 2009, compared to $29.3 million at December 31, 2008. We believe that the combination of internally generated funds and present capital resources are more than sufficient to meet our cash requirements for the next twelve months. Our debt-to-capital ratio was 19.5% and 31.2% at September 30, 2009 and December 31, 2008, respectively.

On July 29, 2009, we filed a shelf registration statement with the SEC to facilitate any future issuances of debt securities, preferred stock, depository shares and common stock. No securities can be offered under the shelf registration statement until it has been declared effective by the SEC.

On July 29, 2009, we entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential Investment Management, Inc. ("Prudential") and Prudential affiliates from time to time party thereto. The Shelf Agreement provides us and our subsidiaries access to an uncommitted, senior secured, maximum aggregate principal amount of $80.0 million of debt capital.

We have not drawn on the shelf registration statement or the Shelf Agreement as of September 30, 2009, but have taken these steps for greater long-term flexibility to access capital, as opportunities arise.

Cash Flow Summary

Cash provided by (used in) our operating, investing and financing activities is summarized as follows (dollars in thousands):

	Nine Months Ended
	September 30
	2009	2008
Operating Activities	$58,420	$13,326
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(8,543)	(16,227)
Acquistions of Businesses, Net of Cash Acquired	(2,162)	(82,161)
Financing Activities	(63,063)	74,855
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(111)
Net Increase (Decrease) in Cash and Cash Equivalents	$(15,347)	$(10,318)

Operating Activities

Operating activities provided $58.4 million of cash for the nine months ended September 30, 2009. Cash provided by operating activities was driven primarily by reductions in working capital during the first nine months of 2009, partially offset by lower Employee Compensation and Benefit liabilities due to payments of severance associated with the workforce reduction announced in the fourth quarter of 2008.

In the comparable 2008 period, operating activities provided $13.3 million of cash. Cash provided by operating activities included Net Earnings of $27.5 million, partially offset by payments of 2007 annual performance awards, incentives, profit sharing and rebates as well as lower accruals for these items in 2008 and higher receivables due to net sales growth over the 2007 third quarter, especially in the last month of the quarter. In addition, inventory levels increased due to higher demo and used equipment inventories related to the introduction of new products and increased inventory at our Louisville distribution center and China locations.

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

	September 30, 2009	December 31, 2008	September 30, 2008
DSO	66	77	70
DIOH	94	101	89

As of September 30, 2009, DSO of 66 days was 4 days lower than the prior year DSO as of September 30, 2008 and decreased 11 days compared to December 31, 2008 primarily due to the collection of outstanding Accounts Receivable.

As of September 30, 2009, DIOH increased 5 days compared to September 30, 2008 due to a disproportionate decline in sales volume as compared to the related smaller reduction in inventory. As of September 30, 2009, DIOH decreased 7 days compared to December 31, 2008 primarily due to lower levels of inventory as a result of inventory reduction initiatives.

Investing Activities

Investing activities during the nine months ended September 30, 2009 used $10.7 million in cash. Investing activities included net capital expenditures of $8.5 million and $2.2 million related to acquisition of businesses. Investments in capital expenditures included technology upgrades, tooling related to new product development and investments in our Minnesota facilities to complete the new global R&D center of excellence to support new product innovation efforts. The $2.2 million related to acquisitions was primarily comprised of the 2009 first quarter earn-out payment for our March 28, 2008 acquisition of Alfa and the 2009 third quarter earn-out payment for our August 15, 2008 acquisition of Shanghai ShenTan.

Investing activities during the nine months ended September 30, 2008 used $98.4 million in cash. Investing activities included the acquisitions of Applied Sweepers, Alfa and Shanghai ShenTan for $82.2 million and net capital expenditures of $16.2 million. Investments in capital expenditures included technology upgrades, tooling related to new product development and investments in our Minnesota facilities to create a global R&D center of excellence to support new product innovation efforts.

Financing Activities

Net cash used by financing activities was $63.1 million during the first nine months of 2009, primarily from net repayments of Long-Term Debt of $53.0 million and $7.2 million in dividends payments.

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

Indebtedness

As of September 30, 2009, we had committed lines of credit totaling approximately $134.5 million and uncommitted lines of credit totaling $80.0 million. There was $34.5 million in outstanding borrowings under our JPMorgan facility and no borrowings under any other facilities as of September 30, 2009. In addition, we had stand alone letters of credit of approximately $2.1 million outstanding and bank guarantees in the amount of approximately $1.1 million. Commitment fees on unused lines of credit for the nine months ended September 30, 2009 were $0.4 million.

Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in the Shelf Agreement with Prudential, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. However, during the first quarter of 2009, we amended the indebtedness to EBITDA financial ratio required for the third quarter of 2009 to not greater than 5.50 to 1 and amended the EBITDA to interest expense financial ratio for the third quarter of 2009 to not less than 3.25 to 1. As of September 30, 2009, our indebtness to EBITDA ratio was 1.37 to 1 and our EBITDA to interest expense ratio was 10.04 to 1.

JPMorgan Chase Bank, National Association

On March 4, 2009, we entered into a second amendment to the Credit Agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent, Bank of America, N.A., as syndication agent, BMO Capital Markets Financing, Inc. and U.S. Bank National Association, as Co-Documentation Agents and the Lenders from time to time party thereto. This amendment principally provides: (i) an exclusion from our EBITDA calculation for all non-cash losses and charges up to $15.0 million cash restructuring charges during the 2008 fiscal year and up to $3.0 million cash restructuring charges during the 2009 fiscal year, (ii) an amendment of the indebtedness to EBITDA financial ratio required for the second and third quarters of 2009 to not greater than 4.00 to 1 and 5.50 to 1, respectively, (iii) an amendment to the EBITDA to interest expense financial ratio for the third quarter of 2009 to not less than 3.25 to 1, and (iv) the ability for us to incur up to an additional $80.0 million of indebtedness pari passu with the lenders under the Credit Agreement. The revolving credit facility available under the Credit Agreement remains at $125.0 million, but the amendment reduced the expansion feature under the Credit Agreement from $100.0 million to $50.0 million. The amendment put a cap on permitted new acquisitions of $2.0 million for the 2009 fiscal year and the amount of permitted new acquisitions in fiscal years after 2009 will be limited according to our then current leverage ratio. The amendment prohibits us from conducting share repurchases during the 2009 fiscal year and limits the payment of dividends and repurchases of stock in fiscal years after 2009 to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments. Finally, if we obtain additional indebtedness as permitted under the amendment, to the extent that any revolving loans under the credit agreement are then outstanding we are required to prepay the revolving loans in an amount equal to 100% of the proceeds from the additional indebtedness. Additionally, proceeds over $25.0 million and under $35.0 million will reduce the revolver commitment on a 50% dollar for dollar basis and proceeds over $35.0 million will reduce the revolver commitment on a 100% dollar for dollar basis.

In conjunction with the amendment to the Credit Agreement, we gave the lenders a security interest on most of our personal property and pledged 65% of the stock of all domestic and first tier foreign subsidiaries. The obligations under the Credit Agreement are also guaranteed by our domestic subsidiaries and those subsidiaries also provide a security interest in their similar personal property.

Included in the amendment were increased interest spreads and increased facility fees. The fee for committed funds under the Credit Agreement now ranges from an annual rate of 0.30% to 0.50%, depending on our leverage ratio. Borrowings under the Credit Agreement bear interest at an annual rate of, at our option, either (i) between LIBOR plus 2.20% to LIBOR plus 3.00%, depending on our leverage ratio; or (ii) the highest of (A) the prime rate, (B) the federal funds rate plus 0.50%, and (C) the adjusted LIBOR rate for a one month period plus 1.00%; plus, in any such case under this clause (ii), an additional spread of 1.20% to 2.00%, depending on our leverage ratio.

We were in compliance with all covenants under the Credit Agreement as of September 30, 2009. There was $34.5 million in outstanding borrowings under this facility as of September 30, 2009, with a weighted average interest rate of 3.25%.

Prudential Investment Management, Inc.

On July 29, 2009, we entered into a Shelf Agreement with Prudential and Prudential affiliates from time to time party thereto. The Shelf Agreement provides us and our subsidiaries access to an uncommitted, senior secured, maximum aggregate principal amount of $80.0 million of debt capital.

The minimum principal amount of the private shelf notes that can be issued at any time under the Shelf Agreement is $5.0 million with an issuance fee of 0.10% of the U.S. dollar equivalent of the principal amount of the issued shelf notes, payable on the date of issuance. The Shelf Agreement also provides for other fees, including a fee of an additional 1.00% per annum, in addition to the interest accruing on the shelf notes, in the event the amount of capital required to be held in reserve by a holder of the shelf notes in respect of such shelf notes is greater than the amount which would be required to be held in reserve with respect to promissory notes rated investment grade by a nationally recognized rating agency. Any private shelf note issued during the issuance period may have a maturity of up to 12 years, provided that the average life for each private shelf note issued is no more than 10 years after the original issuance date. Prepayments of the shelf notes will be subject to payment of yield maintenance amounts to the holders of the shelf notes.

The Shelf Agreement contains representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and merge or consolidate with another entity. Further, the Shelf Agreement contains a covenant requiring us to maintain an indebtedness to EBITDA ratio for the second and third quarters of 2009 of not greater than 4.00 to 1 and 5.50 to 1, respectively, and thereafter as of the end of each quarter of not greater than 3.50 to 1. The Shelf Agreement also contains a covenant requiring us to maintain an EBITDA to interest expense ratio for the third quarter of 2009 to not less than 3.25 to 1, and thereafter of no less than 3.50 to 1. The Shelf Agreement contains a cap on permitted acquisitions of $2.0 million for the 2009 fiscal year and other limitations on the permitted acquisitions amount based on our leverage ratio in fiscal years after 2009. Finally, the Shelf Agreement prohibits us from conducting share repurchases during the 2009 fiscal year and limits the payment of dividends or repurchases of stock in fiscal years after 2009 to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments.

As of September 30, 2009, there was no balance outstanding on this facility and therefore no requirement to be in compliance with the financial covenants under this facility. However, the financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of September 30, 2009. Should notes be issued under the Shelf Agreement, such notes will be pari passu with outstanding debt under the Credit Facility.

Contractual Obligations

There have been no material changes with respect to contractual obligations as disclosed in our 2008 Annual Report on Form 10-K.

Newly Issued Accounting Guidance

Compensation – Retirement Benefits

In December 2008, the FASB issued new guidance that requires an employer to make certain disclosures about plan assets of a defined benefit pension or other postretirement plan. The requirements are effective for fiscal years beginning after December 15, 2009. The new guidance pertains only to the disclosures and does not affect the accounting for defined benefit pensions or other postretirement plans; therefore, we do not anticipate that the adoption of the new guidance will have an impact on our Consolidated Financial Statements.

Fair Value Measurements and Disclosures

In August 2009, the FASB issued new guidance that provides clarification in certain circumstances in which a quoted price in an active market for the identical liability is not available; a company is required to measure fair value using an alternative valuation technique. The new guidance is effective for interim and annual periods beginning after August 27, 2009. We do not anticipate that the adoption of the new guidance will have an impact on our Consolidated Financial Statements.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued new guidance that sets forth the requirement that must be met for an entity to recognize revenue for the sale of a delivered item that is part of a multiple-element arrangement when other elements have not yet been delivered. The new guidance is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact the adoption of the new guidance will have on our Consolidated Financial Statements.

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

Fluctuations in worldwide demand and other factors affect the price for lead, steel and related products. We do not maintain an inventory of raw or fabricated steel or batteries in excess of near-term production requirements. As a result, fluctuations in the price of lead or steel can significantly impact the cost of our lead- and steel-based raw materials and component parts.

We mitigate the risk of raw material or other product component cost increases through product pricing, negotiations with our vendors and cost reduction actions. The success of these efforts will depend upon our ability to maintain our selling prices in a competitive market and our ability to achieve cost savings. During 2008, our raw materials and other purchased component costs were unfavorably impacted by commodity prices although we were able to mitigate these higher costs with pricing actions and cost reduction actions. During the first nine months of 2009, our raw material and other product component prices were favorably impacted by commodity prices. If the commodity prices increase or selling prices decrease, our results may be unfavorably impacted during the fourth quarter of 2009.

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

Because a substantial portion of our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of approximately $51.5 million and $67.0 million as of the periods ended September 30, 2009 and 2008, respectively. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of September 30, 2009, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our Foreign Currency Risk Management Policy prohibits us from entering into transactions for speculative purposes.

Other Matters – Management regularly reviews our business operations with the objective of improving financial performance and maximizing our return on investment. As a result of this ongoing process to improve financial performance, we may incur additional restructuring charges in the future which, if taken, could be material to our financial results.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended September 30, 2009 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

			Total Number of
			Shares Purchased
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	as Part of Publicly	Maximum Number of
For the Quarter Ended			Announced Plans	Shares that May Yet
September 30, 2009			or Programs	Be Purchased
July 1 - 31, 2009	-	$-	-	288,874
August 1 - 31, 2009	195	20.27	-	288,874
September 1 - 30, 2009	-	-	-	288,874
Total	195	$20.27	-	288,874

(1) Includes 195 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options or restricted stock under employee compensation plans.

Item 6.  Exhibits

Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration No. 333-160887 filed on July 30, 2009.
10.1	Private Shelf Agreement dated as of July 29, 2009	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2009.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	November 3, 2009	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	November 3, 2009	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)