Form 10-K
period 2009-12-31
TENNANT CO
filed 2010-03-01
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-16191

TENNANT COMPANY
(Exact name of registrant as specified in its charter)
Minnesota	41-0572550
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                             [✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer	✓
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009, was approximately $339,083,805.
As of February 24, 2010, there were 18,800,981 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2010 annual meeting of shareholders (the “2010 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2009
ANNUAL REPORT

Form 10–K

(Pursuant to Securities Exchange Act of 1934)

PART I
ITEM 1 – Business

General Development of Business

Tennant Company, a Minnesota corporation incorporated in 1909, is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer world. The Company’s floor maintenance and outdoor cleaning equipment, chemical-free cleaning technologies, specialty surface coatings and related products are used to clean and coat surfaces in factories, office buildings, parking lots and streets, airports, hospitals, schools, warehouses, shopping centers and more. Customers include building service contract cleaners to whom organizations outsource facilities maintenance, as well as end-user businesses, healthcare facilities, schools and local, state and federal governments who handle facilities maintenance themselves. We reach these customers through the industry’s largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

Industry Segments, Foreign and Domestic Operations and Export Sales

The Company has one reportable business segment. The Company sells its products domestically and internationally. Financial information on the Company’s geographic areas is provided in Note 18, Segment Reporting. Nearly all of the Company’s foreign investments in assets reside within The Netherlands, Australia, the United Kingdom, France, Germany, Canada, Austria, Japan, Spain, Brazil and China.

Principal Products, Markets and Distribution

The Company offers products and solutions mainly consisting of motorized cleaning equipment targeted at commercial and industrial markets; parts, consumables and service maintenance and repair; business solutions such as pay-for-use offerings, rental and leasing programs; and technologies such as chemical-free cleaning technologies that enhance the performance of Tennant cleaning equipment. Adjacent products include specialty surface coatings and floor preservation products. In 2009, the Company launched its S20, a compact sweeper, and extended the availability of its proprietary electrically converted water technology (“ec-water”), which cleans without chemicals, to five rider scrubber machines. In addition, the Company licensed this technology for use in a hand-held spray bottle for commercial and consumer cleaning applications. The Company’s products are sold through direct and distribution channels in various regions around the world. In North America, products are sold through a direct sales organization and independent distributors; in Australia, Japan and many countries principally in Western Europe, products are sold primarily through direct sales organizations; and in more than 80 other countries, Tennant relies on a broad network of independent distributors.

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

Seasonality

Although the Company’s business is not seasonal in the traditional sense, historically revenues and earnings have been more concentrated in the fourth quarter of each year reflecting the tendency of customers to increase capital spending during such quarter and the Company’s efforts to close orders and reduce order backlogs. In addition, the Company offers annual distributor rebates and sales commissions which tend to drive sales in the fourth quarter. Typical seasonality did not occur in the 2008 fourth quarter due to the deterioration of the worldwide economy and global credit crisis. Typical seasonality also did not occur during 2009. The Company’s focus and accomplishment during 2009 was to increase sales sequentially each quarter beginning with the increase from the 2009 first quarter to the 2009 second quarter.

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

Backlog

The Company processes orders within two weeks on average. Therefore, no significant backlogs existed at December 31, 2009 or December 31, 2008.

Competition

While there is no industry association or industry data, the Company believes, through its own market research, that it is a world-leading manufacturer of floor maintenance and cleaning equipment. Significant competitors exist in all key geographic regions. However, the key competitors vary by region. The Company competes primarily on the basis of offering a broad line of high-quality; innovative products supported by an extensive sales and service network in major markets.

Product Research and Development

The Company strives to be an industry leader in innovation and is committed to investing in research and development. The Company’s Global Innovation Center is dedicated to various activities including development of new products and technologies, improvements of existing product design or manufacturing processes and new product applications. In 2009, 2008 and 2007, the Company spent $23.0 million, $24.3 million and $23.9 million on research and development, respectively.

Environmental Protection

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employment

The Company employed 2,786 people in worldwide operations as of December 31, 2009.

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

We may encounter additional financial difficulties if the United States or other global economies continue to experience a significant long-term economic downturn, decreasing the demand for our products.

To the extent that the U.S. and other global economies experience a continued significant long-term economic downturn, our revenues could decline to the point that we may have to take additional cost saving measures to reduce our fixed costs to a level that is in line with a lower level of sales in order to stay in business long-term in a depressed economic environment. Our product sales are sensitive to declines in capital spending by our customers. Decreased demand for our products could result in decreased revenues, profitability and cash flows and may impair our ability to maintain our operations and fund our obligations to others.

We may not be able to effectively manage organizational changes which could negatively impact our operating results or financial condition.

We are continuing to integrate acquired companies into our business and adjust to reduced staffing levels as a result of our workforce reduction. This consolidation and reallocation of resources is part of our ongoing efforts to optimize our cost structure in the current economy. Our operating results may be negatively impacted if we are unable to manage these organizational changes either by failing to incorporate new employees from acquired businesses or failing to assimilate the work of the positions that are eliminated as part of our actions to reduce headcount. In addition, if we do not effectively manage the transition of our reduced headcount, we may not fully realize the anticipated savings of these actions or they may negatively impact our ability to serve our customers or meet our strategic objectives.

We may not be able to effectively optimize the allocation of Company resources to our strategic objectives, which could adversely affect our operating results.

The decline in the global economy has constrained resources that are available to allocate among strategic business objectives. If we are not able to appropriately prioritize our objectives, we risk allocating our resources to projects that do not accomplish our strategic objectives most effectively, which could result in increased costs and could adversely impact our operating results.

We are subject to competitive risks associated with developing innovative products and technologies, which generally cost more than our competitors’ products.

Our products are sold in competitive markets throughout the world. Competition is based on product features and design, brand recognition, reliability, durability, technology, breadth of product offerings, price, customer relationships, and after-sale service. Although we believe that the performance and price characteristics of our products will provide competitive solutions for our customers’ needs, because of our dedication to innovation and continued investments in research and development, our products generally cost more than our competitor’s products. We believe that customers will pay for the innovation and quality in our products; however, in the current economic environment, it may be difficult for us to compete with lower cost products offered by our competitors and there can be no assurance that our customers will continue to choose our products over products offered by our competitors. If our products, markets and services are not competitive, we may experience a decline in sales, pricing, and market share, which adversely impacts revenues, margin, and the success of our operations.

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

We may encounter difficulties as we invest in changes to our processes and computer systems that are foundational to our ability to maintain and manage our systems data.

We rely on our computer systems to effectively manage our business, serve our customers and report financial data. Our current systems are adequate for our current business operations; however, we are in the process of standardizing our processes and the way we utilize our computer systems with the objective that we will improve our ability to effectively maintain and manage our systems data so that as our business grows, our processes will be able to more efficiently handle this growth. There are inherent risks in changing processes and systems data and if we are not successful in our attempts to improve our data and system processes, we may experience higher costs or an interruption in our business which could adversely impact our ability to serve our customers and our operating results.

We may be unable to conduct business if we experience a significant business interruption in our computer systems, manufacturing plants or distribution facilities for a significant period of time.

We rely on our computer systems, manufacturing plants and distribution facilities to efficiently operate our business. If we experience an interruption in the functionality in any of these items for a significant period of time, we may not have adequate business continuity planning contingencies in place to allow us to continue our normal business operations on a long-term basis. Significant long-term interruption in our business could cause a decline in sales, an increase in expenses and could adversely impact our operating results.

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

We are subject to a number of regulatory and legal risks associated with doing business in the United States and international markets.

Our business and our products are subject to a wide range of international, federal, state and local laws, rules and regulations, including, but not limited to, data privacy laws, anti-trust regulations, employment laws, product labeling and regulatory requirements, and the Foreign Corrupt Practices Act and similar anti-bribery regulations. Many of these requirements are challenging to comply with as there are frequent changes and many inconsistencies across the various jurisdictions. Any violation of these laws or regulations could lead to significant fines and/or penalties could limit our ability to conduct business in those jurisdictions and could cause us to incur additional operating and compliance costs.

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

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 – Properties

The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities are located in the states of Minnesota, Michigan, Kentucky and in Uden, The Netherlands; the United Kingdom; São Paulo, Brazil; and Shanghai, China. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, China, Asia, Australia and Latin America. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs. Further information regarding the Company’s property and lease commitments is included in the Contractual Obligations section of Item 7 and in Note 13, Commitments and Contingencies.

ITEM 3 – Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

STOCK MARKET INFORMATION – Tennant common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of January 29, 2010, there were approximately 500 shareholders of record and 4,400 beneficial shareholders. The common stock price was $23.93 per share on January 29, 2010.

STOCK SPLIT – On April 26, 2006, the Board of Directors declared a two-for-one common stock split effective July 26, 2006. As a result of the stock split, shareholders of record received one additional common share for every share held at the close of business on July 12, 2006. All share and per share data has been retroactively adjusted to reflect the stock split.

QUARTERLY PRICE RANGE – The accompanying chart shows the quarterly price range of the Company’s shares over the past two years:

	First	Second	Third	Fourth
2009	$7.76-16.41	$9.89-21.26	$15.79-30.79	$26.16-31.92
2008	$31.88-45.41	$30.07-41.00	$24.90-40.48	$15.33-33.26

DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 65 consecutive years. Tennant’s annual cash dividend payout increased for the 38th consecutive year to $0.53 per share in 2009, an increase of $0.01 per share over 2008. Dividends generally are declared each quarter. The Company announced a quarterly cash dividend of $0.14 per share payable March 15, 2010, to shareholders of record on February 26, 2010. Following are the anticipated remaining record dates for 2010: June 15, 2010, September 15, 2010 and December 15, 2010.

DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.

TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:

Wells Fargo Bank, N.A.
Shareowner Services
P.O. Box 64854
South St. Paul, MN 55164-0854
(800) 468-9716

SHARE REPURCHASES – On May 3, 2007, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs. In order to preserve cash, we had temporarily suspended these repurchases effective September 2008. Our March 4, 2009 amendment to our Credit Agreement prohibited us from conducting share repurchases during the 2009 fiscal year and limits the payment of dividends and repurchases of stock in fiscal years after 2009 to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments.

For the Quarter Ended December 31, 2009	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2009	33	$ 29.03	-	288,874
November 1–30, 2009	-	-	-	288,874
December 1–31, 2009	988	26.82	-	288,874
Total	1,021	$ 26.89	-	288,874

(1) Includes 1,021 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

COMPARATIVE STOCK PERFORMANCE – The following graph compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return over the same period on the Overall Stock Market Performance Index (Morningstar Index) and the Industry Index (Hemscott Group Index 62 – Industrial Goods, Manufacturing).

This assumes an investment of $100 in the Company’s common stock, the Morningstar Index and the Hemscott Group Index on December 31, 2004, with reinvestment of all dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TENNANT COMPANY
MORNINGSTAR INDEX AND HEMSCOTT GROUP INDEX

	2004	2005	2006	2007	2008	2009
Tennant Company	100.00	134.05	152.19	235.51	83.28	146.00
Morningstar Index	100.00	106.52	123.24	130.53	82.19	105.58
Hemscott Manufacturing Index	100.00	110.13	132.56	174.13	94.15	143.81

ITEM 6 – Selected Financial Data
(In thousands, except shares and per share data)

Years Ended December 31	2009		2008		2007		2006	2005
Year End Financial Results
Net Sales	$595,875		701,405		664,218		598,981	552,908
Cost of Sales	$349,767		415,155		385,234		347,402	318,044
Gross Margin – %	41.3		40.8		42.0		42.0	42.5
Research and Development Expense	$22,978		24,296		23,869		21,939	19,351
% of Net Sales	3.9		3.5		3.6		3.7	3.5
Selling and Administrative Expense	$245,623	(1)	243,385	(2)	200,270	(3)	189,676	180,676
% of Net Sales	41.2		34.7		30.2		31.7	32.7
(Loss) Profit from Operations	$(22,493	) (1)	18,569	(2)	54,845	(3)	39,964	34,837
% of Net Sales	(3.8)		2.6		8.3		6.7	6.3
Total Other (Expense) Income, Net	$(1,827)		(994)		2,867	(3)	3,338	157
Income Tax Expense	$1,921	(1)	6,951	(2)	17,845	(3)	13,493	12,058
% of (Loss) Profit Before Income Taxes	7.9		39.6		30.9		31.2	34.5
Net (Loss) Earnings	$(26,241	) (1)	10,624	(2)	39,867	(3)	29,809	22,936
% of Net Sales	(4.4)		1.5		6.0		5.0	4.2
Return on beginning Shareholders’ Equity – %	(12.5)		4.2		17.4		15.4	13.2
Per Share Data
Basic (Loss) Earnings	$(1.42	) (1)	0.58	(2)	2.14	(3)	1.61	1.27
Diluted (Loss) Earnings	$(1.42	) (1)	0.57	(2)	2.08	(3)	1.57	1.26
Cash Dividends	$0.53		0.52		0.48		0.46	0.44
Shareholders’ Equity (ending)	$9.83		11.48		13.65		12.25	10.50
Year-End Financial Position
Cash and Cash Equivalents	$18,062		29,285		33,092		31,021	41,287
Total Current Assets	$215,912		250,419		240,724		235,404	211,601
Property, Plant and Equipment, Net	$97,217		103,730		96,551		82,835	72,588
Total Assets	$377,726		456,604		382,070		354,250	311,472
Total Current Liabilities	$116,152		107,159		96,673		94,804	88,965
Total Long-Term Liabilities	$77,295		139,541		32,966		29,782	29,405
Shareholders’ Equity	$184,279		209,904		252,431		229,664	193,102
Current Ratio	1.9		2.3		2.5		2.5	2.4
Debt:
Current	$4,019		3,946		2,127		1,812	2,232
Long-Term	$30,192		91,393		2,470		1,907	1,608
Debt-to-Capital ratio	15.7		31.2		1.8		1.6	1.9
Cash Flows
Net Cash Provided by Operating Activities	$75,185		37,394		39,640		40,319	44,237
Net Cash Used for Investing Activities	$(13,334)		(101,827)		(10,357)		(45,959)	(11,781)
Net Cash (Used for) Provided by Financing Activities	$(74,068)		62,075		(26,679)		(4,876)	(8,111)
Other Data
Interest Income	$393		1,042		1,854		2,698	1,691
Interest Expense	$2,830		3,944		898		737	564
Depreciation and Amortization	$22,803		22,959		18,054		14,321	13,039
Purchases of Property, Plant and Equipment	$11,483		20,790		28,720		23,872	20,880
Proceeds from disposals of Property, Plant and Equipment	$311		808		7,254		632	3,049
Number of employees at year-end	2,786		3,002		2,774		2,653	2,496
Diluted Weighted Average Shares Outstanding	18,507,772		18,581,840		19,146,025		18,989,248	18,209,888
Closing share price at year-end	$26.19		15.40		44.29		29.00	26.00
Common stock price range during year	$7.76-31.92		15.33-45.41		27.84-49.32		21.71–29.88	17.39-26.23
Closing Price/Earnings ratio	(18.4)		27.0		21.3		18.5	20.6

The results of operations from our 2009 and 2008 acquisitions have been included in the Consolidated Financial Statements, as well as the Selected Financial Data presented above, since each of their respective dates of acquisition. Refer to additional information in Note 4, Acquisitions and Divestitures.

(1) 2009 includes a goodwill impairment charge of $43,363 pretax ($42,289 aftertax or $2.29 per diluted share), a benefit from a revision during the first quarter of 2009 to the 2008 workforce reduction charge of $1,328 pretax ($1,249 aftertax or $0.07 per diluted share) and a net tax benefit, primarily from a United Kingdom business reorganization of $1,864 aftertax (or $0.10 per diluted share). (2) 2008 includes a workforce reduction charge and associated expenses of $14,551 pretax ($12,003 aftertax or $0.65 per diluted share), increase in Allowance for Doubtful Accounts of $3,361 pretax ($3,038 aftertax or $0.16 per diluted share), write-off of technology investments of $1,842 pretax ($1,246 aftertax or $0.07 per diluted share), and a gain on sale of Centurion assets of $229 pretax ($143 aftertax or $0.01 per diluted share). (3) 2007 includes a restructuring charge and associated expenses of $2,507 pretax ($1,656 aftertax or $0.09 per diluted share), a one-time tax benefit relating to a reduction in valuation reserves, net of the impact of tax rate changes in foreign jurisdictions on deferred taxes of $3,644 aftertax (or $0.19 per diluted share) and a gain on the sale of the Maple Grove, Minnesota facility of $5,972 pretax ($3,720 aftertax or $0.19 per diluted share).

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer world. We provide floor maintenance and outdoor cleaning equipment, chemical-free cleaning technologies, specialty surface coatings and related products that are used to clean and coat surfaces in factories, office buildings, parking lots and streets, airports, hospitals, schools, warehouses, shopping centers and more. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are primarily located in North America, Europe, the Middle East, Africa, Asia-Pacific and Latin America. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions.

Net Loss for 2009 was $26.2 million, or $1.42 loss per diluted share, compared to Net Earnings of $10.6 million, or $0.57 per diluted share for 2008. Net Loss was impacted by a non-cash pretax goodwill impairment charge of $43.4 million, or $2.29 loss per diluted share, taken during the first quarter of 2009 as well as a significant year over year decline in Net Sales due to ongoing unfavorable global economic conditions. Net Sales totaled $595.9 million, down 15.0% from 2008 driven primarily by a decline in equipment unit sales volume. Gross Margins increased 50 basis points to 41.3%. Benefits from commodity price deflation, cost reductions, flexible production management and workforce reductions more than offset the impact of lower sales and the unfavorable impact of lower production volume through our manufacturing facilities. Selling and Administrative Expense (“S&A Expense”) decreased 80 basis points as a percentage of Net Sales to 33.9% compared to 34.7% in 2008 due to benefits from our workforce reduction program, reductions in volume-related expenses, and delays in discretionary spending to align expenses with the lower level of sales.

Tennant continues to invest in innovative product development, with 3.9% of Net Sales spent on Research and Development in 2009. We launched one new product in 2009 in addition to the continued global rollout of our electrically converted water technology (“ec-water”) on five of our rider scrubbers. Sales of new products introduced in the past three years generated approximately 41% of our equipment sales during 2009, exceeding our long-term goal of 30%.

In addition, Net Loss was also impacted by a benefit from net favorable discrete tax items, which contributed $0.03 per diluted share, and a tax benefit from a United Kingdom business reorganization which contributed $0.10 per diluted share.

We ended 2009 with a Debt-to-Capital ratio of 15.7%, $18.1 million in Cash and Cash Equivalents and Shareholders’ Equity of $184.3 million. During 2009 we generated operating cash flows of $75.2 million. Total debt was $34.2 million as of December 31, 2009, a significant decrease from $95.3 million at the same time last year.

Historical Results

The following table compares the historical results of operations for the years ended December 31, 2009, 2008 and 2007 in dollars and as a percentage of Net Sales (in thousands, except per share amounts):

	2009	%	2008	%	2007	%
Net Sales	$595,875	100.0	$701,405	100.0	$664,218	100.0
Cost of Sales	349,767	58.7	415,155	59.2	385,234	58.0
Gross Profit	246,108	41.3	286,250	40.8	278,984	42.0
Operating Expense:
Research and Development Expense	22,978	3.9	24,296	3.5	23,869	3.6
Selling and Administrative Expense	202,260	33.9	243,614	34.7	206,242	31.1
Goodwill Impairment Charge	43,363	7.3	-	-	-	-
Gain on Divestiture of Assets	-	-	(229)	-	-	-
Gain on Sale of Facility	-	-	-	-	(5,972)	(0.9)
Total Operating Expenses	268,601	45.1	267,681	38.2	224,139	33.7
(Loss) Profit from Operations	(22,493)	(3.8)	18,569	2.6	54,845	8.3
Other Income (Expense):
Interest Income	393	0.1	1,042	0.1	1,854	0.3
Interest Expense	(2,830)	(0.5)	(3,944)	(0.6)	(898)	(0.1)
Net Foreign Currency Transaction (Losses) Gains	(412)	(0.1)	1,368	0.2	39	-
ESOP Income	990	0.2	2,219	0.3	2,568	0.4
Other Income (Expense), Net	32	-	(1,679)	(0.2)	(696)	(0.1)
Total Other (Expense) Income, Net	(1,827)	(0.3)	(994)	(0.1)	2,867	0.4
(Loss) Profit Before Income Taxes	(24,320)	(4.1)	17,575	2.5	57,712	8.7
Income Tax Expense	1,921	0.3	6,951	1.0	17,845	2.7
Net (Loss) Earnings	$(26,241)	(4.4)	$10,624	1.5	$39,867	6.0
Net (Loss) Earnings per Share	$(1.42)		$0.57		$2.08

Consolidated Financial Results

Net Loss for 2009 was $26.2 million, or $1.42 loss per diluted share, compared to Net Earnings of $10.6 million, or $0.57 per diluted share for 2008. Net Loss was impacted by:

▪	A decline in Net Sales of 15.0%, primarily due to a decrease in equipment unit sales volume experienced during 2009.

▪
A 50 basis point increase in Gross Margins to 41.3% due to benefits from commodity price deflation, cost reductions, flexible production management and workforce reductions which more than offset the decline in equipment unit sales volume.

▪
A decrease in S&A Expense as a percentage of Net Sales of 80 basis points due to benefits from our workforce reduction program, reductions in volume-related expenses and delays in discretionary spending.

▪	Non-cash pretax goodwill impairment charge of $43.4 million during the first quarter of 2009.

▪	A benefit from net favorable discrete tax items contributed $0.03 per diluted share and a tax benefit from a United Kingdom business reorganization contributed $0.10 per diluted share.

In 2008, Net Earnings declined 73.4% to $10.6 million or $0.57 per diluted share as compared to 2007. Net Earnings were impacted by:

▪	Growth in Net Sales of 5.6% to $701.4 million, driven by 2008 acquisitions and increases in Other International.

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

▪	The inclusion of a $2.7 million net foreign currency gain from settlement of forward contracts related to a British pound denominated loan.

▪	A net benefit from discrete tax items, primarily related to U.S. federal tax settlements, added $0.07 per diluted share.

▪	A dilutive impact to Net Earnings related to our 2008 acquisitions of $2.8 million.

For 2009, we used operating profit and cash flows from operations as key indicators of financial performance and the primary metrics for performance-based incentives. Other key drivers we focus on to measure how effectively we utilize net assets in the business include “Accounts Receivable Days Sales Outstanding” (DSO), “Days Inventory on Hand” (DIOH) and capital expenditures. These key drivers are discussed in greater depth throughout Management’s Discussion and Analysis.

Net Sales

In 2009, consolidated Net Sales were $595.9 million, a decrease of 15.0% as compared to 2008. Consolidated Net Sales were $701.4 million in 2008, an increase of 5.6% over 2007.

The components of the consolidated Net Sales change for 2009 as compared to 2008 and 2008 compared to 2007 were as follows:

	% Change	% Change
Growth Elements	from 2008	from 2007
Organic (Decline) Growth:
Volume	(14%)	(5%)
Price	1%	4%
Organic Decline	(13%)	(1%)
Foreign Currency	(3%)	2%
Acquisitions	1%	5%
Total	(15%)	6%

The 15.0% decrease in consolidated Net Sales for 2009 from 2008 was primarily driven by:

▪
An organic decline of 13%, which includes a decline in base business equipment sales volume experienced in almost all geographic regions, slightly offset by the net benefit from higher year-over-year selling prices.

▪	An unfavorable direct foreign currency exchange impact of 3%.

The 5.6% increase in consolidated Net Sales for 2008 from 2007 was primarily driven by:

▪
An increase of 5% in sales volume due to our March 28, 2008 acquisition of Sociedade Alfa Ltda. (“Alfa”), our February 29, 2008 acquisition of Applied Sweepers, Ltd. (“Applied Sweepers”) and our February 1, 2007 acquisition of Floorep Limited (“Floorep”).

▪	A favorable direct foreign currency exchange impact of 2%.

▪	An organic decline of 1%, which includes a decline in base business volume, primarily within North America, partially offset by the net benefit from price increases implemented during the year.

The following table sets forth annual Net Sales by geography and the related percent change from the prior year (in thousands, except percentages):

	2009	%	2008	%	2007	%
North America	$345,766	(14.0)	$402,174	(3.7)	$417,757	6.8
Europe, Middle East and Africa	177,829	(18.3)	217,594	18.8	183,188	17.6
Other International	72,280	(11.5)	81,637	29.0	63,273	21.8
Total	$595,875	(15.0)	$701,405	5.6	664,218	10.9

North America – In 2009, North America Net Sales declined 14.0% to $345.8 million compared with $402.2 million in 2008. The primary driver of the decrease in Net Sales is attributable to a decline in equipment unit volume, during the first three quarters of 2009, somewhat offset by benefits from slightly higher selling prices. There was no impact from foreign currency translation during 2009.

In 2008, North America Net Sales declined 3.7% to $402.2 million compared with $417.8 million in 2007. The primary driver of the decrease in Net Sales is attributable to a decline in equipment unit volume, with the most significant declines occurring in the fourth quarter as a result of the credit crisis and its impact on an already sluggish U.S. economy. Partially offsetting these declines were benefits from pricing actions taken during the year and a net favorable impact from foreign currency translation. Our acquisition of Applied Sweepers contributed approximately 1% to North America’s 2008 Net Sales.

Europe, Middle East and Africa – Europe, Middle East and Africa (“EMEA”) Net Sales in 2009 decreased 18.3% to $177.8 million compared to 2008 Net Sales of $217.6 million. Unfavorable direct foreign currency exchange effects decreased EMEA Net Sales by approximately 7% in 2009. Our Applied Sweepers acquisition contributed approximately 1% to EMEA Net Sales in 2009. EMEA’s organic sales decline of approximately 12% was primarily due to lower equipment unit volume in most regions due to weak economic conditions somewhat offset by higher equipment unit volume in the UK and Italy and slightly higher selling prices.

EMEA Net Sales in 2008 increased 18.8% to $217.6 million compared to 2007 Net Sales of $183.2 million. Favorable direct foreign currency exchange effects increased EMEA Net Sales by approximately 6% in 2008. Our Applied Sweepers acquisition contributed approximately 14% to EMEA’s 2008 Net Sales. EMEA’s organic sales were essentially flat in 2008 when compared to 2007. Pricing increases and volume growth in emerging markets were offset by lower sales of equipment in the mature markets within Europe. The majority of the equipment unit volume decline occurred in the fourth quarter following the global credit crisis and a significant slowdown in these economies.

Other International – Our Other International markets are comprised of the following key geographic regions: China and other Asia Pacific markets, Japan, Australia and Latin America. Other International Net Sales in 2009 decreased 11.5% to $72.3 million over 2008 Net Sales of $81.6 million. Our Alfa acquisition contributed approximately 2% to Other International Net Sales in 2009, while unfavorable direct foreign currency exchange effects decreased Net Sales by approximately 1% in 2009. Other International’s organic sales decline of approximately 12% was primarily due to lower equipment unit volume in Latin America due to weak economic conditions somewhat offset by higher equipment unit volume in Australia and China.

Other International Net Sales in 2008 increased 29.0% to $81.6 million over 2007 Net Sales of $63.3 million. Growth in Net Sales was driven in part by organic growth, resulting from expanded market coverage in Brazil and China as well as a net benefit from pricing actions taken during the year. Our acquisitions contributed approximately 12% to Other International’s 2008 Net Sales. Price increases also contributed to the 2008 growth in Net Sales. Favorable direct foreign currency exchange effects increased Net Sales in Other International markets by approximately 3% in 2008.

Gross Profit

Gross Margin was 41.3% in 2009, an increase of 50 basis points as compared to 2008. Gross Margin was unfavorably impacted by the decline in equipment unit volume as compared to the prior year; however, this was more than offset by commodity price deflation, cost reductions, flexible production management and savings from workforce reductions.

Gross Margin was 40.8% in 2008, down 120 basis points as compared to 2007. Although benefits from pricing actions and cost reduction initiatives were able to essentially offset higher raw material and purchased component costs during 2008, the inability to leverage the fixed manufacturing costs in our plants, due to the significant decline in unit volume experienced in the fourth quarter, drove a decline in margins year over year. Gross Margin was also impacted by an unfavorable sales mix and by the inclusion of $1.2 million in expense from the flow-through of fair market value inventory step-up from our acquisitions of Applied Sweepers and Alfa.

Operating Expenses

Research and Development Expense – Research and Development Expense (“R&D Expense”) decreased $1.3 million, or 5.4%, in 2009 compared to 2008 and increased 40 basis points to 3.9% as a percentage of Net Sales. Despite lower sales levels in 2009 investments continued to be made in key research and development projects and technologies.

R&D Expense increased $0.4 million, or 1.8%, in 2008 compared to 2007 and decreased 10 basis points to 3.5% as a percentage of Net Sales.

Selling and Administrative Expense – S&A Expense decreased by $41.4 million, or 17.0%, in 2009 compared to 2008. As a percentage of Net Sales, 2009 S&A Expense decreased 80 basis points to 33.9%. S&A Expense benefited from decreased headcount in 2009 due to the fourth quarter 2008 workforce reduction, decreased selling costs associated with a lower level of sales and delays in discretionary spending, partially offset by higher incentives as compared to the prior period due to strong operating profit results and cash flows from operations. Favorable foreign currency exchange was approximately $3.4 million in 2009.

S&A Expense increased by $37.4 million, or 18.1%, in 2008 compared to 2007. The inclusion of expense from our 2008 acquisitions of Applied Sweepers, Alfa and Shanghai ShenTan Mechanical and Electrical Equipment Co. Ltd. (“Shanghai ShenTan”) added $10.7 million to S&A Expense during 2008. S&A Expense included a $14.6 million workforce reduction charge as discussed in Note 3 to the Consolidated Financial Statements. S&A Expense was also impacted by a significant increase in bad debt expense of $3.4 million resulting from increased Accounts Receivable reserves due to the global credit crisis and a write-off of $1.8 million related to technology investments that will be replaced by new solutions. Unfavorable foreign currency exchange was approximately $4.5 million in 2008.

Goodwill Impairment Charge – During the first quarter of 2009, we recorded a non-cash pretax goodwill impairment charge of $43.4 million related to our EMEA reporting unit. All but $3.8 million of this charge is not tax deductible.

Gain on Divestiture of Assets – We sold assets related to our Centurion line of sweepers during the second quarter of 2008 for a pretax gain of $0.2 million.

Gain on Sale of Facility – We completed the sale of our Maple Grove, Minnesota facility during the fourth quarter of 2007 for a net pretax gain of $6.0 million.

Total Other Income (Expense), Net

Interest Income – Interest Income was $0.4 million in 2009, a decrease of $0.6 million from 2008. The decrease reflects the impact of a lower level of cash on hand during 2009 as compared to 2008 as well as a slightly lower interest rate.

Interest Income was $1.0 million in 2008, a decrease of $0.8 million from 2007. The decrease between 2008 and 2007 reflects the impact of a decline in interest rates between periods on lower average cash levels.

Interest Expense – Interest Expense was $2.8 million in 2009 as compared to $3.9 million in 2008. This decline is primarily due to significant repayments of debt during 2009 as compared to 2008.

Interest Expense was $3.9 million in 2008 as we became a net debtor during the first quarter of 2008 borrowing against our revolving credit facility, primarily to fund the two acquisitions that closed during the first quarter of 2008.

Net Foreign Currency Transaction Gains (Losses) – Net Foreign Currency Transaction Gains decreased $1.8 million between 2009 and 2008 from a $1.4 million net gain in 2008 to a $0.4 million net loss during 2009. Included in the 2008 net gain of $1.4 million was a $2.7 million net foreign currency gain from the settlement of forward contracts related to a British pound denominated loan, partially offset by a $0.9 million unfavorable movement in the foreign currency exchange rates related to a deal contingent non-speculative forward contract. There were no individually significant transactions in the 2009 activity, resulting in a net unfavorable impact from other foreign currency fluctuations between years.

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

ESOP Income – ESOP Income decreased $1.2 million between 2009 and 2008 due to a lower average stock price. We benefit from ESOP Income when the shares held by Tennant’s ESOP Plan are utilized and the basis of those shares is lower than the current average stock price. This benefit is offset in periods when the number of shares needed exceeds the number of shares available from the ESOP as the shortfall must be issued at the current market rate, which is generally higher than the basis of the ESOP shares. We issued additional shares throughout 2009 as we experienced a lower average stock price during 2009 as compared to 2008. On December 31, 2009, the ESOP loan matured and was repaid to us, completing the twenty year term for this plan.

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

Other Income (Expense), Net – The $1.7 million decrease in Other Expense, Net between 2009 and 2008 was primarily due to a decrease in discretionary contributions to Tennant’s charitable foundation.

Other Expense, Net increased $1.0 million between 2008 and 2007. The increase in Other Expense, Net was primarily due to an increase in discretionary contributions to Tennant’s charitable foundation.

Income Taxes

Our effective income tax rate was 7.9%, 39.6% and 30.9% in 2009, 2008 and 2007, respectively. The 2009 tax expense includes only a $1.1 million tax benefit associated with the $43.4 million impairment of Goodwill recorded in the first quarter, materially impacting the overall rate. Excluding the $1.1 million tax benefit associated with the first quarter goodwill impairment, the 2009 effective tax rate would have been 15.7%. The 2009 tax expense also includes a $2.3 million tax benefit associated with a United Kingdom business reorganization in the fourth quarter, also materially impacting the overall rate. Excluding the tax benefit associated with the first quarter goodwill impairment and the fourth quarter United Kingdom business reorganization, the 2009 effective tax rate would have been 27.8%. The decrease in the 2009 effective tax rate excluding these items was substantially related to changes in our operating profit by taxing jurisdiction.

During 2008, we had a negative impact due to a correction of an immaterial error related to reserves for uncertain tax positions covering tax years 2004 to 2006. The change in the 2008 rate as compared to 2007 was also negatively impacted due to the 2007 favorable one-time discrete item related to the reversal of a German valuation allowance, as noted below.

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

Liquidity and Capital Resources

Liquidity – Cash and Cash Equivalents totaled $18.1 million at December 31, 2009, as compared to $29.3 million of Cash and Cash Equivalents as of December 31, 2008. Cash and Cash Equivalents held by our foreign subsidiaries totaled $10.1 million as of December 31, 2009 as compared to $14.6 million of Cash and Cash Equivalents held by our foreign subsidiaries as of December 31, 2008. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 1.9 and 2.3 as of December 31, 2009 and 2008, based on working capital of $99.8 million and $143.3 million, respectively.

Our Debt-to-Capital ratio was 15.7% as of December 31, 2009, compared with 31.2% as of December 31, 2008. Our capital structure was comprised of $34.2 million of Long-Term Debt and $184.3 million of Shareholders’ Equity as of December 31, 2009.

On July 29, 2009, we filed a shelf registration statement with the SEC to facilitate any future issuances of debt securities, preferred stock, depository shares and common stock up to $175.0 million. This shelf registration statement was declared effective by the SEC on December 15, 2009.

On July 29, 2009, we entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto. The Shelf Agreement provides us and our subsidiaries access to uncommitted, senior secured, debt capital with a maximum aggregate principal amount of $80.0 million. There was no balance outstanding under this credit facility as of December 31, 2009.

Cash Flow Summary – Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	2009	2008	2007
Operating Activities	$75,185	$37,394	$39,640
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(11,172)	(19,982)	(21,466)
Acquisitions of Businesses, Net of Cash Acquired	(2,162)	(81,845)	(3,141)
Change in Short-Term Investments	-	-	14,250
Financing Activities	(74,068)	62,075	(26,679)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	994	(1,449)	(533)
Net Increase (Decrease) in Cash and Cash Equivalents	$(11,223)	$(3,807)	$2,071

Operating Activities – Cash provided by operating activities was $75.2 million in 2009, $37.4 million in 2008 and $39.6 million in 2007. In 2009, cash provided by operating activities was driven by strong working capital management, offset somewhat by a decrease in Employee Compensation and Benefits and Other Accrued Expenses due in part to the cash payments in 2009 for the workforce reduction, which were accrued in 2008. Cash flow provided by operating activities was $37.8 million higher in 2009 compared to 2008. This increase was primarily driven by a reduction in Inventories and an increase in Income Taxes Payable and Accounts Payable, offset by a decrease in Employee Compensation and Benefits and Other Accrued Expenses.

In 2008, cash provided by operating activities was driven by Net Earnings, as well as increases in Employee Compensation and Benefits and Other Accrued Expenses and Accounts Receivable, partially offset by a decrease in Income Taxes Payable/Prepaid.

As discussed previously, two metrics used by management to evaluate how effectively we utilize our net assets are “Accounts Receivable Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. The metrics are calculated on a rolling three month basis in order to more readily reflect changing trends in the business. These metrics for the quarters ended December 31 were as follows (in days):

	2009	2008	2007
DSO	67	77	61
DIOH	87	101	83

DSO decreased 10 days in 2009 compared to 2008 primarily due to our proactive management of risk in this area by increasing focus on credit reviews and credit limits and more aggressively pursuing collection of past due balance in light of the more difficult economic environment.

DIOH decreased 14 days in 2009 compared to 2008 primarily due to lower levels of inventory as a result of inventory reduction initiatives.

Investing Activities – Net cash used for investing activities was $13.3 million in 2009, $101.8 million in 2008 and $10.4 million in 2007. The primary use of cash in investing activities during 2009 was net capital expenditures, which totaled $11.2 million.

Net capital expenditures were $11.2 million during 2009 compared to $20.0 million in 2008. Net capital expenditures were $21.5 million in 2007. Capital expenditures in 2009 included technology upgrades, tooling related to new product development and investments in our Minnesota facilities to complete the Global Innovation Center to support new product innovation efforts. Net capital expenditures in 2008 included upgrades to our information technology systems and related infrastructures and investments in tooling in support of new products, as well as investment in our corporate facilities to create a Global Innovation Center for research and development. Net capital expenditures in 2007 included continued investments in our footprint consolidation initiative, new product tooling and capital spending related to our global expansion initiatives.

On February 27, 2009, we acquired certain assets of Applied Cleansing Solutions Pty Ltd ("Applied Cleansing"), a long-term importer and distributor for Green Machines™ products in Australia and New Zealand, in a business combination for an initial purchase price of $0.4 million in cash. This acquisition provides us with the opportunity to accelerate our growth in the city cleaning business within the Asia Pacific region. The purchase agreement also provides for additional contingent consideration to be paid for each of the four quarters following the acquisition date if certain future revenue targets are met. We recorded additional contingent consideration of approximately $0.2 million, which represented our best estimate of these probable quarterly payments. As of December 31, 2009, we have paid additional consideration of $0.2 million for the first three quarters following the date of acquisition. The acquisition of Applied Cleansing is accounted for as a business combination and the results of operations have been included in the Consolidated Financial Statements since the date of acquisition. The purchase price allocation is preliminary and will be adjusted retroactively based upon the final determination of fair value of assets acquired and liabilities assumed.

On December 1, 2008, we entered into an asset purchase agreement with Hewlett Equipment (“Hewlett”) for a purchase price of $0.6 million in cash. The purchase of Hewlett’s existing rental fleet of industrial equipment will accelerate Tennant’s strategy to grow its direct sales and service business in the Brisbane, Australia area. Hewlett will continue as a distributor and service agent of Tennant’s commercial equipment.

On August 15, 2008, we acquired Shanghai ShenTan Mechanical and Electrical Equipment Co. Ltd. (“Shanghai ShenTan”) for a purchase price including transaction costs of $0.6 million in cash. The purchase agreement provides for additional contingent consideration to be paid in each of the three one-year periods following the acquisition date if certain future revenue targets are met and if other future events occur. Amounts paid under this earn-out will be considered additional purchase price. The potential earn-out is denominated in foreign currency which approximates $0.6 million in the aggregate and is calculated based on 1) growth in revenues and 2) visits to specified customer locations during each of the three one-year periods following the acquisition date. During 2009, we recorded $0.1 million for the earn-out related to the first one-year period following the acquisition.

On March 28, 2008, we acquired Alfa for an initial purchase price including transaction costs of $12.3 million in cash and $1.4 million in debt assumed. Alfa manufactures the Alfa brand of commercial cleaning machines, is based in São Paulo, Brazil, and is recognized as the market leader in the Brazilian cleaning equipment industry. The purchase agreement with Alfa also provides for additional contingent consideration up to approximately $6.8 million to be paid if certain revenue targets are met based on growth in revenues during the 2009 calendar year. Amounts paid under this earn-out will be considered additional purchase price. During the first quarter of 2009, we paid the maximum earn-out amount of $1.2 million related to the interim period calculation based on growth in 2008 revenues. As of December 31, 2009, we do not anticipate that there will be any additional earn-out payments.

On February 29, 2008, we acquired Applied Sweepers, a privately-held company based in Falkirk, Scotland, for a purchase price of $68.9 million in cash. Applied Sweepers is the manufacturer of Green Machines™ and is recognized as the leading manufacturer of sub-compact outdoor sweeping machines in the United Kingdom. Applied Sweepers also has locations in the United States, France and Germany and sells through a broad distribution network around the world.

In February 2007, we acquired Floorep, a distributor of cleaning equipment based in Scotland, for a purchase price of $3.6 million in cash. The results of Floorep’s operations have been included in the Consolidated Financial Statements since February 2, 2007, the date of acquisition.

Financing Activities – Net cash used for financing activities was $74.1 million in 2009. Net cash provided by financing activities was $62.1 million in 2008. Net cash used for financing activities was $26.7 million in 2007. In 2009, payments of Long-Term Debt used $67.2 million and dividend payments used $9.9 million. In 2008, issuance of Long-Term Debt for our 2008 acquisitions provided $87.5 million and significant uses of cash included $14.3 million in repurchases of Common Stock related to our share repurchase program and $9.6 million of dividends paid. Our annual cash dividend payout increased for the 38th consecutive year to $0.53 per share in 2009, an increase of $0.01 per share over 2008.

Proceeds from the issuance of Common Stock generated $0.9 million in 2009, $1.9 million in 2008 and $8.7 million in 2007. Proceeds are due to employees’ stock option exercises which have declined over the past two years as our average stock price has declined.

On May 3, 2007, the Board of Directors authorized the repurchase of 1,000,000 shares of our Common Stock. At December 31, 2009, there remained approximately 288,874 shares authorized for repurchase.

There were no shares repurchased during 2009 and 450,100 and 735,900 shares were repurchased during the years ended 2008 and 2007, respectively, at average repurchase prices of $31.62 and $39.34, respectively. Beginning in September 2008, repurchases were temporarily suspended in order to conserve cash and on March 4, 2009, our amendment to our Credit Agreement prohibited us from conducting share repurchases during 2009 and also limited the payment of dividends and repurchases of stock in future years to amounts ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments.

Indebtedness – As of December 31, 2009, we had committed lines of credit totaling approximately $134.3 million and uncommitted lines of credit totaling $80.0 million. There was $25.0 million in outstanding borrowings under our JPMorgan facility and no borrowings under any other facilities as of December 31, 2009. In addition, we had stand alone letters of credit of approximately $2.1 million outstanding and bank guarantees in the amount of approximately $1.0 million. Commitment fees on unused lines of credit for the year ended December 31, 2009 were $0.5 million.

Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in the Shelf Agreement with Prudential, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2009, our indebtedness to EBITDA ratio was 0.88 to 1 and our EBITDA to interest expense ratio was 14.94 to 1.

JPMorgan Chase Bank, National Association

On June 19, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent, Bank of America, N.A., as syndication agent, BMO Capital Markets Financing, Inc. and U.S. Bank National Association, as Co-Documentation Agents and the Lenders from time to time party thereto. The Credit Agreement provides us and certain of our foreign subsidiaries access to a $125.0 million revolving credit facility until June 19, 2012. Borrowings may be denominated in U.S. dollars or certain other currencies. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity. Further, the Credit Agreement initially contains a covenant requiring us to maintain an indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1.

On February 21, 2008, we amended the Credit Agreement to increase the sublimit on foreign currency borrowings from $75.0 million to $125.0 million and to increase the sublimit on borrowings by the foreign subsidiaries from $50.0 million to $100.0 million.

On March 4, 2009, we entered into a second amendment to the Credit Agreement. This amendment principally provided: (i) an exclusion from our EBITDA calculation for all non-cash losses and charges, up to $15.0 million cash restructuring charges during the 2008 fiscal year and up to $3.0 million cash restructuring charges during the 2009 fiscal year, (ii) an amendment of the indebtedness to EBITDA financial ratio required for the second and third quarters of 2009 to not greater than 4.00 to 1 and 5.50 to 1, respectively, (iii) an amendment to the EBITDA to interest expense financial ratio for the third quarter of 2009 to not less than 3.25 to 1, and (iv) the ability for us to incur up to an additional $80.0 million of indebtedness pari passu with the lenders under the Credit Agreement. The revolving credit facility available under the Credit Agreement remains at $125.0 million, but the amendment reduced the expansion feature under the Credit Agreement from $100.0 million to $50.0 million. The amendment put a cap on permitted new acquisitions of $2.0 million for the 2009 fiscal year and the amount of permitted new acquisitions in fiscal years after 2009 will be limited according to our then current leverage ratio. The amendment prohibited us from conducting share repurchases during the 2009 fiscal year and limits the payment of dividends and repurchases of stock in fiscal years after 2009 to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments. Finally, if we obtain additional indebtedness as permitted under the amendment, to the extent that any revolving loans under the credit agreement are then outstanding we are required to prepay the revolving loans in an amount equal to 100% of the proceeds from the additional indebtedness. Additionally, proceeds over $25.0 million and under $35.0 million will reduce the revolver commitment on a 50% dollar for dollar basis and proceeds over $35.0 million will reduce the revolver commitment on a 100% dollar for dollar basis.

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

We were in compliance with all covenants under the Credit Agreement as of December 31, 2009. There was $25.0 million in outstanding borrowings under this facility at December 31, 2009, with a weighted average interest rate of 2.44%.

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

As of December 31, 2009, there was no balance outstanding on this facility and therefore no requirement to be in compliance with the financial covenants under this facility. However, the financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of December 31, 2009. Should notes be issued under the Shelf Agreement, such notes will be pari passu with outstanding debt under the Credit Facility.

ABN AMRO Bank N.V.

We have a revolving credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) of 5.0 million Euros, or approximately $7.2 million, for general working capital purposes. Borrowings under this facility incur interest generally at a rate of 1.25% over the ABN AMRO base rate as calculated daily on the cleared account balance. This facility may also be used for short-term loans up to 3.0 million Euros, or approximately $4.3 million. The terms and conditions of these loans would be incorporated in a separate short-term loan agreement at the time of the transaction. As of December 31, 2009, bank guarantees of $1.0 million reduced the amount available on this credit facility to $6.2 million.

Bank of America, National Association

On August 17, 2009, we renewed our revolving credit facility with Bank of America, National Association, Shanghai Branch. This agreement will expire on August 28, 2010 and is denominated in renminbi (“RMB”) in the amount of 13,400 RMB, or approximately $2.0 million, and is available for general corporate purposes, including working capital needs of our China location. As part of the March 4, 2009 amendment to the Credit Agreement with JPMorgan Chase Bank, this facility with Bank of America was secured with the same assets as noted above under the JPMorgan Chase section. The interest rate on borrowed funds is equal to the People’s Bank of China’s base rate. This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued. There was no balance outstanding on this facility at December 31, 2009.

Bank of Scotland

On March 31, 2009, we cancelled our committed credit facility with the Bank of Scotland.

Unibanco Bank

During the third quarter of 2009 our revolving credit facility with Unibanco Bank in Brazil expired.

Contractual Obligations – Our contractual cash obligations and commitments as of December 31, 2009, are summarized by period due in the following table (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt (1)	$25,174	$73	$25,071	$30	$-
Interest payments on long-term debt (1)	1,595	618	977	-	-
Collateralized borrowings(2)	1,342	823	519	-	-
Capital leases	7,688	3,477	4,163	48	-
Interest payments on capital leases	570	299	269	2	-
Residual value guarantees(3)	891	625	264	2	-
Retirement benefit plans(4)	1,198	1,198	-	-	-
Deferred compensation arrangements(5)	6,815	1,146	1,248	888	3,533
Other long-term employee benefits(6)	-	-	-	-	-
Unrecognized tax benefits (7)	-	-	-	-	-
Operating leases (8)	21,139	8,450	9,291	2,142	1,256
Purchase obligations (9)	39,410	38,207	1,203	-	-
Total contractual obligations	$105,824	$54,907	$42,655	$3,471	$4,791

(1) Long-term debt represents bank borrowings and borrowings through our Credit Agreement. Our Credit Agreement does not have specified repayment terms; therefore, repayment is due upon expiration of the agreement on June 19, 2012. Interest payments on our Credit Agreement were calculated using the December 31, 2009 LIBOR rate based on the assumption that the principal would be repaid in full upon the expiration of the agreement.

(2) Collateralized borrowings represent deferred sales proceeds on certain leasing transactions with third-party leasing companies. These transactions are accounted for as borrowings in accordance with GAAP. We would be expected to fund these obligations only as a result of a default in lease payments by the purchaser.

(3) Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $9.2 million, of which we have guaranteed $7.3 million. As of December 31, 2009, we have recorded a liability for the estimated end-of-term loss related to this residual value guarantee of $0.9 million for certain vehicles within our fleet.

(4) Our retirement benefit plans, as described in Note 11 to the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Our plan obligations totaled $24.5 million as of December 31, 2009. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our $1.2 million of 2009 expected contributions in the contractual obligations table.

(5) The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $6.8 million as of December 31, 2009. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant distribution elections.

(6) Other long-term employee benefit arrangements are comprised of long-term incentive compensation arrangements with certain key management, foreign defined contribution plans and other long-term arrangements totaling $1.8 million. We cannot predict the timing or amount of our future payments associated with these arrangements; as a result, these obligations are not included in the table above.

(7) Approximately $7.8 million of unrecognized tax benefits have been recorded as liabilities in accordance with the Financial Accounting Standards Board (“FASB”) guidance on accounting for uncertainty in income taxes, and we are uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.

(8) Operating lease commitments consist primarily of office and warehouse facilities, vehicles and office equipment as discussed in Note 13 to the Consolidated Financial Statements.

(9) Unconditional purchase obligations include purchase orders entered into in the ordinary course of business and contractual purchase commitments. During 2008, we amended our 2003 purchase commitment with a third-party manufacturer to extend the terms of the agreement to remain in effect until the remaining commitment has been satisfied. The remaining commitment under this agreement totaled $0.1 million as of December 31, 2009. On November 9, 2009 we entered into a purchase agreement with a third-party manufacturer. Under this agreement we have a minimum purchase obligation of $1.6 million through 2012. The remaining commitment under this agreement as of December 31, 2009 was $1.6 million. These purchase commitments have been included in the contractual obligations table along with purchase orders entered into in the ordinary course of business.

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

Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Bad debt write-offs as a percentage of Net Sales were approximately 0.7% in 2009, 0.0% in 2008 and 0.1% in 2007. As of December 31, 2009, we had $4.0 million reserved against our Accounts Receivable for doubtful accounts.

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

We also record a reserve for inventory shrinkage. Our inventory shrinkage reserve represents anticipated physical inventory losses that are recorded and adjusted as a part of our cycle counting and physical inventory procedures. The reserve amount is based on historical loss trends, historical physical and cycle-count adjustments as well as inventory levels. Changes in the reserve result from the completed cycle counts and physical Inventories. As of December 31, 2009, we had $4.0 million reserved against Inventories.

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

Goodwill impairment testing is a two-step process. The first step is used as an indicator to identify if there is potential goodwill impairment. If the first step indicates there may be an impairment, the second step is performed which measures the amount of the goodwill impairment, if any. We perform our goodwill impairment test as of year end and use our judgment to develop assumptions for the discounted cash flow model that we use. Management assumptions include forecasting revenues and margins, estimating capital expenditures, depreciation, amortization and discount rates.

If our goodwill impairment testing resulted in one or more of our reporting units’ carrying amount exceeding its fair value, we would write down our reporting units’ carrying amount to its fair value and would record an impairment charge in our results of operations in the period such determination is made. Subsequent reversal of goodwill impairment charges is not permitted. During the first quarter of 2009, we recorded a goodwill impairment loss of $43.4 million. Each of our reporting units were tested for impairment as of December 31, 2009 and based upon our analysis, the estimated fair values of our reporting units substantially exceeded their carrying amounts and therefore we have not recorded any further impairment loss as of December 31, 2009. We had Goodwill of $20.2 million as of December 31, 2009.

Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to net sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty expense as a percentage of Net Sales was 1.4% in 2009, 1.2% in 2008 and 1.2% in 2007. As of December 31, 2009, we had $6.0 million reserved for future estimated warranty costs.

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

Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our Consolidated Statements of Earnings. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2009, a valuation allowance of $9.1 million was recorded against foreign tax loss carryforwards.

Cautionary Factors Relevant to Forward-Looking Information

Certain statements contained in this document as well as other written and oral statements made by us from time to time are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets we serve. Particular risks and uncertainties presently facing us include:

•	Geopolitical and economic uncertainty throughout the world.
•	Ability to effectively manage organizational changes.
•	Ability to optimize the allocation of resources to our strategic objectives.
•	Competition in our business.
•	Ability to acquire, retain and protect proprietary intellectual property rights.

•	Ability to maintain and manage our computer systems and data.
•	Occurrence of a significant business interruption.
•	Unforeseen product liability claims or product quality issues.
•	Fluctuations in the cost or availability of raw materials and purchased components.
•	Ability to comply with laws and regulations.
•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.

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

During 2009, our raw materials and other purchased component costs were favorably impacted by commodity prices. We continue to focus on mitigating the risk of continued future raw material or other product component cost increases through product pricing, negotiations with our vendors and cost reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices increase, our results may be unfavorably impacted in 2010.

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

Because a substantial portion of our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of approximately $51 million and $63 million at the end of 2009 and 2008, respectively. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of December 31, 2009, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.

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

ITEM 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tennant Company:

We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Tennant Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tennant Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Tennant Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Minneapolis, MN
February 26, 2010

Consolidated Statements of Operations
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

Years ended December 31	2009	2008	2007
Net Sales	$595,875	$701,405	$664,218
Cost of Sales	349,767	415,155	385,234
Gross Profit	246,108	286,250	278,984
Operating Expense:
Research and Development Expense	22,978	24,296	23,869
Selling and Administrative Expense	202,260	243,614	206,242
Goodwill Impairment Charge	43,363	-	-
Gain on Divestiture of Assets	-	(229)	-
Gain on Sale of Facility	-	-	(5,972)
Total Operating Expenses	268,601	267,681	224,139
(Loss) Profit from Operations	(22,493)	18,569	54,845
Other Income (Expense):
Interest Income	393	1,042	1,854
Interest Expense	(2,830)	(3,944)	(898)
Net Foreign Currency Transaction (Losses) Gains	(412)	1,368	39
ESOP Income	990	2,219	2,568
Other Income (Expense), Net	32	(1,679)	(696)
Total Other (Expense) Income, Net	(1,827)	(994)	2,867
(Loss) Profit Before Income Taxes	(24,320)	17,575	57,712
Income Tax Expense	1,921	6,951	17,845
Net (Loss) Earnings	$(26,241)	$10,624	$39,867

Net (Loss) Earnings per Share
Basic	$(1.42)	$0.58	$2.14
Diluted	$(1.42)	$0.57	$2.08

Weighted Average Shares Outstanding:
Basic	18,507,772	18,303,137	18,640,882
Diluted	18,507,772	18,581,840	19,146,025

Cash Dividends Declared per Common Share	$0.53	$0.52	$0.48

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

December 31	2009	2008
Assets
CURRENT ASSETS
Cash and Cash Equivalents	$18,062	$29,285
Receivables:
Trade, less Allowances for Doubtful Accounts and Returns ($5,077 in 2009 and $7,319 in 2008)	117,146	120,331
Other	4,057	3,481
Net Receivables	121,203	123,812
Inventories	56,646	66,828
Prepaid Expenses	10,295	18,131
Deferred Income Taxes, Current Portion	9,362	12,048
Other Current Assets	344	315
Total Current Assets	215,912	250,419
Property, Plant and Equipment	287,915	278,812
Accumulated Depreciation	(190,698)	(175,082)
Property, Plant and Equipment, Net	97,217	103,730
Deferred Income Taxes, Long-Term Portion	7,911	6,388
Goodwill	20,181	62,095
Intangible Assets, Net	29,243	28,741
Other Assets	7,262	5,231
Total Assets	$377,726	$456,604
Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Current Debt	$4,019	$3,946
Accounts Payable	42,658	26,536
Employee Compensation and Benefits	28,092	23,334
Income Taxes Payable	3,982	3,154
Other Current Liabilities	37,401	50,189
Total Current Liabilities	116,152	107,159
LONG-TERM LIABILITIES
Long-Term Debt	30,192	91,393
Employee-Related Benefits	31,848	29,059
Deferred Income Taxes, Long-Term Portion	7,417	11,671
Other Liabilities	7,838	7,418
Total Long-Term Liabilities	77,295	139,541
Total Liabilities	193,447	246,700
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Preferred Stock of $0.02 par value per share, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value per share, 60,000,000 shares authorized; 18,750,828 and 18,284,746 issued and outstanding, respectively	7,032	6,857
Additional Paid-In Capital	7,772	6,649
Retained Earnings	192,584	223,692
Accumulated Other Comprehensive Loss	(23,109)	(26,391)
Receivable from ESOP	-	(903)
Total Shareholders’ Equity	184,279	209,904
Total Liabilities and Shareholders’ Equity	$377,726	$456,604

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES

(In thousands)

Years ended December 31	2009	2008	2007
OPERATING ACTIVITIES
Net (Loss) Earnings	$(26,241)	$10,624	$39,867
Adjustments to Net (Loss) Earnings to arrive at operating cash flow:
Depreciation	19,632	20,360	16,901
Amortization	3,171	2,599	1,153
Deferred Tax Benefit	(1,433)	(3,525)	(1,510)
Goodwill Impairment Charge	43,363	-	-
Stock-Based Compensation (Benefit) Expense	1,809	(1,227)	3,140
ESOP Income (Expense)	426	(498)	(659)
Tax Benefit on ESOP	6	29	46
Provision for Doubtful Accounts and Returns	1,253	4,007	1,690
Gain on Sale of Facility	-	-	(5,972)
Other, Net	(77)	1,344	585
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	1,889	5,574	(11,258)
Inventories	10,476	(2,258)	(82)
Accounts Payable	18,679	(8,620)	(2,337)
Employee Compensation and Benefits and Other Accrued Expenses	(3,061)	16,302	(1,849)
Income Taxes Payable/Prepaid	4,320	(11,247)	2,056
Other Assets and Liabilities	973	3,930	(2,131)
Net Cash Provided by Operating Activities	75,185	37,394	39,640
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(11,483)	(20,790)	(28,720)
Proceeds from Disposals of Property, Plant and Equipment	311	808	7,254
Acquisition of Businesses, Net of Cash Acquired	(2,162)	(81,845)	(3,141)
Purchases of Short-Term Investments	-	-	(7,925)
Sales of Short-Term Investments	-	-	22,175
Net Cash Used for Investing Activities	(13,334)	(101,827)	(10,357)
FINANCING ACTIVITIES
Change in Short-Term Borrowings, Net	3	(1,039)	205
Payments of Long-Term Debt	(67,212)	(4,969)	(2,505)
Issuance of Long-Term Debt	82	87,500	-
Purchases of Common Stock	-	(14,349)	(28,951)
Proceeds from Issuances of Common Stock	914	1,872	8,734
Tax Benefit on Stock Plans	114	892	3,255
Dividends Paid	(9,861)	(9,551)	(8,979)
Principal Payment from ESOP	1,892	1,719	1,562
Net Cash (Used for) Provided by Financing Activities	(74,068)	62,075	(26,679)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	994	(1,449)	(533)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,223)	(3,807)	2,071
Cash and Cash Equivalents at Beginning of Year	29,285	33,092	31,021
CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,062	$29,285	$33,092
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Year for:
Income Taxes	$(4,319)	$15,329	$14,543
Interest	$2,779	$3,615	$479
Supplemental Non-Cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$5,784	$4,823	$2,441
Collateralized Borrowings Incurred for Operating Lease Equipment	$1,342	$1,758	$696

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income  (Loss)
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Receivable from ESOP	Total Shareholders' Equity
Balance, December 31, 2006	18,753,648	$7,045	$14,223	$210,457	$647	$(2,708)	$229,664
Net Earnings	-	-	-	39,867	-	-	39,867
Foreign Currency Translation Adjustments	-	-	-	-	2,630	-	2,630
Pension Adjustments, net of tax of $(1,256)	-	-	-	-	2,230	-	2,230
Comprehensive Income							44,727

Issue Stock for Directors, Employee Benefit and Stock Plans	481,710	168	8,661	-	-	-	8,829
Share-Based Compensation	-	-	2,753	-	-	-	2,753
Dividends paid, $0.48 per Common Share	-	-	-	(8,979)	-	-	(8,979)
Tax Benefit on Stock Plans	-	-	3,255	-	-	-	3,255
Tax Benefit on ESOP	-	-	-	46	-	-	46
Adjustment Related to FIN 48 Adoption	-	-	-	184	-	-	184
Purchases of Common Stock	(735,900)	(276)	(28,675)	-	-	-	(28,951)
Principal Payments from ESOP	-	-	-	-	-	1,562	1,562
Shares Allocated	-	-	-	-	-	(659)	(659)
Reclassification	-	-	8,048	(8,048)	-	-	-
Balance, December 31, 2007	18,499,458	$6,937	$8,265	$233,527	$5,507	$(1,805)	$252,431
Net Earnings	-	-	-	10,624	-	-	10,624
Foreign Currency Translation Adjustments	-	-	-	-	(26,455)	-	(26,455)
Pension Adjustments, net of tax of $2,070	-	-	-	-	(5,443)	-	(5,443)
Comprehensive Loss							(21,274)

Issue Stock for Directors, Employee Benefit and Stock Plans	235,388	89	1,498	-	-	-	1,587
Share-Based Compensation	-	-	(763)	-	-	-	(763)
Dividends paid, $0.52 per Common Share	-	-	-	(9,551)	-	-	(9,551)
Tax Benefit on Stock Plans	-	-	892	-	-	-	892
Tax Benefit on ESOP	-	-	-	29	-	-	29
Purchases of Common Stock	(450,100)	(169)	(14,180)	-	-	-	(14,349)
Principal Payments from ESOP	-	-	-	-	-	1,719	1,719
Shares Allocated	-	-	-	-	-	(817)	(817)
Reclassification	-	-	10,937	(10,937)	-	-	-
Balance, December 31, 2008	18,284,746	$6,857	$6,649	$223,692	$(26,391)	$(903)	$209,904
Net Loss	-	-	-	(26,241)	-	-	(26,241)
Foreign Currency Translation Adjustments	-	-	-	-	5,104	-	5,104
Pension Adjustments, net of tax of $3,117	-	-	-	-	(1,822)	-	(1,822)
Comprehensive Loss							(22,959)

Issue Stock for Directors, Employee Benefit and Stock Plans	466,082	175	4,355	-	-	-	4,530
Share-Based Compensation	-	-	1,642	-	-	-	1,642
Dividends paid, $0.53 per Common Share	-	-	-	(9,861)	-	-	(9,861)
Tax Benefit on Stock Plans	-	-	114	-	-	-	114
Tax Benefit on ESOP	-	-	-	6	-	-	6
Principal Payments from ESOP	-	-	-	-	-	1,892	1,892
Shares Allocated	-	-	-	-	-	(989)	(989)
Reclassification	-	-	(4,988)	4,988		-	-
Balance, December 31, 2009	18,750,828	$7,032	$7,772	$192,584	$(23,109)	$-	$184,279

The Company had 60,000,000 authorized shares of Common Stock as of December 31, 2009, 2008 and 2007.

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

Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of Shareholders’ Equity. Foreign currency transaction gains or losses are included in Other Income (Expense), Net.

Use of Estimates – In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. A number of these factors include, among others, the continued recessionary economic conditions, tight credit markets, foreign currency, commodity cost volatility, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash and Cash Equivalents – We consider all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

Short-term Investments – Short-term investments with maturities of less than one year are classified and accounted for as available-for-sale and carried at fair value. Changes in fair value are reported as Accumulated Other Comprehensive Loss. There were no short-term investments at December 31, 2009 and 2008. There were no unrealized gains or losses during the years ended December 31, 2009 and 2008.

Receivables – Credit is granted to our customers in the normal course of business. Receivables are recorded at original carrying value less reserves for estimated uncollectible accounts and sales returns. To assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. An account is considered past-due or delinquent when it has not been paid within the contractual terms. Uncollectible accounts are written off against the reserves when it is deemed that a customer account is uncollectible.

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

Goodwill – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. We test Goodwill on an annual basis and when an event occurs or circumstances change that may reduce the fair value of one of our reporting units below its carrying amount. A Goodwill impairment occurs if the carrying amount of a reporting unit’s Goodwill exceeds its fair value. In assessing the recoverability of Goodwill, we use a discounted cash flow model to estimate the reporting unit’s fair value to compare to its carrying amount. Management uses judgment to develop assumptions for the discounted cash flow model including forecasting revenues and margins, estimating capital expenditures, depreciation, amortization and discount rates.

Intangible Assets – Intangible Assets consist of definite lived customer lists, service contracts, an acquired trade name, technology and an order book. Intangible Assets with a definite life are amortized on a straight-line basis.

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

Stock-based Compensation – We account for employee stock-based compensation using the fair value based method. Our stock-based compensation plans are more fully described in Note 15.

Research and Development – Research and development costs are expensed as incurred.

Advertising Costs – We advertise products, technologies, and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, email marketing, mailings, sponsorships, and telemarketing. Advertising costs are expensed as incurred. In 2009, 2008 and 2007 such activities amounted to $4,380, $6,440 and $4,929, respectively.

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

On January 1, 2007 we adopted the requirements of new accounting guidance which clarifies accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements. Guidance was also provided on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 14 for further information.

Sales Tax – Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis.

Earnings per Share – Basic earnings per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share assume conversion of potentially dilutive stock options and restricted share awards. Performance-based shares are included in the calculation of diluted earnings per share in the quarter in which the performance targets have been achieved.

Subsequent Events - Events that have occurred subsequent to December 31, 2009 have been evaluated.

Reclassifications - We have reclassified certain prior period amounts to conform to the proper current period presentation. For the period ended December 31, 2008, we decreased cash used for operating activities and increased cash used for investing activities by $152 to properly reflect the non-cash transfers between Inventory and Property, Plant and Equipment. These reclassifications are not material and had no effect on previously reported consolidated Net (Loss) Earnings or Shareholders' Equity.

2.	Newly Adopted Accounting Pronouncements

Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS No. 168”). FAS No. 168 reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The ASC has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”). FAS No. 168 was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the FAS No. 168 changed our references to U.S. GAAP but does not have an impact on our financial position or results of operations.

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

Compensation – Retirement Benefits

In December 2008, the FASB issued new guidance that requires an employer to make certain disclosures about plan assets of a defined benefit pension or other postretirement plan. The requirements are effective for fiscal years ending after December 15, 2009. The new guidance pertains only to the disclosures and does not affect the accounting for defined benefit pensions or

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

other postretirement plans. The additional disclosures required by this standard are included in Note 11.

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

Fair Value Measurements and Disclosures

In September 2006, the FASB issued guidance that establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued additional guidance which states that the earlier guidance does not address fair value measurements for purposes of lease classification or measurement. In February 2008, the FASB deferred the implementation for certain nonfinancial assets and liabilities. We adopted the required provisions as of January 1, 2008 and adopted the deferred provisions on January 1, 2009. The adoptions of these provisions did not have an impact on our financial position or results of operations. The additional disclosures required by this standard are included in Note 10.

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

Financial Instruments

In April 2009, the FASB issued guidance related to the disclosure of the fair value of financial instruments. The guidance requires publicly traded companies to disclose the fair value of financial instruments in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The provisions of the guidance are effective for interim periods ending after June 15, 2009. The adoption of the guidance did not have an impact on our financial position or results of operations. The additional disclosures required by this standard are included in Note 10.

Subsequent Events

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. We have adopted the guidance, which is effective for interim and annual periods ending after June 15, 2009. The adoption of the new guidance did not have an impact on our financial position or results of operations. The additional disclosures required by this standard are included in Note 1.

3.	Management Actions

During the fourth quarter of 2008, we announced a workforce reduction program to reduce our worldwide employee base by approximately 8%, or about 240 people. A pretax charge of $14,551, including other associated costs of $290, was recognized in the fourth quarter of 2008 as a result of this program. The workforce reduction was accomplished primarily through the elimination of salaried positions across the organization. The pretax charge consisted primarily of severance and outplacement services and was included within Selling and Administrative Expense in the 2008 Consolidated Statement of Operations.

The components of the 2008 restructuring action were as follows:
Severance, Early Retirement and Related Costs
2008 workforce reduction action	$14,261
Cash payments	(355)
Foreign currency adjustments	5
December 31, 2008 balance	$13,911
2009 utilization:
Cash payments	(11,206)
Foreign currency adjustments	(56)
Change in estimate	(2,003)
December 31, 2009 balance	$646

The change in estimate was primarily the result of an adjustment during the first quarter of 2009 due to lower than anticipated severance costs in Europe both on an employee settlement basis and also the opportunity to eliminate open positions due to employee turnover thereby avoiding some severance payments. Additional adjustments during the second, third and fourth quarters of 2009 were due to small fluctuations between estimated and actual payments made to date, as well as the reversal of certain outplacement services not utilized by these employees.

4.	Acquisitions and Divestitures

Acquisitions

On February 27, 2009, we acquired certain assets of Applied Cleansing Solutions Pty Ltd ("Applied Cleansing"), a long-term importer and distributor for Green Machines™ products in Australia and New Zealand, in a business combination for an initial purchase price of $379 in cash. This acquisition provides us with the opportunity to accelerate our growth in the city cleaning business within the Asia Pacific region. The purchase agreement also provides for additional contingent consideration to be paid for each of the four quarters following the acquisition date if certain future revenue targets are met. We recorded additional contingent consideration of approximately $207, which represented our best estimate of these probable quarterly payments. As of December 31, 2009, we have paid additional consideration of $152 for the first three quarters following the date of acquisition. The acquisition of Applied Cleansing is accounted for as a business combination and the results of operations have been included in the Consolidated Financial Statements since the date of acquisition. The purchase price allocation is preliminary and will be adjusted retroactively based upon the final determination of fair value of assets acquired and liabilities assumed.

On December 1, 2008, we entered into an asset purchase agreement with Hewlett Equipment (“Hewlett”) for a purchase price of $625 in cash. The assets purchased consist of industrial equipment. The purchase of Hewlett’s existing

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

rental fleet of industrial equipment will accelerate Tennant’s strategy to grow its direct sales and service business in the Brisbane, Australia area. Hewlett will continue as a distributor and service agent of Tennant’s commercial equipment.

On August 15, 2008, we acquired Shanghai ShenTan Mechanical and Electrical Equipment Co. Ltd. (“Shanghai ShenTan”) for a purchase price including transaction costs of $598 in cash. The purchase agreement provides for additional contingent consideration to be paid in each of the three one-year periods following the acquisition date if certain future revenue targets are met and if other future events occur. Amounts paid under this earn-out will be considered additional purchase price. The potential earn-out is denominated in foreign currency which approximates $600 in the aggregate and is calculated based on 1) growth in revenues and 2) visits to specified customer locations during each of the three one-year periods following the acquisition date. During 2009, we recorded $100 for the earn-out related to the first one-year period following the acquisition.

On March 28, 2008, we acquired Sociedade Alfa Ltda. (“Alfa”) for an initial purchase price including transaction costs of $12,252 in cash and $1,445 in debt assumed. Alfa manufactures the Alfa brand of commercial cleaning machines, is based in São Paulo, Brazil, and is recognized as the market leader in the Brazilian cleaning equipment industry. The purchase agreement with Alfa also provides for additional contingent consideration up to approximately $6,800 to be paid if certain revenue targets are met based on growth in revenues during the 2009 calendar year. Amounts paid under this earn-out will be considered additional purchase price. During the first quarter of 2009, we paid the maximum earn-out amount of $1,167 related to the interim period calculation based on growth in 2008 revenues.

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

The following unaudited Pro Forma Consolidated Financial Results of Operations for the periods ended December 31, 2009 and 2008 are presented as if the Applied Sweepers and Alfa acquisitions had been completed at the beginning of each period presented. Hewlett was not a business combination and therefore was not included, and Shanghai ShenTan and Applied Cleansing have been excluded from the unaudited Pro Forma Consolidated Condensed Financial Results of Operations for the period ended December 31, 2009 as these entities were distributors of Tennant or Applied Sweepers products prior to their respective acquisition dates and therefore have no impact to Pro Forma Net Sales and an insignificant impact to Pro Forma Net (Loss) Earnings and Pro Forma (Loss) Earnings per Share.

	2009	2008
Pro Forma Net Sales	$595,875	$708,231
Pro Forma Net (Loss) Earnings	(26,241)	10,685

Pro Forma (Loss) Earnings per Share:
Basic	(1.42)	0.58
Diluted	(1.42)	0.58

Weighted Average Shares Outstanding:
Basic	18,507,772	18,303,137
Diluted	18,507,772	18,581,840

These unaudited Pro Forma Condensed Consolidated Financial Results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt and amortization of Intangible Assets. The adjustments do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The unaudited pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1 of each period presented or of future results of the consolidated entities.

Divestitures

On June 20, 2008, we completed the sale of certain assets related to our Centurion product to Wayne Sweepers LLC (“Wayne Sweepers”) and agreed not to compete with this specific type of product in North America for a period of two years from the date of sale. In exchange for these assets, we received $100 in cash and financed the remaining purchase price of $525 to Wayne Sweepers, with an effective interest rate of 7.00%, over a period of three and a half years and began receiving equal quarterly payments of approximately $38 in the fourth quarter of 2008. As a result of this divestiture, we recorded a pretax gain of $229 in Profit from Operations in our 2008 Consolidated Statement of Earnings and a reduction primarily to Property, Plant and Equipment. We will also receive approximately an additional $900 in royalty payments on the first approximately 250 units manufactured and sold by Wayne Sweepers. These royalty payments will be received and recognized quarterly as the units are sold.

5.	Inventories

The composition of Inventories at December 31, were as follows:

	2009	2008
Inventories carried at LIFO:
Finished goods	$36,528	$52,289
Raw materials, production parts and work-in-process	16,210	17,468
LIFO reserve	(28,873)	(32,481)
Total LIFO inventories	23,865	37,276

Inventories carried at FIFO:
Finished goods	17,063	17,200
Raw materials, production parts and work-in-process	15,718	12,352
Total FIFO inventories	32,781	29,552
Total Inventories	$56,646	$66,828

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

During 2009, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by $3,608 below the amount that would have resulted from replacing the liquidated inventory at end of year prices.

6.	Property, Plant and Equipment

Property, Plant and Equipment and related Accumulated Depreciation, including equipment under capital leases, at December 31, consisted of the following:
	2009	2008
Land	$4,430	$4,416
Buildings and improvements	49,572	47,179
Machinery and equipment	229,845	221,814
Work in progress	4,068	5,403
Total Property, Plant and Equipment	287,915	278,812
Less: Accumulated Depreciation	(190,698)	(175,082)
Net Property, Plant and Equipment	$97,217	$103,730

7.	Goodwill and Intangible Assets

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

Upon performing the first step test for the interim impairment analysis, the estimated fair values of the North America, Asia Pacific, and Latin America reporting units exceeded their carrying amounts. However, we determined that the fair value of the EMEA reporting unit was below its carrying amount, indicating a potential goodwill impairment existed. Having determined that the goodwill of the EMEA reporting unit was potentially impaired, we performed Step 2 of the goodwill impairment analysis which involved calculating the implied fair value of its goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual value to the carrying amount of goodwill. As of March 31, 2009, as a result of our interim impairment tests, we recorded an impairment loss related to our EMEA reporting unit, which totaled $43,363, representing 100% of the goodwill for this reporting unit. There was no impairment of our other intangible assets.

The income tax benefit associated with the 2009 first quarter goodwill impairment was $1,074 which relates to the tax deductible portion of the goodwill impairment.

Each of our reporting units were tested for impairment as of December 31, 2009 and based upon our analysis, the estimated fair values of our reporting units substantially exceeded their carrying amounts and therefore we have not recorded any further impairment loss as of December 31, 2009. We had Goodwill of $20,181 as of December 31, 2009.

The changes in the carrying amount of Goodwill as of December 31, are as follows:
		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2008	$62,095	$-	$62,095
Additions	909	-	909
Impairment losses	-	(43,363)	(43,363)
Foreign currency fluctuations	5,702	(5,162)	540
Balance as of December 31, 2009	$68,706	$(48,525)	$20,181

Balance as of December 31, 2007	$29,053	$-	$29,053
Additions	43,877	-	43,877
Impairment losses	-	-	-
Foreign currency fluctuations	(10,835)	-	(10,835)
Balance as of December 31, 2008	$62,095	$-	$62,095

The balances of acquired Intangible Assets, excluding Goodwill, as of December 31, are as follows:

	Customer
	Lists, Service
	Contracts and	Trade
	Order Book	Name	Technology	Total
Balance as of December 31, 2009
Original cost	$27,018	$4,999	$3,684	$35,701
Accumulated amortization	(4,911)	(594)	(953)	(6,458)
Carrying amount	$22,107	$4,405	$2,731	$29,243
Weighted-average original life (in years)	14	14	11

Balance as of December 31, 2008
Original cost	$23,520	$4,927	$3,770	$32,217
Accumulated amortization	(2,184)	(474)	(818)	(3,476)
Carrying amount	$21,336	$4,453	$2,952	$28,741
Weighted-average original life (in years)	14	14	12

The additions to Goodwill and Intangible Assets during 2009 were based on the preliminary purchase price allocations of Applied Cleansing as described in Note 4, plus adjustments related to our acquisitions of Applied Sweepers, Alfa and Shanghai ShenTan. The Shanghai ShenTan Intangible Asset consisted of a customer list and is amortized over a useful life of 8 years.

The additions to Goodwill and Intangible Assets during 2008 were based on the preliminary purchase price allocations of Applied Sweepers, Alfa and Shanghai ShenTan, plus adjustments to Goodwill related to the Floorep acquisition in February 2007. The Applied Sweepers Intangible Assets consisted of customer lists and service contracts, a trade name and technology with weighted average amortization periods of 15 years, 14 years and 11 years, respectively. The Alfa Intangible Asset consisted of a customer list and is amortized over a useful life of 9 years. The total weighted average amortization period for acquired Intangible Assets during the period is 14 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

Amortization expense on Intangible Assets was $3,120, $2,543 and $821 for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated aggregate amortization expense based on the current carrying amount of amortizable Intangible Assets for each of the five succeeding years is as follows:

2010	$3,158
2011	3,156
2012	2,622
2013	2,496
2014	2,345
Thereafter	15,466
Total	$29,243

8.	Debt

Short-term borrowings and Long-Term Debt as of December 31:

	2009	2008
Short-term borrowings:
Bank borrowings	$7	$-
Long-Term Debt:
Bank borrowings	174	63
Credit facility borrowings	25,000	87,500
Collateralized borrowings	1,342	1,758
Capital lease obligations	7,688	6,018
Total Long-Term Debt	34,204	95,339
Less: current portion	4,012	3,946
Long-term portion	$30,192	$91,393

As of December 31, 2009, we had committed lines of credit totaling approximately $134,336 and uncommitted lines of credit totaling $80,000. There was $25,000 in outstanding borrowings under our JPMorgan facility and no borrowings under any other facilities as of December 31, 2009. In addition, we had stand alone letters of credit of approximately $2,101 outstanding and bank guarantees in the amount of approximately $998. Commitment fees on unused lines of credit for the year ended December 31, 2009 were $512.

Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in our Shelf Agreement with Prudential described below, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2009, our indebtedness to EBITDA ratio was 0.88 to 1 and our EBITDA to interest expense ratio was 14.94 to 1.

Credit Facilities

JPMorgan Chase Bank, National Association

On June 19, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent, Bank of America, N.A., as syndication agent, BMO Capital Markets Financing, Inc. and U.S. Bank National Association, as Co-Documentation Agents and the Lenders from time to time party thereto. The Credit Agreement provides us and certain of our foreign subsidiaries access to a $125,000 revolving credit facility until June 19, 2012. Borrowings may be denominated in U.S. dollars or certain other currencies. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity. Further, the Credit Agreement initially contained a covenant requiring us to maintain an indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1.

On February 21, 2008, we amended the Credit Agreement to increase the sublimit on foreign currency borrowings from $75,000 to $125,000 and to increase the sublimit on borrowings by the foreign subsidiaries from $50,000 to $100,000.

On March 4, 2009, we entered into a second amendment to the Credit Agreement. This amendment principally provided: (i) an exclusion from our EBITDA calculation for all non-cash losses and charges, up to $15,000 cash restructuring charges during the 2008 fiscal year and up to $3,000 cash restructuring charges during the 2009 fiscal year, (ii) an amendment of the indebtedness to EBITDA financial ratio required for the second and third quarters of 2009 to not greater than 4.00 to 1 and 5.50 to 1, respectively, (iii) an amendment to the EBITDA to interest expense financial ratio for the third quarter of 2009 to not less than 3.25 to 1, and (iv) the ability for us to incur up to an additional $80,000 of indebtedness pari passu with the lenders under the Credit Agreement. The revolving credit facility available under the Credit Agreement remains at $125,000, but the amendment reduced the expansion feature under the Credit Agreement from $100,000 to $50,000. The amendment put a cap on permitted new acquisitions of $2,000 for the 2009 fiscal year and the amount of permitted new acquisitions in fiscal years after 2009 will be limited according to our then current leverage ratio. The amendment prohibited us from conducting share repurchases during the 2009 fiscal year and limits the payment of dividends and repurchases of stock in fiscal years after 2009 to an amount ranging from $12,000 to $40,000 based on our leverage ratio after giving effect to such payments. Finally, if we obtain additional indebtedness as permitted under the amendment, to the extent that any revolving loans under the credit agreement are then outstanding we are required to prepay the revolving loans in an amount equal to 100% of the proceeds from the additional indebtedness. Additionally, proceeds over $25,000 and under $35,000 will reduce the revolver commitment on a 50% dollar for dollar basis and proceeds over $35,000 will reduce the revolver commitment on a 100% dollar for dollar basis.

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

We were in compliance with all covenants under the Credit Agreement as of December 31, 2009. There was $25,000 in outstanding borrowings under this facility at December 31, 2009, with a weighted average interest rate of 2.44%.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

Prudential Investment Management, Inc.

On July 29, 2009, we entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto. The Shelf Agreement provides us and our subsidiaries access to uncommitted, senior secured, debt capital with a maximum aggregate principal amount of $80,000.

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

As of December 31, 2009, there was no balance outstanding under this credit facility and therefore no requirement to be in compliance with the financial covenants under this facility. However, the financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of December 31, 2009. Should notes be issued under the Shelf Agreement, such notes will be pari passu with outstanding debt under the Credit Facility.

ABN AMRO Bank N.V.

We have a revolving credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) of 5,000 Euros, or approximately $7,158, for general working capital purposes. Borrowings under the Facility incur interest generally at a rate of 1.25% over the ABN AMRO base rate as calculated daily on the cleared account balance. This facility may also be used for short-term loans up to 3,000 Euros, or $4,295. The terms and conditions of these loans would be incorporated in a separate short-term loan agreement at the time of the transaction. As of December 31, 2009, bank guarantees of $998 reduced the amount available on this credit facility to $6,160.

Bank of America, National Association

On August 17, 2009, we renewed our revolving credit facility with Bank of America, National Association, Shanghai Branch. This agreement will expire on August 28, 2010 and is denominated in renminbi (“RMB”) in the amount of 13,400 RMB, or approximately $1,963, and is available for general corporate purposes, including working capital needs of our China location. As part of the March 4, 2009 amendment to the Credit Agreement with JPMorgan Chase Bank, this facility with Bank of America was secured with the same assets as noted above under the JPMorgan Chase section. The interest rate on borrowed funds is equal to the People’s Bank of China’s base rate. This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued. There was no balance outstanding on this facility at December 31, 2009.

Bank of Scotland

On March 31, 2009, we cancelled our committed credit facility with the Bank of Scotland.

Unibanco Bank

During the third quarter of 2009 our revolving credit facility with Unibanco Bank in Brazil expired.

Collateralized Borrowings

Collateralized borrowings represent deferred sales proceeds on certain leasing transactions with third-party leasing companies. These transactions are accounted for as borrowings, with the related assets capitalized as property, plant and equipment and depreciated straight-line over the lease term.

Capital Lease Obligations

Capital lease obligations outstanding are primarily related to sale-leaseback transactions with third-party leasing companies whereby we sell our manufactured equipment to the leasing company and lease it back. The equipment covered by these leases is rented to our customers over the lease term.

The aggregate maturities of our outstanding debt including capital lease obligations as of December 31, 2009, are as follows:

2010	$5,300
2011	4,154
2012	26,863
2013	64
2014	23
Thereafter	-
Total minimum obligations	$36,404
Less: amount representing interest	(2,200)
Total	$34,204

9.	Other Current Liabilities

Other Current Liabilities at December 31, consisted of the following:

	2009	2008
Taxes, other than income taxes	$5,374	$2,936
Warranty	5,985	6,018
Deferred revenue	2,574	3,662
Rebates	5,773	5,014
Restructuring	1,824	13,911
Miscellaneous accrued expenses	9,637	10,465
Other	6,234	8,183
Total	$37,401	$50,189

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

The changes in warranty reserves for the three years ended December 31 were as follows:
	2009	2008	2007
Beginning balance	$6,018	$6,950	$6,868
Product warranty provision	8,092	8,157	7,695
Acquired reserves	17	192	-
Foreign currency	133	(88)	193
Claims paid	(8,275)	(9,193)	(7,806)
Ending balance	$5,985	$6,018	$6,950

10.	Fair Value of Financial Instruments & Derivatives

Estimates of fair value for financial assets and financial liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures. The framework discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our population of financial assets and liabilities subject to fair value measurements at December 31, 2009 included foreign currency forward contracts with a Level 2 fair value asset balance of $259. Our foreign currency forward exchange contracts are valued at fair market value, which is the amount we would receive or pay to terminate the contracts at the reporting date.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. As of December 31, 2009 and 2008, the fair value of such contracts outstanding was a net gain of $259 and $346, respectively. At December 31, 2009 and 2008, the notional amounts of foreign currency forward exchange contracts outstanding were $50,781 and $62,825, respectively.

The carrying amounts reported in the Consolidated Balance Sheets for Cash and Cash Equivalents, Receivables, Other Current Assets, Accounts Payable and Other Current Liabilities approximate fair value.

The fair market value of our Long-Term Debt approximates cost, based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

11.	Retirement Benefit Plans

Substantially all U.S. employees are covered by various retirement benefit plans maintained by Tennant. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our U.S. and foreign plans was $10,087, $9,329 and $9,604 in 2009, 2008 and 2007, respectively.

We have a 401(k) plan that covers substantially all U.S. employees. Under this plan, the employer contribution matches up to 3% of the employee’s compensation in the form of Tennant stock. We also make a profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution can be in the form of Tennant stock or cash and is based upon our financial performance. Matching contributions have been primarily funded by our ESOP Plan, while profit sharing contributions are generally paid in cash or stock, or a combination of both. Expenses for the 401(k) plan were $6,676, $5,906 and $6,184 during 2009, 2008 and 2007, respectively.

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

We have a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) in the U.S. covering certain current and retired employees. Plan benefits are based on the years of service and compensation during the highest five consecutive years of service in the final ten years of employment. No new participants have entered the plan since 2000. The plan has approximately 450 participants including 136 active employees as of December 31, 2009.

We also have defined pension benefit plans in the United Kingdom and Germany (the “U.K. Pension Plan” and the “German Pension Plan”). The U.K. Pension Plan and German Pension Plan both cover certain current and retired employees and neither plan is accepting new participants.

We expect to contribute approximately $122 to our U.S. Nonqualified Plan, approximately $1,035 to our U.S. Retiree Plan, approximately $246 to our U.K. Pension Plan, and approximately $41 to our German Pension Plan in 2010. No contributions to the U.S. Pension Plan are expected to be required during 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, are as follows:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$1,209	$1,209	$-	$-
Equity Securities:
U.S. Small-Cap (1)	3,294	3,294	-	-
International Small-Cap (2)	131	131	-	-
Mutual Funds:
Corporate Bonds	11,771	-	11,771	-
International Fixed Interest	2,168	2,168
U.S. Large-Cap (3)	2,857	2,857	-	-
Index Funds	9,651	9,651
International Equity	2,754	2,754	-	-
Total	$33,835	$22,064	$11,771	$-

(1)	This category is comprised of actively managed domestic common stocks.

(2)	This category is comprised of actively managed international common stocks.

(3)	This category is comprised of funds not actively managed that track the S&P 500.

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

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

			Non-U.S.		Postretirement
	U.S. Pension Benefits		Pension Benefits		Medical Benefits
	2009	2008	2009	2008	2009	2008
Discount rate	5.88%	6.90%	5.69%	6.16%	5.60%	6.90%
Rate of compensation increase	3.00%	4.00%	5.10%	4.50%	-	-

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 are as follows:

			Non-U.S.		Postretirement
	U.S. Pension Benefits		Pension Benefits		Medical Benefits
	2009	2008	2009	2008	2009	2008
Discount rate	6.90%	6.60%	6.16%	5.79%	6.90%	6.60%
Expected long-term rate of return on plan assets	8.75%	8.75%	4.90%	5.50%	-	-
Rate of compensation increase	4.00%	4.00%	4.50%	4.80%	-	-

The discount rate is used to discount future benefit obligations back to today’s dollars. Our discount rates were determined based on high-quality fixed income investments. The resulting discount rates are consistent with the duration of plan liabilities. The Citigroup Above Median Yield Curve is used in determining the discount rate for the U.S. Plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

The accumulated benefit obligations as of December 31, for all defined benefit plans are as follows:
	2009	2008
U.S. defined benefit plans	$34,410	$30,154
U.K. Pension Plan	6,968	5,313
German Pension Plan	699	662

Information for our plans with an accumulated benefit obligation in excess of plan assets is as follows:

	U.S. Pension Plans		Non-U.S. Plans
	2009	2008	2009	2008
Projected benefit obligation	$36,034	$32,486	$7,994	$6,179
Accumulated benefit obligation	34,410	30,154	7,667	5,976
Fair value of plan assets	27,438	24,130	6,451	5,191

As of December 31, 2009 and 2008, the U.S. Pension Plan, the U.S. Nonqualified, U.K. Pension and German Pension Plans had an accumulated benefit obligation in excess of plan assets.

Assumed healthcare cost trend rates at December 31, 2009 and 2008 are as follows:
	2009	2008
Healthcare cost trend rate assumption for the next year	11.1%	11.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2030	2029

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Decrease	Increase
Effect on total of service and interest cost components	$(85,000)	$82,000
Effect on postretirement benefit obligation	$(1,230,000)	$1,170,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2009	2008	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$32,486	$32,395	$6,179	$8,977	$12,480	$12,763
Service cost	648	741	97	154	141	128
Interest cost	2,116	2,061	406	486	854	791
Plan participants' contributions	-	-	25	35	-	-
Actuarial (gain) loss	2,603	(1,307)	769	(933)	1,823	(344)
Foreign exchange	-	-	646	(2,073)	-	-
Benefits paid	(1,819)	(1,404)	(128)	(467)	(975)	(858)
Benefit obligation at end of year	$36,034	$32,486	$7,994	$6,179	$14,323	$12,480
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$24,130	$33,100	$5,191	$7,356	$-	$-
Actual return on plan assets	4,983	(7,681)	543	(154)	-	-
Employer contributions	144	115	241	317	975	858
Plan participants' contributions	-	-	25	35	-	-
Foreign exchange	-	-	579	(1,896)	-	-
Benefits paid	(1,819)	(1,404)	(128)	(467)	(975)	(858)
Fair value of plan assets at end of year	27,438	24,130	6,451	5,191	-	-
Funded status at end of year	$(8,596)	$(8,356)	$(1,543)	$(988)	$(14,323)	$(12,480)
Amounts recognized in the consolidated balance sheets consisted of:
Noncurrent assets	$-	$-	$-	$-	$-	$-
Current liabilities	(122)	(126)	(41)	(40)	(1,035)	(927)
Noncurrent liabilities	(8,474)	(8,230)	(1,502)	(948)	(13,288)	(11,553)
Net accrued liability	$(8,596)	$(8,356)	$(1,543)	$(988)	$(14,323)	$(12,480)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$1,477	$2,032	$-	$-	$(1,848)	$(2,428)
Transition asset	-	(20)	-	-	-	-
Net (gain) loss	5,780	5,243	159	(343)	2,741	919
Accumulated other comprehensive income (loss)	$7,257	$7,255	$159	$(343)	$893	$(1,509)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

Components of net periodic benefit cost for the three years ended December 31, were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Service cost	$648	$741	$785	$97	$154	$228	$141	$128	$142
Interest cost	2,116	2,061	1,859	406	486	519	854	791	734
Expected return on plan assets	(2,767)	(2,831)	(2,651)	(276)	(373)	(375)	-	-	-
Amortization actuarial (gain) loss	(151)	(216)	(14)	-	-	101	-	-	34
Amortization of transition asset	(20)	(22)	(22)	-	-	-	-	-	-
Amortization of prior service cost	555	556	562	-	-	-	(580)	(580)	(580)
Foreign currency	-	-	-	61	(183)	76	-	-	-
Net periodic cost	$381	$289	$519	$288	$84	$549	$415	$339	$330

Changes in accumulated other comprehensive income for the three years ended December 31, were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Net (gain) loss	$387	$9,205	$330	$502	$(406)	$(1,857)	$1,823	$(343)	$(1,800)
Amortization of unrecognized prior service cost	(555)	(556)	(562)	-	-	-	580	580	580
Amortization of unrecognized prior transition asset	20	22	22	-	-	-	-	-	-
Amortization of unrecognized actuarial (gain) loss	151	216	(14)	-	-	(101)	-	-	(34)
Total recognized in other comprehensive income	$3	$8,887	$(224)	$502	$(406)	$(1,958)	$2,403	$237	$(1,254)
Total recognized in net periodic benefit cost and other comprehensive income	$384	$9,176	$295	$790	$(322)	$(1,409)	$2,818	$576	$(924)

The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and foreign plans:
			Postretirement Medical Benefits
	U.S. Pension Benefits	Non-U.S. Pension Benefits

2010	$1,954	$135	$1,035
2011	1,877	143	1,170
2012	1,749	151	1,183
2013	1,923	159	1,215
2014	2,142	170	1,328
2015 to 2019	11,338	858	6,807
Total	$20,983	$1,616	$12,738

The following amounts are included in accumulated other comprehensive income as of December 31, 2009 and are expected to be recognized as components of net periodic benefit cost during 2010:
		Postretirement
	Pension	Medical
	Benefits	Benefits
Net (gain) loss	$20	$149
Net prior service cost (credit)	554	(580)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

12.	Shareholders’ Equity

Authorized Shares

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

Purchase Rights

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

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss at December 31, 2009, 2008 and 2007 are as follows:

	Cumulative Translation Adjustments	Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2006	$814	$(167)	$647
Net current period change	2,630	2,230	4,860
Balance at December 31, 2007	$3,444	$2,063	$5,507
Net current period change	(26,455)	(5,443)	(31,898)
Balance at December 31, 2008	$(23,011)	$(3,380)	$(26,391)
Net current period change	5,104	(1,822)	3,282
Balance at December 31, 2009	$(17,907)	$(5,202)	$(23,109)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments related to permanent investments in non-U.S. subsidiaries.

13.	Commitments and Contingencies

We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2018 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $14,809, $15,345 and $13,647 in 2009, 2008 and 2007, respectively.

The minimum rentals for aggregate lease commitments with an initial term of one year or more at December 31, 2009, were as follows:

2010	$8,450
2011	6,013
2012	3,278
2013	1,368
2014	774
Thereafter	1,256
Total	$21,139

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $9,156, of which we have guaranteed $7,349. As of December 31, 2009, we have recorded a liability for the estimated end-of-term loss related to this residual value guarantee of $891 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

On November 9, 2009 we entered into a purchase agreement with a third-party manufacturer. Under this agreement we have a minimum purchase obligation of $1,580 through 2012. The remaining commitment under this agreement as of December 31, 2009 was $1,580.

During 2008, we amended our 2003 purchase commitment with a third-party manufacturer to extend the terms of the agreement to remain in effect until the remainder of the commitment has been satisfied. The remaining commitment under this agreement totaled $87 as of December 31, 2009.

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

14.	Income Taxes

Income from continuing operations for the three years ended December 31, was as follows:

	2009	2008	2007
U.S. operations	$12,103	$14,858	$50,561
Foreign operations	(36,423)	2,717	7,151
Total	$(24,320)	$17,575	$57,712

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

Income tax expense (benefit) for the three years ended December 31, was as follows:

	2009	2008	2007
Current:
Federal	$(337)	$1,771	$14,927
Foreign	1,284	4,155	3,135
State	236	595	1,305
	$1,183	$6,521	$19,367
Deferred:
Federal	$1,897	$1,384	$1,978
Foreign	(1,444)	(1,201)	(3,605)
State	285	247	105
	$738	$430	$(1,522)
Total:
Federal	$1,560	$3,155	$16,905
Foreign	(160)	2,954	(470)
State	521	842	1,410
	$1,921	$6,951	$17,845

U.S. income taxes have not been provided on approximately $34,232 of undistributed earnings of non-U.S. subsidiaries. We plan to indefinitely reinvest these undistributed earnings.

We have Dutch and German tax loss carryforwards of approximately $31,019 and $17,343, respectively. If unutilized, the Dutch tax loss carryforward will begin expiring in 2012. The German tax loss carryforward has no expiration date. Because of the uncertainty regarding realization of the Dutch tax loss carryforward, a valuation allowance was established. This valuation allowance decreased in 2009 due to improved operating profits.

We have foreign tax credit and research and development tax credit carryforwards of approximately $1,925 and $460, respectively. If unutilized, foreign tax credit and research and development tax credit carryforwards will expire in 2019 and 2029, respectively. Based upon evaluation, as of December 31, 2009, no valuation allowance has been recorded.

A valuation allowance for the remaining deferred tax assets is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31, as follows:

	2009	2008	2007
Tax at statutory rate	(35.0%)	35.0%	35.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	1.1	4.6	1.8
Effect of foreign operations	(16.4)	(0.7)	0.5
Goodwill impairment - non-deductible	56.9	-	-
Effect of changes in valuation allowances	(0.7)	6.3	(4.9)
Domestic production activities deduction	0.8	(3.3)	(1.2)
Other, net	1.2	(2.3)	(0.3)
Effective income tax rate	7.9%	39.6%	30.9%

Deferred tax assets and liabilities were comprised of the following as of December 31:

	2009	2008	2007
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes and changes in inventory reserves	$867	$1,509	$848
Employee wages and benefits, principally due to accruals for financial reporting purposes	16,050	16,557	13,062
Warranty reserves accrued for financial reporting purposes	1,803	1,947	1,856
Accounts receivable, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	1,396	1,151	658
Tax loss carryforwards	12,987	13,860	13,106
Valuation allowance	(9,131)	(9,303)	(8,197)
Tax credit carryforwards	2,385	-	-
Other	1,177	836	562
Total deferred tax assets	$27,534	$26,557	$21,895
Deferred tax liabilities:
Property, Plant and Equipment, principally due to differences in depreciation and related gains	$8,592	$7,714	$5,895
Goodwill and Intangible Assets	9,086	12,078	6,006
Total deferred tax liabilities	$17,678	$19,792	$11,901
Net deferred tax assets	$9,856	$6,765	$9,994

The valuation allowance at December 31, 2009, principally applies to Dutch tax loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

In 2009, 2008 and 2007, we recorded tax benefits directly to Shareholders’ Equity of $120, $921 and $3,301, respectively, relating to our ESOP and stock plans.

On January 1, 2007 we adopted new accounting guidance for uncertain tax positions. The cumulative effect of adopting this guidance was a decrease in reserves for uncertain tax positions and an increase to the January 1, 2007 balance of Retained Earnings of $184. Consistent with this guidance, we reclassified the reserves for uncertain tax positions from other current liabilities to non-current liabilities unless the liability is expected to be paid within one year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$7,324
Increases as a result of tax positions taken during a prior period	946
Increases as a result of tax positions taken during the current year	756
Reductions as a result of a lapse of the applicable statute of limitations	(1,401)
Decreases as a result of foreign currency fluctuations	163
Balance at December 31, 2009	$7,788

Included in the balance of unrecognized tax benefits at December 31, 2009 are potential benefits of $4,726 that, if recognized, would affect the effective tax rate from continuing operations.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Included in the liability of $7,788 for unrecognized tax benefits as of December 31, 2009 was approximately $567 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.

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

We have four remaining plans under which we have awarded share-based compensation grants. The 1995 Stock Incentive Plan (“1995 Plan”) and 1999 Amended and Restated Stock Incentive Plan (“1999 Plan”), which provided for stock-based compensation grants to our executives and key employees, the 1997 Non-Employee Directors Option Plan (“1997 Plan”), which provided for stock option grants to our non-employee Directors, and the 2007 Stock Incentive Plan (the “2007 Plan”), which was adopted as a continuing step toward aggregating our equity compensation programs to reduce the complexity of our equity compensation programs.

The 1992 Stock Incentive Plan (“1992 Plan”), the 1993 Restricted Stock Plan for Non-Employee Directors (“1993 Plan”), and the 1998 Management Incentive Plan (“1998 Plan”) have all expired or were terminated in prior years and do not have any remaining outstanding awards as of December 31, 2009.

The 1995 and 1997 Plans were terminated in 2006 and all remaining shares were transferred to the Amended and Restated 1999 Stock Incentive Plan as approved by the shareholders in 2006. Awards granted under the 1995 and 1997 Plans prior to 2006 that remain outstanding continue to be governed by the respective plan under which the grant was made. Upon approval of the Amended and Restated Stock Incentive Plan in 2006, we ceased making grants of future awards under these plans and subsequent grants of future awards were made from the 1999 Plan and governed by its terms.

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

A maximum of 6,200,000 shares have been available under these plans. As of December 31, 2009, there were 544,394 shares reserved for issuance under the 1995 Plan, the 1997 Plan and the 1999 Plan for outstanding compensation awards and 507,162 shares were available for issuance under the 2007 Plan for current and future equity awards. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.

The following table presents the components of stock-based compensation expense (benefit) for the above described plans for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Stock options and stock appreciation rights	$812	$218	$778
Restricted share awards	841	878	1,144
Performance share awards	-	(2,086)	1,084
Share-based liabilities	156	(237)	134
Total Stock-Based Compensation Expense (Benefit)	$1,809	$(1,227)	$3,140

The total income tax benefit recognized in the income statement for share-based compensation arrangements during the years ended 2009, 2008 and 2007 was $114, $892 and $3,255, respectively.

Stock Option and Stock Appreciation Right Awards

We determined the fair value of our stock option awards using the Black-Scholes option pricing model.

The following assumptions were used for the 2009, 2008 and 2007 grants:

	2009	2008	2007
Expected volatility	38 - 66%	29 - 37%	26 - 35%
Weighted-average expected volatility	39%	30%	30%
Expected dividend yield	2.0 - 4.7%	1.2 - 1.5%	1.3 - 1.8%
Weighted-average expected dividend yield	4.7%	1.3%	1.8%
Expected term, in years	2 - 6	2 - 8	1 - 9
Risk-free interest rate	1.1 - 2.8%	1.8 - 3.5%	3.7 - 5.1%

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

In addition to stock options, we also occasionally grant cash-settled stock appreciation rights (“SARs”) to employees in certain foreign locations. Total outstanding SARs were 2,000 as of December 31, 2009. No SARs were granted during 2009, 2008 or 2007.

The following table summarizes the activity during the year ended December 31, 2009, for stock option and SARs awards:
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	951,191	$20.33
Granted	711,957	10.68
Exercised	(69,130)	17.90
Forfeited	-	-
Expired	(168,086)	17.54
Outstanding at end of year	1,425,932	$15.96
Exercisable at end of year	719,015	$21.00

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2009, 2008 or 2007 was $2.59, $10.57 and $10.26, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 or 2007 was $631, $1,910 and $8,370, respectively.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 was $14,963 and $4,002, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2009, was 6 years and 4 years, respectively.

As of December 31, 2009, there was unrecognized compensation cost for nonvested options and rights of $1,331 which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Share Awards

Restricted share awards for employees typically have a two or three year vesting period from the effective date of the grant. Restricted share awards to non-employee directors vest upon a change of control or upon termination of service as a director occurring at least six months after grant date of award so long as termination is for one of the following reasons: death; disability; retirement in accordance with Company policy (e.g., age, term limits, etc.); resignation at request of Board (other than for gross misconduct); resignation following at least six months advance notice; failure to be re-nominated (unless due to unwillingness to serve) or re-elected by shareholders; or removal by shareholders.

The following table summarizes the activity during the year ended December 31, 2009, for nonvested restricted share awards:
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	96,543	$29.33
Granted	44,205	12.80
Vested	(26,502)	23.73
Forfeited	(881)	31.16
Nonvested at end of year	113,365	$23.94

The total fair value of shares vested during the year ended December 31, 2009, 2008 and 2007 was $629, $1,095 and $877, respectively. As of December 31, 2009, there was $955 of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 1.6 years.

Performance Share Awards

We grant performance share awards to key employees as a part of our management compensation program. These awards are earned based upon achievement of certain financial performance targets. We determine the fair value of these awards as of the date of grant and recognize the expense over a three year performance period.

The 2007 performance share award covers the three year performance period from the beginning of fiscal year 2007 to the end of fiscal year 2009. Performance shares granted in 2007 vest solely upon achievement of certain financial performance targets during this three year period. During 2007, we expensed $712 related to the 2007 performance share award as we deemed payment of the award to be probable during the prior year. During 2008, the $712 expensed in 2007 related to the 2007 performance share award was subsequently reversed as we no longer deemed the achievement of the predetermined financial performance targets to be probable. During 2008, we also reversed $1,657 related to the 2006 performance share award for the same reason. Of the $1,657 total, $1,416 was expensed in 2006 and $241 was expensed in 2007.

The 2008 performance share award covers the three year performance period from the beginning of fiscal year 2008 to the end of fiscal year 2010. Performance shares granted in 2008 vest solely upon achievement of certain financial performance targets during this three year period.

For the years ended 2009 and 2008, we did not recognize any expense for the 2008 or the 2007 performance share awards as we do not deem the achievement of these predetermined financial performance targets to be probable

In 2009, we granted a combination of stock options, restricted stock awards and restricted stock units payable in cash to key employees as part of our management compensation program and did not grant performance share awards. These stock options and restricted share awards vest over a three year period and do not contain a performance requirement.

Share-Based Liabilities

As of December 31, 2009, we had $304 in total share-based liabilities recorded on our Balance Sheet. During the years ended December 31, 2009 and 2008 we paid out $22 and $738 related to 2008 and 2007 share-based liability awards, respectively. $655 related to 2006 share-based liability awards was paid during the year ended December 31, 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

16.	Employee Stock Ownership Plan

We established a leveraged Employee Stock Ownership Plan (“ESOP”) in 1990. The ESOP covered substantially all domestic employees. The shares required for our 401(k) matching contribution program were provided principally by our ESOP, supplemented as needed by newly issued shares. We made annual contributions to the ESOP equal to the ESOP’s debt service less dividends and Company match contributions received by the ESOP. All dividends received by the ESOP were used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt was repaid, shares were released from collateral and allocated to employees who made 401(k) contributions that year, in the form of a matching contribution, based on the proportion of debt service paid in the year. Shares pledged as collateral were reported as unearned ESOP shares in the Consolidated Balance Sheets. As shares were released from collateral, we reported compensation expense equal to the cost of the shares to the ESOP. All ESOP shares were considered outstanding in earnings-per-share computations, and dividends on allocated and unallocated shares were recorded as a reduction of Retained Earnings.

The following table summarizes ESOP activity during the years ended December 31:
	2009	2008	2007
Cash contributions	$1,717	$1,621	$1,530
Net benefit provided by ESOP	989	2,219	2,568
Interest earned and received on loan	190	363	520
Dividends	359	427	486

The benefit provided through the ESOP was net of expenses and was recorded in Other Income. On December 31, 2009, the ESOP’s twenty year loan matured and was repaid to us, completing the term for this ESOP.

The ESOP shares as of December 31, were as follows:

	2009	2008	2007
Allocated shares	1,938,132	1,838,171	1,738,210
Unreleased shares	-	99,961	199,922
Total ESOP shares	1,938,132	1,938,132	1,938,132

17.	Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share for the years ended December 31, were as follows:

	2009	2008	2007
Numerator:
Net (Loss) Earnings	$(26,241)	$10,624	$39,867
Denominator:
Basic - Weighted Average Shares Outstanding	18,507,772	18,303,137	18,640,882
Effect of dilutive securities:
Employee stock options	-	278,703	505,143
Diluted - Weighted Average Shares Outstanding	18,507,772	18,581,840	19,146,025
Basic (Loss) Earnings per Share	$(1.42)	$0.58	$2.14
Diluted (Loss) Earnings per Share	$(1.42)	$0.57	$2.08

Options to purchase 502,103, 46,016 and 20,697 shares of Common Stock were outstanding during 2009, 2008, and 2007, respectively, but were not included in the computation of diluted earnings per share. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

18.	Segment Reporting

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

The following sets forth Net Sales and long-lived assets by geographic area:

	2009	2008	2007
Net Sales:
North America	$345,766	$402,174	$417,757
Europe, Middle East and Africa	177,829	217,594	183,188
Other International	72,280	81,637	63,273
Total	$595,875	$701,405	$664,218

		2009	2008
Long-lived assets:
North America		$93,402	$99,022
Europe, Middle East and Africa		41,016	87,815
Other International		17,384	15,114
Total		$151,802	$201,951

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

The following table presents revenues for groups of similar products and services:
	2009	2008	2007
Net Sales:
Equipment	$329,871	$411,765	$393,270
Parts and consumables	151,932	168,699	161,334
Service and other	95,046	97,292	84,429
Specialty surface coatings	19,026	23,649	25,185
Total	$595,875	$701,405	$664,218

19.	Consolidated Quarterly Data (Unaudited)

	Net Sales		Gross Profit
Quarter	2009	2008	2009	2008
First	$128,647	$168,600	$52,725	$69,640
Second	148,578	193,584	60,099	82,203
Third	154,427	185,935	64,888	78,552
Fourth	164,223	153,286	68,396	55,855
Year	$595,875	$701,405	$246,108	$286,250

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share data)

			Basic (Loss) Earnings				Diluted (Loss) Earnings
	Net (Loss) Earnings		per Share				per Share
Quarter	2009	2008	2009		2008		2009		2008
First	$(41,746)	$5,235	$(2.29)		$0.28		$(2.29)		$0.28
Second	3,007	8,292	0.16		0.45		0.16		0.44
Third	5,783	13,985	0.31		0.77		0.31		0.76
Fourth	6,715	(16,888)	0.36		(0.93)		0.35		(0.93)
Year	$(26,241)	$10,624	$(1.42	)(1)	$0.58	(1)	$(1.42	)(1)	$0.57	(1)
(1) The summation of quarterly data does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

Regular quarterly dividends aggregated $0.53 per share in 2009, or $0.13 per share for the first three quarters of 2009 and $0.14 for the fourth quarter of 2009, and $0.52 per share in 2008, or $0.13 per share for each of the four quarters of 2008.

20.	Related Party Transactions

On May 18, 2009, we announced an exclusive technology license agreement with Activeion Cleaning Solutions, LLC (“Activeion”) a company in which a current employee of Tennant owns a minority interest. Royalties under this license agreement are not material to our financial position or results of operations.

In June 2008, we entered into a settlement agreement with a former member of the Board of Directors to resolve a disputed claim alleging that we failed to provide adequate notice of the expiration of stock options upon resignation from the Board. The payment represents a portion of the value of the vested stock options that expired upon resignation from the Board. This settlement payment is not material to our financial position or results of operations.

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

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended December 31, 2009 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (COSO), our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The sections entitled “Board of Directors Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement are incorporated herein by reference.

The list below identifies those persons designated as executive officers of the Company, including their age, position with the Company and positions held by them during the past five or more years.

Thomas J. Dybsky, Vice President, Administration

Thomas J. Dybsky (60) joined the Company in September 1998 as Vice President of Human Resources and was named Vice President of Administration in 2004. From June 1995 to September 1998, he was Vice President/Senior Consultant for MDA Consulting.

Andrew J. Eckert, Vice President, Americas

Andrew J. Eckert (46) joined Tennant in 2002 as General Manager, North America. He was promoted to Vice President, North America Sales in 2005, and now serves as Vice President, The Americas. From 2000 to 2002, he was the Senior Vice President of Operations at Storecast Merchandising Company, a national retail merchandising service contractor for the grocery industry. Prior to that, he was Director of Strategic Planning at General Mills and led the automation and cost-reduction efforts for U.S. trade promotional spending. He began his sales career in 1985 at General Mills in Houston, TX, and held a variety of increasing responsibilities including Customer Sales Manager for Fleming Companies and American Stores.

Karel Huijser, Vice President, International

Karel Huijser (49) joined the Company in 2006 as Vice President, International. Prior to joining Tennant, he was President and CEO of Asia Pacific for GE Infrastructure Shanghai, China, from 2005 to November 2006. From 2003 to 2005, he was General Manager of Asia Pacific, GE Water and Process Technologies (Asia). From 2001 to 2003, he was Global Marketing Director for GE Plastics Division based in The Netherlands. His career at GE began in 1992, following six years at Daf Trucks in The Netherlands.

H. Chris Killingstad, President and Chief Executive Officer

H. Chris Killingstad (54) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2000, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2000 he served as Sr. Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Haagen-Dazs Asia Pacific.

Thomas Paulson, Vice President and Chief Financial Officer

Thomas Paulson (53) joined Tennant in March 2006. Prior to joining Tennant, Paulson was Chief Financial Officer and Senior Vice President of Innovex from 2001 to 2006. Prior to joining Innovex, a manufacturer of electronic interconnect solutions, Paulson worked for The Pillsbury Company for over 19 years. Paulson became a Vice President at Pillsbury in 1995 and was the Vice President of Finance for the $4 billion North American Foods Division for over two years before joining Innovex.

Michael W. Schaefer, Vice President, Chief Technical Officer

Mike Schaefer (49) joined the Company in January 2008 as Vice President, Chief Technical Officer. From 2000 to January 2008, he was Vice President of Dispensing Systems, Lean Six Sigma and Quality at Ecolab, Inc., a provider of cleaning, sanitizing, food safety and infection prevention products and services, where he led R&D efforts for their equipment business, continuous improvement and standardization of R&D processes. Prior to that he held various management positions at Alticor Corporation and Kraft General Foods.

Don B. Westman, Vice President, Global Operations

Don B. Westman (56) joined the Company in November 2006 as Vice President, Global Operations. Prior to joining Tennant, he was Vice President of Operations – Pump Division for Pentair, Inc., a provider of products and services for the movement, treatment and storage of water, from 2005 to November 2006. From 2003 to 2005, he was Vice President of Operations – Pentair Water. From 1997 to 2003, Westman was Vice President of Operations for Hoffmans Enclosures, where he began in 1982 as a manufacturing engineering manager.

Heidi M. Wilson, Vice President, General Counsel and Secretary

Heidi M. Wilson (59) joined Tennant in 2003 as Assistant General Counsel and Assistant Secretary and was named General Counsel in 2005. She was a partner with General Counsel Ltd. during 2003. From 1995 to 2001, she was Vice President, General Counsel and Secretary at Musicland Group, Inc. From 1993 to 1995, she was Senior Legal Counsel at Medtronic, Inc. Prior to that, she was a partner at Faegre & Benson L.L.P., a Minneapolis law firm, which she joined in 1976.

Business Ethics Guide

We have adopted the Tennant Company Business Ethics Guide, which applies to all of our employees, directors, consultants, agents and anyone else acting on our behalf. The Business Ethics Guide includes particular provisions applicable to our senior financial management, which includes our Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions. A copy of our Business Ethics Guide is available on the Investor Relations page of our website, www.tennantco.com, and a copy will be mailed upon request to Investor Relations, Tennant Company, P.O. Box 1452, Minneapolis, MN 55440-1452. We intend to post on our website any amendment to, or waiver from, a provision of our Business Ethics Guide that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and other persons performing similar functions promptly following the date of such amendment or waiver. In addition, we have also posted copies of our Corporate Governance Principles and the Charters for our Audit, Compensation, Governance and Executive Committees on our website.

ITEM 11 – Executive Compensation

The sections entitled “Director Compensation for 2009” and “Executive Compensation Information” in our 2010 Proxy Statement are incorporated herein by reference.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement are incorporated herein by reference.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The sections entitled “Director Independence” and “Related Person Transaction Approval Policy” in our 2010 Proxy Statement are incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in our 2010 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements

Consolidated Financial Statements filed as part of this report are contained in Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(In thousands)	2009	2008	2007
Allowance for Doubtful Accounts and Returns:
Balance at beginning of period	$7,319	$3,264	$3,347
Charged to costs and expenses	996	4,083	1,622
Charged to other accounts	257	(76)	68
Deductions (1)	(3,495)	48	(1,773)
Balance at end of period	$5,077	$7,319	$3,264
Inventory Reserves:
Balance at beginning of period	$5,127	$4,427	$4,403
Charged to costs and expenses	2,847	4,523	4,731
Deductions	(3,977)	(3,823)	(4,707)
Balance at end of period	$3,997	$5,127	$4,427
Valuation Allowance for Deferred Tax Assets:
Balance at beginning of period	$9,303	$8,197	$11,034
Charged to costs and expenses	-	-	(3,644)
Charged to other accounts	(172)	1,106	807
Balance at end of period	$9,131	$9,303	$8,197
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Tennant Company:

Under date of February 26, 2010, we reported on the consolidated balance sheets of Tennant Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2009, which are included in Item 15.A.1. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as included in Item 15.A.2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Minneapolis, Minnesota
February 26, 2010

3.	Exhibits
Item #	Description	Method of Filing
Rider A:
2.1	Share Purchase Agreement dated February 15, 2008 among the Sellers identified therein and Tennant Scotland Limited (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 29, 2008.
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration No. 333-160887 filed on July 30, 2009.
4.1	Rights Agreement, dated as of November 10, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by reference to Exhibit 1 to Form 8-A dated November 14, 2006.
10.1	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
10.2	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2005*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2007.
10.3	Form of Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2008.
10.4	Schedule of parties to Management and Executive Employment Agreement	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2008.
10.5	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004.
10.6	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.7	Long-Term Incentive Plan 2007*	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2006.
10.8	Long-Term Incentive Plan 2008*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2008.
10.9	Short-Term Incentive Plan 2008*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2008.
10.10	Deferred Stock Unit Agreement (awards prior to 2008)*	Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2006.
10.11	Services Agreement and Management Agreement between the Company and Karel Huijser*	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2008.
10.12	Amendment No. 1 dated as of December 17, 2008 to Services Agreement and Management Agreement between the Company and Karel Huijser*	Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2008.
10.13	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.14	Credit Agreement dated as of June 19, 2007	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated June 21, 2007.
10.15	Deferred Stock Unit Agreement (awards in and after 2008)*	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2007.

10.16	Amendment No. 1 dated as of February 21, 2008 to Credit Agreement dated as of June 19, 2007	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2008.
10.17	Tennant Company 2009 Short-Term Incentive Plan*	Incorporated by reference to Appendix A to the Company's Proxy statement for the 2008 Annual Meeting of Shareholder's filed on March 14, 2008.
10.18	Amendment No. 2 to the Credit Agreement dated as of March 4, 2009	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated March 10, 2009.
10.19	Pledge and Security Agreement dated as of March 4, 2009	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 4, 2009.
10.20	Private Shelf Agreement dated as of July 29, 2009	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2009.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY
By	/s/ H. Chris Killingstad
H. Chris Killingstad President, CEO and Board of Directors
Date	February 26, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ H. Chris Killingstad	By	/s/ David Mathieson
	H. Chris Killingstad President, CEO and Board of Directors		David Mathieson Board of Directors
Date	February 26, 2010	Date	February 26, 2010

By	/s/ Thomas Paulson	By	/s/ Donal L. Mulligan
	Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		Donal L. Mulligan Board of Directors
Date	February 26, 2010	Date	February 26, 2010

By	/s/ William F. Austen	By	/s/ Stephen G. Shank
	William F. Austen Board of Directors		Stephen G. Shank Board of Directors
Date	February 26, 2010	Date	February 26, 2010

By	/s/ Jeffrey A. Balagna	By	/s/ Steven A. Sonnenberg
	Jeffrey A. Balagna Board of Directors		Steven A. Sonnenberg Board of Directors
Date	February 26, 2010	Date	February 26, 2010

By	/s/ Carol S. Eicher	By	/s/ David S. Wichmann
	Carol S. Eicher Board of Directors		David S. Wichmann Board of Directors
Date	February 26, 2010	Date	February 26, 2010

By	/s/ James T. Hale
James T. Hale Board of Directors
Date	February 26, 2010