Form 10-Q
period 2010-03-31
TENNANT CO
filed 2010-04-28
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of April 27, 2010, there were 18,877,949 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended
	March 31
	2010	2009
Net Sales	$150,106	$128,647
Cost of Sales	86,346	75,922
Gross Profit	63,760	52,725
Operating Expense:
Research and Development Expense	5,536	5,692
Selling and Administrative Expense	51,730	45,460
Goodwill Impairment Charge	-	43,363
Total Operating Expense	57,266	94,515
Profit (Loss) from Operations	6,494	(41,790)
Other Income (Expense):
Interest Income	45	111
Interest Expense	(433)	(652)
Net Foreign Currency Transaction Losses	(186)	(361)
ESOP Income	-	243
Other Income, Net	-	20
Total Other Expense, Net	(574)	(639)

Profit (Loss) Before Income Taxes	5,920	(42,429)
Income Tax Expense (Benefit)	1,829	(683)
Net Earnings (Loss)	$4,091	$(41,746)

Earnings (Loss) per Share:
Basic	$0.22	$(2.29)
Diluted	$0.21	$(2.29)

Weighted Average Shares Outstanding:
Basic	18,682,335	18,262,257
Diluted	19,090,423	18,262,257

Cash Dividend Declared per Common Share	$0.14	$0.13

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except shares and per share data)
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$27,273	$18,062
Receivables, less Allowances of $5,264 and $5,077, respectively	111,198	121,203
Inventories	58,179	56,646
Prepaid Expenses	7,971	10,295
Deferred Income Taxes, Current Portion	8,780	9,362
Other Current Assets	-	344
Total Current Assets	213,401	215,912
Property, Plant and Equipment	284,551	287,915
Accumulated Depreciation	(192,175)	(190,698)
Property, Plant and Equipment, Net	92,376	97,217
Deferred Income Taxes, Long-Term Portion	6,104	7,911
Goodwill	19,863	20,181
Intangible Assets, Net	27,129	29,243
Other Assets	7,108	7,262
Total Assets	$365,981	$377,726
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$3,897	$4,012
Short-Term Borrowings	7	7
Accounts Payable	43,474	42,658
Employee Compensation and Benefits	20,333	28,092
Income Taxes Payable	4,629	3,982
Other Current Liabilities	36,394	37,401
Total Current Liabilities	108,734	116,152
Long-Term Liabilities:
Long-Term Debt	29,151	30,192
Employee-Related Benefits	31,993	31,848
Deferred Income Taxes, Long-Term Portion	4,520	7,417
Other Liabilities	7,243	7,838
Total Long-Term Liabilities	72,907	77,295
Total Liabilities	181,641	193,447
Commitments and Contingencies (Note 12)

Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,833,923 and 18,750,828 shares issued and outstanding, respectively	7,063	7,032
Additional Paid-In Capital	7,801	7,772
Retained Earnings	195,513	192,584
Accumulated Other Comprehensive Loss	(26,037)	(23,109)
Total Shareholders’ Equity	184,340	184,279
Total Liabilities and Shareholders’ Equity	$365,981	$377,726

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31
	2010	2009
OPERATING ACTIVITIES
Net Earnings (Loss)	$4,091	$(41,746)
Adjustments to Net Earnings (Loss) to Arrive at Operating Cash Flow:
Depreciation	4,586	5,356
Amortization	792	639
Deferred Tax (Benefit) Expense	(634)	595
Goodwill Impairment Charge	-	43,363
Stock-Based Compensation Expense	470	286
ESOP Expense	-	(27)
Tax Benefit on ESOP	-	3
Allowance for Doubtful Accounts and Returns	512	166
Other, Net	202	11
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	8,966	21,149
Inventories	(3,066)	(2,386)
Accounts Payable	995	455
Employee Compensation and Benefits	(7,474)	(2,808)
Accrued Expenses	1,648	(9,794)
Income Taxes Payable/Prepaid	2,741	(2,300)
Other Assets and Liabilities	272	(1,640)
Net Cash Provided by Operating Activities	14,101	11,322
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(1,819)	(3,824)
Proceeds from Disposals of Property, Plant and Equipment	41	114
Acquisition of Businesses, Net of Cash Acquired	26	(2,295)
Net Cash Used for Investing Activities	(1,752)	(6,005)
FINANCING ACTIVITIES
Change in Short-Term Borrowings, Net	-	(1)
Payment of Long-Term Debt	(1,089)	(5,098)
Proceeds from Issuance of Common Stock	913	-
Tax Benefit on Stock Plans	139	(147)
Dividends Paid	(2,632)	(2,381)
Net Cash Used for Financing Activities	(2,669)	(7,627)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(469)	(276)
Net Increase (Decrease) in Cash and Cash Equivalents	9,211	(2,586)
Cash and Cash Equivalents at Beginning of Period	18,062	29,285
Cash and Cash Equivalents at End of Period	$27,273	$26,699

SUPPLEMENTAL CASH FLOW INFORMATION
Cash (Received) Paid During the Period for:
Income Taxes	$(260)	$1,128
Interest	$416	$367
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$1,066	$1,360
Collateralized Borrowings Incurred for Operating Lease Equipment	$1,075	$1,968

See accompanying Notes to Condensed Consolidated Financial Statements.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) requirements for interim reporting, which allows certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America to be condensed or omitted. In our opinion, the Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of our financial position and results of our operations. We have reclassified certain prior period amounts to conform to the proper current period presentation. For the period ended March 31, 2009, we decreased cash used for operating activities and increased cash used for investing activities by $149 to properly reflect the non-cash transfers between Inventory and Property, Plant and Equipment. These reclassifications are not material and had no effect on previously reported consolidated Net Earnings (Loss) or Shareholders' Equity.

These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We will adopt the remaining guidance on January 1, 2011. The adoption of the required guidance did not have an impact on our financial position, results of operations, or disclosures. We do not expect that the adoption of the remaining guidance will have an impact on our financial position, results of operations, or disclosures.

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

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

A reconciliation of the beginning and ending liability balances is as follows:

Severance, Early Retirement and Related Costs
2008 workforce reduction action	$14,261
Cash payments	(355)
Foreign currency adjustments	5
Balance as of December 31, 2008	13,911
Cash payments	(11,206)
Foreign currency adjustments	(56)
Adjustment of accrual	(2,003)
Balance as of December 31, 2009	646
Cash payments	(9)
Foreign currency adjustments	(19)
Adjustment of accrual	(7)
Balance as of March 31, 2010	611

The 2009 change in estimate was primarily the result of an adjustment during the first quarter of 2009 due to lower than anticipated severance costs in Europe both on an employee settlement basis and also the opportunity to eliminate open positions due to employee turnover thereby avoiding some severance payments.

4.	Acquisitions and Divestitures

Acquisitions

On February 27, 2009, we acquired certain assets of Applied Cleansing Solutions Pty Ltd ("Applied Cleansing"), a long-term importer and distributor for Green Machines™ products in Australia and New Zealand, in a business combination for an initial purchase price of $379 in cash. This acquisition provides us with the opportunity to accelerate our growth in the city cleaning business within the Asia Pacific region. The purchase agreement also provided for additional contingent consideration to be paid for each of the four quarters following the acquisition date if certain future revenue targets were met. As of March 31, 2010, we have paid the first three quarterly payments following the acquisition date and the last payment will be made in the second quarter of 2010. There was no material difference between our original estimate recorded for contingent consideration of approximately $208 and the amounts paid and the pending payment in the second quarter of 2010.

The components of the purchase price of the business combination described above have been allocated as follows:

Current Assets	$339
Identified Intangible Assets	203
Total Assets Acquired	542
Current Liabilities	158
Total Liabilities Assumed	158
Net Assets Acquired	$384

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

5.	Inventories

Inventories are valued at the lower of cost or market. Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Inventories carried at LIFO:
Finished goods	$36,994	$36,528
Raw materials, production parts and work-in-process	14,421	16,210
LIFO reserve	(28,873)	(28,873)
Total LIFO inventories	22,542	23,865

Inventories carried at FIFO:
Finished goods	17,985	17,063
Raw materials, production parts and work-in-process	17,652	15,718
Total FIFO inventories	35,637	32,781
Total inventories	$58,179	$56,646

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets

The changes in the carrying value of Goodwill for the three months ended March 31, 2010 are as follows:
		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2009	$68,706	$(48,525)	$20,181
Additions (reductions)	(177)	-	(177)
Impairment losses	-	-	-
Foreign currency fluctuations	(3,088)	2,947	(141)
Balance as of March 31, 2010	$65,441	$(45,578)	$19,863

The balances of acquired Intangible Assets, excluding Goodwill, are as follows:

	Customer Lists
	and	Trade Name
	Service Contracts		Technology	Total
Balance as of March 31, 2010:
Original cost	$25,812	$4,752	$3,476	$34,040
Accumulated amortization	(5,275)	(651)	(985)	(6,911)
Carrying value	$20,537	$4,101	$2,491	$27,129
Weighted-average original life (in years)	14	14	11

Balance as of December 31, 2009:
Original cost	$27,018	$4,999	$3,684	$35,701
Accumulated amortization	(4,911)	(594)	(953)	(6,458)
Carrying value	$22,107	$4,405	$2,731	$29,243
Weighted-average original life (in years)	14	14	11

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

The net reduction of Goodwill during the first three months of 2010 was a result of recording a portion of the Shanghai ShenTan Mechanical and Electrical Equipment Co. Ltd. (“Shanghai ShenTan”) earn-out, offset by the finalization of the valuation of the customer list acquired with the Applied Cleansing acquisition. The Applied Cleansing customer list has a useful life of 8 years.

Amortization expense on Intangible Assets for the three months ended March 31, 2010 and 2009 was $792 and $688, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years is as follows:

Remaining 2010	$2,266
2011	3,020
2012	2,519
2013	2,400
2014	2,257
Thereafter	14,667
Total	$27,129

7.	Debt

Debt outstanding is summarized as follows:

	March 31,	December 31,
	2010	2009
Short-Term Borrowings:
Bank borrowings	$7	$7
Long-Term Debt:
Bank borrowings	$147	$174
Credit facility borrowings	25,000	25,000
Collateralized borrowings	1,080	1,342
Capital lease obligations	6,821	7,688
Total Long-Term Debt	33,048	34,204
Less: current portion	3,897	4,012
Long-Term Portion	$29,151	$30,192

As of March 31, 2010, we had committed lines of credit totaling $133,920 and uncommitted lines of credit totaling $80,000. There was $25,000 in outstanding borrowings under our JPMorgan facility and no borrowings under any other facilities as of March 31, 2010. In addition, we had stand alone letters of credit of $1,851 outstanding and bank guarantees in the amount of $939. Commitment fees on unused lines of credit for the three months ended March 31, 2010 were $94.

Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in the Shelf Agreement with Prudential, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2010, our indebtedness to EBITDA ratio was 0.76 to 1 and our EBITDA to interest expense ratio was 18.32 to 1.

Credit Facilities

JPMorgan Chase Bank, National Association

Our June 19, 2007 Credit Agreement (the “Credit Agreement”), as amended from time to time, with our bank group led by JPMorgan Chase Bank, National Association (“JPMorgan”), provides us and certain of our foreign subsidiaries access to a $125,000 revolving credit facility until June 19, 2012. Borrowings may be denominated in U.S. dollars or certain other currencies. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions. If we obtain additional indebtedness as permitted under the agreement, to the extent that any revolving loans under the Credit Agreement are then outstanding, we are required to prepay the revolving loans in an amount equal to 100% of the proceeds from the additional indebtedness. Additionally, proceeds over $25,000 and under $35,000 will reduce the revolver commitment on a 50% dollar for dollar basis and proceeds over $35,000 will reduce the revolver commitment on a 100% dollar for dollar basis. The Credit Agreement limits the payment of dividends and repurchases of stock in fiscal years after 2009 to an amount ranging from $12,000 to $40,000 based on our leverage ratio after giving effect to such payments. The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity.

We were in compliance with all covenants under the Credit Agreement as of March 31, 2010. There was $25,000 in outstanding borrowings under this facility as of March 31, 2010, with a weighted average interest rate of 2.45%.

Prudential Investment Management, Inc.

On July 29, 2009, we entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto. The Shelf Agreement provides us and our subsidiaries access to an uncommitted, senior secured, maximum aggregate principal amount of $80,000 of debt capital. The Shelf Agreement contains representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and merge or consolidate with another entity. The Shelf Agreement limits the payment of dividends or repurchases of stock in fiscal years after 2009 to an amount ranging from $12,000 to $40,000 based on our leverage ratio after giving effect to such payments.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

As of March 31, 2010, there was no balance outstanding on this facility and therefore no requirement to be in compliance with the financial covenants under this facility. However, the financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of March 31, 2010. Should notes be issued under the Shelf Agreement, such notes will be pari passu with outstanding debt under the Credit Agreement.

ABN AMRO Bank N.V.

We have a revolving credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) of 5,000 Euros, or approximately $6,755, for general working capital purposes. Borrowings under this facility incur interest generally at a rate of 1.25% over the ABN AMRO base rate as calculated daily on the cleared account balance. This facility may also be used for short-term loans up to 3,000 Euros, or $4,053. The terms and conditions of these loans would be incorporated in a separate short-term loan agreement at the time of the transaction. As of March 31, 2010, bank guarantees of $939 reduced the amount available on this credit facility to $5,816.

Bank of America, National Association

On August 17, 2009, we renewed our revolving credit facility with Bank of America, National Association, Shanghai Branch. This agreement will expire on August 28, 2010 and is denominated in renminbi (“RMB”) in the amount of 13,400 RMB, or approximately $1,963, and is available for general corporate purposes, including working capital needs of our China location. As part of the March 4, 2009 amendment to the Credit Agreement with JPMorgan, this facility with Bank of America was secured with the same assets as noted above under the JPMorgan section. The interest rate on borrowed funds is equal to the People’s Bank of China’s base rate. This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued. There was no balance outstanding on this facility at March 31, 2010.

8.	Warranty

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

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

The changes in the warranty liability balance for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31
	2010	2009
Beginning balance	$5,985	$6,018
Additions charged to expense	3,002	1,436
Acquired liabilities	-	17
Foreign currency fluctuations	(69)	(68)
Claims paid	(2,008)	(1,868)
Ending balance	$6,910	$5,535

9.	Fair Value of Financial Instruments and Derivatives

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

▪	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements at March 31, 2010 are as follows:

	Fair				Valuation
	Value	Level 1	Level 2	Level 3	Technique
Assets:
Applied Cleansing customer list	$203	$-	$-	$203	(c)
Total Assets	$203	$-	$-	$203
Liabilities:
Foreign currency forward exchange contracts	$382	$-	$382	$-	(a)
Total Liabilities	$382	$-	$382	$-

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The valuation techniques are identified in the table above and are as follows:

(a)	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

(b)	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

(c)	Income approach: Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. As of March 31, 2010 and 2009, the fair values of such contracts outstanding were net losses of $382 and $596, respectively. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated net assets and liabilities are recognized in Other Income (Expense) under Net Foreign Currency Transaction Losses within the Condensed Consolidated Statements of Operations. At March 31, 2010 and 2009, the notional amounts of foreign currency forward exchange contracts outstanding were $50,712 and $57,463, respectively.

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

10.	Retirement Benefit Plans

As of March 31, 2010, we had four defined benefit pension plans and a postretirement medical plan, which are described in Note 11 of the 2009 Annual Report on Form 10-K. We have contributed $59 and $427 during the first quarter of 2010 to our pension plans and to our postretirement medical plan, respectively.

The components of the net periodic benefit cost for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31
	2010	2009
Pension Benefits:
Service cost	$174	$201
Interest cost	568	593
Expected return on plan assets	(622)	(734)
Recognized actuarial (gain) loss	5	(12)
Amortization of transition (asset) obligation	-	(5)
Amortization of prior service cost	139	139
Foreign currency	(69)	(33)
Net periodic benefit cost	$195	$149

Postretirement Medical Benefits:
Service cost	$36	$36
Interest cost	193	207
Amortization of prior service cost	(145)	(145)
Amortization of net actuarial (gain) loss	37	-
Net periodic benefit cost	$121	$98

11.	Comprehensive Income (Loss)

We report Accumulated Other Comprehensive Income (Loss) as a separate item in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheets. Comprehensive Income (Loss) is comprised of Net Earnings (Loss) and Other Comprehensive Income (Loss). For the three months ended March 31, 2010 and 2009, Other Comprehensive Income (Loss) consisted of foreign currency translation adjustments and amortization and remeasurement of pension items.

The reconciliations of Net Earnings (Loss) to Comprehensive Income (Loss) are as follows:

	Three Months Ended
	March 31
	2010	2009
Net Earnings (Loss)	$4,091	$(41,746)
Foreign currency translation adjustments	2,958	(2,599)
Pension adjustments	(31)	(24)
Comprehensive Income (Loss)	$7,018	$(44,369)

12.	Commitments and Contingencies

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of March 31, 2010,

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $8,049, of which we have guaranteed $6,487. As of March 31, 2010, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $759 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

On November 9, 2009 we entered into a purchase agreement with a third-party manufacturer. Under this agreement we have a minimum purchase obligation of $1,580 through 2012. The remaining commitment under this agreement as of March 31, 2010 was $1,580.

13.	Income Taxes

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2007 and with limited exceptions, state and foreign income tax examinations for taxable years before 2004.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense (Benefit). Included in the net liability of $7,210 for unrecognized tax benefits as of March 31, 2010 was approximately $490 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2010 was $4,239. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense (Benefit).

Unrecognized tax benefits were also reduced by $266 for expiration of statute of limitations in various jurisdictions and resolution of other tax matters during the quarter.

We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2005 to 2008 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

14.	Stock-Based Compensation

The following table presents the components of stock-based compensation expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31
	2010	2009
Stock options and stock appreciation rights	$270	$107
Restricted share awards	185	194
Share-based liabilities	15	(15)
Total stock-based compensation expense	$470	$286

During the first three months of 2010 we granted 23,446 restricted shares. The weighted average grant date fair value of each share awarded was $24.21. Restricted share awards typically have a two or three year vesting period from the effective date of grant. The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was $39 and $133, respectively.

TENNANT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

15.	Earnings (Loss) Per Share Computations

The computations of Basic and Diluted Earnings (Loss) per Share are as follows:

	Three Months Ended
	March 31
	2010	2009
Numerator:
Net Earnings (Loss)	$4,091	$(41,746)
Denominator:
Basic - weighted average outstanding shares	18,682,335	18,262,257
Effect of dilutive securities:
Employee stock options	408,088	-
Diluted - weighted average outstanding shares	19,090,423	18,262,257
Basic Earnings (Loss) per Share	$0.22	$(2.29)
Diluted Earnings (Loss) per Share	$0.21	$(2.29)

Excluded from the dilutive securities shown above were options to purchase 264,693 and 1,257,904 shares of Common Stock during the three months ended March 31, 2010 and 2009, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

16.	Segment Reporting

We are organized into four operating segments: North America; Latin America; Europe, Middle East, Africa; and Asia Pacific. We combine our North America and Latin America operating segments into the “Americas” for reporting Net Sales by geographic area. In accordance with the objective and basic principles of the applicable accounting guidance, we aggregate our operating segments into one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces.

The following table sets forth Net Sales by geographic area (net of intercompany sales):

	Three Months Ended
	March 31
	2010	2009
Americas	$92,684	$76,989
Europe, Middle East, Africa	43,006	41,087
Asia Pacific	14,416	10,571
Total	$150,106	$128,647

17.	Related Party Transactions

During the first quarter of 2008, we acquired Applied Sweepers, Ltd. (“Applied Sweepers”) and Sociedade Alfa Ltda. (“Alfa”) and entered into lease agreements for certain properties owned by or partially owned by the former owners of these entities. These individuals are now current employees of Tennant. Lease payments made under these lease agreements are not material to our financial position or results of operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, healthier world. We provide equipment, parts and consumables and specialty surface coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are primarily located in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Net Earnings for the first quarter of 2009 were $4.1 million, or $0.21 per diluted share, compared to a Net Loss of $41.7 million, or $2.29 per diluted share, in the first quarter of 2009. Net Earnings during the 2010 first quarter were favorably impacted by increased Net Sales, driven primarily by increased equipment unit volume. Net Earnings were also favorably impacted by improved margins, driven primarily by increased productivity in our manufacturing facilities as a result of the unit volume increase in production.

Historical Results

The following compares the historical results of operations for the three month periods ended March 31, 2010 and 2009 and as a percentage of Net Sales (dollars in thousands, except per share data):

	Three Months Ended
	March 31
	2010	%	2009	%
Net Sales	$150,106	100.0	$128,647	100.0
Cost of Sales	86,346	57.5	75,922	59.0
Gross Profit	63,760	42.5	52,725	41.0
Operating Expense:
Research and Development Expense	5,536	3.7	5,692	4.4
Selling and Administrative Expense	51,730	34.5	45,460	35.3
Goodwill Impairment Charge	-	-	43,363	33.7
Total Operating Expense	57,266	38.2	94,515	73.5
Profit (Loss) from Operations	6,494	4.3	(41,790)	(32.5)
Other Income (Expense):
Interest Income	45	-	111	0.1
Interest Expense	(433)	(0.3)	(652)	(0.5)
Net Foreign Currency Transaction Losses	(186)	(0.1)	(361)	(0.3)
ESOP Income	-	-	243	0.2
Other Income, Net	-	-	20	-
Total Other Expense, Net	(574)	(0.4)	(639)	(0.5)

Profit (Loss) Before Income Taxes	5,920	3.9	(42,429)	(33.0)
Income Tax Expense (Benefit)	1,829	1.2	(683)	(0.5)
Net Earnings (Loss)	$4,091	2.7	$(41,746)	(32.5)
Earnings (Loss) per Diluted Share	$0.21		$(2.29)

Net Sales

Consolidated Net Sales for the first quarter of 2010 totaled $150.1 million, a 16.7% increase compared to consolidated Net Sales of $128.6 million in the first quarter of 2009.

The components of the change in consolidated Net Sales in the first three months of 2010 as compared to the same periods in 2009 were as follows:

% Change from 2009 for the
Three Months Ended
Growth Elements	March 31, 2010
Organic Growth:
Volume	12%
Price	-
Organic Growth	12%
Foreign Currency	5%
Total	17%

The 16.7% increase in consolidated Net Sales in the first quarter of 2010 from 2009 was primarily driven by:

●	an organic sales increase of 12%, excluding the effects of acquisitions and foreign currency exchange, due to volume growth in equipment; and
●	a favorable direct foreign currency exchange impact of approximately 5%.

The following table sets forth the Net Sales by geographic area for the three month periods ended March 31, 2010 and 2009 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended
	March 31
	2010	2009	%
Americas	$92,684	$76,989	20.4
Europe, Middle East and Africa	43,006	41,087	4.7
Asia Pacific	14,416	10,571	36.4
Total	$150,106	$128,647	16.7

Americas

Net Sales in the Americas were $92.7 million for the first quarter of 2010, an increase of 20.4% from the first quarter of 2009. Net Sales benefited by approximately 18% from sales volume increases, primarily scrubbers equipped with our ec-H2O™ technology. The direct impact of foreign currency translation exchange effects within the Americas favorably impacted Net Sales by approximately 2% during the first quarter of 2010.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales increased 4.7% to $43.0 million for the first quarter of 2010 as compared to the first quarter of 2009. An organic sales decline of approximately 2% in the first quarter of 2010 when compared to the same period last year was primarily due to a decline in equipment unit volumes as first quarter 2009 included two large customer orders which did not reoccur in the first quarter of 2010. Favorable direct foreign currency exchange fluctuations increased Net Sales by approximately 7% in the first quarter of 2010.

Asia Pacific

Net Sales in this market for the first quarter of 2010 totaled $14.4 million, an increase of 36.4% as compared to the first quarter of 2009. Organic growth of approximately 18% in Net Sales was driven by growth in equipment unit volume in both the China market as well as Australia. Favorable direct foreign currency translation exchange effects increased Net Sales by approximately 18% in the 2010 first quarter.

Gross Profit

Gross Profit margin was 42.5% for the first quarter of 2010 compared with 41.0% in the first quarter of 2009. Gross margin increased by 150 basis points due to the favorable impacts of foreign currency and increased productivity in our manufacturing facilities as well as improved leverage of our fixed costs, as a result of increased unit sales in the quarter.

Operating Expense

Research & Development Expense

Research and Development (“R&D”) Expense in the first quarter of 2010 was $5.5 million as compared with $5.7 million in the first quarter of 2009. Although R&D Expense was essentially flat, R&D Expense as a percentage of Net Sales was 3.7% for the first quarter of 2010 compared to 4.4% in the comparable quarter last year due to increased Net Sales in the first quarter of 2010.

Selling & Administrative Expense

Selling and Administrative (“S&A”) Expense in the first quarter of 2010 was $51.7 million as compared to $45.5 million in the first quarter of 2009. Higher incentives as a result of improved operating performance and higher variable costs stemming from higher sales increased S&A Expense as compared to the prior year first quarter. S&A Expense as a percentage of Net Sales was 34.5% for the first quarter of 2010, down from 35.3% in the comparable 2009 quarter due to increased Net Sales in the first quarter of 2010.

Goodwill Impairment Charge

During the first quarter of 2009, we recorded a non-cash pretax Goodwill Impairment Charge of $43.4 million related to our EMEA reporting unit. Only $3.8 million of this charge was tax deductible.

Other Income (Expense), Net

Interest Income

Interest Income decreased $0.1 million in the first quarter of 2010 as compared to the same period in 2009. The decrease between 2010 and 2009 mainly reflects the impact of no ESOP interest income as the ESOP loan matured on December 31, 2009.

Interest Expense

Interest Expense was $0.4 million in the first quarter of 2010, a decrease of $0.2 million from 2009. The decline in interest expense between periods was primarily due to a lower level of borrowings against our revolving credit facility.

Net Foreign Currency Transaction Losses

Net foreign currency losses in the first quarter of 2010 were $0.2 million, a decrease of $0.2 million as compared to the same period in the prior year. The net favorable change from the prior year of foreign currency losses in the first quarter of 2010 was due to fluctuations in foreign currency rates in the normal course of business.

ESOP Income

There was no ESOP Income in the first quarter of 2010 as compared to $0.2 million in the first quarter of 2009. On December 31, 2009, the term for this ESOP program expired.

Other Income (Expense), Net

There was no significant change in Other Expense, Net in the first quarter of 2010 as compared to the same period in 2009.

Income Taxes

In the 2010 first quarter, the overall effective tax rate was 30.9 percent. Our base tax rate, which excludes discrete tax items, was 36.1 percent and we had discrete net favorable tax items of about $0.3 million. Our base tax rate does not yet include any benefit for federal R&D tax credits, as we are not allowed to consider these credits in our tax rate until they are formally reenacted. Our base tax rate in any given year can change based on the mix of earnings by country.

The effective tax rate in the first quarter of the prior year was negative 1.6%. The tax expense for the prior year first quarter included a $1.1 million tax benefit associated with the $43.4 million impairment of goodwill, materially impacting the overall effective tax rate. Excluding the tax benefit associated with the goodwill impairment, the prior year first quarter effective tax rate would have been 41.9%.

The decrease in the effective tax rate as compared to the first quarter of the prior year, excluding the tax benefit associated with the goodwill impairment, was primarily related to the mix in expected full year taxable earnings by country, expiration of statute of limitations in various jurisdictions and resolution of other tax matters during the quarter.

Liquidity and Capital Resources

Liquidity

Cash and Cash Equivalents totaled $27.3 million at March 31, 2010, compared to $18.1 million at December 31, 2009. We believe that the combination of internally generated funds and present capital resources are more than sufficient to meet our cash requirements for the next twelve months. Our debt-to-capital ratio was 15.2% and 15.7% at March 31, 2010 and December 31, 2009, respectively.

Cash Flow Summary

Cash provided by (used for) our operating, investing and financing activities is summarized as follows (dollars in thousands):

	Three Months Ended
	March 31
	2010	2009
Operating Activities	$14,101	$11,322
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(1,778)	(3,710)
Acquisitions of Businesses, Net of Cash Acquired	26	(2,295)
Financing Activities	(2,669)	(7,627)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(469)	(276)
Net Increase (Decrease) in Cash and Cash Equivalents	$9,211	$(2,586)

Operating Activities

Operating activities provided $14.1 million of cash for the three months ended March 31, 2010. Cash provided by operating activities was driven primarily by reductions in receivables and $4.1 million of Net Earnings during the quarter, partially offset by increased use of cash for payments of Employee Compensation and Benefit liabilities.

Operating activities provided $11.3 million of cash for the three months ended March 31, 2009. Cash provided by operating activities was driven primarily by reductions in receivables during the quarter, partially offset by increased accrued expenses.

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

	March 31, 2010	December 31, 2009	March 31, 2009
DSO	67	67	75
DIOH	93	87	121

As of March 31, 2010, DSO decreased 8 days as compared to March 31, 2009 due to increased Net Sales as well as our continued focus on proactively managing receivables by enforcing tighter credit limits and collecting past due balances. As of March 31, 2010, there was no change in DSO as compared to December 31, 2009.

As of March 31, 2010, DIOH decreased 28 days compared to March 31, 2009 due to increased Net Sales in the first quarter of 2010 as compared to the first quarter of 2009 as well as a lower inventory balance due to our inventory reduction initiatives. As of March 31, 2010, DIOH increased 6 days compared to December 31, 2009, primarily due to slightly higher inventory and lower Net Sales in the first quarter of 2010 as compared to the fourth quarter of 2009.

Investing Activities

Investing activities during the three months ended March 31, 2010 used $1.8 million in cash. Investing activities included net capital expenditures of $1.8 million. Investments in capital expenditures included technology upgrades, tooling related to new product development, and manufacturing equipment.

Investing activities during the three months ended March 31, 2009 used $6.0 million in cash. Investing activities included net capital expenditures of $3.7 million and $2.3 million related to acquisition of businesses. Investments in capital expenditures included technology upgrades, tooling related to new product development and investments in our Minnesota facilities to complete the new global R&D center of excellence to support new product innovation efforts. The $2.3 million related to acquisitions was primarily comprised of the earn-out payment for our February 29, 2008 acquisition of Alfa.

Financing Activities

Net cash used by financing activities was $2.7 million during the first three months of 2010, primarily from $2.6 million in dividend payments and a $1.1 million repayment of Long-Term Debt, partially offset by $0.9 from the issuance of common stock and a $0.1 tax benefit on stock plans.

Net cash used by financing activities was $7.6 million during the first three months of 2009, primarily from repayments of Long-Term Debt of $5.1 million and $2.4 million in dividends paid.

Indebtedness

As of March 31, 2010, we had committed lines of credit totaling $133.9 million and uncommitted lines of credit totaling $80.0 million. There was $25.0 million in outstanding borrowings under our JPMorgan facility and no borrowings under any other facilities as of March 31, 2010. In addition, we had stand alone letters of credit of $1.9 million outstanding and bank guarantees in the amount of $0.9 million. Commitment fees on unused lines of credit for the three months ended March 31, 2010 were $0.1 million.

Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in the Shelf Agreement with Prudential, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2010, our indebtedness to EBITDA ratio was 0.76 to 1 and our EBITDA to interest expense ratio was 18.32 to 1.

JPMorgan Chase Bank, National Association

Our June 19, 2007 Credit Agreement (the “Credit Agreement”), as amended from time to time, with our bank group led by JPMorgan Chase Bank, National Association (“JPMorgan”), provides us and certain of our foreign subsidiaries access to a $125.0 million revolving credit facility until June 19, 2012. Borrowings may be denominated in U.S. dollars or certain other currencies. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions. If we obtain additional indebtedness as permitted under the agreement, to the extent that any revolving loans under the Credit Agreement are then outstanding we are required to prepay the revolving loans in an amount equal to 100% of the proceeds from the additional indebtedness. Additionally, proceeds over $25.0 million and under $35.0 million will reduce the revolver commitment on a 50% dollar for dollar basis and proceeds over $35.0 million will reduce the revolver commitment on a 100% dollar for dollar basis. The Credit Agreement limits the payment of dividends and repurchases of stock in fiscal years after 2009 to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments. The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity.

As of March 31, 2010 we were in compliance with all covenants under the Credit Agreement. There was $25.0 million in outstanding borrowings under this facility at March 31, 2010, with a weighted average interest rate of 2.45%.

Prudential Investment Management, Inc.

On July 29, 2009, we entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto. The Shelf Agreement provides us and our subsidiaries access to an uncommitted, senior secured, maximum aggregate principal amount of $80.0 million of debt capital. The Shelf Agreement contains representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and merge or consolidate with another entity. The Shelf Agreement limits the payment of dividends or repurchases of stock in fiscal years after 2009 to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments.

As of March 31, 2010, there was no balance outstanding on this facility and therefore no requirement to be in compliance with the financial covenants under this facility. However, the financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of March 31, 2010. Should notes be issued under the Shelf Agreement, such notes will be pari passu with outstanding debt under the Credit Agreement.

ABN AMRO Bank N.V.

We have a revolving credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) of 5.0 million Euros, or approximately $6.8 million, for general working capital purposes. Borrowings under this facility incur interest generally at a rate of 1.25% over the ABN AMRO base rate as calculated daily on the cleared account balance. This facility may also be used for short-term loans up to 3.0 million Euros, or $4.1 million. The terms and conditions of these loans would be incorporated in a separate short-term loan agreement at the time of the transaction. As of March 31, 2010, bank guarantees of $0.9 million reduced the amount available on this credit facility to $5.8 million.

Bank of America, National Association

On August 17, 2009, we renewed our revolving credit facility with Bank of America, National Association, Shanghai Branch. This agreement will expire on August 28, 2010 and is denominated in renminbi (“RMB”) in the amount of 13.4 million RMB, or approximately $2.0 million, and is available for general corporate purposes, including working capital needs of our China location. As part of the March 4, 2009 amendment to the Credit Agreement with JPMorgan, this facility with Bank of America was secured with the same assets as noted above under the JPMorgan section. The interest rate on borrowed funds is equal to the People’s Bank of China’s base rate. This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued. There was no balance outstanding on this facility at March 31, 2010.

Contractual Obligations

There have been no material changes with respect to contractual obligations as disclosed in our 2009 Annual Report on Form 10-K.

Newly Issued Accounting Guidance

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued new guidance that sets forth the requirement that must be met for an entity to recognize revenue for the sale of a delivered item that is part of a multiple-element arrangement when other elements have not yet been delivered. The new guidance is effective for fiscal years beginning on or after June 15, 2010 and therefore we will adopt this guidance on January 1, 2011. We are currently evaluating the impact the adoption of the new guidance will have on our Consolidated Financial Statements.

Fair Value Measurements and Disclosures
In January 2010, the Financial Accounting Standards Board (“FASB”) updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We will adopt the remaining guidance on January 1, 2011. The adoption of the required guidance did not have an impact on our financial position, results of operations, or disclosures. We do not expect that the adoption of the remaining guidance will have an impact on our financial position, results of operations, or disclosures.

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

For additional information about factors that could materially affect Tennant’s results, please see our other Securities and Exchange Commission filings, including the “Risk Factors” section of our 2009 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk since December 31, 2009. For additional information, refer to Item 7A of our 2009 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended March 31, 2010 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in our 2009 Annual Report on Form 10-K.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2007, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs. Our March 4, 2009 amendment to our Credit Agreement limits the payment of dividends and repurchases of stock in fiscal years 2010 to 2012 to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments.

			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

	Total Number of Shares			Maximum Number of Shares that May Yet
For the Quarter Ended		Average Price
March 31, 2010	Purchased (1)	Paid Per Share		Be Purchased
January 1 - 31, 2010	11	$27.53	-	288,874
February 1 - 28, 2010	-	-	-	288,874
March 1 - 31, 2010	856	25.50	-	288,874
Total	867	$25.52	-	288,874

(1) Includes 867 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options or restricted stock under employee compensation plans.

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

TENNANT COMPANY

Date:	April 28, 2010	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	April 28, 2010	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)