Form 10-Q
period 2010-06-30
TENNANT CO
filed 2010-08-03
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of July 29, 2010, there were 18,991,806 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net Sales	$166,137	$148,578	$316,242	$277,225
Cost of Sales	94,594	88,479	180,940	164,401
Gross Profit	71,543	60,099	135,302	112,824
Operating Expense:
Research and Development Expense	6,408	5,679	11,944	11,371
Selling and Administrative Expense	54,506	49,012	106,236	94,471
Goodwill Impairment Charge	-	-	-	43,363
Total Operating Expense	60,914	54,691	118,180	149,205
Profit (Loss) from Operations	10,629	5,408	17,122	(36,381)
Other Income (Expense):
Interest Income	31	95	77	205
Interest Expense	(396)	(912)	(828)	(1,564)
Net Foreign Currency Transaction (Losses) Gains	(375)	153	(562)	(208)
ESOP Income	-	245	-	488
Other Income (Expense), Net	58	(68)	58	(48)
Total Other Expense, Net	(682)	(487)	(1,255)	(1,127)

Profit (Loss) Before Income Taxes	9,947	4,921	15,867	(37,508)
Income Tax Expense	3,772	1,914	5,601	1,231
Net Earnings (Loss)	$6,175	$3,007	$10,266	$(38,739)

Earnings (Loss) per Share:
Basic	$0.33	$0.16	$0.55	$(2.10)
Diluted	$0.32	$0.16	$0.53	$(2.10)

Weighted Average Shares Outstanding:
Basic	18,789,530	18,543,375	18,736,228	18,403,593
Diluted	19,302,802	18,716,769	19,205,678	18,403,593

Cash Dividend Declared per Common Share	$0.14	$0.13	$0.28	$0.26

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except shares and per share data)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$34,489	$18,062
Accounts Receivable, less Allowances of $4,930 and $5,077, respectively	112,400	121,203
Inventories	62,390	56,646
Prepaid Expenses	9,657	10,295
Deferred Income Taxes, Current Portion	9,370	9,362
Other Current Assets	1	344
Total Current Assets	228,307	215,912
Property, Plant and Equipment	280,995	287,915
Accumulated Depreciation	(191,601)	(190,698)
Property, Plant and Equipment, Net	89,394	97,217
Deferred Income Taxes, Long-Term Portion	5,999	7,911
Goodwill	19,764	20,181
Intangible Assets, Net	25,240	29,243
Other Assets	6,909	7,262
Total Assets	$375,613	$377,726
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$3,938	$4,012
Short-Term Borrowings	-	7
Accounts Payable	49,894	42,658
Employee Compensation and Benefits	22,391	28,092
Income Taxes Payable	3,890	3,982
Other Current Liabilities	34,451	37,401
Total Current Liabilities	114,564	116,152
Long-Term Liabilities:
Long-Term Debt	28,439	30,192
Employee-Related Benefits	30,480	31,848
Deferred Income Taxes, Long-Term Portion	4,495	7,417
Other Liabilities	7,199	7,838
Total Long-Term Liabilities	70,613	77,295
Total Liabilities	185,177	193,447
Commitments and Contingencies (Note 12)

Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,970,612 and 18,750,828 shares issued and outstanding, respectively	7,114	7,032
Additional Paid-In Capital	8,952	7,772
Retained Earnings	201,307	192,584
Accumulated Other Comprehensive Loss	(26,937)	(23,109)
Total Shareholders’ Equity	190,436	184,279
Total Liabilities and Shareholders’ Equity	$375,613	$377,726

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 30
	2010	2009
OPERATING ACTIVITIES
Net Earnings (Loss)	$10,266	$(38,739)
Adjustments to Net Earnings (Loss) to Arrive at Operating Cash Flow:
Depreciation	9,179	9,928
Amortization	1,563	1,445
Deferred Tax (Benefit) Expense	(1,539)	431
Goodwill Impairment Charge	-	43,363
Stock-Based Compensation Expense	1,388	796
ESOP Expense	-	154
Tax Benefit on ESOP	-	4
Allowance for Doubtful Accounts and Returns	856	530
Other, Net	(14)	(87)
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	7,684	14,482
Inventories	(9,775)	7,014
Accounts Payable	8,013	8,090
Employee Compensation and Benefits	(5,315)	(1,629)
Other Current Liabilities	1,255	(8,444)
Income Taxes Payable/Prepaid	3,160	7,005
Other Assets and Liabilities	(2,341)	(1,765)
Net Cash Provided by Operating Activities	24,380	42,578
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(4,195)	(6,673)
Proceeds from Disposals of Property, Plant and Equipment	468	262
Acquisition of Businesses, Net of Cash Acquired	(26)	(2,117)
Net Cash Used for Investing Activities	(3,753)	(8,528)
FINANCING ACTIVITIES
Change in Short-Term Borrowings, Net	(7)	(2)
Payment of Long-Term Debt	(2,055)	(42,333)
Proceeds from Issuance of Common Stock	3,093	7
Tax Benefit on Stock Plans	800	(417)
Dividends Paid	(5,284)	(4,806)
Net Cash Used for Financing Activities	(3,453)	(47,551)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(747)	308
Net Increase (Decrease) in Cash and Cash Equivalents	16,427	(13,193)
Cash and Cash Equivalents at Beginning of Period	18,062	29,285
Cash and Cash Equivalents at End of Period	$34,489	$16,092
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Period for:
Income Taxes	$3,675	$(6,013)
Interest	$793	$1,445
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$1,924	$2,684
Collateralized Borrowings Incurred for Operating Lease Equipment	$691	$1,828

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) requirements for interim reporting, which allows certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America to be condensed or omitted. In our opinion, the Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of our financial position and results of operations.

These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We will adopt the remaining guidance on January 1, 2011. The adoption of the required guidance did not have an impact on our financial position or results of operations. We do not expect that the adoption of the remaining guidance will have an impact on our financial position or results of operations.

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

A reconciliation of the beginning and ending liability balances is as follows:

Severance, Early Retirement and Related Costs
2008 workforce reduction action	$14,261
Cash payments	(355)
Foreign currency adjustments	5
Balance as of December 31, 2008	13,911
Cash payments	(11,206)
Foreign currency adjustments	(56)
Adjustment of accrual	(2,003)
Balance as of December 31, 2009	646
Cash payments	(29)
Foreign currency adjustments	(74)
Adjustment of accrual	(38)
Balance as of June 30, 2010	505

The 2009 adjustment of accrual was primarily the result of an adjustment during the first quarter of 2009 due to lower than anticipated severance costs in Europe both on an employee settlement basis and also the opportunity to eliminate open positions due to employee turnover thereby avoiding some severance payments.

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

4.	Acquisitions

On February 27, 2009, we acquired certain assets of Applied Cleansing Solutions Pty Ltd ("Applied Cleansing"), a long-term importer and distributor for Green Machines™ products in Australia and New Zealand, in a business combination for an initial purchase price of $379 in cash. This acquisition provides us with the opportunity to accelerate our growth in the city cleaning business within the Asia Pacific region. The purchase agreement also provided for additional contingent consideration to be paid for each of the four quarters following the acquisition date if certain future revenue targets were met. As of June 30, 2010, we have paid all four quarterly payments following the acquisition date. There was no material difference between our original estimate recorded for contingent consideration of approximately $208 and the amounts paid.

The components of the purchase price of the business combination described above have been allocated as follows:

Current Assets	$339
Identified Intangible Assets	203
Total Assets Acquired	542
Current Liabilities	158
Total Liabilities Assumed	158
Net Assets Acquired	$384

5.	Inventories

Inventories are valued at the lower of cost or market. Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Inventories carried at LIFO:
Finished goods	$40,694	$36,528
Raw materials, production parts and work-in-process	17,329	16,210
LIFO reserve	(28,873)	(28,873)
Total LIFO inventories	29,150	23,865

Inventories carried at FIFO:
Finished goods	16,197	17,063
Raw materials, production parts and work-in-process	17,043	15,718
Total FIFO inventories	33,240	32,781
Total inventories	$62,390	$56,646

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets

The changes in the carrying value of Goodwill for the six months ended June 30, 2010 are as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2009	$68,706	$(48,525)	$20,181
Adjustments	(177)	-	(177)
Impairment losses	-	-	-
Foreign currency fluctuations	(4,470)	4,230	(240)
Balance as of June 30, 2010	$64,059	$(44,295)	$19,764

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

The balances of acquired Intangible Assets, excluding Goodwill, are as follows:

	Customer Lists
	and	Trade
	Service Contracts	Name	Technology	Total
Balance as of June 30, 2010:
Original cost	$25,063	$4,359	$3,147	$32,569
Accumulated amortization	(5,683)	(676)	(970)	(7,329)
Carrying value	$19,380	$3,683	$2,177	$25,240
Weighted-average original life (in years)	14	14	11

Balance as of December 31, 2009:
Original cost	$27,018	$4,999	$3,684	$35,701
Accumulated amortization	(4,911)	(594)	(953)	(6,458)
Carrying value	$22,107	$4,405	$2,731	$29,243
Weighted-average original life (in years)	14	14	11

The net reduction of Goodwill during the first six months of 2010 was a result of recording a portion of the Shanghai ShenTan Mechanical and Electrical Equipment Co. Ltd. earn-out, offset by the finalization of the valuation of the customer list acquired with the Applied Cleansing acquisition. The Applied Cleansing customer list has a useful life of 8 years.

Amortization expense on Intangible Assets for the three and six months ended June 30, 2010 was $771 and $1,563, respectively. Amortization expense on Intangible Assets for the three and six months ended June 30, 2009 was $770 and $1,458, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years is as follows:

Remaining 2010	$1,445
2011	2,890
2012	2,400
2013	2,286
2014	2,157
Thereafter	14,062
Total	$25,240

7.	Debt

Debt outstanding is summarized as follows:

	June 30,	December 31,
	2010	2009
Short-Term Borrowings:
Bank borrowings	$-	$7
Long-Term Debt:
Bank borrowings	$136	$174
Credit facility borrowings	25,000	25,000
Collateralized borrowings	696	1,342
Capital lease obligations	6,545	7,688
Total Long-Term Debt	32,377	34,204
Less: current portion	3,938	4,012
Long-Term Portion	$28,439	$30,192

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

As of June 30, 2010, we had committed lines of credit totaling $133,274 and uncommitted lines of credit totaling $80,000. There was $25,000 in outstanding borrowings under our JPMorgan facility and no borrowings under any of our other facilities as of June 30, 2010. In addition, we had stand alone letters of credit of $2,014 outstanding and bank guarantees in the amount of $893. Commitment fees on unused lines of credit for the six months ended June 30, 2010 were $189.

Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in the Shelf Agreement with Prudential, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2010, our indebtedness to EBITDA ratio was 0.68 to 1 and our EBITDA to interest expense ratio was 25.04 to 1.

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

We were in compliance with all covenants under the Credit Agreement as of June 30, 2010. There was $25,000 in outstanding borrowings under this facility as of June 30, 2010, with a weighted average interest rate of 2.55%.

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

As of June 30, 2010, there was no balance outstanding on this facility and therefore no requirement to be in compliance with the financial covenants under this facility. However, the financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of June 30, 2010. Should notes be issued under the Shelf Agreement, such notes will be pari passu with outstanding debt under the Credit Agreement.

ABN AMRO Bank N.V.

We have a revolving credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) of 5,000 Euros, or approximately $6,115, for general working capital purposes. Borrowings under this facility incur interest generally at a rate of 1.25% over the ABN AMRO base rate as calculated daily on the cleared account balance. This facility may also be used for short-term loans up to 3,000 Euros, or $3,669. The terms and conditions of these loans would be incorporated in a separate short-term loan agreement at the time of the transaction. As of June 30, 2010, bank guarantees of $893 reduced the amount available on this credit facility to $5,222.

Bank of America, National Association

On August 17, 2009, we renewed our revolving credit facility with Bank of America, National Association, Shanghai Branch. This agreement will expire on August 28, 2010 and is denominated in renminbi (“RMB”) in the amount of 13,400 RMB, or approximately $1,977, and is available for general corporate purposes, including working capital needs of our China location. The interest rate on borrowed funds is equal to the People’s Bank of China’s base rate. This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued. There was no balance outstanding on this facility at June 30, 2010.

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

The changes in the warranty liability balance for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30
	2010	2009
Beginning balance	$5,985	$6,018
Additions charged to expense	5,183	3,481
Acquired liabilities	-	17
Foreign currency fluctuations	(158)	29
Claims paid	(4,370)	(3,896)
Ending balance	$6,640	$5,649

9.	Fair Value Measurements

Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures. The framework discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

▪	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at June 30, 2010 are as follows:

	Fair				Valuation
	Value	Level 1	Level 2	Level 3	Technique
Assets:
Applied Cleansing customer list	$203	$-	$-	$203	(a)
Total Assets	$203	$-	$-	$203
Liabilities:
Foreign currency forward exchange contracts	$270	$-	$270	$-	(b)
Total Liabilities	$270	$-	$270	$-

Assets and liabilities measured at fair value are based on one or more valuation techniques. The valuation techniques are identified in the table above and are as follows:

(a)
We used an internally developed discounted cash flow valuation model to value the Applied Cleansing customer list due to the relatively small value of this acquired intangible asset. Inputs for this valuation model were based on internally developed forecasts and assumptions.

(b)	Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. As of June 30, 2010 and 2009, the fair values of such contracts outstanding were a net loss of $270 and a net gain of $25, respectively. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated net assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense) under Net Foreign Currency Transaction (Losses) Gains within the Condensed Consolidated Statements of Operations. At June 30, 2010 and 2009, the notional amounts of foreign currency forward exchange contracts outstanding were $48,725 and $58,893, respectively.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for Cash and Cash Equivalents, Accounts Receivable, Other Current Assets, Accounts Payable and Other Current Liabilities approximate fair value.

The fair market value of our Long-Term Debt approximates cost, based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

10.	Retirement Benefit Plans

As of June 30, 2010, we had four defined benefit pension plans and a postretirement medical plan, which are described in Note 11 of the 2009 Annual Report on Form 10-K. We have contributed $57 and $190 during the second quarter of 2010 and $116 and $617 during the first six months of 2010 to our pension plans and to our postretirement medical plan, respectively.

The components of the net periodic benefit cost for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$167	$134	$14	$9	$25	$35
Interest cost	500	515	53	45	147	220
Expected return on plan assets	(583)	(677)	(37)	(25)	-	-
Amortization of net actuarial loss (gain)	6	(64)	-	-	-	-
Amortization of transition (asset) obligation	-	(5)	-	-	-	-
Amortization of prior service cost	138	138	-	-	(182)	(145)
Foreign currency	-	-	(68)	52	-	-
Net periodic (benefit) cost	$228	$41	$(38)	$81	$(10)	$110

	Six Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$328	$324	$27	$20	$61	$71
Interest cost	1,016	1,058	105	95	340	427
Expected return on plan assets	(1,169)	(1,382)	(73)	(54)	-	-
Amortization of net actuarial loss (gain)	11	(76)	-	-	-	-
Amortization of transition (asset) obligation	-	(10)	-	-	-	-
Amortization of prior service cost	277	277	-	-	(290)	(290)
Foreign currency	-	-	(137)	19	-	-
Net periodic (benefit) cost	$463	$191	$(78)	$80	$111	$208

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

11.	Comprehensive Income (Loss)

We report Accumulated Other Comprehensive Loss as a separate item in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheets. Comprehensive Income (Loss) is comprised of Net Earnings (Loss) and Other Comprehensive Income (Loss). For the three and six months ended June 30, 2010 and 2009, Other Comprehensive Income (Loss) consisted of foreign currency translation adjustments and amortization and remeasurement of pension items.

The reconciliations of Net Earnings (Loss) to Comprehensive Income (Loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net Earnings (Loss)	$6,175	$3,007	$10,266	$(38,739)
Foreign currency translation adjustments	3,011	6,199	5,969	3,599
Pension adjustments	(2,111)	240	(2,142)	217
Comprehensive Income (Loss)	$7,075	$9,446	$14,093	$(34,923)

12.	Commitments and Contingencies

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of June 30, 2010, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $7,292, of which we have guaranteed $5,901. As of June 30, 2010, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $1,001 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

13.	Income Taxes

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2007 and with limited exceptions, state and foreign income tax examinations for taxable years before 2004.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. Included in the net liability of $7,180 for unrecognized tax benefits as of June 30, 2010 was approximately $629 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2010 was $4,191. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.

Unrecognized tax benefits were reduced by $266 for expiration of statute of limitations in various jurisdictions and completion of state tax audits.

We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2005 to 2008 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

14.	Stock-Based Compensation

The following table presents the components of Stock-Based Compensation Expense for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30
	2010	2009
Stock options and stock appreciation rights	$901	$320
Restricted share awards	399	441
Share-based liabilities	88	35
Total stock-based compensation expense	$1,388	$796

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

During the first six months of 2010 we granted 32,321 restricted shares. The weighted average grant date fair value of each share awarded was $27.00. Restricted share awards typically have a two or three year vesting period from the effective date of grant. The total fair value of shares vested during the six months ended June 30, 2010 and 2009 was $67 and $532, respectively.

On April 28, 2010, the shareholders approved the 2010 Stock Incentive Plan (“2010 Plan”), which provides for stock option grants to our executives, key employees and non-employee Directors. A total of 1,000,000 shares were authorized for future awards under the 2010 Plan.

15.	Earnings (Loss) Per Share

The computations of Basic and Diluted Earnings (Loss) per Share are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Numerator:
Net Earnings (Loss)	$6,175	$3,007	$10,266	$(38,739)
Denominator:
Basic - Weighted Average Shares Outstanding	18,789,530	18,543,375	18,736,228	18,403,593
Effect of dilutive securities:
Employee stock options	513,272	173,394	469,450	-
Diluted - Weighted Average Shares Outstanding	19,302,802	18,716,769	19,205,678	18,403,593
Basic Earnings (Loss) per Share	$0.33	$0.16	$0.55	$(2.10)
Diluted Earnings (Loss) per Share	$0.32	$0.16	$0.53	$(2.10)

Excluded from the dilutive securities shown above were options to purchase 55,086 and 654,788 shares of Common Stock during the three months ended June 30, 2010 and 2009, respectively. Excluded from the dilutive securities shown above were options to purchase 291,012 and 907,374 shares of Common Stock during the six months ended June 30, 2010 and 2009, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

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

The following table sets forth Net Sales by geographic area (net of intercompany sales):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Americas	$107,584	$91,942	$200,267	$168,931
Europe, Middle East, Africa	41,578	45,544	84,584	86,631
Asia Pacific	16,975	11,092	31,391	21,663
Total	$166,137	$148,578	$316,242	$277,225

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

17.	Related Party Transactions

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

We have provided an exclusive technology license agreement to Activeion Cleaning Solutions, LLC (“Activeion”), a company in which a current employee of Tennant owns a minority interest. Royalties under this license agreement are not material to our financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, healthier world. We provide equipment, parts and consumables and specialty surface coatings to contract cleaners, end-user businesses, healthcare facilities, schools and local, state and federal governments. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are located in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Net Earnings for the second quarter of 2010 were $6.2 million, or $0.32 per diluted share, as compared to Net Earnings of $3.0 million, or $0.16 per diluted share, in the second quarter of 2009. Net Earnings during the 2010 second quarter were favorably impacted by increased Net Sales, chiefly driven by sales of scrubbers equipped with ec-H2O™ technology and sales to strategic accounts in the Americas. Net Earnings were also favorably impacted by a higher sales volume and our ongoing emphasis on leveraging our cost structure which also improved gross margins.

Net Earnings for the first six months of 2010 were $10.3 million, or $0.53 per diluted share, as compared to a Net Loss of $38.7 million, or a $2.10 loss per diluted share. Net Earnings during the first six months of 2010 were favorably impacted by increased Net Sales, driven primarily by increased equipment volume, continued tight spending controls and flexible production management. The Net Loss in the first six months of 2009 was primarily due to the non-cash pretax goodwill impairment charge of $43.4 million, or a $2.32 loss per diluted share, taken during the first quarter of 2009 as well as a significant decline in Net Sales due to unfavorable global economic conditions during 2009.

Historical Results

The following compares the historical results of operations for the three and six month periods ended June 30, 2010 and 2009 and as a percentage of Net Sales (dollars in thousands, except per share data):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2010	%	2009	%	2010	%	2009	%
Net Sales	$166,137	100.0	$148,578	100.0	$316,242	100.0	$277,225	100.0
Cost of Sales	94,594	56.9	88,479	59.6	180,940	57.2	164,401	59.3
Gross Profit	71,543	43.1	60,099	40.4	135,302	42.8	112,824	40.7
Operating Expense:
Research and Development Expense	6,408	3.9	5,679	3.8	11,944	3.8	11,371	4.1
Selling and Administrative Expense	54,506	32.8	49,012	33.0	106,236	33.6	94,471	34.1
Goodwill Impairment Charge	-	-	-	-	-	-	43,363	15.6
Total Operating Expense	60,914	36.7	54,691	36.8	118,180	37.4	149,205	53.8
Profit (Loss) from Operations	10,629	6.4	5,408	3.6	17,122	5.4	(36,381)	(13.1)
Other Income (Expense):
Interest Income	31	-	95	0.1	77	-	205	0.1
Interest Expense	(396)	(0.2)	(912)	(0.6)	(828)	(0.3)	(1,564)	(0.6)
Net Foreign Currency Transaction (Losses) Gains	(375)	(0.2)	153	0.1	(562)	(0.2)	(208)	(0.1)
ESOP Income	-	-	245	0.2	-	-	488	0.2
Other Income (Expense), Net	58	-	(68)	-	58	-	(48)	-
Total Other Expense, Net	(682)	(0.4)	(487)	(0.3)	(1,255)	(0.4)	(1,127)	(0.4)

Profit (Loss) Before Income Taxes	9,947	6.0	4,921	3.3	15,867	5.0	(37,508)	(13.5)
Income Tax Expense	3,772	2.3	1,914	1.3	5,601	1.8	1,231	0.4
Net Earnings (Loss)	$6,175	3.7	$3,007	2.0	$10,266	3.2	$(38,739)	(14.0)
Earnings (Loss) per Diluted Share	$0.32		$0.16		$0.53		$(2.10)

Net Sales

Consolidated Net Sales for the second quarter of 2010 totaled $166.1 million, an 11.8% increase as compared to consolidated Net Sales of $148.6 million in the second quarter of 2009. Consolidated Net Sales for the first six months of 2010 totaled $316.2 million, a 14.1% increase as compared to consolidated Net Sales of $277.2 million in the same period of 2009.

The components of the change in consolidated Net Sales in the second quarter and first six months of 2010 as compared to the same periods in 2009 were as follows:

	% Change as Compared to 2009
	Three Months Ended	Six Months Ended
Growth Elements	June 30, 2010	June 30, 2010
Organic Growth:
Volume	12.3%	12.1%
Price	0.0%	0.0%
Organic Growth	12.3%	12.1%
Foreign Currency	(0.5%)	2.0%
Total	11.8%	14.1%

The 11.8% increase in consolidated Net Sales in the second quarter of 2010 as compared to 2009 was primarily driven by:

• an organic sales increase of approximately 12.3%, excluding the effects of acquisitions and foreign currency exchange, due to volume growth in equipment; and
• an unfavorable direct foreign currency exchange impact of approximately 0.5%.

The 14.1% increase in consolidated Net Sales in the first six months of 2010 as compared to 2009 was primarily driven by:

• an organic sales increase of approximately 12.1% driven primarily by an increase in equipment unit volume; and
• a favorable direct foreign currency exchange impact of approximately 2.0%.

The following table sets forth the Net Sales by geographic area for the three and six month periods ended June 30, 2010 and 2009 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2010	2009	%	2010	2009	%
Americas	$107,584	$91,942	17.0	$200,267	$168,931	18.5
Europe, Middle East and Africa	41,578	45,544	(8.7)	84,584	86,631	(2.4)
Asia Pacific	16,975	11,092	53.0	31,391	21,663	44.9
Total	$166,137	$148,578	11.8	$316,242	$277,225	14.1

Americas

Net Sales in the Americas were $107.6 million for the second quarter of 2010, an increase of 17.0% from the second quarter of 2009. Net Sales benefited by approximately 16.0% from sales volume increases, primarily scrubbers equipped with our ec-H2O technology. The direct impact of foreign currency translation exchange effects within the Americas favorably impacted Net Sales by approximately 1.0% during the second quarter of 2010.

Net Sales increased 18.5% to $200.3 million in the Americas for the six months ended June 30, 2010 as compared to the same period in 2009. Net Sales benefited by approximately 17.0% from sales volume increases, primarily from equipment. The direct impact of foreign currency translation exchange effects within the Americas favorably impacted Net Sales by approximately 1.5% during the first six months of 2010.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales decreased 8.7% to $41.6 million for the second quarter of 2010 as compared to the second quarter of 2009. We experienced an organic sales decline of approximately 2.2% in the second quarter of 2010 when compared to the same period last year. Unit volume increases of scrubbers equipped with our ec-

water technology were more than offset by volume declines in other types of equipment, such as large outdoor machines, due to ongoing weakness in the European economy. Unfavorable direct foreign currency exchange fluctuations decreased Net Sales by approximately 6.5% in the second quarter of 2010.

EMEA Net Sales decreased 2.4% to $84.6 million for the six months ended June 30, 2010. We experienced an organic sales decline of approximately 2.4% for the first six months of 2010 as compared to the same period in 2009 primarily due to an overall decrease in equipment volume. Direct foreign currency exchange fluctuations did not materially impact EMEA Net Sales for the six months ended June 30, 2010.

Asia Pacific

Net Sales in this market for the second quarter of 2010 totaled $17.0 million, an increase of 53.0% as compared to the second quarter of 2009. Organic growth of approximately 41.5% in Net Sales was driven by growth in equipment unit volume in both the China market as well as Australia. Favorable direct foreign currency translation exchange effects increased Net Sales by approximately 11.5% in the 2010 second quarter.

Net Sales for the first six months of 2010 in Asia Pacific markets increased 44.9% to $31.4 million as compared to the same period last year. Organic sales growth increased by approximately 29.9% primarily due to equipment unit volume increases in both China and Australia. Favorable direct foreign currency translation exchange effects increased sales by approximately 15.0%.

Gross Profit

Gross Profit margin was 43.1% and 42.8% for the second quarter and first six months of 2010, respectively, as compared with 40.4% and 40.7% in the second quarter and first six months of 2009, respectively. Gross margin increased by 270 and 210 basis points, respectively, primarily due to higher sales volume, continued tight spending controls and flexible production management.

Operating Expense

Research & Development Expense

Research and Development (“R&D”) Expense in the second quarter of 2010 was up 12.8% to $6.4 million as compared with $5.7 million in the second quarter of 2009. R&D Expense as a percentage of Net Sales was 3.9% for the second quarter of 2010 which is consistent with the 3.8% of Net Sales for R&D Expense in the second quarter of 2009.

R&D expense for the six months ended June 30, 2010 was $11.9 million, up 5.0% from $11.4 million in the same period in 2009. R&D expense as a percentage of Net Sales was 3.8% for the first six months of 2010 as compared to 4.1% in the same period last year.

Selling & Administrative Expense

Selling and Administrative (“S&A”) Expense in the second quarter of 2010 was $54.5 million as compared to $49.0 million in the second quarter of 2009. The increase in S&A expense was primarily attributable to our investments in chemical-free cleaning and higher variable costs stemming from increased sales. S&A Expense as a percentage of Net Sales was 32.8% for the second quarter of 2010, down from 33.0% in the comparable 2009 quarter and was down sequentially from 34.5% in the 2010 first quarter due primarily to tight spending controls and leveraging our existing resources as we have kept our employee headcount consistent with 2009 year end levels.

For the six months ended June 30, 2010, S&A Expense increased 12.5% to $106.2 million from $94.5 million in the comparable period last year due to higher variable costs related to increased sales, product launch expenses and investments in chemical-free cleaning. S&A Expense as a percentage of Net Sales was 33.6% for the 2010 first half versus 34.1% in the comparable period last year due to tight spending controls and leveraging our existing resources.

Goodwill Impairment Charge

During the first quarter of 2009, we recorded a non-cash pretax Goodwill Impairment Charge of $43.4 million related to our EMEA reporting unit. Only $3.8 million of this charge was tax deductible.

Other Income (Expense), Net

Interest Income

Interest Income decreased nominally in the second quarter and first six months of 2010, respectively, as compared to the same periods in 2009. The decrease between 2010 and 2009 mainly reflects the impact of no ESOP interest income in 2010 as the ESOP loan matured on December 31, 2009.

Interest Expense

Interest Expense was $0.4 million and $0.8 million in the second quarter and first six months of 2010, respectively, a decrease of $0.5 million and $0.7 million, respectively, as compared to the same periods in 2009. The decline in interest expense between periods was primarily due to a lower level of borrowings against our revolving credit facility.

Net Foreign Currency Transaction (Losses) Gain

Net foreign currency losses in the second quarter and first six months of 2010 were $0.4 million and $0.6 million, respectively, a decrease of $0.5 million and $0.4 million as compared to the same periods in the prior year. The net unfavorable change from the prior year of foreign currency losses in the second quarter and first six months of 2010 was due to fluctuations in foreign currency rates in the normal course of business.

ESOP Income

There was no ESOP Income during the first six months of 2010 as compared to $0.5 million in the first six months of 2009. On December 31, 2009, the term for this ESOP program expired.

Other Income (Expense), Net

There was no significant change in Other Expense, Net in the second quarter and first six months of 2010 as compared to the same periods in 2009.

Income Taxes

In the 2010 second quarter, the overall effective tax rate was 37.9%. Our base tax rate, which excludes discrete tax items, was 36.7% and we had discrete net unfavorable tax items of approximately $0.1 million. Our base tax rate does not yet include any benefit for federal R&D tax credits, as we are not allowed to consider these credits in our tax rate until they are formally reenacted. The effective tax rate in the second quarter of the prior year was 38.9%. The decrease in the effective tax rate as compared to the second quarter of the prior year was primarily related to the mix in expected full year taxable earnings by country.

The year-to-date effective tax rate in the 2010 second quarter was 35.3%, as compared to a negative 3.3% for 2009. The 2009 second quarter year-to-date tax expense included a $1.1 million tax benefit associated with the $43.4 million impairment of goodwill, materially impacting the overall effective tax rate. Excluding the tax benefit associated with the goodwill impairment, the 2009 second quarter year-to-date effective tax rate would have been 39.4%. The decrease in the year-to-date effective rate as compared to the prior year, excluding goodwill impairment, was primarily related to the mix in expected full year taxable earnings by country, expiration of statute of limitations in various jurisdictions and completion of state tax audits.

Liquidity and Capital Resources

Liquidity

Cash and Cash Equivalents totaled $34.5 million at June 30, 2010, as compared to $18.1 million at December 31, 2009. We believe that the combination of internally generated funds and present capital resources are more than sufficient to meet our cash requirements for the next twelve months. Our debt-to-capital ratio was 14.5% and 15.7% at June 30, 2010 and December 31, 2009, respectively.

Cash Flow Summary

Cash provided by (used for) our operating, investing and financing activities is summarized as follows (dollars in thousands):

	Six Months Ended
	June 30
	2010	2009
Operating Activities	$24,380	$42,578
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(3,727)	(6,411)
Acquisitions of Businesses, Net of Cash Acquired	(26)	(2,117)
Financing Activities	(3,453)	(47,551)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(747)	308
Net Increase (Decrease) in Cash and Cash Equivalents	$16,427	$(13,193)

Operating Activities

Operating activities provided $24.4 million of cash for the six months ended June 30, 2010. Cash provided by operating activities was driven primarily by $10.3 million of Net Earnings as well as increased levels of Accounts Payable and reductions in Accounts Receivable, partially off-set by increased Inventories and increased use of cash for payments of Employer Compensation and Benefit liabilities. The increase in Accounts Payable is primarily due to increased productivity in our manufacturing facilities as a result of the unit volume increase in sales as well as timing of payments. Reductions in Accounts Receivable are primarily due to our continued focus on proactively managing our trade receivable accounts and collecting past due balances. Increased Inventories are due to higher production levels through our manufacturing facilities. And, increased payments of Employee Compensation and Benefit liabilities are due to higher levels of incentives based on improving financial performance.

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

Management evaluates how effectively we utilize two of our key operating assets, Accounts Receivable and Inventories, using Accounts Receivable “Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. The metrics are calculated on a rolling three month basis in order to more readily reflect changing trends in the business. These metrics for the quarters ended were as follows (in days):

	June 30, 2010	December 31, 2009	June 30, 2009
DSO	62	67	66
DIOH	87	87	98

As of June 30, 2010, DSO decreased 4 days as compared to June 30, 2009 due to increased Net Sales as well as our continued focus on proactively managing Accounts Receivable by enforcing tighter credit limits and collecting past due balances. As of June 30, 2010, DSO decreased 5 days as compared to December 31, 2009 due to our continued focus on proactively managing Accounts Receivable as well as a slight increase in Net Sales as compared to the fourth quarter of 2009.

As of June 30, 2010, DIOH decreased 11 days as compared to June 30, 2009 due to increased Net Sales in the second quarter of 2010 as compared to the second quarter of 2009 and continued progress from inventory reduction initiatives. As of June 30, 2010, DIOH was unchanged as compared to December 31, 2009, primarily due to a slightly higher inventory balance, offset by a slightly higher level of Net Sales in the second quarter of 2010 as compared to the fourth quarter of 2009.

Investing Activities

Investing activities during the six months ended June 30, 2010 used $3.8 million in cash. Investing activities included net capital expenditures of $3.7 million. Investments in capital expenditures included technology upgrades, tooling related to new product development, and manufacturing equipment.

Investing activities during the six months ended June 30, 2009 used $8.5 million in cash. Investing activities included net capital expenditures of $6.4 million and $2.1 million related to acquisition of businesses. Investments in capital expenditures included technology upgrades, tooling related to new product development and investments in our Minnesota facilities to complete the new global R&D center of excellence to support new product innovation efforts. The $2.1 million related to acquisitions was primarily comprised of the first quarter 2009 earn-out payment for our March 28, 2008 acquisition of Alfa.

Financing Activities

Net cash used by financing activities was $3.5 million during the first six months of 2010, primarily from $5.3 million in dividend payments and a $2.1 million repayment of Long-Term Debt, partially offset by $3.1 million from the issuance of common stock and a $0.8 million tax benefit on stock plans.

Net cash used by financing activities was $47.6 million during the first six months of 2009, primarily from net repayments of Long-Term Debt of $42.3 million and $4.8 million in dividends paid.

Indebtedness

As of June 30, 2010, we had committed lines of credit totaling $133.3 million and uncommitted lines of credit totaling $80.0 million. There was $25.0 million in outstanding borrowings under our JPMorgan facility and no borrowings under any of our other facilities as of June 30, 2010. In addition, we had stand alone letters of credit of $2.0 million outstanding and bank guarantees in the amount of $0.9 million. Commitment fees on unused lines of credit for the six months ended June 30, 2010 were $0.2 million.

Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in the Shelf Agreement with Prudential, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2010, our indebtedness to EBITDA ratio was 0.68 to 1 and our EBITDA to interest expense ratio was 25.04 to 1.

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

As of June 30, 2010 we were in compliance with all covenants under the Credit Agreement. There was $25.0 million in outstanding borrowings under this facility at June 30, 2010, with a weighted average interest rate of 2.55%.

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

As of June 30, 2010, there was no balance outstanding on this facility and therefore no requirement to be in compliance with the financial covenants under this facility. However, the financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of June 30, 2010. Should notes be issued under the Shelf Agreement, such notes will be pari passu with outstanding debt under the Credit Agreement.

ABN AMRO Bank N.V.

We have a revolving credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) of 5.0 million Euros, or approximately $6.1 million, for general working capital purposes. Borrowings under this facility incur interest generally at a rate of 1.25% over the ABN AMRO base rate as calculated daily on the cleared account balance. This facility may also be used for short-term loans up to 3.0 million Euros, or $3.7 million. The terms and conditions of these loans would be incorporated in a separate short-term loan agreement at the time of the transaction. As of June 30, 2010, bank guarantees of $0.9 million reduced the amount available on this credit facility to $5.2 million.

Bank of America, National Association

On August 17, 2009, we renewed our revolving credit facility with Bank of America, National Association, Shanghai Branch. This agreement will expire on August 28, 2010 and is denominated in renminbi (“RMB”) in the amount of 13.4 million RMB, or approximately $2.0 million, and is available for general corporate purposes, including working capital needs of our China location. This facility also allows for the issuance of standby letters of credit, performance bonds and other similar instruments over the term of the facility for a fee of 0.95% of the amount issued. There was no balance outstanding on this facility at June 30, 2010.

Contractual Obligations

There have been no material changes with respect to contractual obligations as disclosed in our 2009 Annual Report on Form 10-K.

Newly Issued Accounting Guidance

Multiple-Deliverable Revenue Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance that sets forth the requirements that must be met for an entity to recognize revenue for the sale of a delivered item that is part of a multiple-element arrangement when other elements have not yet been delivered. The new guidance is effective for fiscal years beginning on or after June 15, 2010 and therefore we will adopt this guidance on January 1, 2011. We are currently evaluating the impact the adoption of the new guidance will have on our Consolidated Financial Statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We will adopt the remaining guidance on January 1, 2011. The adoption of the required guidance did not have an impact on our financial position or results of operations. We do not expect that the adoption of the remaining guidance will have an impact on our financial position or results of operations.

Cautionary Statement Relevant to Forward-Looking Information

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: our ability to effectively manage organizational changes; our ability to optimize the allocation of resources to our strategic objectives; the competition in our business; our ability to acquire, retain and protect proprietary intellectual property rights; our ability to maintain and manage our computer systems and data; geopolitical and economic uncertainty throughout the world; the occurrence of a significant business interruption; unforeseen product liability claims or product quality issues; fluctuations in the cost or availability of raw materials and purchased components; our ability to comply with laws and regulations; and the relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Information about factors that could materially affect our results can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised to consult any further disclosures by us in our filings with the Securities and Exchange Commission and in other written statements on related subjects. It is not possible to anticipate or foresee all risk factors, and investors should not consider any list of such factors to be an exhaustive or complete list of all risks or uncertainties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk since December 31, 2009. For additional information, refer to Item 7A of our 2009 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended June 30, 2010 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

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

			Total Number of
			Shares Purchased
	Total Number		as Part of Publicly	Maximum Number of
For the Quarter Ended	of Shares	Average Price	Announced Plans	Shares that May Yet
June 30, 2010	Purchased (1)	Paid Per Share	or Programs	Be Purchased
April 1 - 30, 2010	86	$27.39	-	288,874
May 1 - 31, 2010	137	34.22	-	288,874
June 1 - 30, 2010	179	32.93	-	288,874
Total	402	$32.18	-	288,874

(1) Includes 402 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options or had restricted stock vest under employee compensation plans.

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

TENNANT COMPANY

Date:	August 3, 2010	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	August 3, 2010	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)