Form 10-Q
period 2010-09-30
TENNANT CO
filed 2010-11-02
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer		Accelerated filer	✓
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	✓

As of October 28, 2010, there were 18,990,233 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION			Page
Item 1	Financial Statements (Unaudited)		3
	Condensed Consolidated Statements of Operations		3
	Condensed Consolidated Balance Sheets		4
	Condensed Consolidated Statements of Cash Flows		5
	Notes to the Condensed Consolidated Financial Statements		6
	1	Basis of Presentation	6
	2	Newly Adopted Accounting Pronouncements	6
	3	Management Actions	6
	4	Acquisitions	7
	5	Inventories	7
	6	Goodwill and Intangible Assets	7
	7	Debt	8
	8	Warranty	10
	9	Fair Value Measurements	10
	10	Retirement Benefit Plans	11
	11	Comprehensive Income (Loss)	12
	12	Commitments and Contingencies	12
	13	Income Taxes	12
	14	Stock-Based Compensation	13
	15	Earnings (Loss) Per Share	13
	16	Segment Reporting	13
	17	Related Party Transactions	14
	18	Subsequent Event	14
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations		15
Item 3	Quantitative and Qualitative Disclosures About Market Risk		22
Item 4	Controls and Procedures		22

PART II - OTHER INFORMATION
Item 1	Legal Proceedings		23
Item 1A	Risk Factors		23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		23
Item 6	Exhibits		24
Signatures			25

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net Sales	$168,637	$154,427	$484,879	$431,651
Cost of Sales	96,775	89,539	277,715	253,939
Gross Profit	71,862	64,888	207,164	177,712
Operating Expense:
Research and Development Expense	7,114	5,466	19,058	16,837
Selling and Administrative Expense	54,227	51,800	160,463	146,271
Goodwill Impairment Charge	-	-	-	43,363
Total Operating Expense	61,341	57,266	179,521	206,471
Profit (Loss) from Operations	10,521	7,622	27,643	(28,759)
Other Income (Expense):
Interest Income	52	96	129	301
Interest Expense	(390)	(726)	(1,219)	(2,290)
Net Foreign Currency Transaction Gains (Losses)	130	353	(432)	145
ESOP Income	-	252	-	740
Other Income (Expense), Net	57	21	115	(27)
Total Other Expense, Net	(151)	(4)	(1,407)	(1,131)

Profit (Loss) Before Income Taxes	10,370	7,618	26,236	(29,890)
Income Tax Expense	2,844	1,835	8,445	3,066
Net Earnings (Loss)	$7,526	$5,783	$17,791	$(32,956)

Earnings (Loss) per Share:
Basic	$0.40	$0.31	$0.95	$(1.78)
Diluted	$0.39	$0.31	$0.92	$(1.78)

Weighted Average Shares Outstanding:
Basic	18,873,249	18,591,713	18,782,404	18,466,989
Diluted	19,402,902	18,954,008	19,299,783	18,466,989

Cash Dividend Declared per Common Share	$0.14	$0.13	$0.42	$0.39

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except shares and per share data)
	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$33,730	$18,062
Accounts Receivable, less Allowances of $5,568 and $5,077, respectively	114,603	121,203
Inventories	68,541	56,646
Prepaid Expenses	8,433	10,295
Deferred Income Taxes, Current Portion	9,988	9,362
Other Current Assets	33	344
Total Current Assets	235,328	215,912
Property, Plant and Equipment	286,355	287,915
Accumulated Depreciation	(198,768)	(190,698)
Property, Plant and Equipment, Net	87,587	97,217
Deferred Income Taxes, Long-Term Portion	6,511	7,911
Goodwill	20,221	20,181
Intangible Assets, Net	26,231	29,243
Other Assets	7,569	7,262
Total Assets	$383,447	$377,726
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$4,066	$4,012
Short-Term Borrowings	-	7
Accounts Payable	44,494	42,658
Employee Compensation and Benefits	28,434	28,092
Income Taxes Payable	969	3,982
Other Current Liabilities	35,498	37,401
Total Current Liabilities	113,461	116,152
Long-Term Liabilities:
Long-Term Debt	27,685	30,192
Employee-Related Benefits	30,991	31,848
Deferred Income Taxes, Long-Term Portion	4,665	7,417
Other Liabilities	7,156	7,838
Total Long-Term Liabilities	70,497	77,295
Total Liabilities	183,958	193,447
Commitments and Contingencies (Note 12)

Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,945,500 and 18,750,828 shares issued and outstanding, respectively	7,105	7,032
Additional Paid-In Capital	9,878	7,772
Retained Earnings	204,647	192,584
Accumulated Other Comprehensive Loss	(22,141)	(23,109)
Total Shareholders’ Equity	199,489	184,279
Total Liabilities and Shareholders’ Equity	$383,447	$377,726

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30
	2010	2009
OPERATING ACTIVITIES
Net Earnings (Loss)	$17,791	$(32,956)
Adjustments to Net Earnings (Loss) to Arrive at Operating Cash Flow:
Depreciation	13,668	14,765
Amortization	2,356	2,409
Deferred Tax (Benefit) Expense	(2,119)	1,384
Goodwill Impairment Charge	-	43,363
Stock-Based Compensation Expense	2,064	1,416
ESOP Expense	-	219
Tax Benefit on ESOP	-	6
Allowance for Doubtful Accounts and Returns	1,206	965
Other, Net	(3)	130
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	4,486	8,454
Inventories	(12,561)	6,433
Accounts Payable	2,620	11,679
Employee Compensation and Benefits	96	1,717
Other Current Liabilities	1,167	(5,808)
Income Taxes Payable/Prepaid	(339)	6,738
Other Assets and Liabilities	(248)	(2,494)
Net Cash Provided by Operating Activities	30,184	58,420
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(6,651)	(8,830)
Proceeds from Disposals of Property, Plant and Equipment	566	287
Acquisition of Businesses, Net of Cash Acquired	(26)	(2,162)
Net Cash Used for Investing Activities	(6,111)	(10,705)
FINANCING ACTIVITIES
Change in Short-Term Borrowings, Net	(7)	353
Payment of Long-Term Debt	(3,194)	(56,522)
Purchases of Common Stock	(3,153)	-
Proceeds from Issuance of Common Stock	4,707	333
Tax Benefit on Stock Plans	1,281	11
Dividends Paid	(7,950)	(7,238)
Net Cash Used for Financing Activities	(8,316)	(63,063)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(89)	1
Net Increase (Decrease) in Cash and Cash Equivalents	15,668	(15,347)
Cash and Cash Equivalents at Beginning of Period	18,062	29,285
Cash and Cash Equivalents at End of Period	$33,730	$13,938
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Period for:
Income Taxes	$9,872	$(5,355)
Interest	$1,143	$2,092
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$2,599	$2,703
Collateralized Borrowings Incurred for Operating Lease Equipment	$582	$1,564

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

A reconciliation of the beginning and ending liability balances is as follows:

Severance, Early Retirement and Related Costs
2008 workforce reduction action	$14,261
Cash payments	(355)
Foreign currency adjustments	5
Balance as of December 31, 2008	13,911
Cash payments	(11,206)
Foreign currency adjustments	(56)
Adjustment of accrual	(2,003)
Balance as of December 31, 2009	646
Cash payments	(29)
Foreign currency adjustments	(45)
Adjustment of accrual	(73)
Balance as of September 30, 2010	$499

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

On February 27, 2009, we acquired certain assets of Applied Cleansing Solutions Pty Ltd ("Applied Cleansing"), a long-term importer and distributor for Green Machines™ products in Australia and New Zealand, in a business combination for an initial purchase price of $379 in cash. This acquisition provides us with the opportunity to accelerate our growth in the city cleaning business within the Asia Pacific region. The purchase agreement also provided for additional contingent consideration to be paid for each of the four quarters following the acquisition date if certain future revenue targets were met. We have paid all four quarterly payments following the acquisition date and there was no material difference between our original estimate recorded for contingent consideration of approximately $208 and the amounts paid.

The components of the purchase price of the business combination described above have been allocated as follows:

Current Assets	$339
Identified Intangible Assets	203
Total Assets Acquired	542
Current Liabilities	158
Total Liabilities Assumed	158
Net Assets Acquired	$384

5.	Inventories

Inventories are valued at the lower of cost or market. Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
Inventories carried at LIFO:
Finished goods	$42,636	$36,528
Raw materials, production parts and work-in-process	17,433	16,210
LIFO reserve	(28,873)	(28,873)
Total LIFO inventories	31,196	23,865

Inventories carried at FIFO:
Finished goods	17,984	17,063
Raw materials, production parts and work-in-process	19,361	15,718
Total FIFO inventories	37,345	32,781
Total inventories	$68,541	$56,646

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets

The changes in the carrying value of Goodwill for the nine months ended September 30, 2010 are as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2009	$68,706	$(48,525)	$20,181
Adjustments	(177)	-	(177)
Foreign currency fluctuations	(1,297)	1,514	217
Balance as of September 30, 2010	$67,232	$(47,011)	$20,221

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

The balances of acquired Intangible Assets, excluding Goodwill, are as follows:

	Customer Lists
	and	Trade
	Service Contracts	Name	Technology	Total
Balance as of September 30, 2010:
Original cost	$26,654	$4,790	$3,509	$34,953
Accumulated amortization	(6,725)	(830)	(1,167)	(8,722)
Carrying value	$19,929	$3,960	$2,342	$26,231
Weighted-average original life (in years)	14	14	11

Balance as of December 31, 2009:
Original cost	$27,018	$4,999	$3,684	$35,701
Accumulated amortization	(4,911)	(594)	(953)	(6,458)
Carrying value	$22,107	$4,405	$2,731	$29,243
Weighted-average original life (in years)	14	14	11

The net adjustment to Goodwill during the first nine months of 2010 was a result of recording a portion of the Shanghai ShenTan Mechanical and Electrical Equipment Co. Ltd. earn-out, offset by the finalization of the valuation of the customer list acquired with the Applied Cleansing acquisition. The Applied Cleansing customer list has a useful life of 8 years.

Amortization expense on Intangible Assets for the three and nine months ended September 30, 2010 was $793 and $2,356, respectively. Amortization expense on Intangible Assets for the three and nine months ended September 30, 2009 was $825 and $2,283, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years is as follows:

Remaining 2010	$773
2011	3,090
2012	2,573
2013	2,452
2014	2,307
Thereafter	15,036
Total	$26,231

7.	Debt

Debt outstanding is summarized as follows:

	September 30,	December 31,
	2010	2009
Short-Term Borrowings:
Bank borrowings	$-	$7
Long-Term Debt:
Bank borrowings	$138	$174
Credit facility borrowings	25,000	25,000
Collateralized borrowings	582	1,342
Capital lease obligations	6,031	7,688
Total Long-Term Debt	31,751	34,204
Less: current portion	4,066	4,012
Long-Term Portion	$27,685	$30,192

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

As of September 30, 2010, we had committed lines of credit totaling $132,022 and uncommitted lines of credit totaling $80,000. There was $25,000 in outstanding borrowings under our JPMorgan (as defined below) facility and no borrowings under any of our other facilities as of September 30, 2010. In addition, we had stand alone letters of credit of $1,937 outstanding and bank guarantees in the amount of $962. Commitment fees on unused lines of credit for the nine months ended September 30, 2010 were $284.

Our most restrictive covenants are part of our Credit Agreement (as defined below) with JPMorgan, which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2010, our indebtedness to EBITDA ratio was 0.64 to 1 and our EBITDA to interest expense ratio was 31.08 to 1.

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

We were in compliance with all covenants under the Credit Agreement as of September 30, 2010. There was $25,000 in outstanding borrowings under this facility as of September 30, 2010, with a weighted average interest rate of 2.46%.

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

As of September 30, 2010, there was no balance outstanding on this facility and therefore no requirement to be in compliance with the financial covenants under this facility. However, the financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of September 30, 2010. Should notes be issued under the Shelf Agreement, such notes will be pari passu with outstanding debt under the Credit Agreement.

ABN AMRO Bank N.V.

We have a credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) of 5,000 Euros, or approximately $6,817, for general working capital purposes. Borrowings under this facility incur interest generally at a rate of 1.25% over the ABN AMRO base rate as calculated daily on the cleared account balance. This facility may also be used for short-term loans up to 3,000 Euros, or $4,090. The terms and conditions of these loans would be incorporated in a separate short-term loan agreement at the time of the transaction. As of September 30, 2010, bank guarantees of $962 reduced the amount available on this credit facility to $5,855. On October 1, 2010, we cancelled our credit facility with ABN AMRO.

Bank of America, National Association

On August 28, 2010, our revolving credit facility with Bank of America, National Association, Shanghai Branch expired and we elected not to renew it.

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

Royal Bank of Scotland N.V.

On October 1, 2010, we entered into a credit facility with Royal Bank of Scotland N.V. (“RBS”) in the amount of 4,000 Euros, or approximately $5,454, for general working capital purposes.

8.	Warranty

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty periods on machines generally range from one to four years.

The changes in the warranty liability balance for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30
	2010	2009
Beginning balance	$5,985	$6,018
Additions charged to expense	7,668	5,677
Acquired liabilities	-	17
Foreign currency fluctuations	(162)	101
Claims paid	(6,653)	(6,055)
Ending balance	$6,838	$5,758

9.	Fair Value Measurements

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

▪	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at September 30, 2010 are as follows:

	Fair				Valuation
	Value	Level 1	Level 2	Level 3	Technique
Assets:
Applied Cleansing customer list	$203	$-	$-	$203	(a)
Foreign currency forward exchange contracts	33	-	33	-	(b)
Total Assets	$236	$-	$33	$203
Liabilities:
Foreign currency forward exchange contracts	$207	$-	$207	$-	(b)
Total Liabilities	$207	$-	$207	$-

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

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. As of September 30, 2010 the fair values of such contracts outstanding were gains of $33 and losses of $207. As of September 30, 2009 the fair values of such contracts outstanding had no gains and losses of $244. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated net assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense), Net under Net Foreign Currency Transaction Gains (Losses) within the Condensed Consolidated Statements of Operations. At September 30, 2010 and 2009, the notional amounts of foreign currency forward exchange contracts outstanding were $47,318 and $51,518, respectively.

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

As of September 30, 2010, we had four defined benefit pension plans and a postretirement medical plan, which are described in Note 11 of the 2009 Annual Report on Form 10-K. We have contributed $58 and $18 during the third quarter of 2010 and $174 and $635 during the first nine months of 2010 to our pension plans and our postretirement medical plan, respectively.

The components of the net periodic benefit cost for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$165	$162	$13	$10	$30	$35
Interest cost	508	529	52	45	171	214
Expected return on plan assets	(586)	(692)	(36)	(26)	-	-
Amortization of net actuarial loss (gain)	5	(38)	-	-	-	-
Amortization of transition asset	-	(5)	-	-	-	-
Amortization of prior service cost	138	139	-	-	(145)	(145)
Foreign currency	-	-	95	23	-	-
Net periodic cost	$230	$95	$124	$52	$56	$104

	Nine Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$493	$486	$40	$30	$91	$106
Interest cost	1,524	1,587	157	140	511	640
Expected return on plan assets	(1,755)	(2,074)	(109)	(81)	-	-
Amortization of net actuarial loss (gain)	16	(114)	-	-	-	-
Amortization of transition asset	-	(15)	-	-	-	-
Amortization of prior service cost	415	416	-	-	(435)	(435)
Foreign currency	-	-	(42)	42	-	-
Net periodic cost	$693	$286	$46	$131	$167	$311

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

11.	Comprehensive Income (Loss)

We report Accumulated Other Comprehensive Loss as a separate item in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheets. Comprehensive Income (Loss) is comprised of Net Earnings (Loss) and Other Comprehensive Income (Loss). For the three and nine months ended September 30, 2010 and 2009, Other Comprehensive Income (Loss) consisted of foreign currency translation adjustments and amortization and remeasurement of pension items.

The reconciliations of Net Earnings (Loss) to Comprehensive Income (Loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net Earnings (Loss)	$7,526	$5,783	$17,791	$(32,956)
Foreign currency translation adjustments	4,797	1,725	(1,173)	5,324
Pension adjustments	(1)	(49)	2,141	168
Comprehensive Income (Loss)	$12,322	$7,459	$18,759	$(27,464)

12.	Commitments and Contingencies

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of September 30, 2010, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $7,742, of which we have guaranteed $6,167. As of September 30, 2010, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $1,169 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

13.	Income Taxes

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2007 and with limited exceptions, state and foreign income tax examinations for taxable years before 2005.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. Included in the net liability of $7,148 for unrecognized tax benefits as of September 30, 2010 was approximately $556 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2010 was $4,215. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.

Unrecognized tax benefits were reduced by $509 in the third quarter and $774 for the first nine months of 2010 for expiration of the statute of limitations in various jurisdictions and completion of state tax audits.

We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2005 to 2008 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

During the third quarter of 2010 it was determined that it was now more likely than not that all of the deferred tax assets in China would be utilized in the future and accordingly the valuation allowance on the deferred tax assets was reduced to zero. The one time tax benefit related to the reversal of the China valuation allowance was approximately $224.

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

14.	Stock-Based Compensation

The following table presents the components of Stock-Based Compensation Expense for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30
	2010	2009
Stock options and stock appreciation rights	$1,329	$643
Restricted share awards	634	629
Share-based liabilities	101	144
Total Stock-Based Compensation Expense	$2,064	$1,416

During the first nine months of 2010 we granted 39,515 restricted shares. The weighted average grant date fair value of each share awarded was $28.85. Restricted share awards typically have a two or three year vesting period from the effective date of grant. The total fair value of shares vested during the nine months ended September 30, 2010 and 2009 was $131 and $545, respectively.

On April 28, 2010, the shareholders approved the 2010 Stock Incentive Plan (“2010 Plan”), which provides for stock option grants to our executives, key employees and non-employee Directors. A total of 1,000,000 shares were authorized for future awards under the 2010 Plan.

15.	Earnings (Loss) Per Share

The computations of Basic and Diluted Earnings (Loss) per Share are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Numerator:
Net Earnings (Loss)	$7,526	$5,783	$17,791	$(32,956)
Denominator:
Basic - Weighted Average Shares Outstanding	18,873,249	18,591,713	18,782,404	18,466,989
Effect of dilutive securities:
Employee stock options	529,653	362,295	517,379	-
Diluted - Weighted Average Shares Outstanding	19,402,902	18,954,008	19,299,783	18,466,989
Basic Earnings (Loss) per Share	$0.40	$0.31	$0.95	$(1.78)
Diluted Earnings (Loss) per Share	$0.39	$0.31	$0.92	$(1.78)

Excluded from the dilutive securities shown above were options to purchase 299,799 and 161,057 shares of Common Stock during the three months ended September 30, 2010 and 2009, respectively. Excluded from the dilutive securities shown above were options to purchase 247,759 and 528,526 shares of Common Stock during the nine months ended September 30, 2010 and 2009, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

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

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except shares and per share data)

The following table sets forth Net Sales by geographic area (net of intercompany sales):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Americas	$111,756	$95,957	$312,023	$264,887
Europe, Middle East, Africa	38,746	45,192	123,330	131,823
Asia Pacific	18,135	13,278	49,526	34,941
Total	$168,637	$154,427	$484,879	$431,651

17.	Related Party Transactions

On September 15, 2010, we entered into an agreement with a current employee for the right to manufacture and sell a product developed by the employee prior to becoming employed by Tennant.  Product fee payments made under this agreement are not material to our financial position or results of operations.

We have provided an exclusive technology license agreement to Activeion Cleaning Solutions, LLC (“Activeion”), a company in which a current employee of Tennant owns a minority interest. Royalties under this license agreement are not material to our financial position or results of operations.

During the first quarter of 2008, we acquired Applied Sweepers, Ltd. (“Applied Sweepers”) and Sociedade Alfa Ltda. (“Alfa”) and entered into lease agreements for certain properties owned by or partially owned by the former owners of these entities. Some of these individuals are current employees of Tennant. Lease payments made under these lease agreements are not material to our financial position or results of operations.

18.	Subsequent Event

On October 1, 2010 we cancelled our revolving credit facility with ABN AMRO and entered into a credit facility with RBS as further discussed in Note 7.

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

Net Earnings for the third quarter of 2010 were $7.5 million, or $0.39 per diluted share, as compared to Net Earnings of $5.8 million, or $0.31 per diluted share, in the third quarter of 2009. Net Earnings during the 2010 third quarter were favorably impacted by increased Net Sales, chiefly driven by sales of equipment with our ec-H2O™ technology. Net Earnings were also favorably impacted by higher production levels and our ongoing emphasis on leveraging our cost structure which improved gross margins and operating profit margins.

Net Earnings for the first nine months of 2010 were $17.8 million, or $0.92 per diluted share, as compared to a Net Loss of $33.0 million, or a $1.78 loss per diluted share, for the first nine months of 2009. Net Earnings during the first nine months of 2010 were favorably impacted by increased Net Sales, driven primarily by increased equipment volume, continued tight spending controls and flexible production management. The Net Loss in the first nine months of 2009 was primarily due to the non-cash pretax goodwill impairment charge of $43.4 million, or a $2.29 loss per diluted share, taken during the first quarter of 2009 as well as a significant decline in Net Sales due to unfavorable global economic conditions during 2009.

Historical Results

The following compares the historical results of operations for the three and nine month periods ended September 30, 2010 and 2009 and as a percentage of Net Sales (dollars in thousands, except per share data):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2010	%	2009	%	2010	%	2009	%
Net Sales	$168,637	100.0	$154,427	100.0	$484,879	100.0	$431,651	100.0
Cost of Sales	96,775	57.4	89,539	58.0	277,715	57.3	253,939	58.8
Gross Profit	71,862	42.6	64,888	42.0	207,164	42.7	177,712	41.2
Operating Expense:
Research and Development Expense	7,114	4.2	5,466	3.5	19,058	3.9	16,837	3.9
Selling and Administrative Expense	54,227	32.2	51,800	33.5	160,463	33.1	146,271	33.9
Goodwill Impairment Charge	-	-	-	-	-	-	43,363	10.0
Total Operating Expense	61,341	36.4	57,266	37.1	179,521	37.0	206,471	47.8
Profit (Loss) from Operations	10,521	6.2	7,622	4.9	27,643	5.7	(28,759)	(6.7)
Other Income (Expense):
Interest Income	52	-	96	0.1	129	-	301	0.1
Interest Expense	(390)	(0.2)	(726)	(0.5)	(1,219)	(0.3)	(2,290)	(0.5)
Net Foreign Currency Transaction Gains (Losses)	130	0.1	353	0.2	(432)	(0.1)	145	-
ESOP Income	-	-	252	0.2	-	-	740	0.2
Other Income (Expense), Net	57	-	21	-	115	-	(27)	-
Total Other Expense, Net	(151)	(0.1)	(4)	-	(1,407)	(0.3)	(1,131)	(0.3)

Profit (Loss) Before Income Taxes	10,370	6.1	7,618	4.9	26,236	5.4	(29,890)	(6.9)
Income Tax Expense	2,844	1.7	1,835	1.2	8,445	1.7	3,066	0.7
Net Earnings (Loss)	$7,526	4.5	$5,783	3.7	$17,791	3.7	$(32,956)	(7.6)
Earnings (Loss) per Diluted Share	$0.39		$0.31		$0.92		$(1.78)

Net Sales

Consolidated Net Sales for the third quarter of 2010 totaled $168.6 million, a 9.2% increase as compared to consolidated Net Sales of $154.4 million in the third quarter of 2009. Consolidated Net Sales for the first nine months of 2010 totaled $484.9 million, a 12.3% increase as compared to consolidated Net Sales of $431.7 million in the same period of 2009.

The components of the change in consolidated Net Sales in the third quarter and first nine months of 2010 as compared to the same periods in 2009 were as follows:

	% Change as Compared to 2009
	Three Months Ended	Nine Months Ended
Growth Elements	September 30, 2010	September 30, 2010
Organic Growth:
Volume	10.7%	11.3%
Price	-	-
Organic Growth	10.7%	11.3%
Foreign Currency	(1.5%)	1.0%
Total	9.2%	12.3%

The 9.2% increase in consolidated Net Sales in the third quarter of 2010 as compared to 2009 was primarily driven by:

• an organic sales increase of approximately 10.7%, excluding the effects of acquisitions and foreign currency exchange, due to volume growth in equipment sales; partially offset
• an unfavorable direct foreign currency exchange impact of approximately 1.5%.

The 12.3% increase in consolidated Net Sales in the first nine months of 2010 as compared to 2009 was primarily driven by:

• an organic sales increase of approximately 11.3% due to an increase in equipment unit volume; and
• a favorable direct foreign currency exchange impact of approximately 1.0%.

The following table sets forth the Net Sales by geographic area for the three and nine month periods ended September 30, 2010 and 2009 and the percentage change from the prior year (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2010	2009	%	2010	2009	%
Americas	$111,756	$95,957	16.5	$312,023	$264,887	17.8
Europe, Middle East and Africa	38,746	45,192	(14.3)	123,330	131,823	(6.4)
Asia Pacific	18,135	13,278	36.6	49,526	34,941	41.7
Total	$168,637	$154,427	9.2	$484,879	$431,651	12.3

Americas

Net Sales in the Americas were $111.8 million for the third quarter of 2010, an increase of 16.5% from the third quarter of 2009. Net Sales benefited by approximately 16.0% from sales volume increases, primarily from industrial equipment and scrubbers equipped with our ec-H2O technology. The direct impact of foreign currency translation exchange effects within the Americas favorably impacted Net Sales by approximately 0.5% during the third quarter of 2010.

Net Sales increased 17.8% to $312.0 million in the Americas for the nine months ended September 30, 2010 as compared to the same period in 2009. Net Sales benefited by approximately 16.8% from sales volume increases, primarily scrubbers equipped with our ec-H2O technology and industrial equipment. The direct impact of foreign currency translation exchange effects within the Americas favorably impacted Net Sales by approximately 1.0% during the first nine months of 2010.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales decreased 14.3% to $38.7 million for the third quarter of 2010 as compared to the third quarter of 2009. We experienced an organic sales decline of approximately 5.8% in the third quarter of 2010 when compared to the same period last year. Unit volume increases of equipment with our ec-H2O technology were not sufficient to offset volume declines in other types of equipment, primarily large outdoor machines in our city cleaning business purchased by municipal governments, due to ongoing weakness in the European economy. Unfavorable direct foreign currency exchange fluctuations decreased Net Sales by approximately 8.5% in the third quarter of 2010.

EMEA Net Sales decreased 6.4% to $123.3 million for the nine months ended September 30, 2010. We experienced an organic sales decline of approximately 3.4% for the first nine months of 2010 as compared to the same period in 2009 primarily due to an overall decrease in equipment volume. Unfavorable direct foreign currency exchange fluctuations decreased Net Sales for the nine months ended September 30, 2010 by approximately 3.0%.

Asia Pacific

Net Sales in the Asia Pacific market for the third quarter of 2010 totaled $18.1 million, an increase of 36.6% as compared to the third quarter of 2009. Organic growth of approximately 29.1% in Net Sales was primarily driven by growth in equipment unit volume in both the China market as well as Australia. Favorable direct foreign currency translation exchange effects increased Net Sales by approximately 7.5% in the 2010 third quarter.

Net Sales for the first nine months of 2010 in the Asia Pacific market increased 41.7% to $49.5 million as compared to the same period last year. Organic sales growth increased by approximately 29.7% primarily due to equipment unit volume increases in both China and Australia. Favorable direct foreign currency translation exchange effects increased Net Sales by approximately 12.0% for the nine months ended September 30, 2010.

Gross Profit

Gross Profit margin was 42.6% and 42.7% for the third quarter and first nine months of 2010, respectively, as compared with 42.0% and 41.2% in the third quarter and first nine months of 2009, respectively. Gross margin increased by 60 and 150 basis points, respectively, primarily due to higher sales volume, continued tight spending controls and flexible production management.

Operating Expense

Research & Development Expense

Research and Development (“R&D”) Expense in the third quarter of 2010 was up 30.2% to $7.1 million as compared with $5.5 million in the third quarter of 2009. R&D Expense as a percentage of Net Sales was 4.2% for the third quarter of 2010, an increase as compared to 3.5% of Net Sales for R&D Expense in the third quarter of 2009, primarily due to our investments in chemical-free cleaning.

R&D Expense for the nine months ended September 30, 2010 was $19.1 million, up 13.2% from $16.8 million in the same period in 2009. R&D Expense as a percentage of Net Sales was 3.9% for the first nine months of 2010, which is consistent with 3.9% of Net Sales in the same period last year.

Selling & Administrative Expense

Selling and Administrative (“S&A”) Expense in the third quarter of 2010 was $54.2 million as compared to $51.8 million in the third quarter of 2009. The increase in S&A Expense was primarily attributable to higher variable costs stemming from increased sales. S&A Expense as a percentage of Net Sales was 32.2% for the third quarter of 2010, down from 33.5% in the comparable 2009 quarter and was down sequentially from 34.5% and 32.8% in the 2010 first and second quarters, respectively, due primarily to tight spending controls and leveraging our existing resources as we have kept our employee headcount consistent with 2009 year end levels.

For the nine months ended September 30, 2010, S&A Expense increased 9.7% to $160.5 million from $146.3 million in the comparable period last year due to higher variable costs related to increased sales, product launch expenses and investments in chemical-free cleaning. S&A Expense as a percentage of Net Sales was 33.1% for the first nine months of 2010 as compared to 33.9% in the comparable period last year due to tight spending controls and leveraging our existing resources.

Goodwill Impairment Charge

During the first quarter of 2009, we recorded a non-cash pretax Goodwill Impairment Charge of $43.4 million related to our EMEA reporting unit. Only $3.8 million of this charge was tax deductible.

Other Income (Expense), Net

Interest Income

Interest Income decreased nominally in the third quarter and first nine months of 2010, respectively, as compared to the same periods in 2009. The decrease between 2010 and 2009 mainly reflects the impact of no ESOP interest income in 2010 as the ESOP loan matured on December 31, 2009.

Interest Expense

Interest Expense was $0.4 million and $1.2 million in the third quarter and first nine months of 2010, respectively, a decrease of $0.3 million and $1.1 million, respectively, as compared to the same periods in 2009. The decline in Interest Expense between periods was primarily due to a lower level of borrowings against our revolving credit facility in 2010 as compared to 2009.

Net Foreign Currency Transaction Gains (Losses)

Net Foreign Currency Transaction Gains in the third quarter of 2010 were $0.1 million, a decrease of $0.2 million as compared to the same period in the prior year.  Net Foreign Currency Transaction Losses were $0.4 million for the first nine months of 2010, as compared to Net Foreign Currency Transaction Gains of $0.1 million in the same period in the prior year. The net unfavorable change from the prior year of foreign currency transactions in the third quarter and first nine months of 2010 was due to fluctuations in foreign currency rates in the normal course of business.

ESOP Income

There was no ESOP Income during the third quarter or first nine months of 2010 as compared to $0.3 million and $0.7 million in the same periods of 2009. On December 31, 2009, the term of the ESOP program expired.

Other Income (Expense), Net

There was no significant change in Other Income (Expense), Net in the third quarter and first nine months of 2010 as compared to the same periods in 2009.

Income Taxes

In the 2010 third quarter, the overall effective tax rate was 27.4% and our base tax rate, which excludes discrete tax items, was 37.9%. We had discrete net favorable tax items of approximately $1.1 million, including a one time benefit of $0.2 million related to the reversal of the China valuation allowance. During the third quarter of 2010 it was determined that it was more likely than not that all of the China deferred tax assets would be utilized in the future and accordingly the valuation allowance on the deferred tax assets was reduced to zero. Our base tax rate does not yet include any benefit for federal R&D tax credits, as we are not allowed to consider these credits in our tax rate until they are formally reenacted. The overall effective tax rate in the third quarter of 2009 was 24.1%. The increase in the overall effective tax rate as compared to the third quarter of 2009 was primarily related to the mix in expected full year taxable earnings by country.

The overall effective tax rate for the first nine months of 2010 was 32.2% and our base tax rate, which excludes discrete tax items, was 37.0%. The overall effective tax rate during the first nine months of 2009 was a negative 10.3%, which included a $1.1 million tax benefit associated with the $43.4 million impairment of goodwill, materially impacting the overall effective tax rate. Excluding the tax benefit associated with the goodwill impairment, the overall effective tax rate for the first nine months of 2009 would have been 30.7%. The increase in the overall effective rate as compared to the prior year, excluding goodwill impairment, was primarily related to the mix in expected full year taxable earnings by country and the expiration of the R&D tax credit in 2010.

Liquidity and Capital Resources

Liquidity

Cash and Cash Equivalents totaled $33.7 million at September 30, 2010, as compared to $18.1 million at December 31, 2009. We believe that the combination of internally generated funds and present capital resources are more than sufficient to meet our cash requirements for the next twelve months. Our debt-to-capital ratio was 13.7% and 15.7% at September 30, 2010 and December 31, 2009, respectively.

Cash Flow Summary

Cash provided by (used for) our operating, investing and financing activities is summarized as follows (dollars in thousands):

	Nine Months Ended
	September 30
	2010	2009
Operating Activities	$30,184	$58,420
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(6,085)	(8,543)
Acquisitions of Businesses, Net of Cash Acquired	(26)	(2,162)
Financing Activities	(8,316)	(63,063)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(89)	1
Net Increase (Decrease) in Cash and Cash Equivalents	$15,668	$(15,347)

Operating Activities

Operating activities provided $30.2 million of cash for the nine months ended September 30, 2010. Cash provided by operating activities was driven primarily by $17.8 million of Net Earnings as well as increased levels of Accounts Payable and reductions in Accounts Receivable, partially off-set by increased Inventories. The increase in Accounts Payable is primarily due to unit volume increase in sales as well as timing of payments. Reductions in Accounts Receivable are primarily due to our continued focus on proactively managing our trade receivable accounts and collecting past due balances. Increased Inventories are due to higher production levels in our manufacturing facilities.

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

	September 30, 2010	December 31, 2009	September 30, 2009
DSO	62	67	66
DIOH	91	87	94

As of September 30, 2010, DSO decreased 4 days as compared to September 30, 2009 due to increased Net Sales as well as our continued focus on proactively managing Accounts Receivable by enforcing tighter credit limits and collecting past due balances. As of September 30, 2010, DSO decreased 5 days as compared to December 31, 2009 due to our continued focus on proactively managing Accounts Receivable as well as a slight increase in Net Sales as compared to the fourth quarter of 2009.

As of September 30, 2010, DIOH decreased 3 days as compared to September 30, 2009 primarily due to increased sales volume in the third quarter of 2010 as compared to the third quarter of 2009 and continued progress from inventory management initiatives. As of September 30, 2010, DIOH increased 4 days as compared to December 31, 2009, primarily due to a higher inventory balance, somewhat offset by a slightly higher level of Net Sales in the third quarter of 2010 as compared to the fourth quarter of 2009.

Investing Activities

Investing activities during the nine months ended September 30, 2010 used $6.1 million in cash, almost entirely due to net capital expenditures. Investments in capital expenditures included technology upgrades, tooling related to new product development and manufacturing equipment.

Investing activities during the nine months ended September 30, 2009 used $10.7 million in cash. Investing activities included net capital expenditures of $8.5 million and $2.2 million related to acquisition of businesses. Investments in capital expenditures included technology upgrades, tooling related to new product development and investments in our Minnesota facilities to complete the new global R&D center of excellence to support new product innovation efforts. The $2.2 million related to acquisitions was primarily comprised of the 2009 first quarter earn-out payment for our March 28, 2008 acquisition of Sociedade Alfa Ltda. and the 2009 third quarter earn-out payment for our August 15, 2008 acquisition of Shanghai ShenTan Mechanical and Electrical Equipment Co. Ltd.

Financing Activities

Net cash used by financing activities was $8.3 million during the first nine months of 2010, primarily from $8.0 million in dividend payments, a $3.2 million repayment of Long-Term Debt and $3.2 million in repurchases of Common Stock related to our share repurchase program, partially offset by $4.7 million from the issuance of common stock related to equity awards and a $1.3 million tax benefit on stock plans.

Net cash used by financing activities was $63.1 million during the first nine months of 2009, primarily from net repayments of Long-Term Debt of $56.5 million, and $7.2 million in dividend payments.

Indebtedness

As of September 30, 2010, we had committed lines of credit totaling $132.0 million and uncommitted lines of credit totaling $80.0 million. There was $25.0 million in outstanding borrowings under our JPMorgan (as defined below) facility and no borrowings under any of our other facilities as of September 30, 2010. In addition, we had stand alone letters of credit of $1.9 million outstanding and bank guarantees in the amount of $1.0 million. Commitment fees on unused lines of credit for the nine months ended September 30, 2010 were $0.3 million.

Our most restrictive covenants are part of our Credit Agreement (as defined below) with JPMorgan, which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2010, our indebtedness to EBITDA ratio was 0.64 to 1 and our EBITDA to interest expense ratio was 31.08 to 1.

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

As of September 30, 2010 we were in compliance with all covenants under the Credit Agreement. There was $25.0 million in outstanding borrowings under this facility at September 30, 2010, with a weighted average interest rate of 2.46%.

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

As of September 30, 2010, there was no balance outstanding on this facility and therefore no requirement to be in compliance with the financial covenants under this facility. However, the financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of September 30, 2010. Should notes be issued under the Shelf Agreement, such notes will be pari passu with outstanding debt under the Credit Agreement.

ABN AMRO Bank N.V.

We have a credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) of 5.0 million Euros, or approximately $6.8 million, for general working capital purposes. Borrowings under this facility incur interest generally at a rate of 1.25% over the ABN AMRO base rate as calculated daily on the cleared account balance. This facility may also be used for short-term loans up to 3.0 million Euros, or $4.1 million. The terms and conditions of these loans would be incorporated in a separate short-term loan agreement at the time of the transaction. As of September 30, 2010, bank guarantees of $1.0 million reduced the amount available on this credit facility to $5.8 million. On October 1, 2010, we cancelled our credit facility with ABN AMRO.

Bank of America, National Association

On August 28, 2010, our revolving credit facility with Bank of America, National Association, Shanghai Branch expired and we elected not to renew it.

Royal Bank of Scotland N.V.

On October 1, 2010, we entered into a credit facility with Royal Bank of Scotland N.V. (“RBS”) in the amount of 4.0 million Euros, or approximately $5.5 million, for general working capital purposes.

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

Cautionary Statement Relevant to Forward-Looking Information

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: our ability to effectively manage organizational changes; our ability to optimize the allocation of resources to our strategic objectives; the competition in our business; geopolitical and economic uncertainty throughout the world; our ability to acquire, retain and protect proprietary intellectual property rights; our ability to maintain and manage our computer systems and data; the occurrence of a significant business interruption; unforeseen product liability claims or product quality issues; fluctuations in the cost or availability of raw materials and purchased components; our ability to comply with laws and regulations; and the relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended September 30, 2010 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

			Total Number of
			Shares Purchased
	Total Number		as Part of Publicly	Maximum Number of
For the Quarter Ended	of Shares	Average Price	Announced Plans	Shares that May Yet
September 30, 2010	Purchased (1)	Paid Per Share	or Programs	Be Purchased
July 1 - 31, 2010	9	$ 33.82	-	288,874
August 1 - 31, 2010	30,644	32.38	30,005	258,869
September 1 - 30, 2010	70,061	31.19	69,995	188,874
Total	100,714	$ 31.55	100,000	188,874

(1) Includes 714 shares delivered or attested to in satisfaction of the exercise price and/or withholding obligations by employees who exercised stock options or had restricted stock vest under employee compensation plans.

Item 6.  Exhibits

Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended September 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration No. 333-160887 filed on July 30, 2009.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	November 2 , 2010	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	November 2, 2010	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)