Form 10-K
period 2010-12-31
TENNANT CO
filed 2011-02-28
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-16191

TENNANT COMPANY
(Exact name of registrant as specified in its charter)
Minnesota	41-0572550
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

701 North Lilac Drive, P.O. Box 1452 Minneapolis, Minnesota 55440
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 763-540-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.375 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.	✓	Yes		No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.		Yes	✓	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit
and post such files).		Yes		No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                             [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	✓
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010, was $633,442,521.
As of February 22, 2011, there were 19,073,747 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2011 annual meeting of shareholders (the “2011 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2010
ANNUAL REPORT

Form 10–K

(Pursuant to Securities Exchange Act of 1934)

PART I
ITEM 1 – Business

General Development of Business

Tennant Company, a Minnesota corporation that was incorporated in 1909, is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer, healthier world. The Company’s floor maintenance and outdoor cleaning equipment, chemical-free cleaning technologies, specialty surface coatings and related products are used to clean and coat surfaces in factories, office buildings, parking lots and streets, airports, hospitals, schools, warehouses, shopping centers and other retail environments, and more. Customers include building service contract cleaners to whom organizations outsource facilities maintenance, as well as end-user businesses, healthcare facilities, schools and local, state and federal governments who handle facilities maintenance themselves. We reach these customers through the industry’s largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

Segment and Geographic Area Financial Information

The Company has one reportable business segment. Sales to customers geographically located in the United States were $354.5 million, $313.8 million and $359.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Additional financial information on the Company’s segment and geographic areas is provided in Note 18 of the Consolidated Financial Statements.

Principal Products, Markets and Distribution

The Company offers products and solutions mainly consisting of mechanized cleaning equipment targeted at commercial and industrial markets; parts, consumables and service maintenance and repair; business solutions such as pay-for-use offerings, rental and leasing programs; and technologies such as chemical-free cleaning technologies that enhance the performance of Tennant cleaning equipment. Adjacent products include specialty surface coatings and floor preservation products. In 2010 in order to drive the Company’s vision of becoming a global leader in chemical-free cleaning solutions, the Company established a new brand for its chemical-free cleaning technologies, OrbioTM, and established a group named Orbio Technologies to focus on expanding this new and innovative technology. During 2010, the Company continued to extend the availability of its proprietary electrically converted water technology (“ec-water”), which cleans without chemicals, to three large rider scrubber machines. The Company now offers ec-water technology on fifteen scrubbers: six walk-behind scrubbers and nine rider scrubbers. Also in 2010, the Company launched the Green Machine 500zeTM, an all-electric vacuum street sweeper. The 500ze, with its lithium-ion powered battery pack, is an environmentally friendly solution to clean crowded urban areas with zero carbon emissions and reduced noise levels. The Company’s products are sold through direct and distribution channels in various regions around the world. In the Americas, products are sold through a direct sales organization and independent distributors; in Australia, Japan and many countries principally in Western Europe, products are sold primarily through direct sales organizations; and in more than 80 other countries, Tennant relies on a broad network of independent distributors.

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

Seasonality

Although the Company’s business is not seasonal in the traditional sense, historically revenues and earnings have been more concentrated in the fourth quarter of each year reflecting the tendency of customers to increase capital spending during such quarter and the Company’s efforts to close those orders which then reduces order backlogs. In addition, the Company offers annual distributor rebates and sales commissions which tend to drive sales in the fourth quarter.

Working Capital

The Company funds operations through a combination of cash and cash equivalents and cash flows from operations. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. In addition, credit facilities are available for additional working capital needs or investment opportunities.

Major Customers

The Company sells its products to a wide variety of customers, none of which is of material importance in relation to the business as a whole. The customer base includes several governmental entities which generally have terms similar to other customers.

Competition

While there is no publically available industry data concerning market share, the Company believes, through its own market research, that it is a world-leading manufacturer of floor maintenance and cleaning equipment. Significant competitors exist in all key geographic regions. However, the key competitors vary by region. The Company competes primarily on the basis of offering a broad line of high-quality, innovative products supported by an extensive sales and service network in major markets.

Research and Development

The Company strives to be an industry leader in innovation and is committed to investing in research and development. The Company’s Global Innovation Center in Minnesota and engineers throughout our global locations are dedicated to various activities including development of new products and technologies, improvements of existing product design or manufacturing processes and new product applications. In 2010, 2009 and 2008, the Company spent $26.0 million, $23.0 million and $24.3 million on research and development, respectively.

Environmental Compliance

Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employees

The Company employed 2,793 people in worldwide operations as of December 31, 2010.

Available Information

The Company makes available free of charge, through the Company’s website at www.tennantco.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable when such material is filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”).

ITEM 1A – Risk Factors

The following are significant factors known to us that could materially adversely affect our business, financial condition or operating results.

We may encounter additional financial difficulties if the United States or other global economies continue to experience a significant long-term economic downturn, decreasing the demand for our products.

To the extent that the U.S. and other global economies experience a continued significant long-term economic downturn, our revenues could decline to the point that we may have to take additional cost-saving measures to reduce our fixed costs to a level that is in line with a lower level of sales in order to stay in business long-term in a depressed economic environment. Our product sales are sensitive to declines in capital spending by our customers. Decreased demand for our products could result in decreased revenues, profitability and cash flows and may impair our ability to maintain our operations and fund our obligations to others.

We are subject to competitive risks associated with developing innovative products and technologies, which generally cost more than our competitors’ products.

Our products are sold in competitive markets throughout the world. Competition is based on product features and design, brand recognition, reliability, durability, technology, breadth of product offerings, price, customer relationships and after-sale service. Although we believe that the performance and price characteristics of our products will provide competitive solutions for our customers’ needs, because of our dedication to innovation and continued investments in research and development, our products generally cost more than our competitor’s products. We believe that customers will pay for the innovation and quality in our products; however, in the current economic environment, it may be difficult for us to compete with lower cost products offered by our competitors and there can be no assurance that our customers will continue to choose our products over products offered by our competitors. If our products, markets and services are not competitive, we may experience a decline in sales, pricing and market share, which adversely impacts revenues, margin and the success of our operations.

We may not be able to effectively manage organizational changes which could negatively impact our operating results or financial condition.

We are continuing to implement global standardized processes in our business and asking our workforce to perform at a high level despite reduced staffing levels as a result of our workforce reduction and restructuring actions. This consolidation and reallocation of resources is part of our ongoing efforts to optimize our cost structure in the current economy. Our operating results may be negatively impacted if we are unable to manage these organizational changes by failing to assimilate the work of the positions that are eliminated or redeployed as part of our actions to reduce headcount and restructure positions. In addition, if we do not effectively manage the transition of these positions, we may not fully realize the anticipated savings of these actions or they may negatively impact our ability to serve our customers or meet our strategic objectives.

We may encounter difficulties as we invest in changes to our processes and computer systems that are foundational to our ability to maintain and manage the data in our systems.

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

 Inadequate funding of new technologies may result in an inability to develop new innovative products and services.

We strive to develop new and innovative products and services to differentiate ourselves in the marketplace. New product development relies heavily on our financial and resource investments in both the short term and long term. If we fail to adequately fund product development projects we risk not meeting our customer expectations which could result in decreased revenues, declines in margin and loss of market share.

We may encounter difficulties as we upgrade and evolve the capabilities of our computer systems, which could adversely impact our abilities to accomplish anticipated future cost savings and better serve our customers.

We have many information technology systems that are important to the operation of our business. Significantly upgrading and evolving the capabilities of our existing systems could lead to inefficient or ineffective use of our technology due to lack of training or expertise in these evolving technology systems. These factors could lead to significant expenses, adversely impacting the Company’s results of operations and hinder our ability to offer better technology solutions to our customers.

Our ability to effectively operate our Company could be adversely affected if we are unable to attract and retain key personnel and other highly skilled employees.

Our continued success will depend on, among other things, the skills and services of our executive officers and other key personnel. Our ability to attract and retain other highly qualified managerial, technical, manufacturing, research, sales and marketing personnel also impacts our ability to effectively operate our Company. As the economy recovers and companies grow and increase their hiring activities, there is an inherent risk of increased employee turnover and the loss of valuable employees in key positions, especially in emerging markets throughout the world. We believe the increased loss of key personnel within a concentrated region could adversely affect the Company’s sales growth.

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

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 – Properties

The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities are located in Minneapolis, Minn.; Holland, Mich.; Louisville, Ky; Uden, The Netherlands; the United Kingdom; São Paulo, Brazil; and Shanghai, China. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, China, Asia, Australia, New Zealand and Latin America. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs. Further information regarding the Company’s property and lease commitments is included in the Contractual Obligations section of Item 7 and in Note 13 of the Consolidated Financial Statements.

ITEM 3 – Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 – (Removed and Reserved)
PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION – Tennant common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of January 31, 2011, there were 506 shareholders of record. The common stock price was $40.34 per share on January 31, 2011.

The accompanying chart shows the high and low sales prices for the Company’s shares for each full quarterly period over the past two years as reported by the New York Stock Exchange:

	2010		2009
	High	Low	High	Low
First	$28.38	$21.84	$16.41	$7.76
Second	37.42	27.17	21.26	9.89
Third	38.13	28.82	30.79	15.79
Fourth	38.82	30.30	31.92	26.16

DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 66 consecutive years. Tennant’s annual cash dividend payout increased for the 39th consecutive year to $0.59 per share in 2010, an increase of $0.06 per share over 2009. Dividends are generally declared each quarter. On February 16, 2011, the Company announced a quarterly cash dividend of $0.17 per share payable March 15, 2011, to shareholders of record on February 28, 2011.

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

TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:

Wells Fargo Bank, N.A.
Shareowner Services
P.O. Box 64854
South St. Paul, MN 55164-0854
(800) 468-9716

EQUITY COMPENSATION PLAN INFORMATION – Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K.

SHARE REPURCHASES – On February 21, 2011, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 188,874 shares remaining under our current repurchase program as of December 31, 2010. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs. Our Credit Agreement limits the payment of dividends and repurchases of stock to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments.
For the Quarter Ended December 31, 2010	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2010	1,086	$33.53	-	188,874
November 1–30, 2010	35	35.39	-	188,874
December 1–31, 2010	-	-	-	188,874
Total	1,121	$33.59	-	188,874

(1) Includes 1,121 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock, the Overall Stock Market Performance Index (Morningstar U.S. Market) and Manufacturing Peer Group (Morningstar Manufacturing Sector) for the last five fiscal years, assuming an investment of $100 on December 31, 2005, including the reinvestment of all dividends.

5-YEAR CUMULATIVE TOTAL RETURN COMPARISON

	2005	2006	2007	2008	2009	2010
Tennant Company	$100	$113	$175	$62	$108	$162
Morningstar U.S. Market	$100	$116	$123	$77	$99	$116
Morningstar Manufacturing Sector	$100	$120	$145	$93	$116	$139

ITEM 6 – Selected Financial Data
(In thousands, except shares and per share data)

Years Ended December 31	2010		2009		2008		2007		2006
Financial Results:
Net Sales	$667,667		$595,875		$701,405		$664,218		$598,981
Cost of Sales	383,341	(1)	349,767		415,155		385,234		347,402
Gross Margin – %	42.6		41.3		40.8		42.0		42.0
Research and Development Expense	25,957		22,978		24,296		23,869		21,939
% of Net Sales	3.9		3.9		3.5		3.6		3.7
Selling and Administrative Expense	221,235	(1)	245,623	(2)	243,385	(3)	200,270	(4)	189,676
% of Net Sales	33.1		41.2		34.7		30.2		31.7
Profit (Loss) from Operations	37,134	(1)	(22,493	)(2)	18,569	(3)	54,845	(4)	39,964
% of Net Sales	5.6		(3.8)		2.6		8.3		6.7
Total Other (Expense) Income, Net	(2,407)		(1,827)		(994)		2,867	(4)	3,338
Income Tax Expense	(76	)(1)	1,921	(2)	6,951	(3)	17,845	(4)	13,493
Effective Tax Rate - %	(0.2)		7.9		39.6		30.9		31.2
Net Earnings (Loss)	34,803	(1)	(26,241	)(2)	10,624	(3)	39,867	(4)	29,809
% of Net Sales	5.2		(4.4)		1.5		6.0		5.0
Per Share Data:
Basic Net Earnings (Loss)	$1.85	(1)	$(1.42	)(2)	$0.58	(3)	$2.14	(4)	$1.61
Diluted Net Earnings (Loss)	$1.80	(1)	$(1.42	)(2)	$0.57	(3)	$2.08	(4)	$1.57
Diluted Weighted Average Shares	19,332,103		18,507,772		18,581,840		19,146,000		18,989,000
Cash Dividends	$0.59		$0.53		$0.52		$0.48		$0.46
Financial Position:
Total Assets	$403,668		$377,726		$456,604		$382,070		$354,250
Total Debt	30,828		34,211		95,339		4,597		3,719
Total Shareholders’ Equity	216,133		184,279		209,904		252,431		229,664
Current Ratio	2.1		1.9		2.3		2.5		2.5
Debt to Capital Ratio	12.5		15.7		31.2		1.8		1.6
Cash Flows:
Net Cash Provided by Operations	$42,530		$75,185		$37,394		$39,640		$40,319
Capital Expenditures, Net of Disposals	(9,934)		(11,172)		(19,982)		(21,466)		(23,240)
Free Cash Flow	32,596		64,013		17,412		18,174		17,079
Other Data:
Depreciation and Amortization	$21,192		$22,803		$22,959		$18,054		$14,321
Number of employees at year-end	2,793		2,786		3,002		2,774		2,653

The results of operations from our 2009 and 2008 acquisitions have been included in the Consolidated Financial Statements, as well as the Selected Financial Data presented above, since each of their respective dates of acquisition.

(1) 2010 includes a tax benefit from the international entity restructuring of $10,913 (or $0.56 per diluted share), a workforce redeployment charge of $1,671 pretax ($1,196 aftertax or $0.06 per diluted share), an inventory revaluation from change in functional currency designation due to international entity restructuring of $647 pretax ($453 aftertax or $0.02 per diluted share) and a revision of our 2008 workforce reduction reserve of $277 pretax ($173 aftertax or $0.01 per diluted share).

(2) 2009 includes a goodwill impairment charge of $43,363 pretax ($42,289 aftertax or $2.29 per diluted share), a benefit from a revision during the first quarter of 2009 to the 2008 workforce reduction charge of $1,328 pretax ($1,249 aftertax or $0.07 per diluted share) and a net tax benefit, primarily from a United Kingdom business reorganization, of $1,864 aftertax (or $0.10 per diluted share).

(3) 2008 includes a workforce reduction charge and associated expenses of $14,551 pretax ($12,003 aftertax or $0.65 per diluted share), increase in Allowance for Doubtful Accounts of $3,361 pretax ($3,038 aftertax or $0.16 per diluted share), write-off of technology investments of $1,842 pretax ($1,246 aftertax or $0.07 per diluted share) and a gain on sale of Centurion assets of $229 pretax ($143 aftertax or $0.01 per diluted share).

(4) 2007 includes a restructuring charge and associated expenses of $2,507 pretax ($1,656 aftertax or $0.09 per diluted share), a one-time tax benefit relating to a reduction in valuation reserves, net of the impact of tax rate changes in foreign jurisdictions on deferred taxes of $3,644 aftertax (or $0.19 per diluted share) and a gain on the sale of the Maple Grove, Minnesota facility of $5,972 pretax ($3,720 aftertax or $0.19 per diluted share).

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer, healthier world. Our products include equipment for maintaining surfaces in industrial, commercial and outdoor environments; chemical-free cleaning technologies; and specialty surface coatings for protecting, repairing and upgrading floors. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are located in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions.

Net Earnings for 2010 were $34.8 million, or $1.80 per diluted share, compared to a Net Loss of $26.2 million, or $1.42 loss per diluted share, for 2009. Net Earnings for 2010 were favorably impacted by a tax benefit from an international entity restructuring and increased Net Sales and profitability as compared to the prior year. Also, the prior year was impacted by a non-cash pretax goodwill impairment charge of $43.4 million, or $2.29 loss per diluted share. Net Sales totaled $667.7 million, up 12.0% from 2009 driven primarily by an increase in equipment unit sales volume. Gross Margins increased 130 basis points to 42.6%. Selling and Administrative Expense (“S&A Expense”) decreased 80 basis points as a percentage of Net Sales to 33.1% as compared to 33.9% in 2009 due to tight spending controls and leveraging our existing resources.

Tennant continues to invest in innovative product development, with 3.9% of Net Sales spent on Research and Development in 2010. During 2010, the Company continued to extend the availability of its proprietary ec-water technology that cleans without chemicals, to three large rider scrubber machines. The Company now offers ec-water technology on fifteen scrubbers: six walk-behind scrubbers and nine rider scrubbers. Also in 2010, the Company launched the Green Machine 500ze, an all-electric vacuum street sweeper. The 500ze, with its lithium-ion powered battery pack, is an environmentally friendly solution to clean crowded urban areas with zero carbon emissions and reduced noise levels. Sales of new products introduced in the past three years generated approximately 47% of our equipment sales during 2010, exceeding our long-stated goal of 30%.

We ended 2010 with a Debt-to-Capital ratio of 12.5%, $39.5 million in Cash and Cash Equivalents and Shareholders’ Equity of $216.1 million. During 2010, we generated operating cash flows of $42.5 million. Total debt was $30.8 million as of December 31, 2010 compared to $34.2 million at the end of 2009.

Historical Results

The following table compares the historical results of operations for the years ended December 31, 2010, 2009 and 2008 in dollars and as a percentage of Net Sales (in thousands, except per share amounts and percentages):

	2010	%	2009	%	2008	%
Net Sales	$667,667	100.0	$595,875	100.0	$701,405	100.0
Cost of Sales	383,341	57.4	349,767	58.7	415,155	59.2
Gross Profit	284,326	42.6	246,108	41.3	286,250	40.8
Operating Expense:
Research and Development Expense	25,957	3.9	22,978	3.9	24,296	3.5
Selling and Administrative Expense	221,235	33.1	202,260	33.9	243,614	34.7
Goodwill Impairment Charge	-	-	43,363	7.3	-	-
Gain on Divestiture of Assets	-	-	-	-	(229)	-
Total Operating Expenses	247,192	37.0	268,601	45.1	267,681	38.2
Profit (Loss) from Operations	37,134	5.6	(22,493)	(3.8)	18,569	2.6
Other Income (Expense):
Interest Income	133	-	393	0.1	1,042	0.1
Interest Expense	(1,619)	(0.2)	(2,830)	(0.5)	(3,944)	(0.6)
Net Foreign Currency Transaction (Losses) Gains	(902)	(0.1)	(412)	(0.1)	1,368	0.2
ESOP Income	-	-	990	0.2	2,219	0.3
Other (Expense) Income, Net	(19)	-	32	-	(1,679)	(0.2)
Total Other (Expense) Income, Net	(2,407)	(0.4)	(1,827)	(0.3)	(994)	(0.1)
Profit (Loss) Before Income Taxes	34,727	5.2	(24,320)	(4.1)	17,575	2.5
Income Tax Expense	(76)	-	1,921	0.3	6,951	1.0
Net Earnings (Loss)	$34,803	5.2	$(26,241)	(4.4)	$10,624	1.5
Net Earnings (Loss) per Diluted Share	$1.80		$(1.42)		$0.57

Consolidated Financial Results

Net Earnings for 2010 were $34.8 million, or $1.80 per diluted share, compared to a Net Loss of $26.2 million, or $1.42 loss per diluted share for 2009. Net Earnings were impacted by:

•	An increase in Net Sales of 12.0%, primarily driven by equipment unit volume increases.

•	A 130 basis point increase in Gross Margins to 42.6% due to higher sales volume, continued tight spending controls and flexible production management.

•	A decrease in S&A Expense as a percentage of Net Sales of 80 basis points due to continued tight spending controls and leveraging our existing resources.

•	A tax benefit from an international entity restructuring contributed $0.56 per diluted share.

Net Loss for 2009 was $26.2 million, or $1.42 loss per diluted share, compared to Net Earnings of $10.6 million, or $0.57 per diluted share for 2008. Net Loss was impacted by:

•	A decline in Net Sales of 15.0%, primarily due to a decrease in equipment unit sales volume experienced during 2009.

•
A 50 basis point increase in Gross Margins to 41.3% due to benefits from commodity price deflation, cost reductions, flexible production management and workforce reductions which more than offset the decline in equipment unit sales volume.

•
A decrease in S&A Expense as a percentage of Net Sales of 80 basis points due to benefits from our workforce reduction program, reductions in volume-related expenses and delays in discretionary spending.

•	Non-cash pretax goodwill impairment charge of $43.4 million during the first quarter of 2009.

•	A benefit from net favorable discrete tax items contributed $0.03 per diluted share and a tax benefit from a United Kingdom business reorganization contributed $0.10 per diluted share.

Net Sales

In 2010, consolidated Net Sales were $667.7 million, an increase of 12.0% as compared to 2009. Consolidated Net Sales were $595.9 million in 2009, a decrease of 15.0% over 2008.

The components of the consolidated Net Sales change for 2010 as compared to 2009, and 2009 as compared to 2008, were as follows:

Growth Elements	2010 v. 2009	2009 v. 2008
Organic Growth (Decline):
Volume	12%	(14%)
Price	-	1%
Organic Growth (Decline)	12%	(13%)
Foreign Currency	-	(3%)
Acquisitions	-	1%
Total	12%	(15%)

The 12.0% increase in consolidated Net Sales for 2010 as compared to 2009 was primarily driven by an increase in equipment unit sales volume.

The 15.0% decrease in consolidated Net Sales for 2009 from 2008 was primarily driven by:

•
An organic decline of 13%, which includes a decline in base business equipment sales volume experienced in almost all geographic regions, slightly offset by the net benefit from higher year-over-year selling prices.

•	An unfavorable direct foreign currency exchange impact of 3%.

The following table sets forth annual Net Sales by operating segment and the related percent change from the prior year (in thousands, except percentages):
	2010	%	2009	%	2008	%
Americas	$424,462	16.0	$366,034	(15.2)	$431,559	(0.6)
Europe, Middle East and Africa	172,619	(2.9)	177,829	(18.3)	217,594	18.8
Asia Pacific	70,586	35.7	52,012	(0.5)	52,252	11.0
Total	$667,667	12.0	$595,875	(15.0)	701,405	5.6

Americas – In 2010, Americas Net Sales increased 16.0% to $424.5 million as compared with $366.0 million in 2009. The primary driver of the increase in Net Sales is attributable to sales unit volume increases, primarily from industrial equipment and scrubbers equipped with our ec-H2OTM technology. Favorable direct foreign currency translation exchange effects increased Net Sales by approximately 1%.

In 2009, Americas Net Sales declined 15.2% to $366.0 million as compared with $431.6 million in 2008. The primary driver of the decrease in Net Sales was attributable to a decline in equipment unit volume, during the first three quarters of 2009, somewhat offset by benefits from slightly higher selling prices. There was minimal impact from foreign currency translation or our Sociedade Alfa Ltda. (“Alfa”) acquisition during 2009.

Europe, Middle East and Africa – Europe, Middle East and Africa (“EMEA”) Net Sales in 2010 decreased 2.9% to $172.6 million as compared to 2009 Net Sales of $177.8 million. Unfavorable direct foreign currency exchange effects decreased EMEA Net Sales by approximately 4.5% in 2010. An organic sales increase of approximately 1.6% was primarily due to increased unit volume in our service, parts and consumables business, partially offset by lower equipment unit volume.

EMEA Net Sales in 2009 decreased 18.3% to $177.8 million as compared to 2008 Net Sales of $217.6 million. An organic sales decline of approximately 12% was primarily due to lower equipment unit volume in most regions due to weak economic conditions somewhat offset by higher equipment unit volume in the UK and Italy and slightly higher selling prices. Unfavorable direct foreign currency exchange effects decreased EMEA Net Sales by approximately 7% in 2009. Our Applied Sweepers Ltd. (“Applied Sweepers”) acquisition contributed approximately 1% to EMEA Net Sales in 2009.

Asia Pacific – Asia Pacific Net Sales in 2010 increased 35.7% to $70.6 million over 2009 Net Sales of $52.0 million. Organic sales increase of approximately 25.2% was primarily due to equipment unit volume increases in both Australia and China. Favorable direct foreign currency exchange effects increased Net Sales by approximately 10.5% in 2010.

Asia Pacific Net Sales in 2009 decreased 0.5% to $52.0 million over 2008 Net Sales of $52.3 million. Unfavorable direct foreign currency exchange effects decreased Net Sales by approximately 0.5% in 2009, with organic sales essentially flat.

Gross Profit

Gross Profit margin was 42.6% in 2010, an increase of 130 basis points as compared to 2009. Gross Margin was favorably impacted by manufacturing efficiencies from increased sales volume, somewhat offset by higher commodity costs.

Gross Profit margin was 41.3% in 2009, an increase of 50 basis points as compared to 2008. Gross Margin was unfavorably impacted by the decline in equipment unit volume as compared to the prior year; however, this was more than offset by commodity price deflation, cost reductions, flexible production management and savings from workforce reductions.

Operating Expenses

Research and Development Expense – Research and Development Expense (“R&D Expense”) increased $3.0 million, or 13.0%, in 2010 as compared to 2009 and remained consistent with the prior year at 3.9% as a percentage of Net Sales. Higher sales and improved profitability in 2010 allowed increased investment levels in key research and development projects, primarily for our chemical-free technologies.

R&D Expense decreased $1.3 million, or 5.4%, in 2009 as compared to 2008 and increased 40 basis points to 3.9% as a percentage of Net Sales. Despite lower sales levels in 2009, investments continued to be made in key research and development projects and technologies.

Selling and Administrative Expense – S&A Expense increased by $19.0 million, or 9.4%, in 2010 as compared to 2009 due primarily to higher variable selling expenses and incentives. As a percentage of Net Sales, 2010 S&A Expense decreased 80 basis points to 33.1%. S&A Expense benefited from tight spending controls and leveraging our existing resources as we have kept our employee headcount consistent with 2009 year end levels.

S&A Expense decreased by $41.4 million, or 17.0%, in 2009 as compared to 2008. As a percentage of Net Sales, 2009 S&A Expense decreased 80 basis points to 33.9%. S&A Expense benefited from decreased headcount in 2009 due to the fourth quarter 2008 workforce reduction, decreased selling costs associated with a lower level of sales and delays in discretionary spending, partially offset by higher incentives as compared to the prior period due to strong operating profit results and cash flows from operations. Favorable foreign currency exchange was approximately $3.4 million in 2009.

Goodwill Impairment Charge – During the first quarter of 2009, we recorded a non-cash pretax goodwill impairment charge of $43.4 million related to our EMEA reporting unit. Only $3.8 million of this charge was tax deductible.

Total Other Income (Expense), Net

Interest Income – Interest Income was $0.1 million in 2010, a decrease of $0.3 million from 2009. The decrease between 2010 and 2009 mainly reflects the impact of no ESOP interest income in 2010 as the ESOP loan matured on December 31, 2009.

Interest Income was $0.4 million in 2009, a decrease of $0.6 million from 2008. The decrease reflects the impact of a lower level of cash on hand during 2009 as compared to 2008 as well as a slightly lower interest rate.

Interest Expense – Interest Expense was $1.6 million in 2010 as compared to $2.8 million in 2009. This decline is primarily due to a lower level of borrowings against our revolving credit facility in 2010 as compared to 2009.

Interest Expense was $2.8 million in 2009 as compared to $3.9 million in 2008. This decline is primarily due to significant repayments of debt during 2009 as compared to 2008.

Net Foreign Currency Transaction Gains (Losses) – Net Foreign Currency Transaction Losses were $0.9 million in 2010 as compared to $0.4 million in 2009. The decrease from the prior year was due to fluctuations in foreign currency rates in the normal course of business.

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

ESOP Income – There was no ESOP Income during 2010. On December 31, 2009, the term for this ESOP program expired.

ESOP Income decreased $1.2 million between 2009 and 2008 due to a lower average stock price. In the past, we benefited from ESOP Income when the shares held by Tennant’s ESOP Plan were utilized and the basis of those shares was lower than the current average stock price. This benefit was offset in periods when the number of shares needed exceeded the number of shares available from the ESOP as the shortfall would have been issued at the current market rate, which was generally higher than the basis of the ESOP shares. We issued additional shares throughout 2009 as we experienced a lower average stock price during 2009 as compared to 2008.

Other (Expense) Income, Net – There was no significant change in Other (Expense) Income, Net in 2010 as compared to 2009.

Other (Expense) Income, Net decreased $1.7 million between 2009 and 2008 primarily due to a decrease in discretionary contributions to Tennant’s charitable foundation.

Income Taxes

Our overall effective income tax rate was (0.2%), 7.9% and 39.6% in 2010, 2009 and 2008, respectively. The 2010 net tax benefit included a $10.9 million tax benefit associated with a restructuring and realignment of international operations recorded in the fourth quarter, materially impacting the overall effective rate. Excluding the tax benefit associated with the fourth quarter restructuring and realignment of international operations, the 2010 overall effective tax rate would have been 31.3%. The increase in the 2010 overall effective tax rate was primarily related to changes in our operating profit by taxing jurisdiction.

The 2009 tax expense includes a $1.1 million tax benefit associated with the $43.4 million impairment of Goodwill recorded in the first quarter, materially impacting the overall effective tax rate. Excluding the $1.1 million tax benefit associated with the first quarter goodwill impairment, the 2009 effective tax rate would have been 15.7%. The 2009 tax expense also includes a $2.3 million tax benefit associated with a United Kingdom business reorganization in the fourth quarter, also materially impacting the overall effective tax rate. Excluding the tax benefit associated with the first quarter goodwill impairment and the fourth quarter United Kingdom business reorganization, the 2009 overall effective tax rate would have been 27.8%. The decrease in the 2009 overall effective tax rate excluding these items was substantially related to changes in our operating profit by taxing jurisdiction.

Liquidity and Capital Resources

Liquidity – Cash and Cash Equivalents totaled $39.5 million at December 31, 2010, as compared to $18.1 million of Cash and Cash Equivalents as of December 31, 2009. Cash and Cash Equivalents held by our foreign subsidiaries totaled $10.6 million as of December 31, 2010 as compared to $10.1 million of Cash and Cash Equivalents held by our foreign subsidiaries as of December 31, 2009. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.1 and 1.9 as of December 31, 2010 and 2009, respectively, based on working capital of $132.1 million and $99.8 million, respectively.

Our Debt-to-Capital ratio was 12.5% as of December 31, 2010, compared with 15.7% as of December 31, 2009. Our capital structure was comprised of $30.8 million of Long-Term Debt and $216.1 million of Shareholders’ Equity as of December 31, 2010.

Cash Flow Summary – Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):
	2010	2009	2008
Operating Activities	$42,530	$75,185	$37,394
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(9,934)	(11,172)	(19,982)
Acquisitions of Businesses, Net of Cash Acquired	(86)	(2,162)	(81,845)
Financing Activities	(10,342)	(74,068)	62,075
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(701)	994	(1,449)
Net Increase (Decrease) in Cash and Cash Equivalents	$21,467	$(11,223)	$(3,807)

Operating Activities – Cash provided by operating activities was $42.5 million in 2010, $75.2 million in 2009 and $37.4 million in 2008. In 2010, cash provided by operating activities was driven by $34.8 million of Net Earnings as well as increased Accrued Expenses, primarily from sales and management incentives, somewhat offset by increases in Receivables and Inventories, both increasing at year end due to strong fourth quarter Net Sales. Cash flow provided by operating activities was $32.7 million lower in 2010 as compared to 2009. This decrease was primarily driven by higher working capital related to higher sales levels as of year end 2010 as compared to year end 2009.

In 2009, cash provided by operating activities was driven by strong working capital management, offset somewhat by a decrease in Employee Compensation and Benefits and Other Accrued Expenses due in part to the cash payments in 2009 for the workforce reduction, which were accrued in 2008. Cash flow provided by operating activities was $37.8 million higher in 2009 as compared to 2008. This increase was primarily driven by a reduction in Inventories and an increase in Income Taxes Payable and Accounts Payable, offset by a decrease in Employee Compensation and Benefits and Other Accrued Expenses.

For 2010, we used operating profit and working capital as key indicators of financial performance and the primary metrics for performance-based incentives.

Two metrics used by management to evaluate how effectively we utilize our net assets are “Accounts Receivable Days Sales Outstanding” (DSO) and “Days Inventory on Hand” (DIOH), on a FIFO basis. The metrics are calculated on a rolling three month basis in order to more readily reflect changing trends in the business. These metrics for the quarters ended December 31 were as follows (in days):

	2010	2009	2008
DSO	59	67	77
DIOH	83	87	101

DSO decreased 8 days in 2010 as compared to 2009 primarily due to increased Net Sales as well as our continued focus on proactively managing Accounts Receivable by enforcing tighter credit limits and collecting past due balances.

DIOH decreased 4 days in 2010 as compared to 2009 primarily due to increased sales volume in the fourth quarter of 2010 as compared to the fourth quarter of 2009 and continued progress from inventory management initiatives.

Investing Activities – Net cash used for investing activities was $10.0 million in 2010, $13.3 million in 2009 and $101.8 million in 2008. Net capital expenditures were $9.9 million during 2010 as compared to $11.2 million in 2009. Net capital expenditures were $20.0 million in 2008. Our 2010 capital expenditures included technology upgrades and tooling related to new product development and manufacturing equipment. Capital expenditures in 2009 included technology upgrades, tooling related to new product development and investments in our Minnesota facilities to complete the Global Innovation Center to support new product innovation efforts. Capital expenditures in 2008 included upgrades to our information technology systems and related infrastructures and investments in tooling in support of new products, as well as investment in our corporate facilities to create a Global Innovation Center for research and development. In 2008, acquisitions of businesses used $81.8 million of cash related to our Applied Sweepers and Alfa acquisitions.

Financing Activities – Net cash used for financing activities was $10.3 million in 2010 and $74.1 million in 2009. Net cash provided by financing activities was $62.1 million in 2008. In 2010, payments of dividends used $11.2 million and payments of Long-Term Debt used $4.2 million. In 2009, payments of Long-Term Debt used $67.2 million and dividend payments used $9.9 million. Our annual cash dividend payout increased for the 39th consecutive year to $0.59 per share in 2010, an increase of $0.06 per share over 2009.

Proceeds from the issuance of Common Stock generated $6.5 million in 2010, $0.9 million in 2009 and $1.9 million in 2008.

On May 3, 2007, the Board of Directors authorized the repurchase of 1,000,000 shares of our Common Stock. At December 31, 2010, there remained 188,874 shares authorized for repurchase. On February 21, 2011, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock.

There were 100,000 shares repurchased in 2010, no shares repurchased during 2009 and 450,100 shares repurchased in 2008, at average repurchase prices of $31.53 during 2010 and $31.88 during 2008. Our Credit Agreement with JPMorgan Chase Bank limits the payment of dividends and repurchases of stock to amounts ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments for the life of the agreement.

Indebtedness – As of December 31, 2010, we had committed lines of credit totaling approximately $125.0 million and uncommitted lines of credit totaling $82.7 million. There was $25.0 million in outstanding borrowings under our JPMorgan facility and no borrowings under any other facilities as of December 31, 2010. In addition, we had stand alone letters of credit of approximately $1.9 million outstanding and bank guarantees in the amount of approximately $0.9 million. Commitment fees on unused lines of credit for the year ended December 31, 2010 were $0.4 million.

Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in the Shelf Agreement with Prudential, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2010, our indebtedness to EBITDA ratio was 0.60 to 1 and our EBITDA to interest expense ratio was 35.28 to 1.

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

The Credit Agreement includes a security interest on most of our personal property and a pledge of 65% of the stock of all domestic and first tier foreign subsidiaries. The obligations under the Credit Agreement are also guaranteed by our domestic subsidiaries and those subsidiaries also provide a security interest in their similar personal property.

The fee for committed funds under the Credit Agreement ranges from an annual rate of 0.30% to 0.50%, depending on our leverage ratio. Borrowings under the Credit Agreement bear interest at an annual rate of, at our option, either (i) between LIBOR plus 2.20% to LIBOR plus 3.00%, depending on our leverage ratio; or (ii) the highest of (A) the prime rate, (B) the federal funds rate plus 0.50%, and (C) the adjusted LIBOR rate for a one month period plus 1.00%; plus, in any such case under this clause (ii), an additional spread of 1.20% to 2.00%, depending on our leverage ratio.

If we obtain additional indebtedness in excess of $25.0 million, to the extent that any revolving loans under the Credit Agreement are then outstanding we are required to prepay the revolving loans. Proceeds over $25.0 million and under $35.0 million require repayment of the revolver commitment on a 50% dollar for dollar basis and proceeds over $35.0 million require prepayment on the revolver commitment on a 100% dollar for dollar basis. The Credit Agreement limits the payment of dividends and repurchases of stock to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments. The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity.

As of December 31, 2010 we were in compliance with all covenants under the Credit Agreement. There was $25.0 million in outstanding borrowings under this facility at December 31, 2010, with a weighted average interest rate of 2.47%.

Prudential Investment Management, Inc.

On July 29, 2009, we entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto. The Shelf Agreement provides us and our subsidiaries access to an uncommitted, senior secured, maximum aggregate principal amount of $80.0 million of debt capital. The Shelf Agreement contains representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity. The Shelf Agreement limits the payment of dividends or repurchases of stock to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments.

As of December 31, 2010, there was no balance outstanding on this facility and therefore no requirement to be in compliance with the financial covenants under this facility. However, the financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of December 31, 2010. Should notes be issued under the Shelf Agreement, such notes will be pari passu with any outstanding debt under the Credit Agreement.

The Royal Bank of Scotland N.V.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland N.V. in the amount of 2.0 million Euros or approximately $2.7 million. There was no balance outstanding on this facility as of December 31, 2010.

Contractual Obligations – Our contractual obligations as of December 31, 2010, are summarized by period due in the following table (in thousands):
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt (1)	$25,128	$73	$25,044	$11	$-
Interest payments on long-term debt (1)	1,009	634	373	2	-
Capital leases	5,229	2,750	2,375	104	-
Interest payments on capital leases	309	174	128	7	-
Retirement benefit plans(2)	1,024	1,024	-	-	-
Deferred compensation arrangements(3)	6,522	749	1,050	731	3,992
Operating leases (4)	15,212	6,716	5,779	1,721	996
Purchase obligations (5)	38,633	38,229	404	-	-
Other (6)	1,741	1,511	230
Total contractual obligations	$94,807	$51,860	$35,383	$2,576	$4,988

(1) Long-term debt represents bank borrowings and borrowings through our Credit Agreement. Our Credit Agreement does not have specified repayment terms; therefore, repayment is due upon expiration of the agreement on June 19, 2012. Interest payments on our Credit Agreement were calculated using the December 31, 2010 LIBOR rate based on the assumption that the principal would be repaid in full upon the expiration of the agreement.

(2) Our retirement benefit plans, as described in Note 11 of the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Our plan obligations totaled $24.3 million as of December 31, 2010. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our 2011 expected contribution in the contractual obligations table.

(3) The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $6.5 million as of December 31, 2010. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant distribution elections.

(4) Operating lease commitments consist primarily of office and warehouse facilities, vehicles and office equipment as discussed in Note 13 of the Consolidated Financial Statements.

(5) Purchase obligations include all known open purchase orders, contractual purchase commitments and contractual obligations related to information technology as of December 31, 2010.

(6) Other obligations include collateralized borrowings as discussed in Note 8 of the Consolidated Financial Statements and residual value guarantees as discussed in Note 13 of the Consolidated Financial Statements.

Total contractual obligations exclude our gross unrecognized tax benefits of $5.3 million as of December 31, 2010. We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits see Note 14 of the Consolidated Financial Statements.

Newly Issued Accounting Guidance

Intangibles – Goodwill and Other

In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The modified guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. We do not expect that the adoption of the guidance will have an impact on our financial position or results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued new guidance that sets forth the requirements that must be met for an entity to recognize revenue for the sale of a delivered item that is part of a multiple-element arrangement when other elements have not yet been delivered. The new guidance is effective for fiscal years beginning on or after June 15, 2010 and therefore we will adopt this guidance on January 1, 2011. We do not expect that the adoption of the guidance will have an impact on our financial position or results of operations.

Business Combinations

In December 2010, the FASB updated guidance to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The updated guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect that the adoption of the guidance will have an impact on our financial position or results of operations as the guidance will be adopted prospectively.

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

Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Bad debt write-offs as a percentage of Net Sales were approximately 0.3% in 2010, 0.7% in 2009 and 0.0% in 2008. As of December 31, 2010, we had $3.4 million reserved against Accounts Receivable for doubtful accounts.

Inventory Reserves – We value our inventory at the lower of the cost of inventory or fair market value through the establishment of a reserve for excess, slow moving and obsolete inventory. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed by comparing our inventory levels to our projected demand requirements based on historical demand, market conditions and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there are significant declines in demand for certain products. This reserve creates a new cost basis for these products and is considered permanent. As of December 31, 2010, we had $3.7 million reserved against Inventories.

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

If our goodwill impairment testing resulted in one or more of our reporting units’ carrying amount exceeding its fair value, we would write down our reporting units’ carrying amount to its fair value and would record an impairment charge in our results of operations in the period such determination is made. Subsequent reversal of goodwill impairment charges is not permitted. During the first quarter of 2009, we recorded a goodwill impairment loss of $43.4 million. Each of our reporting units were tested for impairment as of December 31, 2010 and based upon our analysis, the estimated fair values of our reporting units substantially exceeded their carrying amounts. We had Goodwill of $20.4 million as of December 31, 2010.

Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to net sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty expense as a percentage of Net Sales was 1.6% in 2010, 1.4% in 2009 and 1.2% in 2008. As of December 31, 2010, we had $7.0 million reserved for future estimated warranty costs.

Income Taxes – We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions. We also establish reserves for uncertain tax matters that are complex in nature and uncertain as to the ultimate outcome. Although we believe that our tax return positions are fully supportable, we consider our ability to ultimately prevail in defending these matters when establishing these reserves. We adjust our reserves in light of changing facts and circumstances, such as the closing of a tax audit. We believe that our current reserves are adequate. However, the ultimate outcome may differ from our estimates and assumptions and could impact the income tax expense reflected in our Consolidated Statements of Operations.

Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our Consolidated Statements of Operations. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2010, a valuation allowance of $9.2 million was recorded against foreign tax loss carryforwards and state credit carryforwards.

Cautionary Factors Relevant to Forward-Looking Information

This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include:

•	Geopolitical and economic uncertainty throughout the world.
•	Competition in our business.
•	Ability to effectively manage organizational changes.
•	Ability to effectively maintain and manage the data in our computer systems.
•	Ability to develop new innovative products and services.
•	Ability to successfully upgrade and evolve the capabilities of our computer systems.
•	Ability to attract and retain key personnel.
•	Occurrence of a significant business interruption.
•	Fluctuations in the cost or availability of raw materials and purchased components.
•	Unforeseen product liability claims or product quality issues.
•	Ability to comply with laws and regulations.
•	Ability to acquire, retain and protect proprietary intellectual property rights.
•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.

We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Information about factors that could materially affect our results can be found in Part I, Item 1A - Risk Factors. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

During 2010, our raw materials and other purchased component costs were not significantly impacted by commodity prices. We continue to focus on mitigating the risk of continued future raw material or other product component cost increases through product pricing, negotiations with our vendors and cost reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices increase, our results may be unfavorably impacted in 2011.

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

Because a substantial portion of our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of $40.3 million and $50.8 million at the end of 2010 and 2009, respectively. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of December 31, 2010, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.

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

ITEM 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tennant Company:

We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the financial statements, we also have audited the financial statement schedule as included in Item 15.A.2, as of and for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Tennant Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Minneapolis, MN
February 25, 2011

Consolidated Statements of Operations
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

Years ended December 31	2010	2009	2008
Net Sales	$667,667	$595,875	$701,405
Cost of Sales	383,341	349,767	415,155
Gross Profit	284,326	246,108	286,250
Operating Expense:
Research and Development Expense	25,957	22,978	24,296
Selling and Administrative Expense	221,235	202,260	243,614
Goodwill Impairment Charge	-	43,363	-
Gain on Divestiture of Assets	-	-	(229)
Total Operating Expenses	247,192	268,601	267,681
Profit (Loss) from Operations	37,134	(22,493)	18,569
Other Income (Expense):
Interest Income	133	393	1,042
Interest Expense	(1,619)	(2,830)	(3,944)
Net Foreign Currency Transaction (Losses) Gains	(902)	(412)	1,368
ESOP Income	-	990	2,219
Other (Expense) Income, Net	(19)	32	(1,679)
Total Other Expense, Net	(2,407)	(1,827)	(994)
Profit (Loss) Before Income Taxes	34,727	(24,320)	17,575
Income Tax (Benefit) Expense	(76)	1,921	6,951
Net Earnings (Loss)	$34,803	$(26,241)	$10,624

Net Earnings (Loss) per Share:
Basic	$1.85	$(1.42)	$0.58
Diluted	$1.80	$(1.42)	$0.57

Weighted Average Shares Outstanding:
Basic	18,805,494	18,507,772	18,303,137
Diluted	19,332,103	18,507,772	18,581,840

Cash Dividends Declared per Common Share	$0.59	$0.53	$0.52

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

December 31	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$39,529	$18,062
Receivables:
Trade, less Allowances for Doubtful Accounts and Returns ($4,311 in 2010 and $5,077 in 2009)	123,830	117,146
Other	3,712	4,057
Net Receivables	127,542	121,203
Inventories	61,746	56,646
Prepaid Expenses	7,993	10,295
Deferred Income Taxes, Current Portion	11,459	9,362
Other Current Assets	-	344
Total Current Assets	248,269	215,912
Property, Plant and Equipment	287,751	287,915
Accumulated Depreciation	(200,123)	(190,698)
Property, Plant and Equipment, Net	87,628	97,217
Deferred Income Taxes, Long-Term Portion	14,182	7,911
Goodwill	20,423	20,181
Intangible Assets, Net	25,339	29,243
Other Assets	7,827	7,262
Total Assets	$403,668	$377,726
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$3,154	$4,012
Short-term Borrowings	-	7
Accounts Payable	40,498	42,658
Employee Compensation and Benefits	31,281	28,092
Income Taxes Payable	509	3,982
Other Current Liabilities	40,702	37,401
Total Current Liabilities	116,144	116,152
Long-Term Liabilities:
Long-Term Debt	27,674	30,192
Employee-Related Benefits	33,898	31,848
Deferred Income Taxes, Long-Term Portion	4,525	7,417
Other Liabilities	5,294	7,838
Total Long-Term Liabilities	71,391	77,295
Total Liabilities	187,535	193,447
Commitments and Contengencies (Note 13)
Shareholders' Equity:
Preferred Stock of $0.02 par value per share, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value per share, 60,000,000 shares authorized; 19,038,843
and 18,750,828 issued and outstanding, respectively	7,140	7,032
Additional Paid-In Capital	10,876	7,772
Retained Earnings	220,391	192,584
Accumulated Other Comprehensive Loss	(22,274)	(23,109)
Total Shareholders’ Equity	216,133	184,279
Total Liabilities and Shareholders’ Equity	$403,668	$377,726

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES

(In thousands)

Years ended December 31	2010	2009	2008
OPERATING ACTIVITIES
Net Earnings (Loss)	$34,803	$(26,241)	$10,624
Adjustments to reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Depreciation	18,026	19,632	20,360
Amortization	3,166	3,171	2,599
Deferred Income Taxes	(11,412)	(1,433)	(3,525)
Goodwill Impairment Charge	-	43,363	-
Stock-Based Compensation Expense (Benefit)	4,639	2,291	(1,227)
ESOP Income (Expense)	-	426	(498)
Tax Benefit on ESOP	-	6	29
Allowance for Doubtful Accounts and Returns	1,403	1,253	4,007
Other, Net	503	(77)	1,344
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	(7,931)	1,889	5,574
Inventories	(4,391)	10,476	(2,258)
Accounts Payable	(1,445)	16,409	(8,184)
Employee Compensation and Benefits	1,162	4,015	(6,062)
Other Current Liabilities	6,058	(5,288)	21,928
Income Taxes	(1,716)	4,320	(11,247)
Other Assets and Liabilities	(335)	973	3,930
Net Cash Provided by Operating Activities	42,530	75,185	37,394
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(10,529)	(11,483)	(20,790)
Proceeds from Disposals of Property, Plant and Equipment	595	311	808
Acquisition of Businesses, Net of Cash Acquired	(86)	(2,162)	(81,845)
Net Cash Used for Investing Activities	(10,020)	(13,334)	(101,827)
FINANCING ACTIVITIES
Change in Short-Term Borrowings, Net	(7)	3	(1,039)
Payments of Long-Term Debt	(4,192)	(67,212)	(4,969)
Issuance of Long-Term Debt	-	82	87,500
Purchases of Common Stock	(3,153)	-	(14,349)
Proceeds from Issuances of Common Stock	6,467	914	1,872
Tax Benefit on Stock Plans	1,724	114	892
Dividends Paid	(11,181)	(9,861)	(9,551)
Principal Payment from ESOP	-	1,892	1,719
Net Cash (Used for) Provided by Financing Activities	(10,342)	(74,068)	62,075
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(701)	994	(1,449)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,467	(11,223)	(3,807)
Cash and Cash Equivalents at Beginning of Year	18,062	29,285	33,092
CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,529	$18,062	$29,285
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Year for:
Income Taxes	$13,908	$(4,319)	$15,329
Interest	$1,559	$2,779	$3,615
Supplemental Non-Cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$2,398	$5,784	$4,823
Collateralized Borrowings Incurred for Operating Lease Equipment	$471	$1,342	$1,758

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Receivable from ESOP	Total Shareholders' Equity
Balance, December 31, 2007	18,499,458	$6,937	$8,265	$233,527	$5,507	$(1,805)	$252,431
Net Earnings	-	-	-	10,624	-	-	10,624
Foreign Currency Translation Adjustments	-	-	-	-	(26,455)	-	(26,455)
Pension Adjustments, net of income taxes of $3,326	-	-	-	-	(5,443)	-	(5,443)
Comprehensive Loss							(21,274)

Issue Stock for Directors, Employee Benefit and Stock Plans	235,388	89	1,453	-	-	-	1,542
Share-Based Compensation	-	-	(718)	-	-	-	(718)
Dividends paid, $0.52 per Common Share	-	-	-	(9,551)	-	-	(9,551)
Tax Benefit on Stock Plans	-	-	892	-	-	-	892
Tax Benefit on ESOP	-	-	-	29	-	-	29
Purchases of Common Stock	(450,100)	(169)	(14,180)	-	-	-	(14,349)
Principal Payments from ESOP	-	-	-	-	-	1,719	1,719
Shares Allocated	-	-	-	-	-	(817)	(817)
Reclassification	-	-	10,937	(10,937)	-	-	-
Balance, December 31, 2008	18,284,746	$6,857	$6,649	$223,692	$(26,391)	$(903)	$209,904
Net Loss	-	-	-	(26,241)	-	-	(26,241)
Foreign Currency Translation Adjustments	-	-	-	-	5,104	-	5,104
Pension Adjustments, net of income taxes of $1,048	-	-	-	-	(1,822)	-	(1,822)
Comprehensive Loss							(22,959)

Issue Stock for Directors, Employee Benefit and Stock Plans	466,082	175	4,327	-	-	-	4,502
Share-Based Compensation	-	-	1,670	-	-	-	1,670
Dividends paid, $0.53 per Common Share	-	-	-	(9,861)	-	-	(9,861)
Tax Benefit on Stock Plans	-	-	114	-	-	-	114
Tax Benefit on ESOP	-	-	-	6	-	-	6
Principal Payments from ESOP	-	-	-	-	-	1,892	1,892
Shares Allocated	-	-	-	-	-	(989)	(989)
Reclassification	-	-	(4,988)	4,988		-	-
Balance, December 31, 2009	18,750,828	$7,032	$7,772	$192,584	$(23,109)	$-	$184,279
Net Earnings	-	-	-	34,803	-	-	34,803
Foreign Currency Translation Adjustments	-	-	-	-	762	-	762
Pension Adjustments, net of income tax benefit of $98	-	-	-	-	73	-	73
Comprehensive Income							35,638

Issue Stock for Directors, Employee Benefit and Stock Plans	388,015	146	6,029	-	-	-	6,175
Share-Based Compensation	-	-	2,651	-	-	-	2,651
Dividends paid, $0.59 per Common Share	-	-	-	(11,181)	-	-	(11,181)
Tax Benefit on Stock Plans	-	-	1,724	-	-	-	1,724
Purchases of Common Stock	(100,000)	(38)	(3,115)	-	-	-	(3,153)
Reclassification	-	-	(4,185)	4,185	-	-	-
Balance, December 31, 2010	19,038,843	$7,140	$10,876	$220,391	$(22,274)	$-	$216,133

The Company had 60,000,000 authorized shares of Common Stock as of December 31, 2010, 2009 and 2008.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

1.	Summary of Significant Accounting Policies

Nature of Operations – Our primary business is designing, manufacturing and marketing solutions that help create a cleaner, safer, healthier world. Our products include equipment for maintaining surfaces in industrial, commercial and outdoor environments; chemical-free cleaning technologies; and specialty surface coatings for protecting, repairing and upgrading floors. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are located in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific.

Consolidation – The Consolidated Financial Statements include the accounts of Tennant Company and its subsidiaries. All intercompany transactions and balances have been eliminated. In these Notes to the Consolidated Financial Statements, Tennant Company is referred to as “Tennant,” “we,” “us,” or “our.”

Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of Shareholders’ Equity. The balance of cumulative foreign currency translation adjustments recorded within Accumulated Other Comprehensive Income (Loss) as of December 31, 2010, 2009, 2008 and 2007 was a net loss of $17,145, a net loss of $17,907, a net loss of $23,011 and a net gain of $3,444, respectively. Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Net Foreign Currency Transaction (Losses) Gains are included in Other (Expense) Income, Net.

Use of Estimates – In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. A number of these factors include, among others, the continued recovering economic conditions, tight credit markets, foreign currency, commodity cost volatility and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Inventories – Inventories are valued at the lower of cost or market. Cost is determined on a first in, first-out basis except for Inventories in North America which are determined on a last-in, first-out basis.

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

Intangible Assets – Intangible Assets consist of definite lived customer lists, service contracts, an acquired trade name and technology. Intangible Assets with a definite life are amortized on a straight-line basis.

Impairment of Long-lived Assets – We periodically review our intangible and long-lived assets for impairment and assess whether events or circumstances indicate that the carrying amount of the assets may not be recoverable. We generally deem an asset group to be impaired if an estimate of undiscounted future operating cash flows is less than its carrying amount. If impaired, an impairment loss is recognized based on the excess of the carrying amount of the individual asset over its fair value.

Purchases of Common Stock – We repurchase our Common Stock under a 2007 repurchase program authorized by our Board of Directors. This program allows us to repurchase up to 1,000,000 shares of our Common Stock. Upon repurchase, the par value is charged to Common Stock and the remaining purchase price is charged to Additional Paid-in Capital. If the amount of the remaining purchase price causes the Additional Paid-in Capital account to be in a debit position, this amount is then reclassified to Retained Earnings. Common Stock repurchased is included in shares authorized but is not included in shares outstanding.

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

Postretirement Benefits – We recognize the cost of retiree health benefits over the employees’ period of service based on actuarial estimates.

Derivative Financial Instruments – We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities (principally the Euro, Australian and Canadian dollars, British pound, Japanese yen, Chinese yuan and Brazilian real). We have elected not to apply hedge accounting treatment to these contracts as our contracts are for a short duration. These contracts are marked-to-market with the related asset or liability recorded in Other Current Assets or Other Current Liabilities, as applicable. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated net assets and liabilities are recognized in Other (Expense) Income under Net Foreign Currency Transaction (Losses) Gains within the Consolidated Statements of Operations.

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time the product is shipped. Provisions for estimated returns, rebates and discounts are provided for at the time the related revenue is recognized. Freight revenue billed to customers is included in Net Sales and the related shipping expense is included in Cost of Sales. Service revenue is recognized in the period the service is performed or ratably over the period of the related service contract.

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

Stock-based Compensation – We account for employee stock-based compensation using the fair value based method. Our stock-based compensation plans are more fully described in Note 15 of the Consolidated Financial Statements.

Research and Development – Research and development costs are expensed as incurred.

Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, email marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2010, 2009 and 2008 such activities amounted to $5,516, $4,380 and $6,440, respectively.

Income Taxes – Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided when, in management’s judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have established contingent tax liabilities using management’s best judgment. As of January 1, 2007, we follow guidance provided by ASC 740, Income Taxes, regarding uncertainty in income taxes, to record these contingent tax liabilities (refer to Note 14 of the Consolidated Financial Statements for additional information).  We adjust these liabilities as facts and circumstances change. Interest Expense is recognized in the first period the interest would begin accruing. Penalties are recognized in the period we claim or expect to claim the position in our tax return. Interest and penalties expenses are classified as an income tax expense.

Sales Tax – Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis.

Earnings per Share – Basic earnings per share is computed by dividing Net Earnings (Loss) by the Weighted Average Shares Outstanding during the period. Diluted earnings per share assume conversion of potentially dilutive stock options and restricted share awards. Performance-based shares are included in the calculation of diluted earnings per share in the quarter in which the performance targets have been achieved.

Subsequent Events - Events that have occurred subsequent to December 31, 2010 have been evaluated.

Reclassifications – In 2010, we increased the amount of stock-based compensation expense reported in Note 15 of the Consolidated Financial Statements and within cash provided by operating activities for the year ended 2009 to properly include all forms of stock-based compensation. In 2009, we reclassified certain prior period amounts to conform to the proper current period presentation. For the period ended December 31, 2008, we decreased cash provided by operating activities and increased cash used for investing activities by $152 to properly reflect the non-cash transfers between Inventory and Property, Plant and Equipment. These reclassifications are not material and had no effect on previously reported consolidated Net Earnings (Loss) or Shareholders' Equity.

2.	Newly Adopted Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We will adopt the remaining guidance on January 1, 2011. The adoption of the required guidance did not have an impact on our financial position or results of operations. The adoption of the remaining guidance will not have an impact on our financial position or results of operations.

3.	Management Actions

2010 Action - During the fourth quarter of 2010, we implemented a restructuring action. A pretax charge of $1,671 was recognized in the fourth quarter as a result of this action. The pretax charge consisted of severance and outplacement services and was included within Selling and Administrative Expense in the 2010 Consolidated Statement of Earnings.
Severance, Early Retirement and Related Costs
2010 restructuring action	$1,671
Cash payments	(87)
December 31, 2010 balance	$1,584

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

2008 Action - During the fourth quarter of 2008, we announced a workforce reduction program to reduce our worldwide employee base by approximately 8%, or about 240 people. A pretax charge of $14,551, including other associated costs of $290, was recognized in the fourth quarter of 2008 as a result of this program. The workforce reduction was accomplished primarily through the elimination of salaried positions across the organization. The pretax charge consisted primarily of severance and outplacement services and was included within Selling and Administrative Expense in the 2008 Consolidated Statement of Earnings.

A reconciliation of the beginning and ending liability balances is as follows:
Severance, Early Retirement and Related Costs
2008 workforce reduction action	$14,261
Cash payments	(355)
Foreign currency adjustments	5
December 31, 2008 balance	$13,911
2009 utilization:
Cash payments	(11,206)
Foreign currency adjustments	(56)
Change in estimate	(2,003)
December 31, 2009 balance	$646
2010 utilization:
Cash payments	(481)
Foreign currency adjustments	112
Change in estimate	(277)
December 31, 2010 balance	$-

As of December 31, 2010 the 2008 workforce reduction action was substantially complete and the remaining unused balance of $277 was reversed and included within Selling and Administrative Expense.

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

The components of the purchase price of the business combination described above have been allocated as follows:

Current Assets	$339
Identified Intangible Assets	203
Total Assets Acquired	542
Current Liabilities	158
Total Liabilities Assumed	158
Net Assets Acquired	$384

5.	Inventories

Inventories as of December 31, consisted of the following:
	2010	2009
Inventories carried at LIFO:
Finished goods	$31,355	$36,528
Raw materials, production parts and work-in-process	15,414	16,210
LIFO reserve	(26,462)	(28,873)
Total LIFO inventories	20,307	23,865

Inventories carried at FIFO:
Finished goods	23,770	17,063
Raw materials, production parts and work-in-process	17,669	15,718
Total FIFO inventories	41,439	32,781
Total Inventories	$61,746	$56,646

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

During 2010 and 2009, the LIFO reserve declined by $2,411 and $3,608, respectively, as a result of the decreases in North America inventories primarily due to inventory reduction initiatives.

6.	Property, Plant and Equipment

Property, Plant and Equipment and related Accumulated Depreciation, including equipment under capital leases, as of December 31, consisted of the following:
	2010	2009
Land	$4,401	$4,430
Buildings and improvements	49,522	49,572
Machinery and equipment	228,206	229,845
Work in progress	5,622	4,068
Total Property, Plant and Equipment	287,751	287,915
Less: Accumulated Depreciation	(200,123)	(190,698)
Net Property, Plant and Equipment	$87,628	$97,217

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

7.	Goodwill and Intangible Assets

For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America; Latin America; Europe, Middle East, Africa (“EMEA”) and Asia Pacific. Each of our reporting units were tested for impairment as of December 31, 2010 and based upon our analysis, the estimated fair values of our reporting units substantially exceeded their carrying amounts. During the first quarter of 2009, the price of our stock decreased to the point that our carrying amount exceeded our market capitalization for a period of time leading up to and including March 31, 2009. Accordingly, we performed interim impairment tests as of March 31, 2009 on our goodwill and other intangible assets. As quoted market prices are not available for our reporting units, estimated fair value was determined using an average weighting of both projected discounted future cash flows and the use of comparative market multiples. The use of comparative market multiples (the market approach) compares us to other comparable companies based on valuation multiples to arrive at a fair value. The use of projected discounted future cash flows (discounted cash flow approach) is based on management’s assumptions including forecasted revenues and margins, estimated capital expenditures, depreciation, amortization and discount rates. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Upon performing the first step test for the interim impairment analysis, the estimated fair values of the North America, Latin America, and Asia Pacific reporting units exceeded their carrying amounts. However, we determined that the fair value of the EMEA reporting unit was below its carrying amount, indicating a potential goodwill impairment existed. Having determined that the goodwill of the EMEA reporting unit was potentially impaired, we performed Step 2 of the goodwill impairment analysis which involved calculating the implied fair value of its goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual value to the carrying amount of goodwill. As of March 31, 2009, as a result of our interim impairment tests, we recorded an impairment loss related to our EMEA reporting unit, which totaled $43,363, representing 100% of the goodwill for this reporting unit. There was no impairment of our other intangible assets.

The income tax benefit associated with the 2009 first quarter goodwill impairment was $1,074 which relates to the tax deductible portion of the goodwill impairment.

The changes in the carrying amount of Goodwill as of December 31, are as follows:
		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2009	$68,706	$(48,525)	$20,181
Adjustments	(117)	-	(117)
Foreign currency fluctuations	(1,581)	1,940	359
Balance as of December 31, 2010	$67,008	$(46,585)	$20,423

Balance as of December 31, 2008	$62,095	$-	$62,095
Additions	909	-	909
Impairment losses	-	(43,363)	(43,363)
Foreign currency fluctuations	5,702	(5,162)	540
Balance as of December 31, 2009	$68,706	$(48,525)	$20,181

The balances of acquired Intangible Assets, excluding Goodwill, as of December 31, are as follows:

	Customer
	Lists and
	Service	Trade
	Contracts	Name	Technology	Total
Balance as of December 31, 2010
Original cost	$26,662	$4,709	$3,441	$34,812
Accumulated amortization	(7,344)	(901)	(1,228)	(9,473)
Carrying amount	$19,318	$3,808	$2,213	$25,339
Weighted-average original life (in years)	14	14	11

Balance as of
December 31, 2009
Original cost	$27,018	$4,999	$3,684	$35,701
Accumulated amortization	(4,911)	(594)	(953)	(6,458)
Carrying amount	$22,107	$4,405	$2,731	$29,243
Weighted-average original life (in years)	14	14	11

The net reduction of Goodwill during 2010 was a result of recording a portion of the Shanghai ShenTan Mechanical and Electrical Equipment Co. Ltd. (“Shanghai ShenTan”) earn-out, offset by the finalization of the valuation of the customer list acquired with the Applied Cleansing acquisition. The Applied Cleansing customer list has a useful life of 8 years.

The additions to Goodwill and Intangible Assets during 2009 were based on the preliminary purchase price allocations of Applied Cleansing as described in Note 4 of the Consolidated Financial Statements, plus adjustments related to our acquisitions of Applied Sweepers, Alfa and Shanghai ShenTan. The Shanghai ShenTan Intangible Asset consisted of a customer list and is amortized over a useful life of 8 years.

Amortization expense on Intangible Assets was $3,166, $3,120 and $2,543 for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated aggregate amortization expense based on the current carrying amount of amortizable Intangible Assets for each of the five succeeding years is as follows:

2011	$3,082
2012	2,569
2013	2,450
2014	2,308
2015	2,218
Thereafter	12,712
Total	$25,339

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

8.	Debt

Short-term borrowings and Long-Term Debt as of December 31 consisted of the following:
	2010	2009
Short-term borrowings:
Bank borrowings	$-	$7
Long-Term Debt:
Bank borrowings	128	174
Credit facility borrowings	25,000	25,000
Collateralized borrowings	471	1,342
Capital lease obligations	5,229	7,688
Total Long-Term Debt	30,828	34,204
Less: current portion	3,154	4,012
Long-term portion	$27,674	$30,192

As of December 31, 2010, we had committed lines of credit totaling approximately $125,000 and uncommitted lines of credit totaling approximately $82,674. There was $25,000 in outstanding borrowings under our JPMorgan facility and no borrowings under any other facilities. In addition, we had stand alone letters of credit of approximately $1,943 outstanding and bank guarantees in the amount of approximately $906. Commitment fees on unused lines of credit were $380.

Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in our Shelf Agreement with Prudential described below, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2010, our indebtedness to EBITDA ratio was 0.60 to 1 and our EBITDA to interest expense ratio was 35.28 to 1.

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

The Credit Agreement includes a security interest on most of our personal property and a pledge of 65% of the stock of all domestic and first tier foreign subsidiaries. The obligations under the Credit Agreement are also guaranteed by our domestic subsidiaries and those subsidiaries also provide a security interest in their similar personal property.

The fee for committed funds under the Credit Agreement ranges from an annual rate of 0.30% to 0.50%, depending on our leverage ratio. Borrowings under the Credit Agreement bear interest at an annual rate of, at our option, either (i) between LIBOR plus 2.20% to LIBOR plus 3.00%, depending on our leverage ratio; or (ii) the highest of (A) the prime rate, (B) the federal funds rate plus 0.50%, and (C) the adjusted LIBOR rate for a one month period plus 1.00%; plus, in any such case under this clause (ii), an additional spread of 1.20% to 2.00%, depending on our leverage ratio.

If we obtain additional indebtedness in excess of $25,000, to the extent that any revolving loans under the Credit Agreement are then outstanding we are required to prepay the revolving loans. Proceeds over $25,000 and under $35,000 require repayment of the revolver commitment on a 50% dollar for dollar basis and proceeds over $35,000 require prepayment on the revolver commitment on a 100% dollar for dollar basis. The Credit Agreement limits the payment of dividends and repurchases of stock to an amount ranging from $12,000 to $40,000 based on our leverage ratio after giving effect to such payments. The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity.

As of December 31, 2010 we were in compliance with all covenants under the Credit Agreement. There was $25,000 in outstanding borrowings under this facility at December 31, 2010, with a weighted average interest rate of 2.47%.

Prudential Investment Management, Inc.

On July 29, 2009, we entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto. The Shelf Agreement provides us and our subsidiaries access to an uncommitted, senior secured, maximum aggregate principal amount of $80,000 of debt capital. The Shelf Agreement contains representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and to merge or consolidate with another entity. The Shelf Agreement limits the payment of dividends or repurchases of stock to an amount ranging from $12,000 to $40,000 based on our leverage ratio after giving effect to such payments.

As of December 31, 2010, there was no balance outstanding on this facility. Should notes be issued under the Shelf Agreement, such notes will be pari passu with any outstanding debt under the Credit Agreement. The financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of December 31, 2010.

The Royal Bank of Scotland N.V.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland N.V. in the amount of 2,000 Euros or approximately $2,674. There was no balance outstanding on this facility as of December 31, 2010.

ABN AMRO Bank N.V.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The aggregate maturities of our outstanding debt including capital lease obligations as of December 31, 2010, are as follows:

2011	$3,962
2012	27,433
2013	627
2014	123
2015	-
Thereafter	-
Total minimum obligations	$32,145
Less: amount representing interest	(1,317)
Total	$30,828

9.	Other Current Liabilities

Other Current Liabilities as of December 31, consisted of the following:
	2010	2009
Taxes, other than income taxes	$5,654	$5,374
Warranty	7,043	5,985
Deferred revenue	2,740	2,574
Rebates	4,927	5,773
Freight	4,257	3,645
Restructuring	1,798	1,824
Miscellaneous accrued expenses	11,401	9,637
Other	2,882	2,589
Total	$40,702	$37,401

The changes in warranty reserves for the three years ended December 31 were as follows:
	2010	2009	2008
Beginning balance	$5,985	$6,018	$6,950
Product warranty provision	10,506	8,092	8,157
Acquired reserves	-	17	192
Foreign currency	(88)	133	(88)
Claims paid	(9,360)	(8,275)	(9,193)
Ending balance	$7,043	$5,985	$6,018

10.	Fair Value Measurements

Estimates of fair value for financial assets and financial liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures. The framework discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at December 31, 2010 is as follows:
	Fair				Valuation
	value	Level 1	Level 2	Level 3	Technique
Assets:
Applied Cleansing customer list	$324	$-	$-	$324	(a)
Total Assets	$324	$-	$-	$324
Liabilities:
Foreign currency forward exchange contracts	$420	$-	$420	$-	(b)
Total Liabilities	$420	$-	$420	$-

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

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated net assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Consolidated Balance Sheets and are recognized in Other Expense, Net under Net Foreign Currency Transaction (Losses) Gains within the Consolidated Statements of Operations. As of December 31, 2010 the fair value of such contracts outstanding was a loss of $420. As of December 31, 2009 the fair value of such contracts outstanding was a gain of $259. We recognized a net gain of $1,216 during 2010, a net loss of $2,932 during 2009 and a net gain of $5,804 during 2008. At December 31, 2010 and 2009, the notional amounts of foreign currency forward exchange contracts outstanding were $40,325 and $50,781, respectively.

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

Substantially all U.S. employees are covered by various retirement benefit plans maintained by Tennant. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our U.S. and Non-U.S. plans was $11,328, $10,229 and $9,329 in 2010, 2009 and 2008, respectively.

We have a 401(k) plan that covers substantially all U.S. employees. Under this plan, the employer contribution matches up to 3% of the employee’s compensation in stock or cash to be invested per their election. Historically, matching contributions have been primarily funded by our ESOP Plan. However, as of December 31, 2009, all shares have been allocated. Additional disclosures about the ESOP Plan can be found in Note 16 of the Consolidated Financial Statements. Starting in 2010, the matching contributions to the 401(k) are funded primarily with cash. We also make a profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

performance and can be funded in the form of Tennant stock, cash or a combination of both. Expenses for the 401(k) plan were $7,073, $6,676 and $5,906 during 2010, 2009 and 2008, respectively.

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

On March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (the “HCERA” and, together with PPACA, the “Acts”), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. Under the Acts, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy beginning in 2013. Under U.S. GAAP, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date. The Acts did not have a material impact on our financial position or results of operations.

We have a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) in the U.S. covering certain current and retired employees. Plan benefits are based on the years of service and compensation during the highest five consecutive years of service in the final ten years of employment. No new participants have entered the plan since 2000. The plan has approximately 450 participants including 126 active employees as of December 31, 2010.

We also have defined pension benefit plans in the United Kingdom and Germany (the “U.K. Pension Plan” and the “German Pension Plan”). The U.K. Pension Plan and German Pension Plan cover certain current and retired employees and both plans are closed to new participants.

We expect to contribute approximately $131 to our U.S. Nonqualified Plan, approximately $855 to our U.S. Retiree Plan, approximately $203 to our U.K. Pension Plan, and approximately $38 to our German Pension Plan in 2011. No contributions to the U.S. Pension Plan are expected to be required during 2011.

Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, 2010 are as follows:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$1,049	$1,049	$-	$-
Equity Securities:
U.S. Small-Cap (1)	3,592	3,592	-	-
International Small-Cap (2)	154	154	-	-
Mutual Funds:
Corporate Bonds	11,429	-	11,429	-
International Fixed Interest	2,897	2,897	-	-
U.S. Large-Cap (3)	3,109	3,109	-	-
Index Funds	10,967	10,967	-	-
International Equity	3,225	3,225	-	-
Total	$36,422	$24,993	$11,429	$-

(1)	This category is comprised of actively managed domestic common stocks.

(2)	This category is comprised of actively managed international common stocks.

(3)	This category is comprised of funds not actively managed that track the S&P 500.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2010	2009	2010	2009	2010	2009
Discount rate	5.39%	5.88%	5.39%	5.69%	5.00%	5.60%
Rate of compensation increase	3.00%	3.00%	5.10%	5.10%	-	-

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 are as follows:
	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.88%	6.90%	6.60%	5.69%	6.16%	5.79%	5.60%	6.90%	6.60%
Expected long-term rate of return on plan assets	7.70%	8.75%	8.75%	5.50%	4.90%	5.50%	-	-	-
Rate of compensation increase	3.00%	4.00%	4.00%	5.10%	4.50%	4.80%	-	-	-

The discount rate is used to discount future benefit obligations back to today’s dollars. Our discount rates were determined based on high-quality fixed income investments. The resulting discount rates are consistent with the duration of plan liabilities. The Citigroup Above Median Yield Curve is used in determining the discount rate for the U.S. Plans.

The accumulated benefit obligations as of December 31, for all defined benefit plans are as follows:
	2010	2009
U.S. defined benefit plans	$37,472	$34,410
U.K. Pension Plan	7,498	6,968
German Pension Plan	676	699

Information for our plans with an accumulated benefit obligation in excess of plan assets as of December 31, is as follows:

	U.S. Pension Plans		Non-U.S. Plans
	2010	2009	2010	2009
Projected benefit obligation	$38,885	$36,034	$8,394	$7,994
Accumulated benefit obligation	37,472	34,410	8,174	7,667
Fair value of plan assets	29,483	27,438	6,917	6,451

As of December 31, 2010 and 2009, the U.S. Pension Plan, the U.S. Nonqualified, U.K. Pension and German Pension Plans had an accumulated benefit obligation in excess of plan assets.

Assumed healthcare cost trend rates as of December 31, are as follows:

	2010	2009
Healthcare cost trend rate assumption for the next year	11.25%	11.11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2030

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Decrease	Increase
Effect on total of service and interest cost components	$(69)	$79
Effect on postretirement benefit obligation	$(1,090)	$1,252

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2010	2009	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$36,034	$32,486	$7,994	$6,179	$14,323	$12,480
Service cost	657	648	117	97	121	141
Interest cost	2,032	2,116	434	406	681	854
Plan participants' contributions	-	-	25	25	-	-
Actuarial loss (gain)	1,842	2,603	250	769	(892)	1,823
Foreign exchange	-	-	(294)	646	-	-
Benefits paid	(1,680)	(1,819)	(132)	(128)	(810)	(975)
Benefit obligation at end of year	$38,885	$36,034	$8,394	$7,994	$13,423	$14,323
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$27,438	$24,130	$6,451	$5,191	$-	$-
Actual return on plan assets	3,610	4,983	454	543	-	-
Employer contributions	115	144	338	241	810	975
Plan participants' contributions	-	-	25	25	-	-
Foreign exchange	-	-	(219)	579	-	-
Benefits paid	(1,680)	(1,819)	(132)	(128)	(810)	(975)
Fair value of plan assets at end of year	29,483	27,438	6,917	6,451	-	-
Funded status at end of year	$(9,402)	$(8,596)	$(1,477)	$(1,543)	$(13,423)	$(14,323)
Amounts recognized in the consolidated balance sheets consisted of:
Current liabilities	$(131)	$(122)	$(38)	$(41)	$(855)	$(1,035)
Noncurrent liabilities	(9,271)	(8,474)	(1,439)	(1,502)	(12,568)	(13,288)
Net accrued liability	$(9,402)	$(8,596)	$(1,477)	$(1,543)	$(13,423)	$(14,323)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Prior service cost	$923	$1,477	$-	$-	$(1,268)	$(1,848)
Net actuarial loss	6,331	5,780	302	159	1,849	2,741
Accumulated other comprehensive income	$7,254	$7,257	$302	$159	$581	$893

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The components of the net periodic benefit cost for the three years ended December 31, were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$657	$648	$741	$117	$97	$154	$121	$141	$128
Interest cost	2,032	2,116	2,061	434	406	486	681	854	791
Expected return on plan assets	(2,340)	(2,767)	(2,831)	(346)	(276)	(373)	-	-	-
Amortization of net actuarial loss (gain)	22	(151)	(216)	-	-	-	-	-	-
Amortization of transition (asset) obligation	-	(20)	(22)	-	-	-	-	-	-
Amortization of prior service cost	554	555	556	-	-	-	(579)	(580)	(580)
Foreign currency	-	-	-	(65)	61	(183)	-	-	-
Net periodic benefit cost	$925	$381	$289	$140	$288	$84	$223	$415	$339

The changes in accumulated other comprehensive income for the three years ended December 31, were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net actuarial loss (gain)	$573	$387	$9,205	$143	$502	$(406)	$(892)	$1,823	$(343)
Amortization of prior service cost	(554)	(555)	(556)	-	-	-	580	580	580
Amortization of prior transition asset	-	20	22	-	-	-	-	-	-
Amortization of net actuarial (loss) gain	(22)	151	216	-	-	-	-	-	-
Total recognized in other comprehensive income	$(3)	$3	$8,887	$143	$502	$(406)	$(312)	$2,403	$237
Total recognized in net periodic benefit cost and other comprehensive income	$922	$384	$9,176	$283	$790	$(322)	$(89)	$2,818	$576

The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and Non-U.S. plans:
			Postretirement
	U.S. Pension	Non-U.S.	Medical
	Benefits	Pension Benefits	Benefits
2011	$1,629	$136	$855
2012	1,730	141	943
2013	1,947	144	1,012
2014	2,169	149	1,134
2015	2,438	152	1,237
2016 to 2020	14,025	826	6,313
Total	$23,938	$1,548	$11,494

The following amounts are included in accumulated other comprehensive income as of December 31, 2010 and are expected to be recognized as components of net periodic benefit cost during 2011:
		Postretirement
	Pension	Medical
	Benefits	Benefits
Net loss	$101	$61
Net prior service cost (credit)	550	(580)

12.	Shareholders’ Equity

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

We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2020 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $15,359, $14,809 and $15,345 in 2010, 2009 and 2008, respectively.

The minimum rentals for aggregate lease commitments as of December 31, 2010, were as follows:
2011	$6,716
2012	3,898
2013	1,881
2014	1,178
2015	543
Thereafter	996
Total	$15,212

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration of those leases is $7,763, of which we have guaranteed $6,097. As of December 31, 2010, we have recorded a liability for the estimated end-of-term loss related to this residual value guarantee of $1,270 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

On November 9, 2009 we entered into a purchase agreement with a third-party manufacturer. Under this agreement we have a minimum purchase obligation of $1,580 through 2012. The remaining commitment under this agreement as of December 31, 2010 was $809.

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

14.	Income Taxes

Income from continuing operations for the three years ended December 31, was as follows:
	2010	2009	2008
U.S. operations	$26,297	$12,103	$14,858
Foreign operations	8,430	(36,423)	2,717
Total	$34,727	$(24,320)	$17,575

Income tax expense (benefit) for the three years ended December 31, was as follows:
	2010	2009	2008
Current:
Federal	$6,756	$(337)	$1,771
Foreign	3,005	1,284	4,155
State	1,214	236	595
	$10,975	$1,183	$6,521
Deferred:
Federal	$(10,541)	$1,897	$1,384
Foreign	(248)	(1,444)	(1,201)
State	(262)	285	247
	$(11,051)	$738	$430
Total:
Federal	$(3,785)	$1,560	$3,155
Foreign	2,757	(160)	2,954
State	952	521	842
	$(76)	$1,921	$6,951

U.S. income taxes have not been provided on approximately $22,132 of undistributed earnings of non-U.S. subsidiaries.

We have Dutch and German tax loss carryforwards of approximately $31,381 and $16,039, respectively. If unutilized, the Dutch tax loss carryforward will begin expiring in 2012. The German tax loss carryforward has no expiration date. Because of the uncertainty regarding realization of the Dutch tax loss carryforward, a valuation allowance was established. This valuation allowance increased in 2010 due to additional operating losses.

We have foreign tax credit and research and development tax credit carryforwards of approximately $9,631 and $488, respectively. If unutilized, foreign tax credit and research and development tax credit carryforwards will expire in 2019 and 2029, respectively. Based upon evaluation, as of December 31, 2010, no valuation allowance has been recorded.

A valuation allowance for the remaining deferred tax assets is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31, as follows:

	2010	2009	2008
Tax at statutory rate	35.0%	(35.0%)	35.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	0.7	1.1	4.6
Effect of foreign operations	0.5	(7.0)	(0.7)
International restructuring	(31.4)	(9.4)	-
Goodwill impairment - non-deductible	-	56.9	-
Effect of changes in valuation allowances	0.1	(0.7)	6.3
Domestic production activities deduction	(3.0)	0.8	(3.3)
Other, net	(2.1)	1.2	(2.3)
Effective income tax rate	(0.2%)	7.9%	39.6%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Deferred tax assets and liabilities were comprised of the following as of December 31:

	2010	2009	2008
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes and changes in inventory reserves	$1,081	$867	$1,509
Employee wages and benefits, principally due to accruals for financial reporting purposes	17,948	16,050	16,557
Warranty reserves accrued for financial reporting purposes	2,175	1,803	1,947
Accounts receivable, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	1,252	1,396	1,151
Tax loss carryforwards	12,725	12,987	13,860
Valuation allowance	(9,170)	(9,131)	(9,303)
Tax credit carryforwards	10,119	2,385	-
Other	1,937	1,177	836
Total deferred tax assets	$38,067	$27,534	$26,557
Deferred tax liabilities:
Property, Plant and Equipment, principally due to differences in depreciation and related gains	$8,562	$8,592	$7,714
Goodwill and Intangible Assets	8,390	9,086	12,078
Total deferred tax liabilities	$16,952	$17,678	$19,792
Net deferred tax assets	$21,115	$9,856	$6,765

The valuation allowance at December 31, 2010, principally applies to Dutch tax loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

In 2010, 2009 and 2008 we recorded tax benefits directly to Shareholders’ Equity of $1,724 relating to our stock plans. In 2009 and 2008, we recorded tax benefits directly to Shareholders’ Equity of $120 and $921, respectively, relating to our ESOP and stock plans.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2010	$7,788
Increases as a result of tax positions taken during a prior period	-
Increases as a result of tax positions taken during the current year	885
Decreases relating to settlements with taxing authorities	(948)
Reductions as a result of a lapse of the applicable statute of limitations	(2,254)
Decreases as a result of foreign currency fluctuations	(199)
Balance at December 31, 2010	$5,272

Included in the balance of unrecognized tax benefits at December 31, 2010 are potential benefits of $3,876 that, if recognized, would affect the effective tax rate from continuing operations.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Included in the liability of $5,272 for unrecognized tax benefits as of December 31, 2010 was approximately $455 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.

We are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2007 and with limited exceptions, state and foreign income tax examinations for taxable years before 2004.

We are currently undergoing income examinations in various state and foreign jurisdictions covering 2004 to 2008. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

We do not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

15.	Stock-Based Compensation

We have five plans under which we have awarded share-based compensation grants: The 1995 Stock Incentive Plan (“1995 Plan”) and 1999 Amended and Restated Stock Incentive Plan (“1999 Plan”), which provided for stock-based compensation grants to our executives and key employees, the 1997 Non-Employee Directors Option Plan (“1997 Plan”), which provided for stock option grants to our non-employee Directors, the 2007 Stock Incentive Plan (“2007 Plan”) and the 2010 Stock Incentive Plan (“2010 Plan”), which were adopted as a continuing step toward aggregating our equity compensation programs to reduce the complexity of our equity compensation programs.

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

The 2010 Plan terminated our rights to grant awards under the 2007 Plan; however, any awards granted under the 2007 or 2010 Plans that do not result in the issuance of shares of Common Stock may again be used for an award under the 2010 Plan. A total of 1,000,000 shares were authorized for future awards under the 2010 Plan.

As of December 31, 2010, there were 700,851 shares reserved for issuance under the 1995 Plan, the 1997 Plan, the 1999 Plan and the 2007 Plan for outstanding compensation awards and 936,067 shares were available for issuance under the 2010 Plan for current and future equity awards. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.

The following table presents the components of Stock-Based Compensation Expense (Benefit) for the above described plans for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Stock options and stock appreciation rights	$1,769	$812	$218
Restricted share awards	907	871	878
Performance share awards	689	-	(2,086)
Share-based liabilities	1,274	608	(237)
Total Stock-Based Compensation Expense (Benefit)	$4,639	$2,291	$(1,227)

The total income tax benefit recognized in the income statement for share-based compensation arrangements during the years ended 2010, 2009 and 2008 was $1,724, $114 and $892, respectively.

Stock Option and Stock Appreciation Right Awards

We determined the fair value of our stock option awards using the Black-Scholes option pricing model.

The following assumptions were used for the 2010, 2009 and 2008 grants:

	2010	2009	2008
Expected volatility	46 - 68%	38 - 66%	29 - 37%
Weighted-average expected volatility	46%	39%	30%
Expected dividend yield	1.9 - 2.5%	2.0 - 4.7%	1.2 - 1.5%
Weighted-average expected dividend yield	2.4%	4.7%	1.3%
Expected term, in years	1 - 6	2 - 6	2 - 8
Risk-free interest rate	0.4 - 2.9%	1.1 - 2.8%	1.8 - 3.5%

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

In addition to stock options, we also occasionally grant cash-settled stock appreciation rights (“SARs”) to employees in certain foreign locations. Total outstanding SARs were 2,000 as of December 31, 2010. No SARs were granted during 2010, 2009 or 2008.

The following table summarizes the activity during the year ended December 31, 2010 for stock option and SARs awards:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,425,932	$15.96
Granted	385,860	25.81
Exercised	(363,262)	19.01
Forfeited	(23,958)	14.54
Expired	(22,120)	26.37
Outstanding at end of year	1,402,452	$17.74
Exercisable at end of year	588,831	$18.46

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2010, 2009 or 2008 was $9.62, $2.59 and $10.57, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 or 2008 was $5,235, $631 and $1,910, respectively.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 was $28,958 and $11,716, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2010, was 7 years and 4 years, respectively.

As of December 31, 2010, there was unrecognized compensation cost for nonvested options and rights of $3,177 which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Share Awards

Restricted share awards for employees generally have a three year vesting period from the effective date of the grant. Restricted share awards to non-employee directors vest upon a change of control or upon termination of service as a director occurring at least six months after grant date of the award so long as termination is for one of the following reasons: death; disability; retirement in accordance with Company policy (e.g., age, term limits, etc.); resignation at request of Board (other than for gross misconduct); resignation following at least six months’ advance notice; failure to be renominated (unless due to unwillingness to serve) or reelected by shareholders; or removal by shareholders.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following table summarizes the activity during the year ended December 31, 2010, for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	113,365	$23.94
Granted	41,015	29.02
Vested	(7,288)	39.01
Forfeited	(1,451)	36.02
Nonvested at end of year	145,641	$24.50

The total fair value of shares vested during the year ended December 31, 2010, 2009 and 2008 was $284, $629 and $1,095, respectively. As of December 31, 2010, there was $1,225 of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 1.8 years.

Performance Share Awards

We grant performance share awards to key employees as a part of our long-term management compensation program. These awards are earned based upon achievement of certain financial performance targets. We determine the fair value of these awards as of the date of grant and recognize the expense over a three year performance period.

The 2010 performance share award covers the three year performance period from the beginning of fiscal year 2010 to the end of fiscal year 2012.  Performance shares granted in 2010 are restricted stock units payable in cash and vest solely upon achievement of certain financial performance targets during this three year period.

In 2009, we granted a combination of stock options, restricted stock awards and restricted stock units payable in cash to key employees as part of our management compensation program and did not grant performance share awards. These stock options and restricted share awards vest over a three year period and do not contain a performance requirement.

For the years ended 2010 and 2009, we did not recognize any expense for the 2008 performance share awards as we do not deem the achievement of the predetermined financial performance targets to be probable.

Share-Based Liabilities

As of December 31, 2010, we had $664 in total share-based liabilities recorded on our Balance Sheet. During the years ended December 31, 2010, 2009 and 2008 we paid out $81, $22 and $738 related to 2009, 2008 and 2007 share-based liability awards, respectively.

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

The following table summarizes ESOP activity during the years ended December 31:

	2009	2008
Cash contributions	$1,717	$1,621
Net benefit provided by ESOP	989	2,219
Interest earned and received on loan	190	363
Dividends	359	427

The ESOP shares as of December 31, were as follows:

	2009	2008
Allocated shares	1,938,132	1,838,171
Unreleased shares	-	99,961
Total ESOP shares	1,938,132	1,938,132

17.	Earnings (Loss) Per Share

The computations of Basic and Diluted Earnings (Loss) per Share for the years ended December 31, were as follows:

	2010	2009	2008
Numerator:
Net Earnings (Loss)	$34,803	$(26,241)	$10,624
Denominator:
Basic - Weighted Average Shares Outstanding	18,805,494	18,507,772	18,303,137
Effect of dilutive securities:
Employee stock options	526,609	-	278,703
Diluted - Weighted Average Shares Outstanding	19,332,103	18,507,772	18,581,840
Basic Earnings (Loss) per Share	$1.85	$(1.42)	$0.58
Diluted Earnings (Loss) per Share	$1.80	$(1.42)	$0.57

Options to purchase 264,447, 502,103 and 46,016 shares of Common Stock were outstanding during 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following sets forth Net Sales and long-lived assets by operating segment:

	2010	2009	2008
Net Sales:
Americas	$424,462	$366,034	$431,559
Europe, Middle East, Africa	172,619	177,829	217,594
Asia Pacific	70,586	52,012	52,252
Total	$667,667	$595,875	$701,405

	2010	2009	2008
Long-lived assets:
Americas	$98,258	$106,080	$109,166
Europe, Middle East, Africa	34,497	41,016	87,815
Asia Pacific	4,312	4,706	4,970
Total	$137,067	$151,802	$201,951

Accounting policies of the operations in the various operating segments are the same as those described in Note 1 of the Consolidated Financial Statements. Net Sales are attributed to each operating segment based on the country from which the product is shipped and are net of intercompany sales. Information regarding sales to customers geographically located in the United States is provided in Item 1, Segment and Geographic Area Financial Information. No single customer represents more than 10% of our consolidated Net Sales. Long-lived assets consist of Property, Plant and Equipment, Goodwill, Intangible Assets and certain other assets.

The following table presents revenues for groups of similar products and services:

	2010	2009	2008
Net Sales:
Equipment	$389,137	$329,871	$411,765
Parts and consumables	160,994	151,932	168,699
Service and other	96,828	95,046	97,292
Specialty surface coatings	20,708	19,026	23,649
Total	$667,667	$595,875	$701,405

19.	Consolidated Quarterly Data (Unaudited)

	2010
	Q1	Q2	Q3	Q4
Net Sales	$150,106	$166,137	$168,637	$182,789
Gross Profit	$63,760	$71,543	$71,862	$77,162
Net Earnings (Loss)	$4,091	$6,175	$7,526	$17,012
Basic Earnings (Loss) per Share	$0.22	$0.33	$0.40	$0.91
Diluted Earnings (Loss) per Share	$0.21	$0.32	$0.39	$0.89

	2009
	Q1	Q2	Q3	Q4
Net Sales	$128,647	$148,578	$154,427	$164,223
Gross Profit	$52,725	$60,099	$64,888	$68,396
Net Earnings (Loss)	$(41,746)	$3,007	$5,783	$6,715
Basic Earnings (Loss) per Share	$(2.29)	$0.16	$0.31	$0.36
Diluted Earnings (Loss) per Share	$(2.29)	$0.16	$0.31	$0.35

The summation of quarterly data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

Regular quarterly dividends aggregated $0.59 per share in 2010, or $0.14 for each of the first three quarters and $0.17 for the fourth quarter, and $0.53 per share in 2009, or $0.13 per share for the first three quarters of 2009 and $0.14 for the fourth quarter of 2009.

20.	Related Party Transactions

On September 15, 2010, we entered into an agreement with a then current employee for the right to manufacture and sell a product developed by the employee prior to becoming employed by Tennant. As of December 31, 2010, this individual is no longer an employee of Tennant. Product fee payments made under this agreement are not material to our financial position or results of operations.

On May 18, 2009, we announced an exclusive technology license agreement with Global Opportunities Investment Group, LLC. A current employee of Tennant owns a minority interest in Activeion Cleaning Solutions, LLC (“Activeion”), a wholly-owned subsidiary of Global Opportunities Investment Group, LLC. Royalties under this license agreement are not material to our financial position or results of operations.

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

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended December 31, 2010 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (COSO), our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The sections entitled “Board of Directors Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement are incorporated herein by reference.

The list below identifies those persons designated as executive officers of the Company, including their age, position with the Company and positions held by them during the past five or more years.

Thomas J. Dybsky, Vice President, Administration

Thomas J. Dybsky (61) joined the Company in September 1998 as Vice President of Human Resources and was named Vice President of Administration in 2004. From June 1995 to September 1998, he was Vice President/Senior Consultant for MDA Consulting.

Andrew J. Eckert, Vice President, The Americas

Andrew J. Eckert (47) joined the Company in 2002 as General Manager, North America. He was promoted to Vice President, North America Sales in 2005, assumed responsibility for North America Sales and Service in 2008 and now serves as Vice President, The Americas. From 2000 to 2002, he was the Senior Vice President of Operations at Storecast Merchandising Company, a national retail merchandising service contractor for the grocery industry. Prior to that, he was Director of Strategic Planning at General Mills and led the automation and cost-reduction efforts for U.S. trade promotional spending. He began his sales career in 1985 at General Mills in Houston, TX, and held a variety of increasing responsibilities including Customer Sales Manager for Fleming Companies and American Stores.

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

H. Chris Killingstad, President and Chief Executive Officer

H. Chris Killingstad (55) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2002, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2002 he served as Senior Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Haagen-Dazs Asia Pacific. He held the position of International Business Development Manager at PepsiCo Inc., from 1982-1990 and Financial Manager for General Electric, from 1978-1980.

Thomas Paulson, Vice President and Chief Financial Officer

Thomas Paulson (54) joined the Company in March 2006. Prior to joining Tennant, Paulson was Chief Financial Officer and Senior Vice President of Innovex from 2001 to 2006. Prior to joining Innovex, a manufacturer of electronic interconnect solutions, Paulson worked for The Pillsbury Company for over 19 years. Paulson became a Vice President at Pillsbury in 1995 and was the Vice President of Finance for the $4 billion North American Foods Division for over two years before joining Innovex.

Michael W. Schaefer, Vice President, Chief Technical Officer

Mike Schaefer (50) joined the Company in January 2008 as Vice President, Chief Technical Officer. From 2000 to January 2008, he was Vice President of Dispensing Systems, Lean Six Sigma and Quality at Ecolab, Inc., a provider of cleaning, sanitizing, food safety and infection prevention products and services, where he led R&D efforts for their equipment business, continuous improvement and standardization of R&D processes. Prior to that he held various management positions at Alticor Corporation and Kraft General Foods.

Don B. Westman, Vice President, Global Operations

Don B. Westman (57) joined the Company in November 2006 as Vice President, Global Operations. Prior to joining Tennant, he was Vice President of Operations – Pump Division for Pentair, Inc., a provider of products and services for the movement, treatment and storage of water, from 2005 to November 2006. From 2003 to 2005, he was Vice President of Operations – Pentair Water. From 1997 to 2003, Westman was Vice President of Operations for Hoffmans Enclosures, where he began in 1982 as a manufacturing engineering manager.

Heidi M. Wilson, Vice President, General Counsel and Secretary

Heidi M. Wilson (60) joined the Company in 2003 as Assistant General Counsel and Assistant Secretary and was named General Counsel in 2005. She was a partner with General Counsel Ltd. during 2003. From 1995 to 2001, she was Vice President, General Counsel and Secretary at Musicland Group, Inc. From 1993 to 1995, she was Senior Legal Counsel at Medtronic, Inc. Prior to that, she was a partner at Faegre & Benson L.L.P., a Minneapolis law firm, which she joined in 1976.

Richard H. Zay, Vice President, Global Marketing

Richard H. Zay (40) joined the Company in June 2010 as Vice President, Global Marketing. From 2006 to June 2010, he held various positions with Whirlpool Corporation, a manufacturer of major home appliances, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, he held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.

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

ITEM 11 – Executive Compensation

The sections entitled “Director Compensation for 2010” and “Executive Compensation Information” in our 2011 Proxy Statement are incorporated herein by reference.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement are incorporated herein by reference.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The sections entitled “Director Independence” and “Related Person Transaction Approval Policy” in our 2011 Proxy Statement are incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in our 2011 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements

Consolidated Financial Statements filed as part of this report are contained in Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(In thousands)	2010	2009	2008
Allowance for Doubtful Accounts and Returns:
Balance at beginning of year	$5,077	$7,319	$3,264
Charged to costs and expenses	1,403	996	4,083
Charged to other accounts	(200)	257	(76)
Deductions (1)	(1,969)	(3,495)	48
Balance at end of year	$4,311	$5,077	$7,319
Inventory Reserves:
Balance at beginning of year	$3,997	$5,127	$4,427
Charged to costs and expenses	3,462	2,674	4,629
Charged to other accounts	(263)	173	(106)
Deductions	(3,503)	(3,977)	(3,823)
Balance at end of year	$3,693	$3,997	$5,127
Valuation Allowance for Deferred Tax Assets:
Balance at beginning of year	$9,131	$9,303	$8,197
Charged to other accounts	39	(172)	1,106
Balance at end of year	$9,170	$9,131	$9,303

(1) Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves, as well as the effect of foreign currency on these reserves.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits
Item #	Description	Method of Filing
Rider A:
2.1	Share Purchase Agreement dated February 15, 2008 among the Sellers identified therein and Tennant Scotland Limited (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 29, 2008.
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3(iii) to the Company’s Form 8-K dated December 14, 2010.
4.1	Rights Agreement, dated as of November 10, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by reference to Exhibit 1 to Form 8-A dated November 14, 2006.
10.1	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
10.2	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2005*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2007.
10.3	Form of Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2008.
10.4	Schedule of parties to Management and Executive Employment Agreement	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2008.
10.5	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004.
10.6	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.7	Long-Term Incentive Plan 2008*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2008.
10.8	Services Agreement and Management Agreement between the Company and Karel Huijser*	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2008.
10.9	Amendment No. 1 dated as of December 17, 2008 to Services Agreement and Management Agreement between the Company and Karel Huijser*	Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2008.
10.10	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.11	Credit Agreement dated as of June 19, 2007	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated June 21, 2007.
10.12	Deferred Stock Unit Agreement (awards in and after 2008)*	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2007.
10.13	Amendment No. 1 dated as of February 21, 2008 to Credit Agreement dated as of June 19, 2007	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2008.
10.14	Tennant Company 2009 Short-Term Incentive Plan*	Incorporated by reference to Appendix A to the Company's Proxy statement for the 2008 Annual Meeting of Shareholder's filed on March 14, 2008.
10.15	Amendment No. 2 to the Credit Agreement dated as of March 4, 2009	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated March 10, 2009.

10.16	Pledge and Security Agreement dated as of March 4, 2009	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 4, 2009.
10.17	Private Shelf Agreement dated as of July 29, 2009	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2009.
10.18	2010 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated April 28, 2010.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY
By	/s/ H. Chris Killingstad
H. Chris Killingstad President, CEO and Board of Directors
Date	February 25, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ H. Chris Killingstad	By	/s/ David Mathieson
	H. Chris Killingstad President, CEO and Board of Directors		David Mathieson Board of Directors
Date	February 25, 2011	Date	February 25, 2011

By	/s/ Thomas Paulson	By	/s/ Donal L. Mulligan
	Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		Donal L. Mulligan Board of Directors
Date	February 25, 2011	Date	February 25, 2011

By	/s/ William F. Austen	By	/s/ Stephen G. Shank
	William F. Austen Board of Directors		Stephen G. Shank Board of Directors
Date	February 25, 2011	Date	February 25, 2011

By	/s/ Jeffrey A. Balagna	By	/s/ Steven A. Sonnenberg
	Jeffrey A. Balagna Board of Directors		Steven A. Sonnenberg Board of Directors
Date	February 25, 2011	Date	February 25, 2011

By	/s/ Carol S. Eicher	By	/s/ David S. Wichmann
	Carol S. Eicher Board of Directors		David S. Wichmann Board of Directors
Date	February 25, 2011	Date	February 25, 2011

By	/s/ James T. Hale
James T. Hale Board of Directors
Date	February 25, 2011