Form 10-Q
period 2011-03-31
TENNANT CO
filed 2011-04-28
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of April 20, 2011, there were 19,142,889 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
(In thousands, except shares and per share data)	March 31
	2011	2010
Net Sales	$172,591	$150,106
Cost of Sales	100,660	86,346
Gross Profit	71,931	63,760
Operating Expense:
Research and Development Expense	6,280	5,536
Selling and Administrative Expense	57,459	51,730
Total Operating Expense	63,739	57,266
Profit from Operations	8,192	6,494
Other Income (Expense):
Interest Income	68	45
Interest Expense	(415)	(433)
Net Foreign Currency Transaction Gains (Losses)	527	(186)
Other Income, Net	31	-
Total Other Income (Expense), Net	211	(574)

Profit Before Income Taxes	8,403	5,920
Income Tax Expense	2,537	1,829
Net Earnings	$5,866	$4,091

Earnings per Share:
Basic	$0.31	$0.22
Diluted	$0.30	$0.21

Weighted Average Shares Outstanding:
Basic	18,963,177	18,682,335
Diluted	19,556,036	19,090,423

Cash Dividend Declared per Common Share	$0.17	$0.14

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
(In thousands, except shares and per share data)	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$38,919	$39,529
Accounts Receivable, less Allowances of $4,582 and $4,311, respectively	131,067	127,542
Inventories	66,704	61,746
Prepaid Expenses	13,343	7,993
Deferred Income Taxes, Current Portion	9,733	11,459
Other Current Assets	28	-
Total Current Assets	259,794	248,269
Property, Plant and Equipment	285,402	287,751
Accumulated Depreciation	(200,542)	(200,123)
Property, Plant and Equipment, Net	84,860	87,628
Deferred Income Taxes, Long-Term Portion	14,004	14,182
Goodwill	20,575	20,423
Intangible Assets, Net	25,422	25,339
Other Assets	7,440	7,827
Total Assets	$412,095	$403,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$3,235	$3,154
Accounts Payable	45,711	40,498
Employee Compensation and Benefits	22,539	31,281
Income Taxes Payable	480	509
Other Current Liabilities	35,520	40,702
Total Current Liabilities	107,485	116,144
Long-Term Liabilities:
Long-Term Debt	37,087	27,674
Employee-Related Benefits	33,242	33,898
Deferred Income Taxes, Long-Term Portion	4,488	4,525
Other Liabilities	5,425	5,294
Total Long-Term Liabilities	80,242	71,391
Total Liabilities	187,727	187,535
Commitments and Contingencies (Note 11)

Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value; 60,000,000 shares authorized; 19,143,651 and 19,038,843 shares issued and outstanding, respectively	7,178	7,140
Additional Paid-In Capital	11,199	10,876
Retained Earnings	225,147	220,391
Accumulated Other Comprehensive Loss	(19,156)	(22,274)
Total Shareholders’ Equity	224,368	216,133
Total Liabilities and Shareholders’ Equity	$412,095	$403,668

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31
	2011	2010
OPERATING ACTIVITIES
Net Earnings	$5,866	$4,091
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	4,391	4,586
Amortization	832	792
Deferred Income Taxes	2,071	(634)
Stock-Based Compensation Expense	1,299	671
Allowance for Doubtful Accounts and Returns	329	512
Other, Net	(6)	202
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	(3,943)	8,966
Inventories	(3,425)	(3,066)
Accounts Payable	5,199	995
Employee Compensation and Benefits	(9,436)	(7,675)
Other Current Liabilities	(4,999)	1,648
Income Taxes	(3,075)	2,741
Other Assets and Liabilities	(2,350)	272
Net Cash (Used for) Provided by Operating Activities	(7,247)	14,101
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(1,634)	(1,819)
Proceeds from Disposals of Property, Plant and Equipment	175	41
Acquisition of Businesses, Net of Cash Acquired	-	26
Net Cash Used for Investing Activities	(1,459)	(1,752)
FINANCING ACTIVITIES
Payment of Long-Term Debt	(934)	(1,089)
Issuance of Long-Term Debt	10,000	-
Proceeds from Issuance of Common Stock	1,393	913
Tax Benefit on Stock Plans	377	139
Dividends Paid	(3,244)	(2,632)
Net Cash Provided by (Used for) Financing Activities	7,592	(2,669)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	504	(469)
Net (Decrease) Increase in Cash and Cash Equivalents	(610)	9,211
Cash and Cash Equivalents at Beginning of Period	39,529	18,062
Cash and Cash Equivalents at End of Period	$38,919	$27,273
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Period for:
Income Taxes	$2,865	$(260)
Interest	$365	$416
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$542	$1,066
Collateralized Borrowings Incurred for Operating Lease Equipment	$345	$1,075

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

These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our annual report on Form 10-K for the year ended December 31, 2010. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2. Newly Adopted Accounting Guidance

Intangibles – Goodwill and Other

In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. We adopted the modified guidance on January 1, 2011. The adoption of the modified guidance did not have an impact on our financial position or results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued new guidance that sets forth the requirements that must be met for an entity to recognize revenue for the sale of a delivered item that is part of a multiple-element arrangement when other elements have not yet been delivered. We adopted the new guidance on January 1, 2011. The adoption of the new guidance did not have a material impact on our financial position or results of operations.

Business Combinations

In December 2010, the FASB updated guidance to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. We adopted the updated guidance on January 1, 2011. The adoption of the updated guidance did not have an impact on our financial statement disclosures.

Fair Value Measurements and Disclosures

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which we adopted on January 1, 2011. The adoption of the updated guidance did not have an impact on our financial statement disclosures.

3. Management Actions

2010 Action - During the fourth quarter of 2010, we implemented a restructuring action. A pretax charge of $1,671 was recognized in the fourth quarter as a result of this action. The pretax charge consisted of severance and outplacement services and was included within Selling and Administrative Expense in the 2010 Consolidated Statements of Earnings.

A reconciliation of the beginning and ending liability balances is as follows:

Severance, Early Retirement and Related Costs
2010 restructuring action	$1,671
Cash payments	(87)
December 31, 2010 balance	$1,584
2011 utilization:
Cash payments	(861)
Foreign currency adjustments	31
March 31, 2011 balance	$754

4. Inventories

Inventories are valued at the lower of cost or market. Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Inventories carried at LIFO:
Finished goods	$32,658	$31,355
Raw materials, production parts and work-in-process	15,710	15,414
LIFO reserve	(26,462)	(26,462)
Total LIFO inventories	21,906	20,307

Inventories carried at FIFO:
Finished goods	24,704	23,770
Raw materials, production parts and work-in-process	20,094	17,669
Total FIFO inventories	44,798	41,439
Total inventories	$66,704	$61,746

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

5. Goodwill and Intangible Assets

The changes in the carrying value of Goodwill for the three months ended March 31, 2011 were as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2010	$67,008	$(46,585)	$20,423
Adjustments	28	-	28
Foreign currency fluctuations	(1,439)	1,563	124
Balance as of March 31, 2011	$65,597	$(45,022)	$20,575

The balances of acquired Intangible Assets, excluding Goodwill, as of March 31, 2011 were as follows:

	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of March 31, 2011:
Original cost	$27,495	$4,955	$3,648	$36,098
Accumulated amortization	(8,248)	(1,037)	(1,391)	(10,676)
Carrying value	$19,247	$3,918	$2,257	$25,422
Weighted-average original life (in years)	14	14	11

Balance as of December 31, 2010:
Original cost	$26,662	$4,709	$3,441	$34,812
Accumulated amortization	(7,344)	(901)	(1,228)	(9,473)
Carrying value	$19,318	$3,808	$2,213	$25,339
Weighted-average original life (in years)	14	14	11

Amortization expense on Intangible Assets for the three months ended March 31, 2011 and 2010 was $832 and $792, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2011	$2,489
2012	2,555
2013	2,532
2014	2,383
2015	2,287
Thereafter	13,176
Total	$25,422

6. Debt

Debt outstanding is summarized as follows:

	March 31,	December 31,
	2011	2010
Long-Term Debt:
Bank borrowings	$121	$128
Credit facility borrowings	35,000	25,000
Collateralized borrowings	345	471
Capital lease obligations	4,856	5,229
Total Long-Term Debt	40,322	30,828
Less: Current Portion	3,235	3,154
Long-Term Portion	$37,087	$27,674

As of March 31, 2011, we had committed lines of credit totaling $125,000 and uncommitted lines of credit totaling $82,835. There was $35,000 in outstanding borrowings under our available lines of credit as of March 31, 2011. In addition, we had stand alone letters of credit of $2,002 outstanding and bank guarantees in the amount of $953. Commitment fees on unused lines of credit for the three months ended March 31, 2011 were $94.

Our most restrictive covenants are part of our Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2011, our indebtedness to EBITDA ratio was 0.73 to 1 and our EBITDA to interest expense ratio was 37.11 to 1.

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

As of March 31, 2011, we were in compliance with all covenants under the Credit Agreement. There was $25,000 in outstanding borrowings under this facility at March 31, 2011, with a weighted average interest rate of 2.47%.

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

As of March 31, 2011, there was $10,000 in outstanding borrowings under this facility with a fixed interest rate of 4.00%. The financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of March 31, 2011.

The Royal Bank of Scotland N.V.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland N.V. in the amount of 2,000 Euros or approximately $2,834. There was no balance outstanding on this facility as of March 31, 2011.

7. Warranty

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty terms on machines generally range from one to four years.

The changes in warranty reserves for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31
	2011	2010
Beginning balance	$7,043	$5,985
Additions charged to expense	2,880	3,002
Foreign currency fluctuations	50	(69)
Claims paid	(2,590)	(2,008)
Ending balance	$7,383	$6,910

8. Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at March 31, 2011 is as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$28	$-	$28	$-
Total Assets	$28	$-	$28	$-
Liabilities:
Foreign currency forward exchange contracts	$222	$-	$222	$-
Total Liabilities	$222	$-	$222	$-

Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated net assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense), Net under Net Foreign Currency Transaction Gains (Losses) within the Condensed Consolidated Statements of Earnings. As of March 31, 2011 the fair value of such contracts outstanding was a gain of $28 and a loss of $222. As of March 31, 2010 the fair value of such contracts outstanding was a loss of $382. We recognized a net loss of $2,412 and a net gain of $2,300 on these contracts during the first three months of 2011 and 2010, respectively. At March 31, 2011 and 2010, the notional amounts of foreign currency forward exchange contracts outstanding were $44,923 and $50,712, respectively.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for Cash and Cash Equivalents, Accounts Receivable, Other Current Assets, Accounts Payable and Other Current Liabilities approximate fair value.

The fair value of our Long-Term Debt approximates cost based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

9. Retirement Benefit Plans

Our defined benefit pension plans and postretirement medical plan are described in Note 11 of the 2010 annual report on Form 10-K. We have contributed $67 and $99 during the first quarter of 2011 to our pension plans and our postretirement medical plan, respectively.

The components of the net periodic benefit cost for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$166	$161	$25	$13	$33	$36
Interest cost	513	516	122	52	162	193
Expected return on plan assets	(580)	(586)	(108)	(36)	-	-
Amortization of net actuarial loss	26	5	-	-	15	37
Amortization of prior service cost	137	139	39	-	(145)	(145)
Foreign currency	-	-	61	(69)	-	-
Net periodic benefit cost	$262	$235	$139	$(40)	$65	$121

10. Comprehensive Income

We report Accumulated Other Comprehensive Loss as a separate item in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheets. Comprehensive Income is comprised of Net Earnings and Other Comprehensive Income (Loss). For the three months ended March 31, 2011 and 2010, Other Comprehensive Income consisted of foreign currency translation adjustments and amortization and remeasurement of pension items.

The reconciliations of Net Earnings to Comprehensive Income are as follows:

	Three Months Ended
	March 31
	2011	2010
Net Earnings	$5,866	$4,091
Foreign currency translation adjustments	3,085	(2,958)
Pension adjustments	33	31
Comprehensive Income	$8,984	$1,164

11. Commitments and Contingencies

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of March 31, 2011, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $7,648, of which we have guaranteed $5,940. As of March 31, 2011, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $878 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

12. Income Taxes

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2007 and with limited exceptions, state and foreign income tax examinations for taxable years before 2004.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. Included in the net liability of $5,414 for unrecognized tax benefits as of March 31, 2011 was approximately $442 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2011 was $4,020. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.

Unrecognized tax benefits were reduced by $81 in the first quarter of 2011 for expiration of the statute of limitations in various jurisdictions and completion of state tax audits.

We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2004 to 2008 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

13. Stock-Based Compensation

The following table presents the components of Stock-Based Compensation Expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31
	2011	2010
Stock options and stock appreciation rights	$507	$260
Restricted share awards	247	196
Performance share awards	306	41
Share-based liabilities	239	174
Total Stock-Based Compensation Expense	$1,299	$671

During the first three months of 2011 we granted 20,550 restricted shares. The weighted average grant date fair value of each share awarded was $40.21. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was $592 and $39, respectively.

14. Earnings Per Share

The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended
	March 31
	2011	2010
Numerator:
Net Earnings	$5,866	$4,091
Denominator:
Basic - Weighted Average Shares Outstanding	18,963,177	18,682,335
Effect of dilutive securities:
Employee stock options	592,859	408,088
Diluted - Weighted Average Shares Outstanding	19,556,036	19,090,423
Basic Earnings per Share	$0.31	$0.22
Diluted Earnings per Share	$0.30	$0.21

Excluded from the dilutive securities shown above were options to purchase 83,368 and 264,693 shares of Common Stock during the three months ended March 31, 2011 and 2010, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

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

The following table sets forth Net Sales by geographic area (net of intercompany sales):

	Three Months Ended
	March 31
	2011	2010
Americas	$108,142	$92,684
Europe, Middle East, Africa	45,610	43,006
Asia Pacific	18,839	14,416
Total	$172,591	$150,106

16. Related Party Transactions

We have an exclusive technology license agreement with Global Opportunities Investment Group, LLC. A current employee of Tennant owns a minority interest in Activeion Cleaning Solutions, LLC (“Activeion”), a wholly owned subsidiary of Global Opportunities Investment Group, LLC. Royalties under this license agreement are not material to our financial position or results of operations.

During the first quarter of 2008, we acquired Sociedade Alfa Ltda. and entered into lease agreements for certain properties owned by or partially owned by the former owners of these entities. Some of these individuals are current employees of Tennant. Lease payments made under these lease agreements are not material to our financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer, healthier world. Our products include equipment for maintaining surfaces in industrial, commercial and outdoor environments; chemical-free and other sustainable cleaning technologies; and specialty surface coatings for protecting, repairing and upgrading floors. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are located in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions.

Net Earnings for the first quarter of 2011 were $5.9 million, or $0.30 per diluted share, as compared to Net Earnings of $4.1 million, or $0.21 per diluted share, in the first quarter of 2010. Net Earnings during the first quarter of 2011 were favorably impacted by increased Net Sales, primarily driven by sales of industrial sweepers and continued strong sales of scrubbers equipped with our ec-H2OTM technology. Net Earnings were also favorably impacted by higher sales and production levels and our ongoing emphasis on leveraging our cost structure, which were partially offset by inflationary price increases in our material costs. As sales have grown, we have successfully leveraged our existing workforce, holding our employee count to 2,800 which is flat with when we completed the restructuring effort that began in the 2008 fourth quarter. Net Foreign Currency Transaction Gains during the first quarter of 2011 versus Net Foreign Currency Transaction Losses experienced during the first quarter of 2010 also had a positive impact on Net Earnings.

Historical Results

The following table compares the historical results of operations for the three months ended March 31, 2011 and 2010 and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended
	March 31
	2011	%	2010	%
Net Sales	$172,591	100.0	$150,106	100.0
Cost of Sales	100,660	58.3	86,346	57.5
Gross Profit	71,931	41.7	63,760	42.5
Operating Expense:
Research and Development Expense	6,280	3.6	5,536	3.7
Selling and Administrative Expense	57,459	33.3	51,730	34.5
Total Operating Expense	63,739	36.9	57,266	38.2
Profit from Operations	8,192	4.7	6,494	4.3
Other Income (Expense):
Interest Income	68	-	45	-
Interest Expense	(415)	(0.2)	(433)	(0.3)
Net Foreign Currency Transaction Gains (Losses)	527	0.3	(186)	(0.1)
Other Income, Net	31	-	-	-
Total Other Income (Expense), Net	211	0.1	(574)	(0.4)

Profit Before Income Taxes	8,403	4.9	5,920	3.9
Income Tax Expense	2,537	1.5	1,829	1.2
Net Earnings	$5,866	3.4	$4,091	2.7
Earnings per Diluted Share	$0.30		$0.21

Net Sales

Consolidated Net Sales for the first quarter of 2011 totaled $172.6 million, a 15.0% increase as compared to consolidated Net Sales of $150.1 million in the first quarter of 2010.

The components of the consolidated Net Sales change for the first three months of 2011 as compared to the same period in 2010 were as follows:

Growth Elements	2011 v. 2010
Organic Growth:
Volume	13.5%
Price	-
Organic Growth	13.5%
Foreign Currency	1.5%
Total	15.0%

The 15.0% increase in consolidated Net Sales in the first quarter of 2011 as compared to 2010 was primarily driven by:

•	an organic sales increase of approximately 13.5%, excluding the effects of acquisitions and foreign currency exchange, due to volume growth in equipment sales; and

•	a favorable direct foreign currency exchange impact of approximately 1.5%.

The following table sets forth the Net Sales by geographic area for the three months ended March 31, 2011 and 2010 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended
	March 31
	2011	2010	%
Americas	$108,142	$92,684	16.7
Europe, Middle East and Africa	45,610	43,006	6.1
Asia Pacific	18,839	14,416	30.7
Total	$172,591	$150,106	15.0

Americas

Net Sales in the Americas were $108.1 million for the first quarter of 2011, an increase of 16.7% from the first quarter of 2010. Net Sales benefited by approximately 15.7% from sales volume increases, primarily from continued strong sales of scrubbers, the majority of which were equipped with our ec-H2O technology, and also sales of industrial products, especially large sweepers. The direct impact of foreign currency translation exchange effects within the Americas favorably impacted Net Sales by approximately 1% during the first quarter of 2011.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales increased 6.1% to $45.6 million for the first quarter of 2011 as compared to the first quarter of 2010. Net Sales benefited by approximately 6.1% primarily from sales volume increases in the first quarter of 2011 when compared to the same period last year, primarily from strong sales of scrubbers, the majority of which were equipped with our ec-H2O technology. Direct foreign currency exchange fluctuations did not significantly impact EMEA Net Sales in the first quarter of 2011.

Asia Pacific

Net Sales in the Asia Pacific market for the first quarter of 2011 totaled $18.8 million, an increase of 30.7% as compared to the first quarter of 2010. Organic growth of approximately 21.7% in Net Sales was primarily driven by growth in equipment unit volume in both the China market as well as Australia. Favorable direct foreign currency translation exchange effects increased Net Sales by approximately 9% in the 2010 first quarter.

Gross Profit

Gross Profit margin was 41.7% for the first quarter of 2011, as compared with 42.5% for the first quarter of 2010. Gross margin decreased by 80 basis points, primarily due to inflationary price increases in our material costs, partially offset by higher sales volume and flexible production management.

Operating Expense

Research & Development Expense

Research and Development (“R&D”) Expense in the first quarter of 2011 was up 13.4% to $6.3 million as compared with $5.5 million in the first quarter of 2010. R&D Expense as a percentage of Net Sales was 3.6% for the first quarter of 2011, a slight decrease as compared to 3.7% of Net Sales for R&D Expense in the first quarter of 2010.

Selling & Administrative Expense

Selling and Administrative (“S&A”) Expense in the first quarter of 2011 was $57.5 million as compared to $51.7 million in the first quarter of 2010. The increase in S&A Expense was primarily attributable to higher variable selling costs stemming from increased sales volume and expenses related to new product launches. S&A Expense as a percentage of Net Sales was 33.3% for the first quarter of 2011, down 120 basis points from 34.5% in the comparable 2010 quarter.

Other Income (Expense), Net

Interest Income

Interest Income increased nominally in the first quarter of 2011, as compared to the same period in 2010.

Interest Expense

Interest Expense decreased nominally in the first quarter of 2011, as compared to the same period in 2010. The decline in Interest Expense between periods was primarily due to a lower interest rate on our borrowings.

Net Foreign Currency Transaction Gains (Losses)

Net Foreign Currency Transaction Gains in the first quarter of 2011 were $0.5 million as compared to Net Foreign Currency Transaction Losses of $0.2 million the same period in the prior year. The favorable change in the impact from foreign currency transactions in the first quarter of 2011 was due to fluctuations in foreign currency rates in the normal course of business.

Other Income (Expense), Net

There was no significant change in Other Income (Expense), Net in the first quarter of 2011 as compared to the same period in 2010.

Income Taxes

In the 2011 first quarter, the overall effective tax rate was 30.2% and our base tax rate, which excludes discrete tax items, was 32.0%. We had discrete net favorable tax items of approximately $0.2 million. The overall effective tax rate in the first quarter of 2010 was 30.9% and our base tax rate, which excludes discrete tax items, was 36.1%. The decrease in the 2011 first quarter overall effective tax rate as compared to the first quarter of 2010 was primarily related to the mix in expected full year taxable earnings by country, a decrease in the statutory tax rates of various jurisdictions, and the Federal R&D credit. The 2010 first quarter tax rate did not include any benefit for Federal R&D tax credits as we were not allowed to consider these credits in our tax rate until they were formally reenacted.

Liquidity and Capital Resources

Liquidity

Cash and Cash Equivalents totaled $38.9 million at March 31, 2011, as compared to $39.5 million as of December 31, 2010. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.4 and 2.1 as of March 31, 2011 and December 31, 2010, respectively, based on working capital of $152.3 million and $132.1 million, respectively. Our debt-to-capital ratio was 15.2% and 12.5% at March 31, 2011 and December 31, 2010, respectively.

Cash Flow Summary

Cash provided by (used for) our operating, investing and financing activities is summarized as follows (in thousands):

	Three Months Ended
	March 31
	2011	2010
Operating Activities	$(7,247)	$14,101
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(1,459)	(1,778)
Acquisitions of Businesses, Net of Cash Acquired	-	26
Financing Activities	7,592	(2,669)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	504	(469)
Net (Decrease) Increase in Cash and Cash Equivalents	$(610)	$9,211

Operating Activities

Operating activities used $7.2 million of cash for the three months ended March 31, 2011. Cash used by operating activities was driven primarily from the payment of Employee Compensation and Benefit liabilities and decreased Other Current Liabilities, and increased Accounts Receivable and Inventories, primarily due to increased sales volume, offset by $5.9 million of Net Earnings as well as an increase in Accounts Payable. The increase in Accounts Payable is primarily due to timing of payments.

Operating activities provided $14.1 million of cash for the three months ended March 31, 2010. Cash provided by operating activities was driven primarily by reductions in Accounts Receivable and $4.1 million of Net Earnings during the quarter, partially offset by increased use of cash for payments of Employee Compensation and Benefit liabilities.

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

	March 31, 2011	December 31, 2010	March 31, 2010
DSO	64	59	67
DIOH	87	83	93

As of March 31, 2011, DSO decreased 3 days as compared to March 31, 2010 due to Net Sales increasing at a higher rate than Accounts Receivable balances due to proactively managing our receivables by enforcing tighter credit limits and successfully collecting past due balances.  As of March 31, 2011, DSO increased 5 days as compared to December 31, 2010 due to a lower level of Net Sales in the first quarter of 2011 as compared to the fourth quarter of 2010, as well as a higher mix of international receivables which carry longer payment terms.

As of March 31, 2011, DIOH decreased 6 days as compared to March 31, 2010 due to Net Sales growing at a higher rate than Inventory due to the continued strides we are making in managing our inventory levels. As of March 31, 2011, DIOH increased 4 days as compared to December 31, 2010 due to a lower level of Net Sales in the first quarter of 2011 compared to the fourth quarter of 2010 and higher levels of Inventory, particularly in emerging markets, to support 2011 sales growth initiatives.

Investing Activities

Investing activities during the three months ended March 31, 2011 used $1.5 million in cash, almost entirely due to net capital expenditures. Capital expenditures included investments in tooling related to new product development and manufacturing; and information technology and infrastructure upgrades.

Investing activities during the three months ended March 31, 2010 used $1.8 million in cash. Investing activities included net capital expenditures of $1.8 million. Investments in capital expenditures included technology upgrades, tooling related to new product development and manufacturing equipment.

Financing Activities

Net cash provided by financing activities was $7.6 million during the first three months of 2011. The issuance of Long-Term Debt provided $10.0 million, proceeds from issuance of common stock provided $1.4 million and a $0.4 million tax benefit on stock plans partially offset by $3.2 million in dividend payments and $0.9 million of repayments of Long-Term Debt.

Net cash used for financing activities was $2.7 million during the first three months of 2010, primarily from $2.6 million in dividend payments and a $1.1 million repayment of Long-Term Debt, partially offset by $0.9 million from the issuance of common stock and a $0.1 million tax benefit on stock plans.

Indebtedness

As of March 31, 2011, we had committed lines of credit totaling $125.0 million and uncommitted lines of credit totaling $82.8 million. There was $35.0 million in outstanding borrowings against our lines of credit as of March 31, 2011. In addition, we had stand alone letters of credit of $2.0 million outstanding and bank guarantees in the amount of $1.0 million. Commitment fees on unused lines of credit for the three months ended March 31, 2011 were $0.09 million.

Our most restrictive covenants are part of our Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.50 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2011, our indebtedness to EBITDA ratio was 0.73 to 1 and our EBITDA to interest expense ratio was 37.11 to 1.

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

As of March 31, 2011 we were in compliance with all covenants under the Credit Agreement. There was $25.0 million in outstanding borrowings under this facility at March 31, 2011, with a weighted average interest rate of 2.47%.

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

As of March 31, 2011, there was $10.0 million in outstanding borrowings under this facility with a fixed interest rate of 4.00%. The financial covenants under this facility are the same as the financial covenants in the Credit Agreement, all of which we were in compliance with as of March 31, 2011.

The Royal Bank of Scotland N.V.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland N.V. in the amount of 2.0 million Euros or approximately $2.8 million. There was no balance outstanding on this facility as of March 31, 2011.

Contractual Obligations

There have been no material changes with respect to contractual obligations as disclosed in our 2010 annual report on Form 10-K.

Cautionary Statement Relevant to Forward-Looking Information

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: geopolitical and economic uncertainty throughout the world; the competition in our business; our ability to effectively manage organizational changes; our ability to comply with laws and regulations; our ability to effectively maintain and manage the data in our computer systems; our ability to develop new innovative products and services; our ability to successfully upgrade and evolve the capabilities of our computer systems; our ability to attract and retain key personnel; the occurrence of a significant business interruption; fluctuations in the cost or availability of raw materials and purchased components; unforeseen product liability claims or product quality issues; our ability to acquire, retain and protect proprietary intellectual property rights; and the relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Information about factors that could materially affect our results can be found in Part I,

Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A of this Form 10-Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk since December 31, 2010. For additional information, refer to Item 7A of our 2010 annual report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended March 31, 2011 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in our 2010 annual report on Form 10-K.

Item 1A.  Risk Factors

We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2010. There have been no material changes to our risk factors since the filing of that report, except for the addition of the risk factor listed below.

We are subject to many laws and regulations and any non-compliance could negatively impact our financial condition or business operations.

Our policies and procedures are designed to comply with applicable laws and regulations in all countries in which we operate and conduct business. U.S. as well as foreign government regulations continue to become increasingly stringent and are impacting more areas of our business operations each year. Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of our operations or the imposition of significant regulatory, administrative, civil or criminal penalties or sanctions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2011, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This was in addition to the 188,874 shares remaining under our previous repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs. Our Credit Agreement and Shelf Agreement limit the payment of dividends and repurchases of stock to an amount ranging from $12.0 million to $40.0 million based on our leverage ratio after giving effect to such payments.

For the Quarter Ended March 31, 2011	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased
January 1 - 31, 2011	10	$38.41	-	188,874
February 1 - 28, 2011	-	-	-	1,188,874
March 1 - 31, 2011	8,765	40.65	-	1,188,874
Total	8,775	$40.65	-	1,188,874

(1) Includes 8,775 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

Item 6.  Exhibits

Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Form 8-K dated December 14, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	April 28, 2011	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	April 28, 2011	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)