Form 10-Q
period 2011-06-30
TENNANT CO
filed 2011-08-04
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of July 28, 2011, there were 18,932,249 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except shares and per share data)	June 30		June 30
	2011	2010	2011	2010
Net Sales	$201,259	$166,137	$373,849	$316,242
Cost of Sales	117,791	94,594	218,450	180,940
Gross Profit	83,468	71,543	155,399	135,302
Operating Expense:
Research and Development Expense	6,717	6,408	12,997	11,944
Selling and Administrative Expense	66,513	54,506	123,973	106,236
Total Operating Expense	73,230	60,914	136,970	118,180
Profit from Operations	10,238	10,629	18,429	17,122
Other Income (Expense):
Interest Income	184	31	252	77
Interest Expense	(545)	(396)	(960)	(828)
Net Foreign Currency Transaction Gains (Losses)	913	(375)	1,440	(562)
Other (Expense) Income, Net	(65)	58	(33)	58
Total Other Income (Expense), Net	487	(682)	699	(1,255)

Profit Before Income Taxes	10,725	9,947	19,128	15,867
Income Tax Expense	4,870	3,772	7,407	5,601
Net Earnings	$5,855	$6,175	$11,721	$10,266

Earnings per Share:
Basic	$0.31	$0.33	$0.62	$0.55
Diluted	$0.30	$0.32	$0.60	$0.53

Weighted Average Shares Outstanding:
Basic	18,941,131	18,789,530	18,952,093	18,736,228
Diluted	19,467,553	19,302,802	19,491,056	19,205,678

Cash Dividend Declared per Common Share	$0.17	$0.14	$0.34	$0.28

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except shares and per share data)	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$41,451	$39,529
Accounts Receivable, less Allowances of $4,805 and $4,311, respectively	140,244	127,542
Inventories	74,394	61,746
Prepaid Expenses	11,162	7,993
Deferred Income Taxes, Current Portion	8,815	11,459
Other Current Assets	26	-
Total Current Assets	276,092	248,269
Property, Plant and Equipment	281,793	287,751
Accumulated Depreciation	(198,597)	(200,123)
Property, Plant and Equipment, Net	83,196	87,628
Deferred Income Taxes, Long-Term Portion	13,408	14,182
Goodwill	21,917	20,423
Intangible Assets, Net	26,433	25,339
Other Assets	8,244	7,827
Total Assets	$429,290	$403,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$4,002	$3,154
Accounts Payable	55,667	40,498
Employee Compensation and Benefits	26,051	31,281
Income Taxes Payable	843	509
Other Current Liabilities	40,055	40,702
Total Current Liabilities	126,618	116,144
Long-Term Liabilities:
Long-Term Debt	37,254	27,674
Employee-Related Benefits	32,303	33,898
Deferred Income Taxes, Long-Term Portion	4,011	4,525
Other Liabilities	5,676	5,294
Total Long-Term Liabilities	79,244	71,391
Total Liabilities	205,862	187,535
Commitments and Contingencies (Note 12)

Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,922,900 and 19,038,843 shares issued and outstanding, respectively	7,096	7,140
Additional Paid-In Capital	12,259	10,876
Retained Earnings	219,365	220,391
Accumulated Other Comprehensive Loss	(15,292)	(22,274)
Total Shareholders’ Equity	223,428	216,133
Total Liabilities and Shareholders’ Equity	$429,290	$403,668

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30
	2011	2010
OPERATING ACTIVITIES
Net Earnings	$11,721	$10,266
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	8,664	9,179
Amortization	1,704	1,563
Impairment of Intangible Assets	1,805	-
Deferred Income Taxes	3,249	(1,539)
Stock-Based Compensation Expense	2,490	1,679
Allowance for Doubtful Accounts and Returns	642	856
Other, Net	385	(14)
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	(12,593)	7,684
Inventories	(10,273)	(9,775)
Accounts Payable	14,515	8,013
Employee Compensation and Benefits	(6,105)	(5,606)
Other Current Liabilities	(538)	1,255
Income Taxes	116	3,160
Other Assets and Liabilities	(3,072)	(2,341)
Net Cash Provided by Operating Activities	12,710	24,380
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(4,023)	(4,195)
Proceeds from Disposals of Property, Plant and Equipment	255	468
Acquisition of Businesses, Net of Cash Acquired	(2,916)	(26)
Net Cash Used for Investing Activities	(6,684)	(3,753)
FINANCING ACTIVITIES
Change in Short-Term Borrowings, Net	(35)	(7)
Payment of Long-Term Debt	(12,268)	(2,055)
Issuance of Long-Term Debt	20,000	-
Purchases of Common Stock	(9,159)	-
Proceeds from Issuance of Common Stock	1,782	3,093
Tax Benefit on Stock Plans	739	800
Dividends Paid	(6,471)	(5,284)
Net Cash Used for Financing Activities	(5,412)	(3,453)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,308	(747)
Net Increase in Cash and Cash Equivalents	1,922	16,427
Cash and Cash Equivalents at Beginning of Period	39,529	18,062
Cash and Cash Equivalents at End of Period	$41,451	$34,489
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$3,870	$3,675
Cash Paid for Interest	$815	$793
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$1,289	$1,924
Collateralized Borrowings Incurred for Operating Lease Equipment	$274	$691
Notes Payable Related to Water Star, Inc. Acquisition	$1,500	$-

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

2. Newly Adopted Accounting Guidance

Intangibles – Goodwill and Other

In December 2010, the Financial Accounting Standards Board ("FASB") issued amended guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. We adopted the modified guidance on January 1, 2011. The adoption of the modified guidance did not have an impact on our financial position or results of operations.

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

A reconciliation of the beginning and ending liability balances is as follows:

Severance, Early Retirement and Related Costs
2010 restructuring action	$1,671
Cash payments	(87)
December 31, 2010 balance	$1,584
2011 utilization:
Cash payments	(1,189)
Foreign currency adjustments	59
Adjustment of accrual	32
June 30, 2011 balance	$486

4. Acquisitions

On May 31, 2011, we acquired Water Star, Inc. ("Water Star"), a Newbury, Ohio firm specializing in electrochemistry for $4,456. The total purchase price of $4,456 is comprised of $2,956 paid at closing and two $750 installment payments which will be paid in cash on the first and second anniversary dates of the acquisition. These installment payments are not contingent on any future services or other financial targets. This acquisition is consistent with our strategy to expand our intellectual property in support of our long-term vision to deliver sustainable, breakthrough innovations. The purchase price allocation is preliminary and will be adjusted based upon the final determination of fair value of assets acquired and liabilities assumed.

The components of the purchase price of the business combination described above have been preliminarily allocated as follows:

Current Assets	$420
Property, Plant and Equipment, net	190
Identified Intangible Asset	3,364
Goodwill	901
Total Assets Acquired	4,875
Current Liabilities	419
Total Liabilities Assumed	419
Net Assets Acquired	$4,456

5. Inventories

Inventories are valued at the lower of cost or market. Inventories at June 30, 2011 and December 31, 2010 consisted of the following:
	June 30,	December 31,
	2011	2010
Inventories carried at LIFO:
Finished goods	$34,840	$31,355
Raw materials, production parts and work-in-process	19,018	15,414
LIFO reserve	(26,462)	(26,462)
Total LIFO inventories	27,396	20,307

Inventories carried at FIFO:
Finished goods	26,630	23,770
Raw materials, production parts and work-in-process	20,368	17,669
Total FIFO inventories	46,998	41,439
Total inventories	$74,394	$61,746

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6. Goodwill and Intangible Assets

The changes in the carrying value of Goodwill for the six months ended June 30, 2011 were as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2010	$67,008	$(46,585)	$20,423
Additions	1,068	-	1,068
Foreign currency fluctuations	(1,315)	1,741	426
Balance as of June 30, 2011	$66,761	$(44,844)	$21,917

The balances of acquired Intangible Assets, excluding Goodwill, as of June 30, 2011 were as follows:

	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of June 30, 2011:
Original cost	$27,823	$5,056	$7,096	$39,975
Accumulated amortization	(9,984)	(1,150)	(2,408)	(13,542)
Carrying value	$17,839	$3,906	$4,688	$26,433
Weighted-average original life (in years)	14	14	13

Balance as of December 31, 2010:
Original cost	$26,662	$4,709	$3,441	$34,812
Accumulated amortization	(7,344)	(901)	(1,228)	(9,473)
Carrying value	$19,318	$3,808	$2,213	$25,339
Weighted-average original life (in years)	14	14	11

The additions to Goodwill and Intangible Assets during the first six months of 2011 were based on the preliminary purchase price allocation of Water Star as described in Note 4. The Water Star intangible asset consisted of technology with an estimated life of 15 years.

We recorded an impairment loss on a customer list and technology intangible assets during the second quarter of 2011, totaling $1,805 due to our strategic decision to discontinue our two Hofmans outdoor city cleaning products. The impairment was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings.

Amortization expense on Intangible Assets for the three and six months ended June 30, 2011 was $872 and $1,704, respectively. Amortization expense on Intangible Assets for the three and six months ended June 30, 2010 was $771 and $1,563, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2011	$1,682
2012	2,532
2013	2,510
2014	2,441
2015	2,427
Thereafter	14,841
Total	$26,433

7. Debt

Debt outstanding is summarized as follows:

	June 30,	December 31,
	2011	2010
Long-Term Debt:
Bank borrowings	$79	$128
Credit facility borrowings	35,000	25,000
Notes payable	1,500	-
Collateralized borrowings	274	471
Capital lease obligations	4,403	5,229
Total Long-Term Debt	41,256	30,828
Less: Current Portion	4,002	3,154
Long-Term Portion	$37,254	$27,674

As of June 30, 2011, we had committed lines of credit totaling $125,000 and uncommitted lines of credit totaling $82,900. There was $35,000 in outstanding borrowings under our available lines of credit as of June 30, 2011. In addition, we had stand alone letters of credit of $1,926 outstanding and bank guarantees in the amount of $752. Commitment fees on unused lines of credit for the six months ended June 30, 2011 were $179.

Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2011, our indebtedness to EBITDA ratio was 0.72 to 1 and our EBITDA to interest expense ratio was 35.29 to 1.

Credit Facilities

JPMorgan Chase Bank, National Association

On May 5, 2011, we entered into a Credit Agreement (the “2011 Credit Agreement”) with JPMorgan Chase Bank, N. A. (“JPMorgan”), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto. Upon entry into the 2011 Credit Agreement, we repaid and terminated our June 19, 2007 Credit Agreement. The 2011 Credit Agreement provides us and certain of our foreign subsidiaries access to a senior unsecured credit facility until May 5, 2016, in the amount of $125,000, with an option to expand by up to $62,500 to a total of $187,500. Borrowings may be denominated in U.S. Dollars or certain other currencies. The 2011 Credit Agreement contains a $100,000 sublimit on borrowings by foreign subsidiaries.

The fee for committed funds under the 2011 Credit Agreement ranges from an annual rate of 0.25% to 0.40%, depending on our leverage ratio. Borrowings under the 2011 Credit Agreement bear interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.0%, plus, in any such case, an additional spread of 0.50% to 1.10%, depending on our leverage ratio.

The 2011 Credit Agreement gives the lenders a pledge of 65% of the stock of certain first tier foreign subsidiaries. The obligations under the 2011 Credit Agreement are also guaranteed by our first tier domestic subsidiaries.

The 2011 Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and merge or consolidate with another entity. Further, the 2011 Credit Agreement contains the following covenants:

•	a covenant requiring us to maintain an indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.00 to 1;

•	a covenant requiring us to maintain an EBITDA to interest expense ratio as of the end of each quarter of no less than 3.50 to 1;

•
a covenant restricting us from paying dividends or repurchasing stock if, after giving effect to such payments, our leverage ratio is greater than 2.00 to 1, in such case limiting such payments to an amount ranging from $50,000 to $75,000 during any fiscal year based on our leverage ratio after giving effect to such payments; and

•
a covenant restricting our ability to make acquisitions, if, after giving pro-forma effect to such acquisition, our leverage ratio is greater than 2.75 to 1, in such case limiting acquisitions to $25,000.

As of June 30, 2011, we were in compliance with all covenants under the 2011 Credit Agreement. There was $15,000 in outstanding borrowings under this facility at June 30, 2011, with a weighted average interest rate of 2.00%.

Prudential Investment Management, Inc.

On May 5, 2011, we entered into Amendment No. 1 to our Private Shelf Agreement (the “Amendment”), which amends the Private Shelf Agreement, dated as of July 29, 2009, with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto (the “Shelf Agreement”).

The Amendment principally provides the following changes to the Shelf Agreement:

•	elimination of the security interest in our personal property and subsidiaries;

•	an amendment to the Maximum Leverage Ratio to not greater than 3.00 to 1 for any period ending on or after March 31, 2011;

•
an amendment to our restriction regarding the payment of dividends or repurchase of stock to restrict us from paying dividends or repurchasing stock if, after giving effect to such payments, our leverage ratio is greater than 2.00 to 1, in such case limiting such payments to an amount ranging from $50,000 to $75,000 during any fiscal year based on our leverage ratio after giving effect to such payments; and

•
an amendment to Permitted Acquisitions restricting our ability to make acquisitions, if, after giving pro-forma effect to such acquisition, our leverage ratio is greater than 2.75 to 1, in such case limiting acquisitions to $25,000.

As of June 30, 2011, there was $20,000 in outstanding borrowings under this facility; the $10,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term; and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term. We were in compliance with all covenants of the Shelf Agreement as of June 30, 2011.

The Royal Bank of Scotland N.V.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland N.V. in the amount of 2,000 Euros or approximately $2,900. There was no balance outstanding on this facility as of June 30, 2011.

Notes Payable

On May 31, 2011, we incurred $1,500 in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star.

8. Warranty

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty terms on machines generally range from one to four years.

The changes in warranty reserves for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended
	June 30
	2011	2010
Beginning balance	$7,043	$5,985
Additions charged to expense	6,310	5,183
Reserve acquired	10	-
Foreign currency fluctuations	75	(158)
Claims paid	(5,593)	(4,370)
Ending balance	$7,845	$6,640

9. Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at June 30, 2011 is as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$26	$-	$26	$-
Total Assets	$26	$-	$26	$-
Liabilities:
Foreign currency forward exchange contracts	$267	$-	$267	$-
Total Liabilities	$267	$-	$267	$-

Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other (Expense) Income, Net under Net Foreign Currency Transaction Gains (Losses) within the Condensed Consolidated Statements of Earnings. As of June 30, 2011 the fair value of such contracts outstanding was an asset of $26 and a liability of $267. As of June 30, 2010 the fair value of such contracts outstanding was a liability of $270. We recognized net losses of $3,567 and net gains of $6,519 on these contracts during the first six months of 2011 and 2010, respectively. At June 30, 2011 and 2010, the notional amounts of foreign currency forward exchange contracts outstanding were $48,503 and $48,725, respectively.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for Cash and Cash Equivalents, Accounts Receivable, Other Current Assets, Accounts Payable and Other Current Liabilities approximate fair value.

The fair value of our Long-Term Debt approximates cost based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

10. Retirement Benefit Plans

Our defined benefit pension plans and postretirement medical plan are described in Note 11 of the 2010 annual report on Form 10-K. We have contributed $67 and $109 during the second quarter of 2011 and $134 and $208 during the first six months of 2011 to our pension plans and to our postretirement medical plan, respectively.

The components of the net periodic benefit cost for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$160	$167	$25	$14	$33	$25
Interest cost	493	500	122	53	144	147
Expected return on plan assets	(583)	(583)	(108)	(37)	-	-
Amortization of net actuarial (gain) loss	(12)	6	-	-	(15)	-
Amortization of prior service cost	138	138	39	-	(145)	(182)
Foreign currency	-	-	16	(68)	-	-
Net periodic benefit cost	$196	$228	$94	$(38)	$17	$(10)

	Six Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$326	$328	$50	$27	$66	$61
Interest cost	1,006	1,016	244	105	306	340
Expected return on plan assets	(1,163)	(1,169)	(216)	(73)	-	-
Amortization of net actuarial loss (gain)	14	11	-	-	-	-
Amortization of prior service cost	275	277	78	-	(290)	(290)
Foreign currency	-	-	77	(137)	-	-
Net periodic cost (benefit)	$458	$463	$233	$(78)	$82	$111

11. Comprehensive Income

We report Accumulated Other Comprehensive Loss as a separate item in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheets. Comprehensive Income is comprised of Net Earnings and Other Comprehensive Income (Loss). For the six months ended June 30, 2011 and 2010, Other Comprehensive Income consisted of foreign currency translation adjustments and amortization and remeasurement of pension items.

The reconciliations of Net Earnings to Comprehensive Income were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net Earnings	$5,855	$6,175	$11,721	$10,266
Foreign currency translation adjustments	2,281	(3,011)	5,366	(5,969)
Pension adjustments	1,583	2,111	1,616	2,142
Comprehensive Income	$9,719	$5,275	$18,703	$6,439

12. Commitments and Contingencies

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of June 30, 2011, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $7,418, of which we have guaranteed $5,743. As of June 30, 2011, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $964 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

During the second quarter of 2011, we entered into a three year software licensing agreement with a total commitment of $2,891.

13. Income Taxes

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2007 and with limited exceptions, state and foreign income tax examinations for taxable years before 2004.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. Included in the net liability of $5,674 for unrecognized tax benefits as of June 30, 2011 was approximately $532 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2011 was $4,290. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.

Unrecognized tax benefits were reduced by $128 during the first six months of 2011 for expiration of the statute of limitations in various jurisdictions.

We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2004 to 2008 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

14. Stock-Based Compensation

The following table presents the components of Stock-Based Compensation Expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Stock options and stock appreciation rights	$570	$626	$1,077	$886
Restricted share awards	257	224	504	420
Performance share awards	388	222	694	263
Share-based liabilities	(24)	(64)	215	110
Total Stock-Based Compensation Expense	$1,191	$1,008	$2,490	$1,679

During the first six months of 2011 we granted 27,665 restricted shares. The weighted average grant date fair value of each share awarded was $40.35. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was $623 and $67, respectively.

15. Earnings Per Share

The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Numerator:
Net Earnings	$5,855	$6,175	$11,721	$10,266
Denominator:
Basic - Weighted Average Shares Outstanding	18,941,131	18,789,530	18,952,093	18,736,228
Effect of dilutive securities:
Employee stock options	526,422	513,272	538,963	469,450
Diluted - Weighted Average Shares Outstanding	19,467,553	19,302,802	19,491,056	19,205,678
Basic Earnings per Share	$0.31	$0.33	$0.62	$0.55
Diluted Earnings per Share	$0.30	$0.32	$0.60	$0.53

Excluded from the dilutive securities shown above were options to purchase 179,130 and 55,086 shares of Common Stock during the three months ended June 30, 2011 and 2010, respectively. Excluded from the dilutive securities shown above were options to purchase 127,289 and 291,012 shares of Common Stock during the six months ended June 30, 2011 and 2010, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

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

Net Sales attributed to each geographic area for the three and six months ended were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Americas	$129,490	$107,584	$237,632	$200,267
Europe, Middle East, Africa	49,383	41,578	94,992	84,584
Asia Pacific	22,386	16,975	41,225	31,391
Total	$201,259	$166,137	$373,849	$316,242

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

17. Related Party Transactions

Our May 31, 2011 acquisition of Water Star includes installment payments totaling $1,500 to the former owners of Water Star, as further discussed in Note 4. As of the acquisition date, the former owners of Water Star are current employees of Tennant.

We have an exclusive technology license agreement with Global Opportunities Investment Group, LLC. A current employee of Tennant owns a minority interest in Activeion Cleaning Solutions, LLC (“Activeion”), a wholly owned subsidiary of Global Opportunities Investment Group, LLC. Royalties under this license agreement are not material to our financial position or results of operations.

During the second quarter of 2008, we acquired Sociedade Alfa Ltda. and entered into lease agreements for certain properties owned by or partially owned by the former owners of these entities. Some of these individuals are current employees of Tennant. Lease payments made under these lease agreements are not material to our financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer, healthier world. Our products include equipment for maintaining surfaces in industrial, commercial and outdoor environments; chemical-free and other sustainable cleaning technologies; and coatings for protecting, repairing and upgrading floors. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are located in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions.

Net Earnings for the second quarter of 2011 were $5.9 million, or $0.30 per diluted share, as compared to Net Earnings of $6.2 million, or $0.32 per diluted share, in the second quarter of 2010. Net Earnings during the second quarter of 2011 were favorably impacted by increased equipment sales, primarily driven by our ec-water technology. Net Earnings for the second quarter of 2011 were also impacted by our strategic decision to discontinue our two Hofmans outdoor city cleaning products in order to focus our resources on our more innovative Green MachinesTM products. This decision resulted in a $3.8 million after-tax charge, or a loss of $0.20 per diluted share, during the second quarter of 2011, and consisted of the following items:

•	increased inventory reserves and fixed asset write-offs of approximately $1.5 million;

•	write-down of intangible assets of approximately $1.8 million;

•	accrued severance of approximately $1.0 million; and

•	a tax benefit of approximately $0.5 million.

In addition, the severance due under the settlement agreement related to the departure of our Vice President of International resulted in a $1.2 million after-tax charge, or a loss of $0.06 per diluted share, which also impacted Net Earnings for the second quarter of 2011.

Net Earnings for the first six months of 2011 were $11.7 million, or $0.60 per diluted share, as compared to a Net Earnings of $10.3 million, or $0.53 per diluted share. Net Earnings during the first six months of 2011 were favorably impacted by increased equipment sales, primarily driven by our ec-water technology, as well as impacts from the second quarter 2011 charges for the Hofmans product discontinuance and international executive severance.

Historical Results

The following table compares the historical results of operations for the three and six months ended June 30, 2011 and 2010, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2011	%	2010	%	2011	%	2010	%
Net Sales	$201,259	100.0	$166,137	100.0	$373,849	100.0	$316,242	100.0
Cost of Sales	117,791	58.5	94,594	56.9	218,450	58.4	180,940	57.2
Gross Profit	83,468	41.5	71,543	43.1	155,399	41.6	135,302	42.8
Operating Expense:
Research and Development Expense	6,717	3.3	6,408	3.9	12,997	3.5	11,944	3.8
Selling and Administrative Expense	66,513	33.0	54,506	32.8	123,973	33.2	106,236	33.6
Total Operating Expense	73,230	36.4	60,914	36.7	136,970	36.6	118,180	37.4
Profit from Operations	10,238	5.1	10,629	6.4	18,429	4.9	17,122	5.4
Other Income (Expense):
Interest Income	184	0.1	31	-	252	0.1	77	-
Interest Expense	(545)	(0.3)	(396)	(0.2)	(960)	(0.3)	(828)	(0.3)
Net Foreign Currency Transaction Gains (Losses)	913	0.5	(375)	(0.2)	1,440	0.4	(562)	(0.2)
Other (Expense) Income, Net	(65)	-	58	-	(33)	-	58	-
Total Other Income (Expense), Net	487	0.2	(682)	(0.4)	699	0.2	(1,255)	(0.4)

Profit Before Income Taxes	10,725	5.3	9,947	6.0	19,128	5.1	15,867	5.0
Income Tax Expense	4,870	2.4	3,772	2.3	7,407	2.0	5,601	1.8
Net Earnings	$5,855	2.9	$6,175	3.7	$11,721	3.1	$10,266	3.2
Earnings per Diluted Share	$0.30		$0.32		$0.60		$0.53

Net Sales

Consolidated Net Sales for the second quarter of 2011 totaled $201.3 million, a 21.1% increase as compared to consolidated Net Sales of $166.1 million in the second quarter of 2010. Consolidated Net Sales for the first six months of 2011 totaled $373.8 million, an 18.2% increase as compared to consolidated Net Sales of $316.2 million in the same period of 2010.

The components of the consolidated Net Sales change for the three and six months ended June 30, 2011 as compared to the same periods in 2010 were as follows:

	2011 v. 2010
Growth Elements	Three Months Ended June 30	Six Months Ended June 30
Organic Growth:
Volume	14.1%	13.7%
Price	1.5%	1.0%
Organic Growth	15.6%	14.7%
Foreign Currency	5.5%	3.5%
Total	21.1%	18.2%

The 21.1% increase in consolidated Net Sales in the second quarter of 2011 as compared to the same period in 2010 was driven by:

•
an organic sales increase of approximately 15.6%, excluding the effects of acquisitions and foreign currency exchange, primarily due to an approximate 14.1% volume increase primarily in equipment sales and an approximate 1.5% increase in pricing; and

•	a favorable direct foreign currency exchange impact of approximately 5.5%.

The 18.2% increase in consolidated Net Sales in the first six months of 2011 as compared to the same period in 2010 was driven by:

•	an organic sales increase of approximately 14.7% primarily due to an approximate 13.7% increase in equipment sales and an approximate 1.0% increase in pricing; and

•	a favorable direct foreign currency exchange impact of approximately 3.5%.

The following table sets forth the Net Sales by geographic area for the three and six months ended June 30, 2011 and 2010 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2011	2010	%	2011	2010	%
Americas	$129,490	$107,584	20.4	$237,632	$200,267	18.7
Europe, Middle East and Africa	49,383	41,578	18.8	94,992	84,584	12.3
Asia Pacific	22,386	16,975	31.9	41,225	31,391	31.3
Total	$201,259	$166,137	21.1	$373,849	$316,242	18.2

Americas

Net Sales in the Americas were $129.5 million and $237.6 million for the second quarter and six months ended June 30, 2011, respectively, an increase of 20.4% and 18.7%, respectively, from the second quarter and six months ended June 30, 2010. Net Sales in both the second quarter and first six months of 2011 benefited from strong sales of scrubbers, the majority of which were equipped with ec-water technology, strong sales of industrial products, and some pricing benefit. The direct impact of foreign currency translation exchange effects within the Americas favorably impacted Net Sales by approximately 1.5% during the second quarter and 1.0% during the first six months of 2011. Organic sales growth was approximately 18.9% in the second quarter and 17.7% in the first six months of 2011.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales increased 18.8% and 12.3% to $49.4 million and $95.0 million, respectively, for the second quarter and six months ended June 30, 2011, compared to the second quarter and six months ended June 30, 2010. Net Sales in both the second quarter and first six months of 2011 benefited from strong sales of scrubbers, the majority of which were equipped with ec-water technology, and increased selling prices, somewhat offset by lower sales of city cleaning products. Direct foreign currency exchange fluctuations favorably impacted EMEA Net Sales by approximately 12.5% and 6.0%, respectively, in the second quarter and first six months of 2011. Organic sales growth was approximately 6.3% in both the second quarter and first six months of 2011.

Asia Pacific

Net Sales in the Asia Pacific market for the second quarter and six months ended June 30, 2011 totaled $22.4 million and $41.2 million, respectively, an increase of 31.9% and 31.3%, respectively, from the second quarter and six months ended June 30, 2010. Net Sales in both the second quarter and first six months of 2011 benefited from solid growth in all geographies, with particularly strong sales of scrubbers equipped with ec-water in the second quarter, and some pricing benefit. Favorable direct foreign currency translation exchange effects increased sales by approximately 14.0% and 11.5%, respectively, in the second quarter and first six months of 2011. Organic sales growth was approximately 17.9% and 19.8%, respectively, for the second quarter and first six months of 2011.

Gross Profit

Gross Profit margin was 41.5% and 41.6% for the second quarter and first six months of 2011, as compared with 43.1% and 42.8%, respectively, for the same periods of 2010. Gross margin decreased by 160 and 120 basis points in the second quarter and first six months of 2011, respectively, primarily due to inflation in raw materials in all geographic regions, and lower production and sales volumes in city cleaning products in the EMEA region. Also, increased inventory reserves and fixed asset write-offs of $1.5 million related to the Hofmans product discontinuance unfavorably impacted gross margin by 70 and 40 basis points, respectively, in the second quarter and first six months of 2011.

Operating Expense

Research & Development Expense

Research and Development (“R&D”) Expense in the second quarter of 2011 was up 4.8% to $6.7 million as compared with $6.4 million in the second quarter of 2010. R&D Expense as a percentage of Net Sales was 3.3% for the second quarter of 2011, a decrease as compared to 3.9% of Net Sales for R&D Expense in the second quarter of 2010, primarily due to the higher sales volume in 2011.

R&D Expense for the six months ended June 30, 2011 was $13.0 million, up 8.8% from $11.9 million in the same period in 2010. R&D Expense as a percentage of Net Sales was 3.5% for the first six months of 2010 as compared to 3.8% for the first six months of 2010.

Selling & Administrative Expense

Selling and Administrative (“S&A”) Expense in the second quarter of 2011 was $66.5 million as compared to $54.5 million in the second quarter of 2010. The increase in S&A Expense was primarily attributable to investments in our sustainable cleaning business, higher variable costs stemming from increased sales and $4.0 million of charges related to the Hofmans product discontinuance and international executive severance. S&A Expense as a percentage of Net Sales was 33.0% for the second quarter of 2011, up 20 basis points from 32.8% in the comparable 2010 quarter. The basis point increase was comprised of a 200 basis point increase for the $4.0 million of charges described above and a 180 basis point decrease due to improved operating efficiencies.

For the six months ended June 30, 2011, S&A Expense increased to $124.0 million from $106.2 million in the comparable period last year due to investments in our sustainable cleaning business, higher variable costs stemming from increased sales and $4.0 million of charges related to the Hofmans product discontinuance and international executive severance. S&A Expense as a percentage of Net Sales was 33.2% for the first half of 2011 versus 33.6% in the comparable period last year. The 40 basis point decrease was comprised of a 110 basis point increase for the $4.0 million of charges described above which was more than offset by a 150 basis point decrease due to improved operating efficiencies.

Other Income (Expense), Net

Interest Income

Interest Income increased nominally in the second quarter and first six months of 2011, as compared to the same periods in 2010.

Interest Expense

Interest Expense increased slightly in the second quarter and first six months of 2011, as compared to the same periods in 2010. The increase in Interest Expense between periods was primarily due to a slightly higher level of borrowings in the current periods as compared to the same periods in 2010.

Net Foreign Currency Transaction Gains (Losses)

Net Foreign Currency Transaction Gains in the second quarter and first six months of 2011 were $0.9 million and $1.4 million, respectively, as compared to Net Foreign Currency Transaction Losses of $0.4 million and $0.6 million in the same periods in the prior year. The favorable change in the impact from foreign currency transactions in the second quarter and first six months of 2011 was due to fluctuations in foreign currency rates in the normal course of business.

Other (Expense) Income, Net

There was no significant change in Other (Expense) Income, Net in the second quarter and first six months of 2011 as compared to the same periods in 2010.

Income Taxes

The effective tax rate in the second quarter of 2011 was 45.4% compared to the effective rate in the second quarter of the prior year of 37.9%. The tax expense for the second quarter includes only a $0.5 million tax benefit associated with the $5.5 million pre-tax charges related to the Hofmans product obsolescence and international executive severance which materially increased the overall effective rate. Excluding these charges, the 2011 second quarter overall effective tax rate would have been 33.0%. The decrease in the effective rate between quarters, excluding the effect of these charges, was primarily related to the mix in expected full year taxable earnings by country, a decrease in the statutory tax rates in various foreign jurisdictions, and reinstatement of the research and development tax credit in the fourth quarter of 2010.

The year-to-date overall effective tax rate was 38.7% for 2011 compared to 35.3% for 2010. Excluding the charges described above, the overall effective tax rate would have been 32.0%. The decrease in the overall year-to-date effective rate, excluding the effect of these charges, was primarily related to the mix in expected full year taxable earnings by country, a decrease in the statutory tax rates in various foreign jurisdictions, and the reinstatement of the research and development tax credit in the fourth quarter of 2010.

Liquidity and Capital Resources

Liquidity

Cash and Cash Equivalents totaled $41.5 million at June 30, 2011, as compared to $39.5 million as of December 31, 2010. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.2 and 2.1 as of June 30, 2011 and December 31, 2010, respectively, based on net current assets of $149.5 million and $132.1 million, respectively. Our debt-to-capital ratio was 15.6% and 12.5% at June 30, 2011 and December 31, 2010, respectively.

Cash Flow Summary

Cash provided by (used for) our operating, investing and financing activities is summarized as follows (in thousands):

	Six Months Ended
	June 30
	2011	2010
Operating Activities	$12,710	$24,380
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(3,768)	(3,727)
Acquisitions of Businesses, Net of Cash Acquired	(2,916)	(26)
Financing Activities	(5,412)	(3,453)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,308	(747)
Net Increase in Cash and Cash Equivalents	$1,922	$16,427

Operating Activities

Operating activities provided $12.7 million of cash for the six months ended June 30, 2011. Cash provided by operating activities was driven primarily by Net Earnings of $11.7 million and increased Accounts Payable of $14.5 million, offset by increased Accounts Receivable and Inventories. The increase in Accounts Payable is primarily due to increased production in our manufacturing facilities as a result of the unit volume increase in sales as well as timing of payments. The increase in Accounts Receivable and Inventories is a result of increased sales during the second quarter of 2011.

Operating activities provided $24.4 million of cash for the six months ended June 30, 2010. Cash provided by operating activities was driven primarily by $10.3 million of Net Earnings as well as increased levels of Accounts Payable and reductions in Accounts Receivable, partially offset by increased Inventories and increased use of cash for payments of Employer Compensation and Benefit liabilities. The increase in Accounts Payable is primarily due to increased production in our manufacturing facilities as a result of the unit volume increase in sales as well as timing of payments. Reductions in Accounts Receivable are primarily due to our continued focus on proactively managing our trade receivable accounts and collecting past-due balances. Increased Inventories are due to higher production levels through our manufacturing facilities. And, increased payments of Employee Compensation and Benefit liabilities are due to higher levels of incentives based on improving financial performance.

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

	June 30, 2011	December 31, 2010	June 30, 2010
DSO	60	59	62
DIOH	81	83	87

As of June 30, 2011, DSO decreased 2 days as compared to June 30, 2010 due to Net Sales increasing at a higher rate than Accounts Receivable balances due to proactively managing our receivables by enforcing tighter credit limits and successfully collecting past-due balances. As of June 30, 2011, DSO increased 1 day as compared to December 31, 2010 due to a higher mix of international receivables which carry longer payment terms.

As of June 30, 2011, DIOH decreased 6 days as compared to June 30, 2010 due to Net Sales growing at a higher rate than Inventory due to the continued strides we are making in managing our inventory. As of June 30, 2011, DIOH decreased 2 days as compared to December 31, 2010 due to Net Sales growing at a higher rate than Inventory due to our inventory management processes, partially offset by higher levels of Inventory to support sales initiatives in our emerging markets.

Investing Activities

Investing activities during the six months ended June 30, 2011 used $6.7 million in cash. Net capital expenditures used $3.8 million and our acquisition of Water Star used $2.9 million. Capital expenditures included investments in tooling related to new product development and manufacturing; and information technology and infrastructure upgrades.

Investing activities during the six months ended June 30, 2010 used $3.8 million in cash. Investing activities included net capital expenditures of $3.7 million. Investments in capital expenditures included technology upgrades, tooling related to new product development, and manufacturing equipment.

Financing Activities

Net cash used by financing activities was $5.4 million during the first six months of 2011. The issuance of Long-Term Debt provided $20.0 million, proceeds from issuance of Common Stock provided $1.8 million and a $0.7 million tax benefit on stock plans also provided cash, partially offset by $12.3 million in repayments of Long-Term Debt, $9.2 million in purchases of Common Stock and dividend payments of $6.5 million.

Net cash used by financing activities was $3.5 million during the first six months of 2010, primarily from $5.3 million in dividend payments and a $2.1 million repayment of Long-Term Debt, partially offset by $3.1 million from the issuance of common stock and a $0.8 million tax benefit on stock plans.

Indebtedness

As of June 30, 2011, we had committed lines of credit totaling $125.0 million and uncommitted lines of credit totaling $82.9 million. There was $35.0 million in outstanding borrowings against our available lines of credit as of June 30, 2011. In addition, we had stand alone letters of credit of $1.9 million outstanding and bank guarantees in the amount of $0.8 million. Commitment fees on unused lines of credit for the six months ended June 30, 2011 were $0.2 million.

Our most restrictive covenants are part of our Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2011, our indebtedness to EBITDA ratio was 0.72 to 1 and our EBITDA to interest expense ratio was 35.29 to 1.

Credit Facilities

JPMorgan Chase Bank, National Association

On May 5, 2011, we entered into a Credit Agreement (the “2011 Credit Agreement”) with JPMorgan Chase Bank, N. A. (“JPMorgan”), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto. Upon entry into the 2011 Credit Agreement, we repaid and terminated our June 19, 2007 Credit Agreement. The 2011 Credit Agreement provides us and certain of our foreign subsidiaries access to a senior unsecured credit facility until May 5, 2016, in the amount of $125.0 million, with an option to expand by up to $62.5 million to a total of $187.5 million. Borrowings may be denominated in U.S. Dollars or certain other currencies. The 2011 Credit Agreement contains a $100.0 million sublimit on borrowings by foreign subsidiaries.

The fee for committed funds under the 2011 Credit Agreement ranges from an annual rate of 0.25% to 0.40%, depending on our leverage ratio. Borrowings under the 2011 Credit Agreement bear interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.0%, plus, in any such case, an additional spread of 0.50% to 1.10%, depending on our leverage ratio.

The 2011 Credit Agreement gives the lenders a pledge of 65% of the stock of certain first tier foreign subsidiaries. The obligations under the 2011 Credit Agreement are also guaranteed by our first tier domestic subsidiaries.

The 2011 Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and merge or consolidate with another entity. Further, the 2011 Credit Agreement contains the following covenants:

•	a covenant requiring us to maintain an indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.00 to 1;

•	a covenant requiring us to maintain an EBITDA to interest expense ratio as of the end of each quarter of no less than 3.50 to 1;

•
a covenant restricting us from paying dividends or repurchasing stock if, after giving effect to such payments, our leverage ratio is greater than 2.00 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payments; and

•
a covenant restricting our ability to make acquisitions, if, after giving pro-forma effect to such acquisition, our leverage ratio is greater than 2.75 to 1, in such case limiting acquisitions to $25.0 million.

As of June 30, 2011, we were in compliance with all covenants under the 2011 Credit Agreement. There was $15.0 million in outstanding borrowings under this facility at June 30, 2011, with a weighted average interest rate of 2.00%.

Prudential Investment Management, Inc.

On May 5, 2011, we entered into Amendment No. 1 to our Private Shelf Agreement (the “Amendment”), which amends the Private Shelf Agreement, dated as of July 29, 2009, with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto (the “Shelf Agreement”).

The Amendment principally provides the following changes to the Shelf Agreement:

•	elimination of the security interest in our personal property and subsidiaries;

•	an amendment to the Maximum Leverage Ratio to not greater than 3.00 to 1 for any period ending on or after March 31, 2011;

•
an amendment to our restriction regarding the payment of dividends or repurchase of stock to restrict us from paying dividends or repurchasing stock if, after giving effect to such payments, our leverage ratio is greater than 2.00 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payments; and

•
an amendment to Permitted Acquisitions restricting our ability to make acquisitions, if, after giving pro-forma effect to such acquisition, our leverage ratio is greater than 2.75 to 1, in such case limiting acquisitions to $25.0 million.

As of June 30, 2011, there was $20.0 million in outstanding borrowings under this facility; the $10.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term; and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term. We were in compliance with all covenants of the Shelf Agreement as of June 30, 2011.

The Royal Bank of Scotland N.V.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland N.V. in the amount of 2.0 million Euros or approximately $2.9 million. There was no balance outstanding on this facility as of June 30, 2011.

Notes Payable

On May 31, 2011, we incurred $1.5 million in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star.

Contractual Obligations

Except as noted above, there have been no material changes with respect to contractual obligations as disclosed in our 2010 annual report on Form 10-K.

Newly Issued Accounting Guidance

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for fair value measurements providing common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect this guidance to have a material impact on our results of operations or financial position.

Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will require us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This amended guidance will not impact our results of operations or financial position.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended June 30, 2011 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2011, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This was in addition to the 188,874 shares remaining under our previous repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs. Our 2011 Credit Agreement and Shelf Agreement restrict the payment of dividends or repurchasing of stock if, after giving effect to such payments, our leverage ratio is greater than 2.00 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year.

For the Quarter Ended June 30, 2011	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased
April 1 - 30, 2011	295	$40.72	-	1,188,874
May 1 - 31, 2011	150,000	38.61	150,000	1,038,874
June 1 - 30, 2011	93,295	36.10	93,295	945,579
Total	243,590	$37.65	243,295	945,579

(1) Includes 295 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

Item 6.  Exhibits

Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Form 8-K dated December 14, 2010.
10.1	Credit Agreement dated as of May 5, 2011	Filed herewith electronically.
10.2	Amendment No. 1 to Private Shelf Agreement dated May 5, 2011	Filed herewith electronically.
10.3	Settlement Agreement	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A dated June 14, 2011.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101	The following materials from Tennant Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2011 and 2010; (ii) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 4, 2011	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	August 4, 2011	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)