Form 10-Q
period 2011-09-30
TENNANT CO
filed 2011-11-02
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of October 26, 2011, there were 18,808,726 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except shares and per share data)	September 30		September 30
	2011	2010	2011	2010
Net Sales	$186,990	$168,637	$560,839	$484,879
Cost of Sales	106,737	96,775	325,188	277,715
Gross Profit	80,253	71,862	235,651	207,164
Operating Expense:
Research and Development Expense	7,240	7,114	20,236	19,058
Selling and Administrative Expense	57,250	54,227	181,222	160,463
Total Operating Expense	64,490	61,341	201,458	179,521
Profit from Operations	15,763	10,521	34,193	27,643
Other Income (Expense):
Interest Income	224	52	476	129
Interest Expense	(654)	(390)	(1,614)	(1,219)
Net Foreign Currency Transaction (Losses) Gains	(1,390)	130	49	(432)
Other Income (Expense), Net	-	57	(33)	115
Total Other Expense, Net	(1,820)	(151)	(1,122)	(1,407)

Profit Before Income Taxes	13,943	10,370	33,071	26,236
Income Tax Expense	4,215	2,844	11,622	8,445
Net Earnings	$9,728	$7,526	$21,449	$17,791

Earnings per Share:
Basic	$0.52	$0.40	$1.14	$0.95
Diluted	$0.50	$0.39	$1.10	$0.92

Weighted Average Shares Outstanding:
Basic	18,741,524	18,873,249	18,881,132	18,782,404
Diluted	19,271,074	19,402,902	19,417,061	19,299,783

Cash Dividend Declared per Common Share	$0.17	$0.14	$0.51	$0.42

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except shares and per share data)	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$44,273	$39,529
Accounts Receivable, less Allowances of $4,622 and $4,311, respectively	128,844	127,542
Inventories	77,408	61,746
Prepaid Expenses	8,852	7,993
Deferred Income Taxes, Current Portion	8,956	11,459
Other Current Assets	123	-
Total Current Assets	268,456	248,269
Property, Plant and Equipment	280,533	287,751
Accumulated Depreciation	(198,179)	(200,123)
Property, Plant and Equipment, Net	82,354	87,628
Deferred Income Taxes, Long-Term Portion	14,650	14,182
Goodwill	20,385	20,423
Intangible Assets, Net	24,793	25,339
Other Assets	7,427	7,827
Total Assets	$418,065	$403,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$4,204	$3,154
Accounts Payable	51,499	40,498
Employee Compensation and Benefits	31,649	31,281
Income Taxes Payable	14	509
Other Current Liabilities	40,571	40,702
Total Current Liabilities	127,937	116,144
Long-Term Liabilities:
Long-Term Debt	32,733	27,674
Employee-Related Benefits	32,023	33,898
Deferred Income Taxes, Long-Term Portion	3,555	4,525
Other Liabilities	4,804	5,294
Total Long-Term Liabilities	73,115	71,391
Total Liabilities	201,052	187,535
Commitments and Contingencies (Note 12)

Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,805,425 and 19,038,843 shares issued and outstanding, respectively	7,052	7,140
Additional Paid-In Capital	13,372	10,876
Retained Earnings	219,507	220,391
Accumulated Other Comprehensive Loss	(22,918)	(22,274)
Total Shareholders’ Equity	217,013	216,133
Total Liabilities and Shareholders’ Equity	$418,065	$403,668

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30
	2011	2010
OPERATING ACTIVITIES
Net Earnings	$21,449	$17,791
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	12,800	13,668
Amortization	2,533	2,356
Impairment of Intangible Assets	1,805	-
Deferred Income Taxes	945	(2,119)
Stock-Based Compensation Expense	3,569	2,471
Allowance for Doubtful Accounts and Returns	747	1,206
Other, Net	400	(3)
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	(2,672)	4,486
Inventories	(17,461)	(12,561)
Accounts Payable	11,277	2,620
Employee Compensation and Benefits	134	(311)
Other Current Liabilities	2,433	1,167
Income Taxes	1,628	(339)
Other Assets and Liabilities	(3,568)	(248)
Net Cash Provided by Operating Activities	36,019	30,184
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(7,663)	(6,651)
Proceeds from Disposals of Property, Plant and Equipment	485	566
Acquisition of Businesses, Net of Cash Acquired	(2,916)	(26)
Net Cash Used for Investing Activities	(10,094)	(6,111)
FINANCING ACTIVITIES
Change in Short-Term Borrowings, Net	(35)	(7)
Payment of Long-Term Debt	(18,099)	(3,194)
Issuance of Long-Term Debt	20,000	-
Purchases of Common Stock	(17,134)	(3,153)
Proceeds from Issuance of Common Stock	3,257	4,707
Tax Benefit on Stock Plans	801	1,281
Dividends Paid	(9,660)	(7,950)
Net Cash Used for Financing Activities	(20,870)	(8,316)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(311)	(89)
Net Increase in Cash and Cash Equivalents	4,744	15,668
Cash and Cash Equivalents at Beginning of Period	39,529	18,062
Cash and Cash Equivalents at End of Period	$44,273	$33,730
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$8,110	$9,872
Cash Paid for Interest	$1,450	$1,143
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$2,621	$2,599
Collateralized Borrowings	$194	$582
Notes Payable Related to Water Star, Inc. Acquisition	$1,500	$-

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

A reconciliation of the beginning and ending liability balances is as follows:
Severance, Early Retirement and Related Costs
2010 restructuring action	$1,671
Cash payments	(87)
December 31, 2010 balance	$1,584
2011 utilization:
Cash payments	(1,261)
Foreign currency adjustments	53
Adjustment of accrual	32
September 30, 2011 balance	$408

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
The components of the purchase price of the business combination described above have been preliminarily allocated as follows:

Current Assets	$426
Property, Plant and Equipment, net	167
Identified Intangible Asset	3,800
Goodwill	472
Total Assets Acquired	4,865
Current Liabilities	409
Total Liabilities Assumed	409
Net Assets Acquired	$4,456

5. Inventories

Inventories are valued at the lower of cost or market. Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
Inventories carried at LIFO:
Finished goods	$38,067	$31,355
Raw materials, production parts and work-in-process	19,728	15,414
LIFO reserve	(26,462)	(26,462)
Total LIFO inventories	31,333	20,307

Inventories carried at FIFO:
Finished goods	32,573	23,770
Raw materials, production parts and work-in-process	13,502	17,669
Total FIFO inventories	46,075	41,439
Total inventories	$77,408	$61,746

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6. Goodwill and Intangible Assets

The changes in the carrying value of Goodwill for the nine months ended September 30, 2011 were as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2010	$67,008	$(46,585)	$20,423
Additions	639	-	639
Foreign currency fluctuations	(701)	24	(677)
Balance as of September 30, 2011	$66,946	$(46,561)	$20,385

The balances of acquired Intangible Assets, excluding Goodwill, as of September 30, 2011 and December 31, 2010 were as follows:
	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of September 30, 2011:
Original cost	$26,239	$4,714	$7,245	$38,198
Accumulated amortization	(9,927)	(1,158)	(2,320)	(13,405)
Carrying value	$16,312	$3,556	$4,925	$24,793
Weighted-average original life (in years)	14	14	13

Balance as of December 31, 2010:
Original cost	$26,662	$4,709	$3,441	$34,812
Accumulated amortization	(7,344)	(901)	(1,228)	(9,473)
Carrying value	$19,318	$3,808	$2,213	$25,339
Weighted-average original life (in years)	14	14	11

The additions to Goodwill and Intangible Assets during the first nine months of 2011 were based on the preliminary purchase price allocation of Water Star as described in Note 4. The Water Star intangible asset consisted of technology with an estimated useful life of 15 years.

We recorded an impairment loss on a customer list and technology intangible assets during the second quarter of 2011, totaling $1,805 due to our strategic decision to discontinue our two Hofmans outdoor city cleaning products. The impairment was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings.

Amortization expense on Intangible Assets for the three and nine months ended September 30, 2011 was $829 and $2,533, respectively. Amortization expense on Intangible Assets for the three and nine months ended September 30, 2010 was $793 and $2,356, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2011	$850
2012	2,398
2013	2,379
2014	2,315
2015	2,303
Thereafter	14,548
Total	$24,793

7. Debt

Debt outstanding is summarized as follows:

	September 30,	December 31,
	2011	2010
Long-Term Debt:
Bank borrowings	$59	$128
Credit facility borrowings	30,000	25,000
Notes payable	1,500	-
Collateralized borrowings	194	471
Capital lease obligations	5,184	5,229
Total Long-Term Debt	36,937	30,828
Less: Current Portion	4,204	3,154
Long-Term Portion	$32,733	$27,674

As of September 30, 2011, we had committed lines of credit totaling $125,000 and uncommitted lines of credit totaling $82,677. There was $30,000 in outstanding borrowings under our available lines of credit as of September 30, 2011. In addition, we had stand alone letters of credit of $1,910 outstanding and bank guarantees in the amount of $705. Commitment fees on unused lines of credit for the nine months ended September 30, 2011 were $259.

Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2011, our indebtedness to EBITDA ratio was 0.61 to 1 and our EBITDA to interest expense ratio was 32.33 to 1.

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

As of September 30, 2011, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10,000 in outstanding borrowings under this facility at September 30, 2011, with a weighted average interest rate of 1.70%.

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

As of September 30, 2011, there was $20,000 in outstanding borrowings under this facility; the $10,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term; and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term. We were in compliance with all covenants of the Shelf Agreement as of September 30, 2011.

The Royal Bank of Scotland Citizens, N.A.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens N.A. in the amount of 2,000 Euros or approximately $2,677. There was no balance outstanding on this facility as of September 30, 2011.

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

The changes in warranty reserves for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended
	September 30
	2011	2010
Beginning balance	$7,043	$5,985
Additions charged to expense	9,404	7,668
Reserve acquired	10	-
Foreign currency fluctuations	(45)	(162)
Claims paid	(8,433)	(6,653)
Ending balance	$7,979	$6,838

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at September 30, 2011 is as follows:

	Fair				Valuation
	Value	Level 1	Level 2	Level 3	Technique
Assets:
Water Star technology	$3,800	$-	$-	$3,800	(a)
Foreign currency forward exchange contracts	123	-	123	-	(b)
Total Assets	$3,923	$-	$123	$3,800
Liabilities:
Foreign currency forward exchange contracts	$469	$-	$469	$-	(b)
Total Liabilities	$469	$-	$469	$-

Assets and liabilities measured at fair value are based on one or more valuation techniques. The valuation techniques are identified in the table above and are as follows:

(a)	We used a loss of income method to value Water Star technology. Inputs for this valuation model were based on estimated costs to replace and hypothetical lost profits.

(b)	Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense), Net under Net Foreign Currency Transaction (Losses) Gains within the Condensed Consolidated Statements of Earnings. As of September 30, 2011 the fair value of such contracts outstanding was an asset of $123 and a liability of $469. As of September 30, 2010 the fair value of such contracts outstanding was an asset of $33 and a liability of $207. We recognized a net loss of $1,302 and a net gain of $1,350 on these contracts during the first nine months of 2011 and 2010, respectively. At September 30, 2011 and 2010, the notional amounts of foreign currency forward exchange contracts outstanding were $40,027 and $47,318, respectively.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for Cash and Cash Equivalents, Accounts Receivable, Other Current Assets, Accounts Payable and Other Current Liabilities approximate fair value.

The fair value of our Long-Term Debt approximates cost based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

10. Retirement Benefit Plans

Our defined benefit pension plans and postretirement medical plan are described in Note 11 of the 2010 annual report on Form 10-K. We have contributed $68 and $179 during the third quarter of 2011 and $202 and $387 during the first nine months of 2011 to our pension plans and to our postretirement medical plan, respectively.

The components of the net periodic benefit cost for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$163	$165	$25	$13	$33	$30
Interest cost	503	508	122	52	153	171
Expected return on plan assets	(581)	(586)	(109)	(36)	-	-
Amortization of net actuarial loss	7	5	-	-	-	-
Amortization of prior service cost	137	138	40	-	(145)	(145)
Foreign currency	-	-	(325)	95	-	-
Net periodic cost (benefit)	$229	$230	$(247)	$124	$41	$56

	Nine Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$489	$493	$75	$40	$99	$91
Interest cost	1,509	1,524	366	157	459	511
Expected return on plan assets	(1,744)	(1,755)	(325)	(109)	-	-
Amortization of net actuarial loss	21	16	-	-	-	-
Amortization of prior service cost	412	415	118	-	(435)	(435)
Foreign currency	-	-	(248)	(42)	-	-
Net periodic cost (benefit)	$687	$693	$(14)	$46	$123	$167

11. Comprehensive Income

We report Accumulated Other Comprehensive Loss as a separate item in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheets. Comprehensive Income is comprised of Net Earnings and Other Comprehensive Income (Loss). For the three and nine months ended September 30, 2011 and 2010, Other Comprehensive Income consisted of foreign currency translation adjustments and amortization and remeasurement of pension items.

The reconciliations of Net Earnings to Comprehensive Income were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Net Earnings	$9,728	$7,526	$21,449	$17,791
Foreign currency translation adjustments	(7,614)	4,797	(2,249)	(1,173)
Pension adjustments	(12)	(1)	1,605	2,141
Comprehensive Income	$2,102	$12,322	$20,805	$18,759

12. Commitments and Contingencies

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of September 30, 2011, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $8,202, of which we have guaranteed $6,319. As of September 30, 2011, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $999 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

During the second quarter of 2011, we entered into a three year software licensing agreement with a total commitment of $2,891 of which $1,805 is still outstanding as of September 30, 2011.

13. Income Taxes

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2008 and with limited exceptions, state and foreign income tax examinations for taxable years before 2004.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. Included in the net liability of $4,804 for unrecognized tax benefits as of September 30, 2011 was approximately $476 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2011 was $3,411. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.

Unrecognized tax benefits were reduced by $864 during the first nine months of 2011 for expiration of the statute of limitations in various jurisdictions and settlement of foreign audits.

We are currently undergoing income tax examinations in various foreign jurisdictions covering 2004 to 2008 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

14. Stock-Based Compensation

The following table presents the components of Stock-Based Compensation Expense for the three and nine months ended September 30, 2011 and 2010:
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Stock options and stock appreciation rights	$597	$429	$1,674	$1,315
Restricted share awards	241	213	745	633
Performance share awards	247	107	941	370
Share-based liabilities	(6)	43	209	153
Total Stock-Based Compensation Expense	$1,079	$792	$3,569	$2,471

During the first nine months of 2011 we granted 29,115 restricted shares. The weighted average grant date fair value of each share awarded was $40.42. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $623 and $131, respectively.

15. Earnings Per Share

The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Numerator:
Net Earnings	$9,728	$7,526	$21,449	$17,791
Denominator:
Basic - Weighted Average Shares Outstanding	18,741,524	18,873,249	18,881,132	18,782,404
Effect of dilutive securities:
Employee stock options	529,550	529,653	535,929	517,379
Diluted - Weighted Average Shares Outstanding	19,271,074	19,402,902	19,417,061	19,299,783
Basic Earnings per Share	$0.52	$0.40	$1.14	$0.95
Diluted Earnings per Share	$0.50	$0.39	$1.10	$0.92

Excluded from the dilutive securities shown above were options to purchase 180,551 and 299,799 shares of Common Stock during the three months ended September 30, 2011 and 2010, respectively. Excluded from the dilutive securities shown above were options to purchase 145,238 and 247,759 shares of Common Stock during the nine months ended September 30, 2011 and 2010, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

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

Net Sales attributed to each geographic area for the three and nine months ended were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Americas	$121,280	$111,756	$358,912	$312,023
Europe, Middle East, Africa	44,599	38,746	139,591	123,330
Asia Pacific	21,111	18,135	62,336	49,526
Total	$186,990	$168,637	$560,839	$484,879

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer, healthier world. Our products include equipment for maintaining surfaces in industrial, commercial and outdoor environments; chemical-free and other sustainable cleaning technologies; and coatings for protecting, repairing and upgrading surfaces. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are located in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions.

Net Earnings for the third quarter of 2011 were $9.7 million, or $0.50 per diluted share, as compared to Net Earnings of $7.5 million, or $0.39 per diluted share, in the third quarter of 2010. Net Earnings during the third quarter of 2011 were favorably impacted by increased equipment sales, primarily driven by our ec-H2O™ technology. Net Earnings for the third quarter of 2011 were also impacted by $1.4 million, or a loss of $0.05 per diluted share, of net foreign currency transaction losses due to the volatility of foreign exchange rates, partially offset by $0.5 million, or $0.03 per diluted share, of favorable discrete tax items primarily related to the settlement of routine tax audits.

Net Earnings for the first nine months of 2011 were $21.4 million, or $1.10 per diluted share, as compared to a Net Earnings of $17.8 million, or $0.92 per diluted share, for the first nine months of 2010. Net Earnings during the first nine months of 2011 were favorably impacted by increased equipment sales, primarily driven by our ec-H2O technology, as well as impacts from the second quarter 2011 charges for the Hofmans product discontinuance of $3.8 million after-tax, or a loss of $0.20 per diluted share, and international executive severance of $1.2 million after-tax, or a loss of $0.06 per diluted share.

Historical Results

The following table compares the historical results of operations for the three and nine months ended September 30, 2011 and 2010, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2011	%	2010	%	2011	%	2010	%
Net Sales	$186,990	100.0	$168,637	100.0	$560,839	100.0	$484,879	100.0
Cost of Sales	106,737	57.1	96,775	57.4	325,188	58.0	277,715	57.3
Gross Profit	80,253	42.9	71,862	42.6	235,651	42.0	207,164	42.7
Operating Expense:
Research and Development Expense	7,240	3.9	7,114	4.2	20,236	3.6	19,058	3.9
Selling and Administrative Expense	57,250	30.6	54,227	32.2	181,222	32.3	160,463	33.1
Total Operating Expense	64,490	34.5	61,341	36.4	201,458	35.9	179,521	37.0
Profit from Operations	15,763	8.4	10,521	6.2	34,193	6.1	27,643	5.7
Other Income (Expense):
Interest Income	224	0.1	52	-	476	0.1	129	-
Interest Expense	(654)	(0.3)	(390)	(0.2)	(1,614)	(0.3)	(1,219)	(0.3)
Net Foreign Currency Transaction (Losses) Gains	(1,390)	(0.7)	130	0.1	49	-	(432)	(0.1)
Other Income (Expense), Net	-	-	57	-	(33)	-	115	-
Total Other Expense, Net	(1,820)	(1.0)	(151)	(0.1)	(1,122)	(0.2)	(1,407)	(0.3)

Profit Before Income Taxes	13,943	7.5	10,370	6.1	33,071	5.9	26,236	5.4
Income Tax Expense	4,215	2.3	2,844	1.7	11,622	2.1	8,445	1.7
Net Earnings	$9,728	5.2	$7,526	4.5	$21,449	3.8	$17,791	3.7
Earnings per Diluted Share	$0.50		$0.39		$1.10		$0.92

Net Sales

Consolidated Net Sales for the third quarter of 2011 totaled $187.0 million, a 10.9% increase as compared to consolidated Net Sales of $168.6 million in the third quarter of 2010. Consolidated Net Sales for the first nine months of 2011 totaled $560.8 million, a 15.7% increase as compared to consolidated Net Sales of $484.9 million in the same period of 2010.

The components of the consolidated Net Sales change for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 were as follows:

	2011 v. 2010
Growth Elements	Three Months Ended September 30	Nine Months Ended September 30
Organic Growth:
Volume	5.9%	11.2%
Price	1.5%	1.0%
Organic Growth	7.4%	12.2%
Foreign Currency	3.5%	3.5%
Total	10.9%	15.7%

The 10.9% increase in consolidated Net Sales in the third quarter of 2011 as compared to the same period in 2010 was driven by:

•
an organic sales increase of approximately 7.4%, excluding the effects of acquisitions and foreign currency exchange, primarily due to an approximate 5.9% volume increase primarily in equipment sales and an approximate 1.5% increase in pricing; and

•	a favorable direct foreign currency exchange impact of approximately 3.5%.

The 15.7% increase in consolidated Net Sales in the first nine months of 2011 as compared to the same period in 2010 was driven by:

•	an organic sales increase of approximately 12.2% primarily due to an approximate 11.2% volume increase primarily in equipment sales and an approximate 1.0% increase in pricing; and

•	a favorable direct foreign currency exchange impact of approximately 3.5%.

The following table sets forth the Net Sales by geographic area for the three and nine months ended September 30, 2011 and 2010 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2011	2010	%	2011	2010	%
Americas	$121,280	$111,756	8.5	$358,912	$312,023	15.0
Europe, Middle East and Africa	44,599	38,746	15.1	139,591	123,330	13.2
Asia Pacific	21,111	18,135	16.4	62,336	49,526	25.9
Total	$186,990	$168,637	10.9	$560,839	$484,879	15.7

Americas

Net Sales in the Americas were $121.3 million and $358.9 million for the third quarter and nine months ended September 30, 2011, respectively, an increase of 8.5% and 15.0%, respectively, from the third quarter and nine months ended September 30, 2010. Net Sales in both the third quarter and first nine months of 2011 benefited from strong sales of scrubbers, the majority of which were equipped with ec-H2O technology, as well as strong volume growth in Latin America and pricing benefits. The direct impact of foreign currency translation exchange effects within the Americas favorably impacted Net Sales by approximately 1.0% during the third quarter and the first nine months of 2011. Organic sales growth was approximately 7.5% in the third quarter and 14.0% in the first nine months of 2011.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales increased 15.1% and 13.2% to $44.6 million and $139.6 million, respectively, for the third quarter and nine months ended September 30, 2011, compared to the third quarter and nine months ended September 30, 2010. Net Sales in the third quarter of 2011 benefited from increased sales volume of large scrubbers and outdoor city cleaning equipment as well as increased selling prices. Net Sales in the first nine months of 2011 benefited primarily from strong sales of scrubbers and increased selling prices. Direct foreign currency exchange fluctuations favorably impacted EMEA Net Sales by approximately 8.5% and 6.5%, respectively, in the third quarter and first nine months of 2011. Organic sales growth was approximately 6.6% in the third quarter and 6.7% in the first nine months of 2011.

Asia Pacific

Net Sales in the Asia Pacific market for the third quarter and nine months ended September 30, 2011 totaled $21.1 million and $62.3 million, respectively, an increase of 16.4% and 25.9%, respectively, from the third quarter and nine months ended September 30, 2010. Net Sales in both the third quarter and first nine months of 2011 benefited from solid growth in most geographies, with particularly strong sales of large scrubbers in China. Favorable direct foreign currency translation exchange effects increased sales by approximately 11.0% and 11.5%, respectively, in the third quarter and first nine months of 2011. Organic sales growth for the third quarter and first nine months of 2011 was approximately 5.4% and 14.4%, respectively.

Gross Profit

Gross Profit margin was 42.9% and 42.0% for the third quarter and first nine months of 2011, as compared with 42.6% and 42.7%, respectively, for the same periods of 2010. Gross margin increased by 30 basis points in the third quarter of 2011, primarily from increased sales volume and selling prices, partially offset by raw material inflation in all geographic regions. Gross margin decreased by 70 basis points in first nine months of 2011 due to raw material inflation in all geographic regions, partially offset by a selling price increase effective in May 2011. In addition, increased inventory reserves and fixed asset write-offs of $1.5 million related to the Hofmans product discontinuance unfavorably impacted gross margin by 30 basis points in the first nine months of 2011.

Operating Expense

Research & Development Expense

Research and Development (“R&D”) Expense in the third quarter of 2011 was up 1.8% to $7.2 million as compared with $7.1 million in the third quarter of 2010. R&D Expense as a percentage of Net Sales was 3.9% for the third quarter of 2011, a decrease as compared to 4.2% of Net Sales for R&D Expense in the third quarter of 2010, primarily due to the higher sales volume in 2011.

R&D Expense for the nine months ended September 30, 2011 was $20.2 million, up 6.2% from $19.1 million in the same period in 2010. R&D Expense as a percentage of Net Sales was 3.6% for the first nine months of 2011 as compared to 3.9% for the first nine months of 2010, primarily due to the higher sales volume in 2011.

Selling & Administrative Expense

Selling and Administrative (“S&A”) Expense in the third quarter of 2011 was $57.3 million as compared to $54.2 million in the third quarter of 2010. The increase in S&A Expense was primarily attributable to investments in our sustainable cleaning business and higher variable costs stemming from increased sales. S&A Expense as a percentage of Net Sales was 30.6% for the third quarter of 2011, down 160 basis points from 32.2% in the comparable 2010 quarter, due to improved operating efficiencies.

For the nine months ended September 30, 2011, S&A Expense increased to $181.2 million from $160.5 million in the comparable period last year due to investments in our sustainable cleaning business, higher variable costs stemming from increased sales and $4.0 million of charges related to the Hofmans product discontinuance and international executive severance. S&A Expense as a percentage of Net Sales was 32.3% for the first nine months of 2011 as compared to 33.1% in the comparable period last year. The 80 basis point decrease was comprised of a 70 basis point increase for the $4.0 million of charges described above which was more than offset by a 150 basis point decrease due to improved operating efficiencies.

Other Income (Expense), Net

Interest Income

Interest Income increased nominally in the third quarter and first nine months of 2011, as compared to the same periods in 2010.

Interest Expense

Interest Expense increased $0.3 million and $0.4 million in the third quarter and first nine months of 2011, respectively, as compared to the same periods in 2010. The increase in Interest Expense between periods was primarily due to a higher interest rate on a higher level of borrowings in the current periods as compared to the same periods in 2010. During the first and second quarters of 2011, we issued long-term notes with fixed interest rates which replaced borrowings under another facility with a lower variable interest rate.

Net Foreign Currency Transaction (Losses) Gains

Net Foreign Currency Transaction Losses in the third quarter of 2011 were $1.4 million as compared to Net Foreign Currency Transaction Gains of $0.1 million in the same period in the prior year. Net Foreign Currency Transaction Gains for the first nine months of 2011 were not significant as compared to Net Foreign Currency Transaction Losses of $0.4 million in the same period in the prior year. The unfavorable change in the impact from foreign currency transactions in the third quarter and the favorable change in the impact from the foreign currency transactions in the first nine months of 2011 were due to fluctuations in foreign currency rates in the normal course of business, with more volatility of foreign exchange rates experienced during the third quarter of 2011.

Other Income (Expense), Net

There was no significant change in Other Income (Expense), Net in the third quarter and first nine months of 2011 as compared to the same periods in 2010.

Income Taxes

The effective tax rate in the third quarter of 2011 was 30.2% compared to the effective rate in the third quarter of the prior year of 27.4%. We had discrete net favorable tax items of approximately $0.5 million related to settlement of routine tax audits and jurisdictional tax rate changes. The increase in the effective rate between quarters was primarily related to the mix in expected full year taxable earnings by country, and to more favorable discrete tax items in the third quarter of 2010.

The year-to-date overall effective tax rate was 35.1% for 2011 compared to 32.2% for 2010. The tax expense for 2011 includes only a $0.5 million tax benefit in the second quarter associated with the $5.5 million pre-tax charges related to Hofmans product obsolescence and international executive severance which materially increased the overall effective rate. Excluding these charges, the overall effective tax rate would have been 31.4%. The decrease in the overall year-to-date effective rate, excluding the effect of these charges, was primarily related to the mix in expected full year taxable earnings by country, a decrease in the statutory tax rates in various foreign jurisdictions, and the reinstatement of the research and development tax credit for both 2010 and 2011 in the fourth quarter of 2010.

Liquidity and Capital Resources

Liquidity

Cash and Cash Equivalents totaled $44.3 million at September 30, 2011, as compared to $39.5 million as of December 31, 2010. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.1 as of September 30, 2011 and December 31, 2010, based on net current assets of $140.5 million and $132.1 million, respectively. Our debt-to-capital ratio was 14.5% and 12.5% at September 30, 2011 and December 31, 2010, respectively.

Cash Flow Summary

Cash provided by (used for) our operating, investing and financing activities is summarized as follows (in thousands):

	Nine Months Ended
	September 30
	2011	2010
Operating Activities	$36,019	$30,184
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(7,178)	(6,085)
Acquisitions of Businesses, Net of Cash Acquired	(2,916)	(26)
Financing Activities	(20,870)	(8,316)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(311)	(89)
Net Increase in Cash and Cash Equivalents	$4,744	$15,668

Operating Activities

Operating activities provided $36.0 million of cash for the nine months ended September 30, 2011. Cash provided by operating activities was driven primarily by Net Earnings of $21.4 million and increased Accounts Payable of $11.3 million, partially offset by increased Inventories. The increase in Accounts Payable is primarily due to increased production in our manufacturing facilities as a result of the unit volume increase in sales as well as timing of payments. The increase in Inventories is a result of higher production levels in our manufacturing facilities.

Operating activities provided $30.2 million of cash for the nine months ended September 30, 2010. Cash provided by operating activities was driven primarily by $17.8 million of Net Earnings as well as increased levels of Accounts Payable and reductions in Accounts Receivable, partially offset by increased Inventories. The increase in Accounts Payable is primarily due to unit volume increase in sales as well as timing of payments. The reduction in Accounts Receivable is primarily due to our continued focus on proactively managing our trade receivable accounts and collecting past-due balances. Increased Inventories are due to higher production levels in our manufacturing facilities.

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

	September 30, 2011	December 31, 2010	September 30, 2010
DSO	63	59	62
DIOH	92	83	91

As of September 30, 2011, DSO increased 1 day as compared to September 30, 2010 and increased 4 days as compared to December 31, 2010, primarily due to a higher mix of international receivables which carry longer payment terms.

As of September 30, 2011, DIOH increased 1 day as compared to September 30, 2010 and increased 9 days as compared to December 31, 2010, primarily due to increased levels of Inventory to support sales initiatives in our emerging markets.

Investing Activities

Investing activities during the nine months ended September 30, 2011 used $10.1 million in cash. Net capital expenditures used $7.2 million and our acquisition of Water Star used $2.9 million. Capital expenditures included investments in information technology and infrastructure upgrades and tooling related to new product development and manufacturing.

Investing activities during the nine months ended September 30, 2010 used $6.1 million in cash, almost entirely due to net capital expenditures. Investments in capital expenditures included technology upgrades, tooling related to new product development, and manufacturing equipment.

Financing Activities

Net cash used by financing activities was $20.9 million during the first nine months of 2011. The issuance of Long-Term Debt provided $20.0 million, proceeds from issuance of Common Stock upon exercise of stock options provided $3.2 million and a $0.8 million tax benefit on stock plans also provided cash, partially offset by $18.1 million in repayments of Long-Term Debt, $17.1 million in purchases of Common Stock and dividend payments of $9.7 million.

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

Indebtedness

As of September 30, 2011, we had committed lines of credit totaling $125.0 million and uncommitted lines of credit totaling $82.7 million. There was $30.0 million in outstanding borrowings against our available lines of credit as of September 30, 2011. In addition, we had stand alone letters of credit of $1.9 million outstanding and bank guarantees in the amount of $0.7 million. Commitment fees on unused lines of credit for the nine months ended September 30, 2011 were $0.3 million.

Our most restrictive covenants are part of our Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2011, our indebtedness to EBITDA ratio was 0.61 to 1 and our EBITDA to interest expense ratio was 32.33 to 1.

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

As of September 30, 2011, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10.0 million in outstanding borrowings under this facility at September 30, 2011, with a weighted average interest rate of 1.70%.

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

As of September 30, 2011, there was $20.0 million in outstanding borrowings under this facility; the $10.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term; and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term. We were in compliance with all covenants of the Shelf Agreement as of September 30, 2011.

The Royal Bank of Scotland Citizens, N.A.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens N.A. in the amount of 2.0 million Euros or approximately $2.7 million. There was no balance outstanding on this facility as of September 30, 2011.

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

Testing Goodwill for Impairment

In September 2011, the FASB issued updated accounting guidance on the periodic testing of goodwill for impairment. This updated accounting guidance permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two step goodwill impairment test. If we determine through this qualitative analysis that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, it is not necessary to perform the two step impairment test. This guidance is effective for annual and interim periods beginning after December 15, 2011, however early adoption is permitted. We do not expect this guidance to have an impact on our results of operations or financial position.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended September 30, 2011 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Tennant’s competition has initiated legal and/or regulatory challenges in multiple jurisdictions challenging Tennant’s advertising claims pertaining to its ec-H2O water-based technology. While the Company does not currently view these proceedings as material and does not expect the outcome to have a material adverse effect on our operating results or financial condition, they are outside the Company’s ordinary routine litigation.

Item 1A. Risk Factors

We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2010. There have been no material changes to our risk factors since the filing of that report, except for the risk factors set forth below.

The following risk factor replaces and supersedes, in its entirety, the risk factor relating to competitive risks in our Annual Report on Form 10-K for the year ended December 31, 2010:

We are subject to competitive risks associated with developing innovative products and technologies, including but not limited to, the risk that customers do not continue to pay for innovation and the risk of competitive challenges to our products and technology and the underlying intellectual property.

Our products are sold in competitive markets throughout the world. Competition is based on product features and design, brand recognition, reliability, durability, technology, breadth of product offerings, price, customer relationships and after-sale service. Although we believe that the performance and price characteristics of our products will produce competitive solutions for our customers’ needs, because of our dedication to innovation and continued investments in research and development, our products generally cost more than our competitor’s products. We believe that customers will pay for the innovations and quality in our products; however, in the current economic environment, it may be difficult for us to compete with lower cost products offered by our competitors and there can be no assurance that our customers will continue to choose our products over products offered by our competitors. If our products, markets and services are not competitive, we may experience a decline in sales, pricing and market share, which adversely impacts revenues, margin and the success of our operations.

In addition, we may be vulnerable to competitors who attempt to challenge our technology and our products or diminish the reputation of our brand, all of which could adversely affect our business. Our competition has recently initiated legal and regulatory proceedings and launched a negative media campaign in multiple jurisdictions challenging certain advertising claims made pertaining to our ec-H20 technology. While we do not view these challenges to be material, defense of such claims may require substantial commitment of time and money and divert resources from other ongoing projects and the claims may influence new customers from readily accepting products with our ec-H20 technology, which could adversely affect our business.

Competitors may also initiate litigation to challenge the validity of our patents or claims, allege that we infringe upon their patents, or they may use their resources to design comparable products that do not infringe upon our patents. Regardless of whether such litigation is successful, the litigation could significantly increase our costs and divert management’s attention from the operation of our business, which could adversely affect our results of operations and financial condition.

The following is a new risk factor in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010:

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

For the Quarter Ended September 30, 2011	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased
July 1 - 31, 2011	9	$39.93	-	945,579
August 1 - 31, 2011	203,406	37.35	202,244	743,335
September 1 - 30, 2011	12,100	38.05	12,100	731,235
Total	215,515	$37.93	214,344	731,235

(1) Includes 1,171 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

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
101
The following materials from Tennant Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2011 and 2010; (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	November 2, 2011	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	November 2, 2011	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)