Form 10-K
TENNANT CO
filed 2012-02-24
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-16191

TENNANT COMPANY
(Exact name of registrant as specified in its charter)
Minnesota	41-0572550
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                             [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, was $744,989,320.
As of February 16, 2012, there were 18,866,419 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2012 annual meeting of shareholders (the “2012 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2011
ANNUAL REPORT

Form 10–K

(Pursuant to Securities Exchange Act of 1934)

PART I
ITEM 1 – Business

General Development of Business

Tennant Company, a Minnesota corporation that was incorporated in 1909, is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer, healthier world. The Company’s floor maintenance and outdoor cleaning equipment, chemical-free and other sustainable cleaning technologies, coatings and related products are used to clean and coat surfaces in factories, office buildings, parking lots and streets, airports, hospitals, schools, warehouses, shopping centers and other retail environments, and more. Customers include building service contract cleaners to whom organizations outsource facilities maintenance, as well as end-user businesses, healthcare facilities, schools and local, state and federal governments who handle facilities maintenance themselves. The Company reaches these customers through the industry’s largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

Segment and Geographic Area Financial Information

The Company has one reportable business segment. Sales to customers geographically located in the United States were $392.5 million, $354.5 million and $313.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Additional financial information on the Company’s segment and geographic areas is provided in Note 18 of the Consolidated Financial Statements.

Principal Products, Markets and Distribution

The Company offers products and solutions mainly consisting of mechanized cleaning equipment targeted at commercial and industrial markets; parts, consumables and service maintenance and repair; business solutions such as pay-for-use offerings, rental and leasing programs; and water-based cleaning technologies that reduce the need for chemicals in the cleaning process. Adjacent products include coatings and floor preservation products. Tennant Company’s suite of offerings are marketed and sold under a variety of brands, including Tennant®, Nobles®, Green Machines®, Alfa and Orbio®. The Orbio brand of products and solutions is developed and managed by Orbio Technologies, a group created by Tennant to focus on expanding the opportunities for water-based sustainable technologies such as ec-H2O™ technology and Orbio 5000-Sc. Tennant Company’s products are sold through direct and distribution channels in various regions around the world. In North America, Brazil, Australia, China, Japan and most of Western Europe products are sold through a direct sales organization and independent distributors. In more than 80 other countries, Tennant relies on a broad network of independent distributors.

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

Intellectual Property

Although the Company considers that its patents, proprietary technologies, customer relationships, licenses, trademarks, trade names and brand names in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent upon any single intellectual property.

Seasonality

Although the Company’s business is not seasonal in the traditional sense, historically revenues and earnings have been more concentrated in the fourth quarter of each year reflecting the tendency of customers to increase capital spending during such quarter and the Company’s efforts to close those orders which then reduces order backlogs. In addition, the Company offers annual distributor rebates and sales commissions which tend to drive sales in the fourth quarter. In 2011, the highest sales quarter was the second quarter due primarily to very strong sales of scrubbers, most equipped with ec-H2O technology.

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

Competition

While there is no publicly available industry data concerning market share, the Company believes, through its own market research, that it is a world-leading manufacturer of floor maintenance and cleaning equipment. Significant competitors exist in all key geographic regions. However, the key competitors vary by region. The Company competes primarily on the basis of offering a broad line of high-quality, innovative products supported by an extensive sales and service network in major markets.

The Company’s competition has initiated legal and/or regulatory challenges in multiple jurisdictions challenging Tennant’s advertising claims pertaining to its ec-H2O water-based technology. The Company does not currently view these proceedings as material and does not expect the outcome to have a material adverse effect on operating results or financial condition.

Research and Development

The Company strives to be an industry leader in innovation and is committed to investing in research and development. The Company’s Global Innovation Center in Minnesota and engineers throughout the global locations are dedicated to various activities including researching new technologies to create meaningful product differentiation, development of new products, improvements of existing product design or manufacturing processes and exploring new product applications with customers. In 2011, 2010 and 2009, the Company spent $27.9 million, $26.0 million and $23.0 million on research and development, respectively.

Environmental Compliance

Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employees

The Company employed 2,865 people in worldwide operations as of December 31, 2011.

Available Information

The Company makes available free of charge, through the Company’s website at www.tennantco.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable when such material is filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”).

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

Our products are sold in competitive markets throughout the world. Competition is based on product features and design, brand recognition, reliability, durability, technology, breadth of product offerings, price, customer relationships and after-sale service. Although we believe that the performance and price characteristics of our products will produce competitive solutions for our customers’ needs, because of our dedication to innovation and continued investments in research and development, our products generally cost more than our competitors’ products. We believe that customers will pay for the innovations and quality in our products; however, in the current economic environment, it may be difficult for us to compete with lower cost products offered by our competitors and there can be no assurance that our customers will continue to choose our products over products offered by our competitors. If our products, markets and services are not competitive, we may experience a decline in sales, pricing and market share, which adversely impacts revenues, margin and the success of our operations.

In addition, we may be vulnerable to competitors who attempt to challenge our technology and our products or diminish the reputation of our brand, all of which could adversely affect our business. Our competition has recently initiated legal and regulatory proceedings and launched a negative media campaign in multiple jurisdictions challenging certain advertising claims made pertaining to our ec-H2O™ technology. While we do not view these challenges to be material, defense of such claims may require substantial commitment of time and money and divert resources from other ongoing projects and the claims may influence new customers from readily accepting products with our ec-H2O technology, which could adversely affect our business.

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

We are continuing to implement global standardized processes in our business and asking our workforce to perform at a high level despite reduced staffing levels as a result of our prior workforce reduction and restructuring actions. This consolidation and reallocation of resources is part of our ongoing efforts to optimize our cost structure in the current economy. Our operating results may be negatively impacted if we are unable to manage these organizational changes by failing to assimilate the work of the positions that are eliminated or redeployed as part of our actions to reduce headcount and restructure positions. In addition, if we do not effectively manage the transition of these positions, we may not fully realize the anticipated savings of these actions or they may negatively impact our ability to serve our customers or meet our strategic objectives.

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

We strive to develop new and innovative products and services to differentiate ourselves in the marketplace. New product development relies heavily on our financial and resource investments in both the short term and long term. If we fail to adequately fund product development projects we risk not meeting our customer expectations, which could result in decreased revenues, declines in margin and loss of market share.

Our ability to effectively operate our Company could be adversely affected if we are unable to attract and retain key personnel and other highly skilled employees.

Our continued success will depend on, among other things, the skills and services of our executive officers and other key personnel. Our ability to attract and retain other highly qualified managerial, technical, manufacturing, research, sales and marketing personnel also impacts our ability to effectively operate our business. As the economy recovers and companies grow and increase their hiring activities, there is an inherent risk of increased employee turnover and the loss of valuable employees in key positions, especially in emerging markets throughout the world. We believe the increased loss of key personnel within a concentrated region could adversely affect our sales growth.

We may encounter difficulties as we upgrade and evolve the capabilities of our computer systems, which could adversely impact our abilities to accomplish anticipated future cost savings and better serve our customers.

We have many information technology systems that are important to the operation of our business. Significantly upgrading and evolving the capabilities of our existing systems could lead to inefficient or ineffective use of our technology due to lack of training or expertise in these evolving technology systems. These factors could lead to significant expenses, adversely impacting our results of operations and hinder our ability to offer better technology solutions to our customers.

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

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 – Properties

The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities are located in Minneapolis, Minnesota; Holland, Michigan; Louisville, Kentucky; Uden, The Netherlands; Falkirk, United Kingdom; São Paulo, Brazil; and Shanghai, China. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, China, Asia, Australia, New Zealand and Latin America. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs. Further information regarding the Company’s property and lease commitments is included in the Contractual Obligations section of Item 7 and in Note 13 of the Consolidated Financial Statements.

ITEM 3 – Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 – Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION – Tennant common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of January 31, 2012, there were 488 shareholders of record. The common stock price was $38.48 per share on January 31, 2012.

The accompanying chart shows the high and low sales prices for the Company’s shares for each full quarterly period over the past two years as reported by the New York Stock Exchange:

	2011		2010
	High	Low	High	Low
First	$43.24	$35.66	$28.38	$21.84
Second	42.82	33.51	37.42	27.17
Third	44.25	34.36	38.13	28.82
Fourth	41.98	32.92	38.82	30.30

DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 67 consecutive years. Tennant’s annual cash dividend payout increased for the 40th consecutive year to $0.68 per share in 2011, an increase of $0.09 per share over 2010. Dividends are generally declared each quarter. On February 15, 2012, the Company announced a quarterly cash dividend of $0.17 per share payable March 15, 2012, to shareholders of record on February 29, 2012.

DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.

TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:

Wells Fargo Bank, N.A.
Shareowner Services
P.O. Box 64854
South St. Paul, MN 55164-0854
(800) 468-9716

EQUITY COMPENSATION PLAN INFORMATION – Information regarding equity compensation plans required by Regulation S-K Item 201(d) is incorporated by reference in Item 12 of this annual report on Form 10-K from the 2012 Proxy Statement.

SHARE REPURCHASES – On February 21, 2011, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This was in addition to the 188,874 shares remaining under our previous repurchase program at that time. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs. Our Credit Agreement limits the payment of dividends and repurchases of stock to an amount ranging from $50.0 million to $75.0 million per fiscal year based on our leverage ratio after giving effect to such payments.

For the Quarter Ended December 31, 2011	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2011	283	$35.37	-	731,235
November 1–30, 2011	11,665	37.50	11,665	719,570
December 1–31, 2011	-	-	-	719,570
Total	11,948	$37.45	11,665	719,570

(1) Includes 283 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock to three indices: Morningstar U.S. Market, S&P SmallCap 600 and Morningstar Industrials Sector. The graph below compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2006, including the reinvestment of all dividends.

5-YEAR CUMULATIVE TOTAL RETURN COMPARISON

	2006	2007	2008	2009	2010	2011
Tennant Company	$100	$155	$55	$96	$143	$147
Morningstar U.S. Market*	$100	$106	$67	$86	$100	$102
S&P SmallCap 600*	$100	$100	$69	$86	$109	$110
Morningstar Industrials Sector**	$100	$112	$68	$84	$104	$104

*   The Morningstar U.S. Market Index is being retired in favor of the S&P SmallCap 600 Index, as a result of Tennant’s inclusion within the S&P SmallCap 600 Index during 2011. We feel that the S&P SmallCap 600 Index includes companies that are more comparable than the Morningstar U.S Market Index. For 2011 we will show both of these indices for consistency. Going forward, we will include only the S&P SmallCap 600 Index.

**     In prior years, we used the Morningstar Manufacturing Sector Index as our industry index; however, that index has been reconstituted and historical information is no longer available. Accordingly, this year we used the Morningstar Industrials Sector Index, in which Tennant is included, to replace the Morningstar Manufacturing Sector Index as our industry market index. Because historical information for the Morningstar Manufacturing Sector Index is no longer available, we cannot provide a concurrent comparison to that index.

ITEM 6 – Selected Financial Data
(In thousands, except shares and per share data)

Years Ended December 31	2011		2010		2009		2008		2007
Financial Results:
Net Sales	$753,998		$667,667		$595,875		$701,405		$664,218
Cost of Sales	434,817	(1)	383,341	(2)	349,767		415,155		385,234
Gross Margin - %	42.3		42.6		41.3		40.8		42.0
Research and Development Expense	27,911		25,957		22,978		24,296		23,869
% of Net Sales	3.7		3.9		3.9		3.5		3.6
Selling and Administrative Expense	241,625	(1)	221,235	(2)	245,623	(3)	243,385	(4)	200,270	(5)
% of Net Sales	32.0		33.1		41.2		34.7		30.2
Profit (Loss) from Operations	49,645	(1)	37,134	(2)	(22,493	)(3)	18,569	(4)	54,845	(5)
% of Net Sales	6.6		5.6		(3.8)		2.6		8.3
Total Other (Expense) Income, Net	(915)		(2,407)		(1,827)		(994)		2,867	(5)
Income Tax Expense	16,017	(1)	(76	)(2)	1,921	(3)	6,951	(4)	17,845	(5)
Effective Tax Rate - %	32.9		(0.2)		7.9		39.6		30.9
Net Earnings (Loss)	32,713	(1)	34,803	(2)	(26,241	)(3)	10,624	(4)	39,867	(5)
% of Net Sales	4.3		5.2		(4.4)		1.5		6.0

Per Share Data:
Basic Net Earnings (Loss)	$1.74	(1)	$1.85	(2)	$(1.42	)(3)	$0.58	(4)	$2.41	(5)
Diluted Net Earnings (Loss)	$1.69	(1)	$1.80	(2)	$(1.42	)(3)	$0.57	(4)	$2.08	(5)
Diluted Weighted Average Shares	19,360,428		19,332,103		18,507,772		18,581,840		19,146,000
Cash Dividends	$0.68		$0.59		$0.53		$0.52		$0.48

Financial Position:
Total Assets	$424,262		$403,668		$377,726		$456,604		$382,070
Total Debt	36,455		30,828		34,211		95,339		4,597
Total Shareholders’ Equity	220,852		216,133		184,279		209,904		252,431
Current Ratio	2.2		2.1		1.9		2.3		2.5
Debt-to-Capital Ratio	14.2%		12.5%		15.7%		31.2%		1.8%

Cash Flows:
Net Cash Provided by Operations	$56,909		$42,530		$75,185		$37,394		$39,640
Capital Expenditures, Net of Disposals	(13,301)		(9,934)		(11,172)		(19,982)		(21,466)
Free Cash Flow	43,608		32,596		64,013		17,412		18,174

Other Data:
Depreciation and Amortization	$21,418		$21,192		$22,803		$22,959		$18,054
Number of employees at year-end	2,865		2,793		2,786		3,002		2,774

The results of operations from our 2011, 2009 and 2008 acquisitions have been included in the Consolidated Financial Statements, as well as the Selected Financial Data presented above, since each of their respective dates of acquisition.

(1) 2011 includes a Product Line Obsolescence charge of $4,300 pretax ($3,811 aftertax or $0.20 per diluted share) and an international executive severance charge of $1,217 (or $0.06 per diluted share).

(2) 2010 includes a tax benefit from the international entity restructuring of $10,913 (or $0.56 per diluted share), a workforce redeployment charge of $1,671 pretax ($1,196 aftertax or $0.06 per diluted share), inventory revaluation from change in functional currency designation due to international entity restructuring of $647 pretax ($453 aftertax or $0.02 per diluted share) and a revision of our 2008 workforce reduction reserve of $277 pretax ($173 aftertax or $0.01 per diluted share).

(3) 2009 includes a goodwill impairment charge of $43,363 pretax ($42,289 aftertax or $2.29 per diluted share), a benefit from a revision during the first quarter of 2009 to the 2008 workforce reduction charge of $1,328 pretax ($1,249 aftertax or $0.07 per diluted share) and a net tax benefit, primarily from a United Kingdom business reorganization, of $1,864 aftertax (or $0.10 per diluted share).

(4) 2008 includes a workforce reduction charge and associated expenses of $14,551 pretax ($12,003 aftertax or $0.65 per diluted share), increase in Allowance for Doubtful Accounts of $3,361 pretax ($3,038 aftertax or $0.16 per diluted share), write-off of technology investments of $1,842 pretax ($1,246 aftertax or $0.07 per diluted share) and a gain on sale of Centurion assets of $229 pretax ($143 aftertax or $0.01 per diluted share).

(5) 2007 includes a restructuring charge and associated expenses of $2,507 pretax ($1,656 aftertax or $0.09 per diluted share), a one-time tax benefit relating to a reduction in valuation reserves, net of the impact of tax rate changes in foreign jurisdictions on deferred taxes of $3,644 aftertax (or $0.19 per diluted share) and a gain on the sale of the Maple Grove, Minnesota facility of $5,972 pretax ($3,720 aftertax or $0.19 per diluted share).

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer, healthier world. Our products include equipment for maintaining surfaces in industrial, commercial and outdoor environments; chemical-free and other sustainable cleaning technologies; and coatings for protecting, repairing and upgrading floors and other surfaces. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are located in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions.

Net Earnings for 2011 were $32.7 million, or $1.69 per diluted share, compared to Net Earnings of $34.8 million, or $1.80 per diluted share, for 2010. Net Earnings for 2011 were $2.1 million lower than 2010 due primarily to the large favorable tax benefit of $10.9 million in 2010 from an international entity restructuring which was nearly offset by increased Net Sales and improved profitability in 2011. Net Sales totaled $754.0 million, up 12.9% from 2010 due primarily to sales unit volume increases with continued growth of scrubbers equipped with our ec-H2O technology. Gross Profit margins decreased 30 basis points to 42.3% as a result of cost increases. Selling and Administrative Expense (“S&A Expense”) decreased 110 basis points as a percentage of Net Sales to 32.0% as compared to 33.1% due to continued tight cost controls and improved operating efficiencies.

Tennant continues to invest in innovative product development with 3.7% of 2011 Net Sales spent on Research and Development. During 2011 there were increased investments in electrically-activated water technology platforms to further expand our chemical-free and other sustainable cleaning technologies offerings as well as investments in our core business including the work to redesign our large equipment portfolio. Sales of new products introduced in the past three years generated approximately 35% of our equipment sales during 2011, exceeding our long-stated goal of 30%.

We ended 2011 with a Debt-to-Capital ratio of 14.2%, $52.3 million in Cash and Cash Equivalents compared to $39.5 million at the end of 2010, and Shareholders’ Equity of $220.9 million. During 2011, we generated operating cash flows of $56.9 million. Total debt was $36.5 million as of December 31, 2011 compared to $30.8 million at the end of 2010.

Historical Results

The following table compares the historical results of operations for the years ended December 31, 2011, 2010 and 2009 in dollars and as a percentage of Net Sales (in thousands, except per share amounts and percentages):

	2011	%	2010	%	2009	%
Net Sales	$753,998	100.0	$667,667	100.0	$595,875	100.0
Cost of Sales	434,817	57.7	383,341	57.4	349,767	58.7
Gross Profit	319,181	42.3	284,326	42.6	246,108	41.3
Operating Expense:
Research and Development Expense	27,911	3.7	25,957	3.9	22,978	3.9
Selling and Administrative Expense	241,625	32.0	221,235	33.1	202,260	33.9
Goodwill Impairment Charge	-	-	-	-	43,363	7.3
Total Operating Expenses	269,536	35.7	247,192	37.0	268,601	45.1
Profit (Loss) from Operations	49,645	6.6	37,134	5.6	(22,493)	(3.8)
Other Income (Expense):
Interest Income	752	0.1	133	-	393	0.1
Interest Expense	(2,238)	(0.3)	(1,619)	(0.2)	(2,830)	(0.5)
Net Foreign Currency Transaction Gains (Losses)	559	0.1	(902)	(0.1)	(412)	(0.1)
ESOP Income	-	-	-	-	990	0.2
Other Income (Expense), Net	12	-	(19)	-	32	-
Total Other (Expense) Income, Net	(915)	(0.1)	(2,407)	(0.4)	(1,827)	(0.3)
Profit (Loss) Before Income Taxes	48,730	6.5	34,727	5.2	(24,320)	(4.1)
Income Tax Expense	16,017	2.1	(76)	-	1,921	0.3
Net Earnings (Loss)	$32,713	4.3	$34,803	5.2	$(26,241)	(4.4)
Net Earnings (Loss) per Diluted Share	$1.69		$1.80		$(1.42)

Consolidated Financial Results

Net Earnings for 2011 were $32.7 million, or $1.69 per diluted share, compared to $34.8 million, or $1.80 per diluted share for 2010. Net Earnings were impacted by:

•	An increase in Net Sales of 12.9%, primarily driven by equipment unit volume increases.

•	A decrease in S&A Expense as a percentage of Net Sales of 110 basis points due to continued tight cost controls and improved operating efficiencies.

Net Earnings for 2010 were $34.8 million, or $1.80 per diluted share, compared to a Net Loss of $26.2 million, or $1.42 loss per diluted share for 2009. Net Earnings were impacted by:

•	An increase in Net Sales of 12.0%, primarily driven by equipment unit volume increases.

•	A 130 basis point increase in Gross Profit margin to 42.6% due to higher sales volume, continued tight spending controls and flexible production management.

•	A decrease in S&A Expense as a percentage of Net Sales of 80 basis points due to continued tight spending controls and leveraging our existing resources.

•	A tax benefit from an international entity restructuring contributed $0.56 per diluted share.

Net Sales

In 2011, consolidated Net Sales were $754.0 million, an increase of 12.9% as compared to 2010. Consolidated Net Sales were $667.7 million in 2010, an increase of 12.0% as compared to 2009.

The components of the consolidated Net Sales change for 2011 as compared to 2010, and 2010 as compared to 2009, were as follows:

Growth Elements	2011 v. 2010	2010 v. 2009
Organic Growth:
Volume	8.9%	12.0%
Price	1.5%	-
Organic Growth	10.4%	12.0%
Foreign Currency	2.5%	-
Acquisitions	-	-
Total	12.9%	12.0%

The 12.9% increase in consolidated Net Sales for 2011 as compared to 2010 was primarily driven by an increase in equipment unit sales volume.

The 12.0% increase in consolidated Net Sales for 2010 as compared to 2009 was primarily driven by an increase in equipment unit sales volume.

The following table sets forth annual Net Sales by operating segment and the related percent change from the prior year (in thousands, except percentages):

	2011	%	2010	%	2009	%
Americas	$481,426	13.4	$424,462	16.0	$366,034	(15.2)
Europe, Middle East and Africa	188,338	9.1	172,619	(2.9)	177,829	(18.3)
Asia Pacific	84,234	19.3	70,586	35.7	52,012	(0.5)
Total	$753,998	12.9	$667,667	12.0	$595,875	(15.0)

Americas – In 2011, Americas Net Sales increased 13.4% to $481.4 million as compared with $424.5 million in 2010. The primary driver of the increase in Net Sales was attributable to sales unit volume increases with continued growth of scrubbers equipped with our ec-H2O technology in North America and growth of industrial equipment in Latin America. Favorable direct foreign currency translation exchange effects increased Net Sales by approximately 0.5%.

In 2010, Americas Net Sales increased 16.0% to $424.5 million as compared with $366.0 million in 2009. The primary driver of the increase in Net Sales is attributable to sales unit volume increases, primarily from industrial equipment and scrubbers equipped with our ec-H2O technology. Favorable direct foreign currency translation exchange effects increased Net Sales by approximately 1%.

Europe, Middle East and Africa – Europe, Middle East and Africa (“EMEA”) Net Sales in 2011 increased 9.1% to $188.3 million as compared to 2010 Net Sales of $172.6 million. Favorable direct foreign currency exchange effects increased EMEA Net Sales by approximately 4.5% in 2011. An organic sales increase of approximately 4.6% was primarily due to growth of indoor equipment, in particular increased sales of scrubbers equipped with our ec-H2O technology, which was somewhat offset by lower sales of outdoor equipment.

EMEA Net Sales in 2010 decreased 2.9% to $172.6 million as compared to 2009 Net Sales of $177.8 million. Unfavorable direct foreign currency exchange effects decreased EMEA Net Sales by approximately 4.5% in 2010. An organic sales increase of approximately 1.6% was primarily due to increased unit volume in our service, parts and consumables business, partially offset by lower equipment unit volume.

Asia Pacific – Asia Pacific Net Sales in 2011 increased 19.3% to $84.2 million over 2010 Net Sales of $70.6 million. An organic sales increase of approximately 10.3% was primarily due to strong growth of industrial scrubbers, especially in China, which was somewhat offset by selling price decreases in some mature markets related to movements in foreign exchange rates. Favorable direct foreign currency exchange effects increased Net Sales by approximately 9.0% in 2011.

Asia Pacific Net Sales in 2010 increased 35.7% to $70.6 million over 2009 Net Sales of $52.0 million. An organic sales increase of approximately 25.2% was primarily due to equipment unit volume increases in both Australia and China. Favorable direct foreign currency exchange effects increased Net Sales by approximately 10.5% in 2010.

Gross Profit

Gross Profit margin was 42.3% in 2011, a decrease of 30 basis points as compared to 2010. Gross Profit margin in 2011 was adversely impacted by 30 basis points due to an unfavorable net adjustment to LIFO inventory resulting from an increase in inventories and higher cost indices. Raw material cost inflation in 2011 was mitigated by selling price increases, productivity improvements, tight cost controls and leverage from higher production levels.

Gross Profit margin was 42.6% in 2010, an increase of 130 basis points as compared to 2009. Gross Profit margin was favorably impacted by manufacturing efficiencies from increased sales volume, somewhat offset by higher commodity costs.

Operating Expenses

Research and Development Expense – Research and Development Expense (“R&D Expense”) increased $2.0 million, or 7.5%, in 2011 as compared to 2010. As a percentage of Net Sales, 2011 R&D Expense decreased 20 basis points to 3.7% in 2011 from 3.9% in the prior year. R&D Expense increased in 2011 as we made additional investments in our chemical-free and other sustainable cleaning technologies as well as our core business.

R&D Expense increased $3.0 million, or 13.0%, in 2010 as compared to 2009 and remained consistent with the prior year at 3.9% as a percentage of Net Sales. Higher sales and improved profitability in 2010 allowed increased investment levels in key research and development projects, primarily for our chemical-free technologies.

Selling and Administrative Expense – Selling and Administrative Expense (“S&A Expense”) increased by $20.4 million, or 9.2%, in 2011 compared to 2010 due to higher variable costs related to the increased sales volume, $4.0 million related to the Hofmans product obsolescence and international executive severance, and investments in our sustainable cleaning business. As a percentage of Net Sales, 2011 S&A Expense decreased 110 basis points to 32.0% due to continued tight cost controls and improved operating efficiencies.

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

Total Other Income (Expense), Net

Interest Income – Interest Income was $0.8 million in 2011, an increase of $0.6 million from 2010. The increase between 2011 and 2010 is due to higher interest rates on higher cash investments.

Interest Income was $0.1 million in 2010, a decrease of $0.3 million from 2009. The decrease between 2010 and 2009 mainly reflects the impact of no ESOP interest income in 2010 as the ESOP loan matured on December 31, 2009.

Interest Expense – Interest Expense was $2.2 million in 2011 as compared to $1.6 million in 2010. This increase is primarily due to a higher level of debt with a higher interest rate related to long-term fixed rate borrowings initiated in 2011.

Interest Expense was $1.6 million in 2010 as compared to $2.8 million in 2009. This decline is primarily due to a lower level of borrowings against our revolving credit facility in 2010 as compared to 2009.

Net Foreign Currency Transaction Gains (Losses) – Net Foreign Currency Transaction Gains were $0.6 million in 2011 as compared to Losses of $0.9 million in 2010. The favorable increase from the prior year was due to fluctuations in foreign currency rates in the normal course of business.

Net Foreign Currency Transaction Losses were $0.9 million in 2010 as compared to $0.4 million in 2009. The decrease from the prior year was due to fluctuations in foreign currency rates in the normal course of business.

ESOP Income – There was no ESOP Income during 2011 and 2010. On December 31, 2009, the term for this ESOP program expired.

Other (Expense) Income, Net – There was no significant change in Other (Expense) Income, Net in 2011 as compared to 2010 or in 2010 as compared to 2009.

Income Taxes

The overall effective income tax rate was 32.9%, (0.2%) and 7.9% in 2011, 2010 and 2009 respectively. The tax expense for 2011 includes only a $0.5 million tax benefit in the second quarter associated with the $5.5 million pre-tax charges related to Hofmans product obsolescence and international executive severance which contributed to an increased overall effective rate. Excluding these charges, the overall effective tax rate would have been 30.4%. The decrease in the 2011 overall effective tax rate as compared to the prior year, excluding the effect of these one-time charges, was primarily related to changes in our full year taxable earnings by country, and a decrease in the statutory tax rates in various foreign jurisdictions.

The 2010 net tax benefit included a $10.9 million tax benefit associated with a restructuring and realignment of international operations recorded in the fourth quarter, materially impacting the overall effective rate. Excluding the tax benefit associated with the fourth quarter restructuring and realignment of international operations, the 2010 overall rate would have been 31.3%.

Liquidity and Capital Resources

Liquidity – Cash and Cash Equivalents totaled $52.3 million at December 31, 2011, as compared to $39.5 million of Cash and Cash Equivalents as of December 31, 2010. Cash and Cash Equivalents held by our foreign subsidiaries totaled $11.3 million as of December 31, 2011 as compared to $10.6 million of Cash and Cash Equivalents held by our foreign subsidiaries as of December 31, 2010. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.2 and 2.1 as of December 31, 2011 and 2010, respectively, based on working capital of $148.1 million and $132.1 million, respectively.

Our Debt-to-Capital ratio was 14.2% as of December 31, 2011, compared with 12.5% as of December 31, 2010. Our capital structure was comprised of $36.5 million of Long-Term Debt and $220.9 million of Shareholders’ Equity as of December 31, 2011.

Cash Flow Summary – Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	2011	2010	2009
Operating Activities	$56,909	$42,530	$75,185
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(13,301)	(9,934)	(11,172)
Acquisitions of Businesses, Net of Cash Acquired	(2,917)	(86)	(2,162)
Restricted Cash	(3,279)	-	-
Financing Activities	(24,247)	(10,342)	(74,068)
Effect of Exchange Reate Changes on Cash and Cash Equivalents	(355)	(701)	994
Net Increase (Decrease) in Cash and Cash Equivalents	$12,810	$21,467	$(11,223)

Operating Activities – Cash provided by operating activities was $56.9 million in 2011, $42.5 million in 2010 and $75.2 million in 2009. In 2011, cash provided by operating activities was driven by $32.7 million of Net Earnings and increased Accounts Payable, somewhat offset by increases in Inventories and Receivables. The increase in Inventories is due to sales and service initiatives. The increases in Accounts Payable and Receivables is due to higher levels of sales. Cash provided by operating activities was $14.4 million higher in 2011 as compared to 2010 primarily due to the smaller increase in Deferred Income Taxes in 2011 as compared to 2010 which was impacted by the international entity restructuring that occurred in the 2010 fourth quarter.

In 2010, cash provided by operating activities was driven by $34.8 million of Net Earnings as well as increased Accrued Expenses, primarily from sales and management incentives, somewhat offset by increases in Receivables and Inventories, both increasing at year end due to strong fourth quarter Net Sales. Cash provided by operating activities was $32.7 million lower in 2010 as compared to 2009. This decrease was primarily driven by higher working capital related to higher sales levels as of year end 2010 as compared to year end 2009.

For 2011, we used operating profit and working capital as key indicators of financial performance and the primary metrics for performance-based incentives.

Two metrics used by management to evaluate how effectively we utilize our net assets are “Accounts Receivable Days Sales Outstanding” (“DSO”) and “Days Inventory on Hand” (“DIOH”), on a FIFO basis. The metrics are calculated on a rolling three month basis in order to more readily reflect changing trends in the business. These metrics for the quarters ended December 31 were as follows (in days):

	2011	2010	2009
DSO	58	59	67
DIOH	88	83	87

DSO decreased 1 day in 2011 as compared to 2010 primarily due to increased Net Sales as well as our continued focus on proactively managing Accounts Receivable by enforcing tighter credit limits and collecting past due balances.

DIOH increased 5 days in 2011 as compared to 2010 primarily due to higher levels of inventories to support fourth quarter 2011 sales and service initiatives.

Investing Activities – Net cash used for investing activities was $19.5 million in 2011, $10.0 million in 2010 and $13.3 million in 2009. Net capital expenditures were $13.3 million during 2011 as compared to $9.9 million in 2010. Net capital expenditures were $11.2 million in 2009. Our 2011 capital expenditures included tooling related to new product development, investments in our facilities including the new plant in China, technology upgrades, and manufacturing and lab equipment.

Capital expenditures in 2010 included technology upgrades and tooling related to new product development and manufacturing equipment. Capital expenditures in 2009 included technology upgrades, tooling related to new product development and investments in our Minnesota facilities to complete the Global Innovation Center to support new product innovation efforts.

Financing Activities – Net cash used for financing activities was $24.2 million in 2011 and $10.3 million in 2010. Net cash used for financing activities was $74.1 million in 2009. In 2011, payments of floating rate Long-Term Debt used $19.3 million, which was more than offset by $20.0 million issuance of fixed rate Long-Term Debt, and payments of dividends used $12.9 million. In 2010, payments of dividends used $11.2 million and payments of Long-Term Debt used $4.2 million. In 2009, payments of Long-Term Debt used $67.2 million and dividend payments used $9.9 million. Our annual cash dividend payout increased for the 40th consecutive year to $0.68 per share in 2011, an increase of $0.09 per share over 2010.

Proceeds from the issuance of Common Stock generated $4.2 million in 2011, $6.5 million in 2010 and $0.9 million in 2009.

On May 3, 2007, the Board of Directors authorized the repurchase of 1,000,000 shares of our Common Stock. On February 21, 2011, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. At December 31, 2011, there were 719,570 remaining shares authorized for repurchase.

There were 469,304 shares repurchased in 2011, 100,000 shares repurchased during 2010 and no shares repurchased in 2009, at average repurchase prices of $37.51 during 2011 and $31.53 during 2010. Our Credit Agreement with JPMorgan Chase Bank limits the payment of dividends and repurchases of stock to amounts ranging from $50.0 million to $75.0 million per fiscal year based on our leverage ratio after giving effect to such payments for the life of the agreement.

Indebtedness – As of December 31, 2011, we had committed lines of credit totaling approximately $125.0 million and uncommitted lines of credit totaling $82.6 million. There was $10.0 million in outstanding borrowings under our JPMorgan facility and $20.0 million in outstanding borrowings under our Prudential facility as of December 31, 2011. In addition, we had stand alone letters of credit of approximately $1.8 million outstanding and bank guarantees in the amount of approximately $1.0 million. Commitment fees on unused lines of credit for the year ended December 31, 2011 were $0.3 million.

Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in the Shelf Agreement with Prudential, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2011, our indebtedness to EBITDA ratio was 0.54 to 1 and our EBITDA to interest expense ratio was 32.82 to 1.

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

As of December 31, 2011 we were in compliance with all covenants under the Credit Agreement. There was $10.0 million in outstanding borrowings under this facility at December 31, 2011, with a weighted average interest rate of 1.75%.

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

As of December 31, 2011, there was $20.0 million in outstanding borrowings under this facility; the $10.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018 and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants of the Shelf Agreement as of December 31, 2011.

The Royal Bank of Scotland Citizens, N.A.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland N.V. in the amount of 2.0 million Euros or approximately $2.6 million. There was no balance outstanding on this facility as of December 31, 2011.

Notes Payable

On May 31, 2011, we incurred $1.5 million in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, which remains outstanding as of December 31, 2011.

Contractual Obligations – Our contractual obligations as of December 31, 2011, are summarized by period due in the following table (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt (1)	$31,549	$775	$2,774	$16,857	$11,143
Interest payments on long-term debt (1)	5,162	995	1,927	1,388	852
Capital leases	4,779	3,321	1,458	-	-
Interest payments on capital leases	285	194	91	-	-
Retirement benefit plans(2)	1,008	1,008	-	-	-
Deferred compensation arrangements(3)	6,713	537	944	450	4,782
Operating leases (4)	18,629	7,937	7,439	2,396	857
Purchase obligations (5)	46,867	46,867	-	-	-
Other (6)	1,021	731	290	-
Total contractual obligations	$116,013	$62,365	$14,923	$21,091	$17,634

(1) Long-term debt represents bank borrowings and borrowings through our Credit Agreement with JPMorgan and our Private Shelf Agreement with Prudential. Our Credit Agreement with JPMorgan does not have specified repayment terms; therefore, repayment is due upon expiration of the agreement on May 5, 2016. Interest payments on our Credit Agreement were calculated using the December 31, 2011 LIBOR rate based on the assumption that the principal would be repaid in full upon the expiration of the agreement. Our borrowings under our Private Shelf Agreement with Prudential have 7 and 10 year terms, serially maturing from 2014 to 2021 with fixed interest rates of 4.00% and 4.10%, respectively.

(2) Our retirement benefit plans, as described in Note 11 of the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Our plan obligations totaled $30.8 million as of December 31, 2011. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our 2012 expected contribution in the contractual obligations table.

(3) The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $6.7 million as of December 31, 2011. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant distribution elections.

(4) Operating lease commitments consist primarily of office and warehouse facilities, vehicles and office equipment as discussed in Note 13 of the Consolidated Financial Statements.

(5) Purchase obligations include all known open purchase orders, contractual purchase commitments and contractual obligations as of December 31, 2011.

(6) Other obligations include collateralized borrowings as discussed in Note 8 of the Consolidated Financial Statements and residual value guarantees as discussed in Note 13 of the Consolidated Financial Statements.

Total contractual obligations exclude our gross unrecognized tax benefits of $3.4 million and accrued interest and penalties of $0.4 million as of December 31, 2011. We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 14 of the Consolidated Financial Statements.

Newly Issued Accounting Guidance

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for fair value measurements providing common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. While the guidance is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect this guidance to have a material impact on our results of operations or financial position.

Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will require us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued an amendment to this standard which defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This amended guidance will not impact our results of operations or financial position.

Testing Goodwill for Impairment

In September 2011, the FASB issued updated accounting guidance on the periodic testing of goodwill for impairment. This updated accounting guidance permits companies to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If a company determines through this qualitative analysis that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, it is not necessary to perform the two-step impairment test. This guidance is effective for annual and interim periods beginning after December 15, 2011, however early adoption is permitted. We elected to early adopt this guidance for the annual fiscal year ended December 31, 2011. The adoption of this guidance did not have an impact on our results of operations or financial position.

Offsetting Assets and Liabilities Disclosures

In December 2011, the FASB issued updated accounting guidance on disclosures about offsetting assets and liabilities. This update adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The new disclosures are required for interim and annual reporting periods beginning on or after January 1, 2013. We do not expect this guidance to have a material impact on our results of operations or financial position.

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

Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Bad debt write-offs as a percentage of Net Sales were approximately 0.2% in 2011, 0.3% in 2010 and 0.7% in 2009. As of December 31, 2011, we had $3.7 million reserved against Accounts Receivable for doubtful accounts.

Inventory Reserves – We value our inventory at the lower of the cost of inventory or fair market value through the establishment of a reserve for excess, slow moving and obsolete inventory. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed by comparing our inventory levels to our projected demand requirements based on historical demand, market conditions and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there are significant declines in demand for certain products. This reserve creates a new cost basis for these products and is considered permanent. As of December 31, 2011, we had $4.2 million reserved against Inventories.

Goodwill – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is allocated to our reporting units at the time of the acquisition. We analyze Goodwill on an annual basis and when an event occurs or circumstances change that may reduce the fair value of one of our reporting units below its carrying amount. A goodwill impairment loss occurs if the carrying amount of a reporting unit’s goodwill exceeds its fair value.

Beginning in 2011, we performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Prior to 2011, the analysis of qualitative factors was not an option and the two-step impairment testing was performed. The first step is used as an indicator to identify if there is potential goodwill impairment. If the first step indicates there may be an impairment, the second step is performed which measures the amount of the goodwill impairment, if any. We perform our goodwill impairment analysis as of year end and use our judgment to develop assumptions for the discounted cash flow model that we use. Management assumptions include forecasting revenues and margins, estimating capital expenditures, depreciation, amortization and discount rates.

If our goodwill impairment testing resulted in one or more of our reporting units’ carrying amount exceeding its fair value, we would write down our reporting units’ carrying amount to its fair value and would record an impairment charge in our results of operations in the period such determination is made. Subsequent reversal of goodwill impairment charges is not permitted. During the first quarter of 2009, we recorded a goodwill impairment loss of $43.4 million. Each of our reporting units were analyzed for impairment as of December 31, 2011 and based upon our analysis, the estimated fair values of our reporting units substantially exceeded their carrying amounts. We had Goodwill of $20.3 million as of December 31, 2011.

Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to net sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty expense as a percentage of Net Sales was 1.7% in 2011, 1.6% in 2010 and 1.4% in 2009. As of December 31, 2011, we had $8.8 million reserved for future estimated warranty costs.

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

Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our Consolidated Statements of Operations. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2011, a valuation allowance of $3.2 million was recorded against foreign tax loss carryforwards and state credit carryforwards.

Cautionary Factors Relevant to Forward-Looking Information

This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contain certain statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include:

•	Geopolitical and economic uncertainty throughout the world.

•	Competition in our business.

•	Ability to effectively manage organizational changes.

•	Ability to comply with laws and regulations.

•	Ability to effectively maintain and manage the data in our computer systems.

•	Unforeseen product liability claims or product quality issues.

•	Ability to develop and fund new innovative products and services.

•	Ability to attract and retain key personnel.

•	Ability to successfully upgrade and evolve the capabilities of our computer systems.

•	Occurrence of a significant business interruption.

•	Fluctuations in the cost or availability of raw materials and purchased components.

•	Ability to acquire, retain and protect proprietary intellectual property rights.

•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.

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

During 2011, our raw materials and other purchased component costs were unfavorably impacted by commodity prices although we are able to somewhat mitigate these higher costs with pricing actions and cost reduction activities. We continue to focus on mitigating the risk of continued future raw material or other product component cost increases through product pricing, negotiations with our vendors and cost reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices increase significantly and we are not able to offset the increases with higher selling prices, our results may be unfavorably impacted in 2012.

Foreign Currency Exchange Risk – Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposures are with the Euro, Australian and Canadian dollars, British pound, Japanese yen, Chinese yuan and Brazilian real against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between Tennant operations in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volume within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations.

Because a substantial portion of our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of $45.5 million and $40.3 million at the end of 2011 and 2010, respectively. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of December 31, 2011, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.

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

ITEM 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tennant Company:

We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as included in Item 15.A.2. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may became inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Tennant Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Minneapolis, MN
February 24, 2012

Consolidated Statements of Operations
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

Years ended December 31	2011	2010	2009
Net Sales	$753,998	$667,667	$595,875
Cost of Sales	434,817	383,341	349,767
Gross Profit	319,181	284,326	246,108
Operating Expense:
Research and Development Expense	27,911	25,957	22,978
Selling and Administrative Expense	241,625	221,235	202,260
Goodwill Impairment Charge	-	-	43,363
Total Operating Expense	269,536	247,192	268,601
Profit (Loss) from Operations	49,645	37,134	(22,493)
Other Income (Expense):
Interest Income	752	133	393
Interest Expense	(2,238)	(1,619)	(2,830)
Net Foreign Currency Transaction Gains (Losses)	559	(902)	(412)
ESOP Income	-	-	990
Other Income (Expense), Net	12	(19)	32
Total Other Expense, Net	(915)	(2,407)	(1,827)
Profit (Loss) Before Income Taxes	48,730	34,727	(24,320)
Income Tax Expense (Benefit)	16,017	(76)	1,921
Net Earnings (Loss)	$32,713	$34,803	$(26,241)

Net Earnings (Loss) per Share:
Basic	$1.74	$1.85	$(1.42)
Diluted	$1.69	$1.80	$(1.42)

Weighted Average Shares Outstanding:
Basic	18,832,693	18,805,494	18,507,772
Diluted	19,360,428	19,332,103	18,507,772

Cash Dividends Declared per Common Share	$0.68	$0.59	$0.53

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

December 31	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$52,339	$39,529
Restricted Cash	3,279	-
Receivables:
Trade, less Allowances of $4,828 and $4,311, respectively	123,920	123,830
Other	4,953	3,712
Net Receivables	128,873	127,542
Inventories	65,912	61,746
Prepaid Expenses	10,320	7,993
Deferred Income Taxes, Current Portion	10,358	11,459
Other Current Assets	1,015	-
Total Current Assets	272,096	248,269
Property, Plant and Equipment	286,949	287,751
Accumulated Depreciation	(199,795)	(200,123)
Property, Plant and Equipment, Net	87,154	87,628
Deferred Income Taxes, Long-Term Portion	15,014	14,182
Goodwill	20,303	20,423
Intangible Assets, Net	23,758	25,339
Other Assets	5,937	7,827
Total Assets	$424,262	$403,668
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$4,166	$3,154
Accounts Payable	46,869	40,498
Employee Compensation and Benefits	32,934	31,281
Income Taxes Payable	619	509
Other Current Liabilities	39,404	40,702
Total Current Liabilities	123,992	116,144
Long-Term Liabilities:
Long-Term Debt	32,289	27,674
Employee-Related Benefits	40,089	33,898
Deferred Income Taxes, Long-Term Portion	3,189	4,525
Other Liabilities	3,851	5,294
Total Long-Term Liabilities	79,418	71,391
Total Liabilities	203,410	187,535
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Preferred Stock of $0.02 par value per share, 1,000,000 shares authorized; no shares
issued or outstanding	-	-
Common Stock, $0.375 par value per share, 60,000,000 shares authorized; 18,834,940
and 19,038,843 issued and outstanding, respectively	7,063	7,140
Additional Paid-In Capital	15,082	10,876
Retained Earnings	227,944	220,391
Accumulated Other Comprehensive Loss	(29,237)	(22,274)
Total Shareholders’ Equity	220,852	216,133
Total Liabilities and Shareholders’ Equity	$424,262	$403,668

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES

(In thousands)

Years ended December 31	2011	2010	2009
OPERATING ACTIVITIES
Net Earnings (Loss)	$32,713	$34,803	$(26,241)
Adjustments to reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Depreciation	18,088	18,026	19,632
Amortization	3,330	3,166	3,171
Impairment of Intangible Assets	2,058	-	-
Goodwill Impairment Charge	-	-	43,363
Deferred Income Taxes	(1,352)	(11,412)	(1,433)
Stock-Based Compensation Expense	5,407	4,639	2,291
ESOP Income	-	-	426
Tax Benefit on ESOP	-	-	6
Allowance for Doubtful Accounts and Returns	1,879	1,403	1,253
Other, Net	508	503	(77)
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	(4,451)	(7,931)	1,889
Inventories	(7,665)	(4,391)	10,476
Accounts Payable	4,612	(1,445)	16,409
Employee Compensation and Benefits	1,177	1,162	4,015
Other Current Liabilities	1,711	6,058	(5,288)
Income Taxes	1,668	(1,716)	4,320
Other Assets and Liabilities	(2,774)	(335)	973
Net Cash Provided by Operating Activities	56,909	42,530	75,185
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(13,902)	(10,529)	(11,483)
Proceeds from Disposals of Property, Plant and Equipment	601	595	311
Acquisition of Businesses, Net of Cash Acquired	(2,917)	(86)	(2,162)
Increase in Restricted Cash	(3,279)	-	-
Net Cash Used for Investing Activities	(19,497)	(10,020)	(13,334)
FINANCING ACTIVITIES
Change in Short-Term Borrowings, Net	-	(7)	3
Payments of Long-Term Debt	(19,272)	(4,192)	(67,212)
Issuance of Long-Term Debt	20,000	-	82
Purchases of Common Stock	(17,603)	(3,153)	-
Proceeds from Issuances of Common Stock	4,214	6,467	914
Tax Benefit on Stock Plans	1,266	1,724	114
Dividends Paid	(12,852)	(11,181)	(9,861)
Principal Payment from ESOP	-	-	1,892
Net Cash Used for Financing Activities	(24,247)	(10,342)	(74,068)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(355)	(701)	994
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,810	21,467	(11,223)
Cash and Cash Equivalents at Beginning of Year	39,529	18,062	29,285
CASH AND CASH EQUIVALENTS AT END OF YEAR	$52,339	$39,529	$18,062
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Year for:
Income Taxes	$13,158	$13,908	$(4,319)
Interest	$2,059	$1,559	$2,779
Supplemental Non-Cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$2,893	$2,398	$5,784
Capital Expenditures in Accounts Payable	$1,979	$363	$805
Collateralized Borrowings	$127	$471	$1,342
Notes Payable Related to Water Star, Inc. Acquisition	$1,500	$-	$-

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income
TENNANT COMPANY AND SUBSIDIARIES

(In thousands, except shares and per share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Receivable from ESOP	Total Shareholders' Equity
Balance, December 31, 2008	18,284,746	$6,857	$6,649	$223,692	$(26,391)	$(903)	$209,904
Net Loss	-	-	-	(26,241)	-	-	(26,241)
Foreign Currency Translation Adjustments	-	-	-	-	5,104	-	5,104
Pension Adjustments, net of income
taxes of $1,048	-	-	-	-	(1,822)	-	(1,822)
Comprehensive Loss							(22,959)

Issue Stock for Directors,
Employee Benefit and Stock Plans	466,082	175	4,327	-	-	-	4,502
Share-Based Compensation	-	-	1,670	-	-	-	1,670
Dividends paid, $0.53 per Common Share	-	-	-	(9,861)	-	-	(9,861)
Tax Benefit on Stock Plans	-	-	114	-	-	-	114
Tax Benefit on ESOP	-	-	-	6	-	-	6
Principal Payments from ESOP	-	-	-	-	-	1,892	1,892
Shares Allocated	-	-	-	-	-	(989)	(989)
Reclassification	-	-	(4,988)	4,988	-	-	-
Balance, December 31, 2009	18,750,828	$7,032	$7,772	$192,584	$(23,109)	$-	$184,279
Net Earnings	-	-	-	34,803	-	-	34,803
Foreign Currency Translation Adjustments	-	-	-	-	762	-	762
Pension Adjustments, net of income tax
benefit of $98	-	-	-	-	73	-	73
Comprehensive Income							35,638

Issue Stock for Directors,
Employee Benefit and Stock Plans	388,015	146	6,029	-	-	-	6,175
Share-Based Compensation	-	-	2,651	-	-	-	2,651
Dividends paid, $0.59 per Common Share	-	-	-	(11,181)	-	-	(11,181)
Tax Benefit on Stock Plans	-	-	1,724	-	-	-	1,724
Purchases of Common Stock	(100,000)	(38)	(3,115)	-	-	-	(3,153)
Reclassification	-	-	(4,185)	4,185		-	-
Balance, December 31, 2010	19,038,843	$7,140	$10,876	$220,391	$(22,274)	$-	$216,133
Net Earnings	-	-	-	32,713	-	-	32,713
Foreign Currency Translation Adjustments	-	-	-	-	(3,141)	-	(3,141)
Pension Adjustments, net of income
taxes of $1,266	-	-	-	-	(3,822)	-	(3,822)
Comprehensive Income							25,750

Issue Stock for Directors,
Employee Benefit and Stock Plans	265,401	99	4,019	-	-	-	4,118
Share-Based Compensation	-	-	4,041	-	-	-	4,041
Dividends paid, $0.68 per Common Share	-	-	-	(12,852)	-	-	(12,852)
Tax Benefit on Stock Plans	-	-	1,265	-	-	-	1,265
Purchases of Common Stock	(469,304)	(176)	(17,427)	-	-	-	(17,603)
Reclassification	-	-	12,308	(12,308)	-	-	-
Balance, December 31, 2011	18,834,940	$7,063	$15,082	$227,944	$(29,237)	$-	$220,852

The Company had 60,000,000 authorized shares of Common Stock as of December 31, 2011, 2010 and 2009.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

1.	Summary of Significant Accounting Policies

Nature of Operations – Our primary business is designing, manufacturing and marketing solutions that help create a cleaner, safer, healthier world. Our products include equipment for maintaining surfaces in industrial, commercial and outdoor environments; chemical-free and other sustainable cleaning technologies; and coatings for protecting, repairing and upgrading floors and other surfaces. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are located in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific.

Consolidation – The Consolidated Financial Statements include the accounts of Tennant Company and its subsidiaries. All intercompany transactions and balances have been eliminated. In these Notes to the Consolidated Financial Statements, Tennant Company is referred to as “Tennant,” “we,” “us,” or “our.”

Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of Shareholders’ Equity. The balance of cumulative foreign currency translation adjustments recorded within Accumulated Other Comprehensive Gain (Loss) as of December 31, 2011, 2010, 2009 and 2008 was a net loss of $20,286, $17,145, $17,907 and $23,011, respectively. Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Net Foreign Currency Transaction Gains (Losses) are included in Other (Expense) Income.

Use of Estimates – In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. A number of these factors include, among others, economic conditions, credit markets, foreign currency, commodity cost volatility and consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash and Cash Equivalents – We consider all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash – We have a total of $3,279 that serves as collateral backing certain bank guarantees and is therefore restricted. This money is invested in time deposits.

Receivables – Credit is granted to our customers in the normal course of business. Receivables are recorded at original carrying value less reserves for estimated uncollectible accounts and sales returns. To assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. An account is considered past-due or delinquent when it has not been paid within the contractual terms. Uncollectible accounts are written off against the reserves when it is deemed that a customer account is uncollectible.

Inventories – Inventories are valued at the lower of cost or market. Cost is determined on a first in, first-out (“FIFO”) basis except for Inventories in North America which are determined on a last-in, first-out (“LIFO”) basis.

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

Goodwill – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. We analyze Goodwill on an annual basis as of year end and when an event occurs or circumstances change that may reduce the fair value of one of our reporting units below its carrying amount. A Goodwill impairment occurs if the carrying amount of a reporting unit’s Goodwill exceeds its fair value. In assessing the recoverability of Goodwill, in 2011 we began using an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Prior to 2011, in assessing the recoverability of Goodwill, we used a discounted cash flow model to estimate the reporting unit’s fair value to compare to its carrying amount. Management used judgment to develop assumptions for the discounted cash flow model including forecasting revenues and margins, estimating capital expenditures, depreciation, amortization and discount rates.

Intangible Assets – Intangible Assets consist of definite lived customer lists, service contracts, an acquired trade name and technology. Intangible Assets with a definite life are amortized on a straight-line basis.

Impairment of Long-lived Assets – We periodically review our intangible and long-lived assets for impairment and assess whether events or circumstances indicate that the carrying amount of the assets may not be recoverable. We generally deem an asset group to be impaired if an estimate of undiscounted future operating cash flows is less than its carrying amount. If impaired, an impairment loss is recognized based on the excess of the carrying amount of the individual asset group over its fair value.

Purchases of Common Stock – We repurchase our Common Stock under a 2011 repurchase program authorized by our Board of Directors. This program allows us to repurchase up to 1,000,000 shares of our Common Stock. Upon repurchase, the par value is charged to Common Stock and the remaining purchase

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

price is charged to Additional Paid-in Capital. If the amount of the remaining purchase price causes the Additional Paid-in Capital account to be in a debit position, this amount is then reclassified to Retained Earnings. Common Stock repurchased is included in shares authorized but is not included in shares outstanding.

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

Postretirement Benefits – We accrue and recognize the cost of retiree health benefits over the employees’ period of service based on actuarial estimates.

Derivative Financial Instruments – We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities (principally the Euro, Australian and Canadian dollars, British pound, Japanese yen, Chinese yuan and Brazilian real). We have elected not to apply hedge accounting treatment to these contracts as our contracts are for a short duration. These contracts are marked-to-market with the related asset or liability recorded in Other Current Assets or Other Current Liabilities, as applicable. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated net assets and liabilities are recognized in Other (Expense) Income under Net Foreign Currency Transaction Gains (Losses) within the Consolidated Statements of Operations.

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

Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, e-mail marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2011, 2010 and 2009 such activities amounted to $6,728, $5,516 and $4,380, respectively.

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

Earnings (Loss) per Share – Basic earnings (loss) per share is computed by dividing Net Earnings (Loss) by the Weighted Average Shares Outstanding during the period. Diluted earnings (loss) per share assume conversion of potentially dilutive stock options and restricted share awards. Performance-based shares are included in the calculation of diluted earnings (loss) per share in the quarter in which the performance targets have been achieved.

Subsequent Events - Events that have occurred subsequent to December 31, 2011 have been evaluated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

2.	Newly Adopted Accounting Pronouncements

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

Business Combinations

In December 2010, the FASB updated guidance to clarify the acquisition date that should be used for reporting the pro forma financial information disclosure when comparative financial statements are presented. We adopted the updated guidance on January 1, 2011. The adoption of the updated guidance did not have an impact on our financial statement disclosures.

Fair Value Measurements and Disclosures

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which we adopted the remaining guidance on January 1, 2011. The adoption of the remaining guidance did not have an impact on our financial position or results of operations.

Testing Goodwill for Impairment

In September 2011, the FASB issued updated accounting guidance on the periodic testing of goodwill for impairment. This updated accounting guidance permits companies to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If a company determines through this qualitative analysis that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is not necessary to perform the two-step impairment test. This guidance is effective for annual and interim periods beginning after December 15, 2011, however early adoption is permitted. We elected to early adopt this guidance for the annual fiscal year ended December 31, 2011. The adoption of this guidance did not have an impact on our results of operations or financial position.

3.	Management Actions

2010 Action - During the fourth quarter of 2010, we implemented a restructuring action. A pretax charge of $1,671 was recognized in the fourth quarter of 2010 as a result of that action. The pretax charge consisted of severance and outplacement services and was included within Selling and Administrative Expense in the 2010 Consolidated Statement of Earnings.

A reconciliation of the beginning and ending liability balances is as follows:

Severance, Early Retirement and Related Costs
2010 restructuring action	$1,671
Cash payments	(87)
December 31, 2010 balance	$1,584
2011 utilization:
Cash payments	(1,534)
Foreign currency adjustments	(54)
Change in estimate	110
December 31, 2011 balance	$106

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

4.	Acquisitions and Divestitures

Acquisitions

On May 31, 2011, we acquired Water Star, Inc. (“Water Star”), a Newbury, Ohio firm specializing in electrochemistry for $4,456. The total purchase price of $4,456 is comprised of $2,956 paid at closing and two $750 installment payments which will be paid in cash on the first and second anniversary dates of the acquisition. These installment payments are not contingent on any future services or other financial targets. This acquisition is consistent with our strategy to expand our intellectual property in support of our long-term vision to deliver sustainable, breakthrough innovations. The purchase price allocation is preliminary and will be adjusted based upon the final determination of fair value of assets acquired and liabilities assumed.

The components of the purchase price of the business combination described above have been allocated as follows:

Current Assets	$426
Property, Plant and Equipment, net	167
Identified Intangible Assets	3,800
Goodwill	472
Total Assets Acquired	4,865
Current Liabilities	409
Total Liabilities Assumed	409
Net Assets Acquired	$4,456

5.	Inventories

Inventories as of December 31, consisted of the following:

	2011	2010
Inventories carried at LIFO:
Finished goods	$32,648	$31,355
Raw materials, production parts and work-in-process	16,611	15,414
LIFO reserve	(27,926)	(26,462)
Total LIFO inventories	21,333	20,307

Inventories carried at FIFO:
Finished goods	31,912	23,770
Raw materials, production parts and work-in-process	12,667	17,669
Total FIFO inventories	44,579	41,439
Total Inventories	$65,912	$61,746

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO. LIFO reserve increased in 2011 due to increase in North America inventories and higher cost indices.

6.	Property, Plant and Equipment

Property, Plant and Equipment and related Accumulated Depreciation, including equipment under capital leases, as of December 31, consisted of the following:

	2011	2010
Land	$4,383	$4,397
Buildings and improvements	49,931	49,578
Machinery and manufacturing equipment	135,794	137,246
Office equipment	86,740	90,844
Work in progress	10,101	5,686
Total Property, Plant and Equipment	286,949	287,751
Less: Accumulated Depreciation	(199,795)	(200,123)
Net Property, Plant and Equipment	$87,154	$87,628

        Depreciation expense was $18,088 in 2011, $18,026 in 2010 and $19,632 in 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

7.	Goodwill and Intangible Assets

For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America; Latin America; Europe, Middle East, Africa (“EMEA”) and Asia Pacific. As of December 31, 2011, the Company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Based on the Company’s analysis of qualitative factors, the Company determined that is was not necessary to perform the two-step goodwill impairment test for any of its reporting units. Each of our reporting units were tested for impairment as of December 31, 2010 and based upon our analysis, the estimated fair values of our reporting units substantially exceeded their carrying amounts.

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

Upon performing the first step test for the interim impairment analysis in 2009, the estimated fair values of the North America, Latin America, and Asia Pacific reporting units exceeded their carrying amounts. However, we determined that the fair value of the EMEA reporting unit was below its carrying amount, indicating a potential goodwill impairment existed. Having determined that the goodwill of the EMEA reporting unit was potentially impaired, we performed Step 2 of the goodwill impairment analysis which involved calculating the implied fair value of its goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual value to the carrying amount of goodwill. As of March 31, 2009, as a result of our interim impairment tests, we recorded an impairment loss related to our EMEA reporting unit, which totaled $43,363, representing 100% of the goodwill for this reporting unit. There was no impairment of our other intangible assets.

The income tax benefit associated with the 2009 first quarter goodwill impairment was $1,074 which relates to the tax deductible portion of the goodwill impairment.

The changes in the carrying amount of Goodwill are as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2010	$67,008	$(46,585)	$20,423
Additions	688	-	688
Foreign currency fluctuations	(1,173)	365	(808)
Balance as of December 31, 2011	$66,523	$(46,220)	$20,303

Balance as of December 31, 2009	$68,706	$(48,525)	$20,181
Adjustments	(117)	-	(117)
Foreign currency fluctuations	(1,581)	1,940	359
Balance as of December 31, 2010	$67,008	$(46,585)	$20,423

The balances of acquired Intangible Assets, excluding Goodwill, as of December 31, are as follows:

	Customer Lists
	and	Trade
	Service Contracts	Name	Technology	Total
Balance as of December 31, 2011
Original cost	$25,987	$4,583	$7,136	$37,706
Accumulated amortization	(10,387)	(1,209)	(2,352)	(13,948)
Carrying amount	$15,600	$3,374	$4,784	$23,758
Weighted-average original life (in years)	14	14	13

Balance as of December 31, 2010
Original cost	$26,662	$4,709	$3,441	$34,812
Accumulated amortization	(7,344)	(901)	(1,228)	(9,473)
Carrying amount	$19,318	$3,808	$2,213	$25,339
Weighted-average original life (in years)	14	14	11

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The additions to Goodwill during 2011 were a result of our Water Star acquisition as well as recording a portion of the Shanghai ShenTan Mechanical and Electrical Equipment Co. Ltd. (“Shanghai ShenTan”) earn-out.

The net reduction of Goodwill during 2010 was a result of recording a portion of the Shanghai ShenTan earn-out, offset by the finalization of the valuation of the customer list acquired with the Applied Cleansing acquisition. The Applied Cleansing customer list has a useful life of 8 years.

During the second quarter of 2011, we impaired customer lists and technology Intangible Assets totaling $1,805 related to the obsolescence of the two Hofmans outdoor city cleaning products in Europe. This impairment charge is included within Selling and Administrative Expense in the 2011 Consolidated Statement of Earnings.

Amortization expense on Intangible Assets was $3,330, $3,166 and $3,120 for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated aggregate amortization expense based on the current carrying amount of amortizable Intangible Assets for each of the five succeeding years is as follows:

2012	$2,459
2013	2,343
2014	2,281
2015	2,269
2016	2,229
Thereafter	12,177
Total	$23,758

8.	Debt

Short-term borrowings and Long-Term Debt as of December 31 consisted of the following:

	2011	2010
Short-term borrowings:
Bank borrowings	$-	$-
Long-Term Debt:
Bank borrowings	49	128
Credit facility borrowings	30,000	25,000
Notes Payable	1,500	-
Collateralized borrowings	127	471
Capital lease obligations	4,779	5,229
Total Long-Term Debt	36,455	30,828
Less: current portion	4,166	3,154
Long-term portion	$32,289	$27,674

As of December 31, 2011, we had committed lines of credit totaling approximately $125,000 and uncommitted lines of credit totaling approximately $82,592. There was $10,000 in outstanding borrowings under our JPMorgan facility and $20,000 borrowings under our Prudential facility as of December 31, 2011. In addition, we had stand alone letters of credit of approximately $1,759 outstanding and bank guarantees in the amount of approximately $1,015. Commitment fees on unused lines of credit for the year ended December 31, 2011 were $338.

Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in our Shelf Agreement with Prudential described below, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2011, our indebtedness to EBITDA ratio was 0.54 to 1 and our EBITDA to interest expense ratio was 32.82 to 1.

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

As of December 31, 2011 we were in compliance with all covenants under the Credit Agreement. There was $10,000 in outstanding borrowings under this facility at December 31, 2011, with a weighted average interest rate of 1.75%.

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

As of December 31, 2011, there was $20,000 in outstanding borrowings under this facility; the $10,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018; and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants of the Shelf Agreement as of December 31, 2011.

The Royal Bank of Scotland Citizens, N.A.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2,000 Euros or approximately $2,592. There was no balance outstanding on this facility as of December 31, 2011.

Notes Payable

On May 31, 2011, we incurred $1,500 in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, which remains outstanding as of December 31, 2011.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The aggregate maturities of our outstanding debt including capital lease obligations as of December 31, 2011, are as follows:

2012	$5,354
2013	3,096
2014	3,211
2015	4,252
2016	13,994
Thereafter	11,995
Total minimum obligations	$41,902
Less: amount representing interest	(5,447)
Total	$36,455

9.	Other Current Liabilities

Other Current Liabilities as of December 31, consisted of the following:

	2011	2010
Taxes, other than income taxes	$5,629	$5,654
Warranty	8,759	7,043
Deferred revenue	3,159	2,740
Rebates	5,185	4,927
Freight	3,945	4,257
Restructuring	835	1,798
Miscellaneous accrued expenses	8,974	11,401
Other	2,918	2,882
Total	$39,404	$40,702

The changes in warranty reserves for the three years ended December 31 were as follows:

	2011	2010	2009
Beginning balance	$7,043	$5,985	$6,018
Product warranty provision	12,815	10,506	8,092
Acquired reserves	10	-	17
Foreign currency	(63)	(88)	133
Claims paid	(11,046)	(9,360)	(8,275)
Ending balance	$8,759	$7,043	$5,985

10.	Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Our population of assets and liabilities subject to fair value measurements at December 31, 2011 is as follows:

	Fair				Valuation
	value	Level 1	Level 2	Level 3	Technique
Assets:
Water Star technology	$3,800	$-	$-	$3,800	(a)
Foreign currency forward exchange contracts	1,015	-	1,015	-	(b)
Total Assets	$4,815	$-	$1,015	$3,800
Liabilities:
Foreign currency forward exchange contracts	$102	$-	$102	$-	(b)
Total Liabilities	$102	$-	$102	$-

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

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Consolidated Balance Sheets and are recognized in Other Income (Expense) under Net Foreign Currency Transaction Gains (Losses) within the Consolidated Statements of Operations. As of December 31, 2011 the fair value of such contracts outstanding was an asset of $1,015 and a liability of $102. As of December 31, 2010 the fair value of such contracts outstanding was a liability of $420. We recognized a net loss of $1,444 during 2011, a net gain of $1,216 during 2010 and a net loss of $2,932 during 2009. At December 31, 2011 and 2010, the notional amounts of foreign currency forward exchange contracts outstanding were $45,524 and $40,325, respectively.

The carrying amounts reported in the Consolidated Balance Sheets for Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Other Current Assets, Accounts Payable and Other Current Liabilities approximate fair value.

The fair market value of our Long-Term Debt approximates cost, based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

11.	Retirement Benefit Plans

Substantially all U.S. employees are covered by various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans and defined contribution savings plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our plans was $11,131, $11,231 and $10,101 in 2011, 2010 and 2009, respectively.

We have a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) in the U.S. covering certain current and retired employees. Plan benefits are based on the years of service and compensation during the highest five consecutive years of service in the final ten years of employment. No new participants have entered the plan since 2000. The plan has approximately 450 participants including 114 active employees as of December 31, 2011.

We have a U.S. postretirement medical benefit plan (the “U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with Tennant and age upon retirement.

Our defined contribution savings plan (“401(k)”) covers substantially all U.S. employees. Under this plan, we match up to 3% of the employee’s compensation in stock or cash to be invested per their election. Historically, matching contributions have been primarily funded by our ESOP Plan. However, as of December 31, 2009, all shares have been allocated. Additional disclosures about the ESOP Plan can be found in Note 16 of the Consolidated Financial Statements. Starting in 2010, the matching contributions to the 401(k) are funded primarily with cash. We also make a profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial performance and can be funded in the form of Tennant stock, cash or a combination of both. Expenses for the 401(k) plan were $6,864, $7,073 and $6,676 during 2011, 2010 and 2009, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

We expect to contribute approximately $1,742 to our U.S. Pension Plan, $129 to our U.S. Nonqualified Plan, $841 to our U.S. Retiree Plan, $214 to our U.K. Pension Plan and $38 to our German Pension Plan in 2012.

Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, 2011 are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$533	$533	$-	$-
Equity Securities:
U.S. Small-Cap (1)	445	445	-	-
U.S. Mid-Cap (1)	2,761	2,761	-	-
U.S. Large-Cap (1)	179	179	-	-
International Small-Cap (2)	116	116	-	-
Mutual Funds:
Corporate Bonds	11,557	11,557	-	-
U.S. Large-Cap (3)	12,646	12,646	-	-
Investment Account held by Pension Plan (4)	7,738	-	7,738	-
Total	$35,975	$28,237	$7,738	$-

(1)	This category is comprised of actively managed domestic common stocks.

(2)	This category is comprised of actively managed international common stocks.

(3)	This category is comprised of funds not actively managed that track the S&P 500.

(4)	This category is comprised of foreign and domestic equities and foreign and domestic fixed interest assets.

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

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2011	2010	2011	2010	2011	2010
Discount rate	4.39%	5.39%	4.94%	5.39%	4.20%	5.00%
Rate of compensation increase	3.00%	3.00%	4.60%	5.10%	-	-

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.39%	5.88%	6.90%	5.39%	5.69%	6.16%	5.00%	5.60%	6.90%
Expected long-term rate of return on plan assets	7.70%	7.70%	8.75%	5.20%	5.50%	4.90%	-	-	-
Rate of compensation increase	3.00%	3.00%	4.00%	5.10%	5.10%	4.50%	-	-	-

The discount rate is used to discount future benefit obligations back to today’s dollars. Our discount rates were determined based on high-quality fixed income investments. The resulting discount rates are consistent with the duration of plan liabilities. The Citigroup Above Median Yield Curve is used in determining the discount rate for the U.S. Plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The accumulated benefit obligations as of December 31, for all defined benefit plans are as follows:

	2011	2010
U.S. Pension Plans	$42,909	$37,472
U.K. Pension Plan	7,858	7,498
German Pension Plan	652	676

Information for our plans with an accumulated benefit obligation in excess of plan assets as of December 31, is as follows:

	U.S. Pension Plans		Non-U.S. Plans
	2011	2010	2011	2010
Projected benefit obligation	$44,280	$38,885	$8,775	$8,394
Accumulated benefit obligation	42,909	37,472	8,510	8,174
Fair value of plan assets	28,237	29,483	7,738	6,917

As of December 31, 2011 and 2010, the U.S. Pension Plan, the U.S. Nonqualified, U.K. Pension and German Pension Plans had an accumulated benefit obligation in excess of plan assets.

Assumed healthcare cost trend rates as of December 31, are as follows:

	2011	2010
Healthcare cost trend rate assumption for the next year	10.14%	11.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2031

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Decrease	Increase
Effect on total of service and interest cost components	$(65)	$75
Effect on postretirement benefit obligation	$(1,121)	$1,288

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$38,885	$36,034	$8,394	$7,994	$13,423	$14,323
Service cost	651	657	133	117	132	121
Interest cost	2,013	2,032	465	434	612	681
Plan participants' contributions	-	-	24	25	-	-
Plan amendments	233	-	-	-	-	-
Actuarial loss (gain)	4,216	1,842	40	250	72	(892)
Foreign exchange	-	-	(63)	(294)	-	-
Benefits paid	(1,718)	(1,680)	(218)	(132)	(531)	(810)
Benefit obligation at end of year	$44,280	$38,885	$8,775	$8,394	$13,708	$13,423
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$29,483	$27,438	$6,917	$6,451	$-	$-
Actual return on plan assets	357	3,610	715	454	-	-
Employer contributions	115	115	352	338	531	810
Plan participants' contributions	-	-	24	25	-	-
Foreign exchange	-	-	(52)	(219)	-	-
Benefits paid	(1,718)	(1,680)	(218)	(132)	(531)	(810)
Fair value of plan assets at end of year	28,237	29,483	7,738	6,917	-	-
Funded status at end of year	$(16,043)	$(9,402)	$(1,037)	$(1,477)	$(13,708)	$(13,423)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(129)	$(131)	$(38)	$(38)	$(841)	$(855)
Noncurrent liabilities	(15,914)	(9,271)	(999)	(1,439)	(12,867)	(12,568)
Net accrued liability	$(16,043)	$(9,402)	$(1,037)	$(1,477)	$(13,708)	$(13,423)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Prior service cost	$606	$923	$-	$-	$(689)	$(1,268)
Net actuarial loss	12,488	6,331	2,000	302	1,921	1,849
Accumulated other comprehensive income	$13,094	$7,254	$2,000	$302	$1,232	$581

The components of the net periodic benefit cost for the three years ended December 31, were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$651	$657	$648	$133	$117	$97	$132	$121	$141
Interest cost	2,013	2,032	2,116	465	434	406	612	681	854
Expected return on plan assets	(2,325)	(2,340)	(2,767)	(376)	(346)	(276)	-	-	-
Amortization of net actuarial loss (gain)	27	22	(151)	-	-	-	-	-	-
Amortization of transition (asset) obligation	-	-	(20)	-	-	-	-	-	-
Amortization of prior service cost	550	554	555	-	-	-	(580)	(579)	(580)
Foreign currency	-	-	-	(18)	(65)	61	-	-	-
Net periodic benefit cost	$916	$925	$381	$204	$140	$288	$164	$223	$415

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The changes in accumulated other comprehensive income for the three years ended December 31, were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Prior service cost	$233	$-	$-	$-	$-	$-	$-	$-	$-
Net actuarial loss (gain)	6,184	573	387	(300)	143	502	72	(892)	1,823
Amortization of prior service cost	(550)	(554)	(555)	-	-	-	580	580	580
Amortization of prior transition asset	-	-	20	-	-	-	-	-	-
Amortization of net actuarial (loss) gain	(27)	(22)	151	-	-	-	-	-	-
Total recognized in other comprehensive income	$5,840	$(3)	$3	$(300)	$143	$502	$652	$(312)	$2,403
Total recognized in net periodic benefit cost
and other comprehensive income	$6,756	$922	$384	$(96)	$283	$790	$816	$(89)	$2,818

The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and Non-U.S. plans:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Postretirement Medical Benefits
2012	$1,659	$178	$841
2013	1,846	183	914
2014	2,088	187	1,012
2015	2,368	192	1,096
2016	2,541	196	1,166
2017 to 2021	14,423	1,059	5,888
Total	$24,925	$1,995	$10,917

The following amounts are included in accumulated other comprehensive income as of December 31, 2011 and are expected to be recognized as components of net periodic benefit cost during 2012:

		Postretirement
	Pension	Medical
	Benefits	Benefits
Net loss	$1,030	$67
Net prior service cost (credit)	388	(580)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

12.	Shareholders’ Equity

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

We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2020 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $17,375, $16,215 and $14,809 in 2011, 2010 and 2009, respectively.

The minimum rentals for aggregate lease commitments as of December 31, 2011, were as follows:

2012	$7,937
2013	4,628
2014	2,811
2015	1,622
2016	774
Thereafter	857
Total	$18,629

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration of those leases is $8,000, of which we have guaranteed $6,208. As of December 31, 2011, we have recorded a liability for the estimated end-of-term loss related to this residual value guarantee of $895 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

On November 9, 2009 we entered into a purchase agreement with a third-party manufacturer. Under this agreement we have a minimum purchase obligation of $1,580 through 2012. There is no remaining commitment under this agreement as of December 31, 2011.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

14.	Income Taxes

Income from continuing operations for the three years ended December 31, was as follows:

	2011	2010	2009
U.S. operations	$40,282	$26,297	$12,103
Foreign operations	8,448	8,430	(36,423)
Total	$48,730	$34,727	$(24,320)

Income tax expense (benefit) for the three years ended December 31, was as follows:

	2011	2010	2009
Current:
Federal	$10,321	$6,756	$(337)
Foreign	2,277	3,005	1,284
State	1,450	1,214	236
	$14,048	$10,975	$1,183
Deferred:
Federal	$2,330	$(10,541)	$1,897
Foreign	(203)	(248)	(1,444)
State	(158)	(262)	285
	$1,969	$(11,051)	$738
Total:
Federal	$12,651	$(3,785)	$1,560
Foreign	2,074	2,757	(160)
State	1,292	952	521
	$16,017	$(76)	$1,921

U.S. income taxes have not been provided on approximately $22,282 of undistributed earnings of non-U.S. subsidiaries. We do not have any plans to repatriate the undistributed earnings. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management’s belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.

We have Dutch and German tax loss carryforwards of approximately $6,460 and $15,271, respectively. If unutilized, the Dutch tax loss carryforward will expire after 9 years. The German tax loss carryforward has no expiration date. Because of the uncertainty regarding realization of the Dutch tax loss carryforward, a valuation allowance was established. This valuation allowance decreased in 2011 due to results of operations and an intercompany transaction that had no impact on 2011 Net Earnings.

We have foreign tax credit carryforwards of approximately $8,554. If unutilized, foreign tax credit carryforwards will expire in 2020. Based upon evaluation, as of December 31, 2011, no valuation allowance has been recorded.

A valuation allowance for the remaining deferred tax assets is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31, was as follows:

	2011	2010	2009
Tax at statutory rate	35.0%	35.0%	(35.0%)
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	2.0	0.7	1.1
Effect of foreign operations	0.5	0.5	(7.0)
International restructuring	-	(31.4)	(9.4)
Goodwill impairment - non-deductible	-	-	56.9
Effect of changes in valuation allowances	-	0.1	(0.7)
Domestic production activities deduction	(1.6)	(3.0)	0.8
Other, net	(3.0)	(2.1)	1.2
Effective income tax rate	32.9%	(0.2%)	7.9%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Deferred tax assets and liabilities were comprised of the following as of December 31:

	2011	2010	2009
Deferred tax assets:
Inventories, principally due to additional costs inventoried for
tax purposes and changes in inventory reserves	$426	$1,081	$867
Employee wages and benefits, principally due to accruals for
financial reporting purposes	20,910	17,948	16,050
Warranty reserves accrued for financial reporting purposes	2,625	2,175	1,803
Accounts receivable, principally due to allowance for doubtful
accounts and tax accounting method for equipment rentals	1,464	1,252	1,396
Tax loss carryforwards	5,915	12,725	12,987
Valuation allowance	(3,229)	(9,170)	(9,131)
Tax credit carryforwards	8,554	10,119	2,385
Other	1,777	1,937	1,177
Total deferred tax assets	$38,442	$38,067	$27,534
Deferred tax liabilities:
Property, Plant and Equipment, principally due to differences in
depreciation and related gains	$9,167	$8,562	$8,592
Goodwill and Intangible Assets	7,093	8,390	9,086
Total deferred tax liabilities	$16,260	$16,952	$17,678
Net deferred tax assets	$22,182	$21,115	$9,856

The valuation allowance at December 31, 2011, principally applies to Dutch tax loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

In 2011 and 2010 we recorded tax benefits directly to Shareholders’ Equity of $1,266 and $1,724, respectively, relating to our stock plans. In 2009, we recorded tax benefits directly to Shareholders’ Equity of $120 relating to our ESOP and stock plans.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2011	$5,272
Decreases as a result of tax positions taken during a prior period	(765)
Increases as a result of tax positions taken during the current year	828
Decreases for tax positions related to acquired entities during a prior period	-
Decreases relating to settlements with taxing authorities	(193)
Reductions as a result of a lapse of the applicable statute of limitations	(1,551)
Decreases as a result of foreign currency fluctuations	(167)
Balance at December 31, 2011	$3,424

Included in the balance of unrecognized tax benefits at December 31, 2011 are potential benefits of $3,209 that, if recognized, would affect the effective tax rate from continuing operations.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the liability of $3,424 for unrecognized tax benefits as of December 31, 2011 was approximately $427 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.

We are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2008 and with limited exceptions, state and foreign income tax examinations for taxable years before 2004.

The Internal Revenue Service has just begun an examination of our income tax return for the 2009 tax year. It is possible that the examination phase of the audit may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken may change from those recorded as liabilities for uncertain tax positions in our financial statements at December 31, 2011. Although the outcome of this matter cannot currently be determined, we believe adequate provision has been made for any potential unfavorable financial statement impact. We are currently undergoing income examinations in various state and foreign jurisdictions covering 2004 to 2010. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

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

As of December 31, 2011, there were 768,024 shares reserved for issuance under the 1995 Plan, the 1997 Plan, the 1999 Plan and the 2007 Plan for outstanding compensation awards and 554,998 shares were available for issuance under the 2010 Plan for current and future equity awards. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.

We recognized total Stock-Based Compensation Expense of $5,407, $4,639 and $2,291, respectively, during the years ended 2011, 2010 and 2009. The total income tax benefit recognized in the income statement for share-based compensation arrangements during the years ended 2011, 2010 and 2009 was $1,266, $1,724 and $114, respectively.

Stock Option and Stock Appreciation Right Awards

We determined the fair value of our stock option awards using the Black-Scholes valuation model that uses the assumptions noted in the table below. The expected life selected for stock options granted during the year represents the period of time that the stock options are expected to be outstanding based on historical data of stock option holder exercise and termination behavior of similar grants. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock over a period equal to the expected life of each stock option grant. Dividend yield is estimated over the expected life based on our dividend policy and historical dividends paid. We use historical data to estimate pre-vesting forfeiture rates and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

The following table illustrates the valuation assumptions used for the 2011, 2010 and 2009 grants:

	2011	2010	2009
Expected volatility	49 - 50%	46 - 68%	38 - 66%
Weighted-average expected volatility	49%	46%	39%
Expected dividend yield	1.7 - 1.8%	1.9 - 2.5%	2.0 - 4.7%
Weighted-average expected dividend yield	1.8%	2.4%	4.7%
Expected term, in years	6	1 - 6	2 - 6
Risk-free interest rate	1.3 - 2.5%	0.4 - 2.9%	1.1 - 2.8%

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

In addition to stock options, we also occasionally grant cash-settled stock appreciation rights (“SARs”) to employees in certain foreign locations. There were no outstanding SARs as of December 31, 2011 and no SARs were granted during 2011, 2010 or 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following table summarizes the activity during the year ended December 31, 2011 for stock option and SARs awards:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,402,452	$17.74
Granted	153,936	40.28
Exercised	(242,597)	17.51
Forfeited	(44,871)	20.87
Outstanding at end of year	1,268,920	$20.40
Exercisable at end of year	694,872	$17.51

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $16.67, $9.62 and $2.59, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $5,600, $5,235 and $631, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2011 was $23,646 and $14,850, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2011, was 7 years and 5 years, respectively. As of December 31, 2011, there was unrecognized compensation cost for nonvested options and rights of $3,143 which is expected to be recognized over a weighted-average period of 0.9 years.

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

The following table summarizes the activity during the year ended December 31, 2011, for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	145,641	$24.50
Granted	29,365	40.43
Vested	(18,152)	35.83
Forfeited	(6,773)	21.19
Nonvested at end of year	150,081	$26.39

The total fair value of shares vested during the year ended December 31, 2011, 2010 and 2009 was $650, $284 and $629, respectively. As of December 31, 2011, there was $1,327 of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 1.8 years.

Performance Share Awards

We grant performance share awards to key employees as a part of our long-term management compensation program. These awards are earned based upon achievement of certain financial performance targets. We determine the fair value of these awards as of the date of grant and recognize the expense over a three year performance period.

The 2011 performance share award covers the three year performance period from the beginning of fiscal year 2011 to the end of fiscal year 2013. Performance shares are granted in restricted stock units. They are payable in stock and vest solely upon achievement of certain financial performance targets during this three year period.

The 2010 performance share award covers the three year performance period from the beginning of fiscal year 2010 to the end of fiscal year 2012. Performance shares are granted in restricted stock units. They are payable in cash and vest solely upon achievement of certain financial performance targets during this three year period.

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

Share-Based Liabilities

As of December 31, 2011 and 2010, we had $2,530 and $664 in total share-based liabilities recorded on our Consolidated Balance Sheet, respectively. During the years ended December 31, 2011, 2010 and 2009 we paid out $506, $81 and $22 related to 2009, 2008 and 2007 share-based liability awards, respectively.

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

The following table summarizes ESOP activity during the year ended December 31:

2009
Cash contributions	$1,717
Net benefit provided by ESOP	989
Interest earned and received on loan	190
Dividends	359

The ESOP shares as of December 31, 2009 were as follows:

2009
Allocated shares	1,938,132
Unreleased shares	-
Total ESOP shares	1,938,132

17.	Earnings (Loss) Per Share

The computations of Basic and Diluted Earnings (Loss) per Share for the years ended December 31, were as follows:

	2011	2010	2009
Numerator:
Net Earnings (Loss)	$32,713	$34,803	$(26,241)
Denominator:
Basic - Weighted Average Shares Outstanding	18,832,693	18,805,494	18,507,772
Effect of dilutive securities:
Employee stock options	527,735	526,609	-
Diluted - Weighted Average Shares Outstanding	19,360,428	19,332,103	18,507,772
Basic Earnings (Loss) per Share	$1.74	$1.85	$(1.42)
Diluted Earnings (Loss) per Share	$1.69	$1.80	$(1.42)

Options to purchase 123,292, 264,447 and 502,103 shares of Common Stock were outstanding during 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

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

The following table presents the Net Sales by operating segment for the years ended December 31:

	2011	2010	2009
Net Sales:
Americas	$481,426	$424,462	$366,034
Europe, Middle East, Africa	188,338	172,619	177,829
Asia Pacific	84,234	70,586	52,012
Total	$753,998	$667,667	$595,875

The following table presents long lived assets by operating segment as of December 31:

	2011	2010	2009
Long-lived assets:
Americas	$98,855	$98,258	$106,080
Europe, Middle East, Africa	29,390	34,497	41,016
Asia Pacific	5,183	4,312	4,706
Total	$133,428	$137,067	$151,802

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

The following table presents revenues for groups of similar products and services for the years ended December 31:

	2011	2010	2009
Net Sales:
Equipment	$452,398	$389,137	$329,871
Parts and consumables	177,999	160,994	151,932
Service and other	100,650	96,828	95,046
Specialty surface coatings	22,951	20,708	19,026
Total	$753,998	$667,667	$595,875

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

19.	Consolidated Quarterly Data (Unaudited)

	2011
	Q1	Q2	Q3	Q4
Net Sales	$172,591	$201,259	$186,990	$193,158
Gross Profit	$71,931	$83,468	$80,253	$83,529
Net Earnings	$5,866	$5,855	$9,728	$11,264
Basic Earnings per Share	$0.31	$0.31	$0.52	$0.60
Diluted Earnings per Share	$0.30	$0.30	$0.50	$0.59

	2010
	Q1	Q2	Q3	Q4
Net Sales	$150,106	$166,137	$168,637	$182,789
Gross Profit	$63,760	$71,543	$71,862	$77,162
Net Earnings	$4,091	$6,175	$7,526	$17,012
Basic Earnings per Share	$0.22	$0.33	$0.40	$0.91
Diluted Earnings per Share	$0.21	$0.32	$0.39	$0.89

The summation of quarterly data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

Regular quarterly dividends aggregated $0.68 per share in 2011, or $0.17 each quarter, and $0.59 per share in 2010, or $0.14 per share for the first three quarters of 2010 and $0.17 for the fourth quarter of 2010.

20.	Related Party Transactions

Our May 31, 2011 acquisition of Water Star includes installment payments totaling $1,500 to the former owners of Water Star, as further discussed in Note 4. As of the acquisition date, the former owners of Water Star are current employees of Tennant.

On September 15, 2010, we entered into an agreement with a then current employee for the right to manufacture and sell a product developed by the employee prior to becoming employed by Tennant. As of December 31, 2010, this individual was no longer an employee of Tennant. Product fee payments made under this agreement are not material to our financial position or results of operations.

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

During the first quarter of 2008, we acquired Sociedade Alfa Ltda. and entered into lease agreements for certain properties owned by or partially owned by the former owners of this entity. Some of these individuals are current employees of Tennant. Lease payments made under these lease agreements are not material to our financial position or results of operations.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended December 31, 2011 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (COSO), our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The sections entitled “Board of Directors Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement are incorporated herein by reference.

The list below identifies those persons designated as executive officers of the Company, including their age, position with the Company and positions held by them during the past five or more years.

Thomas J. Dybsky, Vice President, Administration

Thomas J. Dybsky (62) joined the Company in September 1998 as Vice President of Human Resources and was named Vice President of Administration in 2004. From June 1995 to September 1998, he was Vice President/Senior Consultant for MDA Consulting.

Andrew J. Eckert, Vice President, The Americas

Andrew J. Eckert (48) joined the Company in 2002 as General Manager, North America. He was promoted to Vice President, North America Sales in 2005, assumed responsibility for North America Sales and Service in 2007 and now serves as Vice President, The Americas. From 2000 to 2002, he was the Senior Vice President of Operations at Storecast Merchandising Company, a national retail merchandising service contractor for the grocery industry. Prior to that, he was Director of Strategic Planning at General Mills and led the automation and cost-reduction efforts for U.S. trade promotional spending. He began his sales career in 1985 at General Mills in Houston, TX, and held a variety of increasing responsibilities including Customer Sales Manager for Fleming Companies and American Stores.

H. Chris Killingstad, President and Chief Executive Officer

H. Chris Killingstad (56) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2002, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2002 he served as Senior Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Haagen-Dazs Asia Pacific. He held the position of International Business Development Manager at PepsiCo Inc., from 1982-1990 and Financial Manager for General Electric, from 1978-1980.

Thomas Paulson, Vice President and Chief Financial Officer

Thomas Paulson (55) joined the Company in March 2006. Prior to joining Tennant, Paulson was Chief Financial Officer and Senior Vice President of Innovex from 2001 to 2006. Prior to joining Innovex, a manufacturer of electronic interconnect solutions, Paulson worked for The Pillsbury Company for over 19 years. Paulson became a Vice President at Pillsbury in 1995 and was the Vice President of Finance for the $4 billion North American Foods Division for over two years before joining Innovex.

Michael W. Schaefer, Vice President, Chief Technical Officer

Mike Schaefer (51) joined the Company in January 2008 as Vice President, Chief Technical Officer. From 2000 to January 2008, he was Vice President of Dispensing Systems, Lean Six Sigma and Quality at Ecolab, Inc., a provider of cleaning, sanitizing, food safety and infection prevention products and services, where he led R&D efforts for their equipment business, continuous improvement and standardization of R&D processes. Prior to that he held various management positions at Alticor Corporation and Kraft General Foods.

Don B. Westman, Vice President, Global Operations

Don B. Westman (58) joined the Company in November 2006 as Vice President, Global Operations. Prior to joining Tennant, he was Vice President of Operations – Pump Division for Pentair, Inc., a provider of products and services for the movement, treatment and storage of water, from 2005 to November 2006. From 2003 to 2005, he was Vice President of Operations – Pentair Water. From 1997 to 2003, Westman was Vice President of Operations for Hoffmans Enclosures, where he began in 1982 as a manufacturing engineering manager.

Heidi M. Wilson, Vice President, General Counsel and Secretary

Heidi M. Wilson (61) joined the Company in 2003 as Assistant General Counsel and Assistant Secretary and was named General Counsel in 2005. She was a partner with General Counsel Ltd. during 2003. From 1995 to 2001, she was Vice President, General Counsel and Secretary at Musicland Group, Inc. From 1993 to 1995, she was Senior Legal Counsel at Medtronic, Inc. Prior to that, she was a partner at Faegre & Benson L.L.P., a Minneapolis law firm, which she joined in 1976.

Richard H. Zay, Vice President, Global Marketing

Richard H. Zay (41) joined the Company in June 2010 as Vice President, Global Marketing. From 2006 to June 2010, he held various positions with Whirlpool Corporation, a manufacturer of major home appliances, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, he held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.

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

ITEM 11 – Executive Compensation

The sections entitled “Director Compensation” and “Executive Compensation Information” in our 2012 Proxy Statement are incorporated herein by reference.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement are incorporated herein by reference.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The sections entitled “Director Independence” and “Related Person Transaction Approval Policy” in our 2012 Proxy Statement are incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in our 2012 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits, Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements

Consolidated Financial Statements filed as part of this report are contained in Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(In thousands)	2011	2010	2009
Allowance for Doubtful Accounts and Returns:
Balance at beginning of year	$4,311	$5,077	$7,319
Charged to costs and expenses	1,888	1,403	996
Charged to other accounts (1)	(91)	(200)	257
Deductions (2)	(1,279)	(1,969)	(3,495)
Balance at end of year	$4,829	$4,311	$5,077
Inventory Reserves:
Balance at beginning of year	$3,693	$3,997	$5,127
Charged to costs and expenses	4,212	3,462	2,674
Charged to other accounts (1)	(102)	(263)	173
Deductions (3)	(3,630)	(3,503)	(3,977)
Balance at end of year	$4,173	$3,693	$3,997
Valuation Allowance for Deferred Tax Assets:
Balance at beginning of year	$9,170	$9,131	$9,303
Charged to other accounts (4)	(5,941)	39	(172)
Balance at end of year	$3,229	$9,170	$9,131

(1) Primarily includes impact from foreign currency fluctuations.

(2) Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.

(3) Includes inventory identified as excess, slow moving or obsolete and charged against reserves.

(4) Includes a valuation allowance decreased in 2011 due to results of operations and an intercompany transaction that had no impact on 2011 Net Earnings. Prior years were primarily the impact from foreign currency fluctuations.

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
Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 29, 2008.
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3(iii) to the Company’s Form 8-K dated December 14, 2010.
4.1	Rights Agreement, dated as of November 10, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by reference to Exhibit 1 to Form 8-A dated November 14, 2006.
10.1	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
10.2	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2005*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2007.
10.3	Form of Amended and Restated Management Agreement and Executive Employment Agreement*	Filed herewith electronically.
10.4	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
10.5	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004.
10.6	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.7	Long-Term Incentive Plan 2008*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2008.
10.8	Services Agreement and Management Agreement between the Company and Karel Huijser*	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2008.
10.9	Amendment No. 1 dated as of December 17, 2008 to Services Agreement and Management Agreement between the Company and Karel Huijser*	Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2008.
10.10	Settlement Agreement, dated June 28, 2011, between Tennant Company, Tennant N.V. and Carolus Hubertus Huijser*	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A dated June 28, 2011.
10.11	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.12	Credit Agreement dated as of May 5, 2011	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2011.
10.13	Deferred Stock Unit Agreement (awards in and after 2008)*	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2007.
10.14	Tennant Company 2009 Short-Term Incentive Plan*	Incorporated by reference to Appendix A to the Company's Proxy statement for the 2008 Annual Meeting of Shareholder's filed on March 14, 2008.
10.15	Private Shelf Agreement dated as of July 29, 2009	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2009.

10.16	Amendment No. 1 to Private Shelf Agreement dated as of May 5, 2011	Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2011.
10.17	2010 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated April 28, 2010.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.
101
The following financial information from Tennant Company’s annual report on Form 10-K for the period ended December 31, 2011, filed with the SEC on February 24, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheet as of December 31, 2011 and 2010, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statement of Shareholders' Equity and Comprehensive (Loss) Income for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Consolidated Financial Statements.**
Filed herewith electronically.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY
By	/s/ H. Chris Killingstad
H. Chris Killingstad President, CEO and Board of Directors
Date	February 24, 2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ H. Chris Killingstad	By	/s/ David Mathieson
	H. Chris Killingstad President, CEO and Board of Directors		David Mathieson Board of Directors
Date	February 24, 2012	Date	February 24, 2012

By	/s/ Thomas Paulson	By	/s/ Donal L. Mulligan
	Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		Donal L. Mulligan Board of Directors
Date	February 24, 2012	Date	February 24, 2012

By	/s/ William F. Austen	By	/s/ Stephen G. Shank
	William F. Austen Board of Directors		Stephen G. Shank Board of Directors
Date	February 24, 2012	Date	February 24, 2012

By	/s/ Jeffrey A. Balagna	By	/s/ Steven A. Sonnenberg
	Jeffrey A. Balagna Board of Directors		Steven A. Sonnenberg Board of Directors
Date	February 24, 2012	Date	February 24, 2012

By	/s/ Carol S. Eicher	By	/s/ David S. Wichmann
	Carol S. Eicher Board of Directors		David S. Wichmann Board of Directors
Date	February 24, 2012	Date	February 24, 2012

By	/s/ James T. Hale
James T. Hale Board of Directors
Date	February 24, 2012