Form 10-Q
period 2012-03-31
TENNANT CO
filed 2012-04-27
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of April 18, 2012, there were 18,843,078 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
(In thousands, except shares and per share data)	March 31
	2012	2011
Net Sales	$173,712	$172,591
Cost of Sales	98,393	100,660
Gross Profit	75,319	71,931
Operating Expense:
Research and Development Expense	7,270	6,280
Selling and Administrative Expense	59,714	57,459
Total Operating Expense	66,984	63,739
Profit from Operations	8,335	8,192
Other Income (Expense):
Interest Income	310	68
Interest Expense	(712)	(415)
Net Foreign Currency Transaction (Losses) Gains	(230)	527
Other Income, Net	35	31
Total Other (Expense) Income, Net	(597)	211

Profit Before Income Taxes	7,738	8,403
Income Tax Expense	2,414	2,537
Net Earnings	$5,324	$5,866

Earnings per Share:
Basic	$0.28	$0.31
Diluted	$0.28	$0.30

Weighted Average Shares Outstanding:
Basic	18,722,156	18,963,177
Diluted	19,228,272	19,556,036

Cash Dividend Declared per Common Share	$0.17	$0.17

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	March 31
	2012	2011
Net Earnings	$5,324	$5,866
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	2,166	3,085
Pension adjustments	255	33
Total Other Comprehensive Income, net of tax	2,421	3,118
Comprehensive Income	$7,745	$8,984

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except shares and per share data)	2012	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$39,537	$52,339
Restricted Cash	3,292	3,279
Accounts Receivable, less Allowances of $4,902 and $4,828, respectively	123,981	128,873
Inventories	68,128	65,912
Prepaid Expenses	11,687	10,320
Deferred Income Taxes, Current Portion	10,483	10,358
Other Current Assets	115	1,015
Total Current Assets	257,223	272,096
Property, Plant and Equipment	292,347	286,949
Accumulated Depreciation	(205,053)	(199,795)
Property, Plant and Equipment, Net	87,294	87,154
Deferred Income Taxes, Long-Term Portion	16,365	15,014
Goodwill	20,442	20,303
Intangible Assets, Net	23,532	23,758
Other Assets	5,717	5,937
Total Assets	$410,573	$424,262
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$4,156	$4,166
Accounts Payable	44,238	46,869
Employee Compensation and Benefits	23,295	32,934
Income Taxes Payable	354	619
Other Current Liabilities	36,401	39,404
Total Current Liabilities	108,444	123,992
Long-Term Liabilities:
Long-Term Debt	31,836	32,289
Employee-Related Benefits	38,542	40,089
Deferred Income Taxes, Long-Term Portion	3,551	3,189
Other Liabilities	3,897	3,851
Total Long-Term Liabilities	77,826	79,418
Total Liabilities	186,270	203,410
Commitments and Contingencies (Note 11)

Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or
outstanding	-	-
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,803,242 and
18,834,940 shares issued and outstanding, respectively	7,061	7,063
Additional Paid-In Capital	15,922	15,082
Retained Earnings	228,137	227,944
Accumulated Other Comprehensive Loss	(26,817)	(29,237)
Total Shareholders’ Equity	224,303	220,852
Total Liabilities and Shareholders’ Equity	$410,573	$424,262

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31
	2012	2011
OPERATING ACTIVITIES
Net Earnings	$5,324	$5,866
Adjustments to reconcile Net Earnings to Net Cash Used for Operating Activities:
Depreciation	4,464	4,391
Amortization	776	832
Deferred Income Taxes	(998)	2,071
Stock-Based Compensation Expense	1,690	1,299
Allowance for Doubtful Accounts and Returns	286	329
Other, Net	(25)	(6)
Changes in Operating Assets and Liabilities:
Accounts Receivable	5,107	(3,943)
Inventories	(2,851)	(3,425)
Accounts Payable	(1,176)	5,199
Employee Compensation and Benefits	(10,310)	(9,436)
Other Current Liabilities	(3,056)	(4,999)
Income Taxes	3,477	(3,075)
Other Assets and Liabilities	(5,638)	(2,350)
Net Cash Used for Operating Activities	(2,930)	(7,247)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(4,219)	(1,634)
Proceeds from Disposals of Property, Plant and Equipment	138	175
Net Cash Used for Investing Activities	(4,081)	(1,459)
FINANCING ACTIVITIES
Payment of Long-Term Debt	(967)	(934)
Issuance of Long-Term Debt	-	10,000
Purchases of Common Stock	(4,109)	-
Proceeds from Issuance of Common Stock	1,624	1,393
Tax Benefit on Stock Plans	612	377
Dividends Paid	(3,203)	(3,244)
Net Cash (Used for) Provided by Financing Activities	(6,043)	7,592

Effect of Exchange Rate Changes on Cash and Cash Equivalents	252	504
Net Decrease in Cash and Cash Equivalents	(12,802)	(610)
Cash and Cash Equivalents at Beginning of Period	52,339	39,529
Cash and Cash Equivalents at End of Period	$39,537	$38,919
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$1,180	$2,865
Cash Paid for Interest	$675	$365
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$309	$542
Collateralized Borrowings	$86	$345

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

These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our annual report on Form 10-K for the year ended December 31, 2011. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2. Newly Adopted Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for fair value measurements providing common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. While the guidance is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. We adopted this guidance January 1, 2012. This guidance did not have an impact on our results of operations or financial position.

Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will require us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued an amendment to this standard which defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements and requires retrospective application. We adopted this guidance January 1, 2012. Since this standard impacts presentation and disclosure requirements only, this adopted guidance did not have an impact on our results of operations or financial position.

3. Management Actions

2010 Action - During the fourth quarter of 2010, we implemented a restructuring action. A pretax charge of $1,671 was recognized in the fourth quarter as a result of this action. The pretax charge consisted of severance and outplacement services and was included within Selling and Administrative Expense in the 2010 Consolidated Statements of Earnings.

A reconciliation of the beginning and ending liability balances is as follows:

Severance, Early Retirement and Related Costs
2010 restructuring action	$1,671
Cash payments	(87)
December 31, 2010 balance	$1,584
2011 utilization:
Cash payments	(1,534)
Foreign currency adjustments	(54)
Change in estimate	110
December 31, 2011 balance	$106
2012 utilization:
Cash payments	-
Foreign currency adjustments	(7)
March 31, 2012 balance	$99

4. Acquisitions

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

The components of the purchase price of the business combination described above have been allocated as follows:

Current Assets	$426
Property, Plant and Equipment, net	167
Identified Intangible Asset	3,800
Goodwill	472
Total Assets Acquired	4,865
Current Liabilities	409
Total Liabilities Assumed	409
Net Assets Acquired	$4,456

5. Inventories

Inventories are valued at the lower of cost or market. Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
Inventories carried at LIFO:
Finished goods	$35,125	$32,648
Raw materials, production parts and work-in-process	17,588	16,611
LIFO reserve	(27,926)	(27,926)
Total LIFO inventories	24,787	21,333

Inventories carried at FIFO:
Finished goods	28,617	31,912
Raw materials, production parts and work-in-process	14,724	12,667
Total FIFO inventories	43,341	44,579
Total inventories	$68,128	$65,912

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6. Goodwill and Intangible Assets

The changes in the carrying value of Goodwill for the three months ended March 31, 2012 were as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2011	$66,523	$(46,220)	$20,303
Foreign currency fluctuations	1,537	(1,398)	139
Balance as of March 31, 2012	$68,060	$(47,618)	$20,442

The balances of acquired Intangible Assets, excluding Goodwill, as of March 31, 2012 and December 31, 2011 were as follows:

	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of March 31, 2012:
Original cost	$24,465	$4,701	$7,234	$36,400
Accumulated amortization	(9,022)	(1,325)	(2,521)	(12,868)
Carrying value	$15,443	$3,376	$4,713	$23,532
Weighted-average original life (in years)	15	14	13

Balance as of December 31, 2011:
Original cost	$25,987	$4,583	$7,136	$37,706
Accumulated amortization	(10,387)	(1,209)	(2,352)	(13,948)
Carrying value	$15,600	$3,374	$4,784	$23,758
Weighted-average original life (in years)	14	14	13

Amortization expense on Intangible Assets for the three months ended March 31, 2012 and 2011 was $776 and $832, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2012	$1,792
2013	2,385
2014	2,322
2015	2,309
2016	2,269
Thereafter	12,455
Total	$23,532

7. Debt

Debt outstanding is summarized as follows:

	March 31,	December 31,
	2012	2011
Long-Term Debt:
Bank borrowings	$42	$49
Credit facility borrowings	30,000	30,000
Notes payable	1,500	1,500
Collateralized borrowings	86	127
Capital lease obligations	4,364	4,779
Total Long-Term Debt	35,992	36,455
Less: Current Portion	4,156	4,166
Long-Term Portion	$31,836	$32,289

As of March 31, 2012, we had committed lines of credit totaling $125,000 and uncommitted lines of credit totaling $82,669. There was $10,000 in outstanding borrowings under our JPMorgan facility and $20,000 in outstanding borrowings under our Prudential facility as of March 31, 2012. In addition, we had stand alone letters of credit of $1,764 outstanding and bank guarantees in the amount of $1,048. Commitment fees on unused lines of credit for the three months ended March 31, 2012 were $79.

Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2012, our indebtedness to EBITDA ratio was 0.54 to 1 and our EBITDA to interest expense ratio was 28.73 to 1.

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

As of March 31, 2012, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10,000 in outstanding borrowings under this facility at March 31, 2012, with a weighted average interest rate of 1.77%.

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

As of March 31, 2012, there was $20,000 in outstanding borrowings under this facility; the $10,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018; and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants of the Shelf Agreement as of March 31, 2012.

The Royal Bank of Scotland Citizens, N.A.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A., in the amount of 2,000 Euros or approximately $2,669. There was no balance outstanding on this facility as of March 31, 2012.

Notes Payable

On May 31, 2011, we incurred $1,500 in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, which remains outstanding as of March 31, 2012.

8. Warranty

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty terms on machines generally range from one to four years.

The changes in warranty reserves for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31
	2012	2011
Beginning balance	$8,759	$7,043
Additions charged to expense	2,927	2,880
Foreign currency fluctuations	53	50
Claims paid	(2,929)	(2,590)
Ending balance	$8,810	$7,383

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at March 31, 2012 is as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	115	-	115	-
Total Assets	$115	$-	$115	$-
Liabilities:
Foreign currency forward exchange contracts	$420	$-	$420	$-
Total Liabilities	$420	$-	$420	$-

Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense), Net under Net Foreign Currency Transaction (Losses) Gains within the Condensed Consolidated Statements of Earnings. As of March 31, 2012, the fair value of such contracts outstanding was an asset of $115 and a liability of $420. As of March 31, 2011, the fair value of such contracts outstanding was an asset of $28 and a liability of $222. We recognized a net gain of $645 and a net loss of $2,412 on these contracts during the first three months of 2012 and 2011, respectively. At March 31, 2012 and 2011, the notional amounts of foreign currency forward exchange contracts outstanding were $41,247 and $44,923, respectively.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for Cash and Cash Equivalents, Accounts Receivable, Other Current Assets, Accounts Payable and Other Current Liabilities approximate fair value.

The fair value of our Long-Term Debt approximates cost based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

10. Retirement Benefit Plans

Our defined benefit pension plans and postretirement medical plan are described in Note 11 of the 2011 annual report on Form 10-K. We have contributed $921 and $134 during the first quarter of 2012 to our pension plans and to our postretirement medical plan, respectively.

The components of the net periodic benefit cost for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$165	$166	$33	$25	$35	$33
Interest cost	478	513	130	122	140	162
Expected return on plan assets	(571)	(580)	(117)	(108)	-	-
Amortization of net actuarial loss	286	26	-	-	17	15
Amortization of prior service cost	97	137	38	39	(145)	(145)
Foreign currency	-	-	(22)	61	-	-
Net periodic cost	$455	$262	$62	$139	$47	$65

11. Commitments and Contingencies

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of March 31, 2012, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $7,644, of which we have guaranteed $5,964. As of March 31, 2012, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $1,030 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

12. Income Taxes

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2008 and with limited exceptions, state and foreign income tax examinations for taxable years before 2004.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. Included in the liability of $3,476 for unrecognized tax benefits as of March 31, 2012 was approximately $406 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2012 was $3,258. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.

Unrecognized tax benefits were reduced by $61 during the first three months of 2012 for expiration of the statute of limitations in various jurisdictions.

We are currently under examination by the Internal Revenue Service for the 2009 tax year. Although the outcome of this matter cannot currently be determined, we believe adequate provision has been made for any potential unfavorable financial statement impact. We are currently undergoing income tax examinations in various foreign jurisdictions covering 2004 to 2008 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

13. Stock-Based Compensation

Our stock-based compensation plans are described in Note 15 of the 2011 annual report on Form 10-K. During the three months ended March 31, 2012 and 2011 we recognized total Stock-Based Compensation Expense of $1,690 and $1,299, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements during the three months ended March 31, 2012 and 2011 was $612 and $377, respectively.

During the first three months of 2012 we granted 22,449 restricted shares. The weighted average grant date fair value of each share awarded was $43.65. Restricted share awards generally have a 3 year vesting period from the effective date of the grant. The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was $293 and $592, respectively.

14. Earnings Per Share

The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended
	March 31
	2012	2011
Numerator:
Net Earnings	$5,324	$5,866
Denominator:
Basic - Weighted Average Shares Outstanding	18,722,156	18,963,177
Effect of dilutive securities:
Employee stock options	506,116	592,859
Diluted - Weighted Average Shares Outstanding	19,228,272	19,556,036
Basic Earnings per Share	$0.28	$0.31
Diluted Earnings per Share	$0.28	$0.30

Excluded from the dilutive securities shown above were options to purchase 177,414 and 83,368 shares of Common Stock during the three months ended March 31, 2012 and 2011, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

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

Net Sales attributed to each geographic area for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31
	2012	2011
Americas	$111,413	$108,142
Europe, Middle East, Africa	43,804	45,610
Asia Pacific	18,495	18,839
Total	$173,712	$172,591

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

16. Related Party Transactions

Our May 31, 2011 acquisition of Water Star includes installment payments totaling $1,500 to the former owners of Water Star, as further discussed in Note 4. The former owners of Water Star are current employees of Tennant.

We have an exclusive technology license agreement with Global Opportunities Investment Group, LLC. A current employee of Tennant owns a minority interest in Global Opportunities Investment Group, LLC. Royalties under this license agreement are not material to our financial position or results of operations.

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

Tennant Company is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer, healthier world. Our products include equipment for maintaining surfaces in industrial, commercial and outdoor environments; chemical-free and other sustainable cleaning technologies; and specialty coatings for protecting, repairing and upgrading surfaces. We sell our products through our direct sales and service organization and a network of authorized distributors worldwide. Geographically, our customers are located in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. We strive to be an innovator in our industry through our commitment to understanding our customers’ needs and using our expertise to create innovative products and solutions.

Net Earnings for the first quarter of 2012 were $5.3 million, or $0.28 per diluted share, as compared to Net Earnings of $5.9 million, or $0.30 per diluted share, in the first quarter of 2011. Net Earnings during the first quarter of 2012 benefited from higher gross profit which was nearly off-set by higher Selling and Administrative (“S&A”) Expense than usual in the quarter and investments in process improvement projects and Research and Development Expense. Net Earnings for the first quarter of 2012 were also impacted by $0.2 million of net foreign currency transaction losses, versus $0.5 million of net foreign currency transaction gains in the prior year quarter, due to the volatility of foreign exchange rates.

Historical Results

The following table compares the historical results of operations for the three months ended March 31, 2012 and 2011, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended
	March 31
	2012	%	2011	%
Net Sales	$173,712	100.0	$172,591	100.0
Cost of Sales	98,393	56.6	100,660	58.3
Gross Profit	75,319	43.4	71,931	41.7
Operating Expense:
Research and Development Expense	7,270	4.2	6,280	3.6
Selling and Administrative Expense	59,714	34.4	57,459	33.3
Total Operating Expense	66,984	38.6	63,739	36.9
Profit from Operations	8,335	4.8	8,192	4.7
Other Income (Expense):
Interest Income	310	0.2	68	-
Interest Expense	(712)	(0.4)	(415)	(0.2)
Net Foreign Currency Transaction (Losses) Gains	(230)	(0.1)	527	0.3
Other Income, Net	35	-	31	-
Total Other (Expense) Income, Net	(597)	(0.3)	211	0.1

Profit Before Income Taxes	7,738	4.5	8,403	4.9
Income Tax Expense	2,414	1.4	2,537	1.5
Net Earnings	$5,324	3.1	$5,866	3.4
Earnings per Diluted Share	$0.28		$0.30

Net Sales

Consolidated Net Sales for the first quarter of 2012 totaled $173.7 million, a 0.6% increase as compared to consolidated Net Sales of $172.6 million in the first quarter of 2011.

The components of the consolidated Net Sales change for the three months ended March 31, 2012 as compared to the same periods in 2011 were as follows:

2012 v. 2011
Growth Elements	Three Months Ended March 31
Organic Growth:
Volume	(0.4%)
Price	2.0%
Organic Growth	1.6%
Foreign Currency	(1.0%)
Total	0.6%

The 0.6% increase in consolidated Net Sales in the first quarter of 2012 as compared to the same period in 2011 was driven by:

•
an organic sales increase of approximately 1.6%, excluding the effects of acquisitions and foreign currency exchange, primarily due to an approximate 2.0% increase in pricing somewhat offset by an approximate 0.4% volume decrease primarily in equipment sales; and

•	an unfavorable direct foreign currency exchange impact of approximately 1.0%.

The following table sets forth the Net Sales by geographic area for the three months ended March 31, 2012 and 2011 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended
	March 31
	2012	2011	%
Americas	$111,413	$108,142	3.0
Europe, Middle East and Africa	43,804	45,610	(4.0)
Asia Pacific	18,495	18,839	(1.8)
Total	$173,712	$172,591	0.6

Americas

Net Sales in the Americas were $111.4 million for the first quarter of 2012, an increase of 3.0% from the first quarter of 2011. Net Sales in the first quarter of 2012 benefited from sales of industrial scrubbers equipped with ec-H2O technology and outdoor equipment as well as increased selling prices in both North America and Latin America. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 0.5% during the first quarter of 2012. Organic sales growth was approximately 3.5% in the first quarter of 2012.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales decreased 4.0% for the first quarter of 2012 compared to the first quarter of 2011. Direct foreign currency exchange fluctuations unfavorably impacted EMEA Net Sales by approximately 3.5% in the first quarter of 2012. Organic sales declined approximately 0.5% in the first quarter of 2012. EMEA Net Sales in the first quarter of 2012 were unfavorably impacted by the European debt crisis, making it more difficult for customers to obtain credit to purchase our equipment. This was somewhat offset by higher sales of outdoor city cleaning equipment as well as increased selling prices.

Asia Pacific

Net Sales in the Asia Pacific market for the first quarter of 2012 totaled $18.5 million, a decrease of 1.8% from the first quarter of 2011. Favorable direct foreign currency translation exchange effects increased sales by approximately 3.5% in the first quarter of 2012. Organic sales declined for the first quarter of 2012 by approximately 5.3%. Net Sales in the first quarter of 2012 benefited from strong volume growth in China as well as increased selling prices, but these were not sufficient to offset large shipments in the 2011 first quarter in Australia.

Gross Profit

Gross margin was 43.4% for the first quarter of 2012, as compared with 41.7% for the same periods of 2011. Gross margin increased by 170 basis points in the first quarter of 2012, primarily from improvement in the Americas region due to product mix and production efficiencies.

Operating Expense

Research & Development Expense

Research and Development (“R&D”) Expense in the first quarter of 2012 was up 15.8% to $7.3 million as compared with $6.3 million in the first quarter of 2011. R&D Expense as a percentage of Net Sales was 4.2% for the first quarter of 2012, an increase as compared to 3.6% of Net Sales for R&D Expense in the first quarter of 2011, primarily due to increased investment in both our traditional core business and our Orbio business.

Selling & Administrative Expense

S&A Expense in the first quarter of 2012 was $59.7 million as compared to $57.5 million in the first quarter of 2011. The increase in S&A Expense was primarily attributable to higher than usual expenses in the quarter for self-insured medical, workers’ compensation and auto claims which tend to be infrequent and difficult to predict. We also continued to invest in our process improvement projects. S&A Expense as a percentage of Net Sales was 34.4% for the first quarter of 2012, up 110 basis points from 33.3% in the comparable 2011 quarter.

Other Income (Expense), Net

Interest Income

Interest Income increased $0.2 million in the first quarter of 2012, as compared to the same period in 2011. The increase between 2012 and 2011 is due to higher interest rates on higher levels of cash and cash equivalents.

Interest Expense

Interest Expense increased $0.3 million in the first quarter of 2012, as compared to the same period in 2011. The increase in Interest Expense between periods was primarily due to a higher interest rate in the current period as compared to the same period in 2011.

Net Foreign Currency Transaction (Losses) Gains

Net Foreign Currency Transaction Losses in the first quarter of 2012 were $0.2 million as compared to Net Foreign Currency Transaction Gains of $0.5 million in the same period in the prior year. The unfavorable change in the impact from foreign currency transactions in the first quarter of 2012 was due to fluctuations in foreign currency rates in the normal course of business.

Other Income, Net

There was no significant change in Other Income, Net in the first quarter of 2012 as compared to the same period in 2011.

Income Taxes

The effective tax rate in the first quarter of 2012 was 31.2% compared to the effective rate in the first quarter of the prior year of 30.2%. The increase in the effective rate between quarters was primarily related to the mix in expected full year taxable earnings by country and changes related to the Federal R&D tax credits. The 2012 first quarter tax rate did not include any benefit for Federal R&D tax credits as we are not allowed to consider these credits in our tax rate until they are formally reenacted.

We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management’s belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.

Liquidity and Capital Resources

Liquidity

Cash and Cash Equivalents totaled $39.5 million at March 31, 2012, as compared to $52.3 million as of December 31, 2011. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.4 as of March 31, 2012 and 2.2 as of December 31, 2011, based on working capital of $148.8 million and $148.1 million, respectively. Our debt-to-capital ratio was 13.8% and 14.2% at March 31, 2012 and December 31, 2011, respectively.

Cash Flow Summary

Cash provided by (used for) our operating, investing and financing activities is summarized as follows (in thousands):

	Three Months Ended
	March 31
	2012	2011
Operating Activities	$(2,930)	$(7,247)
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(4,081)	(1,459)
Financing Activities	(6,043)	7,592
Effect of Exchange Rate Changes on Cash and Cash Equivalents	252	504
Net Decrease in Cash and Cash Equivalents	$(12,802)	$(610)

Operating Activities

Operating activities used $2.9 million of cash for the three months ended March 31, 2012. Cash used by operating activities was driven primarily from the payment of Employee Compensation and Benefit liabilities and decreased Other Assets and Liabilities, partially offset by $5.3 million of Net Earnings as well as decreased Accounts Receivable.

Operating activities used $7.2 million of cash for the three months ended March 31, 2011. Cash used by operating activities was driven primarily from the payment of Employee Compensation and Benefit liabilities and decreased Other Current Liabilities, and increased Accounts Receivable and Inventories, primarily due to increased sales volume, partially offset by $5.9 million of Net Earnings as well as an increase in Accounts Payable. The increase in Accounts Payable was primarily due to timing of payments.

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

	March 31, 2012	December 31, 2011	March 31, 2011
DSO	61	58	64
DIOH	93	88	87

As of March 31, 2012, DSO decreased 3 days as compared to March 31, 2011 due to proactively managing our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances. As of March 31, 2012, DSO increased 3 days as compared to December 31, 2011, primarily due to a higher level of sales in the fourth quarter of 2011 compared to the first quarter of 2012.

As of March 31, 2012, DIOH increased 6 days as compared to March 31, 2011 and increased 5 days as compared to December 31, 2011, primarily due to increased levels of Inventory to support the anticipated higher level of pre-price increase orders, majority of which will be shipped in the second quarter of 2012.

Investing Activities

Investing activities during the three months ended March 31, 2012 used $4.1 million in cash. Net capital expenditures used $4.1 million. Capital expenditures included investments in tooling related to new product development and manufacturing and information technology and infrastructure upgrades.

Investing activities during the three months ended March 31, 2011 used $1.5 million in cash, almost entirely due to net capital expenditures. Capital expenditures included investments in tooling related to new product development and manufacturing and information technology and infrastructure upgrades.

Financing Activities

Net cash used by financing activities was $6.0 million during the first three months of 2012. The purchases of our Common Stock per our authorized buy back program used $4.1 million, dividend payments used $3.2 million and the payment of Long-Term Debt used $1.0 million, partially offset by proceeds from the issuance of Common Stock of $1.6 million and the tax benefit on stock plans of $0.6 million.

Net cash provided by financing activities was $7.6 million during the first three months of 2011. The issuance of Long-Term Debt provided $10.0 million, proceeds from issuance of common stock provided $1.4 million and a $0.4 million tax benefit of stock plans partially offset by $3.2 million in dividend payments and $0.9 million of repayments of Long-Term Debt.

Indebtedness

As of March 31, 2012, we had committed lines of credit totaling $125.0 million and uncommitted lines of credit totaling $82.7 million. There was $10.0 million in outstanding borrowings under our JPMorgan facility and $20.0 million in outstanding borrowings under our Prudential facility as of March 31, 2012. In addition, we had stand alone letters of credit of $1.8 million outstanding and bank guarantees in the amount of $1.0 million. Commitment fees on unused lines of credit for the three months ended March 31, 2012 were $0.1 million.

Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2012, our indebtedness to EBITDA ratio was 0.54 to 1 and our EBITDA to interest expense ratio was 28.73 to 1.

Credit Facilities

JPMorgan Chase Bank, National Association

On May 5, 2011, we entered into a Credit Agreement (the “2011 Credit Agreement”) with JPMorgan Chase Bank, N. A. (“JPMorgan”), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto. Upon entry into the 2011 Credit Agreement, we repaid and terminated our June 19, 2007 Credit Agreement. The 2011 Credit Agreement provides us and certain of our foreign subsidiaries access to a senior unsecured credit facility until May 5, 2016, in the amount of $125.0 million, with an option to expand by up to $62.5 million to a total of $187.5 million. Borrowings may be denominated in U.S. Dollars or certain other currencies. The 2011 Credit Agreement contains a $0.1 million sublimit on borrowings by foreign subsidiaries.

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

As of March 31, 2012, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10.0 million in outstanding borrowings under this facility at March 31, 2012, with a weighted average interest rate of 1.77%.

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

As of March 31, 2012, there was $20.0 million in outstanding borrowings under this facility; the $10.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018; and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants of the Shelf Agreement as of March 31, 2012.

The Royal Bank of Scotland Citizens, N.A.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2.0 million Euros or approximately $2.7 million. There was no balance outstanding on this facility as of March 31, 2012.

Notes Payable

On May 31, 2011, we incurred $1.5 million in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, which remains outstanding as of March 31, 2012.

Contractual Obligations

Except as noted above, there have been no material changes with respect to contractual obligations as disclosed in our 2011 annual report on Form 10-K.

Cautionary Statement Relevant to Forward-Looking Information

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: geopolitical and economic uncertainty throughout the world; the competition in our business; our ability to effectively manage organizational changes; our ability to comply with laws and regulations; our ability to effectively maintain and manage the data in our computer systems; unforeseen product liability claims or product quality issues; our ability to develop and fund new innovative products and services; our ability to attract and retain key personnel; our ability to successfully upgrade and evolve the capabilities of our computer systems; the occurrence of a significant business interruption; fluctuations in the cost or availability of raw materials and purchased components; our ability to acquire, retain and protect proprietary intellectual property rights; and the relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Information about factors that could materially affect our results can be found in Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A of this Form 10-Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk since December 31, 2011. For additional information, refer to Item 7A of our 2011 annual report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended March 31, 2012 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2011. There have been no material changes to our risk factors since the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2012, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. This is in addition to the 618,050 shares remaining under our current repurchase program as of March 31, 2012. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs. Our 2011 Credit Agreement and Shelf Agreement restrict the payment of dividends or repurchasing of stock if, after giving effect to such payments, our leverage ratio is greater than 2.00 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year.

For the Quarter Ended March 31, 2012	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2012	104	$38.87	-	719,570
February 1 - 29, 2012	9,813	42.97	-	719,570
March 1 - 31, 2012	101,520	40.47	101,520	618,050
Total	111,437	$40.69	101,520	618,050

(1) Includes 9,917 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Languange (XBRL): (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to the Condensed Consolidated Financial Statements.*
Filed herewith electronically.

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of the registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	April 27, 2012	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	April 27, 2012	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)