Form 10-Q
period 2012-06-30
TENNANT CO
filed 2012-08-02
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of July 26, 2012, there were 18,606,295 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except shares and per share data)	June 30		June 30
	2012	2011	2012	2011
Net Sales	$199,493	$201,259	$373,205	$373,849
Cost of Sales	110,542	117,791	208,935	218,450
Gross Profit	88,951	83,468	164,270	155,399
Operating Expense:
Research and Development Expense	6,935	6,717	14,205	12,997
Selling and Administrative Expense	60,419	66,513	120,133	123,973
Total Operating Expense	67,354	73,230	134,338	136,970
Profit from Operations	21,597	10,238	29,932	18,429
Other Income (Expense):
Interest Income	330	184	642	252
Interest Expense	(669)	(545)	(1,381)	(960)
Net Foreign Currency Transaction (Losses) Gains	(880)	913	(1,111)	1,440
Other Income (Expense), Net	41	(65)	76	(33)
Total Other (Expense) Income, Net	(1,178)	487	(1,774)	699

Profit Before Income Taxes	20,419	10,725	28,158	19,128
Income Tax Expense	6,748	4,870	9,163	7,407
Net Earnings	$13,671	$5,855	$18,995	$11,721

Earnings per Share:
Basic	$0.74	$0.31	$1.02	$0.62
Diluted	$0.71	$0.30	$0.99	$0.60

Weighted Average Shares Outstanding:
Basic	18,594,207	18,941,131	18,658,182	18,952,093
Diluted	19,203,563	19,467,553	19,262,469	19,491,056

Cash Dividend Declared per Common Share	$0.17	$0.17	$0.34	$0.34

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30		June 30
	2012	2011	2012	2011
Net Earnings	$13,671	$5,855	$18,995	$11,721
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	(4,023)	2,281	(1,857)	5,366
Pension adjustments	249	1,583	504	1,616
Total Other Comprehensive Income, net of tax	(3,774)	3,864	(1,353)	6,982
Comprehensive Income	$9,897	$9,719	$17,642	$18,703

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except shares and per share data)	2012	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$38,432	$52,339
Restricted Cash	1,586	3,279
Accounts Receivable, less Allowances of $4,946 and $4,828, respectively	135,062	128,873
Inventories	68,413	65,912
Prepaid Expenses	11,598	10,320
Deferred Income Taxes, Current Portion	10,114	10,358
Other Current Assets	16	1,015
Total Current Assets	265,221	272,096
Property, Plant and Equipment	293,631	286,949
Accumulated Depreciation	(206,941)	(199,795)
Property, Plant and Equipment, Net	86,690	87,154
Deferred Income Taxes, Long-Term Portion	16,607	15,014
Goodwill	19,830	20,303
Intangible Assets, Net	22,198	23,758
Other Assets	5,397	5,937
Total Assets	$415,943	$424,262
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$3,235	$4,166
Accounts Payable	49,039	46,869
Employee Compensation and Benefits	24,763	32,934
Income Taxes Payable	2,699	619
Other Current Liabilities	36,836	39,404
Total Current Liabilities	116,572	123,992
Long-Term Liabilities:
Long-Term Debt	31,049	32,289
Employee-Related Benefits	38,343	40,089
Deferred Income Taxes, Long-Term Portion	3,434	3,189
Other Liabilities	3,945	3,851
Total Long-Term Liabilities	76,771	79,418
Total Liabilities	193,343	203,410
Commitments and Contingencies (Note 11)

Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,606,100 and 18,834,940 shares issued and outstanding, respectively	6,977	7,063
Additional Paid-In Capital	17,882	15,082
Retained Earnings	228,332	227,944
Accumulated Other Comprehensive Loss	(30,591)	(29,237)
Total Shareholders’ Equity	222,600	220,852
Total Liabilities and Shareholders’ Equity	$415,943	$424,262

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30
	2012	2011
OPERATING ACTIVITIES
Net Earnings	$18,995	$11,721
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	8,937	8,664
Amortization	1,432	1,704
Impairment of Intangible Assets	-	1,805
Deferred Income Taxes	(1,271)	3,249
Stock-Based Compensation Expense	3,911	2,490
Allowance for Doubtful Accounts and Returns	1,148	642
Other, Net	19	385
Changes in Operating Assets and Liabilities:
Accounts Receivable	(7,538)	(12,593)
Inventories	(7,278)	(10,273)
Accounts Payable	3,978	14,515
Employee Compensation and Benefits	(8,438)	(6,105)
Other Current Liabilities	(1,714)	(538)
Income Taxes	855	116
Other Assets and Liabilities	(493)	(3,072)
Net Cash Provided by Operating Activities	12,543	12,710
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(7,482)	(4,023)
Proceeds from Disposals of Property, Plant and Equipment	534	255
Acquisition of Businesses, Net of Cash Acquired	(750)	(2,916)
Decrease in Restricted Cash	1,691	-
Net Cash Used for Investing Activities	(6,007)	(6,684)
FINANCING ACTIVITIES
Change in Short-Term Borrowings, Net	-	(35)
Payment of Long-Term Debt	(1,764)	(12,268)
Issuance of Long-Term Debt	-	20,000
Purchases of Common Stock	(15,281)	(9,159)
Proceeds from Issuance of Common Stock	1,952	1,782
Tax Benefit on Stock Plans	1,076	739
Dividends Paid	(6,358)	(6,471)
Net Cash Used for Financing Activities	(20,375)	(5,412)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(68)	1,308
Net (Decrease) Increase in Cash and Cash Equivalents	(13,907)	1,922
Cash and Cash Equivalents at Beginning of Period	52,339	39,529
Cash and Cash Equivalents at End of Period	$38,432	$41,451
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$5,394	$3,870
Cash Paid for Interest	$1,314	$815
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$698	$1,289
Collateralized Borrowings	$68	$274
Notes Payable Related to Water Star, Inc. Acquisition	$750	$1,500

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

A reconciliation of the beginning and ending liability balances is as follows:

Severence, Early Retirement and Related Costs
2010 restructuring action	$1,671
Cash payments	(87)
December 31, 2010 balance	$1,584
2011 utilization:
Cash payments	(1,534)
Foreign currency adjustments	(54)
Change in estimate	110
December 31, 2011 balance	$106
2012 utilization:
Cash payments	(64)
Foreign currency adjustments	(5)
June 30, 2012 balance	$37

4. Acquisitions

On May 31, 2011, we acquired Water Star, Inc. (“Water Star”), a Newbury, Ohio firm specializing in electrochemistry for $4,456. The total purchase price of $4,456 is comprised of $2,956 paid at closing and two $750 installment payments which will be paid in cash on the first and second anniversary dates of the acquisition. The first installment payment was made on May 31, 2012. These installment payments are not contingent on any future services or other financial targets. This acquisition is consistent with our strategy to expand our intellectual property in support of our long-term vision to deliver sustainable, breakthrough innovations.

The components of the purchase price of the business combination described above have been allocated as follows:

Current Assets	$426
Property, Plant and Equipment, net	167
Identified Intangible Asset	3,800
Goodwill	472
Total Assets Acquired	4,865
Current Liabilities	409
Total Liabilities Assumed	409
Net Assets Acquired	$4,456

5. Inventories

Inventories are valued at the lower of cost or market. Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
Inventories carried at LIFO:
Finished goods	$36,100	$32,648
Raw materials, production parts and work-in-process	16,987	16,611
LIFO reserve	(27,926)	(27,926)
Total LIFO inventories	25,161	21,333

Inventories carried at FIFO:
Finished goods	28,980	31,912
Raw materials, production parts and work-in-process	14,272	12,667
Total FIFO inventories	43,252	44,579
Total inventories	$68,413	$65,912

The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6. Goodwill and Intangible Assets

The changes in the carrying value of Goodwill for the six months ended June 30, 2012 were as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2011	$66,523	$(46,220)	$20,303
Foreign currency fluctuations	(223)	(250)	(473)
Balance as of June 30, 2012	$66,300	$(46,470)	$19,830

The balances of acquired Intangible Assets, excluding Goodwill, as of June 30, 2012 and December 31, 2011 were as follows:

	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of June 30, 2012:
Original cost	$23,562	$4,492	$7,059	$35,113
Accumulated amortization	(9,064)	(1,347)	(2,504)	(12,915)
Carrying value	$14,498	$3,145	$4,555	$22,198
Weighted-average original life (in years)	15	14	13

Balance as of December 31, 2011:
Original cost	$25,987	$4,583	$7,136	$37,706
Accumulated amortization	(10,387)	(1,209)	(2,352)	(13,948)
Carrying value	$15,600	$3,374	$4,784	$23,758
Weighted-average original life (in years)	14	14	13

The additions to Goodwill and Intangible Assets during 2011 were based on the purchase price allocation of Water Star as described in Note 4. The Water Star intangible asset consisted of technology with an estimated life of 15 years.

We recorded an impairment loss on a customer list and technology intangible assets during the second quarter of 2011, totaling $1,805 due to our strategic decision to discontinue our two Hofmans outdoor city cleaning products. The impairment was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings.

Amortization expense on Intangible Assets for the three and six months ended June 30, 2012 was $656 and $1,432, respectively. Amortization expense on Intangible Assets for the three and six months ended June 30, 2011 was $872 and $1,704, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2012	$1,135
2013	2,285
2014	2,225
2015	2,214
2016	2,174
Thereafter	12,165
Total	$22,198

7. Debt

Debt outstanding is summarized as follows:

	June 30,	December 31,
	2012	2011
Long-Term Debt:
Bank borrowings	$30	$49
Credit facility borrowings	30,000	30,000
Notes payable	750	1,500
Collateralized borrowings	68	127
Capital lease obligations	3,436	4,779
Total Long-Term Debt	34,284	36,455
Less: Current Portion	3,235	4,166
Long-Term Portion	$31,049	$32,289

As of June 30, 2012, we had committed lines of credit totaling $125,000 and uncommitted lines of credit totaling $87,532. There was $10,000 in outstanding borrowings under our JPMorgan facility and $20,000 in outstanding borrowings under our Prudential facility as of June 30, 2012. In addition, we had stand alone letters of credit of $1,764 outstanding and bank guarantees in the amount of $1,002. Commitment fees on unused lines of credit for the six months ended June 30, 2012 were $158.

Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2012, our indebtedness to EBITDA ratio was 0.47 to 1 and our EBITDA to interest expense ratio was 30.35 to 1.

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

As of June 30, 2012, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10,000 in outstanding borrowings under this facility at June 30, 2012, with a weighted average interest rate of 1.74%.

Prudential Investment Management, Inc.

On May 5, 2011, we entered into Amendment No. 1 to our Private Shelf Agreement (“Amendment No. 1”), which amends the Private Shelf Agreement, dated as of July 29, 2009, with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto (the “Shelf Agreement”). The Shelf Agreement provides us and our subsidiaries access to an uncommitted, senior unsecured, maximum aggregate principal amount of $80,000 of debt capital.

Amendment No. 1 principally provides the following changes to the Shelf Agreement:

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

On July 24, 2012, we entered into Amendment No. 2 to our Private Shelf Agreement (“Amendment No. 2”), which amends the Shelf Agreement. The principal change effected by Amendment No. 2 is an extension of the Issuance Period for Shelf Notes under the Shelf Agreement. The Issuance Period now expires on July 24, 2015.

As of June 30, 2012, there was $20,000 in outstanding borrowings under this facility; the $10,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018; and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants of the Shelf Agreement as of June 30, 2012.

The Royal Bank of Scotland Citizens, N.A.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A., in the amount of 2,000 Euros or approximately $2,532. There was no balance outstanding on this facility as of June 30, 2012.

HSBC Bank (China) Company Limited, Shanghai Branch

On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. There was no balance outstanding on this facility as of June 30, 2012.

Notes Payable

On May 31, 2011, we incurred $1,500 in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, of which $750 remains outstanding as of June 30, 2012.

8. Warranty

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty terms on machines generally range from one to four years.

The changes in warranty reserves for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended
	June 30
	2012	2011
Beginning balance	$8,759	$7,043
Additions charged to expense	6,312	6,310
Reserve acquired	-	10
Foreign currency fluctuations	(17)	75
Claims paid	(5,817)	(5,593)
Ending balance	$9,237	$7,845

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at June 30, 2012 is as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	16	-	16	-
Total Assets	$16	$-	$16	$-
Liabilities:
Foreign currency forward exchange contracts	$326	$-	$326	$-
Total Liabilities	$326	$-	$326	$-

Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense), Net under Net Foreign Currency Transaction (Losses) Gains within the Condensed Consolidated Statements of Earnings. As of June 30, 2012, the fair value of such contracts outstanding was an asset of $16 and a liability of $326. As of June 30, 2011, the fair value of such contracts outstanding was an asset of $26 and a liability of $267. We recognized a net gain of $2,032 and a net loss of $3,567 on these contracts during the first six months of 2012 and 2011, respectively. At June 30, 2012 and 2011, the notional amounts of foreign currency forward exchange contracts outstanding were $44,802 and $48,503, respectively.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for Cash and Cash Equivalents, Accounts Receivable, Other Current Assets, Accounts Payable and Other Current Liabilities approximate fair value.

The fair value of our Long-Term Debt approximates cost based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

10. Retirement Benefit Plans

Our defined benefit pension plans and postretirement medical plan are described in Note 11 of the 2011 annual report on Form 10-K. We have contributed $74 and $105 during the second quarter of 2012 and $995 and $239 during the first six months of 2012 to our pension plans and to our postretirement medical plan, respectively.

The components of the net periodic benefit cost for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$174	$160	$33	$25	$35	$33
Interest cost	483	493	131	122	139	144
Expected return on plan assets	(569)	(583)	(118)	(108)	-	-
Amortization of net actuarial loss (gain)	282	(12)	-	-	17	(15)
Amortization of prior service cost	95	138	39	39	(145)	(145)
Foreign currency	-	-	45	16	-	-
Net periodic cost	$465	$196	$130	$94	$46	$17

	Six Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$339	$326	$66	$50	$70	$66
Interest cost	961	1,006	261	244	279	306
Expected return on plan assets	(1,140)	(1,163)	(235)	(216)	-	-
Amortization of net actuarial loss	568	14	-	-	34	-
Amortization of prior service cost	192	275	77	78	(290)	(290)
Foreign currency	-	-	23	77	-	-
Net periodic cost	$920	$458	$192	$233	$93	$82

11. Commitments and Contingencies

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of June 30, 2012, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $7,192, of which we have guaranteed $3,803. As of June 30, 2012, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $564 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

During the second quarter of 2012, we entered into a three year agreement with a supplier, commencing January 1, 2013, with a total commitment of $2,102 which is still outstanding as of June 30, 2012.

12. Income Taxes

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2008 and with limited exceptions, state and foreign income tax examinations for taxable years before 2004.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $3,454 for unrecognized tax benefits as of June 30, 2012 was approximately $477 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2012 was $3,229. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.

Unrecognized tax benefits were reduced by $85 during the first six months of 2012 for expiration of the statute of limitations in various jurisdictions.

We are currently under examination by the Internal Revenue Service for the 2009 tax year. Although the outcome of this matter cannot currently be determined, we believe adequate provision has been made for any potential unfavorable financial statement impact. We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2004 to 2010 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

13. Stock-Based Compensation

Our stock-based compensation plans are described in Note 15 of the 2011 annual report on Form 10-K. During the three months ended June 30, 2012 and 2011 we recognized total Stock-Based Compensation Expense of $2,218 and $1,191, respectively. During the six months ended June 30, 2012 and 2011 we recognized total Stock-Based Compensation Expense of $3,911 and $2,490, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements during the six months ended June 30, 2012 and 2011 was $1,076 and $739, respectively.

During the first six months of 2012 we granted 33,147 restricted shares. The weighted average grant date fair value of each share awarded was $43.15. Restricted share awards generally have a 3 year vesting period from the effective date of the grant. The total fair value of shares vested during the six months ended June 30, 2012 and 2011 was $301 and $623, respectively.

14. Earnings Per Share

The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Numerator:
Net Earnings	$13,671	$5,855	$18,995	$11,721
Denominator:
Basic - Weighted Average Shares Outstanding	18,594,207	18,941,131	18,658,182	18,952,093
Effect of dilutive securities:
Share-based compensation plans	609,356	526,422	604,287	538,963
Diluted - Weighted Average Shares Outstanding	19,203,563	19,467,553	19,262,469	19,491,056
Basic Earnings per Share	$0.74	$0.31	$1.02	$0.62
Diluted Earnings per Share	$0.71	$0.30	$0.99	$0.60

Excluded from the dilutive securities shown above were options to purchase 253,781 and 179,130 shares of Common Stock during the three months ended June 30, 2012 and 2011, respectively. Excluded from the dilutive securities shown above were options to purchase 208,578 and 127,289 shares of Common Stock during the six months ended June 30, 2012 and 2011, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

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

Net Sales attributed to each geographic area for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Americas	$135,689	$129,490	$247,102	$237,632
Europe, Middle East, Africa	43,414	49,383	87,218	94,992
Asia Pacific	20,390	22,386	38,885	41,225
Total	$199,493	$201,259	$373,205	$373,849

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

17. Subsequent Event

On July 24, 2012, we entered into Amendment No. 2 to the Shelf Agreement as further discussed in Note 7.

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

Net Earnings for the second quarter of 2012 were $13.7 million, or $0.71 per diluted share, as compared to Net Earnings of $5.9 million, or $0.30 per diluted share, in the second quarter of 2011. Net Earnings during the second quarter of 2012 benefited from higher gross profit margin, driven by product mix, stable commodity costs and production efficiencies, and decreased Selling and Administrative (“S&A”) Expense, due to continued tight cost controls and improved operating efficiencies. Net Earnings for the second quarter of 2012 were also impacted by $0.9 million of net foreign currency transaction losses, versus $0.9 million of net foreign currency transaction gains in the prior year quarter, due to the volatility of foreign exchange rates.

Net Earnings for the first six months of 2012 were $19.0 million, or $0.99 per diluted share, as compared to Net Earnings of $11.7 million, or $0.60 per diluted share, in the first six months of 2011. Net Earnings during the first six months of 2012 were favorably impacted by higher gross profit margin and lower S&A Expense.

Net Earnings for the second quarter and first six months of 2011 were impacted by our strategic decision to discontinue our two Hofmans outdoor city cleaning products in order to focus our resources on our more innovative Green MachinesTM products. This decision resulted in a $3.8 million after-tax charge, or a loss of $0.20 per diluted share, during the second quarter of 2011, and consisted of the following items: increased inventory reserves and fixed asset write-offs of approximately $1.5 million; write-down of intangible assets of approximately $1.8 million; accrued severance of approximately $1.0 million; and a tax benefit of approximately $0.5 million. In addition, the severance due under the settlement agreement related to the departure of our Vice President of International resulted in a $1.2 million after-tax charge, or a loss of $0.06 per diluted share, which also impacted Net Earnings for the second quarter of 2011.

Historical Results

The following table compares the historical results of operations for the three and six months ended June 30, 2012 and 2011, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2012	%	2011	%	2012	%	2011	%
Net Sales	$199,493	100.0	$201,259	100.0	$373,205	100.0	$373,849	100.0
Cost of Sales	110,542	55.4	117,791	58.5	208,935	56.0	218,450	58.4
Gross Profit	88,951	44.6	83,468	41.5	164,270	44.0	155,399	41.6
Operating Expense:
Research and Development Expense	6,935	3.5	6,717	3.3	14,205	3.8	12,997	3.5
Selling and Administrative Expense	60,419	30.3	66,513	33.0	120,133	32.2	123,973	33.2
Total Operating Expense	67,354	33.8	73,230	36.4	134,338	36.0	136,970	36.6
Profit from Operations	21,597	10.8	10,238	5.1	29,932	8.0	18,429	4.9
Other Income (Expense):
Interest Income	330	0.2	184	0.1	642	0.2	252	0.1
Interest Expense	(669)	(0.3)	(545)	(0.3)	(1,381)	(0.4)	(960)	(0.3)
Net Foreign Currency Transaction (Losses) Gains	(880)	(0.4)	913	0.5	(1,111)	(0.3)	1,440	0.4
Other Income (Expense), Net	41	-	(65)	-	76	-	(33)	-
Total Other (Expense) Income, Net	(1,178)	(0.6)	487	0.2	(1,774)	(0.5)	699	0.2

Profit Before Income Taxes	20,419	10.2	10,725	5.3	28,158	7.5	19,128	5.1
Income Tax Expense	6,748	3.4	4,870	2.4	9,163	2.5	7,407	2.0
Net Earnings	$13,671	6.9	$5,855	2.9	$18,995	5.1	$11,721	3.1
Earnings per Diluted Share	$0.71		$0.30		$0.99		$0.60

Net Sales

Consolidated Net Sales for the second quarter of 2012 totaled $199.5 million, a 0.9% decrease as compared to consolidated Net Sales of $201.3 million in the second quarter of 2011. Consolidated Net Sales for the first six months of 2012 totaled $373.2 million, a decrease of 0.2% as compared to consolidated Net Sales of $373.8 million in the same period of 2011.

The components of the consolidated Net Sales change for the three and six months ended June 30, 2012 as compared to the same periods in 2011 were as follows:

	2012 v. 2011
Growth Elements	Three Months Ended June 30	Six Months Ended June 30
Organic Growth:
Volume	1.1%	0.3%
Price	1.5%	2.0%
Organic Growth	2.6%	2.3%
Foreign Currency	(3.5%)	(2.5%)
Total	(0.9%)	(0.2%)

The 0.9% decrease in consolidated Net Sales in the second quarter of 2012 as compared to the same period in 2011 was driven by:

•
an organic sales increase of approximately 2.6%, excluding the effects of acquisitions and foreign currency exchange, primarily due to an approximate 1.5% increase in pricing and an approximate 1.1% volume increase primarily in equipment sales; and

•	an unfavorable direct foreign currency exchange impact of approximately 3.5%.

The 0.2% decrease in consolidated Net Sales in the first six months of 2012 as compared to the same period in 2011 was driven by:

•
an organic sales increase of approximately 2.3%, excluding the effects of acquisitions and foreign currency exchange, primarily due to an approximate 2.0% increase in pricing and an approximate 0.3% volume increase primarily in equipment sales; and

•	an unfavorable direct foreign currency exchange impact of approximately 2.5%.

The following table sets forth the Net Sales by geographic area for the three and six months ended June 30, 2012 and 2011 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2012	2011	%	2012	2011	%
Americas	$135,689	$129,490	4.8	$247,102	$237,632	4.0
Europe, Middle East and Africa	43,414	49,383	(12.1)	87,218	94,992	(8.2)
Asia Pacific	20,390	22,386	(8.9)	38,885	41,225	(5.7)
Total	$199,493	$201,259	(0.9)	$373,205	$373,849	(0.2)

Americas

Net Sales in the Americas were $135.7 million and $247.1 million for the second quarter and six months ended June 30, 2012, an increase of 4.8% and 4.0%, respectively, from the second quarter and six months ended June 30, 2011. Net Sales in the second quarter and six months ended June 30, 2012 benefited from sales to strategic account customers and sales of industrial scrubbers equipped with ec-H2O™ technology and increased selling prices in North America. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 2.0% during the second quarter and 1.0% during the first six months of 2012. Organic sales growth was approximately 6.8% in the second quarter and 5.0% in the first six months of 2012.

Europe, Middle East and Africa

In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales decreased 12.1% and 8.2% to $43.4 million and $87.2 million, respectively, for the second quarter and six months ended June 20, 2012, compared to the second quarter and six months ended June 30, 2011. Direct foreign currency exchange fluctuations unfavorably impacted EMEA Net Sales by approximately 8.5% and 6.0%, respectively, in the second quarter and first six months of 2012. Organic sales declined approximately 3.6% and 2.2%, respectively, in the second quarter and first six months of 2012. EMEA Net Sales in the second quarter and six months ended June 30, 2012 were unfavorably impacted by the uncertain economic conditions in Europe and a continued tight credit environment that made it difficult for customers to obtain financing to purchase our equipment. This was somewhat offset by higher sales of outdoor city cleaning equipment.

Asia Pacific

Net Sales in the Asia Pacific market for the second quarter and six months ended June 30, 2012 totaled $20.4 million and $38.9 million, respectively, a decrease of 8.9% and 5.7%, respectively, from the second quarter and six months ended June 30, 2011. Direct foreign currency translation exchange effects unfavorably decreased sales by approximately 1.0% in the second quarter and favorably increased sales by approximately 1.0% during the first six months of 2012. Organic sales declined approximately 7.9% and 6.7%, respectively, in the second quarter and the first six months of 2012. Net Sales in the second quarter and first six months of 2012 benefited from robust volume growth in China, but this was not sufficient to offset equipment volume declines in mature markets due to softer economic conditions.

Gross Profit

Gross margin was 44.6% and 44.0% for the second quarter and first six months of 2012, as compared with 41.5% and 41.6%, respectively, for the same periods of 2011. Gross margin increased by 310 and 240 basis points in the second quarter and the first six months of 2012, respectively, primarily driven by product mix, stable commodity costs and production efficiencies.

Gross margin for the second quarter and first six months of 2011 was impacted by increased inventory reserves and fixed asset write-offs of $1.5 million related to the Hofmans product discontinuance, which unfavorably impacted gross margin by 70 and 40 basis points, respectively, in the second quarter and first six months of 2011.

Operating Expense

Research & Development Expense

Research and Development (“R&D”) Expense in the second quarter of 2012 was up 3.2% to $6.9 million as compared with $6.7 million in the second quarter of 2011. R&D Expense as a percentage of Net Sales was 3.5% for the second quarter of 2012, an increase as compared to 3.3% of Net Sales for R&D Expense in the second quarter of 2011, primarily from continued investment in developing innovative new products for our traditional core business, as well as our Orbio business.

R&D Expense for the six months ended June 30, 2012 was $14.2 million, up 9.3% from $13.0 million in the same period in 2011. R&D Expense as a percentage of Net Sales was 3.8% for the first six months of 2012 as compared to 3.5% for the first six months of 2011.

Selling & Administrative Expense

S&A Expense in the second quarter of 2012 was $60.4 million as compared to $66.5 million in the second quarter of 2011. The decrease in S&A Expense was primarily attributable to continued tight cost controls and improved operating efficiencies. S&A Expense as a percentage of Net Sales was 30.3% for the second quarter of 2012, down 270 basis points from 33.0% in the comparable 2011 quarter.

For the six months ended June 30, 2012, S&A Expense decreased to $120.1 million from $124.0 million in the comparable period last year due to continued tight cost controls and improved operating efficiencies. S&A Expense as a percentage of Net Sales was 32.2% for the first half of 2012 versus 33.2% in the comparable period last year.

S&A Expense in the second quarter and first six months of 2011 was impacted by $4.0 million of charges related to the Hofmans product discontinuance and international executive severance.

Other Income (Expense), Net

Interest Income

Interest Income increased $0.1 million and $0.4 million in the second quarter and first six months of 2012, respectively, as compared to the same periods in 2011. The increase between 2012 and 2011 is due to higher interest rates on higher average levels of cash and cash equivalents.

Interest Expense

Interest Expense increased $0.1 million and $0.4 million in the second quarter and first six months of 2012, respectively, as compared to the same periods in 2011. The increase in Interest Expense between periods was primarily due to a higher interest rate in the current period as compared to the same period in 2011.

Net Foreign Currency Transaction (Losses) Gains

Net Foreign Currency Transaction Losses in the second quarter and first six months of 2012 were $0.9 million and $1.1 million, respectively, as compared to Net Foreign Currency Transaction Gains of $0.9 million and $1.4 million in the same periods in the prior year. The unfavorable change in the impact from foreign currency transactions in the second quarter and first six months of 2012 was due to fluctuations in foreign currency rates in the normal course of business.

Other Income, Net

There was no significant change in Other Income, Net in the second quarter and the first six months of 2012 as compared to the same periods in 2011.

Income Taxes

The effective tax rate in the second quarter of 2012 was 33.0% compared to the effective rate in the second quarter of the prior year of 45.4%. The tax expense for the second quarter of 2011 only included a $0.5 million tax benefit associated with the $5.5 million one-time expense related to the Hofmans product obsolescence and international executive severance which materially increased the overall effective rate. Excluding these charges, the 2011 second quarter overall effective tax rate would have been 33.0%.

The year-to-date overall effective tax rate was 32.5% for 2012 compared to 38.7% for 2011. Excluding the charges described above, the 2011 overall effective tax rate would have been 32.0%. The increase in the overall year-to-date effective rate, excluding the effect of these charges, was primarily related to the mix in expected full year taxable earnings by country and changes related to the Federal R&D tax credits. The 2012 second quarter tax rate did not include any benefit for Federal R&D tax credits as we are not allowed to consider these credits in our tax rate until they are formally reenacted.

We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management’s belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.

Liquidity and Capital Resources

Liquidity

Cash and Cash Equivalents totaled $38.4 million at June 30, 2012, as compared to $52.3 million as of December 31, 2011. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.3 as of June 30, 2012 and 2.2 as of December 31, 2011, based on working capital of $148.6 million and $148.1 million, respectively. Our debt-to-capital ratio was 13.3% and 14.2% at June 30, 2012 and December 31, 2011, respectively.

Cash Flow Summary

Cash provided by (used for) our operating, investing and financing activities is summarized as follows (in thousands):

	Six Months Ended
	June 30
	2012	2011
Operating Activities	$12,543	$12,710
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(6,948)	(3,768)
Acquisitions of Businesses, Net of Cash Acquired	(750)	(2,916)
Decrease in Restricted Cash	1,691	-
Financing Activities	(20,375)	(5,412)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(68)	1,308
Net (Decrease) Increase in Cash and Cash Equivalents	$(13,907)	$1,922

Operating Activities

Operating activities provided $12.5 million of cash for the six months ended June 30, 2012. Cash provided by operating activities was driven primarily from Net Earnings of $19.0 million and the $4.0 million increase in Accounts Payable partially offset by payment of Employee Compensation and Benefits liabilities and increases in our Accounts Receivable and Inventories. The increase in Accounts Payable is primarily due to timing of payments. The increases in our Accounts Receivable and Inventories are a result of increased sales during the second quarter of 2012.

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

	June 30, 2012	December 31, 2011	June 30, 2011
DSO	60	58	60
DIOH	82	88	81

As of June 30, 2012, DSO remained the same as compared to June 30, 2011 due to continued management of our receivables by enforcing tight credit limits and continuing to successfully collect past due balances. As of June 30, 2012, DSO increased 2 days as compared to December 31, 2011, primarily due to higher levels of accounts receivable related to mix of business.

As of June 30, 2012, DIOH increased 1 day as compared to June 30, 2011, primarily due to starting the second quarter of 2012 with higher than usual inventory levels to support pre-price increase orders. As of June 30, 2012, DIOH decreased 6 days as compared to December 31, 2011, primarily due to shipping orders earlier in the second quarter of 2012 versus shipping orders later in the fourth quarter of 2011.

Investing Activities

Investing activities during the six months ended June 30, 2012 used $6.0 million in cash. Net capital expenditures used $6.9 million and the installment payment to the former owners of Water Star used $0.8 million. This was partially offset by decreases in restricted cash which provided $1.7 million. Capital expenditures included investments in tooling related to new product development and manufacturing; and information technology process improvement projects.

Investing activities during the six months ended June 30, 2011 used $6.7 million in cash. Net capital expenditures used $3.8 million and our acquisition of Water Star used $2.9 million. Capital expenditures included investments in tooling related to new product development and manufacturing; and information technology and infrastructure upgrades.

Financing Activities

Net cash used by financing activities was $20.4 million during the first six months of 2012. The purchases of our Common Stock per our authorized repurchase program used $15.3 million, dividend payments used $6.4 million and the payment of Long-Term Debt used $1.8 million, partially offset by proceeds from the issuance of Common Stock of $2.0 million and the tax benefit on stock plans of $1.1 million.

Net cash used by financing activities was $5.4 million during the first six months of 2011. Repayment of Long-Term Debt used $12.3 million, purchases of Common Stock used $9.1 million and dividend payments used $6.5 million, partially offset by issuance of Long-Term Debt of $20.0 million, proceeds from issuance of Common Stock of $1.8 million and a $0.7 million tax benefit on stock plans.

Indebtedness

As of June 30, 2012, we had committed lines of credit totaling $125.0 million and uncommitted lines of credit totaling $87.5 million. There was $10.0 million in outstanding borrowings under our JPMorgan facility and $20.0 million in outstanding borrowings under our Prudential facility as of June 30, 2012. In addition, we had stand alone letters of credit of $1.8 million outstanding and bank guarantees in the amount of $1.0 million. Commitment fees on unused lines of credit for the six months ended June 30, 2012 were $0.2 million.

Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2012, our indebtedness to EBITDA ratio was 0.47 to 1 and our EBITDA to interest expense ratio was 30.35 to 1.

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

As of June 30, 2012, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10.0 million in outstanding borrowings under this facility at June 30, 2012, with a weighted average interest rate of 1.74%.

Prudential Investment Management, Inc.

On May 5, 2011, we entered into Amendment No. 1 to our Private Shelf Agreement (the “Amendment No. 1”), which amends the Private Shelf Agreement, dated as of July 29, 2009, with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto (the “Shelf Agreement”). The Shelf Agreement provides us and our subsidiaries access to an uncommitted, senior unsecured, maximum aggregate principal amount of $80.0 million of debt capital.

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

On July 24, 2012, we entered into Amendment No. 2 to our Private Shelf Agreement (“Amendment No. 2”), which amends the Shelf Agreement. The principal change effected by Amendment No. 2 is an extension of the Issuance Period for Shelf Notes under the Shelf Agreement. The Issuance Period now expires on July 24, 2015.

As of June 30, 2012, there was $20.0 million in outstanding borrowings under this facility; the $10.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018; and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants of the Shelf Agreement as of June 30, 2012.

The Royal Bank of Scotland Citizens, N.A.

On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2.0 million Euros or approximately $2.5 million. There was no balance outstanding on this facility as of June 30, 2012.

HSBC Bank (China) Company Limited, Shanghai Branch

On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. There was no balance outstanding on this facility as of June 30, 2012.

Notes Payable

On May 31, 2011, we incurred $1.5 million in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, of which $0.8 million remains outstanding as of June 30, 2012.

Contractual Obligations

During the second quarter of 2012, we entered into a three year agreement with a supplier, commencing January 1, 2013, with a total commitment of $2,102 which is still outstanding as of June 30, 2012.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended June 30, 2012 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2012, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. This was in addition to the 618,050 shares remaining under our prior repurchase program as of March 31, 2012. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs. Our 2011 Credit Agreement and Shelf Agreement restrict the payment of dividends or repurchasing of stock if, after giving effect to such payments, our leverage ratio is greater than 2.00 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year.

For the Quarter Ended June 30, 2012	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2012	93	$44.00	-	1,618,050
May 1 - 31, 2012	240,929	43.47	240,769	1,377,281
June 1 - 30, 2012	17,300	40.81	17,300	1,359,981
Total	258,322	$43.29	258,069	1,359,981

(1) Includes 253 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

Item 6.  Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Form 8-K dated December 14, 2010.
10.1	Amendment No. 2 to Private Shelf Agreement dated as of July 24, 2012.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 26, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to the Condensed Consolidated Financial Statements.*
Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 2, 2012	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	August 2, 2012	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)