Form 10-Q
period 2012-09-30
TENNANT CO
filed 2012-10-30
CIK 97134

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number 1-16191
______________________________________
TENNANT COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0572550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota  55440
(Address of principal executive offices)
(Zip Code)

(763) 540-1200
(Registrant’s telephone number, including area code)
______________________________________________
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

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of October 24, 2012, there were 18,585,300 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except shares and per share data)	September 30		September 30
	2012	2011	2012	2011
Net Sales	$178,268	$186,990	$551,473	$560,839
Cost of Sales	100,705	106,737	309,640	325,188
Gross Profit	77,563	80,253	241,833	235,651
Operating Expense:
Research and Development Expense	7,353	7,240	21,558	20,236
Selling and Administrative Expense	57,193	57,250	177,326	181,222
Gain on Sale of Business	(784)	—	(784)	—
Total Operating Expense	63,762	64,490	198,100	201,458
Profit from Operations	13,801	15,763	43,733	34,193
Other Income (Expense):
Interest Income	229	224	871	476
Interest Expense	(640)	(654)	(2,021)	(1,614)
Net Foreign Currency Transaction (Losses) Gains	(385)	(1,390)	(1,496)	49
Other Income (Expense), Net	99	—	175	(33)
Total Other Expense, Net	(697)	(1,820)	(2,471)	(1,122)

Profit Before Income Taxes	13,104	13,943	41,262	33,071
Income Tax Expense	4,359	4,215	13,522	11,622
Net Earnings	$8,745	$9,728	$27,740	$21,449

Earnings per Share:
Basic	$0.47	$0.52	$1.49	$1.14
Diluted	$0.46	$0.50	$1.45	$1.10

Weighted Average Shares Outstanding:
Basic	18,468,546	18,741,524	18,594,508	18,881,132
Diluted	19,040,875	19,271,074	19,154,844	19,417,061

Cash Dividend Declared per Common Share	$0.17	$0.17	$0.51	$0.51

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30		September 30
	2012	2011	2012	2011
Net Earnings	$8,745	$9,728	$27,740	$21,449
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	1,424	(7,614)	(433)	(2,249)
Pension adjustments	246	(12)	750	1,605
Total Other Comprehensive Income (Loss), net of tax	1,670	(7,626)	317	(644)
Comprehensive Income	$10,415	$2,102	$28,057	$20,805

See accompanying Notes to the Condensed Consolidated Financial Statements.
TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except shares and per share data)	2012	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$62,699	$52,339
Restricted Cash	187	3,279
Accounts Receivable, less Allowances of $4,778 and $4,828, respectively	124,125	128,873
Inventories	60,953	65,912
Prepaid Expenses	11,653	10,320
Deferred Income Taxes, Current Portion	10,521	10,358
Other Current Assets	53	1,015
Total Current Assets	270,191	272,096
Property, Plant and Equipment	297,496	286,949
Accumulated Depreciation	(210,608)	(199,795)
Property, Plant and Equipment, Net	86,888	87,154
Deferred Income Taxes, Long-Term Portion	15,568	15,014
Goodwill	19,779	20,303
Intangible Assets, Net	21,912	23,758
Other Assets	8,736	5,937
Total Assets	$423,074	$424,262
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$2,731	$4,166
Accounts Payable	43,537	46,869
Employee Compensation and Benefits	32,300	32,934
Income Taxes Payable	1,304	619
Other Current Liabilities	37,519	39,404
Total Current Liabilities	117,391	123,992
Long-Term Liabilities:
Long-Term Debt	30,917	32,289
Employee-Related Benefits	38,022	40,089
Deferred Income Taxes, Long-Term Portion	3,240	3,189
Other Liabilities	3,895	3,851
Total Long-Term Liabilities	76,074	79,418
Total Liabilities	193,465	203,410
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,578,029 and 18,834,940 shares issued and outstanding, respectively	6,967	7,063
Additional Paid-In Capital	20,061	15,082
Retained Earnings	231,501	227,944
Accumulated Other Comprehensive Loss	(28,920)	(29,237)
Total Shareholders’ Equity	229,609	220,852
Total Liabilities and Shareholders’ Equity	$423,074	$424,262

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In thousands)	September 30
	2012	2011
OPERATING ACTIVITIES
Net Earnings	$27,740	$21,449
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	13,239	12,800
Amortization	2,096	2,533
Impairment of Intangible Assets	—	1,805
Deferred Income Taxes	(731)	945
Stock-Based Compensation Expense	7,175	3,569
Allowance for Doubtful Accounts and Returns	1,528	747
Gain on Sale of Business	(784)	—
Other, Net	130	400
Changes in Operating Assets and Liabilities:
Accounts Receivable	1,756	(2,672)
Inventories	(3,097)	(17,461)
Accounts Payable	(2,348)	11,277
Employee Compensation and Benefits	(2,767)	134
Other Current Liabilities	(84)	2,433
Income Taxes	4,902	1,628
Other Assets and Liabilities	(5,473)	(3,568)
Net Cash Provided by Operating Activities	43,282	36,019
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(11,110)	(7,663)
Proceeds from Disposals of Property, Plant and Equipment	280	485
Acquisition of Businesses, Net of Cash Acquired	(750)	(2,916)
Proceeds from the Sale of Business	1,014	—
Decrease in Restricted Cash	3,089	—
Net Cash Used for Investing Activities	(7,477)	(10,094)
FINANCING ACTIVITIES
Change in Short-Term Borrowings, Net	—	(35)
Payment of Long-Term Debt	(2,450)	(18,099)
Issuance of Long-Term Debt	—	20,000
Purchases of Common Stock	(18,567)	(17,134)
Proceeds from Issuance of Common Stock	2,798	3,257
Tax Benefit on Stock Plans	1,213	801
Dividends Paid	(9,508)	(9,660)
Net Cash Used for Financing Activities	(26,514)	(20,870)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,069	(311)
Net Increase in Cash and Cash Equivalents	10,360	4,744
Cash and Cash Equivalents at Beginning of Period	52,339	39,529
Cash and Cash Equivalents at End of Period	$62,699	$44,273

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$10,319	$8,110
Cash Paid for Interest	$1,905	$1,450
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$847	$2,621
Collateralized Borrowings	$60	$194
Notes Payable Related to Water Star, Inc. Acquisition	$750	$1,500
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
Fair Value Measurements and Disclosures
In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for fair value measurements providing common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. While the guidance is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but the carrying amount is on some other basis. We adopted this guidance January 1, 2012. This guidance did not have an impact on our results of operations or financial position.
Comprehensive Income
In June 2011, the FASB issued guidance on the presentation of comprehensive income that requires us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued an amendment to this standard which defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements and requires retrospective application. We adopted this guidance January 1, 2012. Since this standard impacts presentation and disclosure requirements only, this adopted guidance did not have an impact on our results of operations or financial position.

3.	Management Actions
2010 Action - During the fourth quarter of 2010, we implemented a restructuring action. A pretax charge of $1,671 was recognized in the fourth quarter as a result of this action. The pretax charge consisted of severance and outplacement services and was included within Selling and Administrative Expense in the 2010 Consolidated Statements of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance, Early Retirement and Related Costs
2010 restructuring action	$1,671
Cash payments	(87)
December 31, 2010 balance	$1,584
2011 utilization:
Cash payments	(1,534)
Foreign currency adjustments	(54)
Change in estimate	110
December 31, 2011 balance	$106
2012 utilization:
Cash payments	(64)
Foreign currency adjustments	(4)
September 30, 2012 balance	$38
2012 Action - During the third quarter of 2012, we implemented a restructuring action. A pretax charge of $760 was recognized in the third quarter as a result of this action. The pretax charge consisted primarily of severance and outplacement services and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2012 restructuring action	$760
Cash payments	(138)
Foreign currency adjustments	17
September 30, 2012 balance	$639

4.	Acquisitions and Divestitures
Acquisitions
On May 31, 2011, we acquired Water Star, Inc. (“Water Star”), a Newbury, Ohio firm specializing in electrochemistry for $4,456. The total purchase price of $4,456 was comprised of $2,956 paid at closing and two $750 installment payments which will be paid in cash on the first and second anniversary dates of the acquisition. The first installment payment was made on May 31, 2012. These installment payments are not contingent on any future services or other financial targets. This acquisition is consistent with our strategy to expand our intellectual property in support of our long-term vision to deliver sustainable, breakthrough innovations.
The components of the purchase price of the business combination described above have been allocated as follows:

Current Assets	$426
Property, Plant and Equipment, net	167
Identified Intangible Asset	3,800
Goodwill	472
Total Assets Acquired	4,865
Current Liabilities	409
Total Liabilities Assumed	409
Net Assets Acquired	$4,456
Divestitures
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014 as of the date of sale, in cash and financed the remaining purchase price of €6,166. A total of €2,126, or $2,738 as of September 30, 2012, will be received in equal quarterly payments during 2013 and the remaining €3,225, or $4,153 as of September 30, 2012, will be received in equal installments on the first, second and third anniversary dates of the divestiture. As a result of this divestiture, we recorded a pre-tax gain of $784 in our Profit from Operations in the Condensed Consolidated Statements of Earnings.
M&F is now a master distributor of Tennant products in the Central Eastern Europe, Middle East and Africa markets. In addition, as further discussed in Note 16, M&F is a related party to Tennant. We have identified M&F as a variable interest entity (“VIE”) and have performed a qualitative assessment that considered M&F's purpose and design, our involvement and the risks and benefits and determined that Tennant is not the primary beneficiary of this VIE. The only financing Tennant has provided to M&F was related to the SPA as noted above and there are no arrangements that would require us to provide significant financial support in the future.
The assets and liabilities transferred under the Share Purchase Agreement on the date of sale were as follows:

Accounts Receivable	$4,398
Inventory	4,271
Other Current Assets	87
Current Assets	8,756
Property, Plant and Equipment, net	170
Total Assets Divested	8,926
Current Liabilities	1,121
Total Liabilities Divested	1,121
Net Assets Divested	$7,805

5.	Inventories
Inventories are valued at the lower of cost or market. Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Inventories carried at LIFO:
Finished goods	$36,005	$32,648
Raw materials, production parts and work-in-process	15,072	16,611
LIFO reserve	(27,926)	(27,926)
Total LIFO inventories	23,151	21,333
Inventories carried at FIFO:
Finished goods	25,514	31,912
Raw materials, production parts and work-in-process	12,288	12,667
Total FIFO inventories	37,802	44,579
Total inventories	$60,953	$65,912
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the nine months ended September 30, 2012 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2011	$66,523	$(46,220)	$20,303
Foreign currency fluctuations	1,641	(2,165)	(524)
Balance as of September 30, 2012	$68,164	$(48,385)	$19,779
The balances of acquired Intangible Assets, excluding Goodwill, as of September 30, 2012 and December 31, 2011 were as follows:

	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of September 30, 2012
Original cost	$23,642	$4,559	$7,115	$35,316
Accumulated amortization	(9,309)	(1,450)	(2,645)	(13,404)
Carrying value	$14,333	$3,109	$4,470	$21,912
Weighted-average original life (in years)	15	14	13
Balance as of December 31, 2011
Original cost	$25,987	$4,583	$7,136	$37,706
Accumulated amortization	(10,387)	(1,209)	(2,352)	(13,948)
Carrying value	$15,600	$3,374	$4,784	$23,758
Weighted-average original life (in years)	14	14	13
The additions to Goodwill and Intangible Assets during 2011 were based on the purchase price allocation of Water Star as described in Note 4. The Water Star intangible asset consisted of technology with an estimated life of 15 years.

We recorded an impairment loss on a customer list and technology intangible assets during the second quarter of 2011, totaling $1,805 due to our strategic decision to discontinue our two Hofmans outdoor city cleaning products. The impairment was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings. Amortization expense on Intangible Assets for the three and nine months ended September 30, 2012 was $663 and $2,095, respectively. Amortization expense on Intangible Assets for the three and nine months ended September 30, 2011 was $829 and $2,533, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2012	$575
2013	2,299
2014	2,240
2015	2,228
2016	2,188
Thereafter	12,382
Total	$21,912

7.	Debt
Debt outstanding is summarized as follows:

	September 30, 2012	December 31, 2011
Long-Term Debt:
Bank borrowings	$25	$49
Credit facility borrowings	30,000	30,000
Notes payable	750	1,500
Collateralized borrowings	60	127
Capital lease obligations	2,813	4,779
Total Long-Term Debt	33,648	36,455
Less: Current Portion	2,731	4,166
Long-Term Portion	$30,917	$32,289
As of September 30, 2012, we had committed lines of credit totaling $125,000 and uncommitted lines of credit totaling $87,576. There was $10,000 in outstanding borrowings under our JPMorgan facility and $20,000 in outstanding borrowings under our Prudential facility as of September 30, 2012. In addition, we had stand alone letters of credit of $2,014 outstanding and bank guarantees in the amount of $1,025. Commitment fees on unused lines of credit for the nine months ended September 30, 2012 were $238.
Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2012, our indebtedness to EBITDA ratio was 0.46 to 1 and our EBITDA to interest expense ratio was 30.47 to 1.
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

As of September 30, 2012, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10,000 in outstanding borrowings under this facility at September 30, 2012, with a weighted average interest rate of 1.75%.
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
As of September 30, 2012, there was $20,000 in outstanding borrowings under this facility, consisting of the $10,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018 and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants under the Shelf Agreement as of September 30, 2012.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A., in the amount of 2,000 Euros or approximately $2,576. There was no balance outstanding on this facility as of September 30, 2012.

HSBC Bank (China) Company Limited, Shanghai Branch
On September 30, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. There was no balance outstanding on this facility as of September 30, 2012.
Notes Payable
On May 31, 2011, we incurred $1,500 in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, of which $750 remains outstanding as of September 30, 2012.

8.	Warranty
We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty terms on machines generally range from one to four years.
The changes in warranty reserves for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended
	September 30
	2012	2011
Beginning balance	$8,759	$7,043
Additions charged to expense	9,384	9,404
Reserve (divested) acquired	(236)	10
Foreign currency fluctuations	(37)	(45)
Claims paid	(8,647)	(8,433)
Ending balance	$9,223	$7,979

9.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at September 30, 2012 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	53	—	53	—
Total Assets	$53	$—	$53	$—
Liabilities:
Foreign currency forward exchange contracts	$169	$—	$169	$—
Total Liabilities	$169	$—	$169	$—
Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense), Net under Net Foreign Currency Transaction (Losses) Gains within the Condensed Consolidated Statements of Earnings. As of September 30, 2012, the fair value of such contracts outstanding was an asset of $53 and a liability of $169. As of September 30, 2011, the fair value of such contracts outstanding was an asset of $123 and a liability of $469. We recognized a net gain of $1,059 and a net loss of $1,302 on these contracts during the first nine months of 2012 and 2011, respectively. At September 30, 2012 and 2011, the notional amounts of foreign currency forward exchange contracts outstanding were $39,814 and $40,027, respectively.
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
Our defined benefit pension plans and postretirement medical plan are described in Note 11 of the 2011 annual report on Form 10-K. We have contributed $517 and $186 during the third quarter of 2012 and $1,512 and $425 during the first nine months of 2012 to our pension plans and to our postretirement medical plan, respectively.
The components of the net periodic benefit cost for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$175	$163	$33	$25	$34	$33
Interest cost	485	503	131	122	140	153
Expected return on plan assets	(569)	(581)	(118)	(109)	—	—
Amortization of net actuarial loss	281	7	—	—	17	—
Amortization of prior service cost	94	137	38	40	(145)	(145)
Foreign currency	—	—	(10)	(325)	—	—
Net periodic cost	$466	$229	$74	$(247)	$46	$41

	Nine Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$514	$489	$99	$75	$104	$99
Interest cost	1,446	1,509	392	366	419	459
Expected return on plan assets	(1,709)	(1,744)	(353)	(325)	—	—
Amortization of net actuarial loss	849	21	—	—	51	—
Amortization of prior service cost	286	412	115	118	(435)	(435)
Foreign currency	—	—	13	(248)	—	—
Net periodic cost	$1,386	$687	$266	$(14)	$139	$123

11.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of September 30, 2012, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $9,387, of which we have guaranteed $5,462. As of September 30, 2012, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $578 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the second quarter of 2012, we entered into a three year agreement with a supplier, commencing January 1, 2013, with a total commitment of $2,102 which is still outstanding as of September 30, 2012.

12.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2011 and with limited exceptions, state and foreign income tax examinations for taxable years before 2004.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $3,404 for unrecognized tax benefits as of September 30, 2012 was approximately $476 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2012 was $3,182. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
Unrecognized tax benefits were reduced by $315 during the first nine months of 2012 for expiration of the statute of limitations in various jurisdictions.
The Internal Revenue Service completed its examination of the U.S. income tax returns for the years 2009 and 2010 during the third quarter of 2012. The IRS's adjustments to certain tax positions were not material and were fully reserved.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2004 to 2010 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

13.	Stock-Based Compensation
Our stock-based compensation plans are described in Note 15 of the 2011 annual report on Form 10-K. During the three months ended September 30, 2012 and 2011 we recognized total Stock-Based Compensation Expense of $3,264 and $1,079, respectively. During the nine months ended September 30, 2012 and 2011 we recognized total Stock-Based Compensation Expense of $7,175 and $3,569, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements during the nine months ended September 30, 2012 and 2011 was $1,213 and $801, respectively. During the first nine months of 2012 we granted 34,972 restricted shares. The weighted average grant date fair value of each share awarded was $43.07. Restricted share awards generally have a 3 year vesting period from the effective date of the grant. The total fair value of shares vested during the nine months ended September 30, 2012 and 2011 was $524 and $623, respectively.

14.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Numerator:
Net Earnings	$8,745	$9,728	$27,740	$21,449
Denominator:
Basic - Weighted Average Shares Outstanding	18,468,546	18,741,524	18,594,508	18,881,132
Effect of dilutive securities:
Share-based compensation plans	572,329	529,550	560,336	535,929
Diluted - Weighted Average Shares Outstanding	19,040,875	19,271,074	19,154,844	19,417,061
Basic Earnings per Share	$0.47	$0.52	$1.49	$1.14
Diluted Earnings per Share	$0.46	$0.50	$1.45	$1.10

Excluded from the dilutive securities shown above were options to purchase 251,704 and 180,551 shares of Common Stock during the three months ended September 30, 2012 and 2011, respectively. Excluded from the dilutive securities shown above were options to purchase 268,698 and 145,238 shares of Common Stock during the nine months ended September 30, 2012 and 2011, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

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
Net Sales attributed to each geographic area for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Americas	$118,624	$121,280	$365,726	$358,912
Europe, Middle East, Africa	38,355	44,599	125,573	139,591
Asia Pacific	21,289	21,111	60,174	62,336
Total	$178,268	$186,990	$551,473	$560,839

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

16.	Related Party Transactions
On July 31, 2012, we entered into a share purchase agreement with M&F, as further discussed in Note 4. Two of the M&F shareholders are individuals who were employed by Tennant prior to the transaction date and are no longer employed by Tennant as of the transaction date.
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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Net Earnings for the third quarter of 2012 were $8.7 million, or $0.46 per diluted share, as compared to Net Earnings of $9.7 million, or $0.50 per diluted share, in the third quarter of 2011. Net Earnings during the third quarter of 2012 were adversely impacted by lower Net Sales somewhat offset by favorable impacts from higher gross profit margin, driven by product mix, stable commodity costs and production efficiencies, and decreased Selling and Administrative (“S&A”) Expense, due to continued tight cost controls and improved operating efficiencies. Net Earnings for the third quarter of 2012 were favorably impacted by $0.4 million of net foreign currency transaction losses, versus $1.4 million of net foreign currency transaction losses in the prior year quarter, due to the volatility of foreign exchange rates.
Net Earnings for the first nine months of 2012 were $27.7 million, or $1.45 per diluted share, as compared to Net Earnings of $21.4 million, or $1.10 per diluted share, in the first nine months of 2011. Net Earnings during the first nine months of 2012 were favorably impacted by higher gross profit margin and lower S&A Expense.
Net Earnings for the first nine months of 2011 were impacted by our strategic decision to discontinue our two Hofmans outdoor city cleaning products in order to focus our resources on our more innovative Green Machines™ products. This decision resulted in a $3.8 million after-tax charge, or a loss of $0.20 per diluted share, during the second quarter of 2011, and consisted of the following items: increased inventory reserves and fixed asset write-offs of approximately $1.5 million; write-down of intangible assets of approximately $1.8 million; accrued severance of approximately $1.0 million; and a tax benefit of approximately $0.5 million. In addition, the severance due under the settlement agreement related to the departure of our Vice President of International resulted in a $1.2 million after-tax charge, or a loss of $0.06 per diluted share, which also impacted Net Earnings for the first nine months of 2011.

Historical Results
The following table compares the historical results of operations for the three and nine months ended September 30, 2012 and 2011, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2012	%	2011	%	2012	%	2011	%
Net Sales	$178,268	100.0	$186,990	100.0	$551,473	100.0	$560,839	100.0
Cost of Sales	100,705	56.5	106,737	57.1	309,640	56.1	325,188	58.0
Gross Profit	77,563	43.5	80,253	42.9	241,833	43.9	235,651	42.0
Operating Expense:
Research and Development Expense	7,353	4.1	7,240	3.9	21,558	3.9	20,236	3.6
Selling and Administrative Expense	57,193	32.1	57,250	30.6	177,326	32.2	181,222	32.3
Gain on Sale of Business	(784)	(0.4)	—	—	(784)	(0.1)	—	—
Total Operating Expense	63,762	35.8	64,490	34.5	198,100	35.9	201,458	35.9
Profit from Operations	13,801	7.7	15,763	8.4	43,733	7.9	34,193	6.1
Other Income (Expense):
Interest Income	229	0.1	224	0.1	871	0.2	476	0.1
Interest Expense	(640)	(0.4)	(654)	(0.3)	(2,021)	(0.4)	(1,614)	(0.3)
Net Foreign Currency Transaction (Losses) Gains	(385)	(0.2)	(1,390)	(0.7)	(1,496)	(0.3)	49	—
Other Income (Expense), Net	99	0.1	—	—	175	—	(33)	—
Total Other (Expense) Income, Net	(697)	(0.4)	(1,820)	(1.0)	(2,471)	(0.4)	(1,122)	(0.2)
Profit Before Income Taxes	13,104	7.4	13,943	7.5	41,262	7.5	33,071	5.9
Income Tax Expense	4,359	2.4	4,215	2.3	13,522	2.5	11,622	2.1
Net Earnings	$8,745	4.9	$9,728	5.2	$27,740	5.0	$21,449	3.8
Earnings per Diluted Share	$0.46		$0.50		$1.45		$1.10
Net Sales
Consolidated Net Sales for the third quarter of 2012 totaled $178.3 million, a 4.7% decrease as compared to consolidated Net Sales of $187.0 million in the third quarter of 2011. Consolidated Net Sales for the first nine months of 2012 totaled $551.5 million, a decrease of 1.7% as compared to consolidated Net Sales of $560.8 million in the same period of 2011.
The components of the consolidated Net Sales change for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 were as follows:

	2012 v. 2011
	Three Months Ended	Nine Months Ended
	September 30	September 30
Organic (Decline) Growth:
Volume	(2.2)%	(0.7)%
Price	0.5%	1.5%
Organic (Decline) Growth	(1.7)%	0.8%
Foreign Currency	(3.0)%	(2.5)%
Total	(4.7)%	(1.7)%

The 4.7% decrease in consolidated Net Sales in the third quarter of 2012 as compared to the same period in 2011 was driven by:

•
an organic sales decrease of approximately 1.7%, excluding the effects of acquisitions and foreign currency exchange, primarily due to an approximate 0.5% increase in pricing and an approximate 2.2% volume decrease primarily in large industrial equipment sales; and

•	an unfavorable direct foreign currency exchange impact of approximately 3.0%.
The 1.7% decrease in consolidated Net Sales in the first nine months of 2012 as compared to the same period in 2011 was driven by:

•
an organic sales increase of approximately 0.8%, excluding the effects of acquisitions and foreign currency exchange, primarily due to an approximate 1.5% increase in pricing and an approximate 0.7% volume decrease primarily in large industrial equipment sales; and

•	an unfavorable direct foreign currency exchange impact of approximately 2.5%.
The following table sets forth the Net Sales by geographic area for the three and nine months ended September 30, 2012 and 2011 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2012	2011	%	2012	2011	%
Americas	$118,624	$121,280	(2.2)	$365,726	$358,912	1.9
Europe, Middle East and Africa	38,355	44,599	(14.0)	125,573	139,591	(10.0)
Asia Pacific	21,289	21,111	0.8	60,174	62,336	(3.5)
Total	$178,268	$186,990	(4.7)	$551,473	$560,839	(1.7)
Americas
Net Sales in the Americas were $118.6 million and $365.7 million for the third quarter and nine months ended September 30, 2012, a decrease of 2.2% and an increase of 1.9%, respectively, from the third quarter and nine months ended September 30, 2011. Organic sales in the third quarter ended September 30, 2012 were unfavorably impacted by a volume decline, primarily in industrial equipment in North America, partially offset by robust growth in Latin America, sales of scrubbers equipped with ec-H2O™ technology and selling price increases. Organic sales for the nine months ended September 30, 2012 benefited from sales to strategic account customers and sales of scrubbers equipped with ec-H2O technology and increased selling prices. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 1.5% during the third quarter and 1.5% during the first nine months of 2012. Organic sales declined approximately 0.7% in the third quarter and grew 3.4% in the first nine months of 2012.
Europe, Middle East and Africa
In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales decreased 14.0% and 10.0% to $38.4 million and $125.6 million, respectively, for the third quarter and nine months ended September 30, 2012, compared to the third quarter and nine months ended September 30, 2011. Direct foreign currency exchange fluctuations unfavorably impacted EMEA Net Sales by approximately 8.5% and 7.0%, respectively, in the third quarter and first nine months of 2012. Organic sales declined approximately 5.5% and 3.0%, respectively, in the third quarter and first nine months of 2012. EMEA organic sales in the third quarter ended September 30, 2012 were unfavorably impacted by the uncertain economic conditions in Europe and a continued tight credit environment that made it difficult for customers to obtain financing to purchase our equipment, and during the nine months ended September 30, 2012 this was somewhat offset by higher sales of outdoor city cleaning equipment.
Asia Pacific
Net Sales in the Asia Pacific market for the third quarter and nine months ended September 30, 2012 totaled $21.3 million and $60.2 million, respectively, an increase of 0.8% and decrease of 3.5%, respectively, from the third quarter and nine months ended September 30, 2011. Organic sales in the third quarter ended September 30, 2012 increased approximately 1.3% due to higher sales in most markets, partially offset by lower sales in Japan. Organic sales for the nine months ended September 30, 2012 decreased by 4.0% primarily from lower equipment volume in mature markets due to softer economic conditions, partially offset by robust volume growth in China. Direct foreign currency translation exchange effects unfavorably impacted sales by approximately 0.5% in the third quarter and favorably increased sales by approximately 0.5% during the first nine months of 2012.

Gross Profit
Gross margin was 43.5% and 43.9% for the third quarter and first nine months of 2012, as compared with 42.9% and 42.0%, respectively, for the same periods of 2011. Gross margin increased by 60 and 190 basis points in the third quarter and the first nine months of 2012, respectively, primarily driven by product mix, stable commodity costs and production efficiencies.
Gross margin for the first nine months of 2011 was impacted by increased inventory reserves and fixed asset write-offs of $1.5 million related to the Hofmans product discontinuance, which unfavorably impacted gross margin by 30 basis points in the first nine months of 2011.
Operating Expense
Research & Development Expense
Research and Development (“R&D”) Expense in the third quarter of 2012 was up 1.6% to $7.4 million as compared with $7.2 million in the third quarter of 2011. R&D Expense as a percentage of Net Sales was 4.1% for the third quarter of 2012, an increase as compared to 3.9% of Net Sales for R&D Expense in the third quarter of 2011, primarily from continued investment in developing innovative new products for our traditional core business, as well as our Orbio business.
R&D Expense for the nine months ended September 30, 2012 was $21.6 million, up 6.5% from $20.2 million in the same period in 2011. R&D Expense as a percentage of Net Sales was 3.9% for the first nine months of 2012 as compared to 3.6% for the first nine months of 2011, primarily from continued investment in developing innovative new products for our traditional core business, as well as our Orbio business.
Selling & Administrative Expense
S&A Expense in the third quarter of 2012 was $57.2 million as compared to $57.3 million in the third quarter of 2011. The decrease in S&A Expense was primarily attributable to continued tight cost controls and improved operating efficiencies. S&A Expense as a percentage of Net Sales was 32.1% for the third quarter of 2012, up 150 basis points from 30.6% in the comparable 2011 quarter. Included in S&A Expense in the third quarter of 2012 was a restructuring charge of $0.8 million, or 40 basis points.
For the nine months ended September 30, 2012, S&A Expense decreased to $177.3 million from $181.2 million in the comparable period last year due to continued tight cost controls and improved operating efficiencies. S&A Expense as a percentage of Net Sales was 32.2% for the first half of 2012 versus 32.3% in the comparable period last year. S&A Expense in the first nine months of 2012 was impacted by a restructuring charge of $0.8 million, or 20 basis points. S&A Expense in the first nine months of 2011 was impacted by charges related to the Hofmans product discontinuance and international executive severance of $4.0 million, or 70 basis points.
Gain on Sale of Business
During the third quarter of 2012, we completed the sale of our Tennant CEE GmbH subsidiary and a minority ownership in a joint venture, OOO Tennant, for a pre-tax gain of $0.8 million.
Other Income (Expense), Net
Interest Income
There was no significant change in Interest Income in the third quarter of 2012 as compared to the same period in 2011. Interest Income increased $0.4 million in the first nine months of 2012 as compared to the same period in 2011. The increase between 2012 and 2011 is due to higher interest rates on higher average levels of cash and cash equivalents.
Interest Expense
There was no significant change in Interest Expense in the third quarter of 2012 as compared to the same period in 2011. Interest Expense increased $0.4 million in the first nine months of 2012 as compared to the same period in 2011. The increase in Interest Expense between periods was primarily due to a higher interest rate in the current period as compared to the same period in 2011.
Net Foreign Currency Transaction (Losses) Gains
Net Foreign Currency Transaction Losses in the third quarter and first nine months of 2012 were $0.4 million and $1.5 million, respectively, as compared to Net Foreign Currency Transaction Losses of $1.4 million and a small gain in the same periods in the prior year. The unfavorable change in the impact from foreign currency transactions in the third quarter and first nine months of 2012 was due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.

Other Income, Net
There was no significant change in Other Income, Net in the third quarter and the first nine months of 2012 as compared to the same periods in 2011.
Income Taxes
The effective tax rate in the third quarter of 2012 was 33.3% compared to the effective rate in the third quarter of the prior year of 30.2%. The tax expense for the third quarter of 2012 included a $0.2 million tax expense associated with the $0.02 million one-time net gain related to the sale of a business in Europe and a restructuring charge which materially increased the overall effective tax rate. Excluding these charges, the 2012 third quarter overall effective tax rate would have been 31.9%.
The year-to-date overall effective tax rate was 32.8% for 2012 compared to 35.1% for 2011. Excluding the special items described above, the 2012 overall effective tax rate would have been 32.3%. The tax expense for the first nine months of 2011 included a $0.5 million tax benefit associated with the $5.5 million one-time expense related to the Hofmans product obsolescence and international executive severance which materially increased the overall effective rate. Excluding these charges, the 2011 overall effective tax rate would have been 31.4%.
The increase in the overall year-to-date effective tax rate, excluding the effect of these special items, was primarily related to the mix in expected full year taxable earnings by country and changes related to the Federal R&D tax credits. The 2012 third quarter tax rate did not include any benefit for Federal R&D tax credits as we are not allowed to consider these credits in our tax rate until they are formally reenacted.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $62.7 million at September 30, 2012, as compared to $52.3 million as of December 31, 2011. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.3 as of September 30, 2012 and 2.2 as of December 31, 2011, based on working capital of $152.8 million and $148.1 million, respectively. Our debt-to-capital ratio was 12.8% and 14.2% at September 30, 2012 and December 31, 2011, respectively.
Cash Flow Summary
Cash provided by (used for) our operating, investing and financing activities is summarized as follows (in thousands):

	Nine Months Ended
	September 30
	2012	2011
Operating Activities	$43,282	$36,019
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(10,830)	(7,178)
Acquisitions of Businesses, Net of Cash Acquired	(750)	(2,916)
Proceeds from Sale of Business	1,014	—
Decrease in Restricted Cash	3,089	—
Financing Activities	(26,514)	(20,870)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,069	(311)
Net (Decrease) Increase in Cash and Cash Equivalents	$10,360	$4,744
Operating Activities
Operating activities provided $43.3 million of cash for the nine months ended September 30, 2012. Cash provided by operating activities was driven primarily from Net Earnings of $27.7 million and increased Income Tax liabilities of $4.9 million partially offset by increases in Other Assets and Liabilities and Inventories. The change in Income Taxes and Other Assets and Liabilities is primarily due to timing of payments. The increase in Inventories is a result of a slightly lower level of production in our manufacturing facilities during the third quarter of 2012.

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

	September 30, 2012	December 31, 2011	September 30, 2011
DSO	63	58	63
DIOH	86	88	92
As of September 30, 2012, DSO remained the same as compared to September 30, 2011 due to continued management of our receivables by enforcing tight credit limits and continuing to successfully collect past due balances. As of September 30, 2012, DSO increased 5 days as compared to December 31, 2011, primarily due to the variety of terms offered and mix of business.
As of September 30, 2012, DIOH decreased 6 days as compared to September 30, 2011 and decreased 2 days as compared to December 31, 2011, primarily due to progress from inventory reduction initiatives.
Investing Activities
Investing activities during the nine months ended September 30, 2012 used $7.5 million in cash. Net capital expenditures used $10.8 million and the installment payment to the former owners of Water Star used $0.8 million. This was partially offset by decreases in restricted cash which provided $3.1 million. Capital expenditures included investments in tooling related to new product development and manufacturing and information technology process improvement projects.
Investing activities during the nine months ended September 30, 2011 used $10.1 million in cash. Net capital expenditures used $7.2 million and our acquisition of Water Star used $2.9 million. Capital expenditures included investments in information technology and infrastructure upgrades and tooling related to new product development and manufacturing.
Financing Activities
Net cash used by financing activities was $26.5 million during the first nine months of 2012. The purchases of our Common Stock per our authorized repurchase program used $18.6 million, dividend payments used $9.5 million and the payment of Long-Term Debt used $2.5 million, partially offset by proceeds from the issuance of Common Stock of $2.8 million and the tax benefit on stock plans of $1.2 million.
Net cash used by financing activities was $20.9 million during the first nine months of 2011. The issuance of Long-Term Debt provided $20.0 million, proceeds from issuance of Common Stock upon exercise of stock options provided $3.2 million and a $0.8 million tax benefit on stock plans also provided cash, which were more than offset by $18.1 million in repayments of Long-Term Debt, $17.1 million in purchases of Common Stock and dividend payments of $9.7 million.
Indebtedness
As of September 30, 2012, we had committed lines of credit totaling $125.0 million and uncommitted lines of credit totaling $87.6 million. There was $10.0 million in outstanding borrowings under our JPMorgan facility and $20.0 million in outstanding borrowings under our Prudential facility as of September 30, 2012. In addition, we had stand alone letters of credit of $2.0 million outstanding and bank guarantees in the amount of $1.0 million. Commitment fees on unused lines of credit for the nine months ended September 30, 2012 were $0.2 million.
Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2012, our indebtedness to EBITDA ratio was 0.46 to 1 and our EBITDA to interest expense ratio was 30.47 to 1.

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

As of September 30, 2012, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10.0 million in outstanding borrowings under this facility at September 30, 2012, with a weighted average interest rate of 1.75%.
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

As of September 30, 2012, there was $20.0 million in outstanding borrowings under this facility, consisting of the $10.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term year term serially maturing from 2014 to 2018 and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term year term serially maturing from 2015 to 2021. We were in compliance with all covenants under the Shelf Agreement as of September 30, 2012.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A., in the amount of 2.0 million Euros or approximately $2.6 million. There was no balance outstanding on this facility as of September 30, 2012.
HSBC Bank (China) Company Limited, Shanghai Branch
On September 30, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. There was no balance outstanding on this facility as of September 30, 2012.
Notes Payable
On May 31, 2011, we incurred $1.5 million in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, of which $0.8 million remains outstanding as of September 30, 2012.
Newly Issued Accounting Guidance
Testing Intangibles for Impairment
In July 2012, the FASB issued updated accounting guidance on the periodic testing of indefinite-lived intangible assets for impairment. This updated accounting guidance permits us to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount before applying the two step goodwill impairment test. If we determine through this qualitative analysis that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, it is not necessary to calculate annually the fair value of an indefinite-lived intangible asset. This guidance is effective for fiscal periods beginning after September 15, 2012; however, early adoption is permitted. We do not expect this guidance to have an impact on our results of operations or financial position as we do not currently hold any indefinite-lived intangible assets.
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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended September 30, 2012 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

For the Quarter Ended September 30, 2012	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2012	89	$39.95	—	1,359,981
August 1 - 31, 2012	67,744	42.28	66,108	1,293,873
September 1 - 30, 2012	11,800	41.93	11,800	1,282,073
Total	79,633	$42.22	77,908	1,282,073
(1) Includes 1,725 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

Item 6.	Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3(iii) to the Company’s Form 8-K dated December 14, 2010.
10.1	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2009, as amended*	Filed herewith electronically.
10.2	Amendment No. 2 to Private Shelf Agreement dated as of July 24, 2012	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 26, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to the Condensed Consolidated Financial Statements.**
Filed herewith electronically.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report on Form 10-Q.
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

TENNANT COMPANY

Date:	October 30, 2012	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	October 30, 2012	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)