Form 10-K
period 2012-12-31
TENNANT CO
filed 2013-02-22
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-16191
TENNANT COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0572550
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, was $732,202,104.
As of January 31, 2013, there were 18,478,417 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2013 annual meeting of shareholders (the “2013 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2012
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
Segment and Geographic Area Financial Information
The Company has one reportable business segment. Sales to customers geographically located in the United States were $406.2 million, $392.5 million and $354.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Additional financial information on the Company’s segment and geographic areas is provided in Note 17 of the Consolidated Financial Statements.
Principal Products, Markets and Distribution
The Company offers products and solutions mainly consisting of mechanized cleaning equipment targeted at commercial and industrial markets; parts, consumables and service maintenance and repair; business solutions such as pay-for-use offerings, rental and leasing programs; and water-based cleaning technologies that reduce the need for chemicals in the cleaning process. Adjacent products include surface coatings and floor preservation products. Tennant Company’s suite of offerings are marketed and sold under a variety of brands, including Tennant®, Nobles®, Green Machines™, Alfa™ and Orbio®. The Orbio brand of products and solutions is developed and managed by Orbio Technologies, a group created by Tennant to focus on expanding the opportunities for water-based sustainable technologies such as ec-H2O™ technology and Orbio 5000-Sc. Tennant Company’s products are sold through direct and distribution channels in various regions around the world. In North America, Brazil, Australia, China and most of Western Europe products are sold through a direct sales organization and independent distributors. In more than 80 other countries, Tennant relies on a broad network of independent distributors.
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
Seasonality
Although the Company’s business is not seasonal in the traditional sense, historically revenues and earnings have been more concentrated in the fourth quarter of each year reflecting the tendency of customers to increase capital spending during such quarter and the Company’s efforts to close those orders which then reduces order backlogs. In addition, the Company offers annual distributor rebates and sales commissions which tend to drive sales in the fourth quarter. In 2012, the highest sales quarter was the second quarter due primarily to very strong sales of industrial rider scrubbers, most equipped with ec-H2O technology, and the lithium-ion battery powered Green Machines 500ze city cleaning sweepers.
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
The Company’s competitors initiated legal and/or regulatory challenges in 2010 and 2011 in multiple jurisdictions challenging Tennant’s advertising claims pertaining to its ec-H2O water-based technology. Many of these claims have been closed with no adverse impact to Tennant. The Company does not currently view the outstanding proceedings as material and does not expect the outcome to have a material adverse effect on the Company's operating results, financial condition or cash flows.

Research and Development
The Company strives to be an industry leader in innovation and is committed to investing in research and development. The Company’s Global Innovation Center in Minnesota and engineers throughout the global locations are dedicated to various activities including researching new technologies to create meaningful product differentiation, development of new products, improvements of existing product design or manufacturing processes and exploring new product applications with customers. In 2012, 2011 and 2010, the Company spent $29.3 million, $27.9 million and $26.0 million on research and development, respectively.
Environmental Compliance
Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.
Employees
The Company employed 2,816 people in worldwide operations as of December 31, 2012.
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
We may encounter financial difficulties if the United States or other global economies experience a significant long-term economic downturn, decreasing the demand for our products.
Our product sales are sensitive to declines in capital spending by our customers.  Decreased demand for our products could result in decreased revenues, profitability and cash flows and may impair our ability to maintain our operations and fund our obligations to others.  In the event of a continued significant long-term economic downturn in the U.S. or other global economies, our revenues could decline to the point that we may have to take cost-saving measures to reduce our fixed costs to a level that is in line with a lower level of sales in order to stay in business long-term in a depressed economic environment.

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
In addition, we may be vulnerable to competitors who attempt to challenge our technology and our products or diminish the reputation of our brand, all of which could adversely affect our business. Our competition has previously initiated legal and regulatory actions against us and while we do not view these challenges to be material, defense of such claims may require substantial commitment of time and money and could potentially influence new customers from readily accepting products with our ec-H2O technology, which could adversely affect our business.
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
ITEM 4 – Mine Safety Disclosures
Not applicable.

PART II
ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION – Tennant common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of January 31, 2013, there were 445 shareholders of record. The common stock price was $46.04 per share on January 31, 2013.The accompanying chart shows the high and low sales prices for the Company’s shares for each full quarterly period over the past two years as reported by the New York Stock Exchange:

	2012		2011
	High	Low	High	Low
First	$44.00	$37.75	$43.24	$35.66
Second	48.45	37.82	42.82	33.51
Third	44.25	36.16	44.25	34.36
Fourth	43.95	35.30	41.98	32.92
DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 68 consecutive years. Tennant’s annual cash dividend payout increased for the 41st consecutive year to $0.69 per share in 2012, an increase of $0.01 per share over 2011. Dividends are generally declared each quarter. On February 13, 2013, the Company announced a quarterly cash dividend of $0.18 per share payable March 15, 2013, to shareholders of record on February 28, 2013.
DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.
TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:
Wells Fargo Bank, N.A.
Shareowner Services
P.O. Box 64874
St. Paul, MN 55164-0854
(800) 468-9716
EQUITY COMPENSATION PLAN INFORMATION – Information regarding equity compensation plans required by Regulation S-K Item 201(d) is incorporated by reference in Item 12 of this annual report on Form 10-K from the 2013 Proxy Statement.
SHARE REPURCHASES – On April 25, 2012, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. This was in addition to the 618,050 shares remaining under our current repurchase program at that time. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs. Our 2011 Credit Agreement and Shelf Agreement restrict the payment of dividends or repurchasing of stock if, after giving effect to such payments, our leverage ratio is greater than 2.00 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year.

For the Quarter Ended December 31, 2012	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2012	246	$37.35	—	1,282,073
November 1–30, 2012	177,763	36.83	177,674	1,104,399
December 1–31, 2012	13,603	39.85	6,169	1,098,230
Total	191,612	$37.04	183,843	1,098,230
(1) Includes 7,769 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock to two indices: S&P SmallCap 600 and Morningstar Industrials Sector. The graph below compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2007, including the reinvestment of all dividends.
5-YEAR CUMULATIVE TOTAL RETURN COMPARISON

$150
$125
$100
$75
$50
$25
$0
2007
2008
2009
2010
2011
2012
Tennant Company
S&P Smallcap 600 Index
Morningstar Industrials Sector

	2007	2008	2009	2010	2011	2012
Tennant Company	$100	$35	$62	$93	$95	$110
S&P SmallCap 600	$100	$69	$87	$109	$110	$128
Morningstar Industrials Sector	$100	$61	$75	$93	$93	$107

ITEM 6 – Selected Financial Data
(In thousands, except shares and per share data)

Years Ended December 31	2012		2011		2010		2009		2008
Financial Results:
Net Sales	$738,980		$753,998		$667,667		$595,875		$701,405
Cost of Sales	413,684		434,817	(2)	383,341	(3)	349,767		415,155
Gross Margin - %	44.0		42.3		42.6		41.3		40.8
Research and Development Expense	29,263		27,911		25,957		22,978		24,296
% of Net Sales	4.0		3.7		3.9		3.9		3.5
Selling and Administrative Expense	234,114	(1)	241,625	(3)	221,235	(3)	245,623	(4)	243,385	(5)
% of Net Sales	31.7		32.0		33.1		41.2		34.7
Gain on Sale of Business	(784)	(1)	—		—		—		—
% of Net Sales	(0.1)		—		—		—		—
Profit (Loss) from Operations	62,703	(1)	49,645	(2)	37,134	(3)	(22,493)	(4)	18,569	(5)
% of Net Sales	8.5		6.6		5.6		(3.8)		2.6
Total Other (Expense), Net	(2,813)		(915)		(2,407)		(1,827)		(994)
Profit (Loss) Before Income Taxes	59,890	(1)	48,730	(2)	34,727	(3)	(24,320)	(4)	17,575	(5)
% of Net Sales	8.1		6.5		5.2		(4.1)		2.5
Income Tax Expense (Benefit)	18,306	(1)	16,017	(2)	(76)	(3)	1,921	(4)	6,951	(5)
Effective Tax Rate - %	30.6		32.9		(0.2)		7.9		39.6
Net Earnings (Loss)	41,584	(1)	32,713	(2)	34,803	(3)	(26,241)	(4)	10,624	(5)
% of Net Sales	5.6		4.3		5.2		(4.4)		1.5
Per Share Data:
Basic Net Earnings (Loss)	$2.24	(1)	$1.74	(2)	$1.85	(3)	$(1.42)	(4)	$0.58	(5)
Diluted Net Earnings (Loss)	$2.18	(1)	$1.69	(2)	$1.80	(3)	$(1.42)	(4)	$0.57	(5)
Diluted Weighted Average Shares	19,102,016		19,360,428		19,332,103		18,507,772		18,581,840
Cash Dividends	$0.69		$0.68		$0.59		$0.53		$0.52
Financial Position:
Total Assets	$420,760		$424,262		$403,668		$377,726		$456,604
Total Debt	32,323		36,455		30,828		34,211		95,339
Total Shareholders’ Equity	235,054		220,852		216,133		184,279		209,904
Current Ratio	2.2		2.2		2.1		1.9		2.3
Debt-to-Capital Ratio	12.1%		14.2%		12.5%		15.7%		31.2%
Cash Flows:
Net Cash Provided by Operations	$47,566		$56,909		$42,530		$75,185		$37,394
Capital Expenditures, Net of Disposals	(14,595)		(13,301)		(9,934)		(11,172)		(19,982)
Free Cash Flow	32,971		43,608		32,596		64,013		17,412
Other Data:
Depreciation and Amortization	$20,872		$21,418		$21,192		$22,803		$22,959
Number of employees at year-end	2,816		2,865		2,793		2,786		3,002
The results of operations from our 2011, 2009 and 2008 acquisitions have been included in the Consolidated Financial Statements, as well as the Selected Financial Data presented above, since each of their respective dates of acquisition.
(1) 2012 includes a gain on sale of business of $784 pre-tax ($508 after-tax or $0.03 per diluted share), a restructuring charge of $760 pre-tax ($670 after-tax or $0.04 per diluted share) and tax benefits from an international entity restructuring of $2,043 (or $0.11 per diluted share).
(2) 2011 includes a Product Line Obsolescence charge of $4,300 pre-tax ($3,811 after-tax or $0.20 per diluted share) and an international executive severance charge of $1,217 (or $0.06 per diluted share).
(3) 2010 includes a tax benefit from the international entity restructuring of $10,913 (or $0.56 per diluted share), a workforce redeployment charge of $1,671 pre-tax ($1,196 after-tax or $0.06 per diluted share), inventory revaluation from change in functional currency designation due to international entity restructuring of $647 pre-tax ($453 after-tax or $0.02 per diluted share) and a revision of our 2008 workforce reduction reserve of $277 pre-tax ($173 after-tax or $0.01 per diluted share).

(4) 2009 includes a goodwill impairment charge of $43,363 pre-tax ($42,289 after-tax or $2.29 per diluted share), a benefit from a revision during the first quarter of 2009 to the 2008 workforce reduction charge of $1,328 pre-tax ($1,249 after-tax or $0.07 per diluted share) and a net tax benefit, primarily from a United Kingdom business reorganization, of $1,864 after-tax (or $0.10 per diluted share).
(5) 2008 includes a workforce reduction charge and associated expenses of $14,551 pre-tax ($12,003 after-tax or $0.65 per diluted share), increase in Allowance for Doubtful Accounts of $3,361 pre-tax ($3,038 after-tax or $0.16 per diluted share), write-off of technology investments of $1,842 pre-tax ($1,246 after-tax or $0.07 per diluted share) and a gain on sale of Centurion assets of $229 pre-tax ($143 after-tax or $0.01 per diluted share).
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
Net Earnings for 2012 were $8.9 million greater than 2011 despite a Net Sales decline of 2.0%. 2012 Gross Profit margin increased 170 basis points to 44.0 percent from 42.3 percent in 2011 due to favorable product mix, stable commodity costs and production efficiencies. Net Sales in 2012 totaled $739.0 million, which was down from $754.0 million in the prior year primarily due to lower sales unit volume in Europe stemming from weak economic conditions. 2012 organic sales growth, excluding the impact of foreign currency exchange, was essentially flat with growth in the Americas and emerging markets being offset by declines in the mature international markets. Selling and Administrative Expense (“S&A Expense”) decreased 3.1 percent, or 30 basis points, from $241.6 million in 2011 to $234.1 million in 2012 due to continued tight cost controls and improved operating leverage. Operating Profit increased 26 percent and Operating Profit margin improved 190 basis points to 8.5 percent in 2012 from 6.6 percent in 2011 due to higher Gross Profits and improved operating leverage. Net Earnings for 2012 were also favorably impacted by a $2.0 million tax benefit from an international entity restructuring.
Tennant continues to invest in innovative product development with 4.0% of 2012 Net Sales spent on Research and Development. During 2012 there were increased investments in electrically-activated water technology platforms to further expand our chemical-free and other sustainable cleaning technologies offerings as well as investments in our core business including the work to redesign our large equipment portfolio.
We ended 2012 with a Debt-to-Capital ratio of 12.1%, $53.9 million in Cash and Cash Equivalents compared to $52.3 million at the end of 2011, and Shareholders’ Equity of $235.1 million. During 2012, we generated operating cash flows of $47.6 million. Total debt was $32.3 million as of December 31, 2012 compared to $36.5 million at the end of 2011.

Historical Results
The following table compares the historical results of operations for the years ended December 31, 2012, 2011 and 2010 in dollars and as a percentage of Net Sales (in thousands, except per share amounts and percentages):

	2012	%	2011	%	2010	%
Net Sales	$738,980	100.0	$753,998	100.0	$667,667	100.0
Cost of Sales	413,684	56.0	434,817	57.7	383,341	57.4
Gross Profit	325,296	44.0	319,181	42.3	284,326	42.6
Operating Expense:
Research and Development Expense	29,263	4.0	27,911	3.7	25,957	3.9
Selling and Administrative Expense	234,114	31.7	241,625	32.0	221,235	33.1
Gain on Sale of Business	(784)	(0.1)	—	—	—	—
Total Operating Expenses	262,593	35.5	269,536	35.7	247,192	37.0
Profit from Operations	62,703	8.5	49,645	6.6	37,134	5.6
Other Income (Expense):
Interest Income	1,069	0.1	752	0.1	133	—
Interest Expense	(2,517)	(0.3)	(2,238)	(0.3)	(1,619)	(0.2)
Net Foreign Currency Transaction (Losses) Gains	(1,403)	(0.2)	559	0.1	(902)	(0.1)
Other Income (Expense), Net	38	—	12	—	(19)	—
Total Other (Expense), Net	(2,813)	(0.4)	(915)	(0.1)	(2,407)	(0.4)
Profit Before Income Taxes	59,890	8.1	48,730	6.5	34,727	5.2
Income Tax Expense (Benefit)	18,306	2.5	16,017	2.1	(76)	—
Net Earnings	$41,584	5.6	$32,713	4.3	$34,803	5.2
Net Earnings per Diluted Share	$2.18		$1.69		$1.80
Consolidated Financial Results
Net Earnings for 2012 were $41.6 million, or $2.18 per diluted share, compared to $32.7 million, or $1.69 per diluted share for 2011. Net Earnings were impacted by:

•	A decrease in Net Sales of 2.0%, primarily due to lower sales unit volume in Europe stemming from weak economic conditions.

•	A 170 basis point increase in Gross Profit margin due to favorable product mix, stable commodity costs and production efficiencies.

•	A decrease in S&A Expense as a percentage of Net Sales of 30 basis points due to continued tight cost controls and improved operating efficiencies.

•	A tax benefit from an international entity restructuring contributed $0.11 per diluted share.

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
Net Sales
In 2012, consolidated Net Sales were $739.0 million, a decrease of 2.0% as compared to 2011. Consolidated Net Sales were $754.0 million in 2011, an increase of 12.9% as compared to 2010.
The components of the consolidated Net Sales change for 2012 as compared to 2011, and 2011 as compared to 2010, were as follows:

Growth Elements	2012 v. 2011	2011 v. 2010
Organic Growth:
Volume	(1.0%)	8.9%
Price	1.0%	1.5%
Organic Growth	0%	10.4%
Foreign Currency	(2.0%)	2.5%
Total	(2.0%)	12.9%
The 2.0% decrease in consolidated Net Sales for 2012 as compared to 2011 was primarily due to the impact of an unfavorable foreign currency exchange.
The 12.9% increase in consolidated Net Sales for 2011 as compared to 2010 was primarily driven by an increase in equipment unit sales volume.
The following table sets forth annual Net Sales by operating segment and the related percent change from the prior year (in thousands, except percentages):

	2012	%	2011	%	2010	%
Americas	$491,661	2.1	$481,426	13.4	$424,462	16.0
Europe, Middle East and Africa	166,208	(11.8)	188,338	9.1	172,619	(2.9)
Asia Pacific	81,111	(3.7)	84,234	19.3	70,586	35.7
Total	$738,980	(2.0)	$753,998	12.9	$667,667	12.0
Americas – In 2012, Americas Net Sales increased 2.1% to $491.7 million as compared with $481.4 million in 2011. The primary driver of the increase in Net Sales was attributable to sales unit volume increases with higher sales to strategic accounts, continued growth of scrubbers equipped with our ec-H2O technology and double-digit growth in Latin America. Unfavorable direct foreign currency translation exchange effects decreased Net Sales by approximately 1.0%.
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

Europe, Middle East and Africa – Europe, Middle East and Africa (“EMEA”) Net Sales in 2012 decreased 11.8% to $166.2 million as compared to 2011 Net Sales of $188.3 million. An organic sales decrease of approximately 6.3% was primarily due to sales unit volume decreases, particularly industrial equipment, due to continued economic uncertainty. Unfavorable direct foreign currency exchange effects decreased EMEA Net Sales by approximately 5.5% in 2012.
EMEA Net Sales in 2011 increased 9.1% to $188.3 million as compared to 2010 Net Sales of $172.6 million. Favorable direct foreign currency exchange effects increased EMEA Net Sales by approximately 4.5% in 2011. An organic sales increase of approximately 4.6% was primarily due to growth of indoor equipment, in particular increased sales of scrubbers equipped with our ec-H2O technology, which was somewhat offset by lower sales of outdoor equipment.
Asia Pacific – Asia Pacific Net Sales in 2012 decreased 3.7% to $81.1 million over 2011 Net Sales of $84.2 million. An organic sales decrease of approximately 4.2% was primarily due to sales unit volume decreases in mature markets, particularly Australia, somewhat offset by growth in China. Favorable direct foreign currency exchange effects increased Net Sales by approximately 0.5% in 2012.
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
Gross Profit
Gross Profit margin was 44.0% in 2012, an increase of 170 basis points as compared to 2011. Gross Profit margin in 2012 was favorably impacted by favorable product mix, stable commodity costs and production efficiencies.
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
Operating Expenses
Research and Development Expense – Research and Development Expense (“R&D Expense”) increased $1.4 million, or 4.8%, in 2012 as compared to 2011. As a percentage of Net Sales, 2012 R&D Expense increased 30 basis points to 4.0% in 2012 from 3.7% in the prior year. R&D Expense increased in 2012 as we made additional investments in our chemical-free and other sustainable cleaning technologies as well as our core business including the work to redesign our large equipment portfolio.
R&D Expense increased $2.0 million, or 7.5%, in 2011 as compared to 2010. As a percentage of Net Sales, 2011 R&D Expense decreased 20 basis points to 3.7% in 2011 from 3.9% in the prior year. R&D Expense increased in 2011 as we made additional investments in our chemical-free and other sustainable cleaning technologies as well as our core business.
Selling and Administrative Expense – Selling and Administrative Expense (“S&A Expense”) decreased by $7.5 million, or 3.1%, in 2012 compared to 2011. As a percentage of Net Sales, 2012 S&A Expense decreased 30 basis points to 31.7% due to continued tight cost controls and improved operating efficiencies.

S&A Expense increased by $20.4 million, or 9.2%, in 2011 compared to 2010 due to higher variable costs related to the increased sales volume, $4.0 million related to the Hofmans product obsolescence and international executive severance, and investments in our sustainable cleaning business. As a percentage of Net Sales, 2011 S&A Expense decreased 110 basis points to 32.0% due to continued tight cost controls and improved operating efficiencies.
Total Other Income (Expense), Net
Interest Income – Interest Income was $1.1 million in 2012, an increase of $0.3 million from 2011. The increase between 2012 and 2011 is due to an increase in cash invested.
Interest Income was $0.8 million in 2011, an increase of $0.6 million from 2010. The increase between 2011 and 2010 is due to higher interest rates on higher cash investments.
Interest Expense – Interest Expense was $2.5 million in 2012 as compared to $2.2 million in 2011. This increase is primarily due to a higher interest rate related to long-term fixed rate borrowings initiated in 2011.
Interest Expense was $2.2 million in 2011 as compared to $1.6 million in 2010. This increase is primarily due to a higher level of debt with a higher interest rate related to long-term fixed rate borrowings initiated in 2011.
Net Foreign Currency Transaction (Losses) Gains – Net Foreign Currency Transaction Losses were $1.4 million in 2012 as compared to Gains of $0.6 million in 2011. The unfavorable decrease from the prior year was due to fluctuations in foreign currency rates in the normal course of business.
Net Foreign Currency Transaction Gains were $0.6 million in 2011 as compared to Losses of $0.9 million in 2010. The favorable increase from the prior year was due to fluctuations in foreign currency rates in the normal course of business.
Other Income (Expense), Net – There was no significant change in Other Income (Expense), Net in 2012 as compared to 2011 or in 2011 as compared to 2010.
Income Taxes
The overall effective income tax rate was 30.6%, 32.9% and (0.2%) in 2012, 2011 and 2010 respectively. The tax expense for 2012 includes a $2.0 million tax benefit in the fourth quarter associated with an international entity restructuring which materially decreased the overall effective tax rate. Excluding these tax benefits, the overall effective tax rate would have been 34.0%. The increase in the 2012 overall effective tax rate as compared to the prior year, excluding the effect of these one-time charges, was primarily related to the mix in our full year taxable earnings by country and to the expiration of the Federal R&D tax credit on December 31, 2011.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extends the Federal R&D tax credit from January 1, 2012 through December 31, 2013. As a result, we will recognize the retroactive benefit of the 2012 Federal R&D credit of approximately $0.8 million as a discrete item in the first quarter of 2013, the period in which the legislation, including the reinstatement, was enacted.
The 2011 net tax expense included only a $0.5 million tax benefit in the second quarter associated with the $5.5 million pre-tax charges related to Hofmans product obsolescence and international executive severance, materially impacting the overall effective rate. Excluding these charges, the 2011 overall rate would have been 30.4%.

The 2010 net tax benefit included a $10.9 million tax benefit associated with a restructuring and realignment of international operations recorded in the fourth quarter, materially impacting the overall effective rate. Excluding the tax benefit associated with the fourth quarter restructuring and realignment of international operations, the 2010 overall rate would have been 31.3%.
Liquidity and Capital Resources
Liquidity – Cash and Cash Equivalents totaled $53.9 million at December 31, 2012, as compared to $52.3 million of Cash and Cash Equivalents as of December 31, 2011. Cash and Cash Equivalents held by our foreign subsidiaries totaled $10.6 million as of December 31, 2012 as compared to $11.3 million of Cash and Cash Equivalents held by our foreign subsidiaries as of December 31, 2011. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.2 as of December 31, 2012 and 2011, based on working capital of $151.8 million and $148.1 million, respectively.
Our Debt-to-Capital ratio was 12.1% as of December 31, 2012, compared with 14.2% as of December 31, 2011. Our capital structure was comprised of $32.3 million of Long-Term Debt and $235.1 million of Shareholders’ Equity as of December 31, 2012.
Cash Flow Summary – Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	2012	2011	2010
Operating Activities	$47,566	$56,909	$42,530
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(14,595)	(13,301)	(9,934)
Acquisitions of Businesses, Net of Cash Acquired	(750)	(2,917)	(86)
Proceeds from Sale of Business	1,014	—	—
Decrease (Increase) in Restricted Cash	3,089	(3,279)	—
Financing Activities	(34,932)	(24,247)	(10,342)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	209	(355)	(701)
Net Increase in Cash and Cash Equivalents	$1,601	$12,810	$21,467
Operating Activities – Cash provided by operating activities was $47.6 million in 2012, $56.9 million in 2011 and $42.5 million in 2010. In 2012, cash provided by operating activities was driven by $41.6 million of Net Earnings and an increase in Accounts Receivable, somewhat offset by a decrease in accrued Employee Compensation and Benefits. The increase in Accounts Receivables is due to variety of terms offered and mix of business. Cash provided by operating activities was $9.3 million lower in 2012 as compared to 2011 primarily due to a $15.0 million discretionary contribution made to the U.S. Pension Plan in December 2012.
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

For 2012, we used operating profit and working capital as key indicators of financial performance and the primary metrics for performance-based incentives.
Two metrics used by management to evaluate how effectively we utilize our net assets are “Accounts Receivable Days Sales Outstanding” (“DSO”) and “Days Inventory on Hand” (“DIOH”), on a FIFO basis. The metrics are calculated on a rolling three month basis in order to more readily reflect changing trends in the business. These metrics for the quarters ended December 31 were as follows (in days):

	2012	2011	2010
DSO	60	58	59
DIOH	78	88	83
DSO increased 2 days in 2012 as compared to 2011 primarily due to the variety of terms offered and mix of business.
DIOH decreased 10 days in 2012 as compared to 2011 primarily due to progress from inventory reduction initiatives.
Investing Activities – Net cash used for investing activities was $11.2 million in 2012, $19.5 million in 2011 and $10.0 million in 2010. Net capital expenditures were $14.6 million during 2012 as compared to $13.3 million in 2011. Net capital expenditures were $9.9 million in 2010. Our 2012 capital expenditures included tooling related to new product development, manufacturing equipment and information technology process improvement projects.
Capital expenditures in 2011 included tooling related to new product development, investments in our facilities including the new plant in China, technology upgrades, and manufacturing and lab equipment. Capital expenditures in 2010 included technology upgrades and tooling related to new product development and manufacturing equipment.
Financing Activities – Net cash used for financing activities was $34.9 million in 2012, $24.2 million in 2011 and $10.3 million in 2010. In 2012, payments of floating rate Long-Term Debt used $3.0 million and payments of dividends used $12.8 million. In 2011, payments of floating rate Long-Term Debt used $19.3 million, which was more than offset by a $20.0 million issuance of fixed rate Long-Term Debt, and payments of dividends used $12.9 million. In 2010, payments of dividends used $11.2 million and payments of Long-Term Debt used $4.2 million. Our annual cash dividend payout increased for the 41st consecutive year to $0.69 per share in 2012, an increase of $0.01 per share over 2011.
Proceeds from the issuance of Common Stock generated $4.2 million in 2012, $4.2 million in 2011 and $6.5 million in 2010.
On April 25, 2012, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. This was in addition to the 618,050 shares remaining under our current repurchase program at that time. At December 31, 2012, there were 1,098,230 remaining shares authorized for repurchase.
There were 621,340 shares repurchased in 2012, 469,304 shares repurchased in 2011 and 100,000 shares repurchased during 2010, at average repurchase prices of $40.78 during 2012, $37.51 during 2011 and $31.53 during 2010. Our Credit Agreement with JPMorgan Chase Bank limits the payment of dividends and repurchases of stock to amounts ranging from $50.0 million to $75.0 million per fiscal year based on our leverage ratio after giving effect to such payments for the life of the agreement.

Indebtedness – As of December 31, 2012, we had committed lines of credit totaling approximately $125.0 million and uncommitted lines of credit totaling approximately $87.6 million. There was $10.0 million in outstanding borrowings under our JPMorgan facility and $20.0 million borrowings under our Prudential facility as of December 31, 2012. In addition, we had stand alone letters of credit of approximately $2.0 million outstanding and bank guarantees in the amount of approximately $0.5 million. Commitment fees on unused lines of credit for the year ended December 31, 2012 were $0.3 million.
Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in our Shelf Agreement with Prudential described below, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2012, our indebtedness to EBITDA ratio was 0.43 to 1 and our EBITDA to interest expense ratio was 32.96 to 1.
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

As of December 31, 2012 we were in compliance with all covenants under the Credit Agreement. There was $10.0 million in outstanding borrowings under this facility at December 31, 2012, with a weighted average interest rate of 1.72%.
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
As of December 31, 2012, there was $20.0 million in outstanding borrowings under this facility; the $10.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018; and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants of the Shelf Agreement as of December 31, 2012.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2.0 million Euros or approximately $2.6 million. There was no balance outstanding on this facility as of December 31, 2012.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. There was no balance outstanding on this facility as of December 31, 2012.
Notes Payable
On May 31, 2011, we incurred $1.5 million in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, of which $0.8 million remains outstanding as of December 31, 2012.

Contractual Obligations – Our contractual obligations as of December 31, 2012, are summarized by period due in the following table (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt(1)	$30,772	$762	$5,439	$16,857	$7,714
Interest payments on long-term debt(1)	4,142	982	1,734	937	489
Capital leases	1,512	1,241	271	—	—
Interest payments on capital leases	94	77	17	—	—
Retirement benefit plans(2)	1,322	1,322	—	—	—
Deferred compensation arrangements(3)	6,961	537	829	219	5,376
Operating leases(4)	16,821	8,469	6,807	1,456	89
Purchase obligations(5)	50,035	50,035	—	—	—
Other(6)	39	39	—	—	—
Total contractual obligations	$111,698	$63,464	$15,097	$19,469	$13,668
(1)Long-term debt represents bank borrowings and borrowings through our Credit Agreement with JPMorgan and our Private Shelf Agreement with Prudential. Our Credit Agreement with JPMorgan does not have specified repayment terms; therefore, repayment is due upon expiration of the agreement on May 5, 2016. Interest payments on our Credit Agreement were calculated using the December 31, 2012 LIBOR rate based on the assumption that the principal would be repaid in full upon the expiration of the agreement. Our borrowings under our Private Shelf Agreement with Prudential have 7 and 10 year terms, serially maturing from 2014 to 2021 with fixed interest rates of 4.00% and 4.10%, respectively.
(2)Our retirement benefit plans, as described in Note 11 of the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Our plan obligations totaled $17.1 million as of December 31, 2012. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our 2013 expected contribution in the contractual obligations table.
(3)The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $7.0 million as of December 31, 2012. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant distribution elections.
(4)Operating lease commitments consist primarily of office and warehouse facilities, vehicles and office equipment as discussed in Note 13 of the Consolidated Financial Statements.
(5)Purchase obligations include all known open purchase orders, contractual purchase commitments and contractual obligations as of December 31, 2012.
(6)Other obligations include collateralized borrowings as discussed in Note 8 of the Consolidated Financial Statements and residual value guarantees as discussed in Note 13 of the Consolidated Financial Statements.

Total contractual obligations exclude our gross unrecognized tax benefits of $3.5 million and accrued interest and penalties of $0.5 million as of December 31, 2012. We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 14 of the Consolidated Financial Statements.
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
Testing Intangibles for Impairment
In July 2012, the FASB issued updated accounting guidance on the periodic testing of indefinite-lived intangible assets for impairment. This updated accounting guidance permits us to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we determine through this qualitative analysis that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, it is not necessary to calculate annually the fair value of an indefinite-lived intangible asset. This guidance is effective for fiscal periods beginning after September 15, 2012; however, early adoption is permitted. We do not expect this guidance to have an impact on our results of operations or financial position as we do not currently hold any indefinite-lived intangible assets.
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

Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Bad debt write-offs as a percentage of Net Sales were approximately 0.3% in 2012, 0.2% in 2011 and 0.3% in 2010. As of December 31, 2012, we had $4.4 million reserved against Accounts Receivable for doubtful accounts.
Inventory Reserves – We value our inventory at the lower of the cost of inventory or fair market value through the establishment of a reserve for excess, slow moving and obsolete inventory. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed by comparing our inventory levels to our projected demand requirements based on historical demand, market conditions and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there are significant declines in demand for certain products. This reserve creates a new cost basis for these products and is considered permanent. As of December 31, 2012, we had $3.7 million reserved against Inventories.
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
We performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The first step of the two-step model is used as an indicator to identify if there is potential goodwill impairment. If the first step indicates there may be an impairment, the second step is performed which measures the amount of the goodwill impairment, if any. We perform our goodwill impairment analysis as of year end and use our judgment to develop assumptions for the discounted cash flow model that we use, if necessary. Management assumptions include forecasting revenues and margins, estimating capital expenditures, depreciation, amortization and discount rates.

If our goodwill impairment testing resulted in one or more of our reporting units’ carrying amount exceeding its fair value, we would write down our reporting units’ carrying amount to its fair value and would record an impairment charge in our results of operations in the period such determination is made. Subsequent reversal of goodwill impairment charges is not permitted. Each of our reporting units were analyzed for impairment as of December 31, 2012 and based upon our analysis, the estimated fair values of our reporting units substantially exceeded their carrying amounts. We had Goodwill of $19.7 million as of December 31, 2012.
Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to net sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty expense as a percentage of Net Sales was 1.7% in 2012, 1.7% in 2011 and 1.6% in 2010. As of December 31, 2012, we had $9.4 million reserved for future estimated warranty costs.
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
Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our Consolidated Statements of Earnings. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2012, a valuation allowance of $4.7 million was recorded against foreign tax loss carry-forwards and state credit carry-forwards.

Cautionary Factors Relevant to Forward-Looking Information
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contain certain statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include:

•	Geopolitical and economic uncertainty throughout the world.

•	Competition in our business.

•	Ability to effectively manage organizational changes.

•	Ability to comply with laws and regulations.

•	Ability to attract and retain key personnel.

•	Ability to develop and fund new innovative products and services.

•	Unforeseen product liability claims or product quality issues.

•	Ability to successfully upgrade and evolve the capabilities of our computer systems.

•	Ability to effectively maintain and manage the data in our computer systems.

•	Occurrence of a significant business interruption.

•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.

•	Ability to acquire, retain and protect proprietary intellectual property rights.

•	Fluctuations in the cost or availability of raw materials and purchased components.
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
During the first part of 2012, our raw materials and other purchased component costs were unfavorably impacted by commodity prices although we were able to somewhat mitigate these higher costs with pricing actions and cost reduction activities. We continue to focus on mitigating the risk of continued future raw material or other product component cost increases through product pricing, negotiations with our vendors and cost reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices increase significantly and we are not able to offset the increases with higher selling prices, our results may be unfavorably impacted in 2013.
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
Because a substantial portion of our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of $42.5 million and $45.5 million at the end of 2012 and 2011, respectively. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of December 31, 2012, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.
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
We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as included in Item 15.A.2. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Tennant Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Minneapolis, Minnesota
February 21, 2013

Consolidated Statements of Earnings
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

Years ended December 31	2012	2011	2010
Net Sales	$738,980	$753,998	$667,667
Cost of Sales	413,684	434,817	383,341
Gross Profit	325,296	319,181	284,326
Operating Expense:
Research and Development Expense	29,263	27,911	25,957
Selling and Administrative Expense	234,114	241,625	221,235
Gain on Sale of Business	(784)	—	—
Total Operating Expense	262,593	269,536	247,192
Profit from Operations	62,703	49,645	37,134
Other Income (Expense):
Interest Income	1,069	752	133
Interest Expense	(2,517)	(2,238)	(1,619)
Net Foreign Currency Transaction (Losses) Gains	(1,403)	559	(902)
Other Income (Expense), Net	38	12	(19)
Total Other Expense, Net	(2,813)	(915)	(2,407)
Profit Before Income Taxes	59,890	48,730	34,727
Income Tax Expense (Benefit)	18,306	16,017	(76)
Net Earnings	$41,584	$32,713	$34,803

Net Earnings per Share:
Basic	$2.24	$1.74	$1.85
Diluted	$2.18	$1.69	$1.80

Weighted Average Shares Outstanding:
Basic	18,544,896	18,832,693	18,805,494
Diluted	19,102,016	19,360,428	19,332,103

Cash Dividends Declared per Common Share	$0.69	$0.68	$0.59
See accompanying Notes to Consolidated Financial Statements.
Consolidated Statements of Comprehensive Income
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

Years ended December 31	2012	2011	2010
Net Earnings	$41,584	$32,713	$34,803
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments, net of income tax (expense) of $(25), $- and $-, respectively	552	(3,141)	762
Pension adjustments, net of income tax benefit (expense) of $889, $2,354 and $(98), respectively	(1,648)	(3,822)	73
Total Other Comprehensive (Loss) Income, net of tax	(1,096)	(6,963)	835
Comprehensive Income	$40,488	$25,750	$35,638
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

December 31	2012	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$53,940	$52,339
Restricted Cash	187	3,279
Receivables:
Trade, less Allowances of $4,399 and $4,828, respectively	131,470	123,920
Other	6,677	4,953
Net Receivables	138,147	128,873
Inventories	58,136	65,912
Prepaid Expenses	11,309	10,320
Deferred Income Taxes, Current Portion	11,339	10,358
Other Current Assets	388	1,015
Total Current Assets	273,446	272,096
Property, Plant and Equipment	294,910	286,949
Accumulated Depreciation	(208,717)	(199,795)
Property, Plant and Equipment, Net	86,193	87,154
Deferred Income Taxes, Long-Term Portion	10,989	15,014
Goodwill	19,717	20,303
Intangible Assets, Net	21,393	23,758
Other Assets	9,022	5,937
Total Assets	$420,760	$424,262
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$2,042	$4,166
Accounts Payable	47,002	46,869
Employee Compensation and Benefits	33,021	32,934
Income Taxes Payable	785	619
Other Current Liabilities	38,844	39,404
Total Current Liabilities	121,694	123,992
Long-Term Liabilities:
Long-Term Debt	30,281	32,289
Employee-Related Benefits	25,873	40,089
Deferred Income Taxes, Long-Term Portion	3,325	3,189
Other Liabilities	4,533	3,851
Total Long-Term Liabilities	64,012	79,418
Total Liabilities	185,706	203,410
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Preferred Stock of $0.02 par value per share, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value per share, 60,000,000 shares authorized; 18,464,450 and 18,834,940 issued and outstanding, respectively	6,924	7,063
Additional Paid-In Capital	22,398	15,082
Retained Earnings	236,065	227,944
Accumulated Other Comprehensive Loss	(30,333)	(29,237)
Total Shareholders’ Equity	235,054	220,852
Total Liabilities and Shareholders’ Equity	$420,760	424,262
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES
(In thousands)

Years ended December 31	2012	2011	2010
OPERATING ACTIVITIES
Net Earnings	$41,584	$32,713	$34,803
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	18,072	18,088	18,026
Amortization	2,800	3,330	3,166
Impairment of Intangible Assets	—	2,058	—
Deferred Income Taxes	3,166	(1,352)	(11,412)
Share-Based Compensation Expense	9,092	5,407	4,639
Allowance for Doubtful Accounts and Returns	1,427	1,879	1,403
Gain on Sale of Business	(784)	—	—
Other, Net	(126)	508	503
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Accounts Receivable	(11,811)	(4,451)	(7,931)
Inventories	(149)	(7,665)	(4,391)
Accounts Payable	970	4,612	(1,445)
Employee Compensation and Benefits	(3,005)	1,177	1,162
Other Current Liabilities	1,549	1,711	6,058
Income Taxes	797	1,668	(1,716)
U.S. Pension Plan Contributions	(16,731)	—	—
Other Assets and Liabilities	715	(2,774)	(335)
Net Cash Provided by Operating Activities	47,566	56,909	42,530
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(15,623)	(13,902)	(10,529)
Proceeds from Disposals of Property, Plant and Equipment	1,028	601	595
Acquisition of Businesses, Net of Cash Acquired	(750)	(2,917)	(86)
Proceeds from Sale of Business	1,014	—	—
Decrease (Increase) in Restricted Cash	3,089	(3,279)	—
Net Cash Used for Investing Activities	(11,242)	(19,497)	(10,020)
FINANCING ACTIVITIES
Change in Short-Term Borrowings, Net	—	—	(7)
Payments of Long-Term Debt	(2,986)	(19,272)	(4,192)
Issuance of Long-Term Debt	—	20,000	—
Purchases of Common Stock	(25,343)	(17,603)	(3,153)
Proceeds from Issuances of Common Stock	4,167	4,214	6,467
Tax Benefit on Stock Plans	2,047	1,266	1,724
Dividends Paid	(12,817)	(12,852)	(11,181)
Net Cash Used for Financing Activities	(34,932)	(24,247)	(10,342)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	209	(355)	(701)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,601	12,810	21,467
Cash and Cash Equivalents at Beginning of Year	52,339	39,529	18,062
CASH AND CASH EQUIVALENTS AT END OF YEAR	$53,940	$52,339	$39,529
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Income Taxes	$11,563	$13,158	$13,908
Interest	$2,375	$2,059	$1,559
Supplemental Non-Cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$1,526	$2,893	$2,398
Capital Expenditures in Accounts Payable	$1,582	$2,669	$689
Collateralized Borrowings	$39	$127	$471
Notes Payable Related to Water Star, Inc. Acquisition	$—	$1,500	$—
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2009	18,750,828	$7,032	$7,772	$192,584	$(23,109)	$184,279
Net Earnings	—	—	—	34,803	—	34,803
Other Comprehensive Income	—	—	—	—	835	835
Issue Stock for Directors, Employee Benefit and Stock Plans	388,015	146	6,029	—	—	6,175
Share-Based Compensation	—	—	2,651	—	—	2,651
Dividends paid $0.59 per Common Share	—	—	—	(11,181)	—	(11,181)
Tax Benefit on Stock Plans	—	—	1,724	—	—	1,724
Purchases of Common Stock	(100,000)	(38)	(7,300)	4,185	—	(3,153)
Balance, December 31, 2010	19,038,843	$7,140	$10,876	$220,391	$(22,274)	$216,133
Net Earnings	—	—	—	32,713	—	32,713
Other Comprehensive Loss	—	—	—	—	(6,963)	(6,963)
Issue Stock for Directors, Employee Benefit and Stock Plans	265,401	99	4,019	—	—	4,118
Share-Based Compensation	—	—	4,041	—	—	4,041
Dividends paid $0.68 per Common Share	—	—	—	(12,852)	—	(12,852)
Tax Benefit on Stock Plans	—	—	1,265	—	—	1,265
Purchases of Common Stock	(469,304)	(176)	(5,119)	(12,308)	—	(17,603)
Balance, December 31, 2011	18,834,940	$7,063	$15,082	$227,944	$(29,237)	$220,852
Net Earnings	—	—	—	41,584	—	41,584
Other Comprehensive Loss	—	—	—	—	(1,096)	(1,096)
Issue Stock for Directors, Employee Benefit and Stock Plans	250,850	94	2,423	—	—	2,517
Share-Based Compensation	—	—	7,310	—	—	7,310
Dividends paid $0.69 per Common Share	—	—	—	(12,817)	—	(12,817)
Tax Benefit on Stock Plans	—	—	2,047	—	—	2,047
Purchases of Common Stock	(621,340)	(233)	(4,464)	(20,646)	—	(25,343)
Balance, December 31, 2012	18,464,450	$6,924	$22,398	$236,065	$(30,333)	$235,054
The Company had 60,000,000 authorized shares of Common Stock as of December 31, 2012, 2011 and 2010.
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
Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of Shareholders’ Equity. The balance of cumulative foreign currency translation adjustments recorded within Accumulated Other Comprehensive Loss as of December 31, 2012, 2011 and 2010 was a net loss of $19,900, $20,286 and $17,145, respectively. Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Net Foreign Currency Transaction (Losses) Gains are included in Other Income (Expense).
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
Restricted Cash – We have a total of $187 that serves as collateral backing certain bank guarantees and is therefore restricted. This money is invested in time deposits.
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
Purchases of Common Stock – We repurchase our Common Stock under a 2011 and a 2012 repurchase program authorized by our Board of Directors. These programs allow us to repurchase up to 2,000,000 shares of our Common Stock. Upon repurchase, the par value is charged to Common Stock and the remaining purchase price is charged to Additional Paid-in Capital. If the amount of the remaining purchase price causes the Additional Paid-in Capital account to be in a debit position, this amount is then reclassified to Retained Earnings. Common Stock repurchased is included in shares authorized but is not included in shares outstanding.
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
Pension and Profit Sharing Plans – We have pension and/or profit sharing plans covering substantially all of our employees. Pension plan costs are accrued based on actuarial estimates with the required pension cost funded annually, as needed. No new participants have entered the pension plan since 2000.
Postretirement Benefits – We accrue and recognize the cost of retiree health benefits over the employees’ period of service based on actuarial estimates. Benefits are only available for for U.S. employees hired before January 1, 1999.
Derivative Financial Instruments – We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities (principally the Euro, Australian and Canadian dollars, British pound, Japanese yen, Chinese yuan and Brazilian real). We have elected not to apply hedge accounting treatment to these contracts as our contracts are for a short duration. These contracts are marked-to-market with the related asset or liability recorded in Other Current Assets or Other Current Liabilities, as applicable. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated net assets and liabilities are recognized in Other Income (Expense) under Net Foreign Currency Transaction (Losses) Gains within the Consolidated Statements of Earnings.
Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped. Provisions for estimated returns, rebates and discounts are provided for at the time the related revenue is recognized. Freight revenue billed to customers is included in Net Sales and the related shipping expense is included in Cost of Sales. Service revenue is recognized in the period the service is performed or ratably over the period of the related service contract.
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
Share-based Compensation – We account for employee share-based compensation using the fair value based method. Our share-based compensation plans are more fully described in Note 15 of the Consolidated Financial Statements.
Research and Development – Research and development costs are expensed as incurred.
Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, e-mail marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2012, 2011 and 2010 such activities amounted to $6,466, $6,728 and $5,516, respectively.
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
Earnings per Share – Basic earnings per share is computed by dividing Net Earnings by the Weighted Average Shares Outstanding during the period. Diluted earnings per share assume conversion of potentially dilutive stock options and restricted share awards. Performance-based shares are included in the calculation of diluted earnings per share in the quarter in which the performance targets have been achieved.

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
2010 Action – During the fourth quarter of 2010, we implemented a restructuring action. A pre-tax charge of $1,671 was recognized in the fourth quarter of 2010 as a result of that action. The pre-tax charge consisted of severance and outplacement services and was included within Selling and Administrative Expense in the 2010 Consolidated Statement of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance, Early Retirement and Related Costs
2010 restructuring action	$1,671
Cash payments	(87)
December 31, 2010 balance	$1,584
2011 utilization:
Cash payments	(1,534)
Foreign currency adjustments	(54)
Change in estimate	110
December 31, 2011 balance	$106
2012 utilization:
Cash payments	(102)
Foreign currency adjustments	(4)
December 31, 2012 balance	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

2012 Action – During the third quarter of 2012, we implemented a restructuring action. A pre-tax charge of $760 was recognized in the third quarter as a result of this action. The pre-tax charge consisted primarily of severance and outplacement services and was included within Selling and Administrative Expense in the Consolidated Statements of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2012 restructuring action	$760
Cash payments	(414)
Foreign currency adjustments	27
December 31, 2012 balance	$373

4.	Acquisitions and Divestitures
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Divestitures
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014 as of the date of sale, in cash and financed the remaining purchase price of €6,166. A total of €2,126, or $2,806 as of December 31, 2012, will be received in equal quarterly payments during 2013 and the remaining €3,225, or $4,257 as of December 31, 2012, will be received in equal installments on the first, second and third anniversary dates of the divestiture. As a result of this divestiture, we recorded a pre-tax gain of $784 in our Profit from Operations in the Consolidated Statements of Earnings.
M&F is now a master distributor of Tennant products in the Central Eastern Europe, Middle East and Africa markets. In addition, as further discussed in Note 19, M&F is a related party to Tennant. We have identified M&F as a variable interest entity (“VIE”) and have performed a qualitative assessment that considered M&F's purpose and design, our involvement and the risks and benefits and determined that Tennant is not the primary beneficiary of this VIE. The only financing Tennant has provided to M&F was related to the SPA as noted above and there are no arrangements that would require us to provide significant financial support in the future.
The assets and liabilities transferred under the Share Purchase Agreement on the date of sale were as follows:

Accounts Receivable	$4,398
Inventories	4,271
Other Current Assets	87
Current Assets	8,756
Property, Plant and Equipment, net	170
Total Assets Divested	8,926
Current Liabilities	1,121
Total Liabilities Divested	1,121
Net Assets Divested	$7,805

5.	Inventories
Inventories as of December 31, consisted of the following:

	2012	2011
Inventories carried at LIFO:
Finished goods	$33,546	$32,648
Raw materials, production parts and work-in-process	14,291	16,611
LIFO reserve	(27,608)	(27,926)
Total LIFO inventories	20,229	21,333
Inventories carried at FIFO:
Finished goods	25,623	31,912
Raw materials, production parts and work-in-process	12,284	12,667
Total FIFO inventories	37,907	44,579
Total Inventories	$58,136	$65,912
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

6.	Property, Plant and Equipment
Property, Plant and Equipment and related Accumulated Depreciation, including equipment under capital leases, as of December 31, consisted of the following:

	2012	2011
Land	$4,294	$4,383
Buildings and improvements	52,597	49,931
Machinery and manufacturing equipment	140,330	135,794
Office equipment	88,814	86,740
Work in progress	8,875	10,101
Total Property, Plant and Equipment	294,910	286,949
Less: Accumulated Depreciation	(208,717)	(199,795)
Net Property, Plant and Equipment	$86,193	$87,154
Depreciation expense was $18,072 in 2012, $18,088 in 2011 and $18,026 in 2010.

7.	Goodwill and Intangible Assets
For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America; Latin America; Europe, Middle East, Africa (“EMEA”) and Asia Pacific. As of December 31, 2012 and 2011, the Company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Based on the Company’s analysis of qualitative factors, the Company determined that is was not necessary to perform the two-step goodwill impairment test for any of its reporting units. Each of our reporting units were tested for impairment using the two-step goodwill impairment test as of December 31, 2010 and based upon our analysis, the estimated fair values of our reporting units substantially exceeded their carrying amounts.
The changes in the carrying amount of Goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2011	$66,523	$(46,220)	$20,303
Foreign currency fluctuations	2,062	(2,648)	(586)
Balance as of December 31, 2012	$68,585	$(48,868)	$19,717

Balance as of December 31, 2010	$67,008	$(46,585)	$20,423
Additions	688	—	688
Foreign currency fluctuations	(1,173)	365	(808)
Balance as of December 31, 2011	$66,523	$(46,220)	$20,303

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The balances of acquired Intangible Assets, excluding Goodwill, as of December 31, are as follows:

	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of December 31, 2012
Original cost	$23,817	$4,657	$7,197	$35,671
Accumulated amortization	(9,907)	(1,565)	(2,806)	(14,278)
Carrying amount	$13,910	$3,092	$4,391	$21,393
Weighted-average original life (in years)	15	14	13

Balance as of December 31, 2011
Original cost	$25,987	$4,583	$7,136	$37,706
Accumulated amortization	(10,387)	(1,209)	(2,352)	(13,948)
Carrying amount	$15,600	$3,374	$4,784	$23,758
Weighted-average original life (in years)	14	14	13
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
Amortization expense on Intangible Assets was $2,800, $3,330 and $3,166 for the years ended December 31, 2012, 2011 and 2010, respectively.
Estimated aggregate amortization expense based on the current carrying amount of amortizable Intangible Assets for each of the five succeeding years is as follows:

2013	$2,213
2014	2,178
2015	2,154
2016	2,141
2017	1,877
Thereafter	10,830
Total	$21,393

8.	Debt
Long-Term Debt as of December 31 consisted of the following:

	2012	2011
Long-Term Debt:
Bank borrowings	$22	$49
Credit facility borrowings	30,000	30,000
Notes Payable	750	1,500
Collateralized borrowings	39	127
Capital lease obligations	1,512	4,779
Total Long-Term Debt	32,323	36,455
Less: current portion	(2,042)	(4,166)
Long-term portion	$30,281	$32,289
As of December 31, 2012, we had committed lines of credit totaling approximately $125,000 and uncommitted lines of credit totaling approximately $87,640. There was $10,000 in outstanding borrowings under our JPMorgan facility and $20,000 borrowings under our Prudential facility as of December 31, 2012. In addition, we had stand alone letters of credit of approximately $2,014 outstanding and bank guarantees in the amount of approximately $498. Commitment fees on unused lines of credit for the year ended December 31, 2012 were $318.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in our Shelf Agreement with Prudential described below, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2012, our indebtedness to EBITDA ratio was 0.43 to 1 and our EBITDA to interest expense ratio was 32.96 to 1.
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

As of December 31, 2012 we were in compliance with all covenants under the Credit Agreement. There was $10,000 in outstanding borrowings under this facility at December 31, 2012, with a weighted average interest rate of 1.72%.
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
As of December 31, 2012, there was $20,000 in outstanding borrowings under this facility; the $10,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018; and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants of the Shelf Agreement as of December 31, 2012.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2,000 Euros or approximately $2,640. There was no balance outstanding on this facility as of December 31, 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000 for the purpose of issuing general bank guarantees. There was no balance outstanding on this facility as of December 31, 2012.
Notes Payable
On May 31, 2011, we incurred $1,500 in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, of which $750 remains outstanding as of December 31, 2012.
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
The aggregate maturities of our outstanding debt including capital lease obligations as of December 31, 2012, are as follows:

2013	$3,101
2014	3,221
2015	4,241
2016	14,002
2017	3,792
Thereafter	8,203
Total minimum obligations	$36,560
Less: amount representing interest	(4,237)
Total	$32,323

9.	Other Current Liabilities
Other Current Liabilities as of December 31, consisted of the following:

	2012	2011
Taxes, other than income taxes	$4,768	$5,629
Warranty	9,357	8,759
Deferred revenue	1,878	3,159
Rebates	6,983	5,185
Freight	3,999	3,945
Miscellaneous accrued expenses	8,115	8,974
Other	3,744	3,753
Total	$38,844	$39,404
The changes in warranty reserves for the three years ended December 31 were as follows:

	2012	2011	2010
Beginning balance	$8,759	$7,043	$5,985
Product warranty provision	12,395	12,815	10,506
(Divested) acquired reserves	(236)	10	—
Foreign currency	(15)	(63)	(88)
Claims paid	(11,546)	(11,046)	(9,360)
Ending balance	$9,357	$8,759	$7,043

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

10.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at December 31, 2012 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$388	$—	$388	$—
Total Assets	$388	$—	$388	$—
Liabilities:
Foreign currency forward exchange contracts	$404	$—	$404	$—
Total Liabilities	$404	$—	$404	$—
Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.
We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Consolidated Balance Sheets and are recognized in Other Income (Expense) under Net Foreign Currency Transaction Gains (Losses) within the Consolidated Statements of Earnings. As of December 31, 2012 the fair value of such contracts outstanding was an asset of $388 and a liability of $404. As of December 31, 2011 the fair value of such contracts outstanding was an asset of $1,015 and a liability of $102. We recognized a net gain of $1,026 during 2012, a net loss of $1,444 during 2011 and a net gain of $1,216 during 2010. At December 31, 2012 and 2011, the notional amounts of foreign currency forward exchange contracts outstanding were $42,475 and $45,524, respectively.
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
Substantially all U.S. employees are covered by various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans and defined contribution savings plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our plans was $11,078, $11,131 and $11,231 in 2012, 2011 and 2010, respectively.
We have a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) in the U.S. covering certain current and retired employees. Plan benefits are based on the years of service and compensation during the highest five consecutive years of service in the final ten years of employment. No new participants have entered the plan since 2000. The plan has approximately 447 participants including 102 active employees as of December 31, 2012.
We have a U.S. postretirement medical benefit plan (the “U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with Tennant and age upon retirement.
Our defined contribution savings plan (“401(k)”) covers substantially all U.S. employees. Under this plan, we match up to 3% of the employee’s compensation in stock or cash to be invested per their election. Historically, matching contributions have been primarily funded by our ESOP Plan. However, as of December 31, 2009, all shares have been allocated. Starting in 2010, the matching contributions to the 401(k) are funded with cash. We also make a profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial performance and can be funded in the form of Tennant stock, cash or a combination of both. Expenses for the 401(k) plan were $6,226, $6,864 and $7,073 during 2012, 2011 and 2010, respectively.
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
During 2012 we made a $15,000 discretionary contribution to the U.S. Pension Plan in addition to the minimum funding requirements for 2011 and 2012. We expect to contribute approximately $145 to our U.S. Nonqualified Plan, $904 to our U.S. Retiree Plan, $234 to our U.K. Pension Plan and $39 to our German Pension Plan in 2013. No contributions to the U.S. Pension Plan are expected to be required during 2013.
Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, 2012 are as follows:

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$701	$701	$—	$—
Equity Securities:
U.S. Small-Cap (1)	1,438	1,438	—	—
U.S. Mid-Cap (1)	2,266	2,266	—	—
International Small-Cap (2)	63	63	—	—
Mutual Funds:
Corporate Bonds	18,671	18,671	—	—
U.S. Large-Cap (3)	18,141	18,141	—	—
International Large-Cap (4)	5,662	5,662	—	—
Investment Account held by Pension Plan (5)	8,855	—	8,855	—
Total	$55,797	$46,942	$8,855	$—

(1)	This category is comprised of actively managed domestic common stocks.

(2)	This category is comprised of actively managed international common stocks.

(3)	This category is comprised of funds not actively managed that track the S&P 500.

(4)	This category is comprised of funds not actively managed that are invested in foreign and domestic equities.

(5)	This category is comprised of foreign and domestic equities and foreign and domestic fixed interest assets.
The primary objective of our U.S. and U.K. Pension Plans is to meet retirement income commitments to plan participants at a reasonable cost to Tennant and to maintain a sound actuarially funded status. This objective is accomplished through growth of capital and safety of funds invested. The pension plan assets are invested in securities to achieve growth of capital over inflation through appreciation and accumulation and reinvestment of dividend and interest income. Investments are diversified to control risk. The target allocation for the U.S. Pension Plan is 60% equity and 40% debt securities. Equity securities within the U.S. Pension Plan do not include any direct investments in Tennant Company Common Stock. The U.K. Pension Plan is invested in an insurance contract with underlying investments primarily in equity and fixed income securities. Our German Pension Plan is unfunded, which is customary in that country. The expected return on assets assumption on the investment portfolios for the pension and other postretirement benefit plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return.
Weighted-average assumptions used to determine benefit obligations as of December 31, are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	3.79%	4.39%	4.41%	4.94%	3.27%	4.20%
Rate of compensation increase	3.00%	3.00%	4.50%	4.60%	—	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.39%	5.39%	5.88%	4.94%	5.39%	5.69%	4.20%	5.00%	5.60%
Expected long-term rate of return on plan assets	7.70%	7.70%	7.70%	4.80%	5.20%	5.50%	—	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	4.60%	5.10%	5.10%	—	—	—
The discount rate is used to discount future benefit obligations back to today’s dollars. Our discount rates were determined based on high-quality fixed income investments. The resulting discount rates are consistent with the duration of plan liabilities. The Citigroup Above Median Yield Curve is used in determining the discount rate for the U.S. Plans.
The accumulated benefit obligations as of December 31, for all defined benefit plans are as follows:

	2012	2011
U.S. Pension Plans	$46,907	$42,909
U.K. Pension Plan	8,837	7,858
German Pension Plan	878	652
Information for our plans with an accumulated benefit obligation in excess of plan assets as of December 31, is as follows:

	U.S. Pension Plans		Non-U.S. Plans
	2012	2011	2012	2011
Projected benefit obligation	$48,824	$44,280	$10,011	$8,775
Accumulated benefit obligation	46,907	42,909	9,715	8,510
Fair value of plan assets	46,942	28,237	8,855	7,738
As of December 31, 2012 the U.S Nonqualified and the German Pension Plans had an accumulated benefit obligation in excess of plan assets. As of December 31, 2011, the U.S. Pension Plan, the U.S. Nonqualified, U.K. Pension and German Pension Plans had an accumulated benefit obligation in excess of plan assets.
Assumed healthcare cost trend rates as of December 31, are as follows:

	2012	2011
Healthcare cost trend rate assumption for the next year	9.17%	10.14%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2031
Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage- Point Decrease	1-Percentage- Point Increase
Effect on total of service and interest cost components	$(54)	$61
Effect on postretirement benefit obligation	$(1,076)	$1,227

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$44,280	$38,885	$8,775	$8,394	$13,708	$13,423
Service cost	686	651	138	133	142	132
Interest cost	1,928	2,013	437	465	551	612
Plan participants' contributions	—	—	24	24	—	—
Plan amendments	—	233	—	—	—	—
Actuarial loss	3,893	4,216	595	40	926	72
Foreign exchange	—	—	411	(63)	—	—
Benefits paid	(1,963)	(1,718)	(369)	(218)	(1,237)	(531)
Benefit obligation at end of year	$48,824	$44,280	$10,011	$8,775	$14,090	$13,708
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$28,237	$29,483	$7,738	$6,917	$—	$—
Actual return on plan assets	3,818	357	738	715	—	—
Employer contributions	16,850	115	346	352	1,237	531
Plan participants' contributions	—	—	24	24	—	—
Foreign exchange	—	—	378	(52)	—	—
Benefits paid	(1,963)	(1,718)	(369)	(218)	(1,237)	(531)
Fair value of plan assets at end of year	46,942	28,237	8,855	7,738	—	—
Funded status at end of year	$(1,882)	$(16,043)	$(1,156)	$(1,037)	$(14,090)	$(13,708)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent Assets	$698	$—	$—	$—	$—	$—
Current liabilities	145	129	39	38	904	841
Noncurrent liabilities	2,435	15,914	1,117	999	13,186	12,867
Net accrued liability	$1,882	$16,043	$1,156	$1,037	$14,090	$13,708
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Prior service cost	$224	$606	$—	$—	$(109)	$(689)
Net actuarial loss	13,711	12,488	246	2	2,789	1,921
Accumulated other comprehensive income	$13,935	$13,094	$246	$2	$2,680	$1,232
The components of the net periodic benefit cost for the three years ended December 31, were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$686	$651	$657	$138	$133	$117	$142	$132	$121
Interest cost	1,928	2,013	2,032	437	465	434	551	612	681
Expected return on plan assets	(2,279)	(2,325)	(2,340)	(387)	(376)	(346)	—	—	—
Amortization of net actuarial loss	1,131	27	22	—	—	—	57	—	—
Amortization of prior service cost	382	550	554	—	—	—	(580)	(580)	(579)
Foreign currency	—	—	—	16	(18)	(65)	—	—	—
Net periodic benefit cost	$1,848	$916	$925	$204	$204	$140	$170	$164	$223

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The changes in accumulated other comprehensive income for the three years ended December 31, were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Prior service cost	$—	$233	$—	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	2,355	6,184	573	244	(300)	143	926	72	(892)
Amortization of prior service cost	(382)	(550)	(554)	—	—	—	580	580	580
Amortization of prior transition asset	—	—	—	—	—	—	—	—	—
Amortization of net actuarial (loss) gain	(1,132)	(27)	(22)	—	—	—	(57)	—	—
Total recognized in other comprehensive income	$841	$5,840	$(3)	$244	$(300)	$143	$1,449	$652	$(312)
Total recognized in net periodic benefit cost and other comprehensive income	$2,689	$6,756	$922	$448	$(96)	$283	$1,619	$816	$(89)
The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and Non-U.S. plans:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Postretirement Medical Benefits
2013	$1,813	$211	$904
2014	2,057	252	977
2015	2,373	257	1,070
2016	2,544	263	1,150
2017	2,683	304	1,188
2018 to 2022	14,864	1,966	5,575
Total	$26,334	$3,253	$10,864
The following amounts are included in accumulated other comprehensive income as of December 31, 2012 and are expected to be recognized as components of net periodic benefit cost during 2013:

	Pension Benefits	Postretirement Medical Benefits
Net loss	$1,754	$200
Net prior service cost (credit)	73	(103)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

12.	Shareholders' Equity
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
Purchase Rights
On November 10, 2006, the Board of Directors approved a Rights Agreement and declared a dividend of one preferred share purchase right for each outstanding share of Common Stock. Each right entitles the registered holder to purchase from us one one-hundredth of a Series A Junior Participating Preferred Share of the par value of $0.02 per share at a price of $100 per one hundredth of a Preferred Share, subject to adjustment. The rights are not exercisable or transferable apart from the Common Stock until the earlier of: (i) the close of business on the fifteenth day following a public announcement that a person or group of affiliated or associated persons has become an “Acquiring Person” (i.e., has become, subject to certain exceptions, including for stock ownership by employee benefit plans, the beneficial owner of 20% or more of the outstanding Common Stock), or (ii) the close of business on the fifteenth day following the first public announcement of a tender offer or exchange offer the consummation of which would result in a person or group of affiliated or associated persons becoming, subject to certain exceptions, the beneficial owner of 20% or more of the outstanding Common Stock (or such later date as may be determined by our Board of Directors prior to a person or group of affiliated or associated persons becoming an Acquiring Person). After a person or group becomes an Acquiring Person, each holder of a Right (other than an Acquiring Person) will be able to exercise the right at the current exercise price of the Right and receive the number of shares of Common Stock having a market value of two times the exercise price of the right, or, depending upon the circumstances in which the rights became exercisable, the number of common shares of the acquiring company having a market value of two times the exercise price of the right. At no time do the rights have any voting power. We may redeem the rights for $0.001 per right at any time prior to a person or group acquiring 20% or more of the Common Stock. Under certain circumstances, the Board of Directors may exchange the rights for our Common Stock or reduce the 20% thresholds to not less than 10%. The rights will expire on December 26, 2016, unless extended or earlier redeemed or exchanged by us.

13.	Commitments and Contingencies
We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2020 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $17,524, $17,375 and $16,215 in 2012, 2011 and 2010, respectively.
The minimum rentals for aggregate lease commitments as of December 31, 2012, were as follows:

2013	$8,469
2014	4,252
2015	2,555
2016	1,247
2017	209
Thereafter	89
Total	$16,821
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration of those leases is $11,334, of which we have guaranteed $7,231. As of December 31, 2012, we have recorded a liability for the estimated end-of-term loss related to this residual value guarantee of $536 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the second quarter of 2012, we entered into a three year agreement with a supplier, commencing January 1, 2013, with a total commitment of $2,102 which is still outstanding as of December 31, 2012.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

14.	Income Taxes
Income from continuing operations for the three years ended December 31, was as follows:

	2012	2011	2010
U.S. operations	$47,220	$40,282	$26,297
Foreign operations	12,670	8,448	8,430
Total	$59,890	$48,730	$34,727
Income tax expense (benefit) for the three years ended December 31, was as follows:

	2012	2011	2010
Current:
Federal	$8,158	$10,321	$6,756
Foreign	4,633	2,277	3,005
State	1,089	1,450	1,214
	$13,880	$14,048	$10,975
Deferred:
Federal	$4,423	$2,330	$(10,541)
Foreign	(126)	(203)	(248)
State	129	(158)	(262)
	$4,426	$1,969	$(11,051)
Total:
Federal	$12,581	$12,651	$(3,785)
Foreign	4,507	2,074	2,757
State	1,218	1,292	952
	$18,306	$16,017	$(76)
U.S. income taxes have not been provided on approximately $21,277 of undistributed earnings of non-U.S. subsidiaries. We do not have any plans to repatriate the undistributed earnings. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management’s belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
We have Dutch and German tax loss carryforwards of approximately $10,136 and $15,292, respectively. If unutilized, the Dutch tax loss carryforward will expire after 9 years. The German tax loss carryforward has no expiration date. Because of the uncertainty regarding realization of the Dutch tax loss carryforward, a valuation allowance was established. This valuation allowance increased in 2012 due to results of operations.
We have foreign tax credit carryforwards of approximately $6,034. If unutilized, foreign tax credit carryforwards will expire in 2020. Based upon evaluation, as of December 31, 2012, no valuation allowance has been recorded. We have Dutch foreign tax credit carryforwards of $687. Because of the uncertainty regarding utilization of the Dutch foreign tax credit carryforward, a valuation allowance was established during 2012 that impacted Net Earnings by $687.
A valuation allowance for the remaining deferred tax assets is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.
Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31, was as follows:

	2012	2011	2010
Tax at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	1.0	2.0	0.7
Effect of foreign operations	(6.2)	0.5	0.5
International restructuring	—	—	(31.4)
Effect of changes in valuation allowances	2.3	—	0.1
Domestic production activities deduction	(1.5)	(1.6)	(3.0)
Other, net	—	(3.0)	(2.1)
Effective income tax rate	30.6%	32.9%	(0.2)%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Deferred tax assets and liabilities were comprised of the following as of December 31:

	2012	2011	2010
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes and changes in inventory reserves	$28	$426	$1,081
Employee wages and benefits, principally due to accruals for financial reporting purposes	18,608	20,910	17,948
Warranty reserves accrued for financial reporting purposes	2,641	2,625	2,175
Accounts receivable, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	1,540	1,464	1,252
Tax loss carryforwards	6,619	5,915	12,725
Valuation allowance	(4,719)	(3,229)	(9,170)
Tax credit carryforwards	6,720	8,554	10,119
Other	2,329	1,777	1,937
Total deferred tax assets	$33,766	$38,442	$38,067
Deferred tax liabilities:
Property, Plant and Equipment, principally due to differences in depreciation and related gains	$7,945	$9,167	$8,562
Goodwill and Intangible Assets	6,818	7,093	8,390
Total deferred tax liabilities	$14,763	$16,260	$16,952
Net deferred tax assets	$19,003	$22,182	$21,115
The valuation allowance at December 31, 2012, principally applies to Dutch tax loss and tax credit carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Balance at January 1,	$3,424	$5,272
Decreases as a result of tax positions taken during a prior period	—	(765)
Increases as a result of tax position taken during the current year	611	828
Decreases relating to settlements with taxing authorities	—	(193)
Reductions as a result of a lapse of the applicable statute of limitations	(447)	(1,551)
Decreases as a result of foreign currency fluctuations	(108)	(167)
Balance at December 31,	$3,480	$3,424
Included in the balance of unrecognized tax benefits at December 31, 2012 and 2011 are potential benefits of $3,259 and $3,209, respectively, that if recognized, would affect the effective tax rate from continuing operations.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the liability of $3,480 and $3,424 for unrecognized tax benefits as of December 31, 2012 and 2011 was approximately $462 and $427, respectively, for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.
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
We do not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

15.	Share-Based Compensation
We have five plans under which we have awarded share-based compensation grants: The 1995 Stock Incentive Plan (“1995 Plan”) and 1999 Amended and Restated Stock Incentive Plan (“1999 Plan”), which provided for share-based compensation grants to our executives and key employees, the 1997 Non-Employee Directors Option Plan (“1997 Plan”), which provided for stock option grants to our non-employee Directors, the 2007 Stock Incentive Plan (“2007 Plan”) and the Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”), which were adopted as a continuing step toward aggregating our equity compensation programs to reduce the complexity of our equity compensation programs.
The 1995 and 1997 Plans were terminated in 2006 and all remaining shares were transferred to the Amended and Restated 1999 Stock Incentive Plan as approved by the shareholders in 2006. Awards granted under the 1995 and 1997 Plans prior to 2006 that remain outstanding continue to be governed by the respective plan under which the grant was made. Upon approval of the 1999 Amended and Restated Stock Incentive Plan in 2006, we ceased making grants of future awards under these plans and subsequent grants of future awards were made from the 1999 Plan and governed by its terms.
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
The 2010 Plan, originally approved by our shareholders on April 28, 2010 and amended and restated by our shareholders on April 25, 2012, terminated our rights to grant awards under the 2007 Plan; however, any awards granted under the 2007 or 2010 Plans that do not result in the issuance of shares of Common Stock may again be used for an award under the 2010 Plan. A total of 1,500,000 shares were authorized for future awards under the 2010 Plan.
As of December 31, 2012, there were 788,264 shares reserved for issuance under the 1995 Plan, the 1997 Plan, the 1999 Plan and the 2007 Plan for outstanding compensation awards and 322,297 shares were available for issuance under the 2010 Plan for current and future equity awards. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.
We recognized total Share-Based Compensation Expense of $9,092, $5,407 and $4,639, respectively, during the years ended 2012, 2011 and 2010. The total income tax benefit recognized in the income statement for share-based compensation arrangements during the years ended 2012, 2011 and 2010 was $2,047, $1,266 and $1,724, respectively.
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
The following table illustrates the valuation assumptions used for the 2012, 2011 and 2010 grants:

	2012	2011	2010
Expected volatility	51 - 52%	49 - 50%	46 - 68%
Weighted-average expected volatility	52%	49%	46%
Expected dividend yield	1.6 - 1.7%	1.7 - 1.8%	1.9 - 2.5%
Weighted-average expected dividend yield	1.7%	1.8%	2.4%
Expected term, in years	0.2 - 6	6	1 - 6
Risk-free interest rate	0.1 - 1.1%	1.3 - 2.5%	0.4 - 2.9%
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
Beginning in 2004, new stock option awards granted vest one-third each year over a three year period and have a ten year contractual term. These grants do not contain a reload feature. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Compensation expense is fully recognized for reload stock options as of the reload date.
In addition to stock options, we also occasionally grant cash-settled stock appreciation rights (“SARs”) to employees in certain foreign locations. There were no outstanding SARs as of December 31, 2012 and no SARs were granted during 2012, 2011 or 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following table summarizes the activity during the year ended December 31, 2012 for stock option and SARs awards:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,268,917	$20.40
Granted	168,008	43.27
Exercised	(239,474)	17.36
Forfeited	(6,030)	36.06
Outstanding at end of year	1,191,421	$24.16
Exercisable at end of year	844,679	$18.92
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $16.60, $16.67 and $9.62, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $5,826, $5,600 and $5,235, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2012 was $23,577 and $21,145, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2012, was 6 years and 6 years, respectively. As of December 31, 2012, there was unrecognized compensation cost for nonvested options and rights of $3,027 which is expected to be recognized over a weighted-average period of 1.3 years.
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
The following table summarizes the activity during the year ended December 31, 2012, for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	150,081	$26.39
Granted	38,901	42.54
Vested	(46,628)	18.47
Forfeited	—	—
Nonvested at end of year	142,354	$33.40
The total fair value of shares vested during the year ended December 31, 2012, 2011 and 2010 was $861, $650 and $284, respectively. As of December 31, 2012, there was $1,718 of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 2.2 years.
Performance Share Awards
We grant performance share awards to key employees as a part of our long-term management compensation program. These awards are earned based upon achievement of certain financial performance targets. We determine the fair value of these awards as of the date of grant and recognize the expense over a three year performance period.
The 2012 performance share award covers the three year performance period from the beginning of fiscal year 2012 to the end of fiscal year 2014. Performance shares are granted in restricted stock units. They are payable in stock and vest solely upon achievement of certain financial performance targets during this three year period.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

For the year ended 2010, we did not recognize any expense for the 2008 performance share awards as we do not deem the achievement of the predetermined financial performance targets to be probable.
Share-Based Liabilities
As of December 31, 2012 and 2011, we had $3,650 and $2,530 in total share-based liabilities recorded on our Consolidated Balance Sheets, respectively. During the years ended December 31, 2012, 2011 and 2010 we paid out $2,212, $506 and $81 related to 2009, 2008 and 2007 share-based liability awards, respectively.

16.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share for the years ended December 31, were as follows:

	2012	2011	2010
Numerator:
Net Earnings	$41,584	$32,713	$34,803
Denominator:
Basic - Weighted Average Shares Outstanding	18,544,896	18,832,693	18,805,494
Effect of dilutive securities:
Employee stock options	557,120	527,735	526,609
Diluted - Weighted Average Shares Outstanding	19,102,016	19,360,428	19,332,103
Basic Earnings per Share	$2.24	$1.74	$1.85
Diluted Earnings per Share	$2.18	$1.69	$1.80
Options to purchase 233,655, 123,292 and 264,447 shares of Common Stock were outstanding during 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

17.	Segment Reporting
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
The following table presents the Net Sales by operating segment for the years ended December 31:

	2012	2011	2010
Net Sales:
Americas	$491,661	$481,426	$424,462
Europe, Middle East, Africa	166,208	188,338	172,619
Asia Pacific	81,111	84,234	70,586
Total	$738,980	$753,998	$667,667
The following table presents long lived assets by operating segment as of December 31:

	2012	2011	2010
Long-lived assets:
Americas	$99,666	$98,855	$98,258
Europe, Middle East, Africa	30,891	29,390	34,497
Asia Pacific	4,499	5,183	4,312
Total	$135,056	$133,428	$137,067

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
The following table presents revenues for groups of similar products and services for the years ended December 31:

	2012	2011	2010
Net Sales:
Equipment	$435,900	$452,398	$389,137
Parts and consumables	175,782	177,999	160,994
Service and other	106,048	100,650	96,828
Specialty surface coatings	21,250	22,951	20,708
Total	$738,980	$753,998	$667,667

18.	Consolidated Quarterly Data (Unaudited)

	2012
	Q1	Q2	Q3	Q4
Net Sales	$173,712	$199,493	$178,268	$187,507
Gross Profit	$75,319	$88,951	$77,563	$83,463
Net Earnings	$5,324	$13,671	$8,745	$13,844
Basic Earnings per Share	$0.28	$0.74	$0.47	$0.75
Diluted Earnings per Share	$0.28	$0.71	$0.46	$0.73

	2011
	Q1	Q2	Q3	Q4
Net Sales	$172,591	$201,259	$186,990	$193,158
Gross Profit	$71,931	$83,468	$80,253	$83,529
Net Earnings	$5,866	$5,855	$9,728	$11,264
Basic Earnings per Share	$0.31	$0.31	$0.52	$0.60
Diluted Earnings per Share	$0.30	$0.30	$0.50	$0.59
The summation of quarterly data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.
Regular quarterly dividends aggregated $0.69 per share in 2012, or $0.17 per share for the first three quarters of 2012 and $0.18 for the fourth quarter of 2012, and $0.68 per share in 2011, or $0.17 per quarter.

19.	Related Party Transactions
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

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A – Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended December 31, 2012 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (COSO), our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
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
ITEM 9B – Other Information
None.

PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance
The sections entitled “Board of Directors Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement are incorporated herein by reference.
The list below identifies those persons designated as executive officers of the Company, including their age, position with the Company and positions held by them during the past five or more years.
Thomas J. Dybsky, Vice President, Administration
Thomas J. Dybsky (63) joined the Company in September 1998 as Vice President of Human Resources and was named Vice President of Administration in 2004. From June 1995 to September 1998, he was Vice President/Senior Consultant for MDA Consulting.
Andrew J. Eckert, Vice President, The Americas
Andrew J. Eckert (49) joined the Company in 2002 as General Manager, North America. He was promoted to Vice President, North America Sales in 2005, assumed responsibility for North America Sales and Service in 2007 and now serves as Vice President, The Americas. From 2000 to 2002, he was the Senior Vice President of Operations at Storecast Merchandising Company, a national retail merchandising service contractor for the grocery industry. Prior to that, he was Director of Strategic Planning at General Mills and led the automation and cost-reduction efforts for U.S. trade promotional spending. He began his sales career in 1985 at General Mills in Houston, TX, and held a variety of increasing responsibilities including Customer Sales Manager for Fleming Companies and American Stores.
H. Chris Killingstad, President and Chief Executive Officer
H. Chris Killingstad (57) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2002, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2002 he served as Senior Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Haagen-Dazs Asia Pacific. He held the position of International Business Development Manager at PepsiCo Inc., from 1982-1990 and Financial Manager for General Electric, from 1978-1980.
Thomas Paulson, Vice President and Chief Financial Officer
Thomas Paulson (56) joined the Company in March 2006. Prior to joining Tennant, Paulson was Chief Financial Officer and Senior Vice President of Innovex from 2001 to 2006. Prior to joining Innovex, a manufacturer of electronic interconnect solutions, Paulson worked for The Pillsbury Company for over 19 years. Paulson became a Vice President at Pillsbury in 1995 and was the Vice President of Finance for the $4 billion North American Foods Division for over two years before joining Innovex.

Michael W. Schaefer, Vice President, Chief Technical Officer
Mike Schaefer (52) joined the Company in January 2008 as Vice President, Chief Technical Officer. From 2000 to January 2008, he was Vice President of Dispensing Systems, Lean Six Sigma and Quality at Ecolab, Inc., a provider of cleaning, sanitizing, food safety and infection prevention products and services, where he led R&D efforts for their equipment business, continuous improvement and standardization of R&D processes. Prior to that he held various management positions at Alticor Corporation and Kraft General Foods.
Don B. Westman, Vice President, Global Operations
Don B. Westman (59) joined the Company in November 2006 as Vice President, Global Operations. Prior to joining Tennant, he was Vice President of Operations – Pump Division for Pentair, Inc., a provider of products and services for the movement, treatment and storage of water, from 2005 to November 2006. From 2003 to 2005, he was Vice President of Operations – Pentair Water. From 1997 to 2003, Westman was Vice President of Operations for Hoffmans Enclosures, where he began in 1982 as a manufacturing engineering manager.
Heidi M. Wilson, Vice President, General Counsel and Secretary
Heidi M. Wilson (62) joined the Company in 2003 as Assistant General Counsel and Assistant Secretary and was named General Counsel in 2005. She was a partner with General Counsel Ltd. during 2003. From 1995 to 2001, she was Vice President, General Counsel and Secretary at Musicland Group, Inc. From 1993 to 1995, she was Senior Legal Counsel at Medtronic, Inc. Prior to that, she was a partner at Faegre & Benson L.L.P., a Minneapolis law firm, which she joined in 1976.
Richard H. Zay, Vice President, Global Marketing
Richard H. Zay (42) joined the Company in June 2010 as Vice President, Global Marketing. From 2006 to June 2010, he held various positions with Whirlpool Corporation, a manufacturer of major home appliances, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, he held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.
Business Ethics Guide
We have adopted the Tennant Company Business Ethics Guide, as amended by the Board of Directors for 2012, which applies to all of our employees, directors, consultants, agents and anyone else acting on our behalf. The Business Ethics Guide includes particular provisions applicable to our senior financial management, which includes our Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions. A copy of our Business Ethics Guide is available on the Investor Relations page of our website, www.tennantco.com, and a copy will be mailed upon request to Investor Relations, Tennant Company, P.O. Box 1452, Minneapolis, MN 55440-1452. We intend to post on our website any amendment to, or waiver from, a provision of our Business Ethics Guide that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and other persons performing similar functions promptly following the date of such amendment or waiver. In addition, we have also posted copies of our Corporate Governance Principles and the Charters for our Audit, Compensation, Governance and Executive Committees on our website.
ITEM 11 – Executive Compensation
The sections entitled “Director Compensation” and “Executive Compensation Information” in our 2013 Proxy Statement are incorporated herein by reference.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement are incorporated herein by reference.
ITEM 13 – Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Director Independence” and “Related Person Transaction Approval Policy” in our 2013 Proxy Statement are incorporated herein by reference.
ITEM 14 – Principal Accountant Fees and Services
The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in our 2013 Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15 – Exhibits, Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements
Consolidated Financial Statements filed as part of this report are contained in Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

(In thousands)	2012	2011	2010
Allowance for Doubtful Accounts and Returns:
Balance at beginning of year	$4,829	$4,311	$5,077
Charged to costs and expenses	1,427	1,888	1,403
Charged to other accounts (1)	35	(91)	(200)
Deductions (2)	(1,892)	(1,279)	(1,969)
Balance at end of year	$4,399	$4,829	$4,311
Inventory Reserves:
Balance at beginning of year	$4,173	$3,693	$3,997
Charged to costs and expenses	2,178	4,212	3,462
Charged to other accounts (1)	(2)	(102)	(263)
Deductions (3)	(2,625)	(3,630)	(3,503)
Balance at end of year	$3,724	$4,173	$3,693
Valuation Allowance for Deferred Tax Assets:
Balance at beginning of year	$3,229	$9,170	$9,131
Charged to costs and expenses	687	—	—
Charged to other accounts (4)	803	(5,941)	39
Balance at end of year	$4,719	$3,229	$9,170
(1) Primarily includes impact from foreign currency fluctuations.
(2) Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(3) Includes inventory identified as excess, slow moving or obsolete and charged against reserves.
(4) Includes a valuation allowance decreased in 2011 due to results of operations and an intercompany transaction that had no impact on 2011 Net Earnings. Other years were primarily the impact from foreign currency fluctuations.
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
Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 29, 2008.
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3(iii) to the Company’s Form 8-K dated December 14, 2010.
4.1	Rights Agreement, dated as of November 10, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by reference to Exhibit 1 to Form 8-A dated November 14, 2006.
10.1	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
10.2	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2009, as amended*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.3	Form of Amended and Restated Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.4	Schedule of parties to Management and Executive Employment Agreement	Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2011.
10.5	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004.
10.6	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.7	Long-Term Incentive Plan 2008*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2008.
10.8	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.9	Credit Agreement dated as of May 5, 2011	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2011.
10.10	Deferred Stock Unit Agreement (awards in and after 2008)*	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2007.
10.11	Tennant Company 2009 Short-Term Incentive Plan*	Incorporated by reference to Appendix A to the Company's Proxy statement for the 2008 Annual Meeting of Shareholders filed on March 14, 2008.
10.12	Private Shelf Agreement dated as of July 29, 2009	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2009.
10.13	Amendment No. 1 to Private Shelf Agreement dated as of May 5, 2011	Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2011.
10.14	Amendment No. 2 to Private Shelf Agreement dated as of July 24, 2012	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 26, 2012.
10.15	Amended and Restated 2010 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders filed on March 15, 2012.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.

101
The following financial information from Tennant Company’s annual report on Form 10-K for the period ended December 31, 2012, filed with the SEC on February 21, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011, and 2010, and (vi) Notes to the Consolidated Financial Statements.**
Filed herewith electronically.
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

TENNANT COMPANY
By	/s/ H. Chris Killingstad
H. Chris Killingstad President, CEO and Board of Directors
Date	February 21, 2013
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ H. Chris Killingstad	By	/s/ David Mathieson
	H. Chris Killingstad President, CEO and Board of Directors		David Mathieson Board of Directors
Date	February 21, 2013	Date	February 21, 2013

By	/s/ Thomas Paulson	By	/s/ Donal L. Mulligan
	Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		Donal L. Mulligan Board of Directors
Date	February 21, 2013	Date	February 21, 2013

By	/s/ Azita Arvani	By	/s/ Stephen G. Shank
	Azita Arvani Board of Directors		Stephen G. Shank Board of Directors
Date	February 21, 2013	Date	February 21, 2013

By	/s/ William F. Austen	By	/s/ Steven A. Sonnenberg
	William F. Austen Board of Directors		Steven A. Sonnenberg Board of Directors
Date	February 21, 2013	Date	February 21, 2013

By	/s/ Carol S. Eicher	By	/s/ David S. Wichmann
	Carol S. Eicher Board of Directors		David S. Wichmann Board of Directors
Date	February 21, 2013	Date	February 21, 2013

By	/s/ James T. Hale
James T. Hale Board of Directors
Date	February 21, 2013