Form 10-Q
period 2013-03-31
TENNANT CO
filed 2013-04-26
CIK 97134

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of April 15, 2013, there were 18,401,356 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended
(In thousands, except shares and per share data)	March 31
	2013	2012
Net Sales	$168,092	$173,712
Cost of Sales	95,569	98,393
Gross Profit	72,523	75,319
Operating Expense:
Research and Development Expense	7,518	7,270
Selling and Administrative Expense	58,122	59,714
Total Operating Expense	65,640	66,984
Profit from Operations	6,883	8,335
Other Income (Expense):
Interest Income	114	310
Interest Expense	(467)	(712)
Net Foreign Currency Transaction Losses	(324)	(230)
Other Income, Net	6	35
Total Other Expense, Net	(671)	(597)

Profit Before Income Taxes	6,212	7,738
Income Tax Expense	1,153	2,414
Net Earnings	$5,059	$5,324

Earnings per Share:
Basic	$0.28	$0.28
Diluted	$0.27	$0.28

Weighted Average Shares Outstanding:
Basic	18,343,933	18,722,156
Diluted	18,889,317	19,228,272

Cash Dividend Declared per Common Share	$0.18	$0.17

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2013	2012
Net Earnings	$5,059	$5,324
Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation adjustments	(1,412)	2,166
Pension adjustments	256	255
Total Other Comprehensive (Loss) Income, net of tax	(1,156)	2,421
Comprehensive Income	$3,903	$7,745

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except shares and per share data)	2013	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$49,755	$53,940
Restricted Cash	188	187
Accounts Receivable, less Allowances of $4,246 and $4,399, respectively	130,427	138,147
Inventories	64,126	58,136
Prepaid Expenses	13,177	11,309
Deferred Income Taxes, Current Portion	10,294	11,339
Other Current Assets	253	388
Total Current Assets	268,220	273,446
Property, Plant and Equipment	294,884	294,910
Accumulated Depreciation	(210,437)	(208,717)
Property, Plant and Equipment, Net	84,447	86,193
Deferred Income Taxes, Long-Term Portion	10,352	10,989
Goodwill	19,798	19,717
Intangible Assets, Net	19,929	21,393
Other Assets	9,503	9,022
Total Assets	$412,249	$420,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$1,567	$2,042
Accounts Payable	51,580	47,002
Employee Compensation and Benefits	24,999	33,021
Income Taxes Payable	1,019	785
Other Current Liabilities	36,876	38,844
Total Current Liabilities	116,041	121,694
Long-Term Liabilities:
Long-Term Debt	30,200	30,281
Employee-Related Benefits	25,784	25,873
Deferred Income Taxes, Long-Term Portion	3,164	3,325
Other Liabilities	4,577	4,533
Total Long-Term Liabilities	63,725	64,012
Total Liabilities	179,766	185,706
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,430,239 and 18,464,450 shares issued and outstanding, respectively	6,911	6,924
Additional Paid-In Capital	23,928	22,398
Retained Earnings	233,134	236,065
Accumulated Other Comprehensive Loss	(31,490)	(30,333)
Total Shareholders’ Equity	232,483	235,054
Total Liabilities and Shareholders’ Equity	$412,249	$420,760

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2013	2012
OPERATING ACTIVITIES
Net Earnings	$5,059	$5,324
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	4,492	4,464
Amortization	644	776
Deferred Income Taxes	1,537	(998)
Share-Based Compensation Expense	1,707	1,690
Allowance for Doubtful Accounts and Returns	313	286
Other, Net	5	(25)
Changes in Operating Assets and Liabilities:
Accounts Receivable	5,939	5,107
Inventories	(7,097)	(2,851)
Accounts Payable	5,816	(1,176)
Employee Compensation and Benefits	(8,736)	(10,310)
Other Current Liabilities	(469)	(3,056)
Income Taxes	(1,847)	3,477
U.S. Pension Plan Contributions	—	(846)
Other Assets and Liabilities	(100)	(4,792)
Net Cash Provided by (Used for) Operating Activities	7,263	(2,930)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(4,017)	(4,219)
Proceeds from Disposals of Property, Plant and Equipment	39	138
Proceeds from Sale of Business	699	—
Net Cash Used for Investing Activities	(3,279)	(4,081)
FINANCING ACTIVITIES
Payment of Long-Term Debt	(428)	(967)
Purchases of Common Stock	(7,515)	(4,109)
Proceeds from Issuance of Common Stock	2,795	1,624
Tax Benefit on Stock Plans	708	612
Dividends Paid	(3,314)	(3,203)
Net Cash Used for Financing Activities	(7,754)	(6,043)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(415)	252
Net Decrease in Cash and Cash Equivalents	(4,185)	(12,802)
Cash and Cash Equivalents at Beginning of Period	53,940	52,339
Cash and Cash Equivalents at End of Period	$49,755	$39,537

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$940	$1,180
Cash Paid for Interest	$424	$675

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
These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our annual report on Form 10-K for the year ended December 31, 2012. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Pronouncements
Offsetting Assets and Liabilities Disclosures
In December 2011, the FASB issued updated accounting guidance on disclosures about offsetting assets and liabilities. This update adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The new disclosures are required for interim and annual reporting periods beginning on or after January 1, 2013. This guidance did not have a material impact on our results of operations or financial position.
Testing Intangibles for Impairment
In July 2012, the FASB issued updated accounting guidance on the periodic testing of indefinite-lived intangible assets for impairment. This updated accounting guidance permits us to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we determine through this qualitative analysis that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, it is not necessary to calculate annually the fair value of an indefinite-lived intangible asset. This guidance is effective for fiscal periods beginning after September 15, 2012; however, early adoption is permitted. This guidance did not have an impact on our results of operations or financial position as we do not currently hold any indefinite-lived intangible assets.
Comprehensive Income
In February 2013, the FASB issued new disclosure requirements for items reclassified out of accumulated other comprehensive income. The requirements do not change the existing accounting and reporting for net income or other comprehensive income. The requirements are effective for annual reporting periods beginning after December 15, 2012. The requirements did not impact our results of operations or financial position.

3.	Management Actions
2012 Action - During the third quarter of 2012, we implemented a restructuring action. A pre-tax charge of $760 was recognized in the third quarter as a result of this action. The pre-tax charge consisted primarily of severance and outplacement services and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2012 restructuring action	$760
Cash payments	(414)
Foreign currency adjustments	27
December 31, 2012 balance	$373
2013 utilization:
Cash payments	(297)
Foreign currency adjustments	(5)
March 31, 2013 balance	$71
2013 Action - During the first quarter of 2013, we implemented a restructuring action. A pre-tax charge of $1,440 was recognized in the first quarter as a result of this action. The pre-tax charge consisted primarily of severance and outplacement services and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2013 restructuring action	$1,440
Cash payments	(534)
March 31, 2013 balance	$906

4.	Acquisitions and Divestitures
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

Divestitures
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014 as of the date of sale, in cash and financed the remaining purchase price of €6,166. A total of €2,126 will be received in equal quarterly payments during 2013, of which €1,594 or $2,042 remains as of March 31, 2013, and the remaining €3,225, or $4,132 as of March 31, 2013, will be received in equal installments on the first, second and third anniversary dates of the divestiture. As a result of this divestiture, we recorded a pre-tax gain of $784 during the third quarter of 2012 in our Profit from Operations in the Condensed Consolidated Statements of Earnings. The first quarterly payment of €532 or $699 was received in March, 2013.
M&F is now a master distributor of Tennant products in the Central Eastern Europe, Middle East and Africa markets. In addition, as further discussed in Note 16, M&F is a related party of ours. We have identified M&F as a variable interest entity (“VIE”) and have performed a qualitative assessment that considered M&F's purpose and design, our involvement and the risks and benefits and determined that we are not the primary beneficiary of this VIE. The only financing we have provided to M&F was related to the SPA as noted above and there are no arrangements that would require us to provide significant financial support in the future.
The assets and liabilities transferred under the SPA on the date of sale were as follows:

Accounts Receivable	$4,398
Inventory	4,271
Other Current Assets	87
Current Assets	8,756
Property, Plant and Equipment, net	170
Total Assets Divested	8,926
Current Liabilities	1,121
Total Liabilities Divested	1,121
Net Assets Divested	$7,805

5.	Inventories
Inventories are valued at the lower of cost or market. Inventories at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Inventories carried at LIFO:
Finished goods	$35,678	$33,546
Raw materials, production parts and work-in-process	13,994	14,291
LIFO reserve	(27,608)	(27,608)
Total LIFO inventories	22,064	20,229
Inventories carried at FIFO:
Finished goods	30,133	25,623
Raw materials, production parts and work-in-process	11,929	12,284
Total FIFO inventories	42,062	37,907
Total inventories	$64,126	$58,136
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the three months ended March 31, 2013 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2012	$68,585	$(48,868)	$19,717
Foreign currency fluctuations	(2,863)	2,944	81
Balance as of March 31, 2013	$65,722	$(45,924)	$19,798
The balances of acquired Intangible Assets, excluding Goodwill, as of March 31, 2013 and December 31, 2012 were as follows:

	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of March 31, 2013
Original cost	$22,771	$4,538	$7,097	$34,406
Accumulated amortization	(10,032)	(1,608)	(2,837)	(14,477)
Carrying value	$12,739	$2,930	$4,260	$19,929
Weighted-average original life (in years)	15	14	13
Balance as of December 31, 2012
Original cost	$23,817	$4,657	$7,197	$35,671
Accumulated amortization	(9,907)	(1,565)	(2,806)	(14,278)
Carrying value	$13,910	$3,092	$4,391	$21,393
Weighted-average original life (in years)	15	14	13
Amortization expense on Intangible Assets for the three months ended March 31, 2013 and 2012 was $644 and $776, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2013	$1,536
2014	2,033
2015	2,003
2016	2,003
2017	1,838
Thereafter	10,516
Total	$19,929

7.	Debt
Debt outstanding is summarized as follows:

	March 31, 2013	December 31, 2012
Long-Term Debt:
Bank borrowings	$19	$22
Credit facility borrowings	30,000	30,000
Notes payable	750	750
Collateralized borrowings	15	39
Capital lease obligations	983	1,512
Total Long-Term Debt	31,767	32,323
Less: Current Portion	(1,567)	(2,042)
Long-Term Portion	$30,200	$30,281
As of March 31, 2013, we had committed lines of credit totaling $125,000 and uncommitted lines of credit totaling $87,562. There was $10,000 in outstanding borrowings under our JPMorgan facility and $20,000 in outstanding borrowings under our Prudential facility as of March 31, 2013. In addition, we had stand alone letters of credit of $2,014 outstanding and bank guarantees in the amount of $414. Commitment fees on unused lines of credit for the three months ended March 31, 2013 were $78.
Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2013, our indebtedness to EBITDA ratio was 0.42 to 1 and our EBITDA to interest expense ratio was 36.41 to 1.
Credit Facilities
JPMorgan Chase Bank, National Association
On April 25, 2013, we entered into Amendment No. 1 to our 2011 Credit Agreement which amends the Credit Agreement, dated as of May 5, 2011, with JPMorgan Chase Bank, N. A. (“JPMorgan”), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto (the “2011 Credit Agreement”). The 2011 Credit Agreement provides us and certain of our foreign subsidiaries access to a senior unsecured credit facility until May 5, 2016, in the amount of $125,000, with an option to expand by up to $62,500 to a total of $187,500. Borrowings may be denominated in U.S. Dollars or certain other currencies. The 2011 Credit Agreement contains a $100,000 sublimit on borrowings by foreign subsidiaries.
Under the original terms of the 2011 Credit Agreement, the fee for committed funds ranges from an annual rate of 0.25% to 0.40%, depending on our leverage ratio. Borrowings under the 2011 Credit Agreement bear interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.0%, plus, in any such case, an additional spread of 0.50% to 1.10%, depending on our leverage ratio.
Effective April 25, 2013, Amendment No. 1 to the 2011 Credit Agreement principally provides the following changes to the Credit Agreement:

•	extends the maturity date of the 2011 Credit Agreement to March 1, 2018;

•	changes the fees for committed funds under the 2011 Credit Agreement to an annual rate ranging from 0.20% to 0.35%, depending on our leverage ratio;

•
changes the rate at which borrowings bear interest to a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.0%, plus, in any such case, an additional spread of 0.30% to 0.90%, depending on our leverage ratio; and

•	changes related to new or recently revised financial regulations.
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

As of March 31, 2013, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10,000 in outstanding borrowings under this facility at March 31, 2013, with a weighted average interest rate of 1.71%.
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
As of March 31, 2013, there was $20,000 in outstanding borrowings under this facility, consisting of the $10,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018 and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants under the Shelf Agreement as of March 31, 2013.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A., in the amount of 2,000 Euros or approximately $2,562. There was no balance outstanding on this facility as of March 31, 2013.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. There was no balance outstanding on this facility as of March 31, 2013.
Notes Payable
On May 31, 2011, we incurred $1,500 in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, of which $750 remains outstanding as of March 31, 2013.

8.	Warranty
We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty terms on machines generally range from one to four years.
The changes in warranty reserves for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31
	2013	2012
Beginning balance	$9,357	$8,759
Additions charged to expense	2,300	2,927
Foreign currency fluctuations	(81)	53
Claims paid	(2,455)	(2,929)
Ending balance	$9,121	$8,810

9.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at March 31, 2013 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$253	$—	$253	$—
Total Assets	$253	$—	$253	$—
Liabilities:
Foreign currency forward exchange contracts	$214	$—	$214	$—
Total Liabilities	$214	$—	$214	$—
Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.
We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense), Net under Net Foreign Currency Transaction (Losses) Gains within the Condensed Consolidated Statements of Earnings. As of March 31, 2013, the fair value of such contracts outstanding was an asset of $253 and a liability of $214. As of March 31, 2012, the fair value of such contracts outstanding was an asset of $115 and a liability of $420. We recognized a net gain of $1,050 and a net gain of $645 on these contracts during the first three months of 2013 and 2012, respectively. At March 31, 2013 and 2012, the notional amounts of foreign currency forward exchange contracts outstanding were $37,299 and $41,247, respectively.
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
Our defined benefit pension plans and postretirement medical plan are described in Note 11 of the 2012 annual report on Form 10-K. We have contributed $69 and $146 during the first quarter of 2013 to our pension plans and to our postretirement medical plan, respectively.
The components of the net periodic benefit cost for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$216	$165	$33	$33	$38	$35
Interest cost	568	478	122	130	112	140
Expected return on plan assets	(910)	(571)	(116)	(117)	—	—
Amortization of net actuarial loss (gain)	23	286	—	—	(26)	17
Amortization of prior service cost	549	97	81	38	50	(145)
Foreign currency	—	—	42	(22)	—	—
Net periodic cost	$446	$455	$162	$62	$174	$47

11.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of March 31, 2013, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $11,673, of which we have guaranteed $7,558. As of March 31, 2013, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $400 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the first quarter of 2013, we renewed our lease for our Louisville facility. This lease is a five year lease with a total commitment of $4,710.
During the second quarter of 2012, we entered into a three year agreement with a supplier, commencing January 1, 2013, with a total commitment of $2,102 of which $1,883 is still outstanding as of March 31, 2013.

12.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2011 and with limited exceptions, state and foreign income tax examinations for taxable years before 2007.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $3,496 for unrecognized tax benefits as of March 31, 2013 was approximately $445 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2013 was $3,272. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
Unrecognized tax benefits were reduced by $63 during the first three months of 2013 for expiration of the statute of limitations in various jurisdictions.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2007 to 2010 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

13.	Share-Based Compensation
Our share-based compensation plans are described in Note 15 of the 2012 annual report on Form 10-K. During the three months ended March 31, 2013 and 2012 we recognized total Share-Based Compensation Expense of $1,707 and $1,690, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements during the three months ended March 31, 2013 and 2012 was $708 and $612, respectively.
During the first three months of 2013 we granted 17,504 restricted shares. The weighted average grant date fair value of each share awarded was $47.02. Restricted share awards generally have a 3 year vesting period from the effective date of the grant. The total fair value of shares vested during the three months ended March 31, 2013 and 2012 was $503 and $293, respectively.

14.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended
	March 31
	2013	2012
Numerator:
Net Earnings	$5,059	$5,324
Denominator:
Basic - Weighted Average Shares Outstanding	18,343,933	18,722,156
Effect of dilutive securities:
Share-based compensation plans	545,384	506,116
Diluted - Weighted Average Shares Outstanding	18,889,317	19,228,272
Basic Earnings per Share	$0.28	$0.28
Diluted Earnings per Share	$0.27	$0.28

Excluded from the dilutive securities shown above were options to purchase 212,968 and 177,414 shares of Common Stock during the three months ended March 31, 2013 and 2012, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

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
Net Sales attributed to each geographic area for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31
	2013	2012
Americas	$113,247	$111,413
Europe, Middle East, Africa	39,191	43,804
Asia Pacific	15,654	18,495
Total	$168,092	$173,712

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

16.	Related Party Transactions
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
On April 25, 2013, we entered into Amendment No. 1 to the 2011 Credit Agreement as further discussed in Note 7.

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
Net Earnings for the first quarter of 2013 were $5.1 million, or $0.27 per diluted share, as compared to Net Earnings of $5.3 million, or $0.28 per diluted share, in the first quarter of 2012. Net Earnings during the first quarter of 2013 were adversely impacted by lower Net Sales somewhat offset by decreased Selling and Administrative (“S&A”) Expense due to continued tight cost controls and improved operating efficiencies.  Included in the lower S&A Expense in the first quarter of 2013 was a restructuring charge of $1.4 million, or 90 basis points as a percent of sales.  Also included in the first quarter of 2013 was a tax benefit of $0.6 million related to the 2012 R&D tax credit which was retrospectively enacted in January of 2013.
Net Earnings for the first quarter of 2012 were $5.3 million, or $0.28 per diluted share, as compared to Net Earnings of $5.9 million, or $0.30 per diluted share, in the first quarter of 2011.  Net Earnings during the first quarter of 2012 benefited from higher Gross Profit which was nearly offset by higher S&A Expense than usual in the quarter and investments in process improvement projects and Research and Development Expense.  Net Earnings for the first quarter of 2012 were also impacted by $0.2 million of net foreign currency transaction losses, versus $0.5 million of net foreign currency translation gains in the prior year quarter, due to volatility of foreign exchange rates.
Historical Results
The following table compares the historical results of operations for the three months ended March 31, 2013 and 2012, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended
	March 31
	2013	%	2012	%
Net Sales	$168,092	100.0	$173,712	100.0
Cost of Sales	95,569	56.9	98,393	56.6
Gross Profit	72,523	43.1	75,319	43.4
Operating Expense:
Research and Development Expense	7,518	4.5	7,270	4.2
Selling and Administrative Expense	58,122	34.6	59,714	34.4
Total Operating Expense	65,640	39.1	66,984	38.6
Profit from Operations	6,883	4.1	8,335	4.8
Other Income (Expense):
Interest Income	114	0.1	310	0.2
Interest Expense	(467)	(0.3)	(712)	(0.4)
Net Foreign Currency Transaction Losses	(324)	(0.2)	(230)	(0.1)
Other Income, Net	6	—	35	—
Total Other Expense, Net	(671)	(0.4)	(597)	(0.3)
Profit Before Income Taxes	6,212	3.7	7,738	4.5
Income Tax Expense	1,153	0.7	2,414	1.4
Net Earnings	$5,059	3.0	$5,324	3.1
Earnings per Diluted Share	$0.27		$0.28

Net Sales
Consolidated Net Sales for the first quarter of 2013 totaled $168.1 million, a 3.2% decrease as compared to consolidated Net Sales of $173.7 million in the first quarter of 2012.
The components of the consolidated Net Sales change for the three months ended March 31, 2013 as compared to the same period in 2012 were as follows:

2013 v. 2012
Three Months Ended
March 31
Organic (Decline) Growth:
Volume	(3.2%)
Price	1.0%
Organic (Decline) Growth	(2.2%)
Foreign Currency	(1.0%)
Total	(3.2%)

The 3.2% decrease in consolidated Net Sales in the first quarter of 2013 as compared to the same period in 2012 was driven by:

•
an organic sales decrease of approximately 2.2%, excluding the effects of foreign currency exchange (and acquisitions when applicable), primarily due to an approximate 3.2% volume decrease primarily in sales of city cleaning equipment partially offset by a 1.0% price increase; and

•	an unfavorable direct foreign currency exchange impact of approximately 1.0%.
The following table sets forth the Net Sales by geographic area for the three months ended March 31, 2013 and 2012 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended
	March 31
	2013	2012	%
Americas	$113,247	$111,413	1.6
Europe, Middle East and Africa	39,191	43,804	(10.5)
Asia Pacific	15,654	18,495	(15.4)
Total	$168,092	$173,712	(3.2)
Americas
Net Sales in the Americas were $113.2 million for the first quarter of 2013, an increase of 1.6% from the first quarter of 2012. Organic sales in the first quarter of 2013 were favorably impacted by broad-based growth in Latin America and also sales of industrial equipment in North America, including scrubbers equipped with ec-H2O™ technology. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 1.0% during the first quarter of 2013. Organic sales increased approximately 2.6% in the first quarter of 2013.
Europe, Middle East and Africa
In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales of $39.2 million decreased 10.5% for the first quarter of 2013 compared to the first quarter of 2012. Organic sales declined approximately 10.5% during the first quarter of 2013, and there was minimal foreign currency exchange impact. EMEA organic sales in the first quarter of 2013 were unfavorably impacted by decreases in sales of city cleaning equipment due primarily to tight municipal spending in Europe.
Asia Pacific
Net Sales in the Asia Pacific market for the first quarter of 2013 totaled $15.7 million, a decrease of 15.4% from the first quarter of 2012. Organic sales in the first quarter of 2013 decreased approximately 12.4% with lower sales in most markets due to softer economies and also a larger city cleaning equipment sale in China in the first quarter of 2012 that did not occur again in the first quarter of 2013. Direct foreign currency translation exchange effects unfavorably impacted sales by approximately 3.0% in the first quarter of 2013.

Gross Profit
Gross margin was 43.1% for the first quarter of 2013, as compared with 43.4% for the same period in 2012. Gross margin decreased by 30 basis points in the first quarter of 2013, primarily driven by lower sales volume and mix of products sold.
Operating Expense
Research & Development Expense
Research and Development (“R&D”) Expense in the first quarter of 2013 was up 3.4% to $7.5 million as compared with $7.3 million in the first quarter of 2012. R&D Expense as a percentage of Net Sales was 4.5% for the first quarter of 2013, an increase as compared to 4.2% of Net Sales for R&D Expense in the first quarter of 2012, primarily from continued investment in developing innovative new products for our traditional core business, as well as our Orbio business.
Selling & Administrative Expense
S&A Expense in the first quarter of 2013 was $58.1 million as compared to $59.7 million in the first quarter of 2012. The decrease in S&A Expense was primarily attributable to continued tight cost controls. S&A Expense as a percentage of Net Sales was 34.6% for the first quarter of 2013, up 20 basis points from 34.4% in the comparable 2012 quarter. Included in the lower S&A expense in the first quarter of 2013 was a restructuring charge of $1.4 million, or 90 basis points as a percent of sales.
Other Income (Expense), Net
Interest Income
There was a $0.2 million decrease in Interest Income in the first quarter of 2013 as compared to the same period in 2012. The decrease between 2013 and 2012 is due to lower interest rates on cash and cash equivalents.
Interest Expense
There was $0.2 million decrease in Interest Expense in the first quarter of 2013 as compared to the same period in 2012. The decrease in Interest Expense between periods was primarily due to a lower interest rate on a lower level of borrowings in the current period as compared to the same period in 2012.
Net Foreign Currency Transaction Losses
Net Foreign Currency Transaction Losses in the first quarter of 2013 were $0.3 million as compared to Net Foreign Currency Transaction Losses of $0.2 million in the same period in the prior year. The unfavorable change in the impact from foreign currency transactions in the first quarter of 2013 was due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.
Other Income, Net
There was no significant change in Other Income, Net in the first quarter of 2013 as compared to the same period in 2012.
Income Taxes
The effective tax rate in the first quarter of 2013 was 18.6% compared to the effective rate in the first quarter of the prior year of 31.2%. The tax expense for the first quarter of 2013 included a $0.4 million tax benefit associated with a $1.4 million one-time expense related to a European restructuring reserve. The tax expense for the first quarter of 2013 also included a discrete tax benefit of $0.6 million for the enactment of the Federal R&D credit retroactively impacting the tax year ended December 31, 2012. Excluding these benefits, the 2013 first quarter overall effective tax rate would have been 28.1%.
The decrease in the first quarter effective tax rate, excluding these special items, was primarily related to the mix in expected full year taxable earnings by country and more favorable discrete tax items in the first quarter of 2013.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.

Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $49.8 million at March 31, 2013, as compared to $53.9 million as of December 31, 2012. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.3 as of March 31, 2013 and 2.2 as of December 31, 2012, based on working capital of $152.2 million and $151.8 million, respectively. Our debt-to-capital ratio was 12.0% and 12.1% at March 31, 2013 and December 31, 2012, respectively.
Cash Flow Summary
Cash provided by (used for) our operating, investing and financing activities is summarized as follows (in thousands):

	Three Months Ended
	March 31
	2013	2012
Operating Activities	$7,263	$(2,930)
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(3,978)	(4,081)
Proceeds from Sale of Business	699	—
Financing Activities	(7,754)	(6,043)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(415)	252
Net Decrease in Cash and Cash Equivalents	$(4,185)	$(12,802)
Operating Activities
Operating activities provided $7.3 million of cash for the three months ended March 31, 2013. Cash provided by operating activities was driven primarily from Net Earnings of $5.1 million, decreases in Accounts Receivable of $5.9 million and increases in Accounts Payable of $5.8 million partially offset by the payment of Employee Compensation and Benefits liabilities and higher Inventories.
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

	March 31, 2013	December 31, 2012	March 31, 2012
DSO	65	60	61
DIOH	90	78	93
As of March 31, 2013, DSO increased 4 days and increased 5 days as compared to March 31, 2012 and December 31, 2012, respectively. The increase is primarily due to the variety of terms offered and mix of business having a larger unfavorable impact than the favorable trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
As of March 31, 2013, DIOH decreased 3 days as compared to March 31, 2012 as a result of lower levels of inventory primarily due to progress from inventory reduction initiatives; and increased 12 days as compared to December 31, 2012, primarily due to lower sales in the 2013 first quarter compared to the 2012 fourth quarter and also due to increased levels of inventory in preparation for the launches of many new products in 2013.

Investing Activities
Investing activities during the three months ended March 31, 2013 used $3.3 million in cash. Net capital expenditures used $4.0 million. This was partially offset by proceeds from sale of business which provided $0.7 million. Capital expenditures included investments in tooling related to new product development and manufacturing and also information technology process improvement projects.
Investing activities during the three months ended March 31, 2012 used $4.1 million in cash. Net capital expenditures used $4.1 million. Capital expenditures included investments in tooling related to new product development and manufacturing and also information technology and infrastructure upgrades.
Financing Activities
Net cash used by financing activities was $7.8 million during the first three months of 2013. The purchases of our Common Stock per our authorized repurchase program used $7.5 million, dividend payments used $3.3 million and the payment of Long-Term Debt used $0.4 million, partially offset by proceeds from the issuance of Common Stock of $2.8 million and the tax benefit on stock plans of $0.7 million.
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
Indebtedness
As of March 31, 2013, we had committed lines of credit totaling $125.0 million and uncommitted lines of credit totaling $87.6 million. There was $10.0 million in outstanding borrowings under our JPMorgan facility and $20.0 million in outstanding borrowings under our Prudential facility as of March 31, 2013. In addition, we had stand alone letters of credit of $2.0 million outstanding and bank guarantees in the amount of $0.4 million. Commitment fees on unused lines of credit for the three months ended March 31, 2013 were $0.1 million.
Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2013, our indebtedness to EBITDA ratio was 0.42 to 1 and our EBITDA to interest expense ratio was 36.41 to 1.
Credit Facilities
JPMorgan Chase Bank, National Association
On April 25, 2013, we entered into Amendment No. 1 to our 2011 Credit Agreement which amends the Credit Agreement, dated as of May 5, 2011, with JPMorgan Chase Bank, N. A. (“JPMorgan”), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto (the “2011 Credit Agreement”). The 2011 Credit Agreement provides us and certain of our foreign subsidiaries access to a senior unsecured credit facility until May 5, 2016, in the amount of $125.0 million, with an option to expand by up to $62.5 million to a total of $187.5 million. Borrowings may be denominated in U.S. Dollars or certain other currencies. The 2011 Credit Agreement contains a $100.0 million sublimit on borrowings by foreign subsidiaries.
Under the original terms of the 2011 Credit Agreement, the fee for committed funds ranges from an annual rate of 0.25% to 0.40%, depending on our leverage ratio. Borrowings under the 2011 Credit Agreement bear interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.0%, plus, in any such case, an additional spread of 0.50% to 1.10%, depending on our leverage ratio.
Effective April 25, 2013, Amendment No. 1 to the 2011 Credit Agreement principally provides the following changes to the Credit Agreement:

•	extends the maturity date of the 2011 Credit Agreement to March 1, 2018;

•	changes the fees for committed funds under the 2011 Credit Agreement to an annual rate ranging from 0.20% to 0.35%, depending on our leverage ratio;

•
changes the rate at which borrowings bear interest to a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.0%, plus, in any such case, an additional spread of 0.30% to 0.90%, depending on our leverage ratio; and

•	changes related to new or recently revised financial regulations.
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

As of March 31, 2013, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10.0 million in outstanding borrowings under this facility at March 31, 2013, with a weighted average interest rate of 1.71%.
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
As of March 31, 2013, there was $20.0 million in outstanding borrowings under this facility, consisting of the $10.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from January 1, 2014 to January 1, 2018 and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from January 1, 2015 to January 1, 2021. We were in compliance with all covenants under the Shelf Agreement as of March 31, 2013.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A., in the amount of 2.0 million Euros or approximately $2.6 million. There was no balance outstanding on this facility as of March 31, 2013.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012 we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. There was no balance outstanding on this facility as of March 31, 2013.

Notes Payable
On May 31, 2011, we incurred $1.5 million in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, of which $0.8 million remains outstanding as of March 31, 2013.
Contractual Obligations
Except as noted above and the renewal of our Louisville facility lease as discussed in Note 11, there have been no material changes with respect to contractual obligations as disclosed in our 2012 annual report on Form 10-K.
Cautionary Statement Relevant to Forward-Looking Information
This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: geopolitical and economic uncertainty throughout the world; the competition in our business; our ability to effectively manage organizational changes; our ability to comply with laws and regulations; our ability to attract and retain key personnel; our ability to develop and fund new innovative products and services; unforeseen product liability claims or product quality issues; our ability to successfully upgrade and evolve the capabilities of our computer systems; our ability to effectively maintain and manage the data in our computer systems; the occurrence of a significant business interruption; the relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally; our ability to acquire, retain and protect intellectual property rights; and fluctuations in the cost or availability of raw materials and purchased components. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Information about factors that could materially affect our results can be found in Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A of this Form 10-Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.
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
There have been no material changes in our market risk since December 31, 2012. For additional information, refer to Item 7A of our 2012 annual report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended March 31, 2013 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2012. There have been no material changes to our risk factors since the filing of that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On April 25, 2012, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. This was in addition to the 618,050 shares remaining under our current repurchase program at that time. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our stock-based compensation programs. Our credit agreements and Shelf Agreement restrict the payment of dividends or repurchasing of stock if, after giving effect to such payments, our leverage ratio is greater than 2.00 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year.

For the Quarter Ended March 31, 2013	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2013	89	$43.95	—	1,098,230
February 1 - 28, 2013	106,602	46.06	99,444	998,786
March 1 - 31, 2013	92,785	47.89	92,785	906,001
Total	199,476	$47.03	192,229	906,001
(1) Includes 7,247 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

Item 6.	Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3(iii) to the Company’s Form 8-K dated December 14, 2010.
10.1	Tennant Company Amended and Restated 2010 Stock Incentive Plan, as Amended*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.2	Tennant Company 2014 Short-Term Incentive Plan*	Incorporated by reference to Appendix B to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.3	Amendment No. 1 to Credit Agreement dated April 25, 2013	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2013.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2013 and 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to the Condensed Consolidated Financial Statements.**
Filed herewith electronically.
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

TENNANT COMPANY

Date:	April 26, 2013	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	April 26, 2013	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)