Form 10-Q
period 2013-06-30
TENNANT CO
filed 2013-07-30
CIK 97134

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of July 15, 2013, there were 18,403,114 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except shares and per share data)	June 30		June 30
	2013	2012	2013	2012
Net Sales	$200,238	$199,493	$368,330	$373,205
Cost of Sales	112,497	110,542	208,066	208,935
Gross Profit	87,741	88,951	160,264	164,270
Operating Expense:
Research and Development Expense	7,821	6,935	15,339	14,205
Selling and Administrative Expense	58,298	60,419	116,420	120,133
Total Operating Expense	66,119	67,354	131,759	134,338
Profit from Operations	21,622	21,597	28,505	29,932
Other Income (Expense):
Interest Income	114	330	228	642
Interest Expense	(411)	(669)	(878)	(1,381)
Net Foreign Currency Transaction Losses	(419)	(880)	(743)	(1,111)
Other (Expense) Income, Net	(87)	41	(81)	76
Total Other Expense, Net	(803)	(1,178)	(1,474)	(1,774)

Profit Before Income Taxes	20,819	20,419	27,031	28,158
Income Tax Expense	6,565	6,748	7,718	9,163
Net Earnings	$14,254	$13,671	$19,313	$18,995

Earnings per Share:
Basic	$0.78	$0.74	$1.06	$1.02
Diluted	$0.76	$0.71	$1.03	$0.99

Weighted Average Shares Outstanding:
Basic	18,253,326	18,594,207	18,298,379	18,658,182
Diluted	18,787,880	19,203,563	18,835,542	19,262,469

Cash Dividend Declared per Common Share	$0.18	$0.17	$0.36	$0.34

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30		June 30
	2013	2012	2013	2012
Net Earnings	$14,254	$13,671	$19,313	$18,995
Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation adjustments	(2,512)	(4,023)	(3,924)	(1,857)
Pension adjustments	658	249	914	504
Total Other Comprehensive Loss, net of tax	(1,854)	(3,774)	(3,010)	(1,353)
Comprehensive Income	$12,400	$9,897	$16,303	$17,642

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except shares and per share data)	2013	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$48,576	$53,940
Restricted Cash	394	187
Accounts Receivable, less Allowances of $4,301 and $4,399, respectively	146,789	138,147
Inventories	62,699	58,136
Prepaid Expenses	10,875	11,309
Deferred Income Taxes, Current Portion	9,619	11,339
Other Current Assets	2,431	388
Total Current Assets	281,383	273,446
Property, Plant and Equipment	299,284	294,910
Accumulated Depreciation	(215,038)	(208,717)
Property, Plant and Equipment, Net	84,246	86,193
Deferred Income Taxes, Long-Term Portion	10,428	10,989
Goodwill	19,263	19,717
Intangible Assets, Net	19,245	21,393
Other Assets	8,389	9,022
Total Assets	$422,954	$420,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$4,013	$2,042
Accounts Payable	52,763	47,002
Employee Compensation and Benefits	24,496	33,021
Income Taxes Payable	963	785
Other Current Liabilities	39,156	38,844
Total Current Liabilities	121,391	121,694
Long-Term Liabilities:
Long-Term Debt	28,169	30,281
Employee-Related Benefits	25,168	25,873
Deferred Income Taxes, Long-Term Portion	3,070	3,325
Other Liabilities	4,643	4,533
Total Long-Term Liabilities	61,050	64,012
Total Liabilities	182,441	185,706
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,396,275 and 18,464,450 shares issued and outstanding, respectively	6,899	6,924
Additional Paid-In Capital	25,892	22,398
Retained Earnings	241,065	236,065
Accumulated Other Comprehensive Loss	(33,343)	(30,333)
Total Shareholders’ Equity	240,513	235,054
Total Liabilities and Shareholders’ Equity	$422,954	$420,760

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In thousands)	June 30
	2013	2012
OPERATING ACTIVITIES
Net Earnings	$19,313	$18,995
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	8,858	8,937
Amortization	1,281	1,432
Deferred Income Taxes	1,898	(1,271)
Share-Based Compensation Expense	3,439	3,911
Allowance for Doubtful Accounts and Returns	703	1,148
Other, Net	1	19
Changes in Operating Assets and Liabilities:
Accounts Receivable	(11,514)	(7,538)
Inventories	(7,536)	(7,278)
Accounts Payable	6,145	3,978
Employee Compensation and Benefits	(8,875)	(8,438)
Other Current Liabilities	1,825	(1,714)
Income Taxes	1,752	855
U.S. Pension Plan Contributions	—	(846)
Other Assets and Liabilities	(2,066)	353
Net Cash Provided by Operating Activities	15,224	12,543
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(7,192)	(7,482)
Proceeds from Disposals of Property, Plant and Equipment	60	534
Acquisition of Business, Net of Cash Acquired	(750)	(750)
Proceeds from Sale of Business	699	—
(Increase) Decrease in Restricted Cash	(228)	1,691
Net Cash Used for Investing Activities	(7,411)	(6,007)
FINANCING ACTIVITIES
Short-Term Borrowings	1,500	—
Payment of Long-Term Debt	(733)	(1,764)
Purchases of Common Stock	(12,141)	(15,281)
Proceeds from Issuance of Common Stock	3,812	1,952
Excess Tax Benefit on Stock Plans	1,506	1,076
Dividends Paid	(6,611)	(6,358)
Net Cash Used for Financing Activities	(12,667)	(20,375)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(510)	(68)
Net Decrease in Cash and Cash Equivalents	(5,364)	(13,907)
Cash and Cash Equivalents at Beginning of Period	53,940	52,339
Cash and Cash Equivalents at End of Period	$48,576	$38,432

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$2,834	$5,394
Cash Paid for Interest	$808	$1,314
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$1,164	$698
Capital Expenditures in Accounts Payable	$1,383	$1,082

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
Offsetting Assets and Liabilities Disclosures
In December 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance on disclosures about offsetting assets and liabilities. This update adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The new disclosures were required for interim and annual reporting periods beginning on or after January 1, 2013. This guidance did not have a material impact on our results of operations or financial position.
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
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2012 restructuring action	$760
Cash payments	(414)
Foreign currency adjustments	27
December 31, 2012 balance	$373
2013 utilization:
Cash payments	(310)
Foreign currency adjustments	(4)
June 30, 2013 balance	$59
2013 Action - During the first quarter of 2013, we implemented a restructuring action. A pre-tax charge of $1,440 was recognized in the first quarter as a result of this action. The pre-tax charge consisted primarily of severance and outplacement services and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2013 restructuring action	$1,440
Cash payments	(783)
Foreign currency adjustments	15
June 30, 2013 balance	$672

4.	Acquisitions and Divestitures
Acquisitions
On May 31, 2011, we acquired Water Star, Inc. (“Water Star”), a Newbury, Ohio firm specializing in electrochemistry for $4,456. The total purchase price of $4,456 was comprised of $2,956 paid at closing and two $750 installment payments which were paid in cash on the first and second anniversary dates of the acquisition. The first installment payment was made on May 31, 2012 and the second and final installment payment was made on May 31, 2013. These installment payments were not contingent on any future services or other financial targets. This acquisition is consistent with our strategy to expand our intellectual property in support of our long-term vision to deliver sustainable, breakthrough innovations.
The components of the purchase price of the business combination described above have been allocated as follows:

Current Assets	$426
Property, Plant and Equipment, Net	167
Identified Intangible Asset	3,800
Goodwill	472
Total Assets Acquired	4,865
Current Liabilities	409
Total Liabilities Assumed	409
Net Assets Acquired	$4,456

Divestitures
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH, and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014 as of the date of sale, in cash and financed the remaining purchase price of €6,166. A total of €2,126 will be received in equal quarterly payments during 2013, of which €1,594 or $2,073 remains as of June 30, 2013 and the remaining €3,225, or $4,194 as of June 30, 2013, will be received in equal installments on the first, second and third anniversary dates of the divestiture. As a result of this divestiture, we recorded a pre-tax gain of $784 during the third quarter of 2012 in our Profit from Operations in the Condensed Consolidated Statements of Earnings. The first two quarterly payments were received in March and on July 1 of 2013, respectively.
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
The assets and liabilities transferred under the SPA on the date of sale were as follows:

Accounts Receivable	$4,398
Inventory	4,271
Other Current Assets	87
Current Assets	8,756
Property, Plant and Equipment, net	170
Total Assets Divested	8,926
Current Liabilities	1,121
Total Liabilities Divested	1,121
Net Assets Divested	$7,805

5.	Inventories
Inventories are valued at the lower of cost or market. Inventories at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Inventories carried at LIFO:
Finished goods	$35,900	$33,546
Raw materials, production parts and work-in-process	13,873	14,291
LIFO reserve	(27,608)	(27,608)
Total LIFO inventories	22,165	20,229
Inventories carried at FIFO:
Finished goods	28,479	25,623
Raw materials, production parts and work-in-process	12,055	12,284
Total FIFO inventories	40,534	37,907
Total inventories	$62,699	$58,136
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the six months ended June 30, 2013 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2012	$68,585	$(48,868)	$19,717
Foreign currency fluctuations	(3,292)	2,838	(454)
Balance as of June 30, 2013	$65,293	$(46,030)	$19,263
The balances of acquired Intangible Assets, excluding Goodwill, as of June 30, 2013 and December 31, 2012 were as follows:

	Customer Lists	Trade Name	Technology	Total
Balance as of June 30, 2013
Original cost	$22,467	$4,597	$7,147	$34,211
Accumulated amortization	(10,278)	(1,712)	(2,976)	(14,966)
Carrying value	$12,189	$2,885	$4,171	$19,245
Weighted-average original life (in years)	15	14	13
Balance as of December 31, 2012
Original cost	$23,817	$4,657	$7,197	$35,671
Accumulated amortization	(9,907)	(1,565)	(2,806)	(14,278)
Carrying value	$13,910	$3,092	$4,391	$21,393
Weighted-average original life (in years)	15	14	13
Amortization expense on Intangible Assets for the three and six months ended June 30, 2013 was $637 and $1,281, respectively. Amortization expense on Intangible Assets for the three and six months ended June 30, 2012 was $656 and $1,432, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2013	$968
2014	1,932
2015	1,903
2016	1,903
2017	1,845
Thereafter	10,694
Total	$19,245

7.	Debt
Debt outstanding is summarized as follows:

	June 30, 2013	December 31, 2012
Short-Term Debt:
Credit facility borrowings	$1,500	$—
Long-Term Debt:
Bank borrowings	14	22
Credit facility borrowings	30,000	30,000
Notes payable	—	750
Collateralized borrowings	13	39
Capital lease obligations	655	1,512
Total Debt	32,182	32,323
Less: Current Portion	(4,013)	(2,042)
Long-Term Portion	$28,169	$30,281
As of June 30, 2013, we had committed lines of credit totaling $125,000 and uncommitted lines of credit totaling $87,601. There was $10,000 in outstanding borrowings under our JPMorgan facility, $20,000 in outstanding borrowings under our Prudential facility and $1,500 under the facility with HSBC Shanghai as of June 30, 2013. In addition, we had stand alone letters of credit of $2,014 outstanding and bank guarantees in the amount of $473. Commitment fees on unused lines of credit for the six months ended June 30, 2013 were $145.
Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2013, our indebtedness to EBITDA ratio was 0.42 to 1 and our EBITDA to interest expense ratio was 41.20 to 1.
Credit Facilities
JPMorgan Chase Bank, National Association
On April 25, 2013, we entered into Amendment No. 1 to our 2011 Credit Agreement which amends the Credit Agreement, dated as of May 5, 2011, with JPMorgan Chase Bank, N. A. (“JPMorgan”), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto (the “2011 Credit Agreement”). Under the original terms, the 2011 Credit Agreement provides us and certain of our foreign subsidiaries access to a senior unsecured credit facility until May 5, 2016, in the amount of $125,000, with an option to expand by up to $62,500 to a total of $187,500. Borrowings may be denominated in U.S. Dollars or certain other currencies. The 2011 Credit Agreement contains a $100,000 sublimit on borrowings by foreign subsidiaries.
Under the original terms of the 2011 Credit Agreement, the fee for committed funds ranges from an annual rate of 0.25% to 0.40%, depending on our leverage ratio. Eurocurrency borrowings under the 2011 Credit Agreement bear interest at a rate per annum equal to adjusted LIBOR plus an additional spread of 1.50% to 2.10%, depending on our leverage ratio. Alternate Base Rate (“ABR”) borrowings bear interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.0%, plus, in any such case, an additional spread of 0.50% to 1.10%, depending on our leverage ratio.
Effective April 25, 2013, Amendment No. 1 to the 2011 Credit Agreement principally provides the following changes to the Credit Agreement:

•	extends the maturity date of the 2011 Credit Agreement to March 1, 2018;

•	changes the fees for committed funds under the 2011 Credit Agreement to an annual rate ranging from 0.20% to 0.35%, depending on our leverage ratio;

•	changes Eurocurrency borrowings per annum to adjusted LIBOR plus an additional spread of 1.30% to 1.90%, depending on our leverage ratio;

•
changes the ABR rate at which borrowings bear interest to a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.0%, plus, in any such case, an additional spread of 0.30% to 0.90%, depending on our leverage ratio; and

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

As of June 30, 2013, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10,000 in outstanding borrowings under this facility at June 30, 2013, with a weighted average interest rate of 1.56%.
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
As of June 30, 2013, there was $20,000 in outstanding borrowings under this facility, consisting of the $10,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018 and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants under the Shelf Agreement as of June 30, 2013.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A., in the amount of 2,000 Euros or approximately $2,601. There was no balance outstanding on this facility as of June 30, 2013.

HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. There was $1,500 in outstanding borrowings on this facility as of June 30, 2013, with a fixed interest rate of 4.4%.
Notes Payable
On May 31, 2011, we incurred $1,500 in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, of which none remains outstanding as of June 30, 2013.

8.	Warranty
We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty terms on machines generally range from one to four years.
The changes in warranty reserves for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended
	June 30
	2013	2012
Beginning balance	$9,357	$8,759
Additions charged to expense	5,578	6,312
Foreign currency fluctuations	(132)	(17)
Claims paid	(5,055)	(5,817)
Ending balance	$9,748	$9,237

9.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at June 30, 2013 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$704	$—	$704	$—
Total Assets	$704	$—	$704	$—
Liabilities:
Foreign currency forward exchange contracts	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—
Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense), Net under Net Foreign Currency Transaction Losses within the Condensed Consolidated Statements of Earnings. As of June 30, 2013, the fair value of such contracts outstanding was an asset of $704. As of June 30, 2012, the fair value of such contracts outstanding was an asset of $16 and a liability of $326. We recognized a net gain of $901 and a net gain of $2,032 on these contracts during the first six months of 2013 and 2012, respectively. At June 30, 2013 and 2012, the notional amounts of foreign currency forward exchange contracts outstanding were $35,063 and $44,802, respectively.
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
Our defined benefit pension plans and postretirement medical plan are described in Note 11 of the 2012 annual report on Form 10-K. We have contributed $68 and $83 during the second quarter of 2013 and $137 and $229 during the first six months of 2013 to our pension plans and to our postretirement medical plan, respectively.
The components of the net periodic benefit cost for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$216	$174	$33	$33	$38	$35
Interest cost	563	483	121	131	110	139
Expected return on plan assets	(910)	(569)	(115)	(118)	—	—
Amortization of net actuarial loss (gain)	1,073	282	—	—	127	17
Amortization of prior service cost	(503)	95	80	39	(102)	(145)
Foreign currency	—	—	(13)	45	—	—
Net periodic cost	$439	$465	$106	$130	$173	$46

	Six Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$432	$339	$66	$66	$76	$70
Interest cost	1,131	961	243	261	222	279
Expected return on plan assets	(1,820)	(1,140)	(231)	(235)	—	—
Amortization of net actuarial loss (gain)	1,096	568	—	—	101	34
Amortization of prior service cost	46	192	161	77	(52)	(290)
Foreign currency	—	—	29	23	—	—
Net periodic cost	$885	$920	$268	$192	$347	$93

11.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of June 30, 2013, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $11,574, of which we have guaranteed $8,867. As of June 30, 2013, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $453 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the first quarter of 2013, we renewed our lease for our Louisville facility. This lease is a five year lease with a total commitment of $4,710.
During the second quarter of 2012, we entered into a three year agreement with a supplier, commencing January 1, 2013, with a total commitment of $2,102 of which $1,665 is still outstanding as of June 30, 2013.

12.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2011 and with limited exceptions, state and foreign income tax examinations for taxable years before 2007.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $3,479 for unrecognized tax benefits as of June 30, 2013 there was approximately $511 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2013 was $3,251. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
Unrecognized tax benefits were reduced by $85 during the first six months of 2013 for expiration of the statute of limitations in various jurisdictions.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2007 to 2010 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

13.	Share-Based Compensation
Our share-based compensation plans are described in Note 15 of the 2012 annual report on Form 10-K. During the three months ended June 30, 2013 and 2012 we recognized total Share-Based Compensation Expense of $1,732 and $2,218, respectively. During the six months ended June 30, 2013 and 2012 we recognized total Share-Based Compensation Expense of $3,439 and $3,911, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements during the six months ended June 30, 2013 and 2012 was $1,506 and $1,076, respectively.
During the first six months of 2013 we granted 30,208 restricted shares. The weighted average grant date fair value of each share awarded was $46.88. Restricted share awards generally have a 3 year vesting period from the effective date of the grant. The total fair value of shares vested during the six months ended June 30, 2013 and 2012 was $538 and $301, respectively.

14.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Numerator:
Net Earnings	$14,254	$13,671	$19,313	$18,995
Denominator:
Basic - Weighted Average Shares Outstanding	18,253,326	18,594,207	18,298,379	18,658,182
Effect of dilutive securities:
Share-based compensation plans	534,554	609,356	537,163	604,287
Diluted - Weighted Average Shares Outstanding	18,787,880	19,203,563	18,835,542	19,262,469
Basic Earnings per Share	$0.78	$0.74	$1.06	$1.02
Diluted Earnings per Share	$0.76	$0.71	$1.03	$0.99

Excluded from the dilutive securities shown above were options to purchase 278,862 and 253,781 shares of Common Stock during the three months ended June 30, 2013 and 2012, respectively. Excluded from the dilutive securities shown above were options to purchase 270,433 and 208,578 shares of Common Stock during the six months ended June 30, 2013 and 2012, respectively. These exclusions are made as the effects are anti-dilutive.

15.	Segment Reporting
We are organized into four operating segments: North America; Latin America; Europe, Middle East and Africa; and Asia Pacific. We combine our North America and Latin America operating segments into the “Americas” for reporting Net Sales by geographic area. In accordance with the objective and basic principles of the applicable accounting guidance, we aggregate our operating segments into one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces.
Net Sales attributed to each geographic area for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Americas	$139,593	$135,689	$252,840	$247,102
Europe, Middle East and Africa	39,838	43,414	79,029	87,218
Asia Pacific	20,807	20,390	36,461	38,885
Total	$200,238	$199,493	$368,330	$373,205

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

16.	Related Party Transactions
On July 31, 2012, we entered into a share purchase agreement with M&F, as further discussed in Note 4. Two of the M&F shareholders are individuals who were employed by Tennant prior to the transaction date and were no longer employed by Tennant as of the transaction date.
Our May 31, 2011 acquisition of Water Star includes installment payments totaling $1,500, all of which have been paid to the former owners of Water Star, as further discussed in Note 4. The former owners of Water Star are current employees of Tennant.
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
Net Earnings for the second quarter of 2013 were $14.3 million, or $0.76 per diluted share, as compared to Net Earnings of $13.7 million, or $0.71 per diluted share, in the second quarter of 2012. Net Earnings during the second quarter of 2013 were favorably impacted by higher Net Sales and lower Selling and Administrative (“S&A”) Expense due to continued tight cost controls and improved operating efficiencies, somewhat offset by increased Research and Development (“R&D”) Expense.
Net Earnings for the first six months of 2013 were $19.3 million, or $1.03 per diluted share, as compared to Net Earnings of $19.0 million, or $0.99 per diluted share, in the first six months of 2012. Net Earnings during the first six months of 2013 were favorably impacted by a tax benefit of $0.6 million related to the 2012 R&D tax credit which was retrospectively enacted in January of 2013. Included in the lower S&A Expense in the first six months of 2013 was a restructuring charge of $1.4 million, or 40 basis points as a percent of sales.
Net Earnings for the second quarter of 2012 were $13.7 million, or $0.71 per diluted share, as compared to Net Earnings of $5.9 million, or $0.30 per diluted share, in the second quarter of 2011. Net Earnings during the second quarter of 2012 benefited from higher gross profit margin, driven by product mix, stable commodity costs and production efficiencies, and decreased S&A Expense, due to continued tight cost controls and improved operating efficiencies. Net Earnings for the second quarter of 2012 were also impacted by $0.9 million of net foreign currency transaction losses, versus $0.9 million of net foreign currency transaction gains in the prior year quarter, due to the volatility of foreign exchange rates.
Net Earnings for the first six months of 2012 were $19.0 million, or $0.99 per diluted share, as compared to Net Earnings of $11.7 million, or $0.60 per diluted share, in the first six months of 2011. Net Earnings during the first six months of 2012 were favorably impacted by higher gross profit margin and lower S&A Expense.

Historical Results
The following table compares the historical results of operations for the three and six months ended June 30, 2013 and 2012, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2013	%	2012	%	2013	%	2012	%
Net Sales	$200,238	100.0	$199,493	100.0	$368,330	100.0	$373,205	100.0
Cost of Sales	112,497	56.2	110,542	55.4	208,066	56.5	208,935	56.0
Gross Profit	87,741	43.8	88,951	44.6	160,264	43.5	164,270	44.0
Operating Expense:
Research and Development Expense	7,821	3.9	6,935	3.5	15,339	4.2	14,205	3.8
Selling and Administrative Expense	58,298	29.1	60,419	30.3	116,420	31.6	120,133	32.2
Total Operating Expense	66,119	33.0	67,354	33.8	131,759	35.8	134,338	36.0
Profit from Operations	21,622	10.8	21,597	10.8	28,505	7.7	29,932	8.0
Other Income (Expense):
Interest Income	114	0.1	330	0.2	228	0.1	642	0.2
Interest Expense	(411)	(0.2)	(669)	(0.3)	(878)	(0.2)	(1,381)	(0.4)
Net Foreign Currency Transaction Losses	(419)	(0.2)	(880)	(0.4)	(743)	(0.2)	(1,111)	(0.3)
Other (Expense) Income, Net	(87)	—	41	—	(81)	—	76	—
Total Other Expense, Net	(803)	(0.4)	(1,178)	(0.6)	(1,474)	(0.4)	(1,774)	(0.5)
Profit Before Income Taxes	20,819	10.4	20,419	10.2	27,031	7.3	28,158	7.5
Income Tax Expense	6,565	3.3	6,748	3.4	7,718	2.1	9,163	2.5
Net Earnings	$14,254	7.1	$13,671	6.9	$19,313	5.2	$18,995	5.1
Earnings per Diluted Share	$0.76		$0.71		$1.03		$0.99
Net Sales
Consolidated Net Sales for the second quarter of 2013 totaled $200.2 million, a 0.4% increase as compared to consolidated Net Sales of $199.5 million in the second quarter of 2012. Consolidated Net Sales for the first six months of 2013 totaled $368.3 million, a decrease of 1.3% as compared to consolidated Net Sales of $373.2 million in the same period of 2012.
The components of the consolidated Net Sales change for the three and six months ended June 30, 2013 as compared to the same periods in 2012 were as follows:

	2013 v. 2012
	Three Months Ended	Six Months Ended
	June 30	June 30
Organic Growth (Decline):
Volume	0.4%	(1.3%)
Price	0.5%	1.0%
Organic Growth (Decline)	0.9%	(0.3%)
Foreign Currency	(0.5%)	(1.0%)
Total	0.4%	(1.3%)

The 0.4% increase in consolidated Net Sales in the second quarter of 2013 as compared to the same period in 2012 was driven by:

•
an organic sales increase of approximately 0.9%, excluding the effects of foreign currency exchange (and acquisitions when applicable), primarily due to a 0.5% price increase and an approximate 0.4% volume increase primarily due to sales to strategic accounts, sales in Americas of scrubbers equipped with ec-H2O™ technology and sales of newly introduced products; and

•	an unfavorable direct foreign currency exchange impact of approximately 0.5%.
The 1.3% decrease in consolidated Net Sales in the first six months of 2013 as compared to the same period in 2012 was driven by:

•
an organic sales decrease of approximately 0.3%, excluding the effects of foreign currency exchange (and acquisitions when applicable), primarily due to an approximate 1.3% volume decrease primarily in sales of city cleaning equipment partially offset by a 1.0% price increase; and

•	an unfavorable direct foreign currency exchange impact of approximately 1.0%.
The following table sets forth the Net Sales by geographic area for the three and six months ended June 30, 2013 and 2012 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2013	2012	%	2013	2012	%
Americas	$139,593	$135,689	2.9	$252,840	$247,102	2.3
Europe, Middle East and Africa	39,838	43,414	(8.2)	79,029	87,218	(9.4)
Asia Pacific	20,807	20,390	2.0	36,461	38,885	(6.2)
Total	$200,238	$199,493	0.4	$368,330	$373,205	(1.3)
Americas
Net Sales in the Americas were $139.6 million and $252.8 million for the second quarter and six months ended June 30, 2013, an increase of 2.9% and 2.3%, respectively, from the second quarter and six months ended June 30, 2012. Organic sales in the first half of 2013 were favorably impacted by broad-based growth in Latin America and also sales of equipment in North America, including scrubbers equipped with ec-H2O technology. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 0.5% during the second quarter and during the first six months of 2013. Organic sales increased approximately 3.4% in the second quarter and 2.8% in the first six months of 2013.
Europe, Middle East and Africa
In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales decreased 8.2% and 9.4% to $39.8 million and $79.0 million, respectively, for the second quarter and six months ended June 30, 2013, compared to the second quarter and six months ended June 30, 2012. Organic sales declined approximately 9.2% and 9.9% during the second quarter and first six months of 2013, respectively. There was a favorable foreign currency exchange impact on Net Sales during the second quarter and the first six months of 2013 of approximately 1.0% and 0.5%, respectively. EMEA organic sales in the second quarter and first six months of 2013 were unfavorably impacted by decreases in sales of city cleaning equipment due primarily to tight municipal spending in Europe, somewhat offset by increased sales to strategic accounts.
Asia Pacific
Net Sales in the Asia Pacific market for the second quarter and first six months of 2013 totaled $20.8 million and $36.5 million, respectively, an increase of 2.0% and a decrease of 6.2% from the second quarter and first six months of 2012, respectively. Organic sales in the second quarter of 2013 increased approximately 5.5% due primarily to strong sales performance in Australia. Organic sales in the first six months of 2013 decreased 3.2% with lower sales in most markets due to softer economies and also larger city cleaning equipment sales in China during the first six months of 2012 that did not occur again in 2013. Direct foreign currency translation exchange effects unfavorably impacted sales by approximately 3.5% and 3.0% in the second quarter and first six months of 2013, respectively.

Gross Profit
Gross margin was 43.8% and 43.5%, respectively, for the second quarter and first six months of 2013, as compared with 44.6% and 44.0% for the same periods in 2012. Gross margin decreased by 80 and 50 basis points, respectively, in the second quarter and first six months of 2013, primarily driven by changes in selling channel mix and product mix.
Operating Expense
Research & Development Expense
R&D Expense in the second quarter of 2013 increased 12.8% to $7.8 million as compared with $6.9 million in the second quarter of 2012. R&D Expense as a percentage of Net Sales was 3.9% for the second quarter of 2013, an increase as compared to 3.5% in the second quarter of 2012, primarily from continued investment in developing innovative new products for our traditional core business, as well as our Orbio business.
R&D Expense for the six months ended June 30, 2013 was $15.3 million, an increase of 8.0% from $14.2 million in the same period in 2012. R&D Expense as a percentage of Net Sales was 4.2% for the first six months of 2013 as compared to 3.8% for the first six months of 2012.
Selling & Administrative Expense
S&A Expense in the second quarter of 2013 was $58.3 million as compared to $60.4 million in the second quarter of 2012. The decrease in S&A Expense was primarily attributable to continued tight cost controls and improved operating efficiencies. S&A Expense as a percentage of Net Sales was 29.1% for the second quarter of 2013, a decrease of 120 basis points from 30.3% in the comparable 2012 quarter.
For the six months ended June 30, 2013, S&A Expense decreased to $116.4 million from $120.1 million in the comparable period last year due to continued tight cost controls and improved operating efficiencies. S&A Expense as a percentage of Net Sales was 31.6% for the first half of 2013 versus 32.2% in the comparable period last year. Included in the lower S&A Expense in the first six months of 2013 was the first quarter 2013 restructuring charge of $1.4 million, or 40 basis points as a percent of sales.
Other Income (Expense), Net
Interest Income
There was a $0.2 million and $0.4 million decrease in Interest Income in the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012. The decrease between 2013 and 2012 was due to lower interest rates on cash and cash equivalents.
Interest Expense
There was $0.3 million and $0.5 million decrease in Interest Expense in the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012. The decrease in Interest Expense between periods was primarily due to a lower interest rate on a lower level of borrowings in the current period as compared to the same period in 2012.
Net Foreign Currency Transaction Losses
Net Foreign Currency Transaction Losses in the second quarter and first six months of 2013 were $0.4 million and $0.7 million, respectively, as compared to Net Foreign Currency Transaction Losses of $0.9 million and $1.1 million in the same periods in the prior year. The favorable change in the impact from foreign currency transactions in the first half of 2013 was due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.
Other Income, Net
There was no significant change in Other Income, Net in the second quarter and first six months of 2013 as compared to the same periods in 2012.

Income Taxes
The effective tax rate in the second quarter of 2013 was 31.5% compared to the effective rate in the second quarter of the prior year of 33.0%.
The year-to-date overall effective rate was 28.6% for 2013 compared to 32.5% for 2012. The year-to-date tax expense included the first quarter 2013 $0.4 million tax benefit associated with a $1.4 million one-time expense related to a European restructuring reserve. The tax expense for the first six months of 2013 also included the first quarter 2013 discrete tax benefit of $0.6 million for the enactment of the Federal R&D credit retroactively impacting the tax year ended December 31, 2012. Excluding these benefits, the 2013 year-to-date overall effective tax rate would have been 30.6%.
The decrease in the overall year-to-date effective tax rate, excluding these special items, was primarily related to the mix in expected full year taxable earnings by country and more favorable discrete tax items in the first half of 2013.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $48.6 million at June 30, 2013, as compared to $53.9 million as of December 31, 2012. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.3 as of June 30, 2013 and 2.2 as of December 31, 2012, based on working capital of $160.0 million and $151.8 million, respectively. Our debt-to-capital ratio was 11.8% and 12.1% at June 30, 2013 and December 31, 2012, respectively.
Cash Flow Summary
Cash provided by (used for) our operating, investing and financing activities is summarized as follows (in thousands):

	Six Months Ended
	June 30
	2013	2012
Operating Activities	$15,224	$12,543
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(7,132)	(6,948)
Acquisition of Business, Net of Cash Acquired	(750)	(750)
Proceeds from Sale of Business	699	—
(Increase) Decrease in Restricted Cash	(228)	1,691
Financing Activities	(12,667)	(20,375)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(510)	(68)
Net Decrease in Cash and Cash Equivalents	$(5,364)	$(13,907)
Operating Activities
Operating activities provided $15.2 million of cash for the six months ended June 30, 2013. Cash provided by operating activities was driven primarily from Net Earnings of $19.3 million and an increase in Accounts Payable of $6.1 million partially offset by increases in Accounts Receivable, payment of Employee Compensation and Benefits liabilities and higher Inventories. The increase in Accounts Payable was due to higher production levels and timing of payments.
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

	June 30, 2013	December 31, 2012	June 30, 2012
DSO	61	60	60
DIOH	75	78	82
As of June 30, 2013, DSO increased 1 day as compared to June 30, 2012 and December 31, 2012. The increase is primarily due to the variety of terms offered and mix of business having a larger unfavorable impact than the favorable trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
As of June 30, 2013, DIOH decreased 7 days as compared to June 30, 2012 and decreased 3 days as compared to December 31, 2012, as a result of lower levels of inventory primarily due to progress from inventory reduction initiatives somewhat offset by increased levels of inventory in support of the launches of many new products.
Investing Activities
Investing activities during the six months ended June 30, 2013 used $7.4 million in cash. Net capital expenditures used $7.1 million and the installment payment to the former owners of Water Star used $0.8 million. This was partially offset by proceeds of $0.7 million from sale of business. Capital expenditures included investments in tooling related to new product development and manufacturing and also information technology process improvement projects.
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
Financing Activities
Net cash used by financing activities was $12.7 million during the first six months of 2013. The purchases of our Common Stock per our authorized repurchase program used $12.1 million, dividend payments used $6.6 million and the payment of Long-Term Debt used $0.7 million, partially offset by proceeds from the issuance of Common Stock of $3.8 million, the tax benefit on stock plans of $1.5 million and the Short-Term Borrowings of $1.5 million.
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
Indebtedness
As of June 30, 2013, we had committed lines of credit totaling $125.0 million and uncommitted lines of credit totaling $87.6 million. There was $10.0 million in outstanding borrowings under our JPMorgan facility, $20.0 million in outstanding borrowings under our Prudential facility and $1.5 million under the facility with HSBC Shanghai as of June 30, 2013. In addition, we had stand alone letters of credit of $2.0 million outstanding and bank guarantees in the amount of $0.5 million. Commitment fees on unused lines of credit for the six months ended June 30, 2013 were $0.1 million.
Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2013, our indebtedness to EBITDA ratio was 0.42 to 1 and our EBITDA to interest expense ratio was 41.20 to 1.

Credit Facilities
JPMorgan Chase Bank, National Association
On April 25, 2013, we entered into Amendment No. 1 to our 2011 Credit Agreement which amends the Credit Agreement, dated as of May 5, 2011, with JPMorgan Chase Bank, N. A. (“JPMorgan”), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto (the “2011 Credit Agreement”). Under the original terms, the 2011 Credit Agreement provides us and certain of our foreign subsidiaries access to a senior unsecured credit facility until May 5, 2016, in the amount of $125.0 million, with an option to expand by up to $62.5 million to a total of $187.5 million. Borrowings may be denominated in U.S. Dollars or certain other currencies. The 2011 Credit Agreement contains a $100.0 million sublimit on borrowings by foreign subsidiaries.
Under the original terms of the 2011 Credit Agreement, the fee for committed funds ranges from an annual rate of 0.25% to 0.40%, depending on our leverage ratio. Eurocurrency borrowings under the 2011 Credit Agreement bear interest at a rate per annum equal to adjusted LIBOR plus an additional spread of 1.50% to 2.10%, depending on our leverage ratio. Alternate Base Rate (“ABR”) borrowings bear interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.0%, plus, in any such case, an additional spread of 0.50% to 1.10%, depending on our leverage ratio.
Effective April 25, 2013, Amendment No. 1 to the 2011 Credit Agreement principally provides the following changes to the Credit Agreement:

•	extends the maturity date of the 2011 Credit Agreement to March 1, 2018;

•	changes the fees for committed funds under the 2011 Credit Agreement to an annual rate ranging from 0.20% to 0.35%, depending on our leverage ratio;

•	changes Eurocurrency borrowings per annum to adjusted LIBOR plus an additional spread of 1.30% to 1.90%, depending on our leverage ratio;

•
changes the ABR rate at which borrowings bear interest to a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.0%, plus, in any such case, an additional spread of 0.30% to 0.90%, depending on our leverage ratio; and

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

As of June 30, 2013, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10.0 million in outstanding borrowings under this facility at June 30, 2013, with a weighted average interest rate of 1.56%.
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
As of June 30, 2013, there was $20.0 million in outstanding borrowings under this facility, consisting of the $10.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018 and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants under the Shelf Agreement as of June 30, 2013.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A., in the amount of 2.0 million Euros or approximately $2.6 million. There was no balance outstanding on this facility as of June 30, 2013.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. There was $1.5 million in outstanding borrowings on this facility as of June 30, 2013, with a fixed interest rate of 4.4%.
Notes Payable
On May 31, 2011, we incurred $1.5 million in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, of which none remains outstanding as of June 30, 2013.
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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended June 30, 2013 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

For the Quarter Ended June 30, 2013	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2013	60,892	$46.47	60,351	845,650
May 1 - 31, 2013	14,902	47.43	15,000	830,650
June 1 - 30, 2013	22,578	49.32	22,578	808,072
Total	98,372	$47.27	97,929	808,072
(1) Includes 443 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2013 and 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to the Condensed Consolidated Financial Statements.**
Filed herewith electronically.
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

TENNANT COMPANY

Date:	July 30, 2013	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	July 30, 2013	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)