Form 10-Q
period 2013-09-30
TENNANT CO
filed 2013-10-28
CIK 97134

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of October 15, 2013, there were 18,471,651 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except shares and per share data)	September 30		September 30
	2013	2012	2013	2012
Net Sales	$188,541	$178,268	$556,871	$551,473
Cost of Sales	106,679	100,705	314,745	309,640
Gross Profit	81,862	77,563	242,126	241,833
Operating Expense:
Research and Development Expense	7,970	7,353	23,309	21,558
Selling and Administrative Expense	57,663	57,193	174,083	177,326
Gain on Sale of Business	—	(784)	—	(784)
Total Operating Expense	65,633	63,762	197,392	198,100
Profit from Operations	16,229	13,801	44,734	43,733
Other Income (Expense):
Interest Income	67	229	295	871
Interest Expense	(440)	(640)	(1,318)	(2,021)
Net Foreign Currency Transaction Losses	(303)	(385)	(1,046)	(1,496)
Other (Expense) Income, Net	(157)	99	(238)	175
Total Other Expense, Net	(833)	(697)	(2,307)	(2,471)

Profit Before Income Taxes	15,396	13,104	42,427	41,262
Income Tax Expense	4,779	4,359	12,497	13,522
Net Earnings	$10,617	$8,745	$29,930	$27,740

Earnings per Share:
Basic	$0.58	$0.47	$1.64	$1.49
Diluted	$0.56	$0.46	$1.59	$1.45

Weighted Average Shares Outstanding:
Basic	18,267,828	18,468,546	18,288,083	18,594,508
Diluted	18,811,638	19,040,875	18,823,745	19,154,844

Cash Dividend Declared per Common Share	$0.18	$0.17	$0.54	$0.51

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30		September 30
	2013	2012	2013	2012
Net Earnings	$10,617	$8,745	$29,930	$27,740
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	2,695	1,424	(1,229)	(433)
Pension adjustments	93	246	1,007	750
Total Other Comprehensive Income (Loss), net of tax	2,788	1,670	(222)	317
Comprehensive Income	$13,405	$10,415	$29,708	$28,057

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except shares and per share data)	2013	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$65,309	$53,940
Restricted Cash	404	187
Accounts Receivable, less Allowances of $4,605 and $4,399, respectively	139,813	138,147
Inventories	67,390	58,136
Prepaid Expenses	12,111	11,309
Deferred Income Taxes, Current Portion	8,986	11,339
Other Current Assets	1,696	388
Total Current Assets	295,709	273,446
Property, Plant and Equipment	305,381	294,910
Accumulated Depreciation	(220,899)	(208,717)
Property, Plant and Equipment, Net	84,482	86,193
Deferred Income Taxes, Long-Term Portion	12,830	10,989
Goodwill	19,246	19,717
Intangible Assets, Net	19,411	21,393
Other Assets	7,303	9,022
Total Assets	$438,981	$420,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$3,935	$2,042
Accounts Payable	49,295	47,002
Employee Compensation and Benefits	31,096	33,021
Income Taxes Payable	1,349	785
Other Current Liabilities	40,512	38,844
Total Current Liabilities	126,187	121,694
Long-Term Liabilities:
Long-Term Debt	28,042	30,281
Employee-Related Benefits	25,988	25,873
Deferred Income Taxes, Long-Term Portion	2,834	3,325
Other Liabilities	4,701	4,533
Total Long-Term Liabilities	61,565	64,012
Total Liabilities	187,752	185,706
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,466,504 and 18,464,450 shares issued and outstanding, respectively	6,864	6,924
Additional Paid-In Capital	28,828	22,398
Retained Earnings	246,093	236,065
Accumulated Other Comprehensive Loss	(30,556)	(30,333)
Total Shareholders’ Equity	251,229	235,054
Total Liabilities and Shareholders’ Equity	$438,981	$420,760

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In thousands)	September 30
	2013	2012
OPERATING ACTIVITIES
Net Earnings	$29,930	$27,740
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	13,178	13,239
Amortization	1,914	2,096
Deferred Income Taxes	(4)	(731)
Share-Based Compensation Expense	5,106	7,175
Allowance for Doubtful Accounts and Returns	1,153	1,528
Gain on Sale of Business	—	(784)
Other, Net	155	130
Changes in Operating Assets and Liabilities:
Accounts Receivable	(6,551)	1,756
Inventories	(11,798)	(3,097)
Accounts Payable	2,826	(2,348)
Employee Compensation and Benefits	(2,620)	(2,767)
Other Current Liabilities	1,716	(84)
Income Taxes	940	4,902
U.S. Pension Plan Contributions	—	(1,288)
Other Assets and Liabilities	863	(4,185)
Net Cash Provided by Operating Activities	36,808	43,282
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(11,380)	(11,110)
Proceeds from Disposals of Property, Plant and Equipment	97	280
Acquisition of Business, Net of Cash Acquired	(750)	(750)
Proceeds from Sale of Business	3,520	1,014
(Increase) Decrease in Restricted Cash	(224)	3,089
Net Cash Used for Investing Activities	(8,737)	(7,477)
FINANCING ACTIVITIES
Short-Term Borrowings	1,500	—
Payment of Long-Term Debt	(938)	(2,450)
Purchases of Common Stock	(16,626)	(18,567)
Proceeds from Issuance of Common Stock	5,994	2,798
Excess Tax Benefit on Stock Plans	2,944	1,213
Dividends Paid	(9,918)	(9,508)
Net Cash Used for Financing Activities	(17,044)	(26,514)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	342	1,069
Net Increase in Cash and Cash Equivalents	11,369	10,360
Cash and Cash Equivalents at Beginning of Period	53,940	52,339
Cash and Cash Equivalents at End of Period	$65,309	$62,699

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$8,093	$10,319
Cash Paid for Interest	$1,189	$1,905
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$330	$847
Capital Expenditures in Accounts Payable	$873	$1,676

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
Offsetting Assets and Liabilities Disclosures
In December 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance on disclosures about offsetting assets and liabilities. This update adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The new disclosures were required for interim and annual reporting periods beginning on or after January 1, 2013. This guidance affects disclosure and did not have an impact on our results of operations or financial position.
Testing Intangibles for Impairment
In July 2012, the FASB issued updated accounting guidance on the periodic testing of indefinite-lived intangible assets for impairment. This updated accounting guidance permits us to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we determine through this qualitative analysis that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, it is not necessary to calculate annually the fair value of an indefinite-lived intangible asset. This guidance was effective for fiscal periods beginning after September 15, 2012; however, early adoption is permitted. This guidance did not have an impact on our results of operations or financial position as we do not currently hold any indefinite-lived intangible assets.
Comprehensive Income
In February 2013, the FASB issued new disclosure requirements for items reclassified out of accumulated other comprehensive income. The requirements do not change the existing accounting and reporting for net income or other comprehensive income. The requirements were effective for annual reporting periods beginning after December 15, 2012. The requirements did not impact our results of operations or financial position.

3.	Management Actions
2012 Action - During the third quarter of 2012, we implemented a restructuring action. A pre-tax charge of $760 was recognized in the third quarter as a result of this action. The pre-tax charge consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2012 restructuring action	$760
Cash payments	(414)
Foreign currency adjustments	27
December 31, 2012 balance	$373
2013 utilization:
Cash payments	(310)
Foreign currency adjustments	(2)
September 30, 2013 balance	$61
2013 Action - During the first quarter of 2013, we implemented a restructuring action. A pre-tax charge of $1,440 was recognized in the first quarter as a result of this action. The pre-tax charge consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2013 restructuring action	$1,440
Cash payments	(971)
Foreign currency adjustments	32
September 30, 2013 balance	$501

4.	Acquisitions and Divestitures
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

Divestitures
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH, and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014 as of the date of sale, in cash and financed the remaining purchase price of €6,166. A total of €2,126 will be received in equal quarterly payments during 2013, of which €532, or $720, remains as of September 30, 2013 and the remaining €3,225 will be received in equal installments on the first, second and third anniversary dates of the divestiture of which €2,150, or $2,909, remains as of September 30, 2013. As a result of this divestiture, we recorded a pre-tax gain of $784 during the third quarter of 2012 in our Profit from Operations in the Condensed Consolidated Statements of Earnings. The first three quarterly and the first anniversary payments were received as of September 30, 2013.
M&F is now a master distributor of Tennant products in the Central Eastern Europe, Middle East and Africa markets. In addition, as further discussed in Note 16, at the time of the transaction, M&F was a related party of ours. We have identified M&F as a variable interest entity (“VIE”) and have performed a qualitative assessment that considered M&F's purpose and design, our involvement and the risks and benefits and determined that we are not the primary beneficiary of this VIE. The only financing we have provided to M&F was related to the SPA as noted above and there are no arrangements that would require us to provide significant financial support in the future.
The assets and liabilities transferred under the SPA on the date of sale were as follows:

Accounts Receivable	$4,398
Inventory	4,271
Other Current Assets	87
Current Assets	8,756
Property, Plant and Equipment, Net	170
Total Assets Divested	8,926
Current Liabilities	1,121
Total Liabilities Divested	1,121
Net Assets Divested	$7,805

5.	Inventories
Inventories are valued at the lower of cost or market. Inventories at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Inventories carried at LIFO:
Finished goods	$37,796	$33,546
Raw materials, production parts and work-in-process	13,555	14,291
LIFO reserve	(27,608)	(27,608)
Total LIFO inventories	23,743	20,229
Inventories carried at FIFO:
Finished goods	31,582	25,623
Raw materials, production parts and work-in-process	12,065	12,284
Total FIFO inventories	43,647	37,907
Total inventories	$67,390	$58,136
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the nine months ended September 30, 2013 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2012	$68,585	$(48,868)	$19,717
Foreign currency fluctuations	(475)	4	(471)
Balance as of September 30, 2013	$68,110	$(48,864)	$19,246
The balances of acquired Intangible Assets, excluding Goodwill, as of September 30, 2013 and December 31, 2012 were as follows:

	Customer Lists	Trade Name	Technology	Total
Balance as of September 30, 2013
Original cost	$23,538	$4,758	$7,283	$35,579
Accumulated amortization	(11,130)	(1,858)	(3,180)	(16,168)
Carrying value	$12,408	$2,900	$4,103	$19,411
Weighted-average original life (in years)	15	14	13
Balance as of December 31, 2012
Original cost	$23,817	$4,657	$7,197	$35,671
Accumulated amortization	(9,907)	(1,565)	(2,806)	(14,278)
Carrying value	$13,910	$3,092	$4,391	$21,393
Weighted-average original life (in years)	15	14	13
Amortization expense on Intangible Assets for the three and nine months ended September 30, 2013 was $633 and $1,914, respectively. Amortization expense on Intangible Assets for the three and nine months ended September 30, 2012 was $663 and $2,095, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2013	$478
2014	1,912
2015	1,896
2016	1,894
2017	1,863
Thereafter	11,368
Total	$19,411

7.	Debt
Debt outstanding is summarized as follows:

	September 30, 2013	December 31, 2012
Short-Term Debt:
Credit facility borrowings	$1,500	$—
Long-Term Debt:
Bank borrowings	12	22
Credit facility borrowings	30,000	30,000
Notes payable	—	750
Collateralized borrowings	13	39
Capital lease obligations	452	1,512
Total Debt	31,977	32,323
Less: Current Portion	(3,935)	(2,042)
Long-Term Portion	$28,042	$30,281
As of September 30, 2013, we had committed lines of credit totaling $125,000 and uncommitted lines of credit totaling $87,706. There was $10,000 in outstanding borrowings under our JPMorgan facility, $20,000 in outstanding borrowings under our Prudential facility and $1,500 under the facility with HSBC Shanghai as of September 30, 2013. In addition, we had stand alone letters of credit of $2,009 outstanding and bank guarantees in the amount of $492. Commitment fees on unused lines of credit for the nine months ended September 30, 2013 were $230.
Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2013, our indebtedness to EBITDA ratio was 0.41 to 1 and our EBITDA to interest expense ratio was 46.53 to 1.
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
Effective April 25, 2013, Amendment No. 1 to the 2011 Credit Agreement principally provides the following changes to the 2011 Credit Agreement:

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
The 2011 Credit Agreement gives the lenders a pledge of 65% of the stock of certain first tier foreign subsidiaries. The obligations under the 2011 Credit Agreement are also guaranteed by certain first tier domestic subsidiaries.
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

As of September 30, 2013, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10,000 in outstanding borrowings under this facility at September 30, 2013, with a weighted average interest rate of 1.49%.
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
As of September 30, 2013, there was $20,000 in outstanding borrowings under this facility, consisting of the $10,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018 and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants under the Shelf Agreement as of September 30, 2013.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2,000 Euros, or approximately $2,706. There was no balance outstanding on this facility as of September 30, 2013.

HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. There was $1,500 in outstanding borrowings on this facility as of September 30, 2013, with a fixed interest rate of 4.4%.
Notes Payable
On May 31, 2011, we incurred $1,500 in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, of which none remains outstanding as of September 30, 2013.

8.	Warranty
We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty terms on machines generally range from one to four years.
The changes in warranty reserves for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended
	September 30
	2013	2012
Beginning balance	$9,357	$8,759
Additions charged to expense	8,239	9,384
Reserve divested	—	(236)
Foreign currency fluctuations	(50)	(37)
Claims paid	(7,704)	(8,647)
Ending balance	$9,842	$9,223

9.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at September 30, 2013 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$18	$—	$18	$—
Total Assets	$18	$—	$18	$—
Liabilities:
Foreign currency forward exchange contracts	$534	$—	$534	$—
Total Liabilities	$534	$—	$534	$—
Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts that hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense), Net under Net Foreign Currency Transaction Losses within the Condensed Consolidated Statements of Earnings. As of September 30, 2013, the fair value of such contracts outstanding was an asset of $18 and a liability of $534. As of September 30, 2012, the fair value of such contracts outstanding was an asset of $53 and a liability of $169. We recognized a net gain of $969 and a net gain of $1,059 on these contracts during the first nine months of 2013 and 2012, respectively. At September 30, 2013 and 2012, the notional amounts of foreign currency forward exchange contracts outstanding were $40,902 and $39,814, respectively.
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
Our defined benefit pension plans and postretirement medical plan are described in Note 11 of the 2012 annual report on Form 10-K. We have contributed $70 and $128 during the third quarter of 2013 and $207 and $357 during the first nine months of 2013 to our pension plans and to our postretirement medical plan, respectively.
The components of the net periodic benefit cost for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$85	$175	$34	$33	$39	$34
Interest cost	221	485	122	131	110	140
Expected return on plan assets	(363)	(569)	(116)	(118)	—	—
Amortization of net actuarial loss	217	281	—	—	49	17
Amortization of prior service cost	9	94	(353)	38	(25)	(145)
Foreign currency	—	—	(56)	(10)	—	—
Net periodic cost	$169	$466	$(369)	$74	$173	$46

	Nine Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$517	$514	$100	$99	$115	$104
Interest cost	1,352	1,446	365	392	332	419
Expected return on plan assets	(2,183)	(1,709)	(347)	(353)	—	—
Amortization of net actuarial loss	1,313	849	—	—	150	51
Amortization of prior service cost	55	286	(192)	115	(77)	(435)
Foreign currency	—	—	(27)	13	—	—
Net periodic cost	$1,054	$1,386	$(101)	$266	$520	$139

11.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of September 30, 2013, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $12,198, of which we have guaranteed $9,462. As of September 30, 2013, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $493 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the first quarter of 2013, we renewed our lease for our Louisville facility. This lease is a five year lease with a total commitment of $4,710.
During the second quarter of 2012, we entered into a three year agreement with a supplier, commencing January 1, 2013, with a total commitment of $2,102 of which $1,489 is still outstanding as of September 30, 2013.

12.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2011 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2007.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $3,528 for unrecognized tax benefits as of September 30, 2013, there was approximately $518 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2013 was $3,286. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
Unrecognized tax benefits were reduced by $256 during the first nine months of 2013 for expiration of the statute of limitations in various jurisdictions.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2007 to 2011 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

13.	Share-Based Compensation
Our share-based compensation plans are described in Note 15 of the 2012 annual report on Form 10-K. During the three months ended September 30, 2013 and 2012, we recognized total Share-Based Compensation Expense of $1,667 and $3,264, respectively. During the nine months ended September 30, 2013 and 2012 we recognized total Share-Based Compensation Expense of $5,106 and $7,175, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the nine months ended September 30, 2013 and 2012 was $2,944 and $1,213, respectively.
During the first nine months of 2013, we granted 32,608 restricted shares. The weighted average grant date fair value of each share awarded was $47.32. Restricted share awards generally have a 3 year vesting period from the effective date of the grant. The total fair value of shares vested during the nine months ended September 30, 2013 and 2012 was $643 and $524, respectively.

14.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Numerator:
Net Earnings	$10,617	$8,745	$29,930	$27,740
Denominator:
Basic - Weighted Average Shares Outstanding	18,267,828	18,468,546	18,288,083	18,594,508
Effect of dilutive securities:
Share-based compensation plans	543,810	572,329	535,662	560,336
Diluted - Weighted Average Shares Outstanding	18,811,638	19,040,875	18,823,745	19,154,844
Basic Earnings per Share	$0.58	$0.47	$1.64	$1.49
Diluted Earnings per Share	$0.56	$0.46	$1.59	$1.45

Excluded from the dilutive securities shown above were options to purchase 147,737 and 251,704 shares of Common Stock during the three months ended September 30, 2013 and 2012, respectively. Excluded from the dilutive securities shown above were options to purchase 251,576 and 268,698 shares of Common Stock during the nine months ended September 30, 2013 and 2012, respectively. These exclusions were made as the effects were anti-dilutive.

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
Net Sales attributed to each geographic area for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Americas	$130,037	$118,624	$382,877	$365,726
Europe, Middle East and Africa	37,436	38,355	116,465	125,573
Asia Pacific	21,068	21,289	57,529	60,174
Total	$188,541	$178,268	$556,871	$551,473

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

16.	Related Party Transactions
On July 31, 2012, we entered into a share purchase agreement with M&F, as further discussed in Note 4. Two of the M&F shareholders are individuals who were employed by Tennant prior to the transaction date and were no longer employed by Tennant as of the transaction date.
Our May 31, 2011 acquisition of Water Star includes installment payments totaling $1,500, all of which have been paid to the former owners of Water Star, as further discussed in Note 4. As of September 30, 2013, the former owners of Water Star are no longer employees of Tennant; however, the former owners are currently providing interim transition services.
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
Net Earnings for the third quarter of 2013 were $10.6 million, or $0.56 per diluted share, as compared to Net Earnings of $8.7 million, or $0.46 per diluted share, in the third quarter of 2012. Net Earnings during the third quarter of 2013 were favorably impacted by higher Net Sales somewhat offset by increased Research and Development (“R&D”) Expense. The third quarter of 2012 included a gain on sale of business that did not reoccur in the third quarter of 2013.
Net Earnings for the first nine months of 2013 were $29.9 million, or $1.59 per diluted share, as compared to Net Earnings of $27.7 million, or $1.45 per diluted share, in the first nine months of 2012. Net Earnings during the first nine months of 2013 were favorably impacted by a tax benefit of $0.6 million related to the 2012 R&D tax credit which was retroactively enacted in January of 2013. Included in the lower Selling and Administrative (“S&A”) Expense in the first nine months of 2013 was a restructuring charge of $1.4 million, or 30 basis points as a percent of sales.
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

Historical Results
The following table compares the historical results of operations for the three and nine months ended September 30, 2013 and 2012, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2013	%	2012	%	2013	%	2012	%
Net Sales	$188,541	100.0	$178,268	100.0	$556,871	100.0	$551,473	100.0
Cost of Sales	106,679	56.6	100,705	56.5	314,745	56.5	309,640	56.1
Gross Profit	81,862	43.4	77,563	43.5	242,126	43.5	241,833	43.9
Operating Expense:
Research and Development Expense	7,970	4.2	7,353	4.1	23,309	4.2	21,558	3.9
Selling and Administrative Expense	57,663	30.6	57,193	32.1	174,083	31.3	177,326	32.2
Gain on Sale of Business	—	—	(784)	(0.4)	—	—	(784)	(0.1)
Total Operating Expense	65,633	34.8	63,762	35.8	197,392	35.4	198,100	35.9
Profit from Operations	16,229	8.6	13,801	7.7	44,734	8.0	43,733	7.9
Other Income (Expense):
Interest Income	67	—	229	0.1	295	0.1	871	0.2
Interest Expense	(440)	(0.2)	(640)	(0.4)	(1,318)	(0.2)	(2,021)	(0.4)
Net Foreign Currency Transaction Losses	(303)	(0.2)	(385)	(0.2)	(1,046)	(0.2)	(1,496)	(0.3)
Other (Expense) Income, Net	(157)	(0.1)	99	0.1	(238)	—	175	—
Total Other Expense, Net	(833)	(0.4)	(697)	(0.4)	(2,307)	(0.4)	(2,471)	(0.4)
Profit Before Income Taxes	15,396	8.2	13,104	7.4	42,427	7.6	41,262	7.5
Income Tax Expense	4,779	2.5	4,359	2.4	12,497	2.2	13,522	2.5
Net Earnings	$10,617	5.6	$8,745	4.9	$29,930	5.4	$27,740	5.0
Earnings per Diluted Share	$0.56		$0.46		$1.59		$1.45
Net Sales
Consolidated Net Sales for the third quarter of 2013 totaled $188.5 million, a 5.8% increase as compared to consolidated Net Sales of $178.3 million in the third quarter of 2012. Consolidated Net Sales for the first nine months of 2013 totaled $556.9 million, an increase of 1.0% as compared to consolidated Net Sales of $551.5 million in the same period of 2012.
The components of the consolidated Net Sales change for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 were as follows:

	2013 v. 2012
	Three Months Ended	Nine Months Ended
	September 30	September 30
Organic Growth (Decline):
Volume	5.8%	1.0%
Price	1.0%	1.0%
Organic Growth (Decline)	6.8%	2.0%
Foreign Currency	(1.0%)	(1.0%)
Total	5.8%	1.0%

The 5.8% increase in consolidated Net Sales in the third quarter of 2013 as compared to the same period in 2012 was driven by:

•
an organic sales increase of approximately 6.8%, excluding the effects of foreign currency exchange (and acquisitions when applicable), primarily due to an approximate 5.8% volume increase and a 1.0% price increase primarily due to sales of newly introduced products, strong sales of industrial equipment and sales to strategic accounts; and

•	an unfavorable direct foreign currency exchange impact of approximately 1.0%.
The 1.0% increase in consolidated Net Sales in the first nine months of 2013 as compared to the same period in 2012 was driven by:

•
an organic sales increase of approximately 2.0%, excluding the effects of foreign currency exchange (and acquisitions when applicable), primarily due to an approximate 1.0% volume increase and a 1.0% price increase primarily due to high demand for newly introduced products and increased sales of industrial equipment which were somewhat offset by lower sales of city cleaning equipment; and

•	an unfavorable direct foreign currency exchange impact of approximately 1.0%.
The following table sets forth the Net Sales by geographic area for the three and nine months ended September 30, 2013 and 2012 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2013	2012	%	2013	2012	%
Americas	$130,037	$118,624	9.6	$382,877	$365,726	4.7
Europe, Middle East and Africa	37,436	38,355	(2.4)	116,465	125,573	(7.3)
Asia Pacific	21,068	21,289	(1.0)	57,529	60,174	(4.4)
Total	$188,541	$178,268	5.8	$556,871	$551,473	1.0
Americas
Net Sales in the Americas were $130.0 million and $382.9 million for the third quarter and nine months ended September 30, 2013, an increase of 9.6% and 4.7%, respectively, from the third quarter and nine months ended September 30, 2012. Organic sales in the first nine months of 2013 were favorably impacted by higher sales of equipment in North America, including scrubbers equipped with ec-H2O™ technology and sweepers, and continued growth in Latin America. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 1.0% during the third quarter and during the first nine months of 2013. Organic sales increased approximately 10.6% in the third quarter and 5.7% in the first nine months of 2013.
Europe, Middle East and Africa
In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales decreased 2.4% and 7.3% to $37.4 million and $116.5 million, respectively, for the third quarter and nine months ended September 30, 2013, compared to the third quarter and nine months ended September 30, 2012. Organic sales declined approximately 5.9% and 8.8% during the third quarter and first nine months of 2013, respectively. There was a favorable foreign currency exchange impact on Net Sales during the third quarter and the first nine months of 2013 of approximately 3.5% and 1.5%, respectively. EMEA organic sales in the third quarter of 2013 were unfavorably impacted by decreases in sales of city cleaning equipment due primarily to tight municipal spending in Europe, somewhat offset by increased sales through distribution. EMEA organic sales in the first nine months of 2013 were unfavorably impacted by decreases in sales of city cleaning equipment due primarily to tight municipal spending in Europe, somewhat offset by increased sales to strategic accounts.
Asia Pacific
Net Sales in the Asia Pacific market for the third quarter and first nine months of 2013 totaled $21.1 million and $57.5 million, respectively, a decrease of 1.0% and 4.4% from the third quarter and first nine months of 2012, respectively. Organic sales in the third quarter of 2013 increased approximately 7.5% due primarily to strong sales performance in China. Organic sales in the first nine months of 2013 increased 0.6% due primarily to strong sales performance in Australia. Sales were adversely affected in the first nine months of 2013 by large city cleaning equipment sales in China during the first nine months of 2012 that did not occur again in 2013. Direct foreign currency translation exchange effects unfavorably impacted sales by approximately 8.5% and 5.0% in the third quarter and first nine months of 2013, respectively.

Gross Profit
Gross margin was 43.4% and 43.5%, respectively, for the third quarter and first nine months of 2013, as compared with 43.5% and 43.9% for the same periods in 2012. Gross margin decreased by 10 and 40 basis points, respectively, in the third quarter and first nine months of 2013, primarily driven by changes in selling channel mix and the mix of products sold.
Operating Expense
Research & Development Expense
R&D Expense in the third quarter of 2013 increased 8.4% to $8.0 million as compared with $7.4 million in the third quarter of 2012. R&D Expense as a percentage of Net Sales was 4.2% for the third quarter of 2013, an increase as compared to 4.1% in the third quarter of 2012.
R&D Expense for the nine months ended September 30, 2013 was $23.3 million, an increase of 8.1% from $21.6 million in the same period in 2012. R&D Expense as a percentage of Net Sales was 4.2% for the first nine months of 2013 as compared to 3.9% for the first nine months of 2012. Increase in R&D Expense is primarily driven by continued investment in developing innovative new products for our traditional core business, as well as our Orbio business.
Selling & Administrative Expense
S&A Expense in the third quarter of 2013 was $57.7 million as compared to $57.2 million in the third quarter of 2012. S&A Expense as a percentage of Net Sales was 30.6% for the third quarter of 2013, a decrease of 150 basis points from 32.1% in the comparable 2012 quarter. Decrease in S&A Expense as a percentage of Net Sales during 2013 is due to continued tight cost controls and improved operating efficiencies.
For the nine months ended September 30, 2013, S&A Expense decreased to $174.1 million from $177.3 million in the comparable period last year due to continued tight cost controls and improved operating efficiencies. S&A Expense as a percentage of Net Sales was 31.3% for the first nine months of 2013 versus 32.2% in the comparable period last year. Included in the lower S&A Expense in the first nine months of 2013 was the first quarter 2013 restructuring charge of $1.4 million, or 30 basis points as a percent of sales.
Gain on Sale of Business
During the third quarter of 2012, we completed the sale of our Tennant CEE GmbH subsidiary and a minority ownership in a joint venture, OOO Tennant, for a pre-tax gain of $0.8 million.
Other Income (Expense), Net
Interest Income
There was a $0.2 million and $0.6 million decrease in Interest Income in the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012. The decrease between 2013 and 2012 was primarily due to lower interest rates on cash and cash equivalents.
Interest Expense
There was $0.2 million and $0.7 million decrease in Interest Expense in the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012. The decrease in Interest Expense between periods was primarily due to a lower interest rate on a lower level of borrowings in the current period as compared to the same period in 2012.
Net Foreign Currency Transaction Losses
Net Foreign Currency Transaction Losses in the third quarter and first nine months of 2013 were $0.3 million and $1.0 million, respectively, as compared to Net Foreign Currency Transaction Losses of $0.4 million and $1.5 million in the same periods in the prior year. The favorable change in the impact from foreign currency transactions in the first nine months of 2013 was due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.
Other (Expense) Income, Net
There was no significant change in Other Income, Net in the third quarter and first nine months of 2013 as compared to the same periods in 2012.

Income Taxes
The effective tax rate in the third quarter of 2013 was 31.0% compared to the effective rate in the third quarter of the prior year of 33.3%. The tax expense for the third quarter of 2012 included a $0.2 million tax expense associated with the $0.02 million one-time net gain related to the sale of a business in Europe and a restructuring charge which materially increased the overall effective tax rate. Excluding these charges, the 2012 third quarter overall effective tax rate would have been 31.9%.
The year-to-date overall effective rate was 29.5% for 2013 compared to 32.8% for 2012. The year-to-date tax expense included the first quarter 2013 $0.4 million tax benefit associated with a $1.4 million one-time expense related to a European restructuring reserve. The tax expense for the first nine months of 2013 also included the first quarter 2013 discrete tax benefit of $0.6 million for the enactment of the Federal R&D credit retroactively impacting the tax year ended December 31, 2012. Excluding these benefits, the 2013 year-to-date overall effective tax rate would have been 30.8%. Excluding the special items described above, the 2012 overall effective tax rate would have been 32.3%.
The decrease in the overall year-to-date effective tax rate, excluding these special items, was primarily related to the mix in expected full year taxable earnings by country and more favorable discrete tax items in the first nine months of 2013.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $65.3 million at September 30, 2013, as compared to $53.9 million as of December 31, 2012. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.3 as of September 30, 2013 and 2.2 as of December 31, 2012, based on working capital of $169.5 million and $151.8 million, respectively. Our debt-to-capital ratio was 11.3% and 12.1% at September 30, 2013 and December 31, 2012, respectively.
Cash Flow Summary
Cash provided by (used for) our operating, investing and financing activities is summarized as follows (in thousands):

	Nine Months Ended
	September 30
	2013	2012
Operating Activities	$36,808	$43,282
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(11,283)	(10,830)
Acquisition of Business, Net of Cash Acquired	(750)	(750)
Proceeds from Sale of Business	3,520	1,014
(Increase) Decrease in Restricted Cash	(224)	3,089
Financing Activities	(17,044)	(26,514)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	342	1,069
Net Increase in Cash and Cash Equivalents	$11,369	$10,360
Operating Activities
Operating activities provided $36.8 million of cash for the nine months ended September 30, 2013. Cash provided by operating activities was driven primarily from Net Earnings of $29.9 million and an increase in Accounts Payable of $2.8 million partially offset by increases in Inventories, increases in Accounts Receivable and payment of Employee Compensation and Benefits liabilities. The increase in Accounts Payable was due to higher production levels and timing of payments.
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

	September 30, 2013	December 31, 2012	September 30, 2012
DSO	65	60	63
DIOH	82	78	86
As of September 30, 2013, DSO increased 2 days as compared to September 30, 2012 and increased 5 days as compared to December 31, 2012. The increase is primarily due to the variety of terms offered and mix of business having a larger unfavorable impact than the favorable trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
As of September 30, 2013, DIOH decreased 4 days as compared to September 30, 2012 primarily due to a higher level of sales in the third quarter of 2013 versus the third quarter of 2012; and increased 4 days as compared to December 31, 2012, primarily due to increased levels of inventory in support of the launches of many new products somewhat offset by progress from inventory reduction initiatives.
Investing Activities
Investing activities during the nine months ended September 30, 2013 used $8.7 million in cash. Net capital expenditures used $11.3 million and the installment payment to the former owners of Water Star used $0.8 million. This was partially offset by proceeds of $3.5 million from the sale of a business. Capital expenditures included investments in tooling related to new product development, and manufacturing and information technology process improvement projects.
Investing activities during the nine months ended September 30, 2012 used $7.5 million in cash. Net capital expenditures used $10.8 million and the installment payment to the former owners of Water Star used $0.8 million. This was partially offset by decreases in restricted cash which provided $3.1 million. Capital expenditures included investments in tooling related to new product development, and manufacturing and information technology process improvement projects.
Financing Activities
Net cash used by financing activities was $17.0 million during the first nine months of 2013. The purchases of our Common Stock per our authorized repurchase program used $16.6 million, dividend payments used $9.9 million and the payment of Long-Term Debt used $0.9 million, partially offset by proceeds from the issuance of Common Stock of $6.0 million, the excess tax benefit on stock plans of $2.9 million and the Short-Term Borrowings of $1.5 million.
Net cash used by financing activities was $26.5 million during the first nine months of 2012. The purchases of our Common Stock per our authorized repurchase program used $18.6 million, dividend payments used $9.5 million and the payment of Long-Term Debt used $2.5 million, partially offset by proceeds from the issuance of Common Stock of $2.8 million and the excess tax benefit on stock plans of $1.2 million.
Indebtedness
As of September 30, 2013, we had committed lines of credit totaling $125.0 million and uncommitted lines of credit totaling $87.7 million. There was $10.0 million in outstanding borrowings under our JPMorgan facility, $20.0 million in outstanding borrowings under our Prudential facility and $1.5 million under the facility with HSBC Shanghai as of September 30, 2013. In addition, we had stand alone letters of credit of $2.0 million outstanding and bank guarantees in the amount of $0.5 million. Commitment fees on unused lines of credit for the nine months ended September 30, 2013 were $0.2 million.
Our most restrictive covenants are part of our 2011 Credit Agreement (as defined below) with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2013, our indebtedness to EBITDA ratio was 0.41 to 1 and our EBITDA to interest expense ratio was 46.53 to 1.

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
Effective April 25, 2013, Amendment No. 1 to the 2011 Credit Agreement principally provides the following changes to the 2011 Credit Agreement:

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
The 2011 Credit Agreement gives the lenders a pledge of 65% of the stock of certain first tier foreign subsidiaries. The obligations under the 2011 Credit Agreement are also guaranteed by certain first tier domestic subsidiaries.
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

As of September 30, 2013, we were in compliance with all covenants under the 2011 Credit Agreement. There was $10.0 million in outstanding borrowings under this facility at September 30, 2013, with a weighted average interest rate of 1.49%.
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
As of September 30, 2013, there was $20.0 million in outstanding borrowings under this facility, consisting of the $10.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018 and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants under the Shelf Agreement as of September 30, 2013.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A., in the amount of 2.0 million Euros, or approximately $2.7 million. There was no balance outstanding on this facility as of September 30, 2013.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. There was $1.5 million in outstanding borrowings on this facility as of September 30, 2013, with a fixed interest rate of 4.4%.
Notes Payable
On May 31, 2011, we incurred $1.5 million in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, of which none remains outstanding as of September 30, 2013.
Contractual Obligations
Except as noted above and the renewal of our Louisville facility lease as discussed in Note 11, there have been no material changes with respect to contractual obligations as disclosed in our 2012 annual report on Form 10-K.
Newly Issued Accounting Guidance
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; however, early adoption is permitted. We do not expect this guidance to have a material impact on our results of operations or financial position.
No other new accounting pronouncements issued during 2013 but not yet effective has had, or is expected to have, a material impact on our results of operations or financial position.

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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended September 30, 2013 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

For the Quarter Ended September 30, 2013	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2013	2,063	$49.64	1,900	806,172
August 1 - 31, 2013	57,712	52.43	57,305	748,867
September 1 - 30, 2013	27,296	51.86	26,730	722,137
Total	87,071	$52.19	85,935	722,137
(1) Includes 1,136 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee stock compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2013 and 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to the Condensed Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	October 28, 2013	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	October 28, 2013	/s/ Thomas Paulson
Thomas Paulson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)