Form 10-K
period 2013-12-31
TENNANT CO
filed 2014-02-28
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-16191
TENNANT COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0572550
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013, was $873,991,079.
As of January 31, 2014, there were 18,493,836 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2014 annual meeting of shareholders (the “2014 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2013
ANNUAL REPORT
Form 10–K
(Pursuant to Securities Exchange Act of 1934)
PART I
ITEM 1 – Business
General Development of Business
Tennant Company, a Minnesota corporation that was founded in 1870 and incorporated in 1909, is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer, healthier world. The Company’s floor maintenance and outdoor cleaning equipment, chemical-free and other sustainable cleaning technologies, coatings and related products are used to clean and coat surfaces in factories, transportation facilities, public venues, warehouses, retail, education, healthcare, office buildings, parking lots and streets, and other environments. Customers include building service contract cleaners to whom organizations outsource facilities maintenance, as well as end-user businesses, healthcare facilities, schools and local, state and federal governments that handle facilities maintenance themselves. The Company reaches these customers through the industry’s largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
Segment and Geographic Area Financial Information
The Company has one reportable business segment. Sales to customers geographically located in the United States were $422.6 million, $406.2 million and $392.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Long-lived assets located in the United States were $82.7 million and $74.0 million as of the years ended December 31, 2013 and 2012, respectively. Additional financial information on the Company’s segment and geographic areas is provided throughout Item 8 and Note 17 of the Consolidated Financial Statements.
Principal Products, Markets and Distribution
The Company offers products and solutions mainly consisting of mechanized cleaning equipment targeted at manufacturing, warehouse and logistics, transportation facilities, public venues, retail, healthcare and education markets; parts, consumables and service maintenance and repair; business solutions such as rental and leasing programs; and sustainable cleaning technologies that reduce the need for chemicals in the cleaning process. Adjacent products include surface coatings and floor preservation products. The Company’s suite of offerings are marketed and sold under the following brands: Tennant®, Nobles®, Green Machines™, Alfa Uma Empresa Tennant™ and Orbio®. The Orbio brand of products and solutions is developed and managed by Orbio Technologies, a group created by Tennant to focus on expanding the opportunities for water-based sustainable technologies such as ec-H2O™ and Orbio 5000-Sc. Tennant Company’s products are sold through direct and distribution channels in various regions around the world. In North America, Brazil, Australia, China and most of Western Europe, products are sold through a direct sales organization and independent distributors. In more than 80 other countries, the Company relies on a broad network of independent distributors.

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
Seasonality
Although the Company’s business is not seasonal in the traditional sense, the percentage of revenues in each quarter typically ranges from 22% to 28% of the total year. The first quarter tends to be at the low end of the range reflecting customers’ initial slow ramp up of capital purchases and the Company’s efforts to close out orders at the end of each year. The second and fourth quarters tend to be towards the high end of the range and the third quarter is typically in the middle of the range.
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
Backlog
The Company processes orders within two weeks on average. Therefore, no significant backlogs existed at December 31, 2013 and 2012.

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
Certain of the Company’s competitors initiated legal and/or regulatory challenges in 2010 and 2011 in multiple jurisdictions challenging Tennant’s advertising claims pertaining to its ec-H2O water-based technology. The majority of these claims have been closed with no material impact to the Company. The Company does not currently view the outstanding proceedings as material and does not expect the outcome to have a material adverse effect on the Company's operating results, financial condition or cash flows.
Research and Development
The Company strives to be an industry leader in innovation and is committed to investing in research and development. The Company’s Global Innovation Center in Minnesota and engineers throughout the global locations are dedicated to various activities including researching new technologies to create meaningful product differentiation, development of new products, improvements of existing product design or manufacturing processes and exploring new product applications with customers. In 2013, 2012 and 2011, the Company spent $30.5 million, $29.3 million and $27.9 million on research and development, respectively.
Environmental Compliance
Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.
Employees
The Company employed 2,931 people in worldwide operations as of December 31, 2013.
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
We may encounter financial difficulties if the United States or other global economies experience an additional or continued significant long-term economic downturn, decreasing the demand for our products.
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
In addition, we may be vulnerable to competitors who attempt to challenge our technology and our products or diminish the reputation of our brand, all of which could adversely affect our business. Certain of our competitors have previously initiated legal and regulatory actions against us and while we do not view these challenges to be material, defense of such claims may require substantial commitment of time and money and could potentially influence new customers from readily accepting our products, such as those with our ec-H2O technology, which could adversely affect our business.
Competitors may also initiate litigation to challenge the validity of our patents or claims, allege that we infringe upon their patents, violate our patents or they may use their resources to design comparable products that avoid infringing our patents. Regardless of whether such litigation is successful, such litigation could significantly increase our costs and divert management’s attention from the operation of our business, which could adversely affect our results of operations and financial condition.
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

We may not be able to upgrade and evolve our information technology systems as quickly as we wish and we may encounter difficulties as we upgrade and evolve these systems, which could adversely impact our abilities to accomplish anticipated future cost savings, better serve our customers and protect against information system disruption, corruption or intrusions.
We have many information technology systems that are important to the operation of our business and we have many information technology systems that are in need of upgrading. We may not have adequate resources to upgrade our systems at the pace which the current business environment demands. Inability to upgrade systems on a timely basis could increase our risk of a cybersecurity incident which could lead to interruptions, delays or cessation of systems, misappropriation of confidential information and corruption of data. Additionally, significantly upgrading and evolving the capabilities of our existing systems could lead to inefficient or ineffective use of our technology due to lack of training or expertise in these evolving technology systems. These factors could lead to significant expenses, adversely impacting our results of operations and hinder our ability to offer better technology solutions to our customers.
We may not be able to effectively manage organizational changes which could negatively impact our operating results or financial condition.
We are continuing to implement global standardized processes in our business despite lean staffing levels. We continue to consolidate and reallocate resources as part of our ongoing efforts to optimize our cost structure in the current economy. Our operating results may be negatively impacted if we are unable to implement new processes and manage organizational changes. In addition, if we do not effectively manage the implementation of new processes and organizational changes, we may not fully realize the anticipated savings of these actions or they may negatively impact our ability to serve our customers or meet our strategic objectives.
Inadequate or improper funding of new technologies may result in an inability to develop and commercialize new innovative products and services.
We strive to develop new and innovative products and services to differentiate ourselves in the marketplace. New product development relies heavily on our financial and resource investments in both the short term and long term. If we fail to adequately fund product development projects or fund a project which ultimately does not gain the market acceptance we anticipated, we risk not meeting our customers' expectations, which could result in decreased revenues, declines in margin and loss of market share.
Our global operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.
Due to the international scope of our operations, we are subject to a complex system of commercial, tax and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade, tax compliance and anti-corruption such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries. Our numerous foreign subsidiaries and affiliates are governed by laws, rules and business practices that differ from those of the U.S., but because we are a U.S. based company oftentimes they are also subject to U.S. laws, which can create a conflict. Despite our due diligence, it is possible that the activities of these entities may not comply with U.S. laws or business practices or our Business Ethics Guide. Violations of the U.S. or local laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.

Increases in the cost, or disruption in the availability, of raw materials and components that we purchase could negatively impact our operating results or financial condition.
Our expanding geographical footprint and our continued use of sole source vendors coupled with suppliers’ potential credit issues could lead to an increased risk of a break-down in our supply chain. Purchased component parts are essential to our products and any defects in such parts could lead to quality issues, returns, production slow-downs or product liability risk. Modularization may lead to more sole sourced products and as we seek to outsource the design of certain key components, we risk loss of proprietary control and become more reliant on a sole source. The risk also exists that we will not be able to obtain adequate information from suppliers in order to comply with global disclosure requirements.
The SEC has adopted rules, with which we are required to comply, regarding the disclosure of the use of “conflict minerals” (commonly referred to as tin, tantalum, tungsten and gold) which are mined from the Democratic Republic of the Congo in products we manufacture or contract to manufacture. These minerals are present in a number of the Company's products. The discover and disclosure obligations are complex, and there is little formal guidance with respect to their application. Since our supply chain is complex, ultimately we may not be able to sufficiently discover the origin of the conflict minerals used in our products through the due diligence procedures that we implement, which may impact our ability to file a timely and/or accurate report with the SEC subjecting us to potential SEC enforcement risks. Additionally, if we are unable to or chose not to certify that our products are conflict mineral free, customers may choose not to purchase our products. Alternatively, if we chose to use only suppliers offering conflict free minerals, we cannot be sure that we will be able to obtain metals, if necessary, from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm our business, reduce market demand for our products, and adversely affect our profit margins, net sales, and overall financial results.
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
ITEM 4 – Mine Safety Disclosures
Not applicable.

PART II
ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION – Tennant's common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of January 31, 2014, there were 412 shareholders of record. The common stock price was $64.13 per share on January 31, 2014.The accompanying chart shows the high and low sales prices for the Company’s shares for each full quarterly period over the past two years as reported by the New York Stock Exchange:

	2013		2012
	High	Low	High	Low
First	$49.82	$44.07	$44.00	$37.75
Second	51.62	44.50	48.45	37.82
Third	62.50	49.64	44.25	36.16
Fourth	68.70	58.05	43.95	35.30
DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 69 consecutive years. Tennant’s annual cash dividend payout increased for the 42nd consecutive year to $0.72 per share in 2013, an increase of $0.03 per share over 2012. Dividends are generally declared each quarter. On February 19, 2014, the Company announced a quarterly cash dividend of $0.18 per share payable March 17, 2014, to shareholders of record on March 3, 2014.
DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.
TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:
Wells Fargo Bank, N.A.
Shareowner Services
P.O. Box 64874
St. Paul, MN 55164-0854
(800) 468-9716
EQUITY COMPENSATION PLAN INFORMATION – Information regarding equity compensation plans required by Regulation S-K Item 201(d) is incorporated by reference in Item 12 of this annual report on Form 10-K from the 2014 Proxy Statement.
SHARE REPURCHASES – On April 25, 2012, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. This was in addition to the 618,050 shares remaining under our current repurchase program at that time. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. Our credit agreements and Private Shelf Agreement restrict the payment of dividends or repurchasing of stock if, after giving effect to such payments, our leverage ratio is greater than 2.00 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year.

For the Quarter Ended December 31, 2013	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2013	15,778	$60.42	15,687	706,450
November 1–30, 2013	75,847	60.08	75,847	630,603
December 1–31, 2013	—	—	—	630,603
Total	91,625	$60.14	91,534	630,603
(1) Includes 91 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock to two indices: S&P SmallCap 600 and Morningstar Industrials Sector. The graph below compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2008, including the reinvestment of all dividends.

5-YEAR CUMULATIVE TOTAL RETURN COMPARISON

	2008	2009	2010	2011	2012	2013
Tennant Company	$100	$175	$262	$269	$310	$484
S&P SmallCap 600	$100	$126	$159	$160	$186	$263
Morningstar Industrials Sector	$100	$124	$154	$153	$176	$250

ITEM 6 – Selected Financial Data
(In thousands, except shares and per share data)

Years Ended December 31	2013		2012		2011		2010		2009
Financial Results:
Net Sales	$752,011		$738,980		$753,998		$667,667		$595,875
Cost of Sales	426,103		413,684		434,817	(3)	383,341	(4)	349,767
Gross Margin - %	43.3		44.0		42.3		42.6		41.3
Research and Development Expense	30,529		29,263		27,911		25,957		22,978
% of Net Sales	4.1		4.0		3.7		3.9		3.9
Selling and Administrative Expense	232,976	(1)	234,114	(2)	241,625	(3)	221,235	(4)	245,623	(5)
% of Net Sales	31.0		31.7		32.0		33.1		41.2
Gain on Sale of Business	—		(784)	(2)	—		—		—
% of Net Sales	—		(0.1)		—		—		—
Profit (Loss) from Operations	62,403	(1)	62,703	(2)	49,645	(3)	37,134	(4)	(22,493)	(5)
% of Net Sales	8.3		8.5		6.6		5.6		(3.8)
Total Other Expense, Net	(2,525)		(2,813)		(915)		(2,407)		(1,827)
Profit (Loss) Before Income Taxes	59,878	(1)	59,890	(2)	48,730	(3)	34,727	(4)	(24,320)	(5)
% of Net Sales	8.0		8.1		6.5		5.2		(4.1)
Income Tax Expense (Benefit)	19,647	(1)	18,306	(2)	16,017	(3)	(76)	(4)	1,921	(5)
Effective Tax Rate - %	32.8		30.6		32.9		(0.2)		7.9
Net Earnings (Loss)	40,231	(1)	41,584	(2)	32,713	(3)	34,803	(4)	(26,241)	(5)
% of Net Sales	5.3		5.6		4.3		5.2		(4.4)
Per Share Data:
Basic Net Earnings (Loss)	$2.20	(1)	$2.24	(2)	$1.74	(3)	$1.85	(4)	$(1.42)	(5)
Diluted Net Earnings (Loss)	$2.14	(1)	$2.18	(2)	$1.69	(3)	$1.80	(4)	$(1.42)	(5)
Diluted Weighted Average Shares	18,833,453		19,102,016		19,360,428		19,332,103		18,507,772
Cash Dividends	$0.72		$0.69		$0.68		$0.59		$0.53
Financial Position:
Total Assets	$456,306		$420,760		$424,262		$403,668		$377,726
Total Debt	31,803		32,323		36,455		30,828		34,211
Total Shareholders’ Equity	263,846		235,054		220,852		216,133		184,279
Current Ratio	2.4		2.2		2.2		2.1		1.9
Debt-to-Capital Ratio	10.8%		12.1%		14.2%		12.5%		15.7%
Cash Flows:
Net Cash Provided by Operations	$59,814		$47,566		$56,909		$42,530		$75,185
Capital Expenditures, Net of Disposals	(14,655)		(14,595)		(13,301)		(9,934)		(11,172)
Free Cash Flow	45,159		32,971		43,608		32,596		64,013
Other Data:
Depreciation and Amortization	$20,246		$20,872		$21,418		$21,192		$22,803
Number of employees at year-end	2,931		2,816		2,865		2,793		2,786
The results of operations from our 2011 and 2009 acquisitions have been included in the Consolidated Financial Statements, as well as the Selected Financial Data presented above, since each of their respective dates.
(1) 2013 includes restructuring charges of $3,017 pre-tax ($2,938 after-tax or $0.15 per diluted share) and a tax benefit of $582 (or $0.03 per diluted share) related to the retroactive reinstatement of the 2012 U.S. Federal Research and Development ("R&D") Tax Credit.
(2) 2012 includes a gain on sale of business of $784 pre-tax ($508 after-tax or $0.03 per diluted share), a restructuring charge of $760 pre-tax ($670 after-tax or $0.04 per diluted share) and tax benefits from an international entity restructuring of $2,043 (or $0.11 per diluted share).
(3) 2011 includes a Product Line Obsolescence charge of $4,300 pre-tax ($3,811 after-tax or $0.20 per diluted share) and an international executive severance charge of $1,217 (or $0.06 per diluted share).

(4) 2010 includes a tax benefit from the international entity restructuring of $10,913 (or $0.56 per diluted share), a workforce redeployment charge of $1,671 pre-tax ($1,196 after-tax or $0.06 per diluted share), inventory revaluation from change in functional currency designation due to international entity restructuring of $647 pre-tax ($453 after-tax or $0.02 per diluted share) and a revision of our 2008 workforce reduction reserve of $277 pre-tax ($173 after-tax or $0.01 per diluted share).
(5) 2009 includes a goodwill impairment charge of $43,363 pre-tax ($42,289 after-tax or $2.29 per diluted share), a benefit from a revision during the first quarter of 2009 to the 2008 workforce reduction charge of $1,328 pre-tax ($1,249 after-tax or $0.07 per diluted share) and a net tax benefit, primarily from a United Kingdom business reorganization, of $1,864 (or $0.10 per diluted share).
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
Net Sales in 2013 totaled $752.0 million, up from $739.0 million in the prior year primarily due to increased sales of industrial equipment and high demand for newly introduced products which were somewhat offset by lower sales of city cleaning equipment. 2013 organic sales growth, excluding the impact of foreign currency exchange, was up approximately 2.8% with growth in North America, Latin America and Asia Pacific being somewhat offset by declines in Europe due to challenging economic conditions. 2013 Gross Profit margin decreased 70 basis points to 43.3% from 44.0% in 2012 due to changes in selling channel mix and mix of products sold. Selling and Administrative Expense (“S&A Expense”) decreased 0.5%, or 70 basis points as a percentage of Net Sales, from $234.1 million in 2012 to $233.0 million in 2013 due to continued tight cost controls and improved operating leverage. Operating Profit decreased 0.5% and Operating Profit margin declined 20 basis points to 8.3% in 2013 from 8.5% in 2012 due to two restructuring charges taken during 2013 totaling $3.0 million and increased investment in R&D activities. Net Earnings for 2013 were favorably impacted by a tax benefit of $0.6 million related to the 2012 R&D tax credit which was retroactively enacted in January of 2013.
Net Earnings for 2012 were $8.9 million greater than 2011 despite a Net Sales decline of 2.0%. 2012 Gross Profit margin increased 170 basis points to 44.0% from 42.3% in 2011 due to favorable product mix, stable commodity costs and production efficiencies. Net Sales in 2012 totaled $739.0 million, which was down from $754.0 million in the prior year primarily due to lower sales unit volume in Europe stemming from weak economic conditions. 2012 organic sales growth, excluding the impact of foreign currency exchange, was essentially flat with growth in the Americas and emerging markets being offset by declines in the mature international markets. S&A Expense decreased 3.1%, or 30 basis points as a percentage of Net Sales, from $241.6 million in 2011 to $234.1 million in 2012 due to continued tight cost controls and improved operating leverage. Operating Profit increased 26.3% and Operating Profit margin improved 190 basis points to 8.5% in 2012 from 6.6% in 2011 due to higher Gross Profits and improved operating leverage. Net Earnings for 2012 were also favorably impacted by a $2.0 million tax benefit from an international entity restructuring.
Tennant continues to invest in innovative product development with 4.1% of 2013 Net Sales spent on R&D. During 2013 there were increased investments in developing innovative new products for our traditional core business, as well as our Orbio business.

We ended 2013 with a Debt-to-Capital ratio of 10.8%, $81.0 million in Cash and Cash Equivalents compared to $53.9 million at the end of 2012, and Shareholders’ Equity of $263.8 million. During 2013, we generated operating cash flows of $59.8 million. Total debt was $31.8 million as of December 31, 2013 compared to $32.3 million at the end of 2012.
Historical Results
The following table compares the historical results of operations for the years ended December 31, 2013, 2012 and 2011 in dollars and as a percentage of Net Sales (in thousands, except per share amounts and percentages):

	2013	%	2012	%	2011	%
Net Sales	$752,011	100.0	$738,980	100.0	$753,998	100.0
Cost of Sales	426,103	56.7	413,684	56.0	434,817	57.7
Gross Profit	325,908	43.3	325,296	44.0	319,181	42.3
Operating Expense:
Research and Development Expense	30,529	4.1	29,263	4.0	27,911	3.7
Selling and Administrative Expense	232,976	31.0	234,114	31.7	241,625	32.0
Gain on Sale of Business	—	—	(784)	(0.1)	—	—
Total Operating Expenses	263,505	35.0	262,593	35.5	269,536	35.7
Profit from Operations	62,403	8.3	62,703	8.5	49,645	6.6
Other Income (Expense):
Interest Income	390	0.1	1,069	0.1	752	0.1
Interest Expense	(1,761)	(0.2)	(2,517)	(0.3)	(2,238)	(0.3)
Net Foreign Currency Transaction (Losses) Gains	(671)	(0.1)	(1,403)	(0.2)	559	0.1
Other (Expense) Income, Net	(483)	(0.1)	38	—	12	—
Total Other Expense, Net	(2,525)	(0.3)	(2,813)	(0.4)	(915)	(0.1)
Profit Before Income Taxes	59,878	8.0	59,890	8.1	48,730	6.5
Income Tax Expense	19,647	2.6	18,306	2.5	16,017	2.1
Net Earnings	$40,231	5.3	$41,584	5.6	$32,713	4.3
Net Earnings per Diluted Share	$2.14		$2.18		$1.69

Consolidated Financial Results
Net Earnings for 2013 were $40.2 million, or $2.14 per diluted share, compared to $41.6 million, or $2.18 per diluted share for 2012. Net Earnings were impacted by:

•
An increase in Net Sales of 1.8%, primarily due to increased sales of industrial equipment and high demand for newly introduced products which were somewhat offset by lower sales of city cleaning equipment.

•	A 70 basis point decrease in Gross Profit margin due to changes in selling channel mix and mix of products sold.

•	A decrease in S&A Expense as a percentage of Net Sales of 70 basis points due to continued tight cost controls and improved operating efficiencies.

•	Two restructuring actions totaling $3.0 million (pre-tax) during 2013 or 40 basis points as a percentage of Net Sales.

•	A $0.6 million tax benefit related to the 2012 R&D tax credit which was retroactively enacted in January 2013.
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
Net Sales
In 2013, consolidated Net Sales were $752.0 million, an increase of 1.8% as compared to 2012. Consolidated Net Sales were $739.0 million in 2012, a decrease of 2.0% as compared to 2011.
The components of the consolidated Net Sales change for 2013 as compared to 2012, and 2012 as compared to 2011, were as follows:

Growth Elements	2013 v. 2012	2012 v. 2011
Organic Growth:
Volume	1.8%	(1.0%)
Price	1.0%	1.0%
Organic Growth	2.8%	0%
Foreign Currency	(1.0%)	(2.0%)
Total	1.8%	(2.0%)
The 1.8% increase in consolidated Net Sales for 2013 as compared to 2012 was primarily due to sales volume increases due to increased sales of industrial equipment and demand for newly introduced products.
The 2.0% decrease in consolidated Net Sales for 2012 as compared to 2011 was primarily due to the impact of an unfavorable foreign currency exchange.

The following table sets forth annual Net Sales by operating segment and the related percentage change from the prior year (in thousands, except percentages):

	2013	%	2012	%	2011
Americas	$514,544	4.7	$491,661	2.1	$481,426
Europe, Middle East and Africa	157,208	(5.4)	166,208	(11.8)	188,338
Asia Pacific	80,259	(1.1)	81,111	(3.7)	84,234
Total	$752,011	1.8	$738,980	(2.0)	$753,998
Americas – In 2013, Americas Net Sales increased 4.7% to $514.5 million as compared with $491.7 million in 2012. The primary driver of the increase in Net Sales was attributable to higher sales of equipment in North America, including scrubbers equipped with ec-H2O technology and sweepers, and continued growth in Latin America. Unfavorable direct foreign currency translation exchange effects decreased Net Sales by approximately 1.0%.
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
Europe, Middle East and Africa – Europe, Middle East and Africa (“EMEA”) Net Sales in 2013 decreased 5.4% to $157.2 million as compared to 2012 Net Sales of $166.2 million. An organic sales decrease of approximately 7.4% was primarily due to decreases in sales of city cleaning equipment due to tight municipal spending in Europe, somewhat offset by increased sales to strategic accounts. Favorable direct foreign currency exchange effects increased EMEA Net Sales by approximately 2.0% in 2013.
EMEA Net Sales in 2012 decreased 11.8% to $166.2 million as compared to 2011 Net Sales of $188.3 million. An organic sales decrease of approximately 6.3% was primarily due to sales unit volume decreases, particularly industrial equipment, due to continued economic uncertainty. Unfavorable direct foreign currency exchange effects decreased EMEA Net Sales by approximately 5.5% in 2012.
Asia Pacific – Asia Pacific Net Sales in 2013 decreased 1.1% to $80.3 million as compared to 2012 Net Sales of $81.1 million. An organic sales increase of approximately 4.4% was primarily due to increased sales of equipment in China and also sales growth in Australia and Japan. Unfavorable direct foreign currency exchange effects decreased Net Sales by approximately 5.5% in 2013.
Asia Pacific Net Sales in 2012 decreased 3.7% to $81.1 million over 2011 Net Sales of $84.2 million. An organic sales decrease of approximately 4.2% was primarily due to sales unit volume decreases in mature markets, particularly Australia, somewhat offset by growth in China. Favorable direct foreign currency exchange effects increased Net Sales by approximately 0.5% in 2012.
Gross Profit
Gross Profit margin was 43.3% in 2013, a decrease of 70 basis points as compared to 2012. Gross Profit margin in 2013 was unfavorably impacted by changes in selling channel mix and the mix of products sold.
Gross Profit margin was 44.0% in 2012, an increase of 170 basis points as compared to 2011. Gross Profit margin in 2012 was favorably impacted by favorable product mix, stable commodity costs and production efficiencies.

Operating Expenses
Research and Development Expense – R&D Expense increased $1.3 million, or 4.3%, in 2013 as compared to 2012. As a percentage of Net Sales, 2013 R&D Expense increased 10 basis points to 4.1% in 2013 from 4.0% in the prior year. R&D Expense increased in 2013 as we made additional investments in developing innovative new products for our traditional core business, as well as our Orbio business.
R&D Expense increased $1.4 million, or 4.8%, in 2012 as compared to 2011. As a percentage of Net Sales, 2012 R&D Expense increased 30 basis points to 4.0% in 2012 from 3.7% in the prior year. R&D Expense increased in 2012 as we made additional investments in our chemical-free and other sustainable cleaning technologies as well as our core business including the work to redesign our large equipment portfolio.
Selling and Administrative Expense – S&A Expense decreased by $1.1 million, or 0.5%, in 2013 compared to 2012. As a percentage of Net Sales, 2013 S&A Expense decreased 70 basis points to 31.0% due to continued tight cost controls and improved operating efficiencies. Included in the lower S&A Expense during 2013 were two restructuring actions totaling $3.0 million, or 40 basis points as a percentage of Net Sales.
S&A Expense decreased by $7.5 million, or 3.1%, in 2012 compared to 2011. As a percentage of Net Sales, 2012 S&A Expense decreased 30 basis points to 31.7% due to continued tight cost controls and improved operating efficiencies.
Other Income (Expense)
Interest Income – Interest Income was $0.4 million in 2013, a decrease of $0.7 million from 2012. The decrease between 2013 and 2012 was due to decreases in interest rates on cash invested.
Interest Income was $1.1 million in 2012, an increase of $0.3 million from 2011. The increase between 2012 and 2011 was due to an increase in cash invested.
Interest Expense – Interest Expense was $1.8 million in 2013 as compared to $2.5 million in 2012. This decrease was primarily due to lower interest rates on long-term adjustable rate borrowings.
Interest Expense was $2.5 million in 2012 as compared to $2.2 million in 2011. This increase was primarily due to a higher interest rate related to long-term fixed rate borrowings initiated in 2011.
Net Foreign Currency Transaction (Losses) Gains – Net Foreign Currency Transaction Losses were $0.7 million in 2013 as compared to Losses of $1.4 million in 2012. The favorable decrease from the prior year was due to fluctuations in foreign currency rates in the normal course of business.
Net Foreign Currency Transaction Losses were $1.4 million in 2012 as compared to Gains of $0.6 million in 2011. The unfavorable decrease from the prior year was due to fluctuations in foreign currency rates in the normal course of business.
Income Taxes
The overall effective income tax rate was 32.8%, 30.6% and 32.9% in 2013, 2012 and 2011, respectively. The tax expense for 2013 includes a $0.1 million tax benefit associated with restructuring charges of $3.0 million. The tax expense also includes a first quarter discrete tax benefit of $0.6 million for the enactment of the Federal R&D credit retroactively impacting the tax year ended December 31, 2012. Excluding these special items, the overall effective tax rate would have been 32.3%.
The tax expense for 2012 included a $2.0 million tax benefit associated with an international entity restructuring which materially decreased the overall effective tax rate. Excluding this tax benefit, the overall effective tax rate would have been 34.0%.

The decrease in the 2013 overall effective tax rate as compared to the prior year, excluding the effect of these special items, was primarily related to the mix in our full year taxable earnings by country and more favorable discrete items in 2013.
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
Liquidity and Capital Resources
Liquidity – Cash and Cash Equivalents totaled $81.0 million at December 31, 2013, as compared to $53.9 million as of December 31, 2012. Cash and Cash Equivalents held by our foreign subsidiaries totaled $13.4 million as of December 31, 2013 as compared to $10.6 million as of December 31, 2012. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.4 as of December 31, 2013 and 2.2 as of December 31, 2012, and our working capital was $183.8 million and $151.8 million, respectively.
Our Debt-to-Capital ratio was 10.8% as of December 31, 2013, compared with 12.1% as of December 31, 2012. Our capital structure was comprised of $31.8 million of Debt and $263.8 million of Shareholders’ Equity as of December 31, 2013.
Cash Flow Summary – Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	2013	2012	2011
Operating Activities	$59,814	$47,566	$56,909
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(14,655)	(14,595)	(13,301)
Acquisitions of Businesses, Net of Cash Acquired	(750)	(750)	(2,917)
Proceeds from Sale of Business	4,261	1,014	—
(Increase) Decrease in Restricted Cash	(253)	3,089	(3,279)
Financing Activities	(21,495)	(34,932)	(24,247)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	122	209	(355)
Net Increase in Cash and Cash Equivalents	$27,044	$1,601	$12,810
Operating Activities – Cash provided by operating activities was $59.8 million in 2013, $47.6 million in 2012 and $56.9 million in 2011. In 2013, cash provided by operating activities was driven by $40.2 million of Net Earnings and an increase in Accounts Payable, somewhat offset by increases in Inventories and Receivables. The increase in Inventories was in support of the launches of many new products. The increase in Receivables was due to a variety of terms offered and mix of business. Cash provided by operating activities was $12.2 million higher in 2013 as compared to 2012 primarily due to a $15.0 million discretionary contribution made to the U.S. Pension Plan in 2012 and there were no contributions made in 2013.

In 2012, cash provided by operating activities was driven by $41.6 million of Net Earnings and an increase in Accounts Receivable, somewhat offset by a decrease in accrued Employee Compensation and Benefits. The increase in Accounts Receivables was due to a variety of terms offered and mix of business. Cash provided by operating activities was $9.3 million lower in 2012 as compared to 2011 primarily due to a $15.0 million discretionary contribution made to the U.S. Pension Plan in December 2012.
For 2013, we used operating profit and operating profit margin as key indicators of financial performance and the primary metrics for performance-based incentives.
Two metrics used by management to evaluate how effectively we utilize our net assets are “Accounts Receivable Days Sales Outstanding” (“DSO”) and “Days Inventory on Hand” (“DIOH”), on a first-in, first-out (“FIFO”) basis. The metrics are calculated on a rolling three month basis in order to more readily reflect changing trends in the business. These metrics for the quarters ended December 31 were as follows (in days):

	2013	2012	2011
DSO	61	60	58
DIOH	81	78	88
DSO increased 1 day in 2013 as compared to 2012 primarily due to the variety of terms offered and mix of business having a larger unfavorable impact than the favorable trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
DIOH increased 3 days in 2013 as compared to 2012 primarily due to increased levels of inventory in support of the launches of many new products somewhat offset by progress from inventory reduction initiatives.
Investing Activities – Net cash used for investing activities was $11.4 million in 2013, $11.2 million in 2012 and $19.5 million in 2011. Net capital expenditures were $14.7 million during 2013 as compared to $14.6 million in 2012 and $13.3 million in 2011. Our 2013 capital expenditures included investments in tooling related to new product development, and manufacturing and information technology process improvement projects. Proceeds from Sale of Business provided $4.3 million in 2013 and $1.0 million in 2012.
Capital expenditures in 2012 included tooling related to new product development, manufacturing equipment and information technology process improvement projects. Capital expenditures in 2011 included tooling related to new product development, investments in our facilities including the new plant in China, technology upgrades, and manufacturing and lab equipment.
Financing Activities – Net cash used for financing activities was $21.5 million in 2013, $34.9 million in 2012 and $24.2 million in 2011. In 2013, payments of dividends used $13.2 million and payments of Long-Term Debt used $1.1 million, partially offset by Short-Term Borrowings of $1.5 million. In 2012, payments of Long-Term Debt used $3.0 million and payments of dividends used $12.8 million. In 2011, payments of Long-Term Debt used $19.3 million, which was more than offset by a $20.0 million issuance of fixed rate Long-Term Debt, and payments of dividends used $12.9 million. Our annual cash dividend payout increased for the 42nd consecutive year to $0.72 per share in 2013, an increase of $0.03 per share over 2012.
Proceeds from the issuance of Common Stock generated $8.3 million in 2013, $4.2 million in 2012 and $4.2 million in 2011.
On April 25, 2012, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. This was in addition to the 618,050 shares remaining under our current repurchase program at that time. At December 31, 2013, there were 630,603 remaining shares authorized for repurchase.

There were 434,118 shares repurchased in 2013 in the open market, 621,340 shares repurchased in 2012 and 469,304 shares repurchased during 2011, at average repurchase prices of $51.04 during 2013, $40.78 during 2012 and $37.51 during 2011. Our Credit Agreement with JPMorgan Chase Bank limits the payment of dividends and repurchases of stock to amounts ranging from $50.0 million to $75.0 million per fiscal year based on our leverage ratio after giving effect to such payments for the life of the agreement.
Indebtedness – As of December 31, 2013, we had committed lines of credit totaling approximately $125.0 million and uncommitted lines of credit totaling approximately $87.8 million. There were $10.0 million outstanding borrowings under our JPMorgan facility, $20.0 million outstanding borrowings under our Prudential facility and $1.5 million outstanding under the facility with HSBC Shanghai as of December 31, 2013. In addition, we had stand alone letters of credit of approximately $2.1 million outstanding and bank guarantees in the amount of approximately $0.5 million. Commitment fees on unused lines of credit for the year ended December 31, 2013 were $0.3 million.
Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in our Shelf Agreement with Prudential described below, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2013, our indebtedness to EBITDA ratio was 0.41 to 1 and our EBITDA to interest expense ratio was 48.00 to 1.
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

Effective April 25, 2013, Amendment No. 1 to the 2011 Credit Agreement principally provides the following changes to the 2011 Credit Agreement:

•	extends the maturity date of the 2011 Credit Agreement to March 1, 2018;

•	changes the fees for committed funds under the 2011 Credit Agreement to an annual rate ranging from 0.20% to 0.35%, depending on our leverage ratio;

•	changes the per annum interest rate on Eurocurrency borrowings to adjusted LIBOR plus an additional spread of 1.30% to 1.90%, depending on our leverage ratio;

•
changes the ABR rate at which borrowings bear interest to a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.0%, plus, in any such case, an additional spread of 0.30% to 0.90%, depending on our leverage ratio; and

•	changes related to new or recently revised financial regulations.
The 2011 Credit Agreement gives the Lenders a pledge of 65% of the stock of certain first tier foreign subsidiaries. The obligations under the 2011 Credit Agreement are also guaranteed by certain of our first tier domestic subsidiaries.
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

As of December 31, 2013 we were in compliance with all covenants under the Credit Agreement. There was $10.0 million in outstanding borrowings under this facility at December 31, 2013, with a weighted average interest rate of 1.47%.
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

On May 5, 2011, we entered into Amendment No. 1 to our Private Shelf Agreement (the “Amendment”).
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
As of December 31, 2013, there was $20.0 million in outstanding borrowings under this facility; the $10.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018; and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants of the Shelf Agreement as of December 31, 2013.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2.0 million Euros or approximately $2.8 million. There was no balance outstanding on this facility as of December 31, 2013.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. There was $1.5 million in outstanding borrowings on this facility as of December 31, 2013, with a fixed interest rate of 5.1%.
Notes Payable
On May 31, 2011, we incurred $1.5 million in debt related to installment payments due to the former owners of Water Star, Inc. ("Water Star") in connection with our acquisition of Water Star, of which none remains outstanding as of December 31, 2013.
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
Contractual Obligations – Our contractual obligations as of December 31, 2013, are summarized by period due in the following table (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Short-term Borrowings(1)	$1,500	$1,500	$—	$—	$—
Long-term debt(2)	30,009	2,009	6,857	16,857	4,286
Interest payments on long-term debt(2)	3,360	898	1,438	760	264
Capital leases	283	283	—	—	—
Interest payments on capital leases	17	17	—	—	—
Retirement benefit plans(3)	1,346	1,346	—	—	—
Deferred compensation arrangements(4)	7,628	588	530	208	6,302
Operating leases(5)	19,886	8,398	8,507	2,670	311
Purchase obligations(6)	54,262	53,419	843	—	—
Other(7)	7,670	7,670	—	—	—
Total contractual obligations	$125,961	$76,128	$18,175	$20,495	$11,163
(1)Short-term debt represents bank borrowings from our banking facility with HSBC Bank (China) Company Limited, Shanghai Branch. Amounts drawn on the facility are due within 1 year with a fixed interest rate of 5.1%.
(2)Long-term debt represents bank borrowings and borrowings through our Credit Agreement with JPMorgan and our Shelf Agreement with Prudential. Our Credit Agreement with JPMorgan does not have specified repayment terms; therefore, repayment is due upon expiration of the agreement on March 1, 2018. Interest payments on our Credit Agreement were calculated using the December 31, 2013 LIBOR rate based on the assumption that the principal would be repaid in full upon the expiration of the agreement. Our borrowings under our Shelf Agreement with Prudential have 7 and 10 year terms, serially maturing from 2014 to 2021 with fixed interest rates of 4.00% and 4.10%, respectively.
(3)Our retirement benefit plans, as described in Note 11 of the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Our plan obligations totaled $5.9 million as of December 31, 2013. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our 2014 expected contribution in the contractual obligations table.
(4)The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $7.6 million as of

December 31, 2013. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant distribution elections.
(5)Operating lease commitments consist primarily of office and warehouse facilities, vehicles and office equipment as discussed in Note 13 of the Consolidated Financial Statements.
(6)Purchase obligations include all known open purchase orders, contractual purchase commitments and contractual obligations as of December 31, 2013.
(7)Other obligations include collateralized borrowings as discussed in Note 8 of the Consolidated Financial Statements and residual value guarantees as discussed in Note 13 of the Consolidated Financial Statements.
Total contractual obligations exclude our gross unrecognized tax benefits of $3.7 million and accrued interest and penalties of $0.5 million as of December 31, 2013. We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 14 of the Consolidated Financial Statements.
Newly Issued Accounting Guidance
Presentation of Unrecognized Tax Benefits
In July 2013, the Financial Accounting Standards Board issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; however, early adoption is permitted. We do not expect this guidance to have a material impact on our results of operations or financial position.
No other new accounting pronouncements issued during 2013 but not yet effective has had, or is expected to have, a material impact on our results of operations or financial position.

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Our significant accounting policies are described in Note 1 of the Consolidated Financial Statements. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the Consolidated Financial Statements. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our Consolidated Financial Statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.
Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Bad debt write-offs as a percentage of Net Sales were approximately 0.2% in 2013, 0.3% in 2012 and 0.2% in 2011. As of December 31, 2013, we had $4.5 million reserved against Accounts Receivable for doubtful accounts.
Inventory Reserves – We value our inventory at the lower of the cost of inventory or fair market value through the establishment of a reserve for excess, slow moving and obsolete inventory. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed by comparing our inventory levels to our projected demand requirements based on historical demand, market conditions and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there are significant declines in demand for certain products. This reserve creates a new cost basis for these products and is considered permanent. As of December 31, 2013, we had $3.3 million reserved against Inventories.
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
If our goodwill impairment testing resulted in one or more of our reporting units’ carrying amount exceeding its fair value, we would write down our reporting units’ carrying amount to its fair value and would record an impairment charge in our results of operations in the period such determination is made. Subsequent reversal of goodwill impairment charges is not permitted. Each of our reporting units were analyzed for impairment as of December 31, 2013 and based upon our analysis, the estimated fair values of our reporting units substantially exceeded their carrying amounts. We had Goodwill of $18.9 million as of December 31, 2013.
Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to net sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty expense as a percentage of Net Sales was 1.4% in 2013, 1.7% in 2012 and 1.7% in 2011. As of December 31, 2013, we had $9.7 million reserved for future estimated warranty costs.
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
Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our Consolidated Statements of Earnings. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2013, a valuation allowance of $7.2 million was recorded against foreign tax loss carry-forwards and state credit carry-forwards.

Cautionary Factors Relevant to Forward-Looking Information
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contain certain statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include:

•	Geopolitical and economic uncertainty throughout the world.

•	Competition in our business.

•	Ability to attract and retain key personnel.

•	Ability to successfully upgrade, evolve and protect our information technology systems.

•	Ability to effectively manage organizational changes.

•	Ability to develop and commercialize new innovative products and services.

•	Ability to comply with laws and regulations.

•	Fluctuations in the cost or availability of raw materials and purchased components.

•	Unforeseen product liability claims or product quality issues.

•	Occurrence of a significant business interruption.

•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.
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
During the first part of 2013, our raw materials and other purchased component costs were unfavorably impacted by commodity prices although we were able to somewhat mitigate these higher costs with pricing actions and cost reduction activities. We continue to focus on mitigating the risk of continued future raw material or other product component cost increases through product pricing, negotiations with our vendors and cost reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices increase significantly and we are not able to offset the increases with higher selling prices, our results may be unfavorably impacted in 2014.
Foreign Currency Exchange Risk – Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposures are with the Euro, Australian and Canadian dollars, British pound, Japanese yen, Chinese yuan and Brazilian real against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between our operations in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volume within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations.
It is not possible to determine the exact impact of foreign currency translation changes. However, the direct effect on reported net sales can be estimated. For the year ended December 31, 2013, the impact of foreign currency translation resulted in an overall approximate 1% decrease in reported Net Sales. For details of the effects of currency translation on Net Sales of Tennant Company's operating segments, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of $30.3 million and $42.5 million at the end of 2013 and 2012, respectively. For further information regarding our foreign currency forward exchange contracts, see Note 10 of the Consolidated Financial Statements. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of December 31, 2013, from a 10% adverse change is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.
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

We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as included in Item 15.A.2. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Tennant Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Minneapolis, Minnesota
February 28, 2014

Consolidated Statements of Earnings
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

Years ended December 31	2013	2012	2011
Net Sales	$752,011	$738,980	$753,998
Cost of Sales	426,103	413,684	434,817
Gross Profit	325,908	325,296	319,181
Operating Expense:
Research and Development Expense	30,529	29,263	27,911
Selling and Administrative Expense	232,976	234,114	241,625
Gain on Sale of Business	—	(784)	—
Total Operating Expense	263,505	262,593	269,536
Profit from Operations	62,403	62,703	49,645
Other Income (Expense):
Interest Income	390	1,069	752
Interest Expense	(1,761)	(2,517)	(2,238)
Net Foreign Currency Transaction (Losses) Gains	(671)	(1,403)	559
Other (Expense) Income, Net	(483)	38	12
Total Other Expense, Net	(2,525)	(2,813)	(915)
Profit Before Income Taxes	59,878	59,890	48,730
Income Tax Expense	19,647	18,306	16,017
Net Earnings	$40,231	$41,584	$32,713

Net Earnings per Share:
Basic	$2.20	$2.24	$1.74
Diluted	$2.14	$2.18	$1.69

Weighted Average Shares Outstanding:
Basic	18,297,371	18,544,896	18,832,693
Diluted	18,833,453	19,102,016	19,360,428

Cash Dividends Declared per Common Share	$0.72	$0.69	$0.68
See accompanying Notes to Consolidated Financial Statements.
Consolidated Statements of Comprehensive Income
TENNANT COMPANY AND SUBSIDIARIES
(In thousands)

Years ended December 31	2013	2012	2011
Net Earnings	$40,231	$41,584	$32,713
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(2,242)	574	(3,125)
Pension and retiree medical benefits	12,282	(2,534)	(6,192)
Income Taxes:
Foreign currency translation adjustments	(15)	(25)	—
Pension and retiree medical benefits	(4,663)	889	2,354
Total Other Comprehensive Income (Loss), net of tax	5,362	(1,096)	(6,963)
Comprehensive Income	$45,593	$40,488	$25,750
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

December 31	2013	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$80,984	$53,940
Restricted Cash	393	187
Receivables:
Trade, less Allowances of $4,526 and $4,399, respectively	135,492	131,470
Other	4,690	6,677
Net Receivables	140,182	138,147
Inventories	66,906	58,136
Prepaid Expenses	11,426	11,309
Deferred Income Taxes, Current Portion	13,723	11,339
Other Current Assets	1,682	388
Total Current Assets	315,296	273,446
Property, Plant and Equipment	300,906	294,910
Accumulated Depreciation	(217,430)	(208,717)
Property, Plant and Equipment, Net	83,476	86,193
Deferred Income Taxes, Long-Term Portion	2,423	10,989
Goodwill	18,929	19,717
Intangible Assets, Net	19,028	21,393
Other Assets	17,154	9,022
Total Assets	$456,306	$420,760
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$3,803	$2,042
Accounts Payable	53,079	47,002
Employee Compensation and Benefits	29,756	33,021
Income Taxes Payable	812	785
Other Current Liabilities	44,076	38,844
Total Current Liabilities	131,526	121,694
Long-Term Liabilities:
Long-Term Debt	28,000	30,281
Employee-Related Benefits	25,173	25,873
Deferred Income Taxes, Long-Term Portion	2,870	3,325
Other Liabilities	4,891	4,533
Total Long-Term Liabilities	60,934	64,012
Total Liabilities	192,460	185,706
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Preferred Stock of $0.02 par value per share, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value per share, 60,000,000 shares authorized; 18,491,524 and 18,464,450 issued and outstanding, respectively	6,934	6,924
Additional Paid-In Capital	31,956	22,398
Retained Earnings	249,927	236,065
Accumulated Other Comprehensive Loss	(24,971)	(30,333)
Total Shareholders’ Equity	263,846	235,054
Total Liabilities and Shareholders’ Equity	$456,306	$420,760
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES
(In thousands)

Years ended December 31	2013	2012	2011
OPERATING ACTIVITIES
Net Earnings	$40,231	$41,584	$32,713
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	17,686	18,072	18,088
Amortization	2,560	2,800	3,330
Impairment of Intangible Assets	—	—	2,058
Deferred Income Taxes	5,622	3,166	(1,352)
Share-Based Compensation Expense	6,116	9,092	5,407
Allowance for Doubtful Accounts and Returns	1,279	1,427	1,879
Gain on Sale of Business	—	(784)	—
Other, Net	219	(126)	508
Changes in Operating Assets and Liabilities, Excluding the Impact of Acquisitions:
Receivables, Net	(7,618)	(11,811)	(4,451)
Inventories	(11,967)	(149)	(7,665)
Accounts Payable	6,120	970	4,612
Employee Compensation and Benefits	(4,178)	(3,005)	1,177
Other Current Liabilities	5,552	1,549	1,711
Income Taxes	(248)	797	1,668
U.S. Pension Plan Contributions	—	(16,731)	—
Other Assets and Liabilities	(1,560)	715	(2,774)
Net Cash Provided by Operating Activities	59,814	47,566	56,909
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(14,775)	(15,623)	(13,902)
Proceeds from Disposals of Property, Plant and Equipment	120	1,028	601
Acquisition of Businesses, Net of Cash Acquired	(750)	(750)	(2,917)
Proceeds from Sale of Business	4,261	1,014	—
(Increase) Decrease in Restricted Cash	(253)	3,089	(3,279)
Net Cash Used for Investing Activities	(11,397)	(11,242)	(19,497)
FINANCING ACTIVITIES
Change in Short-Term Borrowings, Net	1,500	—	—
Payments of Long-Term Debt	(1,096)	(2,986)	(19,272)
Issuance of Long-Term Debt	—	—	20,000
Purchases of Common Stock	(22,157)	(25,343)	(17,603)
Proceeds from Issuances of Common Stock	8,313	4,167	4,214
Excess Tax Benefit on Stock Plans	5,178	2,047	1,266
Dividends Paid	(13,233)	(12,817)	(12,852)
Net Cash Used for Financing Activities	(21,495)	(34,932)	(24,247)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	122	209	(355)
NET INCREASE IN CASH AND CASH EQUIVALENTS	27,044	1,601	12,810
Cash and Cash Equivalents at Beginning of Year	53,940	52,339	39,529
CASH AND CASH EQUIVALENTS AT END OF YEAR	$80,984	$53,940	$52,339
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Income Taxes	$13,458	$11,563	$13,158
Interest	$1,602	$2,375	$2,059
Supplemental Non-Cash Investing and Financing Activities:
Capital Expenditures Funded Through Capital Leases	$601	$1,526	$2,893
Capital Expenditures in Accounts Payable	$1,090	$1,582	$2,669
Notes Payable Related to Water Star, Inc. Acquisition	$—	$—	$1,500
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2010	19,038,843	$7,140	$10,876	$220,391	$(22,274)	$216,133
Net Earnings	—	—	—	32,713	—	32,713
Other Comprehensive Loss	—	—	—	—	(6,963)	(6,963)
Issue Stock for Directors, Employee Benefit and Stock Plans	265,401	99	4,019	—	—	4,118
Share-Based Compensation	—	—	4,041	—	—	4,041
Dividends paid $0.68 per Common Share	—	—	—	(12,852)	—	(12,852)
Tax Benefit on Stock Plans	—	—	1,265	—	—	1,265
Purchases of Common Stock	(469,304)	(176)	(5,119)	(12,308)	—	(17,603)
Balance, December 31, 2011	18,834,940	$7,063	$15,082	$227,944	$(29,237)	$220,852
Net Earnings	—	—	—	41,584	—	41,584
Other Comprehensive Loss	—	—	—	—	(1,096)	(1,096)
Issue Stock for Directors, Employee Benefit and Stock Plans	250,850	94	2,423	—	—	2,517
Share-Based Compensation	—	—	7,310	—	—	7,310
Dividends paid $0.69 per Common Share	—	—	—	(12,817)	—	(12,817)
Tax Benefit on Stock Plans	—	—	2,047	—	—	2,047
Purchases of Common Stock	(621,340)	(233)	(4,464)	(20,646)	—	(25,343)
Balance, December 31, 2012	18,464,450	$6,924	$22,398	$236,065	$(30,333)	$235,054
Net Earnings	—	—	—	40,231	—	40,231
Other Comprehensive Income	—	—	—	—	5,362	5,362
Issue Stock for Directors, Employee Benefit and Stock Plans	461,192	173	6,549	—	—	6,722
Share-Based Compensation	—	—	6,689	—	—	6,689
Dividends paid $0.72 per Common Share	—	—	—	(13,233)	—	(13,233)
Tax Benefit on Stock Plans	—	—	5,178	—	—	5,178
Purchases of Common Stock	(434,118)	(163)	(8,858)	(13,136)	—	(22,157)
Balance, December 31, 2013	18,491,524	$6,934	$31,956	$249,927	$(24,971)	$263,846
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
Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of Accumulated Other Comprehensive Loss. The balance of cumulative foreign currency translation adjustments recorded within Accumulated Other Comprehensive Loss as of December 31, 2013, 2012 and 2011 was a net loss of $21,991, $19,734 and $20,283, respectively. The majority of translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Net Foreign Currency Transaction (Losses) Gains are included in Other Income (Expense).
Use of Estimates – In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"), management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. A number of these factors include, among others, economic conditions, credit markets, foreign currency, commodity cost volatility and consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Cash and Cash Equivalents – We consider all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.
Restricted Cash – We have a total of $393 as of December 31, 2013 that serves as collateral backing certain bank guarantees and is therefore restricted. This money is invested in time deposits.
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
Inventories – Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis except for Inventories in North America and Japan which are determined on a last-in, first-out (“LIFO”) basis.
Property, Plant and Equipment – Property, plant and equipment is carried at cost. Additions and improvements that extend the lives of the assets are capitalized while expenditures for repairs and maintenance are expensed as incurred. We generally depreciate buildings and improvements by the straight-line method over a life of 30 years . Other property, plant and equipment are generally depreciated using the straight-line method based on lives of 3 years to 15 years.
Goodwill – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. We analyze Goodwill on an annual basis as of year end and when an event occurs or circumstances change that may reduce the fair value of one of our reporting units below its carrying amount. A goodwill impairment occurs if the carrying amount of a reporting unit’s goodwill exceeds its fair value. In assessing the recoverability of Goodwill, we use an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.
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
Postretirement Benefits – We accrue and recognize the cost of retiree health benefits over the employees’ period of service based on actuarial estimates. Benefits are only available for U.S. employees hired before January 1, 1999.
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
Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped. Provisions for estimated returns, rebates and discounts are provided for at the time the related revenue is recognized. Freight revenue billed to customers is included in Net Sales and the related shipping expense is included in Cost of Sales. Service revenue is recognized in the period the service is performed or ratably over the period of the related service contract.
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
Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, e-mail marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2013, 2012 and 2011 such activities amounted to $6,412, $6,466 and $6,728, respectively.
Income Taxes – Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided when, in management’s judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have established contingent tax liabilities using management’s best judgment. We follow guidance provided by Accounting Standards Codification ("ASC") 740, Income Taxes, regarding uncertainty in income taxes, to record these contingent tax liabilities (refer to Note 14 of the Consolidated Financial Statements for additional information). We adjust these liabilities as facts and circumstances change. Interest Expense is recognized in the first period the interest would begin accruing. Penalties are recognized in the period we claim or expect to claim the position in our tax return. Interest and penalties expenses are classified as an income tax expense.
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
Q4 2013 Action - During the fourth quarter of 2013, we implemented a restructuring action. A pre-tax charge of $1,577 was recognized in the fourth quarter as a result of this action. The pre-tax charge consisted primarily of severance and was included within Selling and Administrative Expense in the Consolidated Statements of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q4 2013 restructuring action	$1,577
December 31, 2013 balance	$1,577
Q1 2013 Action - During the first quarter of 2013, we implemented a restructuring action. A pre-tax charge of $1,440 was recognized in the first quarter as a result of this action. The pre-tax charge consisted primarily of severance and was included within Selling and Administrative Expense in the Consolidated Statements of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q1 2013 restructuring action	$1,440
Cash payments	(1,110)
Foreign currency adjustments	17
December 31, 2013 balance	$347
2012 Action – During the third quarter of 2012, we implemented a restructuring action. A pre-tax charge of $760 was recognized in the third quarter as a result of this action. The pre-tax charge consisted primarily of severance and was included within Selling and Administrative Expense in the Consolidated Statements of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2012 restructuring action	$760
Cash payments	(414)
Foreign currency adjustments	27
December 31, 2012 balance	$373
2013 utilization:
Cash payments	(328)
Foreign currency adjustments	(27)
Change in estimate	(18)
December 31, 2013 balance	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

4.	Acquisitions and Divestitures
Acquisitions
On May 31, 2011, we acquired Water Star, Inc. (“Water Star”), a Newbury, Ohio firm specializing in electrochemistry for $4,456. The total purchase price of $4,456 was comprised of $2,956 paid at closing and two $750 installment payments were paid in cash on May 31, 2012 and 2013. This acquisition is consistent with our strategy to expand our intellectual property in support of our long-term vision to deliver sustainable, breakthrough innovations.
The components of the purchase price of the business combination described above have been allocated as follows:

Current Assets	$426
Property, Plant and Equipment, Net	167
Identified Intangible Assets	3,800
Goodwill	472
Total Assets Acquired	4,865
Current Liabilities	409
Total Liabilities Assumed	409
Net Assets Acquired	$4,456
Divestitures
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014 as of the date of sale, in cash and financed the remaining €5,351, for a total purchase price of €6,166. A total of €2,126, or $2,826, was received in equal quarterly payments during 2013 and the first anniversary payment of €1,075, or $1,435 was received on July 31, 2013. The remaining €2,150, or $2,963 as of December 31, 2013, will be received in equal installments on the second and third anniversary dates of the divestiture. As a result of this divestiture, we recorded a pre-tax gain of $784 in our Profit from Operations in the Consolidated Statements of Earnings for the year ended December 31, 2012.
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
The assets and liabilities transferred under the Share Purchase Agreement on the date of sale were as follows:

Accounts Receivable	$4,398
Inventories	4,271
Other Current Assets	87
Current Assets	8,756
Property, Plant and Equipment, Net	170
Total Assets Divested	8,926
Current Liabilities	1,121
Total Liabilities Divested	1,121
Net Assets Divested	$7,805

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

5.	Inventories
Inventories as of December 31, consisted of the following:

	2013	2012
Inventories carried at LIFO:
Finished goods	$36,238	$33,546
Raw materials, production parts and work-in-process	13,922	14,291
LIFO reserve	(27,463)	(27,608)
Total LIFO inventories	22,697	20,229
Inventories carried at FIFO:
Finished goods	31,489	25,623
Raw materials, production parts and work-in-process	12,720	12,284
Total FIFO inventories	44,209	37,907
Total Inventories	$66,906	$58,136
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Property, Plant and Equipment
Property, Plant and Equipment and related Accumulated Depreciation, including equipment under capital leases, as of December 31, consisted of the following:

	2013	2012
Land	$4,311	$4,294
Buildings and improvements	53,490	52,597
Machinery and manufacturing equipment	143,413	140,330
Office equipment	91,048	88,814
Work in progress	8,644	8,875
Total Property, Plant and Equipment	300,906	294,910
Less: Accumulated Depreciation	(217,430)	(208,717)
Net Property, Plant and Equipment	$83,476	$86,193
Depreciation expense was $17,686 in 2013, $18,072 in 2012 and $18,088 in 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

7.	Goodwill and Intangible Assets
For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America; Latin America; Europe, Middle East, Africa (“EMEA”) and Asia Pacific. As of December 31, 2013, 2012 and 2011, we performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Based on our analysis of qualitative factors, we determined that it was not necessary to perform the two-step goodwill impairment test for any of our reporting units.
The changes in the carrying amount of Goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2011	$66,523	$(46,220)	$20,303
Foreign currency fluctuations	2,062	(2,648)	(586)
Balance as of December 31, 2012	$68,585	$(48,868)	$19,717
Foreign currency fluctuations	321	(1,109)	(788)
Balance as of December 31, 2013	$68,906	$(49,977)	$18,929
The balances of acquired Intangible Assets, excluding Goodwill, as of December 31, are as follows:

	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of December 31, 2013
Original cost	$23,763	$4,836	$7,347	$35,946
Accumulated amortization	(11,609)	(1,976)	(3,333)	(16,918)
Carrying amount	$12,154	$2,860	$4,014	$19,028
Weighted-average original life (in years)	15	14	13

Balance as of December 31, 2012
Original cost	$23,817	$4,657	$7,197	$35,671
Accumulated amortization	(9,907)	(1,565)	(2,806)	(14,278)
Carrying amount	$13,910	$3,092	$4,391	$21,393
Weighted-average original life (in years)	15	14	13
During the second quarter of 2011, we impaired customer lists and technology Intangible Assets totaling $1,805 related to the obsolescence of the two Hofmans outdoor city cleaning products in Europe. This impairment charge is included within Selling and Administrative Expense in the 2011 Consolidated Statement of Earnings.
Amortization expense on Intangible Assets was $2,560, $2,800 and $3,330 for the years ended December 31, 2013, 2012 and 2011, respectively.
Estimated aggregate amortization expense based on the current carrying amount of amortizable Intangible Assets for each of the five succeeding years is as follows:

2014	$2,387
2015	2,204
2016	1,871
2017	1,768
2018	1,761
Thereafter	9,037
Total	$19,028

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

8.	Debt
Debt as of December 31, consisted of the following:

	2013	2012
Short-Term Debt:
Credit facility borrowings	$1,500	$—
Long-Term Debt:
Bank borrowings	9	22
Credit facility borrowings	30,000	30,000
Notes payable	—	750
Collateralized borrowings	11	39
Capital lease obligations	283	1,512
Total Debt	31,803	32,323
Less: current portion	(3,803)	(2,042)
Long-term portion	$28,000	$30,281
As of December 31, 2013, we had committed lines of credit totaling approximately $125,000 and uncommitted lines of credit totaling approximately $87,757. There were $10,000 outstanding borrowings under our JPMorgan facility, $20,000 outstanding borrowings under our Prudential facility and $1,500 outstanding under the facility with HSBC Shanghai as of December 31, 2013. In addition, we had stand alone letters of credit of approximately $2,060 outstanding and bank guarantees in the amount of approximately $501. Commitment fees on unused lines of credit for the year ended December 31, 2013 were $307.
Our most restrictive covenants are part of our Credit Agreement with JPMorgan, which are the same covenants in our Shelf Agreement with Prudential described below, and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2013, our indebtedness to EBITDA ratio was 0.41 to 1 and our EBITDA to interest expense ratio was 48.00 to 1.
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
Effective April 25, 2013, Amendment No. 1 to the 2011 Credit Agreement principally provides the following changes to the 2011 Credit Agreement:

•	extends the maturity date of the 2011 Credit Agreement to March 1, 2018;

•	changes the fees for committed funds under the 2011 Credit Agreement to an annual rate ranging from 0.20% to 0.35%, depending on our leverage ratio;

•	changes the per annum interest rate on Eurocurrency borrowings to adjusted LIBOR plus an additional spread of 1.30% to 1.90%, depending on our leverage ratio;

•
changes the ABR rate at which borrowings bear interest to a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.0%, plus, in any such case, an additional spread of 0.30% to 0.90%, depending on our leverage ratio; and

•	changes related to new or recently revised financial regulations.
The 2011 Credit Agreement gives the Lenders a pledge of 65% of the stock of certain first tier foreign subsidiaries. The obligations under the 2011 Credit Agreement are also guaranteed by certain of our first tier domestic subsidiaries.

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

As of December 31, 2013 we were in compliance with all covenants under the Credit Agreement. There was $10,000 in outstanding borrowings under this facility at December 31, 2013, with a weighted average interest rate of 1.47%.
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
On May 5, 2011, we entered into Amendment No. 1 to our Private Shelf Agreement (the “Amendment”).
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
As of December 31, 2013, there was $20,000 in outstanding borrowings under this facility; the $10,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018; and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. We were in compliance with all covenants of the Shelf Agreement as of December 31, 2013.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2,000 Euros or approximately $2,757. There was no balance outstanding on this facility as of December 31, 2013.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. There was $1,500 in outstanding borrowings on this facility as of December 31, 2013, with a fixed interest rate of 5.1%.
Notes Payable
On May 31, 2011, we incurred $1,500 in debt related to installment payments due to the former owners of Water Star in connection with our acquisition of Water Star, of which none remains outstanding as of December 31, 2013.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The aggregate maturities of our outstanding debt including capital lease obligations as of December 31, 2013, are as follows:

2014	$4,718
2015	4,217
2016	4,078
2017	3,940
2018	13,678
Thereafter	4,549
Total minimum obligations	$35,180
Less: amount representing interest	(3,377)
Total	$31,803

9.	Other Current Liabilities
Other Current Liabilities as of December 31, consisted of the following:

	2013	2012
Taxes, other than income taxes	$6,565	$4,768
Warranty	9,663	9,357
Deferred revenue	2,303	1,878
Rebates	7,647	6,983
Freight	4,593	3,999
Miscellaneous accrued expenses	8,492	8,115
Other	4,813	3,744
Total	$44,076	$38,844
The changes in warranty reserves for the three years ended December 31 were as follows:

	2013	2012	2011
Beginning balance	$9,357	$8,759	$7,043
Product warranty provision	10,649	12,395	12,815
(Divested) acquired reserves	—	(236)	10
Foreign currency	(48)	(15)	(63)
Claims paid	(10,295)	(11,546)	(11,046)
Ending balance	$9,663	$9,357	$8,759

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

10.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at December 31, 2013 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$16	$—	$16	$—
Total Assets	$16	$—	$16	$—
Liabilities:
Foreign currency forward exchange contracts	$109	$—	$109	$—
Total Liabilities	$109	$—	$109	$—
Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.
We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Consolidated Balance Sheets and are recognized in Other Income (Expense) under Net Foreign Currency Transaction (Losses) Gains within the Consolidated Statements of Earnings. As of December 31, 2013 the fair value of such contracts outstanding was an asset of $16 and a liability of $109. As of December 31, 2012 the fair value of such contracts outstanding was an asset of $388 and a liability of $404. We recognized a net gain of $1,068 during 2013, a net gain of $1,026 during 2012 and a net loss of $1,444 during 2011. At December 31, 2013 and 2012, the notional amounts of foreign currency forward exchange contracts outstanding were $30,280 and $42,475, respectively.
The carrying amounts reported in the Consolidated Balance Sheets for Cash and Cash Equivalents, Restricted Cash, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable and Other Current Liabilities approximate fair value due to their short-term nature.
The fair market value of our Long-Term Debt approximates cost, based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

11.	Retirement Benefit Plans
Substantially all U.S. employees are covered by various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans and defined contribution savings plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our plans was $11,766, $11,192 and $11,271 in 2013, 2012 and 2011, respectively.
We have a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) in the U.S. covering certain current and retired employees. Plan benefits are based on the years of service and compensation during the highest five consecutive years of service in the final ten years of employment. No new participants have entered the plan since 2000. The plan has 442 participants including 90 active employees as of December 31, 2013.
We have a U.S. postretirement medical benefit plan (the “U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with Tennant and age upon retirement.
Our defined contribution savings plan (“401(k)”) covers substantially all U.S. employees. Under this plan, we match up to 3% of the employee’s annual compensation in cash to be invested per their election. We also make a profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial performance and can be funded in the form of Tennant stock, cash or a combination of both. Expenses for the 401(k) plan were $6,423, $6,226 and $6,864 during 2013, 2012 and 2011, respectively.
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
We expect to contribute approximately $149 to our U.S. Nonqualified Plan, $919 to our U.S. Retiree Plan, $237 to our U.K. Pension Plan and $41 to our German Pension Plan in 2014. No contributions to the U.S. Pension Plan are expected to be required during 2014. There were no contributions made to the U.S. Pension Plan during 2013. During 2012, we made a $15,000 discretionary contribution to the U.S. Pension Plan in addition to the minimum funding requirements for 2011 and 2012.
Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, 2013 are as follows:

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$746	$746	$—	$—
Mutual Funds:
U.S. Large-Cap	20,597	20,597	—	—
U.S. Small-Cap	6,971	6,971	—	—
International Equities	6,328	6,328	—	—
Fixed-Income Domestic	17,755	17,755	—	—
Investment Account held by Pension Plan (1)	9,733	—	—	9,733
Total	$62,130	$52,397	$—	$9,733

(1)	This category is comprised of investments in insurance contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, 2012 are as follows:

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$701	$701	$—	$—
Equity Securities:
U.S. Small-Cap	1,438	1,438	—	—
U.S. Mid-Cap	2,266	2,266	—	—
International Small-Cap	63	63	—	—
Mutual Funds:
Corporate Bonds	18,671	18,671	—	—
U.S. Large-Cap	18,141	18,141	—	—
International Large-Cap	5,662	5,662	—	—
Investment Account held by Pension Plan (1)	8,855	—	—	8,855
Total	$55,797	$46,942	$—	$8,855

(1)	This category is comprised of investments in insurance contracts.
Estimates of the fair value of U.S. and U.K Pension Plan assets are based on the framework established in the accounting guidance for fair value measurements. A brief description of the three levels can be found in Note 10. Equity Securities and Mutual Funds traded in active markets are classified as Level 1. The Investment Account held by Pension Plan invests in insurance contracts for purposes of funding the U.K. Pension Plan and are classified as Level 3. The fair value of the Investment Account are the cash surrender values as determined by the provider which are the amounts the plan would receive if the contracts were cashed out at year end. The underlying assets held by these contracts are primarily invested in assets traded in active markets.
A reconciliation of the beginning and ending balances of the Level 3 investments of our U.K. Pension Plan during the years ended are as follows:

	2013	2012
Fair value at beginning of year	$8,855	$7,738
Purchases, sales, issuances and settlements, net	74	—
Net gain	601	739
Foreign currency	203	378
Fair value at end of year	$9,733	$8,855
The primary objective of our U.S. and U.K. Pension Plans is to meet retirement income commitments to plan participants at a reasonable cost to us and to maintain a sound actuarially funded status. This objective is accomplished through growth of capital and safety of funds invested. The pension plans' assets are invested in securities to achieve growth of capital over inflation through appreciation and accumulation and reinvestment of dividend and interest income. Investments are diversified to control risk. The target allocation for the U.S. Pension Plan is 60% equity and 40% debt securities. Equity securities within the U.S. Pension Plan do not include any direct investments in Tennant Company Common Stock. The U.K. Pension Plan is invested in insurance contracts with underlying investments primarily in equity and fixed income securities. Our German Pension Plan is unfunded, which is customary in that country.
Weighted-average assumptions used to determine benefit obligations as of December 31, are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	4.63%	3.79%	4.33%	4.41%	4.10%	3.27%
Rate of compensation increase	3.00%	3.00%	4.50%	4.50%	—	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Weighted-average assumptions used to determine net periodic benefit costs as of December 31, are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	3.79%	4.39%	5.39%	4.41%	4.94%	5.39%	3.27%	4.20%	5.00%
Expected long-term rate of return on plan assets	6.50%	7.70%	7.70%	4.70%	4.80%	5.20%	—	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	4.50%	4.60%	5.10%	—	—	—
The discount rate is used to discount future benefit obligations back to today’s dollars. Our discount rates were determined based on high-quality fixed income investments. The resulting discount rates are consistent with the duration of plan liabilities. The Citigroup Above Median Spot Rate is used in determining the discount rate for the U.S. Plans. The expected return on assets assumption on the investment portfolios for the pension plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return.
The accumulated benefit obligations as of December 31, for all defined benefit plans, are as follows:

	2013	2012
U.S. Pension Plans	$42,241	$46,907
U.K. Pension Plan	9,803	8,837
German Pension Plan	897	878
Information for our plans with an accumulated benefit obligation in excess of plan assets as of December 31, is as follows:

	2013	2012
Accumulated benefit obligation	$12,778	$3,261
Fair value of plan assets	9,733	—
As of December 31, 2013, the U.S. Nonqualified, the U.K. Pension and the German Pension Plans had an accumulated benefit obligation in excess of plan assets. As of December 31, 2012, the U.S. Nonqualified and the German Pension Plans had an accumulated benefit obligation in excess of plan assets.
Information for our plans with a projected benefit obligation in excess of plan assets as of December 31, is as follows:

	2013	2012
Projected benefit obligation	$13,481	$12,591
Fair value of plan assets	9,733	8,855
As of December 31, 2013 and 2012, the U.S. Nonqualified, the U.K. Pension and the German Pension Plans had a projected benefit obligation in excess of plan assets.
Assumed healthcare cost trend rates as of December 31, are as follows:

	2013	2012
Healthcare cost trend rate assumption for the next year	8.30%	9.17%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2031
Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage- Point Decrease	1-Percentage- Point Increase
Effect on total of service and interest cost components	$(46)	$52
Effect on postretirement benefit obligation	$(930)	$1,050

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$48,824	$44,280	$10,011	$8,775	$14,090	$13,708
Service cost	690	686	142	138	154	142
Interest cost	1,803	1,928	422	437	443	551
Plan participants' contributions	—	—	23	24	—	—
Actuarial (gain) loss	(4,901)	3,893	668	595	(1,001)	926
Foreign exchange	—	—	265	411	—	—
Benefits paid	(2,763)	(1,963)	(293)	(369)	(500)	(1,237)
Benefit obligation at end of year	$43,653	$48,824	$11,238	$10,011	$13,186	$14,090
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$46,942	$28,237	$8,855	$7,738	$—	$—
Actual return on plan assets	7,827	3,818	601	738	—	—
Employer contributions	391	16,850	343	346	500	1,237
Plan participants' contributions	—	—	23	24	—	—
Foreign exchange	—	—	204	378	—	—
Benefits paid	(2,763)	(1,963)	(293)	(369)	(500)	(1,237)
Fair value of plan assets at end of year	52,397	46,942	9,733	8,855	—	—
Funded status at end of year	$8,744	$(1,882)	$(1,505)	$(1,156)	$(13,186)	$(14,090)
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent Other Assets	$10,987	$698	$—	$—	$—	$—
Current Liabilities	(149)	(145)	(41)	(39)	(919)	(904)
Long-Term Liabilities	(2,094)	(2,435)	(1,464)	(1,117)	(12,267)	(13,186)
Net accrued asset (liability)	$8,744	$(1,882)	$(1,505)	$(1,156)	$(13,186)	$(14,090)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Prior service (cost) credit	$(152)	$(224)	$—	$—	$6	$109
Net actuarial loss	(2,142)	(13,711)	(704)	(246)	(1,587)	(2,789)
Accumulated Other Comprehensive Loss	$(2,294)	$(13,935)	$(704)	$(246)	$(1,581)	$(2,680)
The components of the net periodic benefit cost for the three years ended December 31, were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$690	$686	$651	$142	$138	$133	$154	$142	$132
Interest cost	1,803	1,928	2,013	422	437	465	443	551	612
Expected return on plan assets	(2,911)	(2,279)	(2,325)	(402)	(387)	(376)	—	—	—
Amortization of net actuarial loss	1,751	1,131	27	9	—	—	201	57	—
Amortization of prior service cost	73	382	550	—	—	—	(103)	(580)	(580)
Foreign currency	—	—	—	21	16	(18)	—	—	—
Net periodic benefit cost	$1,406	$1,848	$916	$192	$204	$204	$695	$170	$164

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The changes in Accumulated Other Comprehensive Loss for the three years ended December 31, were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Prior service cost	$—	$—	$233	$—	$—	$—	$—	$—	$—
Net actuarial (gain) loss	(9,817)	2,355	6,184	467	244	(300)	(1,001)	926	72
Amortization of prior service cost	(73)	(382)	(550)	—	—	—	103	580	580
Amortization of net actuarial loss	(1,751)	(1,132)	(27)	(9)	—	—	(201)	(57)	—
Total recognized in other comprehensive income	$(11,641)	$841	$5,840	$458	$244	$(300)	$(1,099)	$1,449	$652
Total recognized in net periodic benefit cost and other comprehensive income	$(10,235)	$2,689	$6,756	$650	$448	$(96)	$(404)	$1,619	$816
The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and Non-U.S. plans:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Postretirement Medical Benefits
2014	$2,021	$309	$919
2015	2,353	319	1,026
2016	2,535	328	1,055
2017	2,682	339	1,106
2018	2,808	350	1,091
2019 to 2023	15,087	1,916	5,349
Total	$27,486	$3,561	$10,546
The following amounts are included in Accumulated Other Comprehensive Loss as of December 31, 2013 and are expected to be recognized as components of net periodic benefit cost during 2014:

	Pension Benefits	Postretirement Medical Benefits
Net actuarial loss	$185	$43
Prior service cost (credit)	43	(6)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

12.	Shareholders' Equity
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
Purchase Rights
On November 10, 2006, the Board of Directors approved a Rights Agreement and declared a dividend of one preferred share purchase right for each outstanding share of Common Stock. Each right entitles the registered holder to purchase from us one one-hundredth of a Series A Junior Participating Preferred Share of the par value of $0.02 per share at a price of $100 per one hundredth of a Preferred Share, subject to adjustment. The rights are not exercisable or transferable apart from the Common Stock until the earlier of: (i) the close of business on the fifteenth day following a public announcement that a person or group of affiliated or associated persons has become an “Acquiring Person” (i.e., has become, subject to certain exceptions, including for stock ownership by employee benefit plans, the beneficial owner of 20% or more of the outstanding Common Stock), or (ii) the close of business on the fifteenth day following the first public announcement of a tender offer or exchange offer the consummation of which would result in a person or group of affiliated or associated persons becoming, subject to certain exceptions, the beneficial owner of 20% or more of the outstanding Common Stock (or such later date as may be determined by our Board of Directors prior to a person or group of affiliated or associated persons becoming an Acquiring Person). After a person or group becomes an Acquiring Person, each holder of a Right (other than an Acquiring Person) will be able to exercise the right at the current exercise price of the Right and receive the number of shares of Common Stock having a market value of two times the exercise price of the right, or, depending upon the circumstances in which the rights became exercisable, the number of common shares of the Acquiring Person having a market value of two times the exercise price of the right. At no time do the rights have any voting power. We may redeem the rights for $0.001 per right at any time prior to a person or group acquiring 20% or more of the Common Stock. Under certain circumstances, the Board of Directors may exchange the rights for our Common Stock or reduce the 20% thresholds to not less than 10%. The rights will expire on December 26, 2016, unless extended or earlier redeemed or exchanged by us.
Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Consolidated Balance Sheets and Statements of Shareholders' Equity as of December 31, are as follows:

	2013	2012	2011
Foreign currency translation adjustments	$(21,991)	$(19,734)	$(20,283)
Pension and retiree medical benefits	(2,980)	(10,599)	(8,954)
Total Accumulated Other Comprehensive Loss	$(24,971)	$(30,333)	$(29,237)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Total
December 31, 2012	$(19,734)	$(10,599)	$(30,333)
Other comprehensive (loss) income before reclassifications	(2,257)	6,408	4,151
Amounts reclassified from Accumulated Other Comprehensive Loss	—	1,211	1,211
Net current period other comprehensive (loss) income	(2,257)	7,619	5,362
December 31, 2013	$(21,991)	$(2,980)	$(24,971)
Accumulated Other Comprehensive Loss associated with pension and postretirement benefits are included in Note 11.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

13.	Commitments and Contingencies
We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2020 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $17,873, $17,524 and $17,375 in 2013, 2012 and 2011, respectively.
The minimum rentals for aggregate lease commitments as of December 31, 2013, were as follows:

2014	$8,398
2015	5,378
2016	3,129
2017	1,892
2018	778
Thereafter	311
Total	$19,886
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration of those leases is $11,741, of which we have guaranteed $7,659. As of December 31, 2013, we have recorded a liability for the estimated end-of-term loss related to this residual value guarantee of $398 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the first quarter of 2013, we renewed our lease for our Louisville facility. This lease has a five year term with a total commitment of $4,710.
During the second quarter of 2012, we entered into a three year agreement with a supplier, commencing January 1, 2013, with a total commitment of $2,102 of which $1,306 remains outstanding as of December 31, 2013.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

14.	Income Taxes
Income from continuing operations for the three years ended December 31, was as follows:

	2013	2012	2011
U.S. operations	$54,702	$47,220	$40,282
Foreign operations	5,176	12,670	8,448
Total	$59,878	$59,890	$48,730
Income tax expense (benefit) for the three years ended December 31, was as follows:

	2013	2012	2011
Current:
Federal	$13,551	$8,158	$10,321
Foreign	3,567	4,633	2,277
State	1,136	1,089	1,450
	$18,254	$13,880	$14,048
Deferred:
Federal	$1,856	$4,423	$2,330
Foreign	(424)	(126)	(203)
State	(39)	129	(158)
	$1,393	$4,426	$1,969
Total:
Federal	$15,407	$12,581	$12,651
Foreign	3,143	4,507	2,074
State	1,097	1,218	1,292
Total Income Tax Expense	$19,647	$18,306	$16,017
U.S. income taxes have not been provided on approximately $23,596 of undistributed earnings of non-U.S. subsidiaries. We do not have any plans to repatriate the undistributed earnings. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management’s belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
We have Dutch and German tax loss carryforwards of approximately $18,046 and $15,674, respectively. If unutilized, the Dutch tax loss carryforward will expire after 9 years. The German tax loss carryforward has no expiration date. Because of the uncertainty regarding realization of the Dutch tax loss carryforward, a valuation allowance was established. This valuation allowance increased in 2013 due to results of operations.
We have U.S. foreign tax credit carryforwards of approximately $3,157. If unutilized, foreign tax credit carryforwards will expire in 2020. Based upon evaluation, as of December 31, 2013, no valuation allowance has been recorded. We have Dutch foreign tax credit carryforwards of $922. Because of the uncertainty regarding utilization of the Dutch foreign tax credit carryforward, a valuation allowance was established.
A valuation allowance for the remaining deferred tax assets is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.
Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31, as follows:

	2013	2012	2011
Tax at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	1.7	1.0	2.0
Effect of foreign operations	(3.3)	(6.2)	0.5
Effect of changes in valuation allowances	3.7	2.3	—
Domestic production activities deduction	(1.6)	(1.5)	(1.6)
Other, net	(2.7)	—	(3.0)
Effective income tax rate	32.8%	30.6%	32.9%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Deferred tax assets and liabilities were comprised of the following as of December 31:

	2013	2012	2011
Deferred Tax Assets:
Inventories, principally due to additional costs inventoried for tax purposes and changes in inventory reserves	$—	$28	$426
Employee wages and benefits, principally due to accruals for financial reporting purposes	14,831	18,608	20,910
Warranty reserves accrued for financial reporting purposes	2,803	2,641	2,625
Receivables, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	1,593	1,540	1,464
Tax loss carryforwards	8,696	6,619	5,915
Tax credit carryforwards	4,078	6,720	8,554
Other	2,523	2,329	1,777
Gross Deferred Tax Assets	$34,524	$38,485	$41,671
Less: valuation allowance	(7,243)	(4,719)	(3,229)
Total Net Deferred Tax Assets	$27,281	$33,766	$38,442
Deferred Tax Liabilities:
Inventories, principally due to changes in inventory reserves	$306	$—	$—
Property, Plant and Equipment, principally due to differences in depreciation and related gains	7,446	7,945	9,167
Goodwill and Intangible Assets	6,253	6,818	7,093
Total Deferred Tax Liabilities	$14,005	$14,763	$16,260
Net Deferred Tax Assets	$13,276	$19,003	$22,182
The valuation allowance at December 31, 2013 principally applies to Dutch tax loss and tax credit carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
Balance at January 1,	$3,480	$3,424
Increases as a result of tax positions taken during a prior period	155	—
Increases as a result of tax positions taken during the current year	508	611
Reductions as a result of a lapse of the applicable statute of limitations	(295)	(447)
Decreases as a result of foreign currency fluctuations	(188)	(108)
Balance at December 31,	$3,660	$3,480
Included in the balance of unrecognized tax benefits at December 31, 2013 and 2012 are potential benefits of $3,384 and $3,259, respectively, that if recognized, would affect the effective tax rate from continuing operations.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the liability of $3,660 and $3,480 for unrecognized tax benefits as of December 31, 2013 and 2012 was approximately $525 and $462, respectively, for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.
We are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2011 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2007.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2007 to 2011. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.
We do not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

15.	Share-Based Compensation
We have five plans under which we have awarded share-based compensation grants: The 1995 Stock Incentive Plan (“1995 Plan”) and 1999 Amended and Restated Stock Incentive Plan (“1999 Plan”), which provided for share-based compensation grants to our executives and key employees, the 1997 Non-Employee Directors Option Plan (“1997 Plan”), which provided for stock option grants to our non-employee Directors, the 2007 Stock Incentive Plan (“2007 Plan”) and the Amended and Restated 2010 Stock Incentive Plan, as Amended (“2010 Plan”), which were adopted as a continuing step toward aggregating our equity compensation programs to reduce the complexity of our equity compensation programs.
The 1995 and 1997 Plans were terminated in 2006 and all remaining shares were transferred to the 1999 Plan as approved by the shareholders in 2006. Awards granted under the 1995 and 1997 Plans prior to 2006 that remain outstanding continue to be governed by the respective plan under which the grant was made. Upon approval of the 1999 Plan in 2006, we ceased making grants of future awards under these plans and subsequent grants of future awards were made from the 1999 Plan and governed by its terms.
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
The 2010 Plan, originally approved by our shareholders on April 28, 2010 and amended and restated by our shareholders on April 25, 2012, terminated our rights to grant awards under the 2007 Plan; however, any awards granted under the 2007 or 2010 Plans that do not result in the issuance of shares of Common Stock may again be used for an award under the 2010 Plan. The 2010 Plan was amended and restated by our shareholders on April 24, 2013, increasing the number of shares available under the amended 2010 Plan from 1,500,000 shares to 2,600,000 shares.
As of December 31, 2013, there were 499,248 shares reserved for issuance under the 1995 Plan, the 1997 Plan, the 1999 Plan and the 2007 Plan for outstanding compensation awards and 1,643,264 shares were available for issuance under the 2010 Plan for current and future equity awards. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.
We recognized total Share-Based Compensation Expense of $6,116, $9,092 and $5,407, respectively, during the years ended 2013, 2012 and 2011. The total excess tax benefit recognized for share-based compensation arrangements during the years ended 2013, 2012 and 2011 was $5,178, $2,047 and $1,266, respectively.
Stock Option Awards
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
The following table illustrates the valuation assumptions used for the 2013, 2012 and 2011 grants:

	2013	2012	2011
Expected volatility	51%	51 - 52%	49 - 50%
Weighted-average expected volatility	51%	52%	49%
Expected dividend yield	1.6%	1.6 - 1.7%	1.7 - 1.8%
Weighted-average expected dividend yield	1.6%	1.7%	1.8%
Expected term, in years	6	0.2 - 6	6
Risk-free interest rate	0.9 - 1.1%	0.1 - 1.1%	1.3 - 2.5%
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
In addition to stock options, we also occasionally grant cash-settled stock appreciation rights (“SARs”) to employees in certain foreign locations. There were no outstanding SARs as of December 31, 2013 and no SARs were granted during 2013, 2012 or 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following table summarizes the activity during the year ended December 31, 2013 for stock option awards:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,191,421	$24.16
Granted	142,755	46.96
Exercised	(445,266)	18.67
Forfeited	(11,588)	42.34
Outstanding at end of year	877,322	$30.42
Exercisable at end of year	601,747	$23.89
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $19.62, $16.60 and $16.67, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $15,641, $5,826 and $5,600, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2013 was $32,805 and $26,427, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2013, was 7 years and 6 years, respectively. As of December 31, 2013, there was unrecognized compensation cost for nonvested options of $3,102 which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Share Awards
Restricted share awards for employees generally have a three year vesting period from the effective date of the grant. Restricted share awards to non-employee directors vest upon a change of control or upon termination of service as a director occurring at least six months after grant date of the award so long as termination is for one of the following reasons: death; disability; retirement in accordance with Tennant policy (e.g., age, term limits, etc.); resignation at request of Board (other than for gross misconduct); resignation following at least six months’ advance notice; failure to be renominated (unless due to unwillingness to serve) or reelected by shareholders; or removal by shareholders.
The following table summarizes the activity during the year ended December 31, 2013, for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	142,354	$33.40
Granted	34,508	48.04
Vested	(24,866)	26.06
Forfeited	(1,053)	40.02
Nonvested at end of year	150,943	$37.89
The total fair value of shares vested during the year ended December 31, 2013, 2012 and 2011 was $643, $861 and $650, respectively. As of December 31, 2013, there was $1,993 of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 2.1 years.
Performance Share Awards
We grant performance share awards to key employees as a part of our long-term management compensation program. These awards are earned based upon achievement of certain financial performance targets over a three year period. We determine the fair value of these awards as of the date of grant and recognize the expense over a three year performance period. Performance shares are granted in restricted stock units. They are payable in stock and vest solely upon achievement of certain financial performance targets during this three year period.
The 2013 performance share award covers the three year performance period from the beginning of fiscal year 2013 to the end of fiscal year 2015. The 2012 performance share award covers the three year performance period from the beginning of fiscal year 2012 to the end of fiscal year 2014. The 2011 performance share award covered the three year performance period from the beginning of fiscal year 2011 to the end of fiscal year 2013.
The 2010 performance share award covered the three year performance period from the beginning of fiscal year 2010 to the end of fiscal year 2012. Performance shares were granted in restricted stock units. They were paid in cash and vested solely upon achievement of certain financial performance targets during this three year period.
In 2009, we granted a combination of stock options, restricted stock awards and restricted stock units payable in cash to key employees as part of our management compensation program and did not grant performance share awards. These stock options and restricted share awards vested over a three year period and did not contain a performance requirement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Share-Based Liabilities
As of December 31, 2013 and 2012, we had $292 and $3,650 in total share-based liabilities recorded on our Consolidated Balance Sheets, respectively. During the years ended December 31, 2013, 2012 and 2011 we paid out $3,134, $2,212 and $506 related to 2010, 2009 and 2008 share-based liability awards, respectively.

16.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share for the years ended December 31, were as follows:

	2013	2012	2011
Numerator:
Net Earnings	$40,231	$41,584	$32,713
Denominator:
Basic - Weighted Average Shares Outstanding	18,297,371	18,544,896	18,832,693
Effect of dilutive securities:
Employee stock options	536,082	557,120	527,735
Diluted - Weighted Average Shares Outstanding	18,833,453	19,102,016	19,360,428
Basic Earnings per Share	$2.20	$2.24	$1.74
Diluted Earnings per Share	$2.14	$2.18	$1.69
Options to purchase 132,803, 233,655 and 123,292 shares of Common Stock were outstanding during 2013, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

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
The following table presents Net Sales by operating segment for the years ended December 31:

	2013	2012	2011
Net Sales:
Americas	$514,544	$491,661	$481,426
Europe, Middle East, Africa	157,208	166,208	188,338
Asia Pacific	80,259	81,111	84,234
Total	$752,011	$738,980	$753,998
The following table presents long lived assets by operating segment as of December 31:

	2013	2012	2011
Long-lived assets:
Americas	$106,409	$100,662	$100,843
Europe, Middle East, Africa	28,296	31,164	31,126
Asia Pacific	3,882	4,499	5,183
Total	$138,587	$136,325	$137,152

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Accounting policies of the operations in the various operating segments are the same as those described in Note 1 of the Consolidated Financial Statements. Net Sales are attributed to each operating segment based on the country from which the product is shipped and are net of intercompany sales. Information regarding sales to customers geographically located in the United States is provided in Item 1, Business - Segment and Geographic Area Financial Information. No single customer represents more than 10% of our consolidated Net Sales. Long-lived assets consist of Property, Plant and Equipment, Goodwill, Intangible Assets and certain other assets.
The following table presents revenues for groups of similar products and services for the years ended December 31:

	2013	2012	2011
Net Sales:
Equipment	$444,773	$435,900	$452,398
Parts and consumables	176,442	175,782	177,999
Service and other	109,533	106,048	100,650
Specialty surface coatings	21,263	21,250	22,951
Total	$752,011	$738,980	$753,998

18.	Consolidated Quarterly Data (Unaudited)

	2013
	Q1	Q2	Q3	Q4
Net Sales	$168,092	$200,238	$188,541	$195,140
Gross Profit	72,523	87,741	81,862	83,782
Net Earnings	5,059	14,254	10,617	10,301
Basic Earnings per Share	$0.28	$0.78	$0.58	$0.56
Diluted Earnings per Share	$0.27	$0.76	$0.56	$0.55

	2012
	Q1	Q2	Q3	Q4
Net Sales	$173,712	$199,493	$178,268	$187,507
Gross Profit	75,319	88,951	77,563	83,463
Net Earnings	5,324	13,671	8,745	13,844
Basic Earnings per Share	$0.28	$0.74	$0.47	$0.75
Diluted Earnings per Share	$0.28	$0.71	$0.46	$0.73
The summation of quarterly data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.
Regular quarterly dividends aggregated $0.72 per share in 2013, or $0.18 per share per quarter, and $0.69 per share in 2012, or $0.17 per share for the first three quarters of 2012 and $0.18 per share for the fourth quarter of 2012.

19.	Related Party Transactions
On July 31, 2012, we entered into a share purchase agreement with M&F, as further discussed in Note 4. Two of the M&F shareholders are individuals who were employed by Tennant prior to the transaction date and are no longer employed by Tennant as of the transaction date.
Our May 31, 2011 acquisition of Water Star includes installment payments totaling $1,500 to the former owners of Water Star, as further discussed in Note 4. As of the acquisition date, the former owners of Water Star were current employees of Tennant. As of December 31, 2013, the former owners of Water Star are no longer employees of Tennant.
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

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A – Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended December 31, 2013 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting and Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (COSO) (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as a part of this audit, has issued their report, included in Item 8, on the effectiveness of our internal control over financial reporting.

/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under this item is contained in Item 8 of this annual report on Form 10-K.
ITEM 9B – Other Information
None.

PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance
The sections entitled “Board of Directors Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement are incorporated herein by reference.
The list below identifies those persons designated as executive officers of the Company, including their age, position with the Company and positions held by them during the past five or more years.
Thomas J. Dybsky, Senior Vice President, Administration
Thomas J. Dybsky (64) joined the Company in September 1998 as Vice President of Human Resources. He was named Vice President of Administration in 2004 and Senior Vice President of Administration in October 2013. From June 1995 to September 1998, he was Vice President/Senior Consultant for MDA Consulting.
Andrew J. Eckert, Senior Vice President, The Americas
Andrew J. Eckert (50) joined the Company in 2002 as General Manager, North America. He was promoted to Vice President, North America Sales in 2005, assumed responsibility for North America Sales and Service in 2007 and now serves as Senior Vice President, The Americas. From 2000 to 2002, he was the Senior Vice President of Operations at Storecast Merchandising Company, a national retail merchandising service contractor for the grocery industry. Prior to that, he was Director of Strategic Planning at General Mills and led the automation and cost-reduction efforts for U.S. trade promotional spending. He began his sales career in 1985 at General Mills in Houston, TX, and held a variety of increasing responsibilities including Customer Sales Manager for Fleming Companies and American Stores.
H. Chris Killingstad, President and Chief Executive Officer
H. Chris Killingstad (58) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2002, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2002 he served as Senior Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Haagen-Dazs Asia Pacific. He held the position of International Business Development Manager at PepsiCo Inc., from 1982-1990 and Financial Manager for General Electric, from 1978-1980.
Thomas Paulson, Senior Vice President and Chief Financial Officer
Thomas Paulson (57) joined the Company in March 2006 as Vice President and Chief Financial Officer and was named Senior Vice President and Chief Financial Officer in October 2013. Prior to joining Tennant, he was Chief Financial Officer and Senior Vice President of Innovex from 2001 to 2006. Prior to joining Innovex, a manufacturer of electronic interconnect solutions, he worked for The Pillsbury Company for over 19 years. He became a Vice President at Pillsbury in 1995 and was the Vice President of Finance for the $4 billion North American Foods Division for over two years before joining Innovex.

Michael W. Schaefer, Senior Vice President, Chief Technical Officer
Michael W. Schaefer (53) joined the Company in January 2008 as Vice President, Chief Technical Officer and was named Senior Vice President, Chief Technical Officer in October 2013. From 2000 to January 2008, he was Vice President of Dispensing Systems, Lean Six Sigma and Quality at Ecolab, Inc., a provider of cleaning, sanitizing, food safety and infection prevention products and services, where he led R&D efforts for their equipment business, continuous improvement and standardization of R&D processes. Prior to that, he held various management positions at Alticor Corporation and Kraft General Foods.
Don B. Westman, Senior Vice President, Global Operations
Don B. Westman (60) joined the Company in November 2006 as Vice President, Global Operations and was named Senior Vice President, Global Operations in October 2013. Prior to joining Tennant, he was Vice President of Operations – Pump Division for Pentair, Inc., a provider of products and services for the movement, treatment and storage of water, from 2005 to November 2006. From 2003 to 2005, he was Vice President of Operations – Pentair Water. From 1997 to 2003, he was Vice President of Operations for Hoffmans Enclosures, where he began in 1982 as a manufacturing engineering manager.
Heidi M. Wilson, Senior Vice President, General Counsel and Secretary
Heidi M. Wilson (63) joined the Company in 2003 as Assistant General Counsel and Assistant Secretary. She was named Vice President, General Counsel and Secretary in 2005 and Senior Vice President, General Counsel and Secretary in October 2013. She was a partner with General Counsel Ltd. during 2003. From 1995 to 2001, she was Vice President, General Counsel and Secretary at Musicland Group, Inc. From 1993 to 1995, she was Senior Legal Counsel at Medtronic, Inc. Prior to that, she was a partner at Faegre & Benson L.L.P., a Minneapolis law firm, which she joined in 1976.
Richard H. Zay, Senior Vice President, Global Marketing
Richard H. Zay (43) joined the Company in June 2010 as Vice President, Global Marketing and was named Senior Vice President, Global Marketing in October 2013. From 2006 to June 2010, he held various positions with Whirlpool Corporation, a manufacturer of major home appliances, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, he held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.
Business Ethics Guide
We have adopted the Tennant Company Business Ethics Guide, as amended by the Board of Directors in December 2011, which applies to all of our employees, directors, consultants, agents and anyone else acting on our behalf. The Business Ethics Guide includes particular provisions applicable to our senior financial management, which includes our Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions. A copy of our Business Ethics Guide is available on the Investor Relations page of our website, www.tennantco.com, and a copy will be mailed upon request to Investor Relations, Tennant Company, P.O. Box 1452, Minneapolis, MN 55440-1452. We intend to post on our website any amendment to, or waiver from, a provision of our Business Ethics Guide that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and other persons performing similar functions promptly following the date of such amendment or waiver. In addition, we have also posted copies of our Corporate Governance Principles and the Charters for our Audit, Compensation, Governance and Executive Committees on our website.

ITEM 11 – Executive Compensation
The sections entitled “Director Compensation” and “Executive Compensation Information” in our 2014 Proxy Statement are incorporated herein by reference.
ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement are incorporated herein by reference.
ITEM 13 – Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Director Independence” and “Related Person Transaction Approval Policy” in our 2014 Proxy Statement are incorporated herein by reference.
ITEM 14 – Principal Accountant Fees and Services
The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in our 2014 Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15 – Exhibits and Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements
Consolidated Financial Statements filed as part of this report are contained in Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

(In thousands)	2013	2012	2011
Allowance for Doubtful Accounts and Returns:
Balance at beginning of year	$4,399	$4,829	$4,311
Charged to costs and expenses	1,279	1,427	1,888
Charged to other accounts (1)	102	35	(91)
Deductions (2)	(1,254)	(1,892)	(1,279)
Balance at end of year	$4,526	$4,399	$4,829
Inventory Reserves:
Balance at beginning of year	$3,724	$4,173	$3,693
Charged to costs and expenses	1,044	2,178	4,212
Charged to other accounts (1)	(88)	(2)	(102)
Deductions (3)	(1,430)	(2,625)	(3,630)
Balance at end of year	$3,250	$3,724	$4,173
Valuation Allowance for Deferred Tax Assets:
Balance at beginning of year	$4,719	$3,229	$9,170
Charged to costs and expenses	2,239	687	—
Charged to other accounts (4)	285	803	(5,941)
Balance at end of year	$7,243	$4,719	$3,229
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
Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 29, 2008.
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s Form 10-Q for the quarter ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3(iii) to the Company’s Current Report on Form 8-K dated December 14, 2010.
4.1	Rights Agreement, dated as of November 10, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by reference to Exhibit 1 to Form 8-A dated November 14, 2006.
10.1	Tennant Company 1995 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-62003, Form S-8, dated August 22, 1995.
10.2	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2009, as amended*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.3	Form of Amended and Restated Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.4	Schedule of parties to Management and Executive Employment Agreement	Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2011.
10.5	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.6	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.7	Long-Term Incentive Plan 2008*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008.
10.8	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.9	Credit Agreement dated as of May 5, 2011	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2011.
10.10	Amendment No. 1 to Credit Agreement dated April 25, 2013	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2013.
10.11	Deferred Stock Unit Agreement (awards in and after 2008)*	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2007.
10.12	Tennant Company 2009 Short-Term Incentive Plan*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders filed on March 14, 2008.
10.13	Tennant Company 2014 Short-Term Incentive Plan*	Incorporated by reference to Appendix B to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.14	Private Shelf Agreement dated as of July 29, 2009	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2009.
10.15	Amendment No. 1 to Private Shelf Agreement dated as of May 5, 2011	Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2011.
10.16	Amendment No. 2 to Private Shelf Agreement dated as of July 24, 2012	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 26, 2012.
10.17	Amended and Restated 2010 Stock Incentive Plan, as Amended*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.
101
The following financial information from Tennant Company’s annual report on Form 10-K for the period ended December 31, 2013, filed with the SEC on February 28, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012, and 2011, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith electronically.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY
By	/s/ H. Chris Killingstad
H. Chris Killingstad
President, CEO and
Board of Directors
Date	February 28, 2014
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ H. Chris Killingstad	By	/s/ David Mathieson
	H. Chris Killingstad		David Mathieson
	President, CEO and		Board of Directors
	Board of Directors	Date	February 28, 2014
Date	February 28, 2014

By	/s/ Thomas Paulson	By	/s/ Donal L. Mulligan
	Thomas Paulson		Donal L. Mulligan
	Senior Vice President and Chief Financial Officer		Board of Directors
	(Principal Financial and Accounting Officer)	Date	February 28, 2014
Date	February 28, 2014

By	/s/ Azita Arvani	By	/s/ Stephen G. Shank
	Azita Arvani		Stephen G. Shank
	Board of Directors		Board of Directors
Date	February 28, 2014	Date	February 28, 2014

By	/s/ William F. Austen	By	/s/ Steven A. Sonnenberg
	William F. Austen		Steven A. Sonnenberg
	Board of Directors		Board of Directors
Date	February 28, 2014	Date	February 28, 2014

By	/s/ Carol S. Eicher	By	/s/ David S. Wichmann
	Carol S. Eicher		David S. Wichmann
	Board of Directors		Board of Directors
Date	February 28, 2014	Date	February 28, 2014

By	/s/ James T. Hale
James T. Hale
Board of Directors
Date	February 28, 2014