Form 10-Q
period 2014-03-31
TENNANT CO
filed 2014-04-25
CIK 97134

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of April 15, 2014, there were 18,421,930 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended
(In thousands, except shares and per share data)	March 31
	2014	2013
Net Sales	$183,979	$168,092
Cost of Sales	107,062	95,569
Gross Profit	76,917	72,523
Operating Expense:
Research and Development Expense	7,481	7,518
Selling and Administrative Expense	60,199	58,122
Total Operating Expense	67,680	65,640
Profit from Operations	9,237	6,883
Other Income (Expense):
Interest Income	75	114
Interest Expense	(486)	(467)
Net Foreign Currency Transaction Losses	(208)	(324)
Other (Expense) Income, Net	(31)	6
Total Other Expense, Net	(650)	(671)

Profit Before Income Taxes	8,587	6,212
Income Tax Expense	2,792	1,153
Net Earnings	$5,795	$5,059

Earnings per Share:
Basic	$0.32	$0.28
Diluted	$0.31	$0.27

Weighted Average Shares Outstanding:
Basic	18,318,260	18,343,933
Diluted	18,839,172	18,889,317

Cash Dividend Declared per Common Share	$0.18	$0.18

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2014	2013
Net Earnings	$5,795	$5,059
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,037	(1,412)
Pension and retiree medical benefits	45	258
Income Taxes:
Foreign currency translation adjustments	14	—
Pension and retiree medical benefits	(17)	(2)
Total Other Comprehensive Income (Loss), net of tax	1,079	(1,156)
Comprehensive Income	$6,874	$3,903

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except shares and per share data)	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$63,400	$80,984
Restricted Cash	411	393
Accounts Receivable, less Allowances of $4,757 and $4,526, respectively	143,957	140,182
Inventories	73,838	66,906
Prepaid Expenses	14,231	11,426
Deferred Income Taxes, Current Portion	9,603	13,723
Other Current Assets	1,678	1,682
Total Current Assets	307,118	315,296
Property, Plant and Equipment	305,972	300,906
Accumulated Depreciation	(222,104)	(217,430)
Property, Plant and Equipment, Net	83,868	83,476
Deferred Income Taxes, Long-Term Portion	2,760	2,423
Goodwill	19,161	18,929
Intangible Assets, Net	18,506	19,028
Other Assets	17,056	17,154
Total Assets	$448,469	$456,306
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$2,236	$3,803
Accounts Payable	54,409	53,079
Employee Compensation and Benefits	25,300	29,756
Income Taxes Payable	808	812
Other Current Liabilities	41,390	44,076
Total Current Liabilities	124,143	131,526
Long-Term Liabilities:
Long-Term Debt	26,000	28,000
Employee-Related Benefits	24,925	25,173
Deferred Income Taxes, Long-Term Portion	2,900	2,870
Other Liabilities	5,069	4,891
Total Long-Term Liabilities	58,894	60,934
Total Liabilities	183,037	192,460
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,450,420 and 18,491,524 shares issued and outstanding, respectively	6,919	6,934
Additional Paid-In Capital	30,172	31,956
Retained Earnings	252,233	249,927
Accumulated Other Comprehensive Loss	(23,892)	(24,971)
Total Shareholders’ Equity	265,432	263,846
Total Liabilities and Shareholders’ Equity	$448,469	$456,306

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2014	2013
OPERATING ACTIVITIES
Net Earnings	$5,795	$5,059
Adjustments to reconcile Net Earnings to Net Cash (Used by) Provided by Operating Activities:
Depreciation	4,427	4,492
Amortization	611	644
Deferred Income Taxes	3,874	1,537
Share-Based Compensation Expense	1,540	1,707
Allowance for Doubtful Accounts and Returns	429	313
Other, Net	(9)	5
Changes in Operating Assets and Liabilities:
Receivables	(4,123)	5,939
Inventories	(7,292)	(7,097)
Accounts Payable	1,648	5,816
Employee Compensation and Benefits	(4,707)	(8,736)
Other Current Liabilities	(3,370)	(469)
Income Taxes	(2,310)	(1,847)
Other Assets and Liabilities	(426)	(100)
Net Cash (Used by) Provided by Operating Activities	(3,913)	7,263
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(3,511)	(4,017)
Proceeds from Disposals of Property, Plant and Equipment	40	39
Proceeds from Sale of Business	—	699
Increase in Restricted Cash	(2)	—
Net Cash Used for Investing Activities	(3,473)	(3,279)
FINANCING ACTIVITIES
Payment of Short-Term Borrowings	(1,500)	—
Payment of Long-Term Debt	(2,006)	(428)
Purchases of Common Stock	(3,556)	(7,515)
Proceeds from Issuance of Common Stock	226	2,795
Excess Tax Benefit on Stock Plans	169	708
Dividends Paid	(3,490)	(3,314)
Net Cash Used for Financing Activities	(10,157)	(7,754)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(41)	(415)
Net Decrease in Cash and Cash Equivalents	(17,584)	(4,185)
Cash and Cash Equivalents at Beginning of Period	80,984	53,940
Cash and Cash Equivalents at End of Period	$63,400	$49,755

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$743	$940
Cash Paid for Interest	$419	$424
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$861	$656

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
These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our annual report on Form 10-K for the year ended December 31, 2013. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Pronouncements
Presentation of Unrecognized Tax Benefits
In July 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; however, early adoption is permitted. Adoption of this guidance did not have a material impact on our results of operations or financial position.

3.	Management Actions
Q4 2013 Action - During the fourth quarter of 2013, we implemented a restructuring action. A pre-tax charge of $1,577 was recognized in the fourth quarter as a result of this action. The pre-tax charge consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q4 2013 restructuring action	$1,577
December 31, 2013 balance	$1,577
2014 utilization:
Cash payments	(551)
Foreign currency adjustments	—
Change in estimate	$(16)
March 31, 2014 balance	$1,010

Q1 2013 Action - During the first quarter of 2013, we implemented a restructuring action. A pre-tax charge of $1,440 was recognized in the first quarter as a result of this action. The pre-tax charge consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q1 2013 restructuring action	$1,440
Cash payments	(1,110)
Foreign currency adjustments	17
December 31, 2013 balance	$347
2014 utilization:
Cash payments	(34)
Foreign currency adjustments	18
March 31, 2014 balance	$331

4.	Acquisitions and Divestitures
Acquisitions
On May 31, 2011, we acquired Water Star, Inc. (“Water Star”), a Newbury, Ohio firm specializing in electrochemistry for $4,456. The total purchase price of $4,456 was comprised of $2,956 paid at closing and two $750 installment payments which were paid in cash on May 31, 2012 and 2013. This acquisition is consistent with our strategy to expand our intellectual property in support of our long-term vision to deliver sustainable, breakthrough innovations.
Divestitures
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH, and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014 as of the date of sale, in cash and financed the remaining €5,351, for a total purchase price of €6,166. A total of €2,126 , or $2,826, was received in equal quarterly payments during 2013 and the first anniversary payment of €1,075, or $1,435, was received on July 31, 2013. The remaining €2,150, or $2,961, as of March 31, 2014, will be received in equal installments on the second and third anniversary dates of the divestiture. As a result of this divestiture, we recorded a pre-tax gain of $784 during the third quarter of 2012 in our Profit from Operations in the Condensed Consolidated Statements of Earnings.
M&F is now a master distributor of Tennant products in the Central Eastern Europe, Middle East and Africa markets. In addition, as further discussed in Note 17, at the time of the transaction, M&F was a related party of ours. We have identified M&F as a variable interest entity (“VIE”) and have performed a qualitative assessment that considered M&F's purpose and design, our involvement and the risks and benefits and determined that we are not the primary beneficiary of this VIE. The only financing we have provided to M&F was related to the SPA as noted above and there are no arrangements that would require us to provide significant financial support in the future.

5.	Inventories
Inventories are valued at the lower of cost or market. Inventories at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Inventories carried at LIFO:
Finished goods	$39,737	$36,238
Raw materials, production parts and work-in-process	14,984	13,922
LIFO reserve	(27,463)	(27,463)
Total LIFO inventories	27,258	22,697
Inventories carried at FIFO:
Finished goods	33,401	31,489
Raw materials, production parts and work-in-process	13,179	12,720
Total FIFO inventories	46,580	44,209
Total inventories	$73,838	$66,906
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the three months ended March 31, 2014 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2013	$68,906	$(49,977)	$18,929
Foreign currency fluctuations	506	(274)	232
Balance as of March 31, 2014	$69,412	$(50,251)	$19,161
The balances of acquired Intangible Assets, excluding Goodwill, as of March 31, 2014 and December 31, 2013 were as follows:

	Customer Lists	Trade Name	Technology	Total
Balance as of March 31, 2014
Original cost	$23,999	$4,831	$7,344	$36,174
Accumulated amortization	(12,171)	(2,061)	(3,436)	(17,668)
Carrying value	$11,828	$2,770	$3,908	$18,506
Weighted-average original life (in years)	15	14	13
Balance as of December 31, 2013
Original cost	$23,763	$4,836	$7,347	$35,946
Accumulated amortization	(11,609)	(1,976)	(3,333)	(16,918)
Carrying value	$12,154	$2,860	$4,014	$19,028
Weighted-average original life (in years)	15	14	13
Amortization expense on Intangible Assets for the three months ended March 31, 2014 and 2013 was $611 and $644, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2014	$1,818
2015	2,200
2016	1,876
2017	1,773
2018	1,766
Thereafter	9,073
Total	$18,506

7.	Debt
Debt outstanding is summarized as follows:

	March 31, 2014	December 31, 2013
Short-Term Debt:
Credit facility borrowings	$—	$1,500
Long-Term Debt:
Bank borrowings	6	9
Credit facility borrowings	28,000	30,000
Collateralized borrowings	10	11
Capital lease obligations	220	283
Total Debt	28,236	31,803
Less: Current Portion	(2,236)	(3,803)
Long-Term Portion	$26,000	$28,000
As of March 31, 2014, we had committed lines of credit totaling $125,000 and uncommitted lines of credit totaling $87,754. There was $10,000 in outstanding borrowings under our JPMorgan facility and $18,000 in outstanding borrowings under our Prudential facility as of March 31, 2014. In addition, we had stand alone letters of credit of $2,060 outstanding and bank guarantees in the amount of $343. Commitment fees on unused lines of credit for the three months ended March 31, 2014 were $76.
Our most restrictive covenants are part of our 2011 Credit Agreement with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2014, our indebtedness to EBITDA ratio was 0.36 to 1 and our EBITDA to interest expense ratio was 48.00 to 1.
Credit Facilities
JPMorgan Chase Bank, National Association
Details regarding our Credit Agreement, dated as of May 5, 2011 and amended on April 25, 2013, with JPMorgan Chase Bank, N. A. (“JPMorgan”), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto (the “2011 Credit Agreement”) are described in Note 8 of the 2013 annual report on Form 10-K.
As of March 31, 2014, we were in compliance with all covenants under this credit agreement. There was $10,000 in outstanding borrowings under this facility at March 31, 2014, with a weighted average interest rate of 1.46%. This facility, under the current terms of the 2011 Credit Agreement, expires on March 1, 2018.

Prudential Investment Management, Inc.
Details regarding our Private Shelf Agreement, dated as of July 29, 2009, and amended on May 5, 2011 and July 24, 2012 with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto (the “Shelf Agreement”) are described in Note 8 of the 2013 annual report on Form 10-K.
As of March 31, 2014, there was $18,000 in outstanding borrowings under this facility, consisting of the $8,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018 and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. The first payment of $2,000 on Series A notes was made during the first quarter of 2014. We were in compliance with all covenants under this private shelf agreement as of March 31, 2014. The issuance period, under the current terms of the Shelf Agreement, expires on July 24, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2,000 Euros, or approximately $2,754. There was no balance outstanding on this facility as of March 31, 2014.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. During the first quarter of 2014, we repaid previous borrowings under this facility amounting to $1,500 and as of March 31, 2014, there were no outstanding borrowings on this facility.

8.	Warranty
We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty terms on machines generally range from one to four years.
The changes in warranty reserves for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31
	2014	2013
Beginning balance	$9,663	$9,357
Additions charged to expense	2,131	2,300
Foreign currency fluctuations	22	(81)
Claims paid	(2,358)	(2,455)
Ending balance	$9,458	$9,121

9.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at March 31, 2014 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$10	$—	$10	$—
Total Assets	$10	$—	$10	$—
Liabilities:
Foreign currency forward exchange contracts	$41	$—	$41	$—
Total Liabilities	$41	$—	$41	$—
Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.
We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts that hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense), Net under Net Foreign Currency Transaction Losses within the Condensed Consolidated Statements of Earnings. As of March 31, 2014, the fair value of such contracts outstanding was an asset of $10 and a liability of $41. As of December 31, 2013, the fair value of such contracts outstanding was an asset of $16 and a liability of $109. At March 31, 2014 and December 31, 2013, the notional amounts of foreign currency forward exchange contracts outstanding were $33,939 and $30,280, respectively. We recognized a net loss of $441 and a net gain of $1,050 on such contracts during the first three months of 2014 and 2013, respectively.
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
Our defined benefit pension plans and postretirement medical plan are described in Note 11 of the 2013 annual report on Form 10-K. We have contributed $179 and $264 during the first quarter of 2014 to our pension plans and to our postretirement medical plan, respectively.
The components of the net periodic benefit cost for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$124	$216	$38	$33	$32	$38
Interest cost	494	568	132	122	131	112
Expected return on plan assets	(670)	(910)	(129)	(116)	—	—
Amortization of net actuarial loss (gain)	44	23	—	—	11	(26)
Amortization of prior service cost (benefit)	11	549	46	81	(2)	50
Foreign currency	—	—	18	42	—	—
Net periodic cost	$3	$446	$105	$162	$172	$174

11.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of March 31, 2014, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $11,903, of which we have guaranteed $7,759. As of March 31, 2014, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $265 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the second quarter of 2012, we entered into a three year agreement with a supplier, commencing January 1, 2013, with a total commitment of $2,102 of which $1,181 is still outstanding as of March 31, 2014.

12.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	March 31, 2014	December 31, 2013
Foreign currency translation adjustments	$(20,940)	$(21,991)
Pension and retiree medical benefits	(2,952)	(2,980)
Total Accumulated Other Comprehensive Loss	$(23,892)	$(24,971)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Total
December 31, 2013	$(21,991)	$(2,980)	$(24,971)
Other comprehensive income before reclassifications	1,051	—	1,051
Amounts reclassified from Accumulated Other Comprehensive Loss	—	28	28
Net current period other comprehensive income	1,051	28	1,079
March 31, 2014	$(20,940)	$(2,952)	$(23,892)

13.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2011 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2007.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $3,816 for unrecognized tax benefits as of March 31, 2014, there was approximately $562 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2014 was $3,519. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2007 to 2011 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

14.	Share-Based Compensation
Our share-based compensation plans are described in Note 15 of the 2013 annual report on Form 10-K. During the three months ended March 31, 2014 and 2013 we recognized total Share-Based Compensation Expense of $1,540 and $1,707, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the three months ended March 31, 2014 and 2013 was $169 and $708, respectively.
During the first three months of 2014, we granted 13,969 restricted shares. The weighted average grant date fair value of each share awarded was $60.68. Restricted share awards generally have a 3 year vesting period from the effective date of the grant. The total fair value of shares vested during the three months ended March 31, 2014 and 2013 was $807 and $503, respectively.

15.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended
	March 31
	2014	2013
Numerator:
Net Earnings	$5,795	$5,059
Denominator:
Basic - Weighted Average Shares Outstanding	18,318,260	18,343,933
Effect of dilutive securities:
Share-based compensation plans	520,912	545,384
Diluted - Weighted Average Shares Outstanding	18,839,172	18,889,317
Basic Earnings per Share	$0.32	$0.28
Diluted Earnings per Share	$0.31	$0.27

Excluded from the dilutive securities shown above were options to purchase 142,168 and 212,968 shares of Common Stock during the three months ended March 31, 2014 and 2013, respectively. These exclusions were made as the effects were anti-dilutive.

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
Net Sales attributed to each geographic area for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31
	2014	2013
Americas	$122,389	$113,247
Europe, Middle East and Africa	43,064	39,191
Asia Pacific	18,526	15,654
Total	$183,979	$168,092

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

17.	Related Party Transactions
On July 31, 2012, we entered into a share purchase agreement with M&F, as further discussed in Note 4. Two of the M&F shareholders are individuals who were employed by Tennant prior to the transaction date and were no longer employed by Tennant as of the transaction date.
Our May 31, 2011 acquisition of Water Star includes installment payments totaling $1,500, all of which have been paid to the former owners of Water Star, as further discussed in Note 4. As of March 31, 2014, the former owners of Water Star are no longer employees of Tennant.
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
Net Earnings for the first quarter of 2014 were $5.8 million, or $0.31 per diluted share, as compared to Net Earnings of $5.1 million, or $0.27 per diluted share, in the first quarter of 2013. Net Earnings during the first quarter of 2014 were favorably impacted by higher Net Sales, somewhat offset by lower gross margins and higher Selling and Administrative (“S&A”) Expense.
Net Earnings for the first quarter of 2013 were $5.1 million, or $0.27 per diluted share, as compared to Net Earnings of $5.3 million, or $0.28 per diluted share, in the first quarter of 2012. Net Earnings during the first quarter of 2013 were adversely impacted by lower Net Sales somewhat offset by decreased S&A Expense due to continued tight cost controls and improved operating efficiencies. Included in the lower S&A Expense in the first quarter of 2013 was a restructuring charge of $1.4 million, or 90 basis points as a percent of sales. Also included in the first quarter of 2013 was a tax benefit of $0.6 million related to the 2012 R&D tax credit which was retrospectively enacted in January of 2013.

Historical Results
The following table compares the historical results of operations for the three months ended March 31, 2014 and 2013, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended
	March 31
	2014	%	2013	%
Net Sales	$183,979	100.0	$168,092	100.0
Cost of Sales	107,062	58.2	95,569	56.9
Gross Profit	76,917	41.8	72,523	43.1
Operating Expense:
Research and Development Expense	7,481	4.1	7,518	4.5
Selling and Administrative Expense	60,199	32.7	58,122	34.6
Total Operating Expense	67,680	36.8	65,640	39.1
Profit from Operations	9,237	5.0	6,883	4.1
Other Income (Expense):
Interest Income	75	—	114	0.1
Interest Expense	(486)	(0.3)	(467)	(0.3)
Net Foreign Currency Transaction Losses	(208)	(0.1)	(324)	(0.2)
Other (Expense) Income, Net	(31)	—	6	—
Total Other Expense, Net	(650)	(0.4)	(671)	(0.4)
Profit Before Income Taxes	8,587	4.7	6,212	3.7
Income Tax Expense	2,792	1.5	1,153	0.7
Net Earnings	$5,795	3.1	$5,059	3.0
Earnings per Diluted Share	$0.31		$0.27
Net Sales
Consolidated Net Sales for the first quarter of 2014 totaled $184.0 million, a 9.5% increase as compared to consolidated Net Sales of $168.1 million in the first quarter of 2013.
The components of the consolidated Net Sales change for the three months ended March 31, 2014 as compared to the same period in 2013 were as follows:

2014 v. 2013
Three Months Ended
March 31
Organic Growth:
Volume	10.0%
Price	0.5%
Organic Growth	10.5%
Foreign Currency	(1.0%)
Total	9.5%

The 9.5% increase in consolidated Net Sales in the first quarter of 2014 as compared to the same period in 2013 was driven by:

•
an organic sales increase of approximately 10.5%, which excludes the effects of foreign currency exchange (and acquisitions when applicable), due to an approximate 10.0% volume increase and a 0.5% price increase primarily due to sales of newly introduced products, strong sales of industrial equipment and sales through distribution and to strategic accounts; and

•	an unfavorable direct foreign currency exchange impact of approximately 1.0%.

The following table sets forth the Net Sales by geographic area for the three months ended March 31, 2014 and 2013 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended
	March 31
	2014	2013	%
Americas	$122,389	$113,247	8.1
Europe, Middle East and Africa	43,064	39,191	9.9
Asia Pacific	18,526	15,654	18.3
Total	$183,979	$168,092	9.5
Americas
Net Sales in the Americas were $122.4 million for the first quarter of 2014, an increase of 8.1% from the first quarter of 2013. Organic sales in the first quarter of 2014 were favorably impacted by higher sales of equipment in North America, including scrubbers equipped with ec-H2O™ technology, increased sales through distribution and to strategic accounts, and continued growth in Latin America. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 2.0% during the first quarter of 2014. Organic sales increased approximately 10.1% in the first quarter of 2014.
Europe, Middle East and Africa
In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales increased 9.9% to $43.1 million for the first quarter of 2014, compared to the first quarter of 2013. Organic sales increased approximately 5.4% during the first quarter of 2014. There was a favorable foreign currency exchange impact on Net Sales during the first quarter of 2014 of approximately 4.5%. EMEA organic sales in the first quarter of 2014 were favorably impacted by higher sales through distribution and increased sales of city cleaning equipment.
Asia Pacific
Net Sales in the Asia Pacific market for the first quarter of 2014 totaled $18.5 million, an increase of 18.3% from the first quarter of 2013. Organic sales in the first quarter of 2014 increased approximately 25.8% due to broad based growth throughout the region including continued strong sales performance in China. Direct foreign currency translation exchange effects unfavorably impacted sales by approximately 7.5% in the first quarter of 2014.
Gross Profit
Gross margin was 41.8% for the first quarter of 2014, as compared with 43.1% for the same period in 2013. Gross margin decreased by 130 basis points in the first quarter of 2014, primarily driven by the mix of products sold, and also the selling channel mix, with strong sales through distribution and sales to strategic accounts.
Operating Expense
Research & Development Expense
R&D Expense in the first quarter of 2014 was $7.5 million as compared with $7.5 million in the first quarter of 2013. R&D Expense as a percentage of Net Sales was 4.1% for the first quarter of 2014, a decrease of 40 basis points as compared to 4.5% in the first quarter of 2013.
Selling & Administrative Expense
S&A Expense in the first quarter of 2014 was $60.2 million as compared to $58.1 million in the first quarter of 2013. S&A Expense as a percentage of Net Sales was 32.7% for the first quarter of 2014, a decrease of 190 basis points from 34.6% in the comparable 2013 quarter. Decrease in S&A Expense as a percentage of Net Sales during the first quarter of 2014 was due to continued cost controls and improved operating efficiencies. Included in S&A Expense in the first quarter of 2013 was a restructuring charge of $1.4 million, or 90 basis points as a percent of sales.

Other Income (Expense), Net
Interest Income
There was no significant change in Interest Income in the first quarter of 2014 as compared to the same period in 2013. The slight decrease between 2014 and 2013 was primarily due to lower interest rates on cash and cash equivalents.
Interest Expense
There was no significant change in Interest Expense in the first quarter of 2014 as compared to the same period in 2013. The slight increase in Interest Expense between periods was primarily due to higher borrowing rates on the mix of borrowings in the current period as compared to the same period in 2013.
Net Foreign Currency Transaction Losses
Net Foreign Currency Transaction Losses in the first quarter of 2014 were $0.2 million as compared to Net Foreign Currency Transaction Losses of $0.3 million in the same period in the prior year. The favorable change in the impact from foreign currency transactions in the first quarter of 2014 was due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.
Other (Expense) Income, Net
There was no significant change in Other (Expense) Income, Net in the first quarter of 2014 as compared to the same period in 2013.
Income Taxes
The effective tax rate in the first quarter of 2014 was 32.5% compared to the effective rate in the first quarter of the prior year of 18.6%. The tax expense for the first quarter of 2013 included a $0.4 million tax benefit associated with a $1.4 million expense related to a European restructuring reserve. The tax expense for the first quarter of 2013 also included a discrete tax benefit of $0.6 million for the enactment of the Federal R&D tax credit retroactively impacting the tax year ended December 31, 2012. Excluding these benefits, the 2013 first quarter overall effective tax rate would have been 28.1%.
The increase in the overall year-to-date effective tax rate, excluding these special items, was primarily related to the mix in expected full year taxable earnings by country and changes related to the Federal R&D tax credits. The 2014 first quarter tax rate did not include any benefit for Federal R&D tax credits as we are not allowed to consider these credits in our tax rate until they are formally reenacted.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.

Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $63.4 million at March 31, 2014, as compared to $81.0 million as of December 31, 2013. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.5 as of March 31, 2014 and 2.4 as of December 31, 2013, based on working capital of $183.0 million and $183.8 million, respectively. Our debt-to-capital ratio was 9.6% and 10.8% at March 31, 2014 and December 31, 2013, respectively.
Cash Flow Summary
Cash provided by (used for) our operating, investing and financing activities is summarized as follows (in thousands):

	Three Months Ended
	March 31
	2014	2013
Operating Activities	$(3,913)	$7,263
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(3,471)	(3,978)
Proceeds from Sale of Business	—	699
(Increase) Decrease in Restricted Cash	(2)	—
Financing Activities	(10,157)	(7,754)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(41)	(415)
Net Decrease in Cash and Cash Equivalents	$(17,584)	$(4,185)
Operating Activities
Operating activities used $3.9 million of cash for the three months ended March 31, 2014. Cash used for operating activities was driven primarily by an increase in Inventories of $7.3 million, a decrease in Employee Compensation and Benefits liabilities of $4.7 million and an increase in Accounts Receivable of $4.1 million partially offset by Net Earnings of $5.8 million.
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

	March 31, 2014	December 31, 2013	March 31, 2013
DSO	64	61	65
DIOH	88	81	90
As of March 31, 2014, DSO decreased 1 day as compared to March 31, 2013 primarily due to proactively managing our receivables by enforcing tighter credit limits and successfully collecting past due balance. As of March 31, 2014, DSO increased 3 days as compared to December 31, 2013. The increase is primarily due to the variety of terms offered and mix of business having a larger unfavorable impact than the favorable trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
As of March 31, 2014, DIOH decreased 2 days as compared to March 31, 2013 primarily due to a higher level of sales in the first quarter of 2014 versus the first quarter of 2013; and increased 7 days as compared to December 31, 2013, primarily due to increased levels of inventory in support of the launches of many new products somewhat offset by progress from inventory reduction initiatives.

Investing Activities
Investing activities during the three months ended March 31, 2014 used $3.5 million in cash. Net capital expenditures used $3.5 million. Capital expenditures included investments in tooling related to new product development, and manufacturing and information technology process improvement projects.
Investing activities during the three months ended March 31, 2013 used $3.3 million in cash. Net capital expenditures used $4.0 million. This was partially offset by proceeds from sale of business which provided $0.7 million. Capital expenditures included investments in tooling related to new product development and manufacturing and also information technology process improvement projects.
Financing Activities
Net cash used by financing activities was $10.2 million during the first three months of 2014. The purchases of our Common Stock per our authorized repurchase program used $3.6 million, dividend payments used $3.5 million, the payment of Long-Term Debt used $2.0 million and the repayment of Short-Term borrowings used $1.5 million, partially offset by proceeds from the issuance of Common Stock of $0.2 million, and the excess tax benefit on stock plans of $0.2 million.
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
Indebtedness
As of March 31, 2014, we had committed lines of credit totaling $125.0 million and uncommitted lines of credit totaling $87.8 million. There was $10.0 million in outstanding borrowings under our JPMorgan facility and $18.0 million in outstanding borrowings under our Prudential facility as of March 31, 2014. In addition, we had stand alone letters of credit of $2.1 million outstanding and bank guarantees in the amount of $0.3 million. Commitment fees on unused lines of credit for the three months ended March 31, 2014 were $0.1 million.
Our most restrictive covenants are part of our 2011 Credit Agreement with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2014, our indebtedness to EBITDA ratio was 0.36 to 1 and our EBITDA to interest expense ratio was 48.00 to 1.
Credit Facilities
JPMorgan Chase Bank, National Association
Details regarding our Credit Agreement, dated as of May 5, 2011 and amended on April 25, 2013, with JPMorgan Chase Bank, N. A. (“JPMorgan”), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto (the “2011 Credit Agreement”) are described in Note 8 of the 2013 annual report on Form 10-K.
As of March 31, 2014, we were in compliance with all covenants under this credit agreement. There was $10.0 million in outstanding borrowings under this facility at March 31, 2014, with a weighted average interest rate of 1.46%. This facility, under the current terms of the 2011 Credit Agreement, expires on March 1, 2018.
Prudential Investment Management, Inc.
Details regarding our Private Shelf Agreement, dated as of July 29, 2009, and amended on May 5, 2011 and July 24, 2012 with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto (the “Shelf Agreement”) are described in Note 8 of the 2013 annual report on Form 10-K.
As of March 31, 2014, there was $18.0 million in outstanding borrowings under this facility, consisting of the $8.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018 and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. The first payment of $2.0 million on Series A notes was made during the first quarter of 2014. We were in compliance with all covenants under this private shelf agreement as of March 31, 2014. The issuance period, under the current terms of the Shelf Agreement, expires on July 24, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2.0 million Euros, or approximately $2.8 million. There was no balance outstanding on this facility as of March 31, 2014.

HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. During the first quarter of 2014, we repaid previous borrowings under this facility amounting to $1.5 million and as of March 31, 2014, there were no outstanding borrowings on this facility.
Contractual Obligations
Except as noted above, there have been no material changes with respect to contractual obligations as disclosed in our 2013 annual report on Form 10-K.
Newly Issued Accounting Guidance
No new accounting pronouncements issued during 2014 but not yet effective has had, or is expected to have, a material impact on our results of operations or financial position.
Cautionary Statement Relevant to Forward-Looking Information
This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: geopolitical and economic uncertainty throughout the world; the competition in our business; our ability to attract and retain key personnel; our ability to successfully upgrade, evolve and protect our information technology systems; our ability to effectively manage organizational changes; our ability to develop and commercialize new innovative products and services; our ability to comply with laws and regulations; fluctuations in the cost or availability of raw materials and purchased components; unforeseen product liability claims or product quality issues; the occurrence of a significant business interruption; and the relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Information about factors that could materially affect our results can be found in Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A of this Form 10-Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.
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
There have been no material changes in our market risk since December 31, 2013. For additional information, refer to Item 7A of our 2013 annual report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended March 31, 2014 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2013. There have been no material changes to our risk factors since the filing of that report.

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

For the Quarter Ended March 31, 2014	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2014	91	$67.81	—	630,603
February 1 - 28, 2014	27,768	59.82	20,899	609,704
March 1 - 31, 2014	37,337	62.28	37,259	572,445
Total	65,196	$61.24	58,158	572,445
(1) Includes 7,038 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2014 and 2013; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to the Condensed Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	April 25, 2014	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	April 25, 2014	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)