Form 10-Q
period 2014-06-30
TENNANT CO
filed 2014-07-30
CIK 97134

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of July 15, 2014, there were 18,384,494 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except shares and per share data)	June 30		June 30
	2014	2013	2014	2013
Net Sales	$219,084	$200,238	$403,063	$368,330
Cost of Sales	123,821	112,497	230,883	208,066
Gross Profit	95,263	87,741	172,180	160,264

Operating Expense:
Research and Development Expense	7,651	7,821	15,132	15,339
Selling and Administrative Expense	64,471	58,298	124,670	116,420
Total Operating Expense	72,122	66,119	139,802	131,759
Profit from Operations	23,141	21,622	32,378	28,505

Other Income (Expense):
Interest Income	95	114	170	228
Interest Expense	(419)	(411)	(905)	(878)
Net Foreign Currency Transaction Gains (Losses)	328	(419)	120	(743)
Other Expense, Net	(89)	(87)	(120)	(81)
Total Other Expense, Net	(85)	(803)	(735)	(1,474)

Profit Before Income Taxes	23,056	20,819	31,643	27,031
Income Tax Expense	7,533	6,565	10,325	7,718
Net Earnings	$15,523	$14,254	$21,318	$19,313

Earnings per Share:
Basic	$0.85	$0.78	$1.17	$1.06
Diluted	$0.83	$0.76	$1.14	$1.03

Weighted Average Shares Outstanding:
Basic	18,167,054	18,253,326	18,242,240	18,298,379
Diluted	18,675,607	18,787,880	18,776,369	18,835,542

Cash Dividend Declared per Common Share	$0.20	$0.18	$0.38	$0.36

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30		June 30
	2014	2013	2014	2013
Net Earnings	$15,523	$14,254	$21,318	$19,313
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	814	(2,505)	1,851	(3,917)
Pension and retiree medical benefits	47	658	92	916
Income Taxes:
Foreign currency translation adjustments	(1)	(7)	13	(7)
Pension and retiree medical benefits	(17)	—	(34)	(2)
Total Other Comprehensive Income (Loss), net of tax	843	(1,854)	1,922	(3,010)
Comprehensive Income	$16,366	$12,400	$23,240	$16,303

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except shares and per share data)	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$62,603	$80,984
Restricted Cash	427	393
Accounts Receivable, less Allowances of $4,867 and $4,526, respectively	158,338	140,182
Inventories	79,034	66,906
Prepaid Expenses	9,150	11,426
Deferred Income Taxes, Current Portion	9,390	13,723
Other Current Assets	1,716	1,682
Total Current Assets	320,658	315,296
Property, Plant and Equipment	310,703	300,906
Accumulated Depreciation	(226,233)	(217,430)
Property, Plant and Equipment, Net	84,470	83,476
Deferred Income Taxes, Long-Term Portion	6,507	2,423
Goodwill	19,295	18,929
Intangible Assets, Net	18,136	19,028
Other Assets	16,962	17,154
Total Assets	$466,028	$456,306
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$3,640	$3,803
Accounts Payable	60,122	53,079
Employee Compensation and Benefits	27,101	29,756
Income Taxes Payable	968	812
Other Current Liabilities	43,456	44,076
Total Current Liabilities	135,287	131,526
Long-Term Liabilities:
Long-Term Debt	24,572	28,000
Employee-Related Benefits	24,958	25,173
Deferred Income Taxes, Long-Term Portion	6,542	2,870
Other Liabilities	5,281	4,891
Total Long-Term Liabilities	61,353	60,934
Total Liabilities	196,640	192,460
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,384,306 and 18,491,524 shares issued and outstanding, respectively	6,894	6,934
Additional Paid-In Capital	21,470	31,956
Retained Earnings	264,073	249,927
Accumulated Other Comprehensive Loss	(23,049)	(24,971)
Total Shareholders’ Equity	269,388	263,846
Total Liabilities and Shareholders’ Equity	$466,028	$456,306

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In thousands)	June 30
	2014	2013
OPERATING ACTIVITIES
Net Earnings	$21,318	$19,313
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	8,818	8,858
Amortization	1,223	1,281
Deferred Income Taxes	3,964	1,898
Share-Based Compensation Expense	3,756	3,439
Allowance for Doubtful Accounts and Returns	776	703
Other, Net	13	1
Changes in Operating Assets and Liabilities:
Receivables	(18,649)	(11,514)
Inventories	(13,208)	(7,536)
Accounts Payable	7,540	6,145
Employee Compensation and Benefits	(5,471)	(8,875)
Other Current Liabilities	(2,238)	1,825
Income Taxes	2,819	1,752
Other Assets and Liabilities	(153)	(2,066)
Net Cash Provided by Operating Activities	10,508	15,224
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(7,411)	(7,192)
Proceeds from Disposals of Property, Plant and Equipment	118	60
Acquisition of Business, Net of Cash Acquired	—	(750)
Proceeds from Sale of Business	—	699
Increase in Restricted Cash	(12)	(228)
Net Cash Used for Investing Activities	(7,305)	(7,411)
FINANCING ACTIVITIES
Payments of Short-Term Debt	(1,500)	—
Short-Term Debt Borrowings	—	1,500
Payment of Long-Term Debt	(2,013)	(733)
Purchases of Common Stock	(13,609)	(12,141)
Proceeds from Issuance of Common Stock	705	3,812
Excess Tax Benefit on Stock Plans	1,329	1,506
Dividends Paid	(7,172)	(6,611)
Net Cash Used for Financing Activities	(22,260)	(12,667)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	676	(510)
Net Decrease in Cash and Cash Equivalents	(18,381)	(5,364)
Cash and Cash Equivalents at Beginning of Period	80,984	53,940
Cash and Cash Equivalents at End of Period	$62,603	$48,576

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$1,645	$2,834
Cash Paid for Interest	$775	$808
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$715	$1,383

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
Q4 2013 Action - During the fourth quarter of 2013, we implemented a restructuring action to right size the cost structure in our European operations, primarily as a result of the strategic decision to adjust our Direct versus Distribution selling efforts, to enhance our go-to-market approach which is anticipated to improve profitability and increase customer satisfaction. The pre-tax charge of $1,577 recognized in the fourth quarter consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings. We do not expect additional costs will be incurred related to this restructuring action and we believe the anticipated savings will offset the pre-tax charge in approximately 1.5 years. The charge impacted our Europe, Middle East, Africa (EMEA) operating segment, which has no goodwill balance.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q4 2013 restructuring action	$1,577
December 31, 2013 balance	$1,577
2014 utilization:
Cash payments	(938)
Foreign currency adjustments	(6)
Change in estimate	(25)
June 30, 2014 balance	$608

Q1 2013 Action - During the first quarter of 2013, we implemented a restructuring action to right size the cost structure of our European operations, primarily focused on reducing the size of our sales and service organization, in response to the challenging economic situation. The pre-tax charge of $1,440 recognized in the first quarter consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings. We do not expect additional costs will be incurred related to this restructuring action and the anticipated savings will offset the pre-tax charge in approximately one year. The charge impacted our Europe, Middle East, Africa (EMEA) operating segment, which has no goodwill balance.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q1 2013 restructuring action	$1,440
Cash payments	(1,110)
Foreign currency adjustments	17
December 31, 2013 balance	$347
2014 utilization:
Cash payments	(84)
Foreign currency adjustments	6
June 30, 2014 balance	$269

4.	Acquisitions and Divestitures
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
Divestitures
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH, and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014 as of the date of sale, in cash and financed the remaining €5,351, for a total purchase price of €6,166. A total of €2,126, or $2,826, was received in equal quarterly payments during 2013 and the first anniversary payment of €1,075, or $1,435, was received on July 31, 2013. The remaining €2,150, or $2,943, as of June 30, 2014, will be received in equal installments on the second and third anniversary dates of the divestiture. As a result of this divestiture, we recorded a pre-tax gain of $784 during the third quarter of 2012 in our Profit from Operations in the Condensed Consolidated Statements of Earnings.
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

5.	Inventories
Inventories are valued at the lower of cost or market. Inventories at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Inventories carried at LIFO:
Finished goods	$41,598	$36,238
Raw materials, production parts and work-in-process	18,525	13,922
LIFO reserve	(27,463)	(27,463)
Total LIFO inventories	32,660	22,697
Inventories carried at FIFO:
Finished goods	32,560	31,489
Raw materials, production parts and work-in-process	13,814	12,720
Total FIFO inventories	46,374	44,209
Total inventories	$79,034	$66,906
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the six months ended June 30, 2014 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2013	$68,906	$(49,977)	$18,929
Foreign currency fluctuations	1,679	(1,313)	366
Balance as of June 30, 2014	$70,585	$(51,290)	$19,295
The balances of acquired Intangible Assets, excluding Goodwill, as of June 30, 2014 and December 31, 2013 were as follows:

	Customer Lists	Trade Name	Technology	Total
Balance as of June 30, 2014
Original cost	$24,451	$4,807	$7,323	$36,581
Accumulated amortization	(12,783)	(2,138)	(3,524)	(18,445)
Carrying value	$11,668	$2,669	$3,799	$18,136
Weighted-average original life (in years)	15	14	13
Balance as of December 31, 2013
Original cost	$23,763	$4,836	$7,347	$35,946
Accumulated amortization	(11,609)	(1,976)	(3,333)	(16,918)
Carrying value	$12,154	$2,860	$4,014	$19,028
Weighted-average original life (in years)	15	14	13
Amortization expense on Intangible Assets for the three and six months ended June 30, 2014 was $612 and $1,223, respectively. Amortization expense on Intangible Assets for the three and six months ended June 30, 2013 was $637 and $1,281, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2014	$1,220
2015	2,231
2016	1,897
2017	1,794
2018	1,787
Thereafter	9,207
Total	$18,136

7.	Debt
Debt outstanding is summarized as follows:

	June 30, 2014	December 31, 2013
Short-Term Debt:
Credit facility borrowings	$—	$1,500
Long-Term Debt:
Bank borrowings	4	9
Credit facility borrowings	28,000	30,000
Collateralized borrowings	10	11
Capital lease obligations	198	283
Total Debt	28,212	31,803
Less: Current Portion	(3,640)	(3,803)
Long-Term Portion	$24,572	$28,000
As of June 30, 2014, we had committed lines of credit totaling $125,000 and uncommitted lines of credit totaling $87,738. There was $10,000 in outstanding borrowings under our JPMorgan facility (described below) and $18,000 in outstanding borrowings under our Prudential facility (described below) as of June 30, 2014. In addition, we had stand alone letters of credit of $2,460 outstanding and bank guarantees in the amount of $341. Commitment fees on unused lines of credit for the six months ended June 30, 2014 were $158.
Our most restrictive covenants are part of our 2011 Credit Agreement with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2014, our indebtedness to EBITDA ratio was 0.36 to 1 and our EBITDA to interest expense ratio was 49.02 to 1.
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
As of June 30, 2014, we were in compliance with all covenants under this credit agreement. There was $10,000 in outstanding borrowings under this facility at June 30, 2014, with a weighted average interest rate of 1.46%. This facility, under the current terms of the 2011 Credit Agreement, expires on March 1, 2018.
Prudential Investment Management, Inc.
Details regarding our Private Shelf Agreement, dated as of July 29, 2009, and amended on May 5, 2011 and July 24, 2012 with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto (the “Shelf Agreement”) are described in Note 8 of the 2013 annual report on Form 10-K.

As of June 30, 2014, there was $18,000 in outstanding borrowings under this facility, consisting of the $8,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018 and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. The first payment of $2,000 on Series A notes was made during the first quarter of 2014. We were in compliance with all covenants under this private shelf agreement as of June 30, 2014. The issuance period, under the current terms of the Shelf Agreement, expires on July 24, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2,000, or approximately $2,738. There was no balance outstanding on this facility as of June 30, 2014.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. During the first quarter of 2014, we repaid previous borrowings under this facility amounting to $1,500 and as of June 30, 2014, there were no outstanding borrowings on this facility.

8.	Warranty
We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty terms on machines generally range from one to four years; however, the majority of our claims are paid out within the first six to nine months following a sale.
The changes in warranty reserves for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended
	June 30
	2014	2013
Beginning balance	$9,663	$9,357
Additions charged to expense	5,127	5,578
Foreign currency fluctuations	33	(132)
Claims paid	(4,916)	(5,055)
Ending balance	$9,907	$9,748

9.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at June 30, 2014 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$18	$—	$18	$—
Total Assets	$18	$—	$18	$—
Liabilities:
Foreign currency forward exchange contracts	$138	$—	$138	$—
Total Liabilities	$138	$—	$138	$—
Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.
We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts that hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense), Net under Net Foreign Currency Transaction Gains (Losses) within the Condensed Consolidated Statements of Earnings. As of June 30, 2014, the fair value of such contracts outstanding was an asset of $18 and a liability of $138. As of December 31, 2013, the fair value of such contracts outstanding was an asset of $16 and a liability of $109. At June 30, 2014 and December 31, 2013, the notional amounts of foreign currency forward exchange contracts outstanding were $39,068 and $30,280, respectively. We recognized a net loss of $902 and a net gain of $901 on such contracts during the first six months of 2014 and 2013, respectively.
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
Our defined benefit pension plans and postretirement medical plan are described in Note 11 of the 2013 annual report on Form 10-K. We have contributed $73 and $278 during the second quarter of 2014 and $252 and $542 during the first six months of 2014 to our pension plans and to our postretirement medical plan, respectively.
The components of the net periodic benefit cost for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$123	$216	$38	$33	$32	$38
Interest cost	488	563	134	121	118	110
Expected return on plan assets	(672)	(910)	(131)	(115)	—	—
Amortization of net actuarial loss (gain)	30	1,073	—	—	(11)	127
Amortization of prior service cost (benefit)	10	(503)	47	80	(1)	(102)
Foreign currency	—	—	(2)	(13)	—	—
Net periodic (benefit) cost	$(21)	$439	$86	$106	$138	$173

	Six Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$247	$432	$76	$66	$64	$76
Interest cost	982	1,131	266	243	249	222
Expected return on plan assets	(1,342)	(1,820)	(260)	(231)	—	—
Amortization of net actuarial loss	74	1,096	—	—	—	101
Amortization of prior service cost (benefit)	21	46	93	161	(3)	(52)
Foreign currency	—	—	16	29	—	—
Net periodic (benefit) cost	$(18)	$885	$191	$268	$310	$347

11.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of June 30, 2014, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $12,055, of which we have guaranteed $9,799. As of June 30, 2014, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $194 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the second quarter of 2014, we entered into a three year software licensing agreement with a total commitment of $1,198.
During the second quarter of 2012, we entered into a three year agreement with a supplier, commencing January 1, 2013, with a total commitment of $2,102 of which $1,054 is still outstanding as of June 30, 2014.

12.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	June 30, 2014	December 31, 2013
Foreign currency translation adjustments	$(20,127)	$(21,991)
Pension and retiree medical benefits	(2,922)	(2,980)
Total Accumulated Other Comprehensive Loss	$(23,049)	$(24,971)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Total
December 31, 2013	$(21,991)	$(2,980)	$(24,971)
Other comprehensive income before reclassifications	1,864	—	1,864
Amounts reclassified from Accumulated Other Comprehensive Loss	—	58	58
Net current period other comprehensive income	1,864	58	1,922
June 30, 2014	$(20,127)	$(2,922)	$(23,049)

13.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2011 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2007.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $3,931 for unrecognized tax benefits as of June 30, 2014, there was approximately $617 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2014 was $3,623. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
Unrecognized tax benefits were reduced by $21 during the first six months of 2014 for expiration of the statute of limitations in various jurisdictions.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2007 to 2011 for which settlement is expected prior to year end. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

14.	Share-Based Compensation
Our share-based compensation plans are described in Note 15 of the 2013 annual report on Form 10-K. During the three months ended June 30, 2014 and 2013 we recognized total Share-Based Compensation Expense of $2,216 and $1,732, respectively. During the six months ended June 30, 2014 and 2013 we recognized total Share-Based Compensation Expense of $3,756 and $3,439, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the six months ended June 30, 2014 and 2013 was $1,329 and $1,506, respectively.
During the first six months of 2014, we granted 20,278 restricted shares. The weighted average grant date fair value of each share awarded was $61.77. Restricted share awards generally have a 3 year vesting period from the effective date of the grant. The total fair value of shares vested during the six months ended June 30, 2014 and 2013 was $827 and $538, respectively.

15.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Numerator:
Net Earnings	$15,523	$14,254	$21,318	$19,313
Denominator:
Basic - Weighted Average Shares Outstanding	18,167,054	18,253,326	18,242,240	18,298,379
Effect of dilutive securities:
Share-based compensation plans	508,553	534,554	534,129	537,163
Diluted - Weighted Average Shares Outstanding	18,675,607	18,787,880	18,776,369	18,835,542
Basic Earnings per Share	$0.85	$0.78	$1.17	$1.06
Diluted Earnings per Share	$0.83	$0.76	$1.14	$1.03

Excluded from the dilutive securities shown above were options to purchase 154,897 and 278,862 shares of Common Stock during the three months ended June 30, 2014 and 2013, respectively. Excluded from the dilutive securities shown above were options to purchase 155,497 and 270,433 shares of Common Stock during the six months ended June 30, 2014 and 2013, respectively. These exclusions were made as the effects were anti-dilutive.

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
Net Sales attributed to each geographic area for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Americas	$153,698	$139,593	$276,087	$252,840
Europe, Middle East and Africa	41,273	39,838	84,336	79,029
Asia Pacific	24,113	20,807	42,640	36,461
Total	$219,084	$200,238	$403,063	$368,330

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

17.	Related Party Transactions
On July 31, 2012, we entered into a share purchase agreement with M&F, as further discussed in Note 4. Two of the M&F shareholders are individuals who were employed by Tennant prior to the transaction date and were no longer employed by Tennant as of the transaction date.
Our May 31, 2011 acquisition of Water Star includes installment payments totaling $1,500, all of which have been paid to the former owners of Water Star, as further discussed in Note 4. As of September 30, 2013, the former owners of Water Star were no longer employees of Tennant.
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
Net Earnings for the second quarter of 2014 were $15.5 million, or $0.83 per diluted share, as compared to Net Earnings of $14.3 million, or $0.76 per diluted share, in the second quarter of 2013. Operating Profit for the second quarter of 2014 was $23.1 million, or 10.6% of Net Sales, as compared to Operating Profit of $21.6 million, or 10.8% of Net Sales, in the second quarter of 2013. Operating Profit during the second quarter of 2014 was favorably impacted by higher Net Sales and lower Research and Development (“R&D”) Expense, somewhat offset by higher Selling and Administrative (“S&A”) Expense.
Net Earnings for the first six months of 2014 were $21.3 million, or $1.14 per diluted share, as compared to Net Earnings of $19.3 million, or $1.03 per diluted share, in the first six months of 2013. Operating Profit for the first six months of 2014 was $32.4 million, or 8.0% of Net Sales, as compared to Operating Profit of $28.5 million, or 7.7% of Net Sales, in the first six months of 2013. Operating Profit during the first six months of 2014 was favorably impacted by higher Net Sales, somewhat offset by higher S&A Expense.
Net Earnings for the second quarter of 2013 were $14.3 million, or $0.76 per diluted share, as compared to Net Earnings of $13.7 million, or $0.71 per diluted share, in the second quarter of 2012. Net Earnings during the second quarter of 2013 were favorably impacted by higher Net Sales and lower S&A Expense due to continued tight cost controls and improved operating efficiencies, somewhat offset by increased R&D Expense.

Net Earnings for the first six months of 2013 were $19.3 million, or $1.03 per diluted share, as compared to Net Earnings of $19.0 million, or $0.99 per diluted share, in the first six months of 2012. Net Earnings during the first six months of 2013 were favorably impacted by a tax benefit of $0.6 million related to the 2012 R&D tax credit which was retrospectively enacted in January of 2013. Included in the lower S&A Expense in the first six months of 2013 was a restructuring charge, described in Note 3, of $1.4 million, or 40 basis points as a percent of sales.
Historical Results
The following table compares the historical results of operations for the three and six months ended June 30, 2014 and 2013, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2014	%	2013	%	2014	%	2013	%
Net Sales	$219,084	100.0	$200,238	100.0	$403,063	100.0	$368,330	100.0
Cost of Sales	123,821	56.5	112,497	56.2	230,883	57.3	208,066	56.5
Gross Profit	95,263	43.5	87,741	43.8	172,180	42.7	160,264	43.5
Operating Expense:
Research and Development Expense	7,651	3.5	7,821	3.9	15,132	3.8	15,339	4.2
Selling and Administrative Expense	64,471	29.4	58,298	29.1	124,670	30.9	116,420	31.6
Total Operating Expense	72,122	32.9	66,119	33.0	139,802	34.7	131,759	35.8
Profit from Operations	23,141	10.6	21,622	10.8	32,378	8.0	28,505	7.7
Other Income (Expense):
Interest Income	95	—	114	0.1	170	—	228	0.1
Interest Expense	(419)	(0.2)	(411)	(0.2)	(905)	(0.2)	(878)	(0.2)
Net Foreign Currency Transaction Gains (Losses)	328	0.1	(419)	(0.2)	120	—	(743)	(0.2)
Other Expense, Net	(89)	—	(87)	—	(120)	—	(81)	—
Total Other Expense, Net	(85)	—	(803)	(0.4)	(735)	(0.2)	(1,474)	(0.4)
Profit Before Income Taxes	23,056	10.5	20,819	10.4	31,643	7.9	27,031	7.3
Income Tax Expense	7,533	3.4	6,565	3.3	10,325	2.6	7,718	2.1
Net Earnings	$15,523	7.1	$14,254	7.1	$21,318	5.3	$19,313	5.2
Earnings per Diluted Share	$0.83		$0.76		$1.14		$1.03
Net Sales
Consolidated Net Sales for the second quarter of 2014 totaled $219.1 million, a 9.4% increase as compared to consolidated Net Sales of $200.2 million in the second quarter of 2013.
The components of the consolidated Net Sales change for the three and six months ended June 30, 2014 as compared to the same period in 2013 were as follows:

	2014 v. 2013
	Three Months Ended	Six Months Ended
	June 30	June 30
Organic Growth:
Volume	7.9%	9.4%
Price	1.0%	0.5%
Organic Growth	8.9%	9.9%
Foreign Currency	0.5%	(0.5%)
Total	9.4%	9.4%

The 9.4% increase in consolidated Net Sales in the second quarter of 2014 as compared to the same period in 2013 was driven by:

•
An organic sales increase of approximately 8.9%, which excludes the effects of foreign currency exchange (and acquisitions when applicable), due to an approximate 7.9% volume increase and a 1.0% price increase. The volume increase was primarily due to strong sales through the direct selling channel, demand for new products such as the T12 rider scrubber, and gains in commercial, industrial and outdoor equipment. Sales of new products introduced since the 2012 fourth quarter were 10% of equipment sales in the second quarter of 2014. The price increase was the result of selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of March 1, 2014. We expect the increase in selling prices to increase Net Sales in the range of 1 percent to 2 percent for the 2014 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

•	A favorable direct foreign currency exchange impact of approximately 0.5%.
The 9.4% increase in consolidated Net Sales in the first six months of 2014 as compared to the same period in 2013 was driven by:

•
An organic sales increase of approximately 9.9%, which excludes the effects of foreign currency exchange (and acquisitions when applicable), due to an approximate 9.4% volume increase and a 0.5% price increase. The volume increase was primarily due to strong sales to strategic accounts, direct and distribution selling channels, demand for new products such as the T12 rider scrubber, and gains in commercial, industrial and outdoor equipment. Sales of new products introduced since the 2012 fourth quarter were 9% of equipment sales in the first six months of 2014. The price increase was the result of selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of March 1, 2014. We expect the increase in selling prices to increase Net Sales in the range of 1 percent to 2 percent for the 2014 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

•	An unfavorable direct foreign currency exchange impact of approximately 0.5%.
The following table sets forth the Net Sales by geographic area for the three and six months ended June 30, 2014 and 2013 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2014	2013	%	2014	2013	%
Americas	$153,698	$139,593	10.1	$276,087	$252,840	9.2
Europe, Middle East and Africa	41,273	39,838	3.6	84,336	79,029	6.7
Asia Pacific	24,113	20,807	15.9	42,640	36,461	16.9
Total	$219,084	$200,238	9.4	$403,063	$368,330	9.4
Americas
Net Sales in the Americas were $153.7 million and $276.1 million for the second quarter and first six months of 2014, an increase of 10.1% and 9.2%, respectively, from the second quarter and first six months of 2013. Organic sales in the second quarter and first six months of 2014 were favorably impacted by higher sales of sweepers and scrubbers in North America, including scrubbers equipped with ec-H2O™ technology. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 1.0% during the second quarter and 1.5% during the first six months of 2014. Organic sales increased approximately 11.1% in the second quarter and 10.7% in the first six months of 2014.
Europe, Middle East and Africa
In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales increased 3.6% and 6.7% to $41.3 million and $84.3 million, respectively for the second quarter and first six months of 2014, compared to the second quarter and first six months of 2013. Organic sales decreased approximately 1.9% in the second quarter primarily due to timing of orders; some of the orders expected in June 2014 were received in July 2014. Organic sales increased approximately 1.7% in the first six months of 2014. There was a favorable foreign currency exchange impact on Net Sales during the second quarter and first six months of 2014 of approximately 5.5% and 5.0%, respectively. EMEA organic sales in the first six months of 2014 were favorably impacted by higher sales of outdoor equipment.

Asia Pacific
Net Sales in the Asia Pacific market for the second quarter and first six months of 2014 totaled $24.1 million and $42.6 million, respectively, an increase of 15.9% and 16.9% from the second quarter and first six months of 2013. Organic sales increased approximately 18.9% in the second quarter and 21.9% in the first six months of 2014 due to broad based growth throughout the region including continued strong sales performance in China. Direct foreign currency translation exchange effects unfavorably impacted sales by approximately 3.0% and 5.0% in the second quarter and first six months of 2014, respectively.
Gross Profit
Gross profit in the second quarter of 2014 was $95.3 million, or 43.5% of Net Sales, as compared to $87.7 million, or 43.8% of Net Sales, in the second quarter of 2013. Gross profit dollars increased 8.6% versus the prior year period due to the higher Net Sales in the second quarter of 2014. Gross margin was 30 basis points lower versus the prior year period primarily due to costs related to hiring and training additional manufacturing employees to support the higher levels of production.
Gross profit in the first six months of 2014 was $172.2 million, or 42.7% of Net Sales, as compared to $160.3 million, or 43.5% of Net Sales, in the first six months of 2013. Gross profit dollars increased 7.4% versus the prior year period due to the higher Net Sales in the first six months of 2014. Gross margin was 80 basis points lower versus the prior year period primarily due to strong sales through distribution and sales to strategic accounts that tend to have lower gross margins and costs related to hiring and training additional manufacturing employees to support the higher levels of production.
Operating Expense
Research & Development Expense
R&D Expense in the second quarter of 2014 decreased by 2.2% to $7.7 million as compared with $7.8 million in the second quarter of 2013. R&D Expense as a percentage of Net Sales was 3.5% for the second quarter of 2014, a decrease of 40 basis points as compared to 3.9% in the second quarter of 2013.
R&D Expense for the first six months of 2014 was $15.1 million, a decrease of 1.3% from $15.3 million in the same period in 2013. R&D Expense as a percentage of Net Sales was 3.8% for the first six months of 2014 as compared to 4.2% for the first six months of 2013.
The company continued to invest in developing innovative new products for its traditional core business, as well as in its Orbio Technologies Group, which is focused on advancing a suite of sustainable cleaning technologies. New products are a key driver of sales growth. Nine new products were launched in the first half of 2014, including a line of walk-behind burnishers and a mid-size battery-powered rider scrubber. There are plans to introduce an additional seven new products in the second half of the year.
Selling & Administrative Expense
S&A Expense in the second quarter of 2014 was $64.5 million, as compared to $58.3 million in the second quarter of 2013. S&A Expense as a percentage of Net Sales was 29.4% for the second quarter of 2014, an increase of 30 basis points from 29.1% in the comparable 2013 quarter.
For the six months ended June 30, 2014, S&A Expense increased to $124.7 million from $116.4 million in the comparable period last year. S&A Expense as a percentage of Net Sales was 30.9% for the first half of 2014 versus 31.6% in the comparable period last year. Included in S&A Expense in the first six months of 2013 was the first quarter 2013 restructuring charge, described in Note 3, of $1.4 million, or 40 basis points as a percent of sales.
The increase in S&A Expense in the second quarter and first six months of 2014 as compared to the same periods in the prior year was due to investments in direct sales, distribution and marketing to build organic sales. Continued cost controls and improved operating efficiencies favorably impacted S&A Expense in the first six months of 2014.
Other Income (Expense), Net
Interest Income
There was no significant change in Interest Income in the second quarter and first six months of 2014 as compared to the same periods in 2013.
Interest Expense
There was no significant change in Interest Expense in the second quarter and first six months of 2014 as compared to the same periods in 2013.

Net Foreign Currency Transaction Gains (Losses)
Net Foreign Currency Transaction Gains in the second quarter and first six months of 2014 were $0.3 million and $0.1 million, respectively, as compared to Net Foreign Currency Transaction Losses of $0.4 million and $0.7 million in the same periods in the prior year. The favorable change in the impact from foreign currency transactions in 2014 was due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.
Other (Expense) Income, Net
There was no significant change in Other (Expense) Income, Net in the second quarter and first six months of 2014 as compared to the same periods in 2013.
Income Taxes
The effective tax rate in the second quarter of 2014 was 32.7% compared to the effective rate in the second quarter of the prior year of 31.5%.
The year-to-date overall effective rate was 32.6% for 2014 compared to 28.6% for 2013. The tax expense for the first half of 2013 included a $0.4 million tax benefit associated with a $1.4 million expense related to a European restructuring reserve. The tax expense for the first half of 2013 also included a discrete tax benefit of $0.6 million for the enactment of the Federal R&D tax credit retroactively impacting the tax year ended December 31, 2012. Excluding these benefits, the 2013 year-to-date overall effective tax rate would have been 30.6%.
The increase in the overall year-to-date effective tax rate, excluding these special items, was primarily related to the mix in expected full year taxable earnings by country and changes related to the Federal R&D tax credits. The 2014 second quarter and first half year-to-date tax rate did not include any benefit for Federal R&D tax credits as we are not allowed to consider these credits in our tax rate until they are formally reenacted.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $62.6 million at June 30, 2014, as compared to $81.0 million as of December 31, 2013. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.4 as of June 30, 2014 and 2.4 as of December 31, 2013, and our working capital was $185.4 million and $183.8 million, respectively. Our debt-to-capital ratio was 9.5% and 10.8% at June 30, 2014 and December 31, 2013, respectively.
Cash Flow Summary
Cash provided by (used for) our operating, investing and financing activities is summarized as follows (in thousands):

	Six Months Ended
	June 30
	2014	2013
Operating Activities	$10,508	$15,224
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(7,293)	(7,132)
Acquisition of Business, Net of Cash Acquired	—	(750)
Proceeds from Sale of Business	—	699
(Increase) Decrease in Restricted Cash	(12)	(228)
Financing Activities	(22,260)	(12,667)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	676	(510)
Net Decrease in Cash and Cash Equivalents	$(18,381)	$(5,364)

Operating Activities
Operating activities provided $10.5 million of cash for the six months ended June 30, 2014. Cash provided by operating activities was driven primarily from Net Earnings of $21.3 million and an increase in Accounts Payable of $7.5 million partially offset by an increase in Accounts Receivable of $18.6 million, an increase in Inventories of $13.2 million, and a decrease in Employee Compensation and Benefits liabilities of $5.5 million.
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

	June 30, 2014	December 31, 2013	June 30, 2013
DSO	64	61	61
DIOH	79	81	75
As of June 30, 2014, DSO increased 3 days as compared to June 30, 2013 and December 31, 2013. The increase is primarily due to the variety of terms offered and mix of business having a larger unfavorable impact than the favorable trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
As of June 30, 2014, DIOH increased 4 days as compared to June 30, 2013 primarily due to increased levels of inventory in support of higher sales levels and the launches of many new products somewhat offset by progress from inventory reduction initiatives; and decreased 2 days as compared to December 31, 2013, primarily due to progress from inventory reduction initiatives being somewhat offset by increased levels of inventory to support higher sales levels and new products.
Investing Activities
Investing activities, consisting of capital expenditures, during the six months ended June 30, 2014 used $7.3 million in cash. Capital expenditures included investments in tooling related to new product development, and manufacturing and information technology process improvement projects.
Investing activities during the six months ended June 30, 2013 used $7.4 million in cash. Net capital expenditures used $7.1 million and the installment payment to the former owners of Water Star used $0.8 million. This was partially offset by proceeds of $0.7 million from the sale of a business as described in Note 4. Capital expenditures included investments in tooling related to new product development and manufacturing and also information technology process improvement projects.
Financing Activities
Net cash used by financing activities was $22.3 million during the first six months of 2014. The purchases of our Common Stock per our authorized repurchase program used $13.6 million, dividend payments used $7.2 million, the payment of Long-Term Debt used $2.0 million and the repayment of Short-Term borrowings used $1.5 million, partially offset by proceeds from the issuance of Common Stock of $0.7 million and the excess tax benefit on stock plans of $1.3 million.
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
Indebtedness
As of June 30, 2014, we had committed lines of credit totaling $125.0 million and uncommitted lines of credit totaling $87.7 million. There was $10.0 million in outstanding borrowings under our JPMorgan facility (described below) and $18.0 million in outstanding borrowings under our Prudential facility (described below) as of June 30, 2014. In addition, we had stand alone letters of credit of $2.5 million outstanding and bank guarantees in the amount of $0.3 million. Commitment fees on unused lines of credit for the six months ended June 30, 2014 were $0.2 million.

Our most restrictive covenants are part of our 2011 Credit Agreement with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2014, our indebtedness to EBITDA ratio was 0.36 to 1 and our EBITDA to interest expense ratio was 49.02 to 1.
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
As of June 30, 2014, we were in compliance with all covenants under this credit agreement. There was $10.0 million in outstanding borrowings under this facility at June 30, 2014, with a weighted average interest rate of 1.46%. This facility, under the current terms of the 2011 Credit Agreement, expires on March 1, 2018.
Prudential Investment Management, Inc.
Details regarding our Private Shelf Agreement, dated as of July 29, 2009, and amended on May 5, 2011 and July 24, 2012 with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto (the “Shelf Agreement”) are described in Note 8 of the 2013 annual report on Form 10-K.
As of June 30, 2014, there was $18.0 million in outstanding borrowings under this facility, consisting of the $8.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018 and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. The first payment of $2.0 million on Series A notes was made during the first quarter of 2014. We were in compliance with all covenants under this private shelf agreement as of June 30, 2014. The issuance period, under the current terms of the Shelf Agreement, expires on July 24, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2.0 million Euros, or approximately $2.7 million. There was no balance outstanding on this facility as of June 30, 2014.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. During the first quarter of 2014, we repaid previous borrowings under this facility amounting to $1.5 million and as of June 30, 2014, there were no outstanding borrowings on this facility.
Contractual Obligations
During the second quarter of 2014, we entered into a three year year software licensing agreement with a total commitment of $1.2 million.
Except as noted above, there have been no material changes with respect to contractual obligations as disclosed in our 2013 annual report on Form 10-K.
Newly Issued Accounting Guidance
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance on revenue from contracts with customers that will replace most of the existing revenue recognition guidance, including industry-specific guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This guidance is effective for the interim and annual periods beginning on or after December 15, 2016. Early adoption is not permitted. This guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the guidance on our results of operations or financial position and related disclosures.

No other new accounting pronouncements issued during 2014 but not yet effective have had, or are expected to have, a material impact on our results of operations or financial position.
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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended June 30, 2014 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

For the Quarter Ended June 30, 2014	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2014	91,424	$63.37	53,088	519,357
May 1 - 31, 2014	81,447	63.30	81,447	437,910
June 1 - 30, 2014	24,841	62.98	24,841	413,069
Total	197,712	$63.29	159,376	413,069
(1) Includes 38,336 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2014 and 2013; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to the Condensed Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	July 30, 2014	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	July 30, 2014	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)