Form 10-Q
period 2014-09-30
TENNANT CO
filed 2014-10-29
CIK 97134

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of October 15, 2014, there were 18,400,228 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except shares and per share data)	September 30		September 30
	2014	2013	2014	2013
Net Sales	$202,643	$188,541	$605,706	$556,871
Cost of Sales	115,480	106,679	346,363	314,745
Gross Profit	87,163	81,862	259,343	242,126

Operating Expense:
Research and Development Expense	6,844	7,970	21,976	23,309
Selling and Administrative Expense	63,215	57,663	187,885	174,083
Total Operating Expense	70,059	65,633	209,861	197,392
Profit from Operations	17,104	16,229	49,482	44,734

Other Income (Expense):
Interest Income	84	67	254	295
Interest Expense	(396)	(440)	(1,301)	(1,318)
Net Foreign Currency Transaction Losses	(276)	(303)	(156)	(1,046)
Other Expense, Net	(162)	(157)	(282)	(238)
Total Other Expense, Net	(750)	(833)	(1,485)	(2,307)

Profit Before Income Taxes	16,354	15,396	47,997	42,427
Income Tax Expense	4,562	4,779	14,887	12,497
Net Earnings	$11,792	$10,617	$33,110	$29,930

Earnings per Share:
Basic	$0.65	$0.58	$1.82	$1.64
Diluted	$0.63	$0.56	$1.77	$1.59

Weighted Average Shares Outstanding:
Basic	18,120,729	18,267,828	18,201,291	18,288,083
Diluted	18,635,287	18,811,638	18,727,818	18,823,745

Cash Dividend Declared per Common Share	$0.20	$0.18	$0.58	$0.54

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30		September 30
	2014	2013	2014	2013
Net Earnings	$11,792	$10,617	$33,110	$29,930
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(6,963)	2,696	(5,112)	(1,221)
Pension and retiree medical benefits	46	4	138	921
Income Taxes:
Foreign currency translation adjustments	(6)	(1)	7	(8)
Pension and retiree medical benefits	(17)	89	(51)	86
Total Other Comprehensive Income (Loss), net of tax	(6,940)	2,788	(5,018)	(222)
Comprehensive Income	$4,852	$13,405	$28,092	$29,708

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except shares and per share data)	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$79,784	$80,984
Restricted Cash	395	393
Accounts Receivable, less Allowances of $5,008 and $4,526, respectively	141,771	140,182
Inventories	83,964	66,906
Prepaid Expenses	13,473	11,426
Deferred Income Taxes, Current Portion	8,200	13,723
Other Current Assets	1,658	1,682
Total Current Assets	329,245	315,296
Property, Plant and Equipment	311,704	300,906
Accumulated Depreciation	(226,513)	(217,430)
Property, Plant and Equipment, Net	85,191	83,476
Deferred Income Taxes, Long-Term Portion	6,072	2,423
Goodwill	18,725	18,929
Intangible Assets, Net	16,680	19,028
Other Assets	15,337	17,154
Total Assets	$471,250	$456,306
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$3,717	$3,803
Accounts Payable	57,896	53,079
Employee Compensation and Benefits	33,549	29,756
Income Taxes Payable	1,140	812
Other Current Liabilities	43,209	44,076
Total Current Liabilities	139,511	131,526
Long-Term Liabilities:
Long-Term Debt	24,450	28,000
Employee-Related Benefits	24,407	25,173
Deferred Income Taxes, Long-Term Portion	4,553	2,870
Other Liabilities	4,961	4,891
Total Long-Term Liabilities	58,371	60,934
Total Liabilities	197,882	192,460
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,408,026 and 18,491,524 shares issued and outstanding, respectively	6,903	6,934
Additional Paid-In Capital	24,271	31,956
Retained Earnings	272,183	249,927
Accumulated Other Comprehensive Loss	(29,989)	(24,971)
Total Shareholders’ Equity	273,368	263,846
Total Liabilities and Shareholders’ Equity	$471,250	$456,306

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In thousands)	September 30
	2014	2013
OPERATING ACTIVITIES
Net Earnings	$33,110	$29,930
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	13,186	13,178
Amortization	1,812	1,914
Deferred Income Taxes	3,136	(4)
Share-Based Compensation Expense	5,261	5,106
Allowance for Doubtful Accounts and Returns	1,248	1,153
Other, Net	(45)	155
Changes in Operating Assets and Liabilities:
Receivables	(6,077)	(6,551)
Inventories	(21,720)	(11,798)
Accounts Payable	5,879	2,826
Employee Compensation and Benefits	1,755	(2,620)
Other Current Liabilities	216	1,716
Income Taxes	137	940
Other Assets and Liabilities	(1,073)	863
Net Cash Provided by Operating Activities	36,825	36,808
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(13,476)	(11,380)
Proceeds from Disposals of Property, Plant and Equipment	235	97
Acquisition of Business, Net of Cash Acquired	—	(750)
Proceeds from Sale of Business	1,418	3,520
Increase in Restricted Cash	(12)	(224)
Net Cash Used for Investing Activities	(11,835)	(8,737)
FINANCING ACTIVITIES
Payments of Short-Term Debt	(1,500)	—
Short-Term Debt Borrowings	—	1,500
Payment of Long-Term Debt	(2,015)	(938)
Purchases of Common Stock	(13,609)	(16,626)
Proceeds from Issuance of Common Stock	1,650	5,994
Excess Tax Benefit on Stock Plans	1,620	2,944
Dividends Paid	(10,854)	(9,918)
Net Cash Used for Financing Activities	(24,708)	(17,044)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,482)	342
Net Increase (Decrease) in Cash and Cash Equivalents	(1,200)	11,369
Cash and Cash Equivalents at Beginning of Period	80,984	53,940
Cash and Cash Equivalents at End of Period	$79,784	$65,309

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$8,274	$8,093
Cash Paid for Interest	$1,107	$1,189
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$1,001	$873

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
Presentation of Unrecognized Tax Benefits
In July 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of this guidance did not have a material impact on our results of operations or financial position.

3.	Management Actions
Q4 2013 Action - During the fourth quarter of 2013, we implemented a restructuring action to right size the cost structure in our European operations, primarily as a result of the strategic decision to adjust our Direct versus Distribution selling efforts, to enhance our go-to-market approach which is anticipated to improve profitability and increase customer satisfaction. The pre-tax charge of $1,577 recognized in the fourth quarter consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings. We believe the anticipated savings will offset the pre-tax charge in approximately 1.5 years. The charge impacted our Europe, Middle East, Africa (EMEA) operating segment, which has no goodwill balance. We do not expect additional costs will be incurred related to this restructuring action.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q4 2013 restructuring action	$1,577
December 31, 2013 balance	$1,577
2014 utilization:
Cash payments	(1,188)
Foreign currency adjustments	(47)
Change in estimate	(25)
September 30, 2014 balance	$317

Q1 2013 Action - During the first quarter of 2013, we implemented a restructuring action to right size the cost structure of our European operations, primarily focused on reducing the size of our sales and service organization, in response to the challenging economic situation. The pre-tax charge of $1,440 recognized in the first quarter consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings. We believe the anticipated savings will offset the pre-tax charge in approximately one year. The charge impacted our Europe, Middle East, Africa (EMEA) operating segment, which has no goodwill balance. We do not expect additional costs will be incurred related to this restructuring action.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q1 2013 restructuring action	$1,440
Cash payments	(1,110)
Foreign currency adjustments	17
December 31, 2013 balance	$347
2014 utilization:
Cash payments	(120)
Foreign currency adjustments	(23)
September 30, 2014 balance	$204

4.	Acquisitions and Divestitures
Acquisitions
On May 31, 2011, we acquired Water Star, Inc. (“Water Star”), a Newbury, Ohio firm specializing in electrochemistry, for $4,456. The total purchase price of $4,456 was comprised of $2,956 paid at closing and two $750 installment payments which were paid in cash on May 31, 2012 and 2013. This acquisition is consistent with our strategy to expand our intellectual property in support of our long-term vision to deliver sustainable, breakthrough innovations.
Divestitures
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH, and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014, in cash, as of the date of sale and financed the remaining €5,351, for a total purchase price of €6,166. A total of €2,126, or $2,826, was received in equal quarterly payments during 2013 and the first anniversary payment of €1,075, or $1,435, was received on July 31, 2013. The second anniversary payment of €1,075, or $1,418, was received on July 31, 2014. The remaining €1,075, or $1,357, as of September 30, 2014, will be received on the third anniversary date of the divestiture, which is July 31, 2015. As a result of this divestiture, we recorded a pre-tax gain of $784 during the third quarter of 2012 in our Profit from Operations in the Condensed Consolidated Statements of Earnings.
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

5.	Inventories
Inventories are valued at the lower of cost or market. Inventories at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Inventories carried at LIFO:
Finished goods	$46,860	$36,238
Raw materials, production parts and work-in-process	20,624	13,922
LIFO reserve	(27,463)	(27,463)
Total LIFO inventories	40,021	22,697
Inventories carried at FIFO:
Finished goods	30,577	31,489
Raw materials, production parts and work-in-process	13,366	12,720
Total FIFO inventories	43,943	44,209
Total inventories	$83,964	$66,906
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the nine months ended September 30, 2014 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2013	$68,906	$(49,977)	$18,929
Foreign currency fluctuations	(1,780)	1,576	(204)
Balance as of September 30, 2014	$67,126	$(48,401)	$18,725
The balances of acquired Intangible Assets, excluding Goodwill, as of September 30, 2014 and December 31, 2013, were as follows:

	Customer Lists	Trade Name	Technology	Total
Balance as of September 30, 2014
Original cost	$22,933	$4,481	$7,049	$34,463
Accumulated amortization	(12,297)	(2,074)	(3,412)	(17,783)
Carrying value	$10,636	$2,407	$3,637	$16,680
Weighted-average original life (in years)	15	14	13
Balance as of December 31, 2013
Original cost	$23,763	$4,836	$7,347	$35,946
Accumulated amortization	(11,609)	(1,976)	(3,333)	(16,918)
Carrying value	$12,154	$2,860	$4,014	$19,028
Weighted-average original life (in years)	15	14	13
Amortization expense on Intangible Assets for the three and nine months ended September 30, 2014 was $589 and $1,812, respectively. Amortization expense on Intangible Assets for the three and nine months ended September 30, 2013 was $633 and $1,914, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2014	$576
2015	2,111
2016	1,803
2017	1,701
2018	1,694
Thereafter	8,795
Total	$16,680

7.	Debt
Debt outstanding is summarized as follows:

	September 30, 2014	December 31, 2013
Short-Term Debt:
Credit facility borrowings	$—	$1,500
Long-Term Debt:
Bank borrowings	1	9
Credit facility borrowings	28,000	30,000
Collateralized borrowings	10	11
Capital lease obligations	156	283
Total Debt	28,167	31,803
Less: Current Portion	(3,717)	(3,803)
Long-Term Portion	$24,450	$28,000
As of September 30, 2014, we had committed lines of credit totaling $125,000 and uncommitted lines of credit totaling $87,525. There were $10,000 in outstanding borrowings under our JPMorgan facility (described below) and $18,000 in outstanding borrowings under our Prudential facility (described below) as of September 30, 2014. In addition, we had stand alone letters of credit of $2,460 outstanding and bank guarantees in the amount of $180. Commitment fees on unused lines of credit for the nine months ended September 30, 2014 were $241.
Our most restrictive covenants are part of our 2011 Credit Agreement with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2014, our indebtedness to EBITDA ratio was 0.35 to 1 and our EBITDA to interest expense ratio was 50.81 to 1.
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
As of September 30, 2014, we were in compliance with all covenants under this credit agreement. There were $10,000 in outstanding borrowings under this facility at September 30, 2014, with a weighted average interest rate of 1.46%. This facility, under the current terms of the 2011 Credit Agreement, expires on March 1, 2018.
Prudential Investment Management, Inc.
Details regarding our Private Shelf Agreement, dated as of July 29, 2009, and amended on May 5, 2011 and July 24, 2012 with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto (the “Shelf Agreement”) are described in Note 8 of the 2013 annual report on Form 10-K.

As of September 30, 2014, there were $18,000 in outstanding borrowings under this facility, consisting of the $8,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018 and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. The first payment of $2,000 on Series A notes was made during the first quarter of 2014. We were in compliance with all covenants under this private shelf agreement as of September 30, 2014. The issuance period, under the current terms of the Shelf Agreement, expires on July 24, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2,000, or approximately $2,525. There was no balance outstanding on this facility as of September 30, 2014.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. During the first quarter of 2014, we repaid previous borrowings under this facility amounting to $1,500 and, as of September 30, 2014, there were no outstanding borrowings on this facility.

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
The changes in warranty reserves for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended
	September 30
	2014	2013
Beginning balance	$9,663	$9,357
Additions charged to expense	7,789	8,239
Foreign currency fluctuations	(123)	(50)
Claims paid	(7,799)	(7,704)
Ending balance	$9,530	$9,842

9.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at September 30, 2014 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$108	$—	$108	$—
Total Assets	$108	$—	$108	$—
Liabilities:
Foreign currency forward exchange contracts	$6	$—	$6	$—
Total Liabilities	$6	$—	$6	$—
Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.
We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts that hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense), Net under Net Foreign Currency Transaction Gains (Losses) within the Condensed Consolidated Statements of Earnings. As of September 30, 2014, the fair value of such contracts outstanding was an asset of $108 and a liability of $6. As of December 31, 2013, the fair value of such contracts outstanding was an asset of $16 and a liability of $109. At September 30, 2014 and December 31, 2013, the notional amounts of foreign currency forward exchange contracts outstanding were $33,518 and $30,280, respectively. We recognized a net gain of $1,073 and $969 on such contracts during the first nine months of 2014 and 2013, respectively.
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
Our defined benefit pension plans and postretirement medical plan are described in Note 11 of our 2013 annual report on Form 10-K. We have contributed $73 and $239 during the third quarter of 2014 and $325 and $781 during the first nine months of 2014 to our pension plans and to our postretirement medical plan, respectively.
The components of the net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$123	$85	$38	$34	$32	$39
Interest cost	491	221	133	122	124	110
Expected return on plan assets	(670)	(363)	(131)	(116)	—	—
Amortization of net actuarial loss (gain)	37	217	—	—	(2)	49
Amortization of prior service cost (benefit)	11	9	46	(353)	—	(25)
Foreign currency	—	—	98	(56)	—	—
Net periodic (benefit) cost	$(8)	$169	$184	$(369)	$154	$173

	Nine Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$370	$517	$114	$100	$96	$115
Interest cost	1,473	1,352	399	365	373	332
Expected return on plan assets	(2,012)	(2,183)	(391)	(347)	—	—
Amortization of net actuarial loss	111	1,313	—	—	—	150
Amortization of prior service cost (benefit)	32	55	139	(192)	(5)	(77)
Foreign currency	—	—	114	(27)	—	—
Net periodic (benefit) cost	$(26)	$1,054	$375	$(101)	$464	$520

11.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of September 30, 2014, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $11,909, of which we have guaranteed $9,668. As of September 30, 2014, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $261 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the second quarter of 2014, we entered into a three year software licensing agreement with a total commitment of $1,198.
During the second quarter of 2012, we entered into a three year agreement with a supplier, commencing January 1, 2013, with a total commitment of $2,102 of which $911 is still outstanding as of September 30, 2014.

12.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	September 30, 2014	December 31, 2013
Foreign currency translation adjustments	$(27,096)	$(21,991)
Pension and retiree medical benefits	(2,893)	(2,980)
Total Accumulated Other Comprehensive Loss	$(29,989)	$(24,971)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Total
December 31, 2013	$(21,991)	$(2,980)	$(24,971)
Other comprehensive income before reclassifications	(5,105)	—	(5,105)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	87	87
Net current period other comprehensive income	(5,105)	87	(5,018)
September 30, 2014	$(27,096)	$(2,893)	$(29,989)

13.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2011 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2007.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $3,527 for unrecognized tax benefits as of September 30, 2014, there was approximately $615 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2014 was $3,224. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
Unrecognized tax benefits were reduced by $326 during the first nine months of 2014 for expiration of the statute of limitations in various jurisdictions.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2007 to 2011. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

14.	Share-Based Compensation
Our share-based compensation plans are described in Note 15 of our 2013 annual report on Form 10-K. During the three months ended September 30, 2014 and 2013 we recognized total Share-Based Compensation Expense of $1,505 and $1,667, respectively. During the nine months ended September 30, 2014 and 2013 we recognized total Share-Based Compensation Expense of $5,261 and $5,106, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the nine months ended September 30, 2014 and 2013 was $1,620 and $2,944, respectively.
During the first nine months of 2014, we granted 20,868 restricted shares. The weighted average grant date fair value of each share awarded was $62.18. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the nine months ended September 30, 2014 and 2013 was $827 and $643, respectively.

15.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Numerator:
Net Earnings	$11,792	$10,617	$33,110	$29,930
Denominator:
Basic - Weighted Average Shares Outstanding	18,120,729	18,267,828	18,201,291	18,288,083
Effect of dilutive securities:
Share-based compensation plans	514,558	543,810	526,527	535,662
Diluted - Weighted Average Shares Outstanding	18,635,287	18,811,638	18,727,818	18,823,745
Basic Earnings per Share	$0.65	$0.58	$1.82	$1.64
Diluted Earnings per Share	$0.63	$0.56	$1.77	$1.59

Excluded from the dilutive securities shown above were options to purchase 81,874 and 147,737 shares of Common Stock during the three months ended September 30, 2014 and 2013, respectively. Excluded from the dilutive securities shown above were options to purchase 85,765 and 251,576 shares of Common Stock during the nine months ended September 30, 2014 and 2013, respectively. These exclusions were made as the effects were anti-dilutive.

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
Net Sales attributed to each geographic area for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Americas	$142,149	$130,037	$418,236	$382,877
Europe, Middle East and Africa	40,610	37,436	124,946	116,465
Asia Pacific	19,884	21,068	62,524	57,529
Total	$202,643	$188,541	$605,706	$556,871

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

17.	Related Party Transactions
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
Net Earnings for the third quarter of 2014 were $11.8 million, or $0.63 per diluted share, as compared to Net Earnings of $10.6 million, or $0.56 per diluted share, in the third quarter of 2013. Operating Profit for the third quarter of 2014 was $17.1 million, or 8.4% of Net Sales, as compared to Operating Profit of $16.2 million, or 8.6% of Net Sales, in the third quarter of 2013. Operating Profit during the third quarter of 2014 was favorably impacted by higher Net Sales and lower Research and Development (“R&D”) Expense, somewhat offset by higher Selling and Administrative (“S&A”) Expense.
Net Earnings for the first nine months of 2014 were $33.1 million, or $1.77 per diluted share, as compared to Net Earnings of $29.9 million, or $1.59 per diluted share, in the first nine months of 2013. Operating Profit for the first nine months of 2014 was $49.5 million, or 8.2% of Net Sales, as compared to Operating Profit of $44.7 million, or 8.0% of Net Sales, in the first nine months of 2013. Operating Profit during the first nine months of 2014 was favorably impacted by higher Net Sales and lower R&D Expense, somewhat offset by higher S&A Expense and a lower Gross Margin as a percentage of Net Sales. Net Earnings during the first nine months of 2013 were favorably impacted by a tax benefit of $0.6 million related to the 2012 R&D tax credit which was retroactively enacted in January of 2013. Included in the S&A Expense in the first nine months of 2013 was a restructuring charge of $1.4 million, or 30 basis points as a percentage of Net Sales.

Net Earnings for the third quarter of 2013 were $10.6 million, or $0.56 per diluted share, as compared to Net Earnings of $8.7 million, or $0.46 per diluted share, in the third quarter of 2012. Net Earnings during the third quarter of 2013 were favorably impacted by higher Net Sales somewhat offset by increased R&D Expense. The third quarter of 2012 included a gain on sale of business that did not reoccur in the third quarter of 2013.
Net Earnings for the first nine months of 2013 were $29.9 million, or $1.59 per diluted share, as compared to Net Earnings of $27.7 million, or $1.45 per diluted share, in the first nine months of 2012. Net Earnings during the first nine months of 2013 were favorably impacted by a tax benefit of $0.6 million related to the 2012 R&D tax credit which was retroactively enacted in January of 2013. Included in the lower S&A Expense in the first nine months of 2013 was a restructuring charge of $1.4 million, or 30 basis points as a percentage of Net Sales.
Historical Results
The following table compares the historical results of operations for the three and nine months ended September 30, 2014 and 2013, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2014	%	2013	%	2014	%	2013	%
Net Sales	$202,643	100.0	$188,541	100.0	$605,706	100.0	$556,871	100.0
Cost of Sales	115,480	57.0	106,679	56.6	346,363	57.2	314,745	56.5
Gross Profit	87,163	43.0	81,862	43.4	259,343	42.8	242,126	43.5
Operating Expense:
Research and Development Expense	6,844	3.4	7,970	4.2	21,976	3.6	23,309	4.2
Selling and Administrative Expense	63,215	31.2	57,663	30.6	187,885	31.0	174,083	31.3
Total Operating Expense	70,059	34.6	65,633	34.8	209,861	34.6	197,392	35.4
Profit from Operations	17,104	8.4	16,229	8.6	49,482	8.2	44,734	8.0
Other Income (Expense):
Interest Income	84	—	67	—	254	—	295	0.1
Interest Expense	(396)	(0.2)	(440)	(0.2)	(1,301)	(0.2)	(1,318)	(0.2)
Net Foreign Currency Transaction Losses	(276)	(0.1)	(303)	(0.2)	(156)	—	(1,046)	(0.2)
Other Expense, Net	(162)	(0.1)	(157)	(0.1)	(282)	—	(238)	—
Total Other Expense, Net	(750)	(0.4)	(833)	(0.4)	(1,485)	(0.2)	(2,307)	(0.4)
Profit Before Income Taxes	16,354	8.1	15,396	8.2	47,997	7.9	42,427	7.6
Income Tax Expense	4,562	2.3	4,779	2.5	14,887	2.5	12,497	2.2
Net Earnings	$11,792	5.8	$10,617	5.6	$33,110	5.5	$29,930	5.4
Earnings per Diluted Share	$0.63		$0.56		$1.77		$1.59

Net Sales
Consolidated Net Sales for the third quarter of 2014 totaled $202.6 million, a 7.5% increase as compared to consolidated Net Sales of $188.5 million in the third quarter of 2013. Consolidated Net Sales for the first nine months of 2014 totaled $605.7 million, an 8.8% increase as compared to consolidated Net Sales of $556.9 million for the first nine months of 2013.
The components of the consolidated Net Sales change for the three and nine months ended September 30, 2014 as compared to the same period in 2013 were as follows:

	2014 v. 2013
	Three Months Ended	Nine Months Ended
	September 30	September 30
Organic Growth:
Volume	6.5%	7.8%
Price	1.0%	1.0%
Organic Growth	7.5%	8.8%
Foreign Currency	0.0%	0.0%
Total	7.5%	8.8%

The 7.5% increase in consolidated Net Sales in the third quarter of 2014 as compared to the same period in 2013 was driven by:

•
An organic sales increase of approximately 7.5%, which excludes the effects of foreign currency exchange (and acquisitions when applicable), due to an approximate 6.5% volume increase and a 1.0% price increase. The volume increase was primarily due to increased sales to strategic accounts and through distribution, continued demand for new products, such as the T12 and T17 rider scrubbers and walk-behind burnishers, and gains in commercial and outdoor equipment. Sales of new products introduced since the 2012 fourth quarter were 13% of equipment sales in the third quarter of 2014. The price increase was the result of selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of March 1, 2014. We expect the increase in selling prices to increase Net Sales in the range of 1 percent to 2 percent for the 2014 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

The 8.8% increase in consolidated Net Sales in the first nine months of 2014 as compared to the same period in 2013 was driven by:

•
An organic sales increase of approximately 8.8%, which excludes the effects of foreign currency exchange (and acquisitions when applicable), due to an approximate 7.8% volume increase and a 1.0% price increase. The volume increase was primarily due to strong sales through distribution and to strategic accounts, continued demand for new products such as the T12 rider scrubber, and gains in commercial, industrial and outdoor equipment. Sales of new products introduced since the 2012 fourth quarter were 10% of equipment sales in the first nine months of 2014. The price increase was the result of selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of March 1, 2014. We expect the increase in selling prices to increase Net Sales in the range of 1 percent to 2 percent for the 2014 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

The following table sets forth the Net Sales by geographic area for the three and nine months ended September 30, 2014 and 2013 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2014	2013	%	2014	2013	%
Americas	$142,149	$130,037	9.3	$418,236	$382,877	9.2
Europe, Middle East and Africa	40,610	37,436	8.5	124,946	116,465	7.3
Asia Pacific	19,884	21,068	(5.6)	62,524	57,529	8.7
Total	$202,643	$188,541	7.5	$605,706	$556,871	8.8

Americas
Net Sales in the Americas were $142.1 million and $418.2 million for the third quarter and first nine months of 2014, an increase of 9.3% and 9.2%, respectively, from the third quarter and first nine months of 2013. Organic sales in the third quarter and first nine months of 2014 were favorably impacted by higher sales of scrubbers in North America, including scrubbers equipped with ec-H2O™ technology and walk-behind burnishers. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 0.5% during the third quarter and 1.0% during the first nine months of 2014. Organic sales increased approximately 9.8% in the third quarter and 10.2% in the first nine months of 2014.
Europe, Middle East and Africa
In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales increased 8.5% and 7.3% to $40.6 million and $124.9 million, respectively, for the third quarter and first nine months of 2014, compared to the third quarter and first nine months of 2013. Organic sales increased approximately 6.5% in the third quarter driven by higher sales of outdoor equipment and sales to strategic accounts and distributors. Organic sales increased approximately 3.3% in the first nine months of 2014 due primarily to higher sales of outdoor equipment. There was a favorable foreign currency exchange impact on Net Sales during the third quarter and first nine months of 2014 of approximately 2.0% and 4.0%, respectively.
Asia Pacific
Net Sales in the Asia Pacific market for the third quarter and first nine months of 2014 totaled $19.9 million and $62.5 million, respectively, a decrease of 5.6% and an increase of 8.7% from the third quarter and first nine months of 2013, respectively. Organic sales decreased approximately 5.1% in the third quarter of 2014 due primarily to economic uncertainties in the key markets of Australia, Japan and China. These uncertainties lengthened sales cycles, which adversely impacted the timing of orders and shipments. Organic sales increased approximately 11.7% in the first nine months of 2014 due primarily to strong sales performance in China. Direct foreign currency translation exchange effects unfavorably impacted sales by approximately 0.5% and 3.0% in the third quarter and first nine months of 2014, respectively.
Gross Profit
Gross profit in the third quarter of 2014 was $87.2 million, or 43.0% of Net Sales, as compared to $81.9 million, or 43.4% of Net Sales, in the third quarter of 2013. Gross profit dollars increased 6.5% versus the prior year period due to the higher Net Sales in the third quarter of 2014. Gross margin was 40 basis points lower versus the prior year period primarily due to costs related to hiring and training additional manufacturing employees and temporary workers to support the higher levels of production.
Gross profit in the first nine months of 2014 was $259.3 million, or 42.8% of Net Sales, as compared to $242.1 million, or 43.5% of Net Sales, in the first nine months of 2013. Gross profit dollars increased 7.1% versus the prior year period due to the higher Net Sales in the first nine months of 2014. Gross margin was 70 basis points lower versus the prior year period primarily due to strong sales through distribution and sales to strategic accounts that tend to have lower gross margins and costs related to hiring and training additional manufacturing employees to support the higher levels of production.
Operating Expense
Research & Development Expense
R&D Expense in the third quarter of 2014 decreased by 14.1% to $6.8 million as compared with $8.0 million in the third quarter of 2013. R&D Expense as a percentage of Net Sales was 3.4% for the third quarter of 2014, a decrease of 80 basis points as compared to 4.2% in the third quarter of 2013.
R&D Expense for the first nine months of 2014 was $22.0 million, a decrease of 5.7% from $23.3 million in the same period in 2013. R&D Expense as a percentage of Net Sales was 3.6% for the first nine months of 2014, a decrease of 60 basis points as compared to 4.2% for the first nine months of 2013.
We continued to invest in developing innovative new products for our traditional core business, as well as in our Orbio Technologies Group, which is focused on advancing a suite of sustainable cleaning technologies. New products are a key driver of sales growth. Ten new products were launched in the first nine months of 2014, including a line of walk-behind burnishers, a mid-size battery-powered rider scrubber, and a mid-size rider sweeper with optimized dust control. There are plans to introduce an additional six new products in the last quarter of the year.
Selling & Administrative Expense
S&A Expense in the third quarter of 2014 was $63.2 million, as compared to $57.7 million in the third quarter of 2013. S&A Expense as a percentage of Net Sales was 31.2% for the third quarter of 2014, an increase of 60 basis points from 30.6% in the comparable 2013 quarter.

For the nine months ended September 30, 2014, S&A Expense increased to $187.9 million from $174.1 million in the comparable period last year. S&A Expense as a percentage of Net Sales was 31.0% for the first nine months of 2014 versus 31.3% in the comparable period last year. Included in S&A Expense in the first nine months of 2013 was the first quarter 2013 restructuring charge, described in Note 3, of $1.4 million, or 30 basis points as a percentage of Net Sales.
The increase in S&A Expense in the third quarter and first nine months of 2014 as compared to the same periods in the prior year was primarily due to investments in direct sales, distribution and marketing to build organic sales. This was somewhat offset by continued cost controls and improved operating efficiencies that favorably impacted S&A Expense in the first nine months of 2014.
Other Income (Expense), Net
Interest Income
There was no significant change in Interest Income in the third quarter and first nine months of 2014 as compared to the same periods in 2013.
Interest Expense
There was no significant change in Interest Expense in the third quarter and first nine months of 2014 as compared to the same periods in 2013.
Net Foreign Currency Transaction Losses
Net Foreign Currency Transaction Losses in the third quarter and first nine months of 2014 were $0.3 million and $0.2 million, respectively, as compared to Net Foreign Currency Transaction Losses of $0.3 million and $1.0 million in the same periods in the prior year. The favorable change in the impact from foreign currency transactions in 2014 was due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.
Other Expense, Net
There was no significant change in Other Expense, Net in the third quarter and first nine months of 2014 as compared to the same periods in 2013.
Income Taxes
The effective tax rate in the third quarter of 2014 was 27.9% compared to the effective rate in the third quarter of the prior year of 31.0%.
The year-to-date overall effective rate was 31.0% for 2014 compared to 29.5% for 2013. The tax expense for the first nine months of 2013 included a $0.4 million tax benefit associated with a $1.4 million expense related to a European restructuring reserve. The tax expense for the first nine months of 2013 also included a discrete tax benefit of $0.6 million for the enactment of the Federal R&D tax credit retroactively impacting the tax year ended December 31, 2012. Excluding these benefits, the 2013 year-to-date overall effective tax rate would have been 30.8%.
The increase in the overall year-to-date effective tax rate to 31.0% in 2014 compared to 30.8% in 2013, excluding the 2013 special items, was primarily related to the mix in expected full year taxable earnings by country and changes related to the Federal R&D tax credits. The 2014 third quarter and first nine months year-to-date tax rate did not include any benefit for Federal R&D tax credits as we are not allowed to consider these credits in our tax rate until they are formally reenacted.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $79.8 million at September 30, 2014, as compared to $81.0 million as of December 31, 2013. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.4 as of September 30, 2014 and 2.4 as of December 31, 2013, and our working capital was $189.7 million and $183.8 million, respectively. Our debt-to-capital ratio was 9.3% and 10.8% at September 30, 2014 and December 31, 2013, respectively.

Cash Flow Summary
Cash provided by (used for) our operating, investing and financing activities is summarized as follows (in thousands):

	Nine Months Ended
	September 30
	2014	2013
Operating Activities	$36,825	$36,808
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(13,241)	(11,283)
Acquisition of Business, Net of Cash Acquired	—	(750)
Proceeds from Sale of Business	1,418	3,520
Increase in Restricted Cash	(12)	(224)
Financing Activities	(24,708)	(17,044)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,482)	342
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,200)	$11,369
Operating Activities
Operating activities provided $36.8 million of cash for the nine months ended September 30, 2014. Cash provided by operating activities was driven primarily from Net Earnings of $33.1 million and an increase in Accounts Payable and payment of Employee Compensation and Benefits liabilities of $5.9 million and $1.8 million, respectively, partially offset by an increase in Inventories and Accounts Receivable of $21.7 million and $6.1 million, respectively.
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

	September 30, 2014	December 31, 2013	September 30, 2013
DSO	65	61	65
DIOH	90	81	82
As of September 30, 2014, DSO was the same as compared to September 30, 2013 and increased 4 days as compared to December 31, 2013. The increase is primarily due to the variety of terms offered and mix of business having a larger unfavorable impact than the favorable trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
As of September 30, 2014, DIOH increased 8 days as compared to September 30, 2013 and 9 days as compared to December 31, 2013 primarily due to increased levels of inventory in support of higher sales levels and the launches of many new products somewhat offset by progress from inventory reduction initiatives.
Investing Activities
Investing activities during the nine months ended September 30, 2014 used $11.8 million in cash. Net capital expenditures used $13.2 million. This was partially offset by continued proceeds of $1.4 million from the sale of a business in 2012, as described in Note 4. Capital expenditures included investments in tooling related to new product development, and manufacturing and information technology process improvement projects.
Investing activities during the nine months ended September 30, 2013 used $8.7 million in cash. Net capital expenditures used $11.3 million and the installment payment to the former owners of Water Star used $0.8 million. This was partially offset by proceeds of $3.5 million from the sale of a business as described in Note 4. Capital expenditures included investments in tooling related to new product development and manufacturing and also information technology process improvement projects.

Financing Activities
Net cash used by financing activities was $24.7 million during the first nine months of 2014. The purchases of our Common Stock per our authorized repurchase program used $13.6 million, dividend payments used $10.9 million, the payment of Long-Term Debt used $2.0 million and the repayment of Short-Term borrowings used $1.5 million, partially offset by proceeds from the issuance of Common Stock of $1.7 million and the excess tax benefit on stock plans of $1.6 million.
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
Indebtedness
As of September 30, 2014, we had committed lines of credit totaling $125.0 million and uncommitted lines of credit totaling $87.5 million. There were $10.0 million in outstanding borrowings under our JPMorgan facility (described below) and $18.0 million in outstanding borrowings under our Prudential facility (described below) as of September 30, 2014. In addition, we had stand alone letters of credit of $2.5 million outstanding and bank guarantees in the amount of $0.2 million. Commitment fees on unused lines of credit for the nine months ended September 30, 2014 were $0.2 million.
Our most restrictive covenants are part of our 2011 Credit Agreement with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2014, our indebtedness to EBITDA ratio was 0.35 to 1 and our EBITDA to interest expense ratio was 50.81 to 1.
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
As of September 30, 2014, we were in compliance with all covenants under this credit agreement. There were $10.0 million in outstanding borrowings under this facility at September 30, 2014, with a weighted average interest rate of 1.46%. This facility, under the current terms of the 2011 Credit Agreement, expires on March 1, 2018.
Prudential Investment Management, Inc.
Details regarding our Private Shelf Agreement, dated as of July 29, 2009, and amended on May 5, 2011 and July 24, 2012 with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto (the “Shelf Agreement”) are described in Note 8 of the 2013 annual report on Form 10-K.
As of September 30, 2014, there were $18.0 million in outstanding borrowings under this facility, consisting of the $8.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a 7 year term serially maturing from 2014 to 2018 and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. The first payment of $2.0 million on Series A notes was made during the first quarter of 2014. We were in compliance with all covenants under this private shelf agreement as of September 30, 2014. The issuance period, under the current terms of the Shelf Agreement, expires on July 24, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2.0 million Euros, or approximately $2.5 million. There was no balance outstanding on this facility as of September 30, 2014.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. During the first quarter of 2014, we repaid previous borrowings under this facility amounting to $1.5 million and, as of September 30, 2014, there were no outstanding borrowings on this facility.

Contractual Obligations
During the second quarter of 2014, we entered into a three year software licensing agreement with a total commitment of $1.2 million.
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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended September 30, 2014 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

For the Quarter Ended September 30, 2014	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2014	686	$75.02	—	413,069
August 1 - 31, 2014	—	—	—	413,069
September 1 - 30, 2014	—	—	—	413,069
Total	686	$75.02	—	413,069
(1) Includes 686 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2014 and 2013; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to the Condensed Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	October 29, 2014	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	October 29, 2014	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)