Form 10-K
period 2014-12-31
TENNANT CO
filed 2015-02-27
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-16191
TENNANT COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0572550
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, was $1,376,385,672.
As of January 30, 2015, there were 18,415,249 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2015 annual meeting of shareholders (the “2015 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2014
ANNUAL REPORT
Form 10–K
(Pursuant to Securities Exchange Act of 1934)
PART I
ITEM 1 – Business
General Development of Business
Tennant Company, a Minnesota corporation founded in 1870 and incorporated in 1909, is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, significantly reduce their environmental impact and help create a cleaner, safer, healthier world. Tennant is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products including: floor maintenance and outdoor cleaning equipment, chemical-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, and specialty surface coatings. Tennant products are used in retail establishments and distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and other environments. Customers include building service contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
Segment and Geographic Area Financial Information
The Company has one reportable business segment. Sales to customers geographically located in the United States were $479.5 million, $422.6 million and $406.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Long-lived assets located in the United States were $82.2 million and $82.7 million as of the years ended December 31, 2014 and 2013, respectively. Additional financial information on the Company’s segment and geographic areas is provided throughout Item 8 and Note 17 of the Consolidated Financial Statements.
Principal Products, Markets and Distribution
The Company offers products and solutions mainly consisting of mechanized cleaning equipment, chemical-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, specialty surface coatings, and business solutions such as financing, rental and leasing programs. The Company offers their water-based sustainable cleaning innovation, ec-H2O™, on walk-behind and rider scrubbers. The Company’s suite of offerings are marketed and sold under the following brands: Tennant®, Nobles®, Green Machines™, Alfa Uma Empresa Tennant™ and Orbio®. The Orbio brand of products and solutions is developed and managed by Orbio Technologies, a group created by the Company to focus on expanding the opportunities for a category of sustainable On-Site Generation (OSG) technologies that create and dispense effective cleaning and antimicrobial solutions on site within a facility. The Company's principal markets include targeted vertical industries such as retail, manufacturing/warehousing, education, healthcare and hospitality, among others. The Company sells products directly in 15 countries and through distributors in more than 80 countries. The Company serves customers in these geographies via three geographically aligned business units: The Americas, which consists of North America and Latin America, EMEA, which consists of Europe, the Middle East and Africa, and APAC, which consists of the Asia Pacific region.

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
Major Customers
The Company sells its products to a wide variety of customers, none of which are of material importance in relation to the business as a whole. The customer base includes several governmental entities which generally have terms similar to other customers.
Backlog
The Company processes orders within two weeks, on average. Therefore, no significant backlogs existed at December 31, 2014 and 2013.

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
Certain of the Company’s competitors initiated legal and/or regulatory challenges in 2010 and 2011 in multiple jurisdictions challenging the Company's advertising claims pertaining to its ec-H2O™ water-based technology. These claims have been closed with no material impact to the Company.
Research and Development
The Company strives to be an industry leader in innovation and is committed to investing in research and development. The Company’s Global Innovation Center in Minnesota and engineers throughout its global locations are dedicated to various activities, including researching new technologies to create meaningful product differentiation, development of new products, improvements of existing product design or manufacturing processes and exploring new product applications with customers. In 2014, 2013 and 2012, the Company spent $29.4 million, $30.5 million and $29.3 million on research and development, respectively.
Environmental Compliance
Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.
Employees
The Company employed 3,087 people in worldwide operations as of December 31, 2014.
Available Information
The Company makes available free of charge, through the Investor Relations website at investors.tennantco.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable when such material is filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”).

ITEM 1A – Risk Factors
The following are significant factors known to us that could materially adversely affect our business, financial condition or operating results.
We are subject to competitive risks associated with developing innovative products and technologies, including but not limited to, not expanding as rapidly or aggressively in the global market as our competitors, our customers not continuing to pay for innovation and competitive challenges to our products, technology and the underlying intellectual property.
Our products are sold in competitive markets throughout the world. Competition is based on product features and design, brand recognition, reliability, durability, technology, breadth of product offerings, price, customer relationships and after-sale service. Although we believe that the performance and price characteristics of our products will produce competitive solutions for our customers’ needs, our products generally cost more than our competitors’ products. This is due to our dedication to innovation and continued investments in research and development. We believe that customers will pay for the innovations and quality in our products. However, in the current economic environment, it may be difficult for us to compete with lower cost products offered by our competitors and there can be no assurance that our customers will continue to choose our products over products offered by our competitors. If our products, markets and services are not competitive, we may experience a decline in sales, pricing and market share, which adversely impacts revenues, margin and the success of our operations.
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
Foreign currency exchange rate fluctuations, particularly the strengthening of the U.S. dollar against other major currencies, could result in declines in our reported net sales and net earnings.
We earn revenues, pay expenses, own assets and incur liabilities in countries using functional currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, net earnings, earnings per share and the value of balance sheet items denominated in foreign currencies as we translate them into the U.S. dollar reporting currency. While we typically use derivative financial instruments to hedge our transactional exposure to certain foreign currency-denominated assets and liabilities, we do not typically hedge the translation of our foreign-denominated functional currencies into our U.S. dollar reporting currency. Fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, could materially affect our financial results.

We may encounter financial difficulties if the United States or other global economies experience an additional or continued significant long-term economic downturn, decreasing the demand for our products and negatively affecting our sales growth.
Our product sales are sensitive to declines in capital spending by our customers. Decreased demand for our products could result in decreased revenues, profitability and cash flows and may impair our ability to maintain our operations and fund our obligations to others. In the event of a continued significant long-term economic downturn in the U.S. or other global economies, our revenues could decline to the point that we may have to take cost-saving measures, such as restructuring actions. These actions would be particularly challenging due to the increase in employee headcount over the past few years. In addition, other fixed costs would have to be reduced to a level that is in line with a lower level of sales. A long-term economic downturn that puts downward pressure on sales could also lower street credibility relative to our publicly stated growth targets.
Our ability to effectively operate our Company could be adversely affected if we are unable to attract and retain key personnel and other highly skilled employees, provide employee development opportunities and create effective succession planning strategies.
Our continued success will depend on, among other things, the skills and services of our executive officers and other key personnel. Our ability to attract and retain highly qualified managerial, technical, manufacturing, research, sales and marketing personnel also impacts our ability to effectively operate our business. As the economy recovers and companies grow and increase their hiring activities, there is an inherent risk of increased employee turnover and the loss of valuable employees in key positions, especially in emerging markets. We believe the increased loss of key personnel within a concentrated region could adversely affect our sales growth.
In addition, there is a risk that there may not be adequate talent acquisition resources in place to support the hiring of new employees in a timely and efficient manner to appropriately align with our growth strategy. The lack of talent acquisition resources could also inhibit our ability to provide training and development opportunities to all employees. This, in turn, could impede our workforce from embracing change and leveraging the improvements we have made in technology and other business process enhancements.
We may not be able to upgrade and evolve our information technology systems as quickly as we wish and we may encounter difficulties as we upgrade and evolve these systems, which could adversely impact our abilities to accomplish anticipated future cost savings, better serve our customers and protect against information system disruption, corruption or intrusions.
We have many information technology systems that are important to the operation of our business and are in need of upgrading in order to effectively implement our growth strategy. Given our greater emphasis on customer-facing technologies, we may not have adequate resources to upgrade our systems at the pace which the current business environment demands. This could increase the risk that the Information Technology infrastructure, such as access and security, is not adequately designed to protect critical data and systems from theft, corruption, unauthorized usage, viruses, sabotage or unintentional misuse. Additionally, significantly upgrading and evolving the capabilities of our existing systems could lead to inefficient or ineffective use of our technology due to lack of training or expertise in these evolving technology systems. These factors could lead to significant expenses, adversely impacting our results of operations and hinder our ability to offer better technology solutions to our customers.

Increases in the cost of, quality, or disruption in the availability of, raw materials and components that we purchase to manufacture our products could negatively impact our operating results or financial condition.
Our sales growth, expanding geographical footprint and continued use of sole source vendors (concentration risk), coupled with suppliers’ potential credit issues, could lead to an increased risk of a breakdown in our supply chain. There is an increased risk of defects due to the highly configured nature of our purchased component parts that could result in quality issues, returns or production slow-downs. In addition, modularization may lead to more sole sourced products and as we seek to outsource the design of certain key components, we risk loss of proprietary control and becoming more reliant on a sole source. There is also a risk that the vendors we chose to supply our parts and equipment fail to comply with our quality expectations, thus damaging our reputation for quality and negatively impacting sales.
The SEC has adopted rules regarding disclosure of the use of “conflict minerals” (commonly referred to as tin, tantalum, tungsten and gold) which are mined from the Democratic Republic of the Congo in products we manufacture or contract to manufacture. These rules have required and will continue to require due diligence and disclosure efforts. There are and will continue to be costs associated with complying with this disclosure requirement, including costs to determine which of our products are subject to the rules and the source of any "conflict minerals" used in these products. Since our supply chain is complex, ultimately we may not be able to sufficiently discover the origin of the conflict minerals used in our products through the due diligence procedures that we implement. If we are unable to, or choose not to certify that our products are conflict mineral free, customers may choose not to purchase our products. Alternatively, if we choose to use only suppliers offering conflict free minerals, we cannot be sure that we will be able to obtain metals, if necessary, from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm our business, reduce market demand for our products, and adversely affect our profit margins, net sales, and overall financial results.
We may not be able to effectively manage organizational changes which could negatively impact our operating results or financial condition.
We are continuing to implement global standardized processes in our business despite lean staffing levels. We continue to consolidate and reallocate resources as part of our ongoing efforts to optimize our cost structure in the current economy. Our operating results may be negatively impacted if we are unable to implement new processes and manage organizational changes. In addition, if we do not effectively realize and sustain the benefits that these transformations are designed to produce, we may not fully realize the anticipated savings of these actions or they may negatively impact our ability to serve our customers or meet our strategic objectives.

Our global operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.
Due to the international scope of our operations, we are subject to a complex system of commercial, tax and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade, tax compliance, labor and safety and anti-corruption, such as the U.S. Foreign Corrupt Practices Act, and similar laws from other countries. Our numerous foreign subsidiaries and affiliates are governed by laws, rules and business practices that differ from those of the U.S., but because we are a U.S. based company, oftentimes they are also subject to U.S. laws which can create a conflict. Despite our due diligence, there is a risk that we do not have adequate resources or comprehensive processes to stay current on changes in laws or regulations applicable to us worldwide and maintain compliance with those changes. Increased compliance requirements may lead to increased costs and erosion of desired profit margin. As a result, it is possible that the activities of these entities may not comply with U.S. laws or business practices or our Business Ethics Guide. Violations of the U.S. or local laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
We may be unable to conduct business if we experience a significant business interruption in our computer systems, manufacturing plants or distribution facilities for a significant period of time.
We rely on our computer systems, manufacturing plants and distribution facilities to efficiently operate our business. If we experience an interruption in the functionality in any of these items for a significant period of time for any reason, including unauthorized access to our systems, we may not have adequate business continuity planning contingencies in place to allow us to continue our normal business operations on a long-term basis. In addition, the increase in customer facing technology raises the risk of a lapse in business operations. Therefore, significant long-term interruption in our business could cause a decline in sales, an increase in expenses and could adversely impact our financial results.
Inadequate funding or insufficient innovation of new technologies may result in an inability to develop and commercialize new innovative products and services.
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
Our business exposes us to potential product liability risks that are inherent in the design, manufacturing and distribution of our products. If products are used incorrectly by our customers, injury may result leading to product liability claims against us. Some of our products or product improvements may have defects or risks that we have not yet identified that may give rise to product quality issues, liability and warranty claims. Quality issues may also arise due to changes in parts or specifications with suppliers and/or changes in suppliers. If product liability claims are brought against us for damages that are in excess of our insurance coverage or for uninsured liabilities and it is determined we are liable, our business could be adversely impacted. Any losses we suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business and operating results. We could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. Any unforeseen product quality problems could result in loss of market share, reduced sales, and higher warranty expense.
ITEM 1B – Unresolved Staff Comments
None.
ITEM 2 – Properties
The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities are located in Minneapolis, Minnesota; Holland, Michigan; Louisville, Kentucky; Uden, The Netherlands; Falkirk, United Kingdom; São Paulo, Brazil; and Shanghai, China. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, China, Australia, New Zealand and Latin America. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs. Further information regarding the Company’s property and lease commitments is included in the Contractual Obligations section of Item 7 and in Note 13 of the Consolidated Financial Statements.
ITEM 3 – Legal Proceedings
There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.
ITEM 4 – Mine Safety Disclosures
Not applicable.

PART II
ITEM 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION – Tennant's common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of January 30, 2015, there were 397 shareholders of record. The common stock price was $65.21 per share on January 30, 2015.The accompanying chart shows the high and low sales prices for the Company’s shares for each full quarterly period over the past two years as reported by the New York Stock Exchange:

	2014		2013
	High	Low	High	Low
First Quarter	$67.70	$58.21	$49.82	$44.07
Second Quarter	76.52	61.71	51.62	44.50
Third Quarter	76.25	67.09	62.50	49.64
Fourth Quarter	74.81	64.30	68.70	58.05
DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 70 consecutive years. Tennant’s annual cash dividend payout increased for the 43rd consecutive year to $0.78 per share in 2014, an increase of $0.06 per share over 2013. Dividends are generally declared each quarter. On February 18, 2015, the Company announced a quarterly cash dividend of $0.20 per share payable March 16, 2015, to shareholders of record on March 2, 2015.
DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.
TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:
Wells Fargo Bank, N.A.
Shareowner Services
P.O. Box 64874
St. Paul, MN 55164-0854
(800) 468-9716
EQUITY COMPENSATION PLAN INFORMATION – Information regarding equity compensation plans required by Regulation S-K Item 201(d) is incorporated by reference in Item 12 of this annual report on Form 10-K from the 2015 Proxy Statement.
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

For the Quarter Ended December 31, 2014	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2014	7,592	$64.97	7,500	405,569
November 1–30, 2014	—	—	—	405,569
December 1–31, 2014	—	—	—	405,569
Total	7,592	$64.97	7,500	405,569
(1) Includes 92 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock to two indices: S&P SmallCap 600 and Morningstar Industrials Sector. The graph below compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2009, including the reinvestment of all dividends.

5-YEAR CUMULATIVE TOTAL RETURN COMPARISON

	2009	2010	2011	2012	2013	2014
Tennant Company	$100	$150	$154	$177	$277	$298
S&P SmallCap 600	$100	$126	$128	$148	$210	$222
Morningstar Industrials Sector	$100	$124	$123	$142	$202	$221

ITEM 6 – Selected Financial Data
(In thousands, except shares and per share data)

Years Ended December 31	2014	2013		2012		2011		2010
Financial Results:
Net Sales	$821,983	$752,011		$738,980		$753,998		$667,667
Cost of Sales	469,556	426,103		413,684	(2)	434,817	(3)	383,341	(4)
Gross Margin - %	42.9	43.3		44.0		42.3		42.6
Research and Development Expense	29,432	30,529		29,263		27,911		25,957
% of Net Sales	3.6	4.1		4.0		3.7		3.9
Selling and Administrative Expense	250,898	232,976	(1)	234,114	(2)	241,625	(3)	221,235	(4)
% of Net Sales	30.5	31.0		31.7		32.0		33.1
Gain on Sale of Business	—	—		(784)	(2)	—		—
% of Net Sales	—	—		(0.1)		—		—
Profit from Operations	72,097	62,403	(1)	62,703	(2)	49,645	(3)	37,134	(4)
% of Net Sales	8.8	8.3		8.5		6.6		5.6
Total Other Expense, Net	(2,559)	(2,525)		(2,813)		(915)		(2,407)
Profit Before Income Taxes	69,538	59,878	(1)	59,890	(2)	48,730	(3)	34,727	(4)
% of Net Sales	8.5	8.0		8.1		6.5		5.2
Income Tax Expense (Benefit)	18,887	19,647	(1)	18,306	(2)	16,017	(3)	(76)	(4)
Effective Tax Rate - %	27.2	32.8		30.6		32.9		(0.2)
Net Earnings	50,651	40,231	(1)	41,584	(2)	32,713	(3)	34,803	(4)
% of Net Sales	6.2	5.3		5.6		4.3		5.2
Per Share Data:
Basic Net Earnings	$2.78	$2.20	(1)	$2.24	(2)	$1.74	(3)	$1.85	(4)
Diluted Net Earnings	$2.70	$2.14	(1)	$2.18	(2)	$1.69	(3)	$1.80	(4)
Diluted Weighted Average Shares	18,740,858	18,833,453		19,102,016		19,360,428		19,332,103
Cash Dividends	$0.78	$0.72		$0.69		$0.68		$0.59
Financial Position:
Total Assets	$486,932	$456,306		$420,760		$424,262		$403,668
Total Debt	28,137	31,803		32,323		36,455		30,828
Total Shareholders’ Equity	280,651	263,846		235,054		220,852		216,133
Current Ratio	2.4	2.4		2.2		2.2		2.1
Debt-to-Capital Ratio	9.1%	10.8%		12.1%		14.2%		12.5%
Cash Flows:
Net Cash Provided by Operations	$59,362	$59,814		$47,566		$56,909		$42,530
Capital Expenditures, Net of Disposals	(19,292)	(14,655)		(14,595)		(13,301)		(9,934)
Free Cash Flow	40,070	45,159		32,971		43,608		32,596
Other Data:
Depreciation and Amortization	$20,063	$20,246		$20,872		$21,418		$21,192
Number of employees at year-end	3,087	2,931		2,816		2,865		2,793
The results of operations from our 2011 acquisition has been included in the Selected Financial Data presented above since its acquisition date.
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
Tennant Company is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, significantly reduce their environmental impact and help create a cleaner, safer, healthier world. Tennant is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products including: floor maintenance and outdoor cleaning equipment, chemical-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, and specialty surface coatings. Tennant products are used in retail establishments and distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and other environments. Customers include building service contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
Net Sales in 2014 totaled $822.0 million, up from $752.0 million in the prior year primarily due to strong sales to strategic accounts and through distribution, continued demand for new products such as the T17 rider scrubber, gains in commercial, industrial and outdoor equipment and selling price increases. 2014 organic sales growth, excluding the unfavorable impact of foreign currency exchange of approximately 1.0%, was up approximately 10.3% with growth in all major geographical regions. 2014 Gross Profit margin decreased 40 basis points to 42.9% from 43.3% in 2013 primarily due to strong sales to strategic accounts and through distribution that tend to have lower gross profit margins and also costs related to hiring and training additional manufacturing employees to support the higher levels of production. Selling and Administrative Expense (“S&A Expense”) increased 7.7%, but decreased 50 basis points as a percentage of Net Sales, from $233.0 million in 2013 to $250.9 million in 2014 primarily due to investments in direct sales, distribution and marketing to build organic sales. This was somewhat offset by continued cost controls and improved operating efficiencies that favorably impacted S&A Expense in 2014. Operating Profit increased 15.5% and Operating Profit margin increased 50 basis points to 8.8% in 2014 from 8.3% in 2013 due to higher Net Sales and lower R&D Expense and S&A Expense, somewhat offset by lower Gross Margin, as a percentage of Net Sales. Net Earnings for 2014 were favorably impacted by a lower tax rate compared to 2013 due to the mix in taxable earnings by country and favorable settlements on tax positions from prior years.

Net Earnings for 2013 were $1.4 million less than 2012. The decrease in net earnings resulted primarily from 2013 restructuring charges of $3.0 million pre-tax ($2.9 million after-tax) being somewhat offset by a tax benefit of $0.6 million related to the retroactive reinstatement of the 2012 U.S. Federal R&D Tax Credit. 2013 Gross Profit margin decreased 70 basis points to 43.3% from 44.0% in 2012 due to changes in selling channel mix and mix of products sold. Net Sales in 2013 totaled $752.0 million, up from $739.0 million in the prior year primarily due to increased sales of industrial equipment and high demand for newly introduced products which were somewhat offset by lower sales of city cleaning equipment. 2013 organic sales growth, excluding the impact of foreign currency exchange, was up approximately 2.8% with growth in North America, Latin America and Asia Pacific being somewhat offset by declines in Europe due to challenging economic conditions. S&A Expense decreased 0.5%, or 70 basis points, as a percentage of Net Sales, from $234.1 million in 2012 to $233.0 million in 2013 due to continued tight cost controls and improved operating leverage. Operating Profit decreased 0.5% and Operating Profit margin declined 20 basis points to 8.3% in 2013 from 8.5% in 2012 due to two restructuring charges taken during 2013 totaling $3.0 million and increased investment in R&D activities.
Tennant continues to invest in innovative product development with 3.6% of 2014 Net Sales spent on R&D. During 2014, we continued to invest in developing innovative new products for our traditional core business, as well as in our Orbio Technologies Group, which is focused on advancing a suite of sustainable cleaning technologies. New products are a key driver of sales growth. Eighteen new products were launched in 2014, including a line of walk-behind burnishers, a mid-size battery-powered rider scrubber, a mid-size rider sweeper with optimized dust control, the Orbio os3 system and a new line of Alfa essentials.
We ended 2014 with a Debt-to-Capital ratio of 9.1%, $93.0 million in Cash and Cash Equivalents compared to $81.0 million at the end of 2013, and Shareholders’ Equity of $280.7 million. During 2014, we generated operating cash flows of $59.4 million. Total debt was $28.1 million as of December 31, 2014, compared to $31.8 million at the end of 2013.

Historical Results
The following table compares the historical results of operations for the years ended December 31, 2014, 2013 and 2012 in dollars and as a percentage of Net Sales (in thousands, except per share amounts and percentages):

	2014	%	2013	%	2012	%
Net Sales	$821,983	100.0	$752,011	100.0	$738,980	100.0
Cost of Sales	469,556	57.1	426,103	56.7	413,684	56.0
Gross Profit	352,427	42.9	325,908	43.3	325,296	44.0
Operating Expense:
Research and Development Expense	29,432	3.6	30,529	4.1	29,263	4.0
Selling and Administrative Expense	250,898	30.5	232,976	31.0	234,114	31.7
Gain on Sale of Business	—	—	—	—	(784)	(0.1)
Total Operating Expenses	280,330	34.1	263,505	35.0	262,593	35.5
Profit from Operations	72,097	8.8	62,403	8.3	62,703	8.5
Other Income (Expense):
Interest Income	302	—	390	0.1	1,069	0.1
Interest Expense	(1,722)	(0.2)	(1,761)	(0.2)	(2,517)	(0.3)
Net Foreign Currency Transaction Losses	(690)	(0.1)	(671)	(0.1)	(1,403)	(0.2)
Other (Expense) Income, Net	(449)	(0.1)	(483)	(0.1)	38	—
Total Other Expense, Net	(2,559)	(0.3)	(2,525)	(0.3)	(2,813)	(0.4)
Profit Before Income Taxes	69,538	8.5	59,878	8.0	59,890	8.1
Income Tax Expense	18,887	2.3	19,647	2.6	18,306	2.5
Net Earnings	$50,651	6.2	$40,231	5.3	$41,584	5.6
Net Earnings per Diluted Share	$2.70		$2.14		$2.18
Consolidated Financial Results
Net Earnings for 2014 were $50.7 million, or $2.70 per diluted share, compared to $40.2 million, or $2.14 per diluted share for 2013. Net Earnings were impacted by:

•
An increase in Net Sales of 9.3%, primarily due to increased sales to strategic accounts and through distribution, continued demand for new products, gains in commercial, industrial and outdoor equipment, and selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, in March 2014.

•
A 40 basis point decrease in Gross Profit margin due to strong sales to strategic accounts and through distribution that tend to have lower gross profit margins and also costs related to hiring and training additional manufacturing employees to support the higher levels of production.

•
A decrease in S&A Expense as a percentage of Net Sales of 50 basis points due to continued cost controls and improved operating efficiencies, somewhat offset by investments in direct sales, distribution and marketing to build organic sales.

Net Earnings for 2013 were $40.2 million, or $2.14 per diluted share, compared to $41.6 million, or $2.18 per diluted share for 2012. Net Earnings were impacted by:

•
An increase in Net Sales of 1.8%, primarily due to increased sales of industrial equipment and high demand for newly introduced products that were somewhat offset by lower sales of city cleaning equipment.

•	A 70 basis point decrease in Gross Profit margin due to changes in selling channel mix and mix of products sold.

•	A decrease in S&A Expense as a percentage of Net Sales of 70 basis points due to continued tight cost controls and improved operating efficiencies.

•	Two restructuring actions totaling $3.0 million (pre-tax) during 2013 or 40 basis points as a percentage of Net Sales.

•	A $0.6 million tax benefit related to the 2012 R&D tax credit that was retroactively enacted in January 2013.
Net Sales
In 2014, consolidated Net Sales were $822.0 million, an increase of 9.3% as compared to 2013. Consolidated Net Sales were $752.0 million in 2013, an increase of 1.8% as compared to 2012.
The components of the consolidated Net Sales change for 2014 as compared to 2013, and 2013 as compared to 2012, were as follows:

Growth Elements	2014 v. 2013	2013 v. 2012
Organic Growth:
Volume	9.3%	1.8%
Price	1.0%	1.0%
Organic Growth	10.3%	2.8%
Foreign Currency	(1.0%)	(1.0%)
Total	9.3%	1.8%
The 9.3% increase in consolidated Net Sales for 2014 as compared to 2013 was primarily due to sales volume increases to strategic accounts and through distribution, continued demand for new products such as the T17 rider scrubber and gains in commercial, industrial and outdoor equipment. Sales of new products introduced since the 2012 fourth quarter were 12% of equipment sales in 2014. The impact from direct foreign currency translation exchange was approximately neutral to Net Sales for the first nine months of 2014, and was approximately 3.0% unfavorable in the 2014 fourth quarter primarily due to the strengthening of the U.S. dollar throughout the quarter, resulting in a 2014 full year impact that was approximately 1.0% unfavorable. We expect a larger unfavorable foreign currency impact in 2015.
The 1.8% increase in consolidated Net Sales for 2013 as compared to 2012 was primarily due to sales volume increases due to increased sales of industrial equipment and demand for newly introduced products.
The following table sets forth annual Net Sales by operating segment and the related percentage change from the prior year (in thousands, except percentages):

	2014	%	2013	%	2012
Americas	$569,004	10.6	$514,544	4.7	$491,661
Europe, Middle East and Africa	165,686	5.4	157,208	(5.4)	166,208
Asia Pacific	87,293	8.8	80,259	(1.1)	81,111
Total	$821,983	9.3	$752,011	1.8	$738,980

Americas – In 2014, Americas Net Sales increased 10.6% to $569.0 million as compared with $514.5 million in 2013. The primary driver of the increase in Net Sales was attributable to higher sales to strategic accounts, including sales of scrubbers in North America, scrubbers equipped with ec-H2O technology and walk-behind burnishers. Unfavorable direct foreign currency translation exchange effects decreased Net Sales by approximately 1.0%.
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
Europe, Middle East and Africa – Europe, Middle East and Africa (“EMEA”) Net Sales in 2014 increased 5.4% to $165.7 million as compared to 2013 Net Sales of $157.2 million. An organic sales increase of approximately 4.4% was primarily due to higher sales of outdoor equipment, including strong sales of 500ze lithium-ion battery-powered sweepers. Favorable direct foreign currency exchange effects increased EMEA Net Sales by approximately 1.0% in 2014.
EMEA Net Sales in 2013 decreased 5.4% to $157.2 million as compared to 2012 Net Sales of $166.2 million. An organic sales decrease of approximately 7.4% was primarily due to decreases in sales of city cleaning equipment due to tight municipal spending in Europe, somewhat offset by increased sales to strategic accounts. Favorable direct foreign currency exchange effects increased EMEA Net Sales by approximately 2.0% in 2013.
Asia Pacific – Asia Pacific Net Sales in 2014 increased 8.8% to $87.3 million as compared to 2013 Net Sales of $80.3 million. An organic sales increase of approximately 12.8% was primarily due to strong sales performance in China, Japan, Southeast Asia and Korea. Unfavorable direct foreign currency exchange effects decreased Net Sales by approximately 4.0% in 2014.
Asia Pacific Net Sales in 2013 decreased 1.1% to $80.3 million as compared to 2012 Net Sales of $81.1 million. An organic sales increase of approximately 4.4% was primarily due to increased sales of equipment in China and also sales growth in Australia and Japan. Unfavorable direct foreign currency exchange effects decreased Net Sales by approximately 5.5% in 2013.
Gross Profit
Gross Profit margin was 42.9% in 2014, a decrease of 40 basis points as compared to 2013. Gross Profit margin in 2014 was unfavorably impacted by stronger sales to sales channels that tend to have lower gross margins and also costs related to hiring and training additional manufacturing employees and temporary workers to support the higher levels of production, including the continued ramp up to meet the growing demand for new products.
Gross Profit margin was 43.3% in 2013, a decrease of 70 basis points as compared to 2012. Gross Profit margin in 2013 was unfavorably impacted by changes in selling channel mix and the mix of products sold.
Operating Expenses
Research and Development Expense – R&D Expense decreased $1.1 million, or 3.6%, in 2014 as compared to 2013. As a percentage of Net Sales, 2014 R&D Expense decreased 50 basis points to 3.6% in 2014 from 4.1% in the prior year primarily due to the timing of new product development projects. We continued to invest in developing innovative new products for our traditional core business, as well as our Orbio business.

R&D Expense increased $1.3 million, or 4.3%, in 2013 as compared to 2012. As a percentage of Net Sales, 2013 R&D Expense increased 10 basis points to 4.1% in 2013 from 4.0% in the prior year. R&D Expense increased in 2013 as we made additional investments in developing innovative new products for our traditional core business, as well as our Orbio business.
Selling and Administrative Expense – S&A Expense increased by $17.9 million, or 7.7%, in 2014 compared to 2013. As a percentage of Net Sales, 2014 S&A Expense decreased 50 basis points to 30.5% from 31.0% in 2013 due to continued cost controls and improved operating efficiencies, somewhat offset by investments in direct sales, distribution and marketing to build organic sales that unfavorably impacted S&A Expense.
S&A Expense decreased by $1.1 million, or 0.5%, in 2013 compared to 2012. As a percentage of Net Sales, 2013 S&A Expense decreased 70 basis points to 31.0% due to continued tight cost controls and improved operating efficiencies. Included in the lower S&A Expense during 2013 were two restructuring actions totaling $3.0 million, or 40 basis points as a percentage of Net Sales.
Other Income (Expense)
Interest Income – Interest Income was $0.3 million in 2014, a decrease of $0.1 million from 2013. The decrease between 2014 and 2013 was due to decreases in interest rates on cash invested.
Interest Income was $0.4 million in 2013, a decrease of $0.7 million from 2012. The decrease between 2013 and 2012 was due to decreases in interest rates on cash invested.
Interest Expense – Interest Expense was $1.7 million in 2014 as compared to $1.8 million in 2013. This decrease was primarily due to lower interest rates on long-term adjustable rate borrowings.
Interest Expense was $1.8 million in 2013 as compared to $2.5 million in 2012. This decrease was primarily due to lower interest rates on long-term adjustable rate borrowings.
Net Foreign Currency Transaction Losses – Net Foreign Currency Transaction Losses were $0.7 million in 2014 and 2013.
Net Foreign Currency Transaction Losses were $0.7 million in 2013 as compared to Losses of $1.4 million in 2012. The favorable decrease from the prior year was due to fluctuations in foreign currency rates in the normal course of business.
Income Taxes
The overall effective income tax rate was 27.2%, 32.8% and 30.6% in 2014, 2013 and 2012, respectively.
The tax expense for 2013 included a $0.1 million tax benefit associated with restructuring charges of $3.0 million. The tax expense also included a first quarter discrete tax benefit of $0.6 million for the enactment of the Federal R&D credit retroactively impacting the tax year ended December 31, 2012. Excluding these special items, the 2013 overall tax rate would have been 32.3%.
The decrease in the 2014 overall effective tax rate as compared to the prior year, excluding the effect of the 2013 one-time charges, was primarily related to the mix in our full year taxable earnings by country and favorable settlements on prior years' tax positions.
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
Liquidity and Capital Resources
Liquidity – Cash and Cash Equivalents totaled $93.0 million at December 31, 2014, as compared to $81.0 million as of December 31, 2013. Cash and Cash Equivalents held by our foreign subsidiaries totaled $15.8 million as of December 31, 2014, as compared to $13.4 million as of December 31, 2013. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.4 as of December 31, 2014 and December 31, 2013, and our working capital was $201.5 million and $183.8 million, respectively.
Our Debt-to-Capital ratio was 9.1% as of December 31, 2014, compared with 10.8% as of December 31, 2013. Our capital structure was comprised of $28.1 million of Debt and $280.7 million of Shareholders’ Equity as of December 31, 2014.
Cash Flow Summary – Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	2014	2013	2012
Operating Activities	$59,362	$59,814	$47,566
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(19,292)	(14,655)	(14,595)
Acquisitions of Businesses, Net of Cash Acquired	—	(750)	(750)
Proceeds from Sale of Business	1,416	4,261	1,014
Decrease (Increase) in Restricted Cash	6	(253)	3,089
Financing Activities	(28,038)	(21,495)	(34,932)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,476)	122	209
Net Increase in Cash and Cash Equivalents	$11,978	$27,044	$1,601
Operating Activities – Cash provided by operating activities was $59.4 million in 2014, $59.8 million in 2013 and $47.6 million in 2012. In 2014, cash provided by operating activities was driven primarily by $50.7 million of Net Earnings and increases in Accounts Payable somewhat offset by increases in Inventories and Receivables. The increase in Inventories was in support of higher sales levels and the launches of many new products. The increase in Receivables was due to higher sales levels, the variety of terms offered and mix of business. Cash provided by operating activities was $0.5 million lower in 2014 as compared to 2013 primarily due to increases year over year in working capital to support the growth in sales.
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
For 2014, we used operating profit and operating profit margin as key indicators of financial performance and the primary metrics for performance-based incentives.

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

	2014	2013	2012
DSO	62	61	60
DIOH	84	81	78
DSO increased 1 day in 2014 as compared to 2013 primarily due to the variety of terms offered and mix of business having a larger unfavorable impact than the favorable trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
DIOH increased 3 days in 2014 as compared to 2013 primarily due to increased levels of inventory in support of higher sales levels and the launches of many new products somewhat offset by progress from inventory reduction initiatives.
Investing Activities – Net cash used for investing activities was $17.9 million in 2014, $11.4 million in 2013 and $11.2 million in 2012. Net capital expenditures were $19.3 million during 2014 as compared to $14.7 million in 2013 and $14.6 million in 2012. Our 2014 capital expenditures included investments in tooling related to new product development, and manufacturing and information technology process improvement projects. Proceeds from Sale of Business provided $1.4 million in 2014 and $4.3 million in 2013.
Capital expenditures in 2013 included investments in tooling related to new product development, and manufacturing and information technology process improvement projects. Capital expenditures in 2012 included tooling related to new product development, manufacturing equipment and information technology process improvement projects.
Financing Activities – Net cash used for financing activities was $28.0 million in 2014, $21.5 million in 2013 and $34.9 million in 2012. In 2014, payments of dividends used $14.5 million, payments of Long-Term Debt used $2.0 million and payments of Short-Term Debt used $1.5 million. In 2013, payments of dividends used $13.2 million and payments of Long-Term Debt used $1.1 million, partially offset by Short-Term Borrowings of $1.5 million. In 2012, payments of dividends and Long-Term Debt used $12.8 million and $3.0 million, respectively. Our annual cash dividend payout increased for the 43rd consecutive year to $0.78 per share in 2014, an increase of $0.06 per share over 2013.
Proceeds from the issuance of Common Stock generated $2.3 million in 2014, $8.3 million in 2013 and $4.2 million in 2012.
On April 25, 2012, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. At December 31, 2014, there were 405,569 remaining shares authorized for repurchase.
There were 225,034 shares repurchased in 2014 in the open market, 434,118 shares repurchased in 2013 and 621,340 shares repurchased during 2012, at average repurchase prices of $62.64 during 2014, $51.04 during 2013 and $40.78 during 2012. Our Credit Agreement with JPMorgan Chase Bank limits the payment of dividends and repurchases of stock to amounts ranging from $50.0 million to $75.0 million per fiscal year based on our leverage ratio after giving effect to such payments for the life of the agreement.

Indebtedness – As of December 31, 2014, we had committed lines of credit totaling approximately $125.0 million and uncommitted lines of credit totaling approximately $87.4 million. There were $10.0 million in outstanding borrowings under our JPMorgan facility (described below) and $18.0 million in outstanding borrowings under our Prudential facility (described below) as of December 31, 2014. In addition, we had stand alone letters of credit of approximately $2.4 million outstanding and bank guarantees in the amount of approximately $0.2 million. Commitment fees on unused lines of credit for the year ended December 31, 2014 were $0.3 million.
Our most restrictive covenants are part of our 2011 Credit Agreement with JPMorgan (as defined below), which are the same covenants in our Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2014, our indebtedness to EBITDA ratio was 0.34 to 1 and our EBITDA to interest expense ratio was 52.86 to 1.
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

•
changes the Alternate Base Rate at which borrowings bear interest to a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.0%, plus, in any such case, an additional spread of 0.30% to 0.90%, depending on our leverage ratio; and

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

As of December 31, 2014, we were in compliance with all covenants under the Credit Agreement. There was $10.0 million in outstanding borrowings under this facility at December 31, 2014, with a weighted average interest rate of 1.46%.
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

As of December 31, 2014, there was $18.0 million in outstanding borrowings under this facility; the $8.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a seven-year term serially maturing from 2014 to 2018; and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10-year term serially maturing from 2015 to 2021. The first payment of $2.0 million on Series A notes was made during the first quarter of 2014. We were in compliance with all covenants of the Shelf Agreement as of December 31, 2014.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2.0 million Euros or approximately $2.4 million. There was no balance outstanding on this facility as of December 31, 2014.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. During the first quarter of 2014, we repaid previous borrowings under this facility amounting to $1.5 million and, as of December 31, 2014, there were no outstanding borrowings on this facility.
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
Contractual Obligations – Our contractual obligations as of December 31, 2014, are summarized by period due in the following table (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt(1)	$28,000	$3,429	$6,857	$14,857	$2,857
Interest payments on long-term debt(1)	2,457	787	1,157	396	117
Capital leases	130	130	—	—	—
Interest payments on capital leases	8	8	—	—	—
Retirement benefit plans(2)	1,474	1,474	—	—	—
Deferred compensation arrangements(3)	7,660	1,014	847	700	5,099
Operating leases(4)	18,368	7,738	7,605	2,471	554
Purchase obligations(5)	61,616	61,616	—	—	—
Other(6)	9,537	9,537	—	—	—
Total contractual obligations	$129,250	$85,733	$16,466	$18,424	$8,627

(1)Long-term debt represents borrowings through our Credit Agreement with JPMorgan and our Shelf Agreement with Prudential. Our Credit Agreement with JPMorgan does not have specified repayment terms; therefore, repayment is due upon expiration of the agreement on March 1, 2018. Interest payments on our Credit Agreement were calculated using the December 31, 2014 LIBOR rate based on the assumption that the principal would be repaid in full upon the expiration of the agreement. Our borrowings under our Shelf Agreement with Prudential have 7 and 10 year terms, serially maturing from 2014 to 2021 with fixed interest rates of 4.00% and 4.10%, respectively.
(2)Our retirement benefit plans, as described in Note 11 of the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Our plan obligations totaled $10.5 million as of December 31, 2014. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our 2015 expected contribution in the contractual obligations table.
(3)The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $7.7 million as of December 31, 2014. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant distribution elections.
(4)Operating lease commitments consist primarily of office and warehouse facilities, vehicles and office equipment as discussed in Note 13 of the Consolidated Financial Statements.
(5)Purchase obligations include all known open purchase orders, contractual purchase commitments and contractual obligations as of December 31, 2014.
(6)Other obligations include collateralized borrowings as discussed in Note 8 of the Consolidated Financial Statements and residual value guarantees as discussed in Note 13 of the Consolidated Financial Statements.
Total contractual obligations exclude our gross unrecognized tax benefits of $3.0 million and accrued interest and penalties of $0.6 million as of December 31, 2014. We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 14 of the Consolidated Financial Statements.

Newly Issued Accounting Guidance
Revenues from Contracts with Customers
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will replace all existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The provisions of ASU 2014-09 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2016 and 2015 financial statements would be adjusted to reflect the effects of applying the new standard on those periods. Under the modified retrospective approach, the new standard would only be applied for the period beginning January 1, 2017 to new contracts and those contracts that are not yet complete at January 1, 2017, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. Management is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our financial statements and related disclosures.
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

Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Bad debt write-offs as a percentage of Net Sales were approximately 0.1% in 2014, 0.2% in 2013 and 0.3% in 2012. As of December 31, 2014, we had $3.9 million reserved against Accounts Receivable for doubtful accounts.
Inventory Reserves – We value our inventory at the lower of the cost of inventory or fair market value through the establishment of a reserve for excess, slow moving and obsolete inventory. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed by comparing our inventory levels to our projected demand requirements based on historical demand, market conditions and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there are significant declines in demand for certain products. This reserve creates a new cost basis for these products and is considered permanent. As of December 31, 2014, we had $3.3 million reserved against Inventories.
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

If our goodwill impairment testing resulted in one or more of our reporting units’ carrying amount exceeding its fair value, we would write down our reporting units’ carrying amount to its fair value and would record an impairment charge in our results of operations in the period such determination is made. Subsequent reversal of goodwill impairment charges is not permitted. Each of our reporting units were analyzed for impairment as of December 31, 2014 and based upon our analysis, the estimated fair values of our reporting units substantially exceeded their carrying amounts. We had Goodwill of $18.4 million as of December 31, 2014.
Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to net sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty expense as a percentage of Net Sales was 1.3% in 2014, 1.4% in 2013 and 1.7% in 2012. As of December 31, 2014, we had $9.7 million reserved for future estimated warranty costs.
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
Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our Consolidated Statements of Operations. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2014, a valuation allowance of $5.7 million was recorded against foreign tax loss carryforwards, foreign tax credit carryforwards and state credit carryforwards.

Cautionary Factors Relevant to Forward-Looking Information
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contain certain statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include:

•	Competition in our business.

•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.

•	Geopolitical and economic uncertainty throughout the world.

•	Ability to attract, retain and develop key personnel and create effective succession planning strategies.

•	Ability to successfully upgrade, evolve and protect our information technology systems.

•	Fluctuations in the cost or availability of raw materials and purchased components.

•	Ability to effectively manage organizational changes.

•	Ability to comply with laws and regulations.

•	Occurrence of a significant business interruption.

•	Ability to develop and commercialize new innovative products and services.

•	Unforeseen product liability claims or product quality issues.
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
During the first part of 2014, our raw materials and other purchased component costs were unfavorably impacted by commodity prices although we were able to somewhat mitigate these higher costs with pricing actions and cost reduction activities. We continue to focus on mitigating the risk of continued future raw material or other product component cost increases through product pricing, negotiations with our vendors and cost reduction actions. The success of these efforts will depend upon our ability to increase our selling prices in a competitive market and our ability to achieve cost savings. If the commodity prices increase significantly and we are not able to offset the increases with higher selling prices, our results may be unfavorably impacted in 2015.
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
It is not possible to determine the exact impact of foreign currency translation changes. However, the direct effect on reported net sales can be estimated. For the year ended December 31, 2014, the impact of foreign currency translation resulted in an overall approximate 1% decrease in reported Net Sales. For details of the effects of currency translation on Net Sales of Tennant Company's operating segments, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our objective in managing the exposure to foreign currency fluctuations is to minimize the earnings effects associated with foreign exchange rate changes on certain of our foreign currency-denominated assets and liabilities. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. We had forward exchange contracts outstanding in the notional amounts of $34.6 million and $30.3 million at the end of 2014 and 2013, respectively. For further information regarding our foreign currency forward exchange contracts, see Note 10 of the Consolidated Financial Statements. The potential for material loss in fair value of foreign currency contracts outstanding and the related underlying exposures as of December 31, 2014, from a 10% adverse change, is unlikely due to the short-term nature of our forward contracts. Our policy prohibits us from entering into transactions for speculative purposes.
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

We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as included in Item 15.A.2. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Tennant Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Minneapolis, Minnesota
February 27, 2015

Consolidated Statements of Earnings
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

Years ended December 31	2014	2013	2012
Net Sales	$821,983	$752,011	$738,980
Cost of Sales	469,556	426,103	413,684
Gross Profit	352,427	325,908	325,296
Operating Expense:
Research and Development Expense	29,432	30,529	29,263
Selling and Administrative Expense	250,898	232,976	234,114
Gain on Sale of Business	—	—	(784)
Total Operating Expense	280,330	263,505	262,593
Profit from Operations	72,097	62,403	62,703
Other Income (Expense):
Interest Income	302	390	1,069
Interest Expense	(1,722)	(1,761)	(2,517)
Net Foreign Currency Transaction Losses	(690)	(671)	(1,403)
Other (Expense) Income, Net	(449)	(483)	38
Total Other Expense, Net	(2,559)	(2,525)	(2,813)
Profit Before Income Taxes	69,538	59,878	59,890
Income Tax Expense	18,887	19,647	18,306
Net Earnings	$50,651	$40,231	$41,584

Net Earnings per Share:
Basic	$2.78	$2.20	$2.24
Diluted	$2.70	$2.14	$2.18

Weighted Average Shares Outstanding:
Basic	18,217,384	18,297,371	18,544,896
Diluted	18,740,858	18,833,453	19,102,016

Cash Dividends Declared per Common Share	$0.78	$0.72	$0.69
See accompanying Notes to Consolidated Financial Statements.
Consolidated Statements of Comprehensive Income
TENNANT COMPANY AND SUBSIDIARIES
(In thousands)

Years ended December 31	2014	2013	2012
Net Earnings	$50,651	$40,231	$41,584
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(10,112)	(2,242)	574
Pension and retiree medical benefits	(5,382)	12,282	(2,534)
Income Taxes:
Foreign currency translation adjustments	13	(15)	(25)
Pension and retiree medical benefits	1,859	(4,663)	889
Total Other Comprehensive (Loss) Income, net of tax	(13,622)	5,362	(1,096)
Comprehensive Income	$37,029	$45,593	$40,488
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

December 31	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$92,962	$80,984
Restricted Cash	352	393
Receivables:
Trade, less Allowances of $3,936 and $4,526, respectively	147,228	135,492
Other	5,155	4,690
Net Receivables	152,383	140,182
Inventories	80,511	66,906
Prepaid Expenses	9,552	11,426
Deferred Income Taxes, Current Portion	9,738	13,723
Other Current Assets	1,591	1,682
Total Current Assets	347,089	315,296
Property, Plant and Equipment	262,214	300,906
Accumulated Depreciation	(175,671)	(217,430)
Property, Plant and Equipment, Net	86,543	83,476
Deferred Income Taxes, Long-Term Portion	8,165	2,423
Goodwill	18,355	18,929
Intangible Assets, Net	15,588	19,028
Other Assets	11,192	17,154
Total Assets	$486,932	$456,306
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$3,566	$3,803
Accounts Payable	61,627	53,079
Employee Compensation and Benefits	33,842	29,756
Income Taxes Payable	1,087	812
Other Current Liabilities	45,508	44,076
Total Current Liabilities	145,630	131,526
Long-Term Liabilities:
Long-Term Debt	24,571	28,000
Employee-Related Benefits	25,711	25,173
Deferred Income Taxes, Long-Term Portion	5,989	2,870
Other Liabilities	4,380	4,891
Total Long-Term Liabilities	60,651	60,934
Total Liabilities	206,281	192,460
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Preferred Stock of $0.02 par value per share, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value per share, 60,000,000 shares authorized; 18,415,047 and 18,491,524 issued and outstanding, respectively	6,906	6,934
Additional Paid-In Capital	26,247	31,956
Retained Earnings	286,091	249,927
Accumulated Other Comprehensive Loss	(38,593)	(24,971)
Total Shareholders’ Equity	280,651	263,846
Total Liabilities and Shareholders’ Equity	$486,932	$456,306
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES
(In thousands)

Years ended December 31	2014	2013	2012
OPERATING ACTIVITIES
Net Earnings	$50,651	$40,231	$41,584
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	17,694	17,686	18,072
Amortization	2,369	2,560	2,800
Deferred Income Taxes	129	5,622	3,166
Share-Based Compensation Expense	7,314	6,116	9,092
Allowance for Doubtful Accounts and Returns	1,504	1,279	1,427
Gain on Sale of Business	—	—	(784)
Other, Net	24	219	(126)
Changes in Operating Assets and Liabilities:
Receivables, Net	(18,811)	(7,618)	(11,811)
Inventories	(21,155)	(11,967)	(149)
Accounts Payable	10,192	6,120	970
Employee Compensation and Benefits	1,927	(4,178)	(3,005)
Other Current Liabilities	2,782	5,552	1,549
Income Taxes	3,466	(248)	797
U.S. Pension Plan Contributions	—	—	(16,731)
Other Assets and Liabilities	1,276	(1,560)	715
Net Cash Provided by Operating Activities	59,362	59,814	47,566
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(19,583)	(14,775)	(15,623)
Proceeds from Disposals of Property, Plant and Equipment	291	120	1,028
Acquisition of Businesses, Net of Cash Acquired	—	(750)	(750)
Proceeds from Sale of Business	1,416	4,261	1,014
Decrease (Increase) in Restricted Cash	6	(253)	3,089
Net Cash Used for Investing Activities	(17,870)	(11,397)	(11,242)
FINANCING ACTIVITIES
Short-Term Debt Borrowings	—	1,500	—
Payments of Short-Term Debt	(1,500)	—	—
Payments of Long-Term Debt	(2,016)	(1,096)	(2,986)
Purchases of Common Stock	(14,097)	(22,157)	(25,343)
Proceeds from Issuances of Common Stock	2,269	8,313	4,167
Excess Tax Benefit on Stock Plans	1,793	5,178	2,047
Dividends Paid	(14,487)	(13,233)	(12,817)
Net Cash Used for Financing Activities	(28,038)	(21,495)	(34,932)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,476)	122	209
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,978	27,044	1,601
Cash and Cash Equivalents at Beginning of Year	80,984	53,940	52,339
CASH AND CASH EQUIVALENTS AT END OF YEAR	$92,962	$80,984	$53,940
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Income Taxes	$11,342	$13,458	$11,563
Interest	$1,470	$1,602	$2,375
Supplemental Non-Cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$1,197	$1,090	$1,582
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2011	18,834,940	$7,063	$15,082	$227,944	$(29,237)	$220,852
Net Earnings	—	—	—	41,584	—	41,584
Other Comprehensive Loss	—	—	—	—	(1,096)	(1,096)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 19,664 shares	250,850	94	2,423	—	—	2,517
Share-Based Compensation	—	—	7,310	—	—	7,310
Dividends paid $0.69 per Common Share	—	—	—	(12,817)	—	(12,817)
Tax Benefit on Stock Plans	—	—	2,047	—	—	2,047
Purchases of Common Stock	(621,340)	(233)	(4,464)	(20,646)	—	(25,343)
Balance, December 31, 2012	18,464,450	$6,924	$22,398	$236,065	$(30,333)	$235,054
Net Earnings	—	—	—	40,231	—	40,231
Other Comprehensive Income	—	—	—	—	5,362	5,362
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 9,457 shares	461,192	173	6,549	—	—	6,722
Share-Based Compensation	—	—	6,689	—	—	6,689
Dividends paid $0.72 per Common Share	—	—	—	(13,233)	—	(13,233)
Tax Benefit on Stock Plans	—	—	5,178	—	—	5,178
Purchases of Common Stock	(434,118)	(163)	(8,858)	(13,136)	—	(22,157)
Balance, December 31, 2013	18,491,524	$6,934	$31,956	$249,927	$(24,971)	$263,846
Net Earnings	—	—	—	50,651	—	50,651
Other Comprehensive Loss	—	—	—	—	(13,622)	(13,622)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 46,152 shares	148,557	56	(804)	—	—	(748)
Share-Based Compensation	—	—	7,314	—	—	7,314
Dividends paid $0.78 per Common Share	—	—	—	(14,487)	—	(14,487)
Tax Benefit on Stock Plans	—	—	1,793	—	—	1,793
Purchases of Common Stock	(225,034)	(84)	(14,012)	—	—	(14,096)
Balance, December 31, 2014	18,415,047	$6,906	$26,247	$286,091	$(38,593)	$280,651
See accompanying Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

1.	Summary of Significant Accounting Policies
Nature of Operations – Our primary business is in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, significantly reduce their environmental impact and help create a cleaner, safer, healthier world. Tennant is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products including: floor maintenance and outdoor cleaning equipment, chemical-free and other sustainable cleaning technologies, specialty surface coatings, aftermarket parts and consumables, equipment maintenance and repair service. Tennant products are used in retail establishments and distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and other environments. Customers include building service contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
Consolidation – The Consolidated Financial Statements include the accounts of Tennant Company and its subsidiaries. All intercompany transactions and balances have been eliminated. In these Notes to the Consolidated Financial Statements, Tennant Company is referred to as “Tennant,” “we,” “us,” or “our.”
Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of Accumulated Other Comprehensive Loss. The balance of cumulative foreign currency translation adjustments recorded within Accumulated Other Comprehensive Loss as of December 31, 2014, 2013 and 2012 was a net loss of $32,090, $21,991 and $19,734, respectively. The majority of translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Net Foreign Currency Transaction Losses are included in Other Income (Expense).
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
Restricted Cash – We have a total of $352 as of December 31, 2014 that serves as collateral backing certain bank guarantees and is therefore restricted. This money is invested in time deposits.
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
Inventories – Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis except for Inventories in North America, which are determined on a last-in, first-out (“LIFO”) basis.
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
Purchases of Common Stock – We repurchase our Common Stock under a 2012 repurchase program authorized by our Board of Directors. This program allows us to repurchase up to 1,000,000 shares of our Common Stock. Upon repurchase, the par value is charged to Common Stock and the remaining purchase price is charged to Additional Paid-in Capital. If the amount of the remaining purchase price causes the Additional Paid-in Capital account to be in a debit position, this amount is then reclassified to Retained Earnings. Common Stock repurchased is included in shares authorized but is not included in shares outstanding.
Warranty – We record a liability for estimated warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty terms on machines range from one to four years. However, the majority of our claims are paid out within the first six to nine months following a sale. The majority of the liability for estimated warranty claims represents amounts to be paid out in the near term for qualified warranty issues, with immaterial amounts reserved to be paid out for older equipment warranty issues.
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
Derivative Financial Instruments – We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. We periodically enter into various contracts, principally forward exchange contracts, to protect the value of certain of our foreign currency-denominated assets and liabilities (principally the Euro, Australian and Canadian dollars, British pound, Japanese yen, Chinese yuan, Brazilian real and Mexican peso). We have elected not to apply hedge accounting treatment to these contracts as our contracts are for a short duration. These contracts are marked-to-market with the related asset or liability recorded in Other Current Assets or Other Current Liabilities, as applicable. The gains and losses on these contracts generally approximate changes in the value of the related assets and liabilities. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated net assets and liabilities are recognized in Other Income (Expense) under Net Foreign Currency Transaction Losses within the Consolidated Statements of Earnings.
Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met at the time the product is shipped. Provisions for estimated returns, rebates and discounts are provided for at the time the related revenue is recognized. Freight revenue billed to customers is included in Net Sales and the related shipping expense is included in Cost of Sales. Service revenue is recognized in the period the service is performed or ratably over the period of the related service contract.
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
Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, e-mail marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2014, 2013 and 2012 such activities amounted to $8,583, $6,412 and $6,466, respectively.
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

2.	New Accounting Pronouncements
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
Q4 2013 Action – During the fourth quarter of 2013, we implemented a restructuring action to right size the cost structure in our European operations, primarily as a result of the strategic decision to adjust our Direct versus Distribution selling efforts, to enhance our go-to-market approach which was designed to improve profitability and increase customer satisfaction. A pre-tax charge of $1,577 recognized in the fourth quarter of 2013 consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings. We believe the anticipated savings will offset the pre-tax charge in approximately 1.5 years from the date of the action. The charge impacts our EMEA operating segment, which has no goodwill balance. We do not expect additional costs will be incurred related to this restructuring action.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q4 2013 restructuring action	$1,577
December 31, 2013 balance	$1,577
2014 utilization:
Cash Payments	(1,151)
Foreign currency adjustments	(65)
Change in estimate	5
December 31, 2014 balance	366
Q1 2013 Action – During the first quarter of 2013, we implemented a restructuring action to right size the cost structure of our European operations, primarily focused on reducing the size of our sales and service organization, in response to the challenging economic conditions. The pre-tax charge of $1,440 recognized in the first quarter of 2013 consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statement of Earnings. We estimated the savings would offset the pre-tax charge charge approximately one year from the date of the action. The charge impacted our EMEA operating segment, which has no goodwill balance. We do not expect additional costs will be incurred related to this restructuring action.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q1 2013 restructuring action	$1,440
Cash payments	(1,110)
Foreign currency adjustments	17
December 31, 2013 balance	$347
2014 utilization:
Cash payments	(341)
Foreign currency adjustments	(6)
December 31, 2014 balance	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

4.	Acquisitions and Divestitures
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
Divestitures
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH, and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014, in cash, as of the date of sale and financed the remaining €5,351, for a total purchase price of €6,166. A total of €2,126, or $2,826, was received in equal quarterly payments during 2013 and the first anniversary payment of €1,075, or $1,435 was received on July 31, 2013. The second anniversary payment of €1,075, or $1,418, was received on July 31, 2014. The remaining €1,075, or $1,301 as of December 31, 2014, will be received on the third anniversary date of the divestiture, which is July 31, 2015. As a result of this divestiture, we recorded a pre-tax gain of $784 in our Profit from Operations in the Consolidated Statements of Earnings for the year ended December 31, 2012.
M&F is now a master distributor of Tennant products in the Central Eastern Europe, Middle East and Africa markets. In addition, as further discussed in Note 19, M&F was a related party to Tennant at the time of the transaction. We have identified M&F as a variable interest entity (“VIE”) and have performed a qualitative assessment that considered M&F's purpose and design, our involvement and the risks and benefits and determined that Tennant is not the primary beneficiary of this VIE. The only financing Tennant has provided to M&F was related to the SPA as noted above and there are no arrangements that would require us to provide significant financial support in the future.

5.	Inventories
Inventories as of December 31, consisted of the following:

	2014	2013
Inventories carried at LIFO:
Finished goods	$41,687	$36,238
Raw materials, production parts and work-in-process	24,458	13,922
LIFO reserve	(28,166)	(27,463)
Total LIFO inventories	37,979	22,697
Inventories carried at FIFO:
Finished goods	29,851	31,489
Raw materials, production parts and work-in-process	12,681	12,720
Total FIFO inventories	42,532	44,209
Total Inventories	$80,511	$66,906
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Property, Plant and Equipment
Property, Plant and Equipment and related Accumulated Depreciation, including equipment under capital leases, as of December 31, consisted of the following:

	2014	2013
Land	$4,265	$4,311
Buildings and improvements	52,962	53,490
Machinery and manufacturing equipment	117,622	143,413
Office equipment	73,677	91,048
Work in progress	13,688	8,644
Total Property, Plant and Equipment	262,214	300,906
Less: Accumulated Depreciation	(175,671)	(217,430)
Net Property, Plant and Equipment	$86,543	$83,476
Depreciation expense was $17,694 in 2014, $17,686 in 2013 and $18,072 in 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

7.	Goodwill and Intangible Assets
For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America; Latin America; EMEA and Asia Pacific. As of December 31, 2014, 2013 and 2012, we performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Based on our analysis of qualitative factors, we determined that it was not necessary to perform the two-step goodwill impairment test for any of our reporting units.
The changes in the carrying amount of Goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2012	$68,585	$(48,868)	$19,717
Foreign currency fluctuations	321	(1,109)	(788)
Balance as of December 31, 2013	$68,906	$(49,977)	$18,929
Foreign currency fluctuations	(4,048)	3,474	(574)
Balance as of December 31, 2014	$64,858	$(46,503)	$18,355
The balances of acquired Intangible Assets, excluding Goodwill, as of December 31, are as follows:

	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of December 31, 2014
Original cost	$21,946	$4,300	$6,915	$33,161
Accumulated amortization	(12,099)	(2,068)	(3,406)	(17,573)
Carrying amount	$9,847	$2,232	$3,509	$15,588
Weighted-average original life (in years)	15	14	13

Balance as of December 31, 2013
Original cost	$23,763	$4,836	$7,347	$35,946
Accumulated amortization	(11,609)	(1,976)	(3,333)	(16,918)
Carrying amount	$12,154	$2,860	$4,014	$19,028
Weighted-average original life (in years)	15	14	13
Amortization expense on Intangible Assets was $2,369, $2,560 and $2,800 for the years ended December 31, 2014, 2013 and 2012, respectively.
Estimated aggregate amortization expense based on the current carrying amount of amortizable Intangible Assets for each of the five succeeding years is as follows:

2015	$2,039
2016	1,743
2017	1,644
2018	1,637
2019	1,516
Thereafter	7,009
Total	$15,588

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

8.	Debt
Debt as of December 31, consisted of the following:

	2014	2013
Short-Term Debt:
Credit facility borrowings	$—	$1,500
Long-Term Debt:
Bank borrowings	—	9
Credit facility borrowings	28,000	30,000
Collateralized borrowings	7	11
Capital lease obligations	130	283
Total Debt	28,137	31,803
Less: current portion	(3,566)	(3,803)
Long-term portion	$24,571	$28,000
As of December 31, 2014, we had committed lines of credit totaling approximately $125,000 and uncommitted lines of credit totaling approximately $87,421. There were $10,000 in outstanding borrowings under our JPMorgan facility (described below) and $18,000 outstanding borrowings under our Prudential facility (described below) as of December 31, 2014. In addition, we had stand alone letters of credit of approximately $2,409 outstanding and bank guarantees in the amount of $211. Commitment fees on unused lines of credit for the year ended December 31, 2014 were $324.
Our most restrictive covenants are part of our 2011 Credit Agreement with JPMorgan (as defined below), which are the same covenants in our Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2014, our indebtedness to EBITDA ratio was 0.34 to 1 and our EBITDA to interest expense ratio was 52.86 to 1.
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

As of December 31, 2014, we were in compliance with all covenants under this Credit Agreement. There were $10,000 in outstanding borrowings under this facility at December 31, 2014, with a weighted average interest rate of 1.46%.
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
As of December 31, 2014, there were $18,000 in outstanding borrowings under this facility, consisting of the $8,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a seven-year term serially maturing from 2014 to 2018 and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10-year term serially maturing from 2015 to 2021. The first payment of $2,000 on Series A notes was made during the first quarter of 2014. We were in compliance with all covenants under this Shelf Agreement as of December 31, 2014.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2,000, or approximately $2,421. There was no balance outstanding on this facility as of December 31, 2014.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. During the first quarter of 2014, we repaid previous borrowings under this facility amounting to $1,500 and, as of December 31, 2014, there were no outstanding borrowings on this facility.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The aggregate maturities of our outstanding debt, including capital lease obligations as of December 31, 2014, are as follows:

2015	$4,360
2016	4,077
2017	3,938
2018	13,678
2019	1,575
Thereafter	2,974
Total minimum obligations	$30,602
Less: amount representing interest	(2,465)
Total	$28,137

9.	Other Current Liabilities
Other Current Liabilities as of December 31, consisted of the following:

	2014	2013
Taxes, other than income taxes	$7,052	$6,565
Warranty	9,686	9,663
Deferred revenue	2,368	2,303
Rebates	11,503	7,647
Freight	5,006	4,593
Miscellaneous accrued expenses	6,581	8,492
Other	3,312	4,813
Total	$45,508	$44,076
The changes in warranty reserves for the three years ended December 31 were as follows:

	2014	2013	2012
Beginning balance	$9,663	$9,357	$8,759
Product warranty provision	10,605	10,649	12,395
(Divested) acquired reserves	—	—	(236)
Foreign currency	(215)	(48)	(15)
Claims paid	(10,367)	(10,295)	(11,546)
Ending balance	$9,686	$9,663	$9,357

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

10.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at December 31, 2014 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$130	$—	$130	$—
Total Assets	$130	$—	$130	$—
Liabilities:
Foreign currency forward exchange contracts	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—
Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.
We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts to economically hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Consolidated Balance Sheets and are recognized in Other Income (Expense) under Net Foreign Currency Transaction Losses within the Consolidated Statements of Earnings. As of December 31, 2014, the fair value of such contracts outstanding was an asset of $130. There were no outstanding liabilities. As of December 31, 2013, the fair value of such contracts outstanding was an asset of $16 and a liability of $109. We recognized a net gain of $2,384 during 2014, a net gain of $1,068 during 2013 and a net gain of $1,026 during 2012. At December 31, 2014 and 2013, the notional amounts of foreign currency forward exchange contracts outstanding were $34,631 and $30,280, respectively.
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
Substantially all U.S. employees are covered by various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans and defined contribution savings plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our plans was $11,334, $11,766 and $11,192 in 2014, 2013 and 2012, respectively.
We have a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) covering certain current and retired employees in the U.S. Plan benefits are based on the years of service and compensation during the highest five consecutive years of service in the final ten years of employment. No new participants have entered the plan since 2000. The plan has 394 participants including 81 active employees as of December 31, 2014.
We have a U.S. postretirement medical benefit plan (the “U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with Tennant and age upon retirement.
Our defined contribution savings plan (“401(k)”) covers substantially all U.S. employees. Under this plan, we match up to 3% of the employee’s annual compensation in cash to be invested per their election. We also make a profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial performance and can be funded in the form of Tennant stock, cash or a combination of both. Expenses for the 401(k) plan were $7,475, $6,423 and $6,226 during 2014, 2013 and 2012, respectively.
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
We expect to contribute approximately $185 to our U.S. Nonqualified Plan, $947 to our U.S. Retiree Plan, $305 to our U.K. Pension Plan and $37 to our German Pension Plan in 2015. No contributions to the U.S. Pension Plan are expected to be required during 2015. There were no contributions made to the U.S. Pension Plan during 2014. During 2012, we made a $15,000 discretionary contribution to the U.S. Pension Plan in addition to the minimum funding requirements for 2011 and 2012.
Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, 2014 are as follows:

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$505	$505	$—	$—
Mutual Funds:
U.S. Large-Cap	12,955	12,955	—	—
U.S. Small-Cap	4,004	4,004	—	—
International Equities	3,788	3,788	—	—
Fixed-Income Domestic	30,652	30,652	—	—
Investment Account held by Pension Plan (1)	9,989	—	—	9,989
Total	$61,893	$51,904	$—	$9,989

(1)	This category is comprised of investments in insurance contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, 2013 are as follows:

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$746	$746	$—	$—
Mutual Funds:
U.S. Large-Cap	20,597	20,597	—	—
U.S. Small-Cap	6,971	6,971	—	—
International Equities	6,328	6,328	—	—
Fixed-Income Domestic	17,755	17,755	—	—
Investment Account held by Pension Plan (1)	9,733	—	—	9,733
Total	$62,130	$52,397	$—	$9,733

(1)	This category is comprised of investments in insurance contracts.
Estimates of the fair value of U.S. and U.K Pension Plan assets are based on the framework established in the accounting guidance for fair value measurements. A brief description of the three levels can be found in Note 10. Equity Securities and Mutual Funds traded in active markets are classified as Level 1. The Investment Account held by Pension Plan invests in insurance contracts for purposes of funding the U.K. Pension Plan and is classified as Level 3. The fair value of the Investment Account is the cash surrender values as determined by the provider which are the amounts the plan would receive if the contracts were cashed out at year end. The underlying assets held by these contracts are primarily invested in assets traded in active markets.
A reconciliation of the beginning and ending balances of the Level 3 investments of our U.K. Pension Plan during the years ended are as follows:

	2014	2013
Fair value at beginning of year	$9,733	$8,855
Purchases, sales, issuances and settlements, net	(96)	74
Net gain	974	601
Foreign currency	(622)	203
Fair value at end of year	$9,989	$9,733
The primary objective of our U.S. and U.K. Pension Plans is to meet retirement income commitments to plan participants at a reasonable cost to us and to maintain a sound actuarially funded status. This objective is accomplished through growth of capital and safety of funds invested. The pension plans' assets are invested in securities to achieve growth of capital over inflation through appreciation and accumulation and reinvestment of dividend and interest income. Investments are diversified to control risk. The target allocation for the U.S. Pension Plan is 60% debt securities and 40% equity. Equity securities within the U.S. Pension Plan do not include any direct investments in Tennant Company Common Stock. The U.K. Pension Plan is invested in insurance contracts with underlying investments primarily in equity and fixed income securities. Our German Pension Plan is unfunded, which is customary in that country.
Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	3.76%	4.63%	3.38%	4.33%	3.39%	4.10%
Rate of compensation increase	3.00%	3.00%	3.50%	4.50%	—	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.63%	3.79%	4.39%	4.33%	4.41%	4.94%	4.10%	3.27%	4.20%
Expected long-term rate of return on plan assets	5.70%	6.50%	7.70%	5.60%	4.70%	4.80%	—	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	4.50%	4.50%	4.60%	—	—	—
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
The accumulated benefit obligations as of December 31, for all defined benefit plans are as follows:

	2014	2013
U.S. Pension Plans	$45,695	$42,241
U.K. Pension Plan	10,658	9,803
German Pension Plan	1,027	897
Information for our plans with an accumulated benefit obligation in excess of plan assets as of December 31 is as follows:

	2014	2013
Accumulated benefit obligation	$13,872	$12,778
Fair value of plan assets	9,989	9,733
As of December 31, 2014 and 2013, the U.S. Nonqualified, the U.K. Pension and the German Pension Plans had an accumulated benefit obligation in excess of plan assets.
Information for our plans with a projected benefit obligation in excess of plan assets as of December 31 is as follows:

	2014	2013
Projected benefit obligation	$14,207	$13,481
Fair value of plan assets	9,989	9,733
As of December 31, 2014 and 2013, the U.S. Nonqualified, the U.K. Pension and the German Pension Plans had a projected benefit obligation in excess of plan assets.
Assumed healthcare cost trend rates as of December 31 are as follows:

	2014	2013
Healthcare cost trend rate assumption for the next year	7.50%	8.30%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2031
Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage- Point Decrease	1-Percentage- Point Increase
Effect on total of service and interest cost components	$(46)	$52
Effect on postretirement benefit obligation	$(981)	$1,113

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$43,653	$48,824	$11,238	$10,011	$13,186	$14,090
Service cost	493	690	155	142	128	154
Interest cost	1,964	1,803	476	422	497	443
Plan participants' contributions	—	—	21	23	—	—
Actuarial loss (gain)	5,907	(4,901)	1,421	668	591	(1,001)
Foreign exchange	—	—	(815)	265	—	—
Benefits paid	(1,706)	(2,763)	(482)	(293)	(1,110)	(500)
Settlement	(3,284)	—	—	—	—	—
Benefit obligation at end of year	$47,027	$43,653	$12,014	$11,238	$13,292	$13,186
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$52,397	$46,942	$9,733	$8,855	$—	$—
Actual return on plan assets	4,236	7,827	974	601	—	—
Employer contributions	242	391	365	343	1,110	500
Plan participants' contributions	—	—	21	23	—	—
Foreign exchange	—	—	(622)	204	—	—
Benefits paid	(1,706)	(2,763)	(482)	(293)	(1,110)	(500)
Settlement	(3,284)	—	—	—	—	—
Fair value of plan assets at end of year	51,885	52,397	9,989	9,733	—	—
Funded status at end of year	$4,858	$8,744	$(2,025)	$(1,505)	$(13,292)	$(13,186)
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent Other Assets	$7,051	$10,987	$—	$—	$—	$—
Current Liabilities	(185)	(149)	(37)	(41)	(947)	(919)
Long-Term Liabilities	(2,008)	(2,094)	(1,988)	(1,464)	(12,345)	(12,267)
Net accrued asset (liability)	$4,858	$8,744	$(2,025)	$(1,505)	$(13,292)	$(13,186)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Prior service (cost) credit	$(109)	$(152)	$—	$—	$—	$6
Net actuarial loss	(5,993)	(2,142)	(1,682)	(704)	(2,178)	(1,587)
Accumulated Other Comprehensive Loss	$(6,102)	$(2,294)	$(1,682)	$(704)	$(2,178)	$(1,581)
The components of the net periodic benefit cost for the three years ended December 31 were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$493	$690	$686	$155	$142	$138	$128	$154	$142
Interest cost	1,964	1,803	1,928	476	422	437	497	443	551
Expected return on plan assets	(2,683)	(2,911)	(2,279)	(539)	(402)	(387)	—	—	—
Amortization of net actuarial loss	147	1,751	1,131	9	9	—	—	201	57
Amortization of prior service cost (credit)	43	73	382	—	—	—	(6)	(103)	(580)
Foreign currency	—	—	—	(61)	21	16	—	—	—
Settlement credit	356	—	—	—	—	—	—	—	—
Net periodic benefit cost	$320	$1,406	$1,848	$40	$192	$204	$619	$695	$170

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The changes in Accumulated Other Comprehensive Loss for the three years ended December 31 were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net actuarial loss (gain)	4,353	(9,817)	2,355	987	467	244	591	(1,001)	926
Amortization of prior service (cost) credit	(43)	(73)	(382)	—	—	—	6	103	580
Amortization of net actuarial loss	(503)	(1,751)	(1,132)	(9)	(9)	—	—	(201)	(57)
Total recognized in other comprehensive loss (income)	$3,807	$(11,641)	$841	$978	$458	$244	$597	$(1,099)	$1,449
Total recognized in net periodic benefit (cost) and other comprehensive loss (income)	$4,127	$(10,235)	$2,689	$1,018	$650	$448	$1,216	$(404)	$1,619
The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and Non-U.S. plans:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Postretirement Medical Benefits
2015	$2,239	$229	$947
2016	2,419	235	1,012
2017	2,577	241	1,063
2018	2,724	247	1,064
2019	2,822	254	1,089
2020 to 2024	15,135	1,384	5,294
Total	$27,916	$2,590	$10,469
The following amounts are included in Accumulated Other Comprehensive Loss as of December 31, 2014 and are expected to be recognized as components of net periodic benefit cost during 2015:

	Pension Benefits	Postretirement Medical Benefits
Net actuarial loss	$1,561	$140
Prior service cost	42	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

12.	Shareholders' Equity
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
Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Consolidated Balance Sheets and Statements of Shareholders' Equity as of December 31 are as follows:

	2014	2013	2012
Foreign currency translation adjustments	$(32,090)	$(21,991)	$(19,734)
Pension and retiree medical benefits	(6,503)	(2,980)	(10,599)
Total Accumulated Other Comprehensive Loss	$(38,593)	$(24,971)	$(30,333)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Total
December 31, 2013	$(21,991)	$(2,980)	$(24,971)
Other comprehensive loss before reclassifications	(10,099)	(3,868)	(13,967)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	345	345
Net current period other comprehensive loss	(10,099)	(3,523)	(13,622)
December 31, 2014	$(32,090)	$(6,503)	$(38,593)
Accumulated Other Comprehensive Loss associated with pension and postretirement benefits are included in Note 11.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

13.	Commitments and Contingencies
We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2020 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $18,446, $17,873 and $17,524 in 2014, 2013 and 2012, respectively.
The minimum rentals for aggregate lease commitments as of December 31, 2014, were as follows:

2015	$7,738
2016	4,675
2017	2,930
2018	1,605
2019	866
Thereafter	554
Total	$18,368
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration of those leases is $11,764, of which we have guaranteed $9,530. As of December 31, 2014, we have recorded a liability for the estimated end-of-term loss related to this residual value guarantee of $220 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the fourth quarter of 2014, we entered into an agreement with a supplier, commencing April 1, 2015, with a total commitment of $2,487 extending through December 31, 2015.
During the second quarter of 2014, we entered into a three year software licensing agreement with a total commitment of $1,198.
During the second quarter of 2012, we entered into a three year agreement with a supplier, commencing January 1, 2013, with a total commitment of $2,102 of which $801 remains outstanding as of December 31, 2014.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

14.	Income Taxes
Income from continuing operations for the three years ended December 31 was as follows:

	2014	2013	2012
U.S. operations	$52,315	$54,702	$47,220
Foreign operations	17,223	5,176	12,670
Total	$69,538	$59,878	$59,890
Income tax expense (benefit) for the three years ended December 31 was as follows:

	2014	2013	2012
Current:
Federal	$11,903	$13,551	$8,158
Foreign	3,373	3,567	4,633
State	1,543	1,136	1,089
	$16,819	$18,254	$13,880
Deferred:
Federal	$2,650	$1,856	$4,423
Foreign	(524)	(424)	(126)
State	(58)	(39)	129
	$2,068	$1,393	$4,426
Total:
Federal	$14,553	$15,407	$12,581
Foreign	2,849	3,143	4,507
State	1,485	1,097	1,218
Total Income Tax Expense	$18,887	$19,647	$18,306
U.S. income taxes have not been provided on approximately $28,434 of undistributed earnings of non-U.S. subsidiaries. We do not have any plans to repatriate the undistributed earnings. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management’s belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
We have Dutch and German tax loss carryforwards of approximately $13,012 and $13,492, respectively. If unutilized, the Dutch tax loss carryforward will expire after 9 years. The German tax loss carryforward has no expiration date. Because of the uncertainty regarding realization of the Dutch tax loss carryforward, a valuation allowance was established. This valuation allowance decreased in 2014 due to results of operations.
We have Dutch foreign tax credit carryforwards of $1,043. Because of the uncertainty regarding utilization of the Dutch foreign tax credit carryforward, a valuation allowance was established.
A valuation allowance for the remaining deferred tax assets is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.
Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31 as follows:

	2014	2013	2012
Tax at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	1.7	1.7	1.0
Effect of foreign operations	(4.6)	(3.3)	(6.2)
Effect of changes in valuation allowances	(0.9)	3.7	2.3
Domestic production activities deduction	(1.6)	(1.6)	(1.5)
Other, net	(2.4)	(2.7)	—
Effective income tax rate	27.2%	32.8%	30.6%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Deferred tax assets and liabilities were comprised of the following as of December 31:

	2014	2013
Deferred Tax Assets:
Employee wages and benefits, principally due to accruals for financial reporting purposes	16,696	14,831
Warranty reserves accrued for financial reporting purposes	2,895	2,803
Receivables, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	1,549	1,593
Tax loss carryforwards	6,845	8,696
Tax credit carryforwards	1,043	4,078
Other	1,246	2,523
Gross Deferred Tax Assets	$30,274	$34,524
Less: valuation allowance	(5,699)	(7,243)
Total Net Deferred Tax Assets	$24,575	$27,281
Deferred Tax Liabilities:
Inventories, principally due to changes in inventory reserves	$305	$306
Property, Plant and Equipment, principally due to differences in depreciation and related gains	6,745	7,446
Goodwill and Intangible Assets	5,611	6,253
Total Deferred Tax Liabilities	$12,661	$14,005
Net Deferred Tax Assets	$11,914	$13,276
The valuation allowance at December 31, 2014 principally applies to Dutch tax loss and tax credit carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
Balance at January 1,	$3,660	$3,480
Increases as a result of tax positions taken during a prior period	—	155
Increases as a result of tax positions taken during the current year	610	508
Decreases relating to settlement with tax authorities	(6)	—
Reductions as a result of a lapse of the applicable statute of limitations	(1,033)	(295)
Decreases as a result of foreign currency fluctuations	(202)	(188)
Balance at December 31,	$3,029	$3,660
Included in the balance of unrecognized tax benefits at December 31, 2014 and 2013 are potential benefits of $2,684 and $3,384, respectively, that if recognized, would affect the effective tax rate from continuing operations.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the liability of $3,029 and $3,660 for unrecognized tax benefits as of December 31, 2014 and 2013, there was approximately $557 and $525, respectively, for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.
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
We have four plans under which we have awarded share-based compensation grants: The 1999 Amended and Restated Stock Incentive Plan (“1999 Plan”), which provided for share-based compensation grants to our executives and key employees, the 1997 Non-Employee Directors Option Plan (“1997 Plan”), which provided for stock option grants to our non-employee Directors, the 2007 Stock Incentive Plan (“2007 Plan”) and the Amended and Restated 2010 Stock Incentive Plan, as Amended (“2010 Plan”), which were adopted as a continuing step toward aggregating our equity compensation programs to reduce the complexity of our equity compensation programs.
The 1997 Plan was terminated in 2006 and all remaining shares were transferred to the 1999 Plan as approved by the shareholders in 2006. Awards granted under the 1997 Plan prior to 2006 that remain outstanding continue to be governed by the respective plan under which the grant was made. Upon approval of the 1999 Plan in 2006, we ceased making grants of future awards under these plans and subsequent grants of future awards were made from the 1999 Plan and governed by its terms.
The 2007 Plan terminated our rights to grant awards under the 1999 Plan. Awards previously granted under the 1999 Plan remain outstanding and continue to be governed by the terms of that plan.
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
As of December 31, 2014, there were 252,597 shares reserved for issuance under the 1997 Plan, the 1999 Plan and the 2007 Plan for outstanding compensation awards and 1,446,182 shares were available for issuance under the 2010 Plan for current and future equity awards. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.
We recognized total Share-Based Compensation Expense of $7,314, $6,116 and $9,092, respectively, during the years ended 2014, 2013 and 2012. The total excess tax benefit recognized for share-based compensation arrangements during the years ended 2014, 2013 and 2012 was $1,793, $5,178 and $2,047, respectively.
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
The following table illustrates the valuation assumptions used for the 2014, 2013 and 2012 grants:

	2014	2013	2012
Expected volatility	47 - 50%	51%	51 - 52%
Weighted-average expected volatility	50%	51%	52%
Expected dividend yield	1.1 - 1.3%	1.6%	1.6 - 1.7%
Weighted-average expected dividend yield	1.3%	1.6%	1.7%
Expected term, in years	6	6	0.2 - 6
Risk-free interest rate	1.8 - 2.0%	0.9 - 1.1%	0.1 - 1.1%
Employee stock option awards prior to 2005 included a reload feature for options granted to key employees. This feature allowed employees to exercise options through a stock-for-stock exercise using mature shares, and employees were granted a new stock option (reload option) equal to the number of shares of Common Stock used to satisfy both the exercise price of the option and the minimum tax withholding requirements. The reload options granted had an exercise price equal to the fair market value of the Common Stock on the grant date. Stock options granted in conjunction with reloads vested immediately and had a term equal to the remaining life of the initial grant. Compensation expense was fully recognized for reload stock options as of the reload date. The final reload options outstanding were exercised in January 2014.
Beginning in 2004, new stock option awards granted vest one-third each year over a three year period and have a 10 year contractual term. These grants do not contain a reload feature. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Stock options granted to employees are subject to accelerated expensing if the option holder meets the retirements definition set forth in the 2010 Plan.
In addition to stock options, we also occasionally grant cash-settled stock appreciation rights (“SARs”) to employees in certain foreign locations. There were no outstanding SARs as of December 31, 2014 and no SARs were granted during 2014, 2013 or 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following table summarizes the activity during the year ended December 31, 2014 for stock option awards:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	877,322	$30.42
Granted	118,359	61.83
Exercised	(74,852)	30.31
Forfeited	(12,799)	52.55
Outstanding at end of year	908,030	$34.21
Exercisable at end of year	677,790	$27.74
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $26.93, $19.62 and $16.60, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $2,972, $15,641 and $5,826, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2014 was $34,486 and $30,116, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2014, was 6 years and 5 years, respectively. As of December 31, 2014, there was unrecognized compensation cost for nonvested options of $3,221 which is expected to be recognized over a weighted-average period of 1.4 years.
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
The following table summarizes the activity during the year ended December 31, 2014, for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	150,943	$37.89
Granted	21,417	62.48
Vested	(20,303)	40.38
Forfeited	(7,582)	50.87
Nonvested at end of year	144,475	$40.51
The total fair value of shares vested during the year ended December 31, 2014, 2013 and 2012 was $827, $643 and $861, respectively. As of December 31, 2014, there was $1,671 of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 2.0 years.
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
The 2014 performance share award covers the three year performance period from the beginning of fiscal year 2014 to the end of fiscal year 2016. The 2013 performance share award covers the three year performance period from the beginning of fiscal year 2013 to the end of fiscal year 2015. The 2012 performance share award covered the three year performance period from the beginning of fiscal year 2012 to the end of fiscal year 2014.
The 2011 performance share award covered the three year performance period from the beginning of fiscal year 2011 to the end of fiscal year 2013. Performance shares were granted in restricted stock units. They were paid in stock and vested solely upon achievement of certain financial performance targets during this three year period.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Share-Based Liabilities
As of December 31, 2014 and 2013, we had $139 and $292 in total share-based liabilities recorded on our Consolidated Balance Sheets, respectively. During the years ended December 31, 2014, 2013 and 2012, we paid out $275, $3,134 and $2,212 related to 2011, 2010 and 2009 share-based liability awards, respectively.

16.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share for the years ended December 31 were as follows:

	2014	2013	2012
Numerator:
Net Earnings	$50,651	$40,231	$41,584
Denominator:
Basic - Weighted Average Shares Outstanding	18,217,384	18,297,371	18,544,896
Effect of dilutive securities:
Employee stock options	523,474	536,082	557,120
Diluted - Weighted Average Shares Outstanding	18,740,858	18,833,453	19,102,016
Basic Earnings per Share	$2.78	$2.20	$2.24
Diluted Earnings per Share	$2.70	$2.14	$2.18
Options to purchase 91,199, 132,803 and 233,655 shares of Common Stock were outstanding during 2014, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

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
The following table presents Net Sales by operating segment for the years ended December 31:

	2014	2013	2012
Net Sales:
Americas	$569,004	$514,544	$491,661
Europe, Middle East, Africa	165,686	157,208	166,208
Asia Pacific	87,293	80,259	81,111
Total	$821,983	$752,011	$738,980
The following table presents long lived assets by operating segment as of December 31:

	2014	2013	2012
Long-lived assets:
Americas	$103,958	$106,409	$100,662
Europe, Middle East, Africa	24,051	28,296	31,164
Asia Pacific	3,669	3,882	4,499
Total	$131,678	$138,587	$136,325
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following table presents revenues for groups of similar products and services for the years ended December 31:

	2014	2013	2012
Net Sales:
Equipment	$500,141	$444,773	$435,900
Parts and consumables	182,845	176,442	175,782
Service and other	114,027	109,533	106,048
Specialty surface coatings	24,970	21,263	21,250
Total	$821,983	$752,011	$738,980

18.	Consolidated Quarterly Data (Unaudited)

	2014
	Q1	Q2	Q3	Q4
Net Sales	$183,979	$219,084	$202,643	$216,277
Gross Profit	76,917	95,263	87,163	93,084
Net Earnings	5,795	15,523	11,792	17,541
Basic Earnings per Share	$0.32	$0.85	$0.65	$0.96
Diluted Earnings per Share	$0.31	$0.83	$0.63	$0.93

	2013
	Q1	Q2	Q3	Q4
Net Sales	$168,092	$200,238	$188,541	$195,140
Gross Profit	72,523	87,741	81,862	83,782
Net Earnings	5,059	14,254	10,617	10,301
Basic Earnings per Share	$0.28	$0.78	$0.58	$0.56
Diluted Earnings per Share	$0.27	$0.76	$0.56	$0.55
The summation of quarterly data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.
Regular quarterly dividends aggregated to $0.78 per share in 2014, or $0.18 per share for the first quarter of 2014 and $0.20 per share for the last three quarters of 2014, and $0.72 per share in 2013, or $0.18 per share per quarter.

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

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A – Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended December 31, 2014 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting and Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (COSO) (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
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
ITEM 9B – Other Information
None.

PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance
The sections entitled “Board of Directors Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement are incorporated herein by reference.
The list below identifies those persons designated as executive officers of the Company, including their age, position with the Company and positions held by them during the past five or more years.
David W. Huml, Senior Vice President, Global Marketing
David W. Huml (46) joined the Company in October 2014 as Senior Vice President, Global Marketing. From 2006 to 2014, he held various positions with Pentair plc, a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products, most recently as Vice President, Applied Water Platform. From 1992 to 2006, he held various positions with Graco Inc., a designer, manufacturer and marketer of systems and equipment to move, measure, control, dispense and spray fluid and coating materials, including Worldwide Director of Marketing, Contract Equipment Division.
H. Chris Killingstad, President and Chief Executive Officer
H. Chris Killingstad (59) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2002, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2002 he served as Senior Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Haagen-Dazs Asia Pacific. He held the position of International Business Development Manager at PepsiCo Inc., from 1982-1990 and Financial Manager for General Electric, from 1978-1980.
Carol E. McKnight, Senior Vice President, Global Human Resources
Carol E. McKnight (47) joined the Company in June 2014 as Senior Vice President, Global Human Resources. From 2002 to 2014, she held various positions with Alliant Techsystems, Inc. (ATK), an aerospace, defense and sporting goods company, most recently as Vice President, Human Resources. From 2000 to 2002, she was a Compensation Consultant/Manager at NRG Energy, Inc., a wholesale power generation company. From 1994 to 2000, she provided consulting and project management services for SilverStone Group, Inc. (formerly Mathis & Associates, LLC), a compensation and benefits consulting firm.
Thomas Paulson, Senior Vice President and Chief Financial Officer
Thomas Paulson (58) joined the Company in March 2006 as Vice President and Chief Financial Officer and was named Senior Vice President and Chief Financial Officer in October 2013. Prior to joining Tennant, he was Chief Financial Officer and Senior Vice President of Innovex from 2001 to 2006. Prior to joining Innovex, a manufacturer of electronic interconnect solutions, he worked for The Pillsbury Company for over 19 years. He became a Vice President at Pillsbury in 1995 and was the Vice President of Finance for the $4 billion North American Foods Division for over two years before joining Innovex.

Michael W. Schaefer, Senior Vice President, Chief Technical Officer
Michael W. Schaefer (54) joined the Company in January 2008 as Vice President, Chief Technical Officer and was named Senior Vice President, Chief Technical Officer in October 2013. From 2000 to January 2008, he was Vice President of Dispensing Systems, Lean Six Sigma and Quality at Ecolab, Inc., a provider of cleaning, sanitizing, food safety and infection prevention products and services, where he led R&D efforts for their equipment business, continuous improvement and standardization of R&D processes. Prior to that, he held various management positions at Alticor Corporation and Kraft General Foods.
Don B. Westman, Senior Vice President, Global Operations
Don B. Westman (61) joined the Company in November 2006 as Vice President, Global Operations and was named Senior Vice President, Global Operations in October 2013. Prior to joining Tennant, he was Vice President of Operations – Pump Division for Pentair, Inc. (predecessor to Pentair plc), a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products, from 2005 to November 2006. From 2003 to 2005, he was Vice President of Operations – Pentair Water. From 1997 to 2003, he was Vice President of Operations for Hoffmans Enclosures, where he began in 1982 as a manufacturing engineering manager.
Heidi M. Wilson, Senior Vice President, General Counsel and Secretary
Heidi M. Wilson (64) joined the Company in 2003 as Assistant General Counsel and Assistant Secretary. She was named Vice President, General Counsel and Secretary in 2005 and Senior Vice President, General Counsel and Secretary in October 2013. She was a partner with General Counsel Ltd. during 2003. From 1995 to 2001, she was Vice President, General Counsel and Secretary at Musicland Group, Inc. From 1993 to 1995, she was Senior Legal Counsel at Medtronic, Inc. Prior to that, she was a partner at Faegre & Benson L.L.P. (predecessor to Faegre Baker Daniels L.L.P.), a Minneapolis law firm, which she joined in 1976.
Richard H. Zay, Senior Vice President, The Americas
Richard H. Zay (44) joined the Company in June 2010 as Vice President, Global Marketing. He was named Senior Vice President, Global Marketing in October 2013 and Senior Vice President, The Americas in July 2014. From 2006 to June 2010, he held various positions with Whirlpool Corporation, a manufacturer of major home appliances, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, he held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.
Business Ethics Guide
We have adopted the Tennant Company Business Ethics Guide, as amended by the Board of Directors in December 2011, which applies to all of our employees, directors, consultants, agents and anyone else acting on our behalf. The Business Ethics Guide includes particular provisions applicable to our senior financial management, which includes our Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions. A copy of our Business Ethics Guide is available on the Investor Relations website at investors.tennantco.com, and a copy will be mailed upon request to Investor Relations, Tennant Company, P.O. Box 1452, Minneapolis, MN 55440-1452. We intend to post on our website any amendment to, or waiver from, a provision of our Business Ethics Guide that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and other persons performing similar functions promptly following the date of such amendment or waiver. In addition, we have also posted copies of our Corporate Governance Principles and the Charters for our Audit, Compensation, Governance and Executive Committees on our website.

ITEM 11 – Executive Compensation
The sections entitled “Director Compensation” and “Executive Compensation Information” in our 2015 Proxy Statement are incorporated herein by reference.
ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement are incorporated herein by reference.
ITEM 13 – Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Director Independence” and “Related Person Transaction Approval Policy” in our 2015 Proxy Statement are incorporated herein by reference.
ITEM 14 – Principal Accountant Fees and Services
The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in our 2015 Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15 – Exhibits and Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements
Consolidated Financial Statements filed as part of this report are contained in Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

(In thousands)	2014	2013	2012
Allowance for Doubtful Accounts and Returns:
Balance at beginning of year	$4,526	$4,399	$4,829
Charged to costs and expenses	999	1,279	1,427
Charged to other accounts (1)	(319)	102	35
Deductions (2)	(1,270)	(1,254)	(1,892)
Balance at end of year	$3,936	$4,526	$4,399
Inventory Reserves:
Balance at beginning of year	$3,250	$3,724	$4,173
Charged to costs and expenses	622	1,044	2,178
Charged to other accounts (1)	(194)	(88)	(2)
Deductions (3)	(406)	(1,430)	(2,625)
Balance at end of year	$3,272	$3,250	$3,724
Valuation Allowance for Deferred Tax Assets:
Balance at beginning of year	$7,243	$4,719	$3,229
Charged to costs and expenses	(636)	2,239	687
Charged to other accounts (1)	(908)	285	803
Balance at end of year	$5,699	$7,243	$4,719
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

3.	Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s Form 10-Q for the quarter ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3(iii) to the Company’s Current Report on Form 8-K dated December 14, 2010.
4.1	Rights Agreement, dated as of November 10, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by reference to Exhibit 1 to Form 8-A dated November 14, 2006.
10.1	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2009, as amended*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.2	Form of Amended and Restated Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.3	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
10.4	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.5	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.6	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.7	Credit Agreement dated as of May 5, 2011	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2011.
10.8	Amendment No. 1 to Credit Agreement dated April 25, 2013	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2013.
10.9	Deferred Stock Unit Agreement (awards in and after 2008)*	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2007.
10.10	Tennant Company 2014 Short-Term Incentive Plan*	Incorporated by reference to Appendix B to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.11	Private Shelf Agreement dated as of July 29, 2009	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2009.
10.12	Amendment No. 1 to Private Shelf Agreement dated as of May 5, 2011	Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2011.
10.13	Amendment No. 2 to Private Shelf Agreement dated as of July 24, 2012	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 26, 2012.
10.14	Amended and Restated 2010 Stock Incentive Plan, as Amended*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.

101
The following financial information from Tennant Company’s annual report on Form 10-K for the period ended December 31, 2014, filed with the SEC on February 27, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013, and 2012, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith electronically.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY
By	/s/ H. Chris Killingstad
H. Chris Killingstad
President, CEO and
Board of Directors
Date	February 27, 2015
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ H. Chris Killingstad	By	/s/ David Mathieson
	H. Chris Killingstad		David Mathieson
	President, CEO and		Board of Directors
	Board of Directors	Date	February 27, 2015
Date	February 27, 2015

By	/s/ Thomas Paulson	By	/s/ Donal L. Mulligan
	Thomas Paulson		Donal L. Mulligan
	Senior Vice President and Chief Financial Officer		Board of Directors
	(Principal Financial and Accounting Officer)	Date	February 27, 2015
Date	February 27, 2015

By	/s/ Azita Arvani	By	/s/ Stephen G. Shank
	Azita Arvani		Stephen G. Shank
	Board of Directors		Board of Directors
Date	February 27, 2015	Date	February 27, 2015

By	/s/ William F. Austen	By	/s/ Steven A. Sonnenberg
	William F. Austen		Steven A. Sonnenberg
	Board of Directors		Board of Directors
Date	February 27, 2015	Date	February 27, 2015

By	/s/ Carol S. Eicher	By	/s/ David S. Wichmann
	Carol S. Eicher		David S. Wichmann
	Board of Directors		Board of Directors
Date	February 27, 2015	Date	February 27, 2015

By	/s/ James T. Hale
James T. Hale
Board of Directors
Date	February 27, 2015