Form 10-Q
period 2015-03-31
TENNANT CO
filed 2015-04-30
CIK 97134

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number 1-16191
____________________________________
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

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of April 15, 2015, there were 18,402,023 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended
(In thousands, except shares and per share data)	March 31
	2015	2014
Net Sales	$185,740	$183,979
Cost of Sales	107,659	107,062
Gross Profit	78,081	76,917

Operating Expense:
Research and Development Expense	7,710	7,481
Selling and Administrative Expense	62,117	60,199
Total Operating Expense	69,827	67,680
Profit from Operations	8,254	9,237

Other Income (Expense):
Interest Income	50	75
Interest Expense	(377)	(486)
Net Foreign Currency Transaction Losses	(443)	(208)
Other Expense, Net	(52)	(31)
Total Other Expense, Net	(822)	(650)

Profit Before Income Taxes	7,432	8,587
Income Tax Expense	2,406	2,792
Net Earnings	$5,026	$5,795

Net Earnings per Share:
Basic	$0.27	$0.32
Diluted	$0.27	$0.31

Weighted Average Shares Outstanding:
Basic	18,283,097	18,318,260
Diluted	18,780,934	18,839,172

Cash Dividend Declared per Common Share	$0.20	$0.18

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2015	2014
Net Earnings	$5,026	$5,795
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(8,141)	1,037
Pension and retiree medical benefits	272	45
Income Taxes:
Foreign currency translation adjustments	(1)	14
Pension and retiree medical benefits	(101)	(17)
Total Other Comprehensive (Loss) Income, net of tax	(7,971)	1,079
Comprehensive (Loss) Income	$(2,945)	$6,874

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except shares and per share data)	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$76,824	$92,962
Restricted Cash	341	352
Accounts Receivable, less Allowances of $3,849 and $3,936, respectively	134,029	152,383
Inventories	85,611	80,511
Prepaid Expenses	10,737	9,552
Deferred Income Taxes, Current Portion	9,488	9,738
Other Current Assets	2,156	1,591
Total Current Assets	319,186	347,089
Property, Plant and Equipment	259,085	262,214
Accumulated Depreciation	(174,263)	(175,671)
Property, Plant and Equipment, Net	84,822	86,543
Deferred Income Taxes, Long-Term Portion	7,441	8,165
Goodwill	17,557	18,355
Intangible Assets, Net	14,221	15,588
Other Assets	10,926	11,192
Total Assets	$454,153	$486,932
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$3,486	$3,566
Accounts Payable	56,758	61,627
Employee Compensation and Benefits	25,461	33,842
Income Taxes Payable	105	1,087
Other Current Liabilities	38,072	45,508
Total Current Liabilities	123,882	145,630
Long-Term Liabilities:
Long-Term Debt	22,571	24,571
Employee-Related Benefits	25,121	25,711
Deferred Income Taxes, Long-Term Portion	5,949	5,989
Other Liabilities	4,147	4,380
Total Long-Term Liabilities	57,788	60,651
Total Liabilities	181,670	206,281
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,403,712 and 18,415,047 shares issued and outstanding, respectively	6,901	6,906
Additional Paid-In Capital	24,719	26,247
Retained Earnings	287,427	286,091
Accumulated Other Comprehensive Loss	(46,564)	(38,593)
Total Shareholders’ Equity	272,483	280,651
Total Liabilities and Shareholders’ Equity	$454,153	$486,932

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2015	2014
OPERATING ACTIVITIES
Net Earnings	$5,026	$5,795
Adjustments to reconcile Net Earnings to Net Cash Used in Operating Activities:
Depreciation	4,122	4,427
Amortization	520	611
Deferred Income Taxes	205	3,874
Share-Based Compensation Expense	2,707	1,540
Allowance for Doubtful Accounts and Returns	139	429
Other, Net	(45)	(9)
Changes in Operating Assets and Liabilities:
Receivables	16,160	(4,123)
Inventories	(9,529)	(7,292)
Accounts Payable	(3,405)	1,648
Employee Compensation and Benefits	(8,895)	(4,707)
Other Current Liabilities	(5,761)	(3,370)
Income Taxes	(2,267)	(2,310)
Other Assets and Liabilities	(1,099)	(426)
Net Cash Used in Operating Activities	(2,122)	(3,913)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(4,129)	(3,511)
Proceeds from Disposals of Property, Plant and Equipment	86	40
Increase in Restricted Cash	(13)	(2)
Net Cash Used in Investing Activities	(4,056)	(3,473)
FINANCING ACTIVITIES
Payments of Short-Term Debt	—	(1,500)
Payments of Long-Term Debt	(2,000)	(2,006)
Purchases of Common Stock	(4,135)	(3,556)
Proceeds from Issuance of Common Stock	550	226
Excess Tax Benefit on Stock Plans	648	169
Dividends Paid	(3,690)	(3,490)
Net Cash Used in Financing Activities	(8,627)	(10,157)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,333)	(41)
Net Decrease in Cash and Cash Equivalents	(16,138)	(17,584)
Cash and Cash Equivalents at Beginning of Period	92,962	80,984
Cash and Cash Equivalents at End of Period	$76,824	$63,400

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$3,973	$743
Cash Paid for Interest	$338	$419
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$901	$861

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
These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our annual report on Form 10-K for the year ended December 31, 2014. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Management Action
During the fourth quarter of 2013, we implemented a restructuring action to right size the cost structure in our European operations, primarily as a result of the strategic decision to adjust our Direct versus Distribution selling efforts, to enhance our go-to-market approach which was designed to improve profitability and increase customer satisfaction. The pre-tax charge of $1,577 recognized in the fourth quarter consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings. We believe the anticipated savings will offset the pre-tax charge in approximately 1.5 years from the date of the action. The charge impacts our Europe, Middle East, Africa (EMEA) operating segment, which has no goodwill balance. We do not expect additional costs will be incurred related to this restructuring action.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q4 2013 restructuring action	$1,577
December 31, 2013 balance	1,577
2014 utilization:
Cash payments	(1,151)
Foreign currency adjustments	(65)
Change in estimate	5
December 31, 2014 balance	$366
2015 utilization:
Cash payments	(149)
Foreign currency adjustments	(39)
March 31, 2015 balance	$178

3.	Divestiture
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH, and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014, in cash, as of the date of sale and financed the remaining €5,351, for a total purchase price of €6,166. A total of €2,126, or $2,826, was received in equal quarterly payments during 2013 and the first anniversary payment of €1,075, or $1,435, was received on July 31, 2013. The second anniversary payment of €1,075, or $1,418, was received on July 31, 2014. The remaining €1,075, or $1,153, as of March 31, 2015, will be received on the third anniversary date of the divestiture, which is July 31, 2015. As a result of this divestiture, we recorded a pre-tax gain of $784 in our Profit from Operations in the Condensed Consolidated Statements of Earnings for the year ended December 31, 2012.
M&F is now a master distributor of Tennant products in the Central Eastern Europe, Middle East and Africa markets. In addition, as further discussed in Note 16, M&F was a related party to Tennant at the time of the transaction. We have identified M&F as a variable interest entity (“VIE”) and have performed a qualitative assessment that considered M&F's purpose and design, our involvement and the risks and benefits and determined that we are not the primary beneficiary of this VIE. The only financing we have provided to M&F was related to the SPA, as noted above, and there are no arrangements that would require us to provide significant financial support in the future.

4.	Inventories
Inventories are valued at the lower of cost or market. Inventories at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Inventories carried at LIFO:
Finished goods	$45,589	$41,687
Raw materials, production parts and work-in-process	26,113	24,458
LIFO reserve	(28,166)	(28,166)
Total LIFO inventories	43,536	37,979
Inventories carried at FIFO:
Finished goods	29,685	29,851
Raw materials, production parts and work-in-process	12,390	12,681
Total FIFO inventories	42,075	42,532
Total inventories	$85,611	$80,511
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

5.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the three months ended March 31, 2015 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2014	$64,858	$(46,503)	$18,355
Foreign currency fluctuations	(3,492)	2,694	(798)
Balance as of March 31, 2015	$61,366	$(43,809)	$17,557
The balances of acquired Intangible Assets, excluding Goodwill, as of March 31, 2015 and December 31, 2014, were as follows:

	Customer Lists	Trade Name	Technology	Total
Balance as of March 31, 2015
Original cost	$20,324	$3,812	$6,562	$30,698
Accumulated amortization	(11,356)	(1,903)	(3,218)	(16,477)
Carrying value	$8,968	$1,909	$3,344	$14,221
Weighted-average original life (in years)	15	14	13
Balance as of December 31, 2014
Original cost	$21,946	$4,300	$6,915	$33,161
Accumulated amortization	(12,099)	(2,068)	(3,406)	(17,573)
Carrying value	$9,847	$2,232	$3,509	$15,588
Weighted-average original life (in years)	15	14	13
Amortization expense on Intangible Assets for the three months ended March 31, 2015 and 2014 was $520 and $611, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2015	$1,390
2016	1,639
2017	1,542
2018	1,536
2019	1,428
Thereafter	6,686
Total	$14,221

6.	Debt
Debt outstanding is summarized as follows:

	March 31, 2015	December 31, 2014
Long-Term Debt:
Credit facility borrowings	26,000	28,000
Collateralized borrowings	7	7
Capital lease obligations	50	130
Total Debt	26,057	28,137
Less: Current Portion	(3,486)	(3,566)
Long-Term Portion	$22,571	$24,571
As of March 31, 2015, we had committed lines of credit totaling $125,000 and uncommitted lines of credit totaling $87,146. There were $10,000 in outstanding borrowings under our JPMorgan facility (described below) and $16,000 in outstanding borrowings under our Prudential facility (described below) as of March 31, 2015. In addition, we had stand alone letters of credit of $2,409 outstanding and bank guarantees in the amount of $27. Commitment fees on unused lines of credit for the three months ended March 31, 2015 were $81.
Our most restrictive covenants are part of our 2011 Credit Agreement with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2015, our indebtedness to EBITDA ratio was 0.32 to 1 and our EBITDA to interest expense ratio was 55.41 to 1.
Credit Facilities
JPMorgan Chase Bank, National Association
Details regarding our Credit Agreement, dated as of May 5, 2011 and amended on April 25, 2013, with JPMorgan Chase Bank, N. A. (“JPMorgan”), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto (the “2011 Credit Agreement”) are described in Note 8 of the annual report on Form 10-K for the year ended December 31, 2014.
As of March 31, 2015, we were in compliance with all covenants under this credit agreement. There were $10,000 in outstanding borrowings under this facility at March 31, 2015, with a weighted average interest rate of 1.48%. This facility, under the current terms of the 2011 Credit Agreement, as amended, expires on March 1, 2018.
Prudential Investment Management, Inc.
Details regarding our Private Shelf Agreement, dated as of July 29, 2009, and amended on May 5, 2011 and July 24, 2012 with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto (the “Shelf Agreement”) are described in Note 8 of the annual report on Form 10-K for the year ended December 31, 2014.
As of March 31, 2015, there were $16,000 in outstanding borrowings under this facility, consisting of $6,000 of Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a seven year term serially maturing from 2016 to 2018 and the $10,000 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. The second payment of $2,000 on Series A notes was made during the first quarter of 2015. We were in compliance with all covenants under the Shelf Agreement as of March 31, 2015. The issuance period, under the current terms of the Shelf Agreement, expires on July 24, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2,000, or approximately $2,146. There was no balance outstanding on this facility as of March 31, 2015.

HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. As of March 31, 2015, there were no outstanding borrowings on this facility.

7.	Warranty
We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty terms on machines generally range from one to four years. However, the majority of our claims are paid out within the first six to nine months following a sale. The majority of the liability for estimated warranty claims represents amounts to be paid out in the near term for qualified warranty issues, with immaterial amounts reserved to be paid for older equipment warranty issues.
The changes in warranty reserves for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31
	2015	2014
Beginning balance	$9,686	$9,663
Additions charged to expense	2,413	2,131
Foreign currency fluctuations	(167)	22
Claims paid	(2,498)	(2,358)
Ending balance	$9,434	$9,458

8.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at March 31, 2015 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$443	$—	$443	$—
Total Assets	$443	$—	$443	$—
Liabilities:
Foreign currency forward exchange contracts	$61	$—	$61	$—
Total Liabilities	$61	$—	$61	$—
Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.

We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts that hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense) under Net Foreign Currency Transaction Losses within the Condensed Consolidated Statements of Earnings. As of March 31, 2015, the fair value of such contracts outstanding was an asset of $443 and a liability of $61. As of December 31, 2014, the fair value of such contracts outstanding was an asset of $130. There were no outstanding liabilities. At March 31, 2015 and December 31, 2014, the notional amounts of foreign currency forward exchange contracts outstanding were $42,366 and $34,631, respectively. We recognized a net gain of $3,131 and a net loss of $441 on such contracts during the first three months of 2015 and 2014, respectively.
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
Our defined benefit pension plans and postretirement medical plan are described in Note 11 of our annual report on Form 10-K for the year ended December 31, 2014. We have contributed $126 and $380 during the first quarter of 2015 to our pension plans and to our postretirement medical plan, respectively.
The components of the net periodic cost (benefit) for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$106	$124	$36	$38	$31	$32
Interest cost	432	494	123	132	109	131
Expected return on plan assets	(652)	(670)	(144)	(129)	—	—
Amortization of net actuarial loss	226	44	—	—	35	11
Amortization of prior service cost (benefit)	11	11	65	46	—	(2)
Foreign currency	—	—	(83)	18	—	—
Net periodic cost (benefit)	$123	$3	$(3)	$105	$175	$172

10.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of March 31, 2015, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $11,316, of which we have guaranteed $9,171. As of March 31, 2015, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $183 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

11.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	March 31, 2015	December 31, 2014
Foreign currency translation adjustments	$(40,232)	$(32,090)
Pension and retiree medical benefits	(6,332)	(6,503)
Total Accumulated Other Comprehensive Loss	$(46,564)	$(38,593)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Total
December 31, 2014	$(32,090)	$(6,503)	$(38,593)
Other comprehensive loss before reclassifications	(8,142)	—	(8,142)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	171	171
Net current period other comprehensive (loss) income	(8,142)	171	(7,971)
March 31, 2015	$(40,232)	$(6,332)	$(46,564)

12.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2011 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2007.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $2,803 for unrecognized tax benefits as of March 31, 2015, there was approximately $574 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2015 was $2,468. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
Unrecognized tax benefits were reduced by $131 during the first three months of 2015 for expiration of the statute of limitations in various jurisdictions.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2007 to 2013. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

13.	Share-Based Compensation
Our share-based compensation plans are described in Note 15 of our annual report on Form 10-K for the year ended December 31, 2014. During the three months ended March 31, 2015 and 2014, we recognized total Share-Based Compensation Expense of $2,707 and $1,540, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the three months ended March 31, 2015 and 2014 was $648 and $169, respectively.
During the first three months of 2015, we granted 15,080 restricted shares. The weighted average grant date fair value of each share awarded was $66.97. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the three months ended March 31, 2015 and 2014 was $811 and $807, respectively.

14.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended
	March 31
	2015	2014
Numerator:
Net Earnings	$5,026	$5,795
Denominator:
Basic - Weighted Average Shares Outstanding	18,283,097	18,318,260
Effect of dilutive securities:
Share-based compensation plans	497,837	520,912
Diluted - Weighted Average Shares Outstanding	18,780,934	18,839,172
Basic Earnings per Share	$0.27	$0.32
Diluted Earnings per Share	$0.27	$0.31

Excluded from the dilutive securities shown above were options to purchase 145,293 and 142,168 shares of Common Stock during the three months ended March 31, 2015 and 2014, respectively. These exclusions were made as the effects were anti-dilutive.

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
Net Sales attributed to each geographic area for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31
	2015	2014
Americas	$134,003	$122,389
Europe, Middle East and Africa	34,647	43,064
Asia Pacific	17,090	18,526
Total	$185,740	$183,979

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

16.	Related Party Transactions
On July 31, 2012, we entered into a share purchase agreement with M&F, as further discussed in Note 3. Two of the M&F shareholders are individuals who were employed by Tennant prior to the transaction date and were no longer employed by Tennant as of the transaction date.
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
Net Earnings for the first quarter of 2015 were $5.0 million, or $0.27 per diluted share, as compared to Net Earnings of $5.8 million, or $0.31 per diluted share, in the first quarter of 2014. Operating Profit for the first quarter of 2015 was $8.3 million, or 4.4% of Net Sales, as compared to Operating Profit of $9.2 million, or 5.0% of Net Sales, in the first quarter of 2014. Operating Profit during the first quarter of 2015 was favorably impacted by higher Net Sales, somewhat offset by higher Selling and Administrative (“S&A”) Expense and Research and Development ("R&D") Expense. Due to the strength of the U.S. dollar in the 2015 first quarter, foreign currency exchange reduced operating profit by approximately $1.9 million.
Net Earnings for the first quarter of 2014 were $5.8 million, or $0.31 per diluted share, as compared to Net Earnings of $5.1 million, or $0.27 per diluted share, in the first quarter of 2013. Net Earnings during the first quarter of 2014 were favorably impacted by higher Net Sales, somewhat offset by lower gross margins and higher S&A Expense.
Historical Results
The following table compares the historical results of operations for the three months ended March 31, 2015 and 2014, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended
	March 31
	2015	%	2014	%
Net Sales	$185,740	100.0	$183,979	100.0
Cost of Sales	107,659	58.0	107,062	58.2
Gross Profit	78,081	42.0	76,917	41.8
Operating Expense:
Research and Development Expense	7,710	4.2	7,481	4.1
Selling and Administrative Expense	62,117	33.4	60,199	32.7
Total Operating Expense	69,827	37.6	67,680	36.8
Profit from Operations	8,254	4.4	9,237	5.0
Other Income (Expense):
Interest Income	50	—	75	—
Interest Expense	(377)	(0.2)	(486)	(0.3)
Net Foreign Currency Transaction Losses	(443)	(0.2)	(208)	(0.1)
Other Expense, Net	(52)	—	(31)	—
Total Other Expense, Net	(822)	(0.4)	(650)	(0.4)
Profit Before Income Taxes	7,432	4.0	8,587	4.7
Income Tax Expense	2,406	1.3	2,792	1.5
Net Earnings	$5,026	2.7	$5,795	3.1
Net Earnings per Diluted Share	$0.27		$0.31

Net Sales
Consolidated Net Sales for the first quarter of 2015 totaled $185.7 million, a 1.0% increase as compared to consolidated Net Sales of $184.0 million in the first quarter of 2014.
The components of the consolidated Net Sales change for the three months ended March 31, 2015 as compared to the same period in 2014 were as follows:

2015 v. 2014
Three Months Ended
March 31
Organic Growth:
Volume	5.0%
Price	1.0%
Organic Growth	6.0%
Foreign Currency	(5.0%)
Total	1.0%

The 1.0% increase in consolidated Net Sales in the first quarter of 2015 as compared to the same period in 2014 was driven by:

•
An organic sales increase of approximately 6.0%, which excludes the effects of foreign currency exchange (and acquisitions when applicable), due to an approximate 5.0% volume increase and a 1.0% price increase. The volume increase was primarily due to robust sales to strategic accounts in the Americas region, continued demand for new products, such as the T12 and T17 rider scrubbers, and increased global sales of outdoor equipment. Sales of new products introduced within the past three years totaled 14% of equipment revenue for the first quarter of 2015, up from 10% in the first quarter of 2014. The price increase was the result of selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of February 1, 2015. We expect the increase in selling prices to increase Net Sales in the range of 1 percent to 2 percent for the 2015 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

The following table sets forth the Net Sales by geographic area for the three months ended March 31, 2015 and 2014 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended
	March 31
	2015	2014	%
Americas	$134,003	$122,389	9.5
Europe, Middle East and Africa	34,647	43,064	(19.5)
Asia Pacific	17,090	18,526	(7.8)
Total	$185,740	$183,979	1.0
Americas
Net Sales in the Americas were $134.0 million for the first quarter of 2015, an increase of 9.5% from the first quarter of 2014. Organic sales in the first quarter of 2015 were favorably impacted by robust sales to strategic accounts in North America and sales of newly introduced products, including the T12 and T17 rider scrubbers. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 2.0% during the first quarter of 2015. As a result, organic sales increased approximately 11.5% in the first quarter of 2015.
Europe, Middle East and Africa
In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales decreased 19.5% to $34.6 million for the first quarter of 2015, compared to the first quarter of 2014. Organic sales decreased approximately 5.0% in the first quarter which reflected a fragile European economy, although outdoor equipment had positive sales growth for the sixth consecutive quarter. There was an unfavorable foreign currency exchange impact on Net Sales during the first quarter of 2015 of approximately 14.5%.

Asia Pacific
Net Sales in the Asia Pacific market for the first quarter of 2015 totaled $17.1 million, a decrease of 7.8% from the first quarter of 2014. Organic sales decreased approximately 1.3% in the first quarter of 2015 due primarily to economic weakness in Australia and slower sales in China compared to the robust double-digit organic sales growth in the prior year quarter. Direct foreign currency translation exchange effects unfavorably impacted Net Sales by approximately 6.5% in the first quarter of 2015.
Gross Profit
Gross profit in the first quarter of 2015 was $78.1 million, or 42.0% of Net Sales, as compared to $76.9 million, or 41.8% of Net Sales, in the first quarter of 2014. Gross profit dollars increased 1.5% versus the prior year period due to the higher Net Sales in the first quarter of 2015. Gross margin was 20 basis points higher versus the prior year period despite an unfavorable impact from the selling channel mix, given the robust sales to strategic accounts. In addition, foreign currency headwinds unfavorably impacted gross margin by approximately 60 basis points.
Operating Expense
Research & Development Expense
R&D Expense in the first quarter of 2015 was $7.7 million as compared with $7.5 million in the first quarter of 2014. R&D Expense as a percentage of Net Sales was 4.2% for the first quarter of 2015, an increase of 10 basis points as compared to 4.1% in the first quarter of 2014.
We continued to invest in developing innovative new products for our traditional core business, as well as in our Orbio Technologies Group, which is focused on advancing a suite of sustainable cleaning technologies. New products are a key driver of sales growth. In the 2015 first quarter, we launched four new ergonomic backpack vacuum models for professional cleaners to maximize comfort and mobility. There are plans to introduce an additional 32 new products in the last three quarters of 2015.
Selling & Administrative Expense
S&A Expense in the first quarter of 2015 was $62.1 million, as compared to $60.2 million in the first quarter of 2014. S&A Expense as a percentage of Net Sales was 33.4% for the first quarter of 2015, an increase of 70 basis points from 32.7% in the comparable 2014 quarter. The increase in S&A Expense in the first quarter of 2015 as compared to the same period in the prior year was primarily due to investments in direct sales, distribution and marketing to build organic sales. This was somewhat offset by continued cost controls and improved operating efficiencies that favorably impacted S&A Expense in the first quarter of 2015.
Other Income (Expense), Net
Interest Income
There was no significant change in Interest Income in the first quarter of 2015 as compared to the same period in 2014.
Interest Expense
Interest Expense in the first quarter of 2015 was $0.4 million as compared to $0.5 million in the first quarter of 2014. The lower Interest Expense in the first quarter of 2015 was due to a lower level of debt.
Net Foreign Currency Transaction Losses
Net Foreign Currency Transaction Losses in the first quarter of 2015 were $0.4 million as compared to Net Foreign Currency Transaction Losses of $0.2 million in the same period in the prior year. The unfavorable change in the impact from foreign currency transactions in 2015 was due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.
Other Expense, Net
There was no significant change in Other Expense, Net in the first quarter of 2015 as compared to the same period in 2014.

Income Taxes
The effective tax rate in the first quarter of 2015 was 32.4% compared to the effective rate in the first quarter of the prior year of 32.5%.
The 2015 first quarter tax rate did not include any benefit for Federal R&D tax credits as we are not allowed to consider these credits in our tax rate until they are formally reenacted.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $76.8 million at March 31, 2015, as compared to $93.0 million as of December 31, 2014. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.6 as of March 31, 2015 and 2.4 as of December 31, 2014, and our working capital was $195.3 million and $201.5 million, respectively. Our debt-to-capital ratio was 8.7% and 9.1% at March 31, 2015 and December 31, 2014, respectively.
Cash Flow Summary
Cash used in our operating, investing and financing activities is summarized as follows (in thousands):

	Three Months Ended
	March 31
	2015	2014
Operating Activities	$(2,122)	$(3,913)
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(4,043)	(3,471)
Increase in Restricted Cash	(13)	(2)
Financing Activities	(8,627)	(10,157)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,333)	(41)
Net Decrease in Cash and Cash Equivalents	$(16,138)	$(17,584)
Operating Activities
Operating activities used $2.1 million of cash for the three months ended March 31, 2015. Cash used in operating activities was driven primarily by cash outflows resulting from an increase in Inventories of $9.5 million and a decrease in Employee Compensation and Benefits liabilities and Other Current Liabilities in the amounts of $8.9 million and $5.8 million, respectively, partially offset by cash inflows resulting from a decrease in Accounts Receivable of $16.2 million and Net Earnings of $5.0 million.
Operating activities used $3.9 million of cash for the three months ended March 31, 2014. Cash used in operating activities was driven primarily by an increase in Inventories of $7.3 million, a decrease in Employee Compensation and Benefits liabilities of $4.7 million and an increase in Accounts Receivable of $4.1 million, partially offset by Net Earnings of $5.8 million.
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

	March 31, 2015	December 31, 2014	March 31, 2014
DSO	64	62	64
DIOH	97	84	88

As of March 31, 2015, DSO was the same as compared to March 31, 2014 and increased 2 days as compared to December 31, 2014. The increase is primarily due to the variety of terms offered and mix of business having a larger unfavorable impact than the favorable trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
As of March 31, 2015, DIOH increased 9 days as compared to March 31, 2014 and thirteen days as compared to December 31, 2014, primarily due to increased levels of inventory in support of higher sales levels and the launches of many new products, somewhat offset by progress from inventory reduction initiatives.
Investing Activities
Investing activities during the three months ended March 31, 2015 used $4.1 million in cash. Net capital expenditures used $4.0 million. Capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment.
Investing activities during the three months ended March 31, 2014 used $3.5 million in cash. Net capital expenditures used $3.5 million. Capital expenditures included investments in tooling related to new product development and manufacturing and also information technology process improvement projects.
Financing Activities
Net cash used by financing activities was $8.6 million during the first three months of 2015. The purchases of our Common Stock per our authorized repurchase program used $4.1 million, dividend payments used $3.7 million and the payment of Long-Term Debt used $2.0 million, partially offset by proceeds from the issuance of Common Stock of $0.6 million and the excess tax benefit on stock plans of $0.6 million.
Net cash used by financing activities was $10.2 million during the first three months of 2014. The purchase of our Common Stock per our authorized repurchase program used $3.6 million, dividend payments used $3.5 million, the payment of Long-Term Debt used $2.0 million and the repayment of Short-Term borrowings used $1.5 million, partially offset by proceeds from the issuance of Common Stock of $0.2 million and the excess tax benefit of stock plans of $0.2 million.
Indebtedness
As of March 31, 2015, we had committed lines of credit totaling $125.0 million and uncommitted lines of credit totaling $87.1 million. There were $10.0 million in outstanding borrowings under our JPMorgan facility (described below) and $16.0 million in outstanding borrowings under our Prudential facility (described below) as of March 31, 2015. In addition, we had stand alone letters of credit of $2.4 million outstanding. Commitment fees on unused lines of credit for the three months ended March 31, 2015 were $0.1 million.
Our most restrictive covenants are part of our 2011 Credit Agreement with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.00 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2015, our indebtedness to EBITDA ratio was 0.32 to 1 and our EBITDA to interest expense ratio was 55.41 to 1.
Credit Facilities
JPMorgan Chase Bank, National Association
Details regarding our Credit Agreement, dated as of May 5, 2011 and amended on April 25, 2013, with JPMorgan Chase Bank, N. A. (“JPMorgan”), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto (the “2011 Credit Agreement”) are described in Note 8 of the annual report on Form 10-K for the year ended December 31, 2014.
As of March 31, 2015, we were in compliance with all covenants under this credit agreement. There were $10.0 million in outstanding borrowings under this facility at March 31, 2015, with a weighted average interest rate of 1.48%. This facility, under the current terms of the 2011 Credit Agreement, as amended, expires on March 1, 2018.
Prudential Investment Management, Inc.
Details regarding our Private Shelf Agreement, dated as of July 29, 2009, and amended on May 5, 2011 and July 24, 2012 with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto (the “Shelf Agreement”) are described in Note 8 of the annual report on Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, there were $16.0 million in outstanding borrowings under this facility, consisting of $6.0 million of Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a seven year term serially maturing from 2016 to 2018 and the $10.0 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2015 to 2021. The second payment of $2.0 million on Series A notes was made during the first quarter of 2015. We were in compliance with all covenants under the Shelf Agreement as of March 31, 2015. The issuance period, under the current terms of the Shelf Agreement, expires on July 24, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2.0 million Euros, or approximately $2.1 million. There was no balance outstanding on this facility as of March 31, 2015.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. As of March 31, 2015, there were no outstanding borrowings on this facility.
Contractual Obligations
Except as noted above, there have been no material changes with respect to contractual obligations as disclosed in our 2014 annual report on Form 10-K.
Newly Issued Accounting Guidance
Within our annual report on Form 10-K for the year ended December 31, 2014, we discussed Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), including a description of the ASU, the effective date and the methods of transition. As it relates to the effective date in the original standard issued in May 2014, the provisions of the ASU are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted.
On April 1, 2015, the Financial Accounting Standards Board proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The Financial Accounting Standards Board also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. Management is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our financial statements and related disclosures.
Cautionary Statement Relevant to Forward-Looking Information
This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: the competition in our business; foreign currency exchange rate fluctuations, particularly the relative strength of the U.S. dollar against other major currencies; geopolitical and economic uncertainty throughout the world; our ability to attract and retain key personnel; our ability to successfully upgrade, evolve and protect our information technology systems; fluctuations in the cost, quality, or availability of raw materials and purchased components; our ability to effectively manage organizational changes; our ability to comply with laws and regulations; the occurrence of a significant business interruption; our ability to develop and commercialize new innovative products and services; and unforeseen product liability claims or product quality issues. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of this Form 10-Q.
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
There have been no material changes in our market risk since December 31, 2014. For additional information, refer to Item 7A of our 2014 annual report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended March 31, 2015 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2014. There have been no material changes to our risk factors since the filing of that report.

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

For the Quarter Ended March 31, 2015	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2015	93	$72.17	—	405,569
February 1 - 28, 2015	19,644	67.68	—	405,569
March 1 - 31, 2015	64,767	64.12	64,490	341,079
Total	84,504	$64.96	64,490	341,079
(1) Includes 20,014 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2015 and 2014; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to the Condensed Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	April 30, 2015	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	April 30, 2015	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)