Form 10-Q
period 2015-06-30
TENNANT CO
filed 2015-07-30
CIK 97134

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of July 15, 2015, there were 18,249,135 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except shares and per share data)	June 30		June 30
	2015	2014	2015	2014
Net Sales	$215,404	$219,084	$401,144	$403,063
Cost of Sales	120,371	123,821	228,030	230,883
Gross Profit	95,033	95,263	173,114	172,180

Operating Expense:
Research and Development Expense	8,404	7,651	16,114	15,132
Selling and Administrative Expense	64,042	64,471	126,159	124,670
Total Operating Expense	72,446	72,122	142,273	139,802
Profit from Operations	22,587	23,141	30,841	32,378

Other Income (Expense):
Interest Income	53	95	103	170
Interest Expense	(419)	(419)	(796)	(905)
Net Foreign Currency Transaction (Losses) Gains	(225)	328	(668)	120
Other Expense, Net	(185)	(89)	(237)	(120)
Total Other Expense, Net	(776)	(85)	(1,598)	(735)

Profit Before Income Taxes	21,811	23,056	29,243	31,643
Income Tax Expense	6,994	7,533	9,400	10,325
Net Earnings	$14,817	$15,523	$19,843	$21,318

Net Earnings per Share:
Basic	$0.81	$0.85	$1.09	$1.17
Diluted	$0.79	$0.83	$1.06	$1.14

Weighted Average Shares Outstanding:
Basic	18,197,431	18,167,054	18,240,027	18,242,240
Diluted	18,672,040	18,675,607	18,724,859	18,776,369

Cash Dividend Declared per Common Share	$0.20	$0.20	$0.40	$0.38

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30		June 30
	2015	2014	2015	2014
Net Earnings	$14,817	$15,523	$19,843	$21,318
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,945	814	(6,196)	1,851
Pension and retiree medical benefits	166	47	438	92
Income Taxes:
Foreign currency translation adjustments	—	(1)	(1)	13
Pension and retiree medical benefits	(62)	(17)	(163)	(34)
Total Other Comprehensive Income (Loss), net of tax	2,049	843	(5,922)	1,922
Comprehensive Income	$16,866	$16,366	$13,921	$23,240

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except shares and per share data)	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$67,638	$92,962
Restricted Cash	349	352
Accounts Receivable, less Allowances of $4,366 and $3,936, respectively	151,146	152,383
Inventories	86,534	80,511
Prepaid Expenses	11,357	9,552
Deferred Income Taxes, Current Portion	9,747	9,738
Other Current Assets	1,844	1,591
Total Current Assets	328,615	347,089
Property, Plant and Equipment	269,368	262,214
Accumulated Depreciation	(180,207)	(175,671)
Property, Plant and Equipment, Net	89,161	86,543
Deferred Income Taxes, Long-Term Portion	7,625	8,165
Goodwill	17,670	18,355
Intangible Assets, Net	14,292	15,588
Other Assets	12,379	11,192
Total Assets	$469,742	$486,932
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$3,435	$3,566
Accounts Payable	59,735	61,627
Employee Compensation and Benefits	28,566	33,842
Income Taxes Payable	3,579	1,087
Other Current Liabilities	41,494	45,508
Total Current Liabilities	136,809	145,630
Long-Term Liabilities:
Long-Term Debt	21,143	24,571
Employee-Related Benefits	24,800	25,711
Deferred Income Taxes, Long-Term Portion	4,343	5,989
Other Liabilities	4,543	4,380
Total Long-Term Liabilities	54,829	60,651
Total Liabilities	191,638	206,281
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,261,832 and 18,415,047 shares issued and outstanding, respectively	6,848	6,906
Additional Paid-In Capital	17,185	26,247
Retained Earnings	298,586	286,091
Accumulated Other Comprehensive Loss	(44,515)	(38,593)
Total Shareholders’ Equity	278,104	280,651
Total Liabilities and Shareholders’ Equity	$469,742	$486,932

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In thousands)	June 30
	2015	2014
OPERATING ACTIVITIES
Net Earnings	$19,843	$21,318
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	8,155	8,818
Amortization	1,036	1,223
Deferred Income Taxes	(1,754)	3,964
Share-Based Compensation Expense	4,889	3,756
Allowance for Doubtful Accounts and Returns	1,246	776
Other, Net	(74)	13
Changes in Operating Assets and Liabilities:
Receivables	(1,717)	(18,649)
Inventories	(11,002)	(13,208)
Accounts Payable	(3,440)	7,540
Employee Compensation and Benefits	(5,970)	(5,471)
Other Current Liabilities	(3,174)	(2,238)
Income Taxes	1,668	2,819
Other Assets and Liabilities	(3,133)	(153)
Net Cash Provided by Operating Activities	6,573	10,508
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(7,594)	(7,411)
Proceeds from Disposals of Property, Plant and Equipment	190	118
Increase in Restricted Cash	(18)	(12)
Net Cash Used in Investing Activities	(7,422)	(7,305)
FINANCING ACTIVITIES
Payments of Short-Term Debt	—	(1,500)
Payments of Long-Term Debt	(3,429)	(2,013)
Purchases of Common Stock	(14,229)	(13,609)
Proceeds from Issuance of Common Stock	802	705
Excess Tax Benefit on Stock Plans	669	1,329
Dividends Paid	(7,348)	(7,172)
Net Cash Used in Financing Activities	(23,535)	(22,260)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(940)	676
Net Decrease in Cash and Cash Equivalents	(25,324)	(18,381)
Cash and Cash Equivalents at Beginning of Period	92,962	80,984
Cash and Cash Equivalents at End of Period	$67,638	$62,603

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$8,702	$1,645
Cash Paid for Interest	$718	$775
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$3,652	$715

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
During the fourth quarter of 2013, we implemented a restructuring action to right size the cost structure in our European operations, primarily as a result of the strategic decision to adjust our Direct versus Distribution selling efforts, to enhance our go-to-market approach which was designed to improve profitability and increase customer satisfaction. The pre-tax charge of $1,577 recognized in the fourth quarter of 2013 consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings. The charge impacted our Europe, Middle East, Africa (EMEA) operating segment, which has no goodwill balance. We do not expect additional costs will be incurred related to this restructuring action.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q4 2013 restructuring action	$1,577
December 31, 2013 balance	1,577
2014 utilization:
Cash payments	(1,151)
Foreign currency adjustments	(65)
Change in estimate	5
December 31, 2014 balance	$366
2015 utilization:
Cash payments	(334)
Foreign currency adjustments	(32)
June 30, 2015 balance	$—

3.	Divestiture
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH, and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014, in cash, as of the date of sale and financed the remaining €5,351, for a total purchase price of €6,166. A total of €2,126, or $2,826, was received in equal quarterly payments during 2013 and the first anniversary payment of €1,075, or $1,435, was received on July 31, 2013. The second anniversary payment of €1,075, or $1,418, was received on July 31, 2014. The remaining €1,075, or $1,198, as of June 30, 2015, will be received on the third anniversary date of the divestiture, which is July 31, 2015. As a result of this divestiture, we recorded a pre-tax gain of $784 in our Profit from Operations in the Condensed Consolidated Statements of Earnings for the year ended December 31, 2012.
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

4.	Inventories
Inventories are valued at the lower of cost or market. Inventories at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Inventories carried at LIFO:
Finished goods	$44,468	$41,687
Raw materials, production parts and work-in-process	25,428	24,458
LIFO reserve	(28,166)	(28,166)
Total LIFO inventories	41,730	37,979
Inventories carried at FIFO:
Finished goods	31,645	29,851
Raw materials, production parts and work-in-process	13,159	12,681
Total FIFO inventories	44,804	42,532
Total inventories	$86,534	$80,511
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

5.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the six months ended June 30, 2015 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2014	$64,858	$(46,503)	$18,355
Foreign currency fluctuations	(920)	235	(685)
Balance as of June 30, 2015	$63,938	$(46,268)	$17,670
The balances of acquired Intangible Assets, excluding Goodwill, as of June 30, 2015 and December 31, 2014, were as follows:

	Customer Lists	Trade Name	Technology	Total
Balance as of June 30, 2015
Original cost	$21,322	$3,960	$6,669	$31,951
Accumulated amortization	(12,209)	(2,048)	(3,402)	(17,659)
Carrying value	$9,113	$1,912	$3,267	$14,292
Weighted-average original life (in years)	15	14	13
Balance as of December 31, 2014
Original cost	$21,946	$4,300	$6,915	$33,161
Accumulated amortization	(12,099)	(2,068)	(3,406)	(17,573)
Carrying value	$9,847	$2,232	$3,509	$15,588
Weighted-average original life (in years)	15	14	13
Amortization expense on Intangible Assets for the three and six months ended June 30, 2015 was $516 and $1,036, respectively. Amortization expense on Intangible Assets for the three and six months ended June 30, 2014 was $612 and $1,223, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2015	$923
2016	1,705
2017	1,608
2018	1,602
2019	1,490
Thereafter	6,964
Total	$14,292

6.	Debt
Debt outstanding is summarized as follows:

	June 30, 2015	December 31, 2014
Long-Term Debt:
Credit facility borrowings	24,571	28,000
Collateralized borrowings	7	7
Capital lease obligations	—	130
Total Debt	24,578	28,137
Less: Current Portion	(3,435)	(3,566)
Long-Term Portion	$21,143	$24,571
As of June 30, 2015, we had committed lines of credit totaling $125,000 and uncommitted credit facilities totaling $87,229. There were $10,000 in outstanding borrowings under our JPMorgan facility (described below) and $14,571 in outstanding borrowings under our Prudential facility (described below) as of June 30, 2015. In addition, we had stand alone letters of credit of $2,769 outstanding and bank guarantees in the amount of $28. Commitment fees on unused lines of credit for the six months ended June 30, 2015 were $163.
Our most restrictive covenants are part of our 2015 Amended and Restated Credit Agreement (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2015, our indebtedness to EBITDA ratio was 0.31 to 1 and our EBITDA to interest expense ratio was 54.38 to 1.
Credit Facilities
JPMorgan Chase Bank, National Association
On June 30, 2015, we entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") that amends and restates the Credit Agreement dated May 5, 2011 that was with JP Morgan Chase Bank, N.A. ("JPMorgan"), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto, as amended by Amendment No. 1 dated April 25, 2013 (the "Credit Agreement").
The Amended Credit Agreement principally provides the following changes to the Credit Agreement:

•	extends the maturity date to June 30, 2020;

•	removes RBS Citizens, N.A. as a co-documentation agent;

•	changes the covenant regarding the Company's indebtedness to EBITDA ratio at the end of each quarter to not greater than 3.25 to 1;

•
changes the covenant restricting the Company from paying dividends or repurchasing stock to allow no dividends or repurchases, if, after giving effect to such payments the Company’s leverage ratio is greater than 3.25 to 1;

•
changes the covenant restricting the Company from making acquisitions, if after giving pro-forma effect to such acquisition, the Company’s leverage ratio is greater than 3.00 to 1, in such case limiting acquisitions to $25,000;

•	changes the fees for committed funds under the Credit Agreement to an annual rate ranging from 0.175% to 0.300%, depending on the Company’s leverage ratio;

•
changes the rate at which Eurocurrency borrowings under the Credit Agreement bear interest to a rate per annum equal to adjusted LIBOR plus an additional spread of 1.075% to 1.700%, depending on the Company’s leverage ratio;

•
changes the rate at which ABR borrowings bear interest to a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.00%, plus, in any such case, an additional spread of 0.075% to 0.700%, depending on the Company’s leverage ratio; and

•	changes related to new or recently revised financial regulations and other compliance matters.

The full terms and conditions are set forth in the Amended Credit Agreement, a copy of which is filed as Exhibit 10.1 to our Form 8-K dated June 30, 2015.
The original terms regarding our Credit Agreement are described in Note 8 of our annual report on Form 10-K for the year ended December 31, 2014.
As of June 30, 2015, we were in compliance with all covenants under the Amended Credit Agreement. There were $10,000 in outstanding borrowings under this facility at June 30, 2015, with a weighted average interest rate of 1.48%.
Prudential Investment Management, Inc.
On June 30, 2015, we entered into Amendment No. 3 to our Private Shelf Agreement (the "Amendment"), which amends the Private Shelf Agreement, dated as of July 29, 2009, by and among the Company, Prudential Investment Management, Inc. and Prudential affiliates from time to time party thereto, as amended by Amendment No. 1 dated May 5, 2011 and Amendment No. 2 dated July 24, 2012 (the "Shelf Agreement").
The principal changes effected by the Amendment are an extension of the Issuance Period for Shelf Notes under the Shelf Agreement and to make the same corresponding changes as those made to the Credit Agreement under the Amended Credit Agreement. The Issuance Period now expires on June 30, 2018.
The original terms regarding the Shelf Agreement are described in Note 8 of our annual report on Form 10-K for the year ended December 31, 2014.
As of June 30, 2015, there were $14,571 in outstanding borrowings under this facility, consisting of $6,000 of Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a seven year term serially maturing from 2016 to 2018 and the $8,571 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2016 to 2021. The second payment of $2,000 on Series A notes was made during the first quarter of 2015. The first payment of $1,429 on Series B notes was made during the second quarter of 2015. We were in compliance with all covenants under the Amendment as of June 30, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2,000, or approximately $2,229. There was no balance outstanding on this facility as of June 30, 2015.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. As of June 30, 2015, there were no outstanding borrowings on this facility.

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
The changes in warranty reserves for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended
	June 30
	2015	2014
Beginning balance	$9,686	$9,663
Additions charged to expense	5,670	5,127
Foreign currency fluctuations	(118)	33
Claims paid	(5,209)	(4,916)
Ending balance	$10,029	$9,907

8.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at June 30, 2015 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$80	$—	$80	$—
Total Assets	$80	$—	$80	$—
Liabilities:
Foreign currency forward exchange contracts	$46	$—	$46	$—
Total Liabilities	$46	$—	$46	$—
Our foreign currency forward exchange contracts are valued based on quoted forward foreign exchange prices at the reporting date.
We use derivative instruments to manage exposures to foreign currency only in an attempt to limit underlying exposures from currency fluctuations and not for trading purposes. Gains or losses on forward foreign exchange contracts that hedge foreign currency-denominated assets and liabilities are recognized in Other Current Assets and Other Current Liabilities within the Condensed Consolidated Balance Sheets and are recognized in Other Income (Expense) under Net Foreign Currency Transaction (Losses) Gains within the Condensed Consolidated Statements of Earnings. As of June 30, 2015, the fair value of such contracts outstanding was an asset of $80 and a liability of $46. As of December 31, 2014, the fair value of such contracts outstanding was an asset of $130. There were no outstanding liabilities. At June 30, 2015 and December 31, 2014, the notional amounts of foreign currency forward exchange contracts outstanding were $38,463 and $34,631, respectively. We recognized a net gain of $1,753 and a net loss of $902 on such contracts during the first six months of 2015 and 2014, respectively.
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
Our defined benefit pension plans and postretirement medical plan are described in Note 11 of our annual report on Form 10-K for the year ended December 31, 2014. We have contributed $76 and $204 during the second quarter of 2015 and $202 and $584 during the first six months of 2015 to our pension plans and to our postretirement medical plan, respectively.

The components of the net periodic cost (benefit) for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$134	$123	$36	$38	$17	$32
Interest cost	423	488	125	134	87	118
Expected return on plan assets	(655)	(672)	(146)	(131)	—	—
Amortization of net actuarial loss (gain)	192	30	—	—	(35)	(11)
Amortization of prior service cost (benefit)	10	10	65	47	—	(1)
Foreign currency	—	—	118	(2)	—	—
Net periodic cost (benefit)	$104	$(21)	$198	$86	$69	$138

	Six Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2015	2014	2015	2014	2015	2014
Service cost	240	247	72	76	48	64
Interest cost	855	982	248	266	196	249
Expected return on plan assets	(1,307)	(1,342)	(290)	(260)	—	—
Amortization of net actuarial loss	418	74	—	—	—	—
Amortization of prior service cost (benefit)	21	21	130	93	—	(3)
Foreign currency	—	—	35	16	—	—
Net periodic cost (benefit)	227	(18)	195	191	244	310

10.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of June 30, 2015, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $11,542, of which we have guaranteed $9,351. As of June 30, 2015, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $184 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

11.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	June 30, 2015	December 31, 2014
Foreign currency translation adjustments	$(38,287)	$(32,090)
Pension and retiree medical benefits	(6,228)	(6,503)
Total Accumulated Other Comprehensive Loss	$(44,515)	$(38,593)

The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Total
December 31, 2014	$(32,090)	$(6,503)	$(38,593)
Other comprehensive loss before reclassifications	(6,197)	—	(6,197)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	275	275
Net current period other comprehensive (loss) income	(6,197)	275	(5,922)
June 30, 2015	$(38,287)	$(6,228)	$(44,515)

12.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2011 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2007.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $2,897 for unrecognized tax benefits as of June 30, 2015, there was approximately $605 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2015 was $2,555. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
Unrecognized tax benefits were reduced by $131 during the first six months of 2015 for expiration of the statute of limitations in various jurisdictions.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2007 to 2013. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

13.	Share-Based Compensation
Our share-based compensation plans are described in Note 15 of our annual report on Form 10-K for the year ended December 31, 2014. During the three months ended June 30, 2015 and 2014, we recognized total Share-Based Compensation Expense of $2,182 and $2,216, respectively. During the six months ended June 30, 2015 and 2014, we recognized total Share-Based Compensation Expense of $4,889 and $3,756, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the six months ended June 30, 2015 and 2014 was $669 and $1,329, respectively.
During the first six months of 2015, we granted 23,048 restricted shares. The weighted average grant date fair value of each share awarded was $66.33. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the six months ended June 30, 2015 and 2014 was $833 and $827, respectively.

14.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Numerator:
Net Earnings	$14,817	$15,523	$19,843	$21,318
Denominator:
Basic - Weighted Average Shares Outstanding	18,197,431	18,167,054	18,240,027	18,242,240
Effect of dilutive securities:
Share-based compensation plans	474,609	508,553	484,832	534,129
Diluted - Weighted Average Shares Outstanding	18,672,040	18,675,607	18,724,859	18,776,369
Basic Earnings per Share	$0.81	$0.85	$1.09	$1.17
Diluted Earnings per Share	$0.79	$0.83	$1.06	$1.14

Excluded from the dilutive securities shown above were options to purchase 237,405 and 154,897 shares of Common Stock during the three months ended June 30, 2015 and 2014, respectively. Excluded from the dilutive securities shown above were options to purchase 215,767 and 155,497 shares of Common Stock during the six months ended June 30, 2015 and 2014, respectively. These exclusions were made as the effects were anti-dilutive.

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
Net Sales attributed to each geographic area for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Americas	$161,429	$153,698	$295,432	$276,087
Europe, Middle East and Africa	33,741	41,273	68,388	84,336
Asia Pacific	20,234	24,113	37,324	42,640
Total	$215,404	$219,084	$401,144	$403,063

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

16.	Related Party Transactions
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
Net Earnings for the second quarter of 2015 were $14.8 million, or $0.79 per diluted share, as compared to Net Earnings of $15.5 million, or $0.83 per diluted share, in the second quarter of 2014. Operating Profit for the second quarter of 2015 was $22.6 million, or 10.5% of Net Sales, as compared to Operating Profit of $23.1 million, or 10.6% of Net Sales, in the second quarter of 2014. Operating Profit during the second quarter of 2015 was unfavorably impacted by lower Net Sales, due to an unfavorable foreign currency exchange, and higher Research and Development ("R&D") Expense, somewhat offset by lower Selling and Administrative ("S&A") Expense. Due to the strength of the U.S. dollar in the 2015 second quarter, foreign currency exchange reduced Operating Profit by approximately $3.4 million.
Net Earnings for the first six months of 2015 were $19.8 million, or $1.06 per diluted share, as compared to Net Earnings of $21.3 million, or $1.14 per diluted share, in the first six months of 2014. Operating Profit for the first six months of 2015 was $30.8 million, or 7.7% of Net Sales, as compared to Operating Profit of $32.4 million, or 8.0% of Net Sales, in the first six months of 2014. Operating Profit during the first six months of 2015 was unfavorably impacted by lower Net Sales, due to an unfavorable foreign currency exchange, higher S&A Expense and higher R&D Expense. Due to the strength of the U.S. dollar in the first six months of 2015, foreign currency exchange reduced year to date Operating Profit by approximately $5.3 million.
Net Earnings for the second quarter of 2014 were $15.5 million, or $0.83 per diluted share, as compared to Net Earnings of $14.3 million, or $0.76 per diluted share, in the second quarter of 2013. Operating Profit for the second quarter of 2014 was $23.1 million, or 10.6% of Net Sales, as compared to Operating Profit of $21.6 million, or 10.8% of Net Sales, in the second quarter of 2013. Operating Profit during the second quarter of 2014 was favorably impacted by higher Net Sales and lower R&D Expense, somewhat offset by higher S&A Expense.
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

Historical Results
The following table compares the historical results of operations for the three and six months ended June 30, 2015 and 2014, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2015	%	2014	%	2015	%	2014	%
Net Sales	$215,404	100.0	$219,084	100.0	$401,144	100.0	$403,063	100.0
Cost of Sales	120,371	55.9	123,821	56.5	228,030	56.8	230,883	57.3
Gross Profit	95,033	44.1	95,263	43.5	173,114	43.2	172,180	42.7
Operating Expense:
Research and Development Expense	8,404	3.9	7,651	3.5	16,114	4.0	15,132	3.8
Selling and Administrative Expense	64,042	29.7	64,471	29.4	126,159	31.4	124,670	30.9
Total Operating Expense	72,446	33.6	72,122	32.9	142,273	35.5	139,802	34.7
Profit from Operations	22,587	10.5	23,141	10.6	30,841	7.7	32,378	8.0
Other Income (Expense):
Interest Income	53	—	95	—	103	—	170	—
Interest Expense	(419)	(0.2)	(419)	(0.2)	(796)	(0.2)	(905)	(0.2)
Net Foreign Currency Transaction (Losses) Gains	(225)	(0.1)	328	0.1	(668)	(0.2)	120	—
Other Expense, Net	(185)	(0.1)	(89)	—	(237)	(0.1)	(120)	—
Total Other Expense, Net	(776)	(0.4)	(85)	—	(1,598)	(0.4)	(735)	(0.2)
Profit Before Income Taxes	21,811	10.1	23,056	10.5	29,243	7.3	31,643	7.9
Income Tax Expense	6,994	3.2	7,533	3.4	9,400	2.3	10,325	2.6
Net Earnings	$14,817	6.9	$15,523	7.1	$19,843	4.9	$21,318	5.3
Net Earnings per Diluted Share	$0.79		$0.83		$1.06		$1.14
Net Sales
Consolidated Net Sales for the second quarter of 2015 totaled $215.4 million, a 1.7% decrease as compared to consolidated Net Sales of $219.1 million in the second quarter of 2014. Consolidated Net Sales for the first six months of 2015 totaled $401.1 million, a 0.5% decrease as compared to consolidated Net Sales of $403.1 million for the first six months of 2014.
The components of the consolidated Net Sales change for the three and six months ended June 30, 2015 as compared to the same period in 2014 were as follows:

	2015 v. 2014
	Three Months Ended	Six Months Ended
	June 30	June 30
Organic Growth:
Volume	2.8%	4.0%
Price	1.0%	1.0%
Organic Growth	3.8%	5.0%
Foreign Currency	(5.5%)	(5.5%)
Total	(1.7%)	(0.5%)

The 1.7% decrease in consolidated Net Sales in the second quarter of 2015 as compared to the same period in 2014 was driven by:

•	An unfavorable direct foreign currency exchange impact of approximately 5.5%.

•
An organic sales increase of approximately 3.8%, which excludes the effects of foreign currency exchange (and acquisitions when applicable), due to an approximate 2.8% volume increase and a 1.0% price increase. The volume increase was primarily due to robust sales to strategic accounts in North America and global sales of new products, such as the T12 and T17 rider scrubbers, somewhat offset by lower sales of outdoor equipment. Sales of new products introduced within the past three years totaled 16% of equipment revenue for the second quarter of 2015. This compares to 10% of equipment revenue in the 2014 second quarter from sales of new products introduced since the 2012 fourth quarter. The price increase was the result of selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of February 1, 2015. We expect the increase in selling prices to increase Net Sales in the range of 1 percent to 2 percent for the 2015 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

The 0.5% decrease in consolidated Net Sales in the first six months of 2015 as compared to the same period in 2014 was driven by:

•	An unfavorable direct foreign currency exchange impact of approximately 5.5%.

•
An organic sales increase of approximately 5.0%, which excludes the effects of foreign currency exchange (and acquisitions when applicable), due to an approximate 4.0% volume increase and a 1.0% price increase. The volume increase was primarily due to robust sales to strategic accounts in the Americas region and continued demand for new products, such as the T12 and T17 rider scrubbers. Sales of new products introduced within the past three years totaled 15% of equipment revenue for the first six months of 2015. This compares to 9% of equipment revenue in the first six months of 2014 from sales of new products introduced since the 2012 fourth quarter. The price increase was the result of selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of February 1, 2015. We expect the increase in selling prices to increase Net Sales in the range of 1 percent to 2 percent for the 2015 full year. The impact to gross margin is estimated to be minimal as these selling price increases were offset by inflation.

The following table sets forth the Net Sales by geographic area for the three and six months ended June 30, 2015 and 2014 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2015	2014	%	2015	2014	%
Americas	$161,429	$153,698	5.0	$295,432	$276,087	7.0
Europe, Middle East and Africa	33,741	41,273	(18.2)	68,388	84,336	(18.9)
Asia Pacific	20,234	24,113	(16.1)	37,324	42,640	(12.5)
Total	$215,404	$219,084	(1.7)	$401,144	$403,063	(0.5)
Americas
Net Sales in the Americas were $161.4 million and $295.4 million for the second quarter and first six months of 2015, an increase of 5.0% and 7.0%, respectively, from the second quarter and first six months of 2014. Organic sales in the second quarter and first six months of 2015 were favorably impacted by robust sales to strategic accounts in North America and sales of newly introduced products, including the T12 and T17 rider scrubbers. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 2.5% during the second quarter and 2.0% during the first six months of 2015. As a result, organic sales increased approximately 7.5% in the second quarter and 9.0% in the first six months of 2015.
Europe, Middle East and Africa
In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales decreased 18.2% and 18.9% to $33.7 million and $68.4 million, respectively, for the second quarter and first six months of 2015, compared to the second quarter and first six months of 2014. Organic sales decreased approximately 1.7% in the second quarter with organic sales growth in Western Europe being more than offset by lower sales of outdoor equipment. Organic sales decreased approximately 3.4% in the first six months of 2015, which reflected a fragile European economy. There was an unfavorable foreign currency exchange impact on Net Sales during the second quarter and first six months of 2015 of approximately 16.5% and 15.5%, respectively.

Asia Pacific
Net Sales in the Asia Pacific market for the second quarter and first six months of 2015 totaled $20.2 million and $37.3 million, respectively, a decrease of 16.1% and 12.5% from the second quarter and first six months of 2014, respectively. Organic sales decreased approximately 8.1% in the second quarter and 5.0% in the first six months of 2015 due primarily to organic sales growth in China being more than offset by slower economies, primarily in Australia, compared to the robust double-digit organic sales growth in the prior year quarter and first half. Direct foreign currency translation exchange effects unfavorably impacted Net Sales by approximately 8.0% and 7.5% in the second quarter and first six months of 2015, respectively.
Gross Profit
Gross profit in the second quarter of 2015 was $95.0 million, or 44.1% of Net Sales, as compared to $95.3 million, or 43.5% of Net Sales, in the second quarter of 2014. Gross profit dollars decreased 0.2% versus the prior year period due to the lower Net Sales, primarily as a result of unfavorable foreign currency exchange, in the second quarter of 2015. Gross margin was 60 basis points higher versus the prior year period due to improved operating efficiencies in the direct service and manufacturing operations, and also a greater mix of higher margin business. In addition, foreign currency headwinds unfavorably impacted gross margin by approximately 80 basis points.

Gross profit in the first six months of 2015 was $173.1 million, or 43.2% of Net Sales, as compared to $172.2 million, or 42.7% of Net Sales, in the first six months of 2014. Gross profit dollars increased 0.5% versus the prior year period due to lower Cost of Sales in the first six months of 2015, partially offset by lower Net Sales. Gross margin was 50 basis points higher versus the prior year primarily due to improved operating efficiencies in the direct service and manufacturing operations. In addition, foreign currency headwinds unfavorably impacted gross margin by approximately 60 basis points.
Operating Expense
Research & Development Expense
R&D Expense in the second quarter of 2015 increased by 9.8% to $8.4 million as compared with $7.7 million in the second quarter of 2014. R&D Expense as a percentage of Net Sales was 3.9% for the second quarter of 2015, an increase of 40 basis points as compared to 3.5% in the second quarter of 2014.
R&D Expense for the first six months of 2015 was $16.1 million, an increase of 6.5% from $15.1 million in the same period in 2014. R&D Expense as a percentage of Net Sales was 4.0% for the first six months of 2015 as compared to 3.8% for the first six months of 2014.
We continued to invest in developing innovative new products for our traditional core business, as well as in our Orbio Technologies Group, which is focused on advancing a suite of sustainable cleaning technologies. New products are a key driver of sales growth. New products and product variants launched in the first half of 2015 totaled 33, including new ergonomic backpack vacuum models, our next generation ec-H2O NanoClean™ technology, and the T300 family of walk-behind commercial floor scrubbers. We plan to introduce an additional three new products in the second half of the year.
Selling & Administrative Expense
S&A Expense in the second quarter of 2015 decreased 0.7% to $64.0 million, as compared to $64.5 million in the second quarter of 2014. S&A Expense as a percentage of Net Sales was 29.7% for the second quarter of 2015, an increase of 30 basis points from 29.4% in the comparable 2014 quarter.
For the six months ended June 30, 2015, S&A Expense increased to $126.2 million from $124.7 million in the comparable period last year. S&A Expense as a percentage of Net Sales was 31.4% for the first half of 2015 versus 30.9% in the comparable period last year.
The decrease in S&A Expense in the second quarter as compared to the same period in the prior year was primarily due to cost controls and improved operating efficiencies that favorably impacted S&A Expenses. This was somewhat offset by investments in direct sales, distribution and marketing to build organic sales. The increase in S&A Expense in the first six months of 2015 as compared to the same period in the prior year was primarily due to investments in direct sales, distribution and marketing to build organic sales. This was somewhat offset by cost controls and improved operating efficiencies that favorably impacted S&A Expenses.
Other Income (Expense), Net
Interest Income
There was no significant change in Interest Income in the second quarter and first six months of 2015 as compared to the same periods in 2014.

Interest Expense
There was no change in Interest Expense in the second quarter of 2015 as compared to the same period in 2014. Interest Expense in the first six months of 2015 was $0.8 million as compared to $0.9 million in the first six months of 2014. The lower Interest Expense in the first six months of 2015 was due to a lower level of debt.
Net Foreign Currency Transaction (Losses) Gains
Net Foreign Currency Transaction Losses in the second quarter and first six months of 2015 were $0.2 million and $0.7 million, respectively, as compared to Net Foreign Currency Transaction Gains of $0.3 million and $0.1 million in the same periods in the prior year. The unfavorable change in the impact from foreign currency transactions in 2015 was due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.
Other Expense, Net
Other Expense, Net was $0.2 million for both the second quarter and first six months of 2015 as compared to Other Expense, Net of $0.1 million in the the same periods in 2014. The increase in Other Expense in 2015 was primarily due to higher contributions to the Tennant Foundation.
Income Taxes
The effective tax rate in the second quarter of 2015 was 32.1% compared to the effective rate in the second quarter of the prior year of 32.7%.
The year-to-date overall effective tax rate was 32.1% for 2015 compared to 32.6% for 2014. The decrease in the overall year-to-date effective tax rate was primarily related to the mix in expected full year taxable earnings by country.
The 2015 and 2014 second quarter and first half year-to-date tax rates did not include any benefit for Federal R&D tax credits as we are not allowed to consider these credits in our tax rate until they are formally reenacted.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $67.6 million at June 30, 2015, as compared to $93.0 million as of December 31, 2014. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.4 as of June 30, 2015 and December 31, 2014, and our working capital was $191.8 million and $201.5 million, respectively. Our debt-to-capital ratio was 8.1% and 9.1% at June 30, 2015 and December 31, 2014, respectively.
Cash Flow Summary
Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	Six Months Ended
	June 30
	2015	2014
Operating Activities	$6,573	$10,508
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(7,404)	(7,293)
Increase in Restricted Cash	(18)	(12)
Financing Activities	(23,535)	(22,260)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(940)	676
Net Decrease in Cash and Cash Equivalents	$(25,324)	$(18,381)

Operating Activities
Operating activities provided $6.6 million of cash for the six months ended June 30, 2015. Cash provided by operating activities was driven primarily by cash inflows resulting from Net Earnings of $19.8 million, partially offset by cash outflows from an increase in Inventories of $11.0 million and a decrease in Employee Compensation and Benefits liabilities of $6.0 million.
Operating activities provided $10.5 million of cash for the six months ended June 30, 2014. Cash provided by operating activities was driven primarily from Net Earnings of $21.3 million and an increase in Accounts Payable of $7.5 million, partially offset by an increase in Accounts Receivable of $18.6 million, an increase in Inventories of $13.2 million, and a decrease in Employee Compensation and Benefits liabilities of $5.5 million.
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

	June 30, 2015	December 31, 2014	June 30, 2014
DSO	62	62	64
DIOH	89	84	79
As of June 30, 2015, DSO decreased 2 days as compared to June 30, 2014 and was the same as compared to December 31, 2014. The decrease is primarily due to the trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances having a larger favorable impact than the unfavorable variety of terms offered and mix of business.
As of June 30, 2015, DIOH increased 10 days as compared to June 30, 2014 and increased 5 days as compared to December 31, 2014, primarily due to increased levels of inventory in support of higher sales levels and the launches of many new products, somewhat offset by progress from inventory reduction initiatives.
Investing Activities
Investing activities, consisting of capital expenditures, used $7.4 million in cash during the six months ended June 30, 2015. Capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment.
Investing activities, consisting of capital expenditures, used $7.3 million in cash during the six months ended June 30, 2014. Capital expenditures included investments in tooling related to new product development, and manufacturing and information technology process improvement projects.
Financing Activities
Net cash used by financing activities was $23.5 million during the first six months of 2015. The purchases of our Common Stock per our authorized repurchase program used $14.2 million, dividend payments used $7.3 million and the payment of Long-Term Debt used $3.4 million, partially offset by proceeds from the issuance of Common Stock of $0.8 million and the excess tax benefit on stock plans of $0.7 million.
Net cash used by financing activities was $22.3 million during the first six months of 2014. The purchases of our Common Stock per our authorized repurchase program used $13.6 million, dividend payments used $7.2 million, the payment of Long-Term Debt used $2.0 million and the repayment of Short-Term borrowings used $1.5 million, partially offset by proceeds from the excess tax benefit on stock plans of $1.3 million and the issuance of Common Stock of $0.7 million.
Indebtedness
As of June 30, 2015, we had committed lines of credit totaling $125.0 million and uncommitted credit facilities totaling $87.2 million. There were $10.0 million in outstanding borrowings under our JPMorgan facility (described below) and $14.6 million in outstanding borrowings under our Prudential facility (described below) as of June 30, 2015. In addition, we had stand alone letters of credit of $2.8 million outstanding. Commitment fees on unused lines of credit for the six months ended June 30, 2015 were $0.2 million.

Our most restrictive covenants are part of our 2015 Amended and Restated Credit Agreement (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2015, our indebtedness to EBITDA ratio was 0.31 to 1 and our EBITDA to interest expense ratio was 54.38 to 1.
Credit Facilities
JPMorgan Chase Bank, National Association
On June 30, 2015, we entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") that amends and restates the Credit Agreement dated May 5, 2011 that was with JP Morgan Chase Bank, N.A. ("JPMorgan"), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto, as amended by Amendment No. 1 dated April 25, 2013 (the "Credit Agreement").
The Amended Credit Agreement principally provides the following changes to the Credit Agreement:

•	extends the maturity date to June 30, 2020;

•	removes RBS Citizens, N.A. as a co-documentation agent;

•	changes the covenant regarding the Company's indebtedness to EBITDA ratio at the end of each quarter to not greater than 3.25 to 1;

•
changes the covenant restricting the Company from paying dividends or repurchasing stock to allow no dividends or repurchases, if, after giving effect to such payments the Company’s leverage ratio is greater than 3.25 to 1;

•
changes the covenant restricting the Company from making acquisitions, if after giving pro-forma effect to such acquisition, the Company’s leverage ratio is greater than 3.00 to 1, in such case limiting acquisitions to $25 million;

•	changes the fees for committed funds under the Credit Agreement to an annual rate ranging from 0.175% to 0.300%, depending on the Company’s leverage ratio;

•
changes the rate at which Eurocurrency borrowings under the Credit Agreement bear interest to a rate per annum equal to adjusted LIBOR plus an additional spread of 1.075% to 1.700%, depending on the Company’s leverage ratio;

•
changes the rate at which ABR borrowings bear interest to a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.00%, plus, in any such case, an additional spread of 0.075% to 0.700%, depending on the Company’s leverage ratio; and

•	changes related to new or recently revised financial regulations and other compliance matters.
The full terms and conditions are set forth in the Amended Credit Agreement, a copy of which is filed as Exhibit 10.1 to our Form 8-K dated June 30, 2015.
The original terms regarding our Credit Agreement are described in Note 8 of our annual report on Form 10-K for the year ended December 31, 2014.
As of June 30, 2015, we were in compliance with all covenants under the Amended Credit Agreement. There were $10.0 million in outstanding borrowings under this facility at June 30, 2015, with a weighted average interest rate of 1.48%.
Prudential Investment Management, Inc.
On June 30, 2015, we entered into Amendment No. 3 to our Private Shelf Agreement (the "Amendment"), which amends the Private Shelf Agreement, dated as of July 29, 2009, by and among the Company, Prudential Investment Management, Inc. and Prudential affiliates from time to time party thereto, as amended by Amendment No. 1 dated May 5, 2011 and Amendment No. 2 dated July 24, 2012 (the "Shelf Agreement").
The principal changes effected by the Amendment are an extension of the Issuance Period for Shelf Notes under the Shelf Agreement and to make the same corresponding changes as those made to the Credit Agreement under the Amended Credit Agreement. The Issuance Period now expires on June 30, 2018.
The original terms regarding the Shelf Agreement are described in Note 8 of our annual report on Form 10-K for the year ended December 31, 2014.

As of June 30, 2015, there were $14.6 million in outstanding borrowings under this facility, consisting of $6.0 million of Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a seven year term serially maturing from 2016 to 2018 and the $8.6 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term serially maturing from 2016 to 2021. The second payment of $2.0 million on Series A notes was made during the first quarter of 2015. The first payment of $1.4 million on Series B notes was made during the second quarter of 2015. We were in compliance with all covenants under the Amendment as of June 30, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2.0 million Euros, or approximately $2.2 million. There was no balance outstanding on this facility as of June 30, 2015.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. As of June 30, 2015, there were no outstanding borrowings on this facility.
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
On April 1, 2015, the FASB issued for public comment a proposed ASU, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which would defer the effective date of the new revenue recognition standard by one year. At a meeting held on July 9, 2015, the FASB voted to approve this deferral. The final ASU would permit us to apply the new revenue standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The final ASU permits companies to adopt the new revenue standard early, but not before the original public organization effective date, which was for annual periods beginning after December 15, 2016. Management is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The provisions of the ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. We do not anticipate the adoption of this guidance to have a material impact on our financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This amended guidance requires customers to determine whether or not an arrangement includes a software license element. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the customer should account for the arrangement as a service contract. The provisions of the ASU are effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date; or retrospectively. We do not anticipate the adoption of this guidance will have a material impact on our financial statements and related disclosures.

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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended June 30, 2015 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
On June 22, 2015, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. This was in addition to the 185,449 shares remaining under our prior repurchase program as of June 30, 2015. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. Our Amended Credit Agreement and Shelf Agreement restrict the payment of dividends or repurchasing of stock if, after giving effect to such payments, our leverage ratio is greater than 3.25 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year.

For the Quarter Ended June 30, 2015	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2015	16,129	$64.97	15,488	325,591
May 1 - 31, 2015	112,374	65.00	112,374	213,217
June 1 - 30, 2015	28,389	64.20	27,768	1,185,449
Total	156,892	$64.86	155,630	1,185,449
(1) Includes 1,262 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

Item 6.	Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Form 8-K dated December 14, 2010.
10.1	Amended and Restated Credit Agreement dated June 30, 2015	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated June 30, 2015.
10.2	Amendment No. 3 to Private Shelf Agreement dated June 30, 2015	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated June 30, 2015.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2015 and 2014; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to the Condensed Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	July 30, 2015	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	July 30, 2015	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)