Form 10-Q
period 2015-09-30
TENNANT CO
filed 2015-10-30
CIK 97134

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of October 15, 2015, there were 17,837,213 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except shares and per share data)	September 30		September 30
	2015	2014	2015	2014
Net Sales	$204,802	$202,643	$605,946	$605,706
Cost of Sales	116,145	115,480	344,175	346,363
Gross Profit	88,657	87,163	261,771	259,343

Operating Expense:
Research and Development Expense	8,207	6,844	24,321	21,976
Selling and Administrative Expense	64,681	63,215	190,840	187,885
Impairment of Long-Lived Assets	11,199	—	11,199	—
Total Operating Expense	84,087	70,059	226,360	209,861
Profit from Operations	4,570	17,104	35,411	49,482

Other Income (Expense):
Interest Income	42	84	145	254
Interest Expense	(215)	(396)	(1,011)	(1,301)
Net Foreign Currency Transaction Losses	(272)	(276)	(940)	(156)
Other Expense, Net	(174)	(162)	(411)	(282)
Total Other Expense, Net	(619)	(750)	(2,217)	(1,485)

Profit Before Income Taxes	3,951	16,354	33,194	47,997
Income Tax Expense	4,902	4,562	14,302	14,887
Net (Loss) Earnings	$(951)	$11,792	$18,892	$33,110

Net (Loss) Earnings per Share:
Basic	$(0.05)	$0.65	$1.04	$1.82
Diluted	$(0.05)	$0.63	$1.01	$1.77

Weighted Average Shares Outstanding:
Basic	17,941,171	18,120,729	18,139,314	18,201,291
Diluted	17,941,171	18,635,287	18,618,031	18,727,818

Cash Dividend Declared per Common Share	$0.20	$0.20	$0.60	$0.58

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30		September 30
	2015	2014	2015	2014
Net (Loss) Earnings	$(951)	$11,792	$18,892	$33,110
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(5,559)	(6,963)	(11,755)	(5,112)
Pension and retiree medical benefits	220	46	658	138
Cash flow hedge	71	—	71	—
Income Taxes:
Foreign currency translation adjustments	134	(6)	133	7
Pension and retiree medical benefits	(82)	(17)	(245)	(51)
Cash flow hedge	(27)	—	(27)	—
Total Other Comprehensive Loss, net of tax	(5,243)	(6,940)	(11,165)	(5,018)
Comprehensive (Loss) Income	$(6,194)	$4,852	$7,727	$28,092

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except shares and per share data)	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$56,807	$92,962
Restricted Cash	614	352
Accounts Receivable, less Allowances of $4,317 and $3,936, respectively	137,230	152,383
Inventories	83,315	80,511
Prepaid Expenses	11,661	9,552
Deferred Income Taxes, Current Portion	9,609	9,738
Other Current Assets	2,418	1,591
Assets Held for Sale	7,747	—
Total Current Assets	309,401	347,089
Property, Plant and Equipment	267,619	262,214
Accumulated Depreciation	(179,837)	(175,671)
Property, Plant and Equipment, Net	87,782	86,543
Deferred Income Taxes, Long-Term Portion	7,227	8,165
Goodwill	16,822	18,355
Intangible Assets, Net	3,320	15,588
Other Assets	10,728	11,192
Total Assets	$435,280	$486,932
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$3,435	$3,566
Accounts Payable	54,394	61,627
Employee Compensation and Benefits	36,541	33,842
Income Taxes Payable	1,175	1,087
Other Current Liabilities	42,670	45,508
Liabilities Held for Sale	1,252	—
Total Current Liabilities	139,467	145,630
Long-Term Liabilities:
Long-Term Debt	21,143	24,571
Employee-Related Benefits	24,017	25,711
Deferred Income Taxes, Long-Term Portion	1,614	5,989
Other Liabilities	3,688	4,380
Total Long-Term Liabilities	50,462	60,651
Total Liabilities	189,929	206,281
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 17,837,463 and 18,415,047 shares issued and outstanding, respectively	6,689	6,906
Additional Paid-In Capital	—	26,247
Retained Earnings	288,420	286,091
Accumulated Other Comprehensive Loss	(49,758)	(38,593)
Total Shareholders’ Equity	245,351	280,651
Total Liabilities and Shareholders’ Equity	$435,280	$486,932
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In thousands)	September 30
	2015	2014
OPERATING ACTIVITIES
Net Earnings	$18,892	$33,110
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	11,964	13,186
Amortization	1,368	1,812
Impairment of Long-Lived Assets	11,199	—
Deferred Income Taxes	(4,161)	3,136
Share-Based Compensation Expense	6,580	5,261
Allowance for Doubtful Accounts and Returns	1,426	1,248
Other, Net	(102)	(45)
Changes in Operating Assets and Liabilities:
Receivables	6,693	(6,077)
Inventories	(14,712)	(21,720)
Accounts Payable	(4,720)	5,879
Employee Compensation and Benefits	2,354	1,755
Other Current Liabilities	(872)	216
Income Taxes	(825)	137
Other Assets and Liabilities	(4,180)	(1,073)
Net Cash Provided by Operating Activities	30,904	36,825
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(14,597)	(13,476)
Proceeds from Disposals of Property, Plant and Equipment	257	235
Proceeds from Sale of Business	1,188	1,418
Increase in Restricted Cash	(319)	(12)
Net Cash Used in Investing Activities	(13,471)	(11,835)
FINANCING ACTIVITIES
Payments of Short-Term Debt	—	(1,500)
Payments of Long-Term Debt	(3,429)	(2,015)
Purchases of Common Stock	(39,123)	(13,609)
Proceeds from Issuance of Common Stock	981	1,650
Excess Tax Benefit on Stock Plans	707	1,620
Dividends Paid	(10,953)	(10,854)
Net Cash Used in Financing Activities	(51,817)	(24,708)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,771)	(1,482)
Net Decrease in Cash and Cash Equivalents	(36,155)	(1,200)
Cash and Cash Equivalents at Beginning of Period	92,962	80,984
Cash and Cash Equivalents at End of Period	$56,807	$79,784

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$18,052	$8,274
Cash Paid for Interest	$886	$1,107
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$721	$1,001

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
During the third quarter of 2015, we implemented a restructuring action to reduce our infrastructure costs that we anticipate will improve Selling and Administrative operating leverage in future quarters. The pre-tax charge of $1,779 recognized in the third quarter of 2015 consisted primarily of severance, the majority of which was in Europe, and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Operations. We believe the anticipated savings will offset the pre-tax charge in approximately one year. The charge impacted our Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC) operating segments. We do not expect additional costs will be incurred related to this restructuring action.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q3 2015 restructuring action	$1,779
Cash payments	(423)
Foreign currency adjustments	(12)
September 30, 2015 balance	$1,344

3.	Divestiture
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH, and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014, in cash, as of the date of sale and financed the remaining €5,351, for a total purchase price of €6,166. A total of €2,126, or $2,826, was received in equal quarterly payments during 2013 and the first anniversary payment of €1,075, or $1,435, was received on July 31, 2013. The second anniversary payment of €1,075, or $1,418, was received on July 31, 2014. The third and final anniversary payment of €1,075, or $1,188, was received on July 31, 2015. As a result of this divestiture, we recorded a pre-tax gain of $784 in our Profit from Operations in the Condensed Consolidated Statements of Earnings for the year ended December 31, 2012.
M&F is now a master distributor of Tennant products in the Central Eastern Europe, Middle East and Africa markets. In addition, as further discussed in Note 18, M&F was a related party to Tennant at the time of the transaction. We have identified M&F as a variable interest entity (“VIE”) and have performed a qualitative assessment that considered M&F's purpose and design, our involvement and the risks and benefits and determined that we are not the primary beneficiary of this VIE. The only financing we have provided to M&F was related to the SPA, as noted above, and there are no arrangements that would require us to provide significant financial support in the future.

4.	Inventories
Inventories are valued at the lower of cost or market. Inventories at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Inventories carried at LIFO:
Finished goods	$45,639	$41,687
Raw materials, production parts and work-in-process	24,019	24,458
LIFO reserve	(28,166)	(28,166)
Total LIFO inventories	41,492	37,979
Inventories carried at FIFO:
Finished goods	32,309	29,851
Raw materials, production parts and work-in-process	13,792	12,681
Inventories held for sale	(4,278)	—
Total FIFO inventories	41,823	42,532
Total inventories	$83,315	$80,511
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.
5. Assets and Liabilities Held for Sale
On August 19, 2015, we adopted a plan to sell assets and liabilities of our Green MachinesTM outdoor city cleaning line as a result of determining that the product line, which constitutes approximately two percent of our total sales, does not sufficiently complement our core business. We are in the process of identifying potential buyers and we anticipate the sale to be completed within the next year. The long-lived assets involved were tested for recoverability as of the balance sheet date; accordingly, a pre-tax impairment loss of $11,199 was recognized, which represents the amount by which the carrying values of the assets exceeded their fair value, less costs to sell. The $11,199 consisted of $10,577 of intangible assets and $622 of fixed assets. The impairment loss is recorded as a separate line item ("Impairment of Long-Lived Assets") in the Condensed Consolidated Statements of Operations. The carrying value of the assets and liabilities that are held for sale are separately presented in the Condensed Consolidated Balance Sheets in the captions "Assets Held for Sale" and "Liabilities Held for Sale", respectively. The long-lived assets classified as Held for Sale are no longer being depreciated.
The assets and liabilities of Green Machines held for sale are comprised of the following at September 30, 2015 (in thousands):

September 30, 2015
Assets:
Accounts Receivable	$3,210
Inventories	4,278
Prepaid Expenses	81
Property, Plant and Equipment, net	178
Total Assets Held for Sale	$7,747

Liabilities:
Accounts Payable	950
Other Current Liabilities	302
Total Liabilities Held for Sale	$1,252

6.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the nine months ended September 30, 2015 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2014	$64,858	$(46,503)	$18,355
Foreign currency fluctuations	(3,244)	1,711	(1,533)
Balance as of September 30, 2015	$61,614	$(44,792)	$16,822
The balances of acquired Intangible Assets, excluding Goodwill, as of September 30, 2015 and December 31, 2014, were as follows:

	Customer Lists	Trade Name	Technology	Total
Balance as of September 30, 2015
Original cost	$20,241	$3,970	$6,676	$30,887
Accumulated amortization	(11,385)	(2,110)	(3,495)	(16,990)
Accumulated impairment losses	(8,245)	(1,860)	(472)	(10,577)
Carrying value	$611	$—	$2,709	$3,320
Weighted-average original life (in years)	15	14	13
Balance as of December 31, 2014
Original cost	$21,946	$4,300	$6,915	$33,161
Accumulated amortization	(12,099)	(2,068)	(3,406)	(17,573)
Carrying value	$9,847	$2,232	$3,509	$15,588
Weighted-average original life (in years)	15	14	13
We recorded an impairment loss on the Green Machines trade name, customer lists and technology intangible assets during the third quarter of 2015, totaling $10,577, due to our strategic decision to hold the assets of the Green Machines product line for sale. The impairment was included within Impairment of Long-Lived Assets in the Condensed Consolidated Statements of Operations.
Amortization expense on Intangible Assets for the three and nine months ended September 30, 2015 was $332 and $1,368, respectively. Amortization expense on Intangible Assets for the three and nine months ended September 30, 2014 was $589 and $1,812, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2015	$179
2016	343
2017	316
2018	311
2019	310
Thereafter	1,861
Total	$3,320

7.	Debt
Debt outstanding is summarized as follows:

	September 30, 2015	December 31, 2014
Long-Term Debt:
Credit facility borrowings	$24,571	$28,000
Collateralized borrowings	7	7
Capital lease obligations	—	130
Total Debt	24,578	28,137
Less: Current Portion	(3,435)	(3,566)
Long-Term Portion	$21,143	$24,571
As of September 30, 2015, we had committed lines of credit totaling $125,000 and uncommitted credit facilities totaling $87,235. There were $10,000 in outstanding borrowings under our JPMorgan facility (described below) and $14,571 in outstanding borrowings under our Prudential facility (described below) as of September 30, 2015. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $3,222. Commitment fees on unused lines of credit for the nine months ended September 30, 2015 were $219.
Our most restrictive covenants are part of our 2015 Amended and Restated Credit Agreement (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2015, our indebtedness to EBITDA ratio was 0.36 to 1 and our EBITDA to interest expense ratio was 61.01 to 1.
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
The Amended Credit Agreement principally provides the following changes to the Credit Agreement:

•	extends the maturity date to June 30, 2020;

•	removes RBS Citizens, N.A. as a co-documentation agent;

•	changes the covenant regarding our indebtedness to EBITDA ratio at the end of each quarter to not greater than 3.25 to 1;

•
changes the covenant restricting us from paying dividends or repurchasing stock to allow no dividends or repurchases, if, after giving effect to such payments, our leverage ratio is greater than 3.25 to 1;

•
changes the covenant restricting us from making acquisitions, if after giving pro-forma effect to such acquisition, our leverage ratio is greater than 3.00 to 1, in such case limiting acquisitions to $25,000;

•	changes the fees for committed funds under the Credit Agreement to an annual rate ranging from 0.175% to 0.300%, depending on our leverage ratio;

•
changes the rate at which Eurocurrency borrowings under the Credit Agreement bear interest to a rate per annum equal to adjusted LIBOR plus an additional spread of 1.075% to 1.700%, depending on our leverage ratio;

•
changes the rate at which ABR borrowings bear interest to a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.00%, plus, in any such case, an additional spread of 0.075% to 0.700%, depending on our leverage ratio; and

•	changes related to new or recently revised financial regulations and other compliance matters.
The full terms and conditions are set forth in the Amended Credit Agreement, a copy of which is filed as Exhibit 10.1 to our Form 8-K dated June 30, 2015.

The original terms regarding our Credit Agreement are described in Note 8 of our annual report on Form 10-K for the year ended December 31, 2014.
As of September 30, 2015, we were in compliance with all covenants under the Amended Credit Agreement. There were $10,000 in outstanding borrowings under this facility at September 30, 2015, with a weighted average interest rate of 1.27%.
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
The full terms and conditions are set forth in the Amendment, a copy of which is filed as Exhibit 10.2 to our Form 8-K dated June 30, 2015.
The original terms regarding the Shelf Agreement are described in Note 8 of our annual report on Form 10-K for the year ended December 31, 2014.
As of September 30, 2015, there were $14,571 in outstanding borrowings under this facility, consisting of $6,000 of Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a seven year term, with remaining serial maturities from 2016 to 2018 and the $8,571 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term, with remaining serial maturities from 2016 to 2021. The second payment of $2,000 on Series A notes was made during the first quarter of 2015. The first payment of $1,429 on Series B notes was made during the second quarter of 2015. We were in compliance with all covenants under the Amendment as of September 30, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2,000, or approximately $2,235. There was no balance outstanding on this facility as of September 30, 2015.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. As of September 30, 2015, there were no outstanding borrowings on this facility.

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
The changes in warranty reserves for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended
	September 30
	2015	2014
Beginning balance	$9,686	$9,663
Additions charged to expense	8,659	7,789
Foreign currency fluctuations	(175)	(123)
Claims paid	(8,055)	(7,799)
Ending balance	$10,115	$9,530

9. Derivatives
Hedge Accounting and Hedging Programs
During the third quarter of 2015, we expanded our foreign currency hedging programs to include foreign exchange purchased options and forward contracts to hedge our foreign currency denominated revenue. We recognize all derivative instruments as either assets or liabilities in our Condensed Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
We evaluate hedge effectiveness on our hedges that are designated and qualify for hedge accounting at the inception of the hedge prospectively as well as retrospectively, and record any ineffective portion of the hedging instruments in Net Foreign Currency Transaction Losses on our Condensed Consolidated Statements of Operations. The time value of purchased contracts is recorded in Net Foreign Currency Transaction Losses in our Condensed Consolidated Statements of Operations.
The bank counterparties to these contracts expose us to credit-related losses in the event of their nonperformance which are largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. In addition, we enter into master netting arrangements which have the ability to further limit credit related losses with the same counterparty by permitting net settlement of transactions. Our hedging policy also establishes maximum limits for each counterparty to mitigate any concentration of risk.
Balance Sheet Hedging – Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Condensed Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction Losses in our Condensed Consolidated Statements of Operations. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At September 30, 2015 and December 31, 2014, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $42,112 and $34,631, respectively.
Cash Flow Hedging – Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. Dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to eighteen months. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business and accordingly, they are not speculative in nature. The notional amount of outstanding foreign currency forward contracts designated as cash flow hedges was $5,156 as of September 30, 2015. The notional amount of outstanding foreign currency option contracts designated as cash flow hedges was $8,276 as of September 30, 2015. There were no outstanding foreign currency forward or option contracts designated as cash flow hedges as of December 31, 2014.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the fair value of these cash flow hedges in Accumulated Other Comprehensive Loss in our Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to Net Sales. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from Accumulated Other Comprehensive Loss to Net Foreign Currency Transaction Losses in our Condensed Consolidated Statements of Operations at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in Net Foreign Currency Transaction Losses in our Condensed Consolidated Statements of Operations.

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)(2)	$230	$—	$—	$—
Foreign currency forward contracts(1)	81	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	$322	$132	$130	$—

(1)
Contracts that mature within the next twelve months are included in Other Current Assets and Other Current Liabilities for asset derivatives and liabilities derivatives, respectively, on our Condensed Consolidated Balance Sheets.

(2)
Contracts with a maturity greater than twelve months are included in Other Assets and Other Liabilities for asset derivatives and liability derivatives, respectively, on our Condensed Consolidated Balance Sheets.

As of September 30, 2015, we anticipate reclassifying approximately $78 of gains from Accumulated Other Comprehensive Loss to net earnings during the next twelve months.
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in Other Comprehensive Loss, net of tax(1)	$(7)	$51	$(7)	$51
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax(2)	—	—	—	—
Net gain recognized in earnings(3)	—	—	—	—
Derivatives not designated as hedging instruments:
Net gain recognized in earnings(4)	$—	$840	$—	$3,334

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain recognized in Other Comprehensive Loss, net of tax(1)	$—	$—	$—	$—
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax(2)	—	—	—	—
Net gain recognized in earnings(3)	—	—	—	—
Derivatives not designated as hedging instruments:
Net gain recognized in earnings(4)	$—	$1,975	$—	$1,073

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive Loss.

(2)	Effective portion classified as Net Sales.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in Net Foreign Currency Transaction Losses.

(4)	Classified in Net Foreign Currency Transaction Losses.

10.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at September 30, 2015 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$403	$—	$403	$—
Foreign currency option contracts	230	—	230	—
Total Assets	$633	$—	$633	$—
Liabilities:
Foreign currency forward exchange contracts	$132	$—	$132	$—
Total Liabilities	$132	$—	$132	$—
Our foreign currency forward and option exchange contracts are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount.
The carrying amounts reported in the Condensed Consolidated Balance Sheets for Cash and Cash Equivalents, Accounts Receivable, Other Current Assets, Assets Held for Sale, Accounts Payable, Other Current Liabilities and Liabilities Held for Sale approximate fair value due to their short-term nature.

The fair value of our Long-Term Debt approximates cost based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.
From time to time, we measure certain assets at fair value on a non-recurring basis, including evaluation of long-lived assets, goodwill and other intangible assets for impairment using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.

11.	Retirement Benefit Plans
Our defined benefit pension plans and postretirement medical plan are described in Note 11 of our annual report on Form 10-K for the year ended December 31, 2014. We have contributed $77 and $236 during the third quarter of 2015 and $279 and $820 during the first nine months of 2015 to our pension plans and to our postretirement medical plan, respectively.
The components of the net periodic cost (benefit) for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$120	$123	$36	$38	$24	$32
Interest cost	428	491	125	133	98	124
Expected return on plan assets	(653)	(670)	(148)	(131)	—	—
Amortization of net actuarial loss (gain)	209	37	—	—	—	(2)
Amortization of prior service cost (benefit)	10	11	67	46	—	—
Foreign currency	—	—	8	98	—	—
Net periodic cost (benefit)	$114	$(8)	$88	$184	$122	$154

	Nine Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$360	$370	$108	$114	$72	$96
Interest cost	1,283	1,473	373	399	294	373
Expected return on plan assets	(1,960)	(2,012)	(438)	(391)	—	—
Amortization of net actuarial loss	627	111	—	—	—	—
Amortization of prior service cost (benefit)	31	32	197	139	—	(5)
Foreign currency	—	—	43	114	—	—
Net periodic cost (benefit)	$341	$(26)	$283	$375	$366	$464

12.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of September 30, 2015, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $11,664, of which we have guaranteed $9,448. As of September 30, 2015, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $227 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the third quarter of 2015, we renewed a lease for our facility in the United Kingdom. This lease has a ten year term with a total commitment of $2,776.

13.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	September 30, 2015	December 31, 2014
Foreign currency translation adjustments	$(43,712)	$(32,090)
Pension and retiree medical benefits	(6,090)	(6,503)
Cash flow hedge	44	—
Total Accumulated Other Comprehensive Loss	$(49,758)	$(38,593)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Cash Flow Hedge	Total
December 31, 2014	$(32,090)	$(6,503)	$—	$(38,593)
Other comprehensive (loss) income before reclassifications	(11,622)	—	44	(11,578)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	413	—	413
Net current period other comprehensive (loss) income	(11,622)	413	44	(11,165)
September 30, 2015	$(43,712)	$(6,090)	$44	$(49,758)

14.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2012 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2007.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $2,128 for unrecognized tax benefits as of September 30, 2015, there was approximately $494 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2015 was $1,802. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
Unrecognized tax benefits were reduced by $733 during the first nine months of 2015 for expiration of the statute of limitations in various jurisdictions and the settlement of a routine tax audit.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2007 to 2014. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

15.	Share-Based Compensation
Our share-based compensation plans are described in Note 15 of our annual report on Form 10-K for the year ended December 31, 2014. During the three months ended September 30, 2015 and 2014, we recognized total Share-Based Compensation Expense of $1,691 and $1,505, respectively. During the nine months ended September 30, 2015 and 2014, we recognized total Share-Based Compensation Expense of $6,580 and $5,261, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the nine months ended September 30, 2015 and 2014 was $707 and $1,620, respectively.
During the first nine months of 2015, we granted 23,048 restricted shares. The weighted average grant date fair value of each share awarded was $66.33. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the nine months ended September 30, 2015 and 2014 was $900 and $827, respectively.

16.	(Loss) Earnings Per Share
The computations of Basic and Diluted (Loss) Earnings per Share were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Numerator:
Net (Loss) Earnings	$(951)	$11,792	$18,892	$33,110
Denominator:
Basic - Weighted Average Shares Outstanding	17,941,171	18,120,729	18,139,314	18,201,291
Effect of dilutive securities:
Share-based compensation plans	—	514,558	478,717	526,527
Diluted - Weighted Average Shares Outstanding	17,941,171	18,635,287	18,618,031	18,727,818
Basic (Loss) Earnings per Share	$(0.05)	$0.65	$1.04	$1.82
Diluted (Loss) Earnings per Share	$(0.05)	$0.63	$1.01	$1.77

Excluded from the dilutive securities shown above were options to purchase 746,206 and 81,874 shares of Common Stock during the three months ended September 30, 2015 and 2014, respectively. Excluded from the dilutive securities shown above were options to purchase 242,874 and 85,765 shares of Common Stock during the nine months ended September 30, 2015 and 2014, respectively. These exclusions were made as the exercise prices of the options are greater than the average market share of our Common Stock for the period, the number of shares we can repurchase under the treasury stock method exceeds the weighted shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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
Net Sales attributed to each geographic area for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Americas	$148,947	$142,149	$444,379	$418,236
Europe, Middle East and Africa	34,525	40,610	102,913	124,946
Asia Pacific	21,330	19,884	58,654	62,524
Total	$204,802	$202,643	$605,946	$605,706

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

18.	Related Party Transactions
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
Net Loss for the third quarter of 2015 was $1.0 million, or $0.05 per diluted share, as compared to Net Earnings of $11.8 million, or $0.63 per diluted share, in the third quarter of 2014. The Net Loss in the third quarter of 2015 was primarily due to the $11.2 million pre-tax, or $0.64 per diluted share after-tax, non-cash Impairment of Long-Lived Assets as a result of the classification of our Green Machines assets as held for sale. There was also a related restructuring charge included in the Selling and Administrative (“S&A”) Expense of $1.8 million pre-tax, or $0.09 per diluted share after-tax, to reduce our infrastructure costs. Operating Profit for the third quarter of 2015 was $4.6 million, or 2.2% of Net Sales, as compared to Operating Profit of $17.1 million, or 8.4% of Net Sales, in the third quarter of 2014. Operating Profit during the third quarter of 2015 was unfavorably impacted by $13.0 million, or 640 basis points as a percentage of Net Sales, for the non-cash Impairment of Long-Lived Assets and the related restructuring charge. Operating Profit was also unfavorably impacted by higher Research and Development (“R&D”) Expense of $1.4 million as compared to the third quarter of 2014. Due to the strength of the U.S. dollar in the 2015 third quarter, foreign currency exchange reduced Operating Profit by approximately $4.2 million.
Net Earnings for the first nine months of 2015 were $18.9 million, or $1.01 per diluted share, as compared to Net Earnings of $33.1 million, or $1.77 per diluted share, in the first nine months of 2014. The lower Net Earnings in the first nine months of 2015 was primarily due to the $11.2 million pre-tax, or $0.62 per diluted share after-tax, non-cash Impairment of Long-Lived Assets as a result of the classification of our Green Machines assets as held for sale in the third quarter of 2015. There was also a related restructuring charge included in the 2015 third quarter S&A Expense of $1.8 million pre-tax, or $0.08 per diluted share after-tax, to reduce our infrastructure costs. Operating Profit for the first nine months of 2015 was $35.4 million, or 5.8% of Net Sales, as compared to Operating Profit of $49.5 million, or 8.2% of Net Sales, in the first nine months of 2014. Operating Profit during the first nine months of 2015 was unfavorably impacted by $13.0 million, or 220 basis points as a percentage of Net Sales, for the non-cash Impairment of Long-Lived Assets and the related restructuring charge. Operating Profit was unfavorably impacted by higher R&D Expense of $2.3 million as compared to the first nine months of 2014. Due to the strength of the U.S. dollar in the first nine months of 2015, foreign currency exchange reduced Operating Profit by approximately $9.5 million.
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

Historical Results
The following table compares the historical results of operations for the three and nine months ended September 30, 2015 and 2014, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2015	%	2014	%	2015	%	2014	%
Net Sales	$204,802	100.0	$202,643	100.0	$605,946	100.0	$605,706	100.0
Cost of Sales	116,145	56.7	115,480	57.0	344,175	56.8	346,363	57.2
Gross Profit	88,657	43.3	87,163	43.0	261,771	43.2	259,343	42.8
Operating Expense:
Research and Development Expense	8,207	4.0	6,844	3.4	24,321	4.0	21,976	3.6
Selling and Administrative Expense	64,681	31.6	63,215	31.2	190,840	31.5	187,885	31.0
Impairment of Long-Lived Assets	11,199	5.5	—	—	11,199	1.8	—	—
Total Operating Expense	84,087	41.1	70,059	34.6	226,360	37.4	209,861	34.6
Profit from Operations	4,570	2.2	17,104	8.4	35,411	5.8	49,482	8.2
Other Income (Expense):
Interest Income	42	—	84	—	145	—	254	—
Interest Expense	(215)	(0.1)	(396)	(0.2)	(1,011)	(0.2)	(1,301)	(0.2)
Net Foreign Currency Transaction Losses	(272)	(0.1)	(276)	(0.1)	(940)	(0.2)	(156)	—
Other Expense, Net	(174)	(0.1)	(162)	(0.1)	(411)	(0.1)	(282)	—
Total Other Expense, Net	(619)	(0.3)	(750)	(0.4)	(2,217)	(0.4)	(1,485)	(0.2)
Profit Before Income Taxes	3,951	1.9	16,354	8.1	33,194	5.5	47,997	7.9
Income Tax Expense	4,902	2.4	4,562	2.3	14,302	2.4	14,887	2.5
Net (Loss) Earnings	$(951)	(0.5)	$11,792	5.8	$18,892	3.1	$33,110	5.5
Net (Loss) Earnings per Diluted Share	$(0.05)		$0.63		$1.01		$1.77
Net Sales
Consolidated Net Sales for the third quarter of 2015 totaled $204.8 million, a 1.1% increase as compared to consolidated Net Sales of $202.6 million in the third quarter of 2014. Consolidated Net Sales for the first nine months of 2015 totaled $605.9 million, essentially flat as compared to consolidated Net Sales of $605.7 million for the first nine months of 2014.
The components of the consolidated Net Sales change for the three and nine months ended September 30, 2015 as compared to the same period in 2014 were as follows:

	2015 v. 2014
	Three Months Ended	Nine Months Ended
	September 30	September 30
Organic Growth:
Volume	6.6%	5.0%
Price	1.0%	1.0%
Organic Growth	7.6%	6.0%
Foreign Currency	(6.5%)	(6.0%)
Total	1.1%	—%

The 1.1% increase in consolidated Net Sales in the third quarter of 2015 as compared to the same period in 2014 was driven by:

•
An organic sales increase of approximately 7.6%, which excludes the effects of foreign currency exchange (and acquisitions when applicable), due to an approximate 6.6% volume increase and a 1.0% price increase. The volume increase was primarily due to robust sales to strategic accounts in North America and global sales of new products, such as the T12 and T17 rider scrubbers and the T300 walk behind scrubber, somewhat offset by sales declines in Russia and lower sales of outdoor equipment. Sales of new products introduced within the past three years totaled 24% of equipment revenue for the third quarter of 2015. This compares to 13% of equipment revenue in the 2014 third quarter from sales of new products introduced since the 2012 fourth quarter. The price increase was the result of selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of February 1, 2015. We expect the increase in selling prices to increase Net Sales by approximately 1 percent for the 2015 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

•	An unfavorable direct foreign currency exchange impact of approximately 6.5%.
Consolidated Net Sales were essentially flat in the first nine months of 2015 as compared to the same period in 2014, resulting from:

•
An organic sales increase of approximately 6.0%, which excludes the effects of foreign currency exchange (and acquisitions when applicable), due to an approximate 5.0% volume increase and a 1.0% price increase. The volume increase was primarily due to robust sales to strategic accounts in the Americas region and continued demand for new products, such as the T12 and T17 rider scrubbers, somewhat offset by lower sales of outdoor equipment. Sales of new products introduced within the past three years totaled 19% of equipment revenue for the first nine months of 2015. This compares to 10% of equipment revenue in the first nine months of 2014 from sales of new products introduced since the 2012 fourth quarter. The price increase was the result of selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of February 1, 2015. We expect the increase in selling prices to increase Net Sales by approximately 1 percent for the 2015 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

•	An unfavorable direct foreign currency exchange impact of approximately 6.0%.
The following table sets forth the Net Sales by geographic area for the three and nine months ended September 30, 2015 and 2014 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2015	2014	%	2015	2014	%
Americas	$148,947	$142,149	4.8	$444,379	$418,236	6.3
Europe, Middle East and Africa	34,525	40,610	(15.0)	102,913	124,946	(17.6)
Asia Pacific	21,330	19,884	7.3	58,654	62,524	(6.2)
Total	$204,802	$202,643	1.1	$605,946	$605,706	—
Americas
Net Sales in the Americas were $148.9 million and $444.4 million for the third quarter and first nine months of 2015, an increase of 4.8% and 6.3%, respectively, from the third quarter and first nine months of 2014. Organic sales in the third quarter and first nine months of 2015 were favorably impacted by robust sales to strategic accounts in North America and sales of newly introduced products, including the T12 and T17 rider scrubbers and the T300 walk behind scrubber. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 3.5% during the third quarter and 2.5% during the first nine months of 2015. As a result, organic sales increased approximately 8.3% in the third quarter and 8.8% in the first nine months of 2015.
Europe, Middle East and Africa
In our markets within Europe, the Middle East and Africa (“EMEA”), Net Sales decreased 15.0% and 17.6% to $34.5 million and $102.9 million, respectively, for the third quarter and first nine months of 2015, compared to the third quarter and first nine months of 2014. Organic sales decreased approximately 2.0% in the third quarter with organic sales growth in Western Europe being more than offset by sales declines to our Master Distributor for Russia and lower sales of outdoor equipment. Organic sales decreased approximately 3.1% in the first nine months of 2015, which reflected a fragile European economy. There was an unfavorable foreign currency exchange impact on Net Sales during the third quarter and first nine months of 2015 of approximately 13.0% and 14.5%, respectively.

Asia Pacific
Net Sales in the Asia Pacific market for the third quarter of 2015 totaled $21.3 million, an increase of 7.3% from the third quarter of 2014. Organic sales increased approximately 21.3% in the third quarter due primarily to organic sales growth in Australia and China. Net Sales in the Asia Pacific market for the first nine months of 2015 totaled $58.7 million, a decrease of 6.2% from the first nine months of 2014. Organic sales increased approximately 3.3% in the first nine months of 2015 due primarily to organic sales growth in China and other Asian countries, more than offsetting the slower economy in Australia. Direct foreign currency translation exchange effects unfavorably impacted Net Sales by approximately 14.0% and 9.5% in the third quarter and first nine months of 2015, respectively.
Gross Profit
Gross Profit in the third quarter of 2015 was $88.7 million, or 43.3% of Net Sales, as compared to $87.2 million, or 43.0% of Net Sales, in the third quarter of 2014. Gross margin was 30 basis points higher versus the prior year period due to improved operating efficiencies in both the direct service organization and manufacturing operations. In addition, foreign currency headwinds unfavorably impacted gross margin by approximately 100 basis points.
Gross Profit in the first nine months of 2015 was $261.8 million, or 43.2% of Net Sales, as compared to $259.3 million, or 42.8% of Net Sales, in the first nine months of 2014. Gross margin was 40 basis points higher versus the prior year primarily due to improved operating efficiencies in both the direct service organization and manufacturing operations. In addition, foreign currency headwinds unfavorably impacted gross margin by approximately 80 basis points.
Operating Expense
Research & Development Expense
R&D Expense in the third quarter of 2015 increased by 19.9% to $8.2 million as compared with $6.8 million in the third quarter of 2014. R&D Expense as a percentage of Net Sales was 4.0% for the third quarter of 2015, an increase of 60 basis points as compared to 3.4% in the third quarter of 2014.
R&D Expense for the first nine months of 2015 was $24.3 million, an increase of 10.7% from $22.0 million in the same period in 2014. R&D Expense as a percentage of Net Sales was 4.0% for the first nine months of 2015, an increase of 40 basis points as compared to 3.6% for the first nine months of 2014.
We continue to invest in developing innovative new products for our traditional core business, as well as in our Orbio Technologies Group, which is focused on advancing a suite of sustainable cleaning technologies. New products are a key driver of sales growth. New products and product variants launched in the first nine months of 2015 totaled 33, including new ergonomic backpack vacuum models, our next generation ec-H2O NanoClean™ technology, and the T300 family of walk-behind commercial floor scrubbers. We plan to introduce an additional three new products in the last quarter of the year.
Selling & Administrative Expense
S&A Expense in the third quarter of 2015 increased 2.3% to $64.7 million, as compared to $63.2 million in the third quarter of 2014. S&A Expense as a percentage of Net Sales was 31.6% for the third quarter of 2015, an increase of 40 basis points from 31.2% in the comparable 2014 quarter. Included in S&A Expense in the third quarter of 2015 was a restructuring charge, described in Note 2, of $1.8 million, or 90 basis points as a percentage of Net Sales.
For the nine months ended September 30, 2015, S&A Expense increased to $190.8 million from $187.9 million in the comparable period last year. S&A Expense as a percentage of Net Sales was 31.5% for the first half of 2015 versus 31.0% in the comparable period last year. Included in S&A Expense in the first nine months of 2015 was the third quarter restructuring charge, described in Note 2, of $1.8 million, or 30 basis points as a percentage of Net Sales.
The increase in S&A Expense in the third quarter as compared to the same period in the prior year was primarily due to the $1.8 million restructuring charge, which was somewhat offset by cost controls and improved operating efficiencies that favorably impacted S&A Expense. The increase in S&A Expense in the first nine months of 2015 as compared to the same period in the prior year was primarily due to investments in direct sales, distribution and marketing to build organic sales and the $1.8 million restructuring charge. This was somewhat offset by cost controls and improved operating efficiencies that favorably impacted S&A Expense.
Other Income (Expense), Net
Interest Income
There was no significant change in Interest Income in the third quarter of 2015 as compared to the same period in 2014. Interest Income in the first nine months of 2015 was $0.1 million as compared to $0.3 million in the same period of 2014. The lower Interest Income in the first nine months of 2015 was due to lower levels of cash deposits.

Interest Expense
Interest Expense in the third quarter of 2015 was $0.2 million as compared to $0.4 million in the third quarter of 2014. Interest Expense in the first nine months of 2015 was $1.0 million as compared to $1.3 million in the first six months of 2014. The lower Interest Expense in the third quarter and first nine months of 2015 was primarily due to a lower level of debt.
Net Foreign Currency Transaction Losses
There was no significant change in Net Foreign Currency Transaction Losses in the third quarter of 2015 as compared to the same period in 2014. Net Foreign Currency Transaction Losses in the first nine months of 2015 were $0.9 million as compared to $0.2 million in the first nine months of 2014. The unfavorable change in the impact from foreign currency transactions in the first nine months of 2015 was due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.
Other Expense, Net
There was no significant change in Other Expense, Net in the third quarter of 2015 as compared to the same period in 2014. Other Expense, Net was $0.4 million for the first nine months of 2015 as compared to Other Expense, Net of $0.3 million in the the first nine months of 2014. The increase in Other Expense, Net in the first nine months of 2015 was due, in part, to higher contributions to the Tennant Foundation.
Income Taxes
The effective tax rate in the third quarter of 2015 was 124.1% compared to the effective rate in the third quarter of the prior year of 27.9%. The tax expense for the third quarter of 2015 included a $0.3 million tax expense associated with an $11.2 million Impairment of Long-Lived Assets and a $0.2 million tax benefit associated with a $1.8 million restructuring charge. We are not able to recognize a tax benefit on the impairment charge until the assets are sold due to a tax valuation allowance. Excluding these items, the third quarter overall effective tax rate would have been 28.3%.
The year-to-date overall effective tax rate was 43.1% for 2015 compared to 31.0% for 2014. Excluding the effects of the impairment and restructuring charge, the 2015 year-to-date overall effective tax rate would have been 30.7%.
The decrease in the overall year-to-date effective tax rate to 30.7% in 2015 compared to 31.0% in 2014, excluding the 2015 special items, was primarily related to the mix in expected full year taxable earnings by country.
The 2015 and 2014 third quarter and first nine months year-to-date tax rates did not include any benefit for Federal R&D tax credits as we are not allowed to consider these credits in our tax rate until they are formally reenacted.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $56.8 million at September 30, 2015, as compared to $93.0 million as of December 31, 2014. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.2 as of September 30, 2015 and 2.4 as of December 31, 2014, and our working capital was $169.9 million and $201.5 million, respectively. Our debt-to-capital ratio was 9.1% at September 30, 2015 and December 31, 2014.

Cash Flow Summary
Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	Nine Months Ended
	September 30
	2015	2014
Operating Activities	$30,904	$36,825
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(14,340)	(13,241)
Proceeds from Sale of Business	1,188	1,418
Increase in Restricted Cash	(319)	(12)
Financing Activities	(51,817)	(24,708)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,771)	(1,482)
Net Decrease in Cash and Cash Equivalents	$(36,155)	$(1,200)
Operating Activities
Operating activities provided $30.9 million of cash for the nine months ended September 30, 2015. Cash provided by operating activities was driven primarily by cash inflows resulting from Net Earnings of $18.9 million, which includes a pre-tax impairment charge of $11.2 million, a decrease in Accounts Receivable of $6.7 million and an increase in Employee Compensation and Benefits liabilities of $2.4 million, partially offset by cash outflows from an increase in Inventories of $14.7 million and a decrease in Accounts Payable of $4.7 million.
Operating activities provided $36.8 million of cash for the nine months ended September 30, 2014. Cash provided by operating activities was driven primarily from Net Earnings of $33.1 million and an increase in Accounts Payable and Employee Compensation and Benefits liabilities of $5.9 million and $1.8 million, respectively, partially offset by an increase in Inventories and Accounts Receivable of $21.7 million and $6.1 million, respectively.
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

	September 30, 2015	December 31, 2014	September 30, 2014
DSO	63	62	65
DIOH	93	84	90
As of September 30, 2015, DSO decreased 2 days as compared to September 30, 2014 and increased 1 day as compared to December 31, 2014. The fluctuations in DSO are primarily due to the variety of terms offered and mix of business.
As of September 30, 2015, DIOH increased 3 days as compared to September 30, 2014 and increased 9 days as compared to December 31, 2014, primarily due to increased levels of inventory in support of higher sales levels and the launches of many new products, somewhat offset by progress from inventory reduction initiatives.
Investing Activities
Investing activities during the nine months ended September 30, 2015 used $13.5 million. Net capital expenditures used $14.3 million. This was partially offset by continued proceeds of $1.2 million from the sale of a business in 2012, as described in Note 3. Capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment.
Investing activities during the nine months ended September 30, 2014 used $11.8 million in cash. Net capital expenditures used $13.2 million. This was partially offset by continued proceeds of $1.4 million from the sale of a business in 2012, as described in Note 3. Capital expenditures included investments in tooling related to new product development, and manufacturing and information technology process improvement projects.

Financing Activities
Net cash used by financing activities was $51.8 million during the first nine months of 2015. The purchases of our Common Stock per our authorized repurchase program used $39.1 million, dividend payments used $11.0 million and the payment of Long-Term Debt used $3.4 million, partially offset by proceeds from the issuance of Common Stock of $1.0 million and the excess tax benefit on stock plans of $0.7 million.
Net cash used by financing activities was $24.7 million during the first nine months of 2014. The purchases of our Common Stock per our authorized repurchase program used $13.6 million, dividend payments used $10.9 million, the payment of Long-Term Debt used $2.0 million and the repayment of Short-Term borrowings used $1.5 million, partially offset by proceeds from the issuance of Common Stock of $1.7 million and the excess tax benefit on stock plans of $1.6 million
Indebtedness
As of September 30, 2015, we had committed lines of credit totaling $125.0 million and uncommitted credit facilities totaling $87.2 million. There were $10.0 million in outstanding borrowings under our JPMorgan facility (described below) and $14.6 million in outstanding borrowings under our Prudential facility (described below) as of September 30, 2015. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $3.2 million. Commitment fees on unused lines of credit for the nine months ended September 30, 2015 were $0.2 million.
Our most restrictive covenants are part of our 2015 Amended and Restated Credit Agreement (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2015, our indebtedness to EBITDA ratio was 0.36 to 1 and our EBITDA to interest expense ratio was 61.01 to 1.
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
The Amended Credit Agreement principally provides the following changes to the Credit Agreement:

•	extends the maturity date to June 30, 2020;

•	removes RBS Citizens, N.A. as a co-documentation agent;

•	changes the covenant regarding our indebtedness to EBITDA ratio at the end of each quarter to not greater than 3.25 to 1;

•
changes the covenant restricting us from paying dividends or repurchasing stock to allow no dividends or repurchases, if, after giving effect to such payments, our leverage ratio is greater than 3.25 to 1;

•
changes the covenant restricting us from making acquisitions, if after giving pro-forma effect to such acquisition, our leverage ratio is greater than 3.00 to 1, in such case limiting acquisitions to $25 million;

•	changes the fees for committed funds under the Credit Agreement to an annual rate ranging from 0.175% to 0.300%, depending on our leverage ratio;

•
changes the rate at which Eurocurrency borrowings under the Credit Agreement bear interest to a rate per annum equal to adjusted LIBOR plus an additional spread of 1.075% to 1.700%, depending on our leverage ratio;

•
changes the rate at which ABR borrowings bear interest to a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.00%, plus, in any such case, an additional spread of 0.075% to 0.700%, depending on our leverage ratio; and

•	changes related to new or recently revised financial regulations and other compliance matters.
The full terms and conditions are set forth in the Amended Credit Agreement, a copy of which is filed as Exhibit 10.1 to our Form 8-K dated June 30, 2015.
The original terms regarding our Credit Agreement are described in Note 8 of our annual report on Form 10-K for the year ended December 31, 2014.

As of September 30, 2015, we were in compliance with all covenants under the Amended Credit Agreement. There were $10.0 million in outstanding borrowings under this facility at September 30, 2015, with a weighted average interest rate of 1.27%.
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
The full terms and conditions are set forth in the Amendment, a copy of which is filed as Exhibit 10.2 to our Form 8-K dated June 30, 2015.
The original terms regarding the Shelf Agreement are described in Note 8 of our annual report on Form 10-K for the year ended December 31, 2014.
As of September 30, 2015, there were $14.6 million in outstanding borrowings under this facility, consisting of $6.0 million of Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a seven year term, with remaining serial maturities from 2016 to 2018 and the $8.6 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a 10 year term, with remaining serial maturities from 2016 to 2021. The second payment of $2.0 million on Series A notes was made during the first quarter of 2015. The first payment of $1.4 million on Series B notes was made during the second quarter of 2015. We were in compliance with all covenants under the Amendment as of September 30, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of 2.0 million Euros, or approximately $2.2 million. There was no balance outstanding on this facility as of September 30, 2015.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. As of September 30, 2015, there were no outstanding borrowings on this facility.
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
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. The guidance permit us to apply the new revenue standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is our fiscal 2018. The provisions of the ASU permit companies to adopt the new revenue standard early, but not before the original public organization effective date, which is for annual periods beginning after December 15, 2016, which is our fiscal 2017. Management is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The provisions of the ASU are effective for our fiscal year beginning January 1, 2016. Early adoption is permitted. We do not anticipate the adoption of this guidance to have a material impact on our financial statements and related disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not anticipate the adoption of this guidance to have a material impact on our financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This amended guidance requires customers to determine whether or not an arrangement includes a software license element. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the customer should account for the arrangement as a service contract. The provisions of the ASU are effective for our fiscal year beginning January 1, 2016. Early adoption is permitted. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date; or retrospectively. We do not anticipate the adoption of this guidance will have a material impact on our financial statements and related disclosures.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amended guidance changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The provisions of the ASU are effective for our fiscal year beginning January 1, 2017. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.
Cautionary Statement Relevant to Forward-Looking Information
This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: the competition in our business; foreign currency exchange rate fluctuations, particularly the relative strength of the U.S. dollar against other major currencies; geopolitical and economic uncertainty throughout the world; our ability to attract and retain key personnel; our ability to successfully upgrade, evolve and protect our information technology systems; fluctuations in the cost, quality, or availability of raw materials and purchased components; our ability to effectively manage organizational changes; our ability to comply with laws and regulations; the occurrence of a significant business interruption; our ability to develop and commercialize new innovative products and services; and unforeseen product liability claims or product quality issues. In addition, there can be no assurance that a transaction will be consummated for our Green Machines city cleaning assets, and the actual amount of any gain or loss or related tax impact will depend on the specific terms of any definitive transaction that may be executed. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of this Form 10-Q.
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
Foreign Currency Exchange Rate Risk – Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposures are with the Euro, Australian and Canadian dollars, British pound, Japanese yen, Chinese yuan and Brazilian real against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between our operations in the United States and our international operations and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volume within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations.
In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments with counterparties that are highly rated financial institutions. In the third quarter of 2015, we expanded our risk management program to include foreign exchange cash flow hedging. We may use foreign exchange purchased options or forward contracts to hedge our foreign currency denominated forecasted revenues or forecasted sales to wholly owned foreign subsidiaries. Additionally, we hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts. We hedge these exposures to reduce the risk that our net earnings and cash flows will be adversely affected by changes in foreign exchange rates. We do not enter into any of these instruments for speculative or trading purposes to generate revenue.
These contracts are carried at fair value and have maturities between one and 15 months. The gains and losses on these contracts generally approximate changes in the value of the related assets, liabilities or forecasted transactions. Some of the derivative instruments we enter into do not meet the criteria for cash flow hedge accounting treatment; therefore, changes in fair value are recorded in Foreign Currency Transaction Losses on our Condensed Consolidated Statements of Operations. For further information regarding our foreign currency derivatives and hedging programs, see Note 9 of the Condensed Consolidated Financial Statements.
The average contracted rate and notional amounts of the foreign currency derivative instruments outstanding at September 30, 2015, presented in U.S. dollar equivalents are as follows (dollars in thousands, except average contracted rate):

		Average	Maximum
	Notional	Contracted	Term
	Amount	Rate	(Months)
Derivatives designated as hedging instruments:
Foreign currency option contracts:
Canadian Dollar	$8,276	1.352	15
Foreign currency forward contracts:
Canadian Dollar	5,156	1.319	6
Derivatives not designated as hedging instruments:
Foreign currency forward contracts:
Australian Dollar	$3,972	1.436	3
Brazilian Real	3,335	4.167	1
Canadian Dollar	6,323	1.306	3
Euro	26,260	0.889	3
Mexican Peso	2,222	17.134	1
Other than the foreign currency exchange rate risk described above, there have been no material changes in our market risk since December 31, 2014. For additional information, refer to Item 7A of our 2014 annual report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended September 30, 2015 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material pending legal proceedings other than ordinary routine litigation incidental to our business.
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

For the Quarter Ended September 30, 2015	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2015	92,329	$61.62	91,875	1,093,574
August 1 - 31, 2015	181,594	58.57	181,516	912,058
September 1 - 30, 2015	155,162	55.51	154,968	757,090
Total	429,085	$58.12	428,359	757,090
(1) Includes 726 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (ii) Condensed Consolidated Statements of Comprehensive (Loss)Income for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to the Condensed Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	October 30, 2015	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	October 30, 2015	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)