Form 10-K
period 2015-12-31
TENNANT CO
filed 2016-02-29
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-16191
TENNANT COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0572550
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, was $1,170,672,343.
As of January 29, 2016, there were 17,649,840 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2016 annual meeting of shareholders (the “2016 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2015
ANNUAL REPORT
Form 10–K
(Pursuant to Securities Exchange Act of 1934)
PART I
ITEM 1 – Business
General Development of Business
Tennant Company, a Minnesota corporation founded in 1870 and incorporated in 1909, is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, significantly reduce environmental impact and help create a cleaner, safer, healthier world. Tennant is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products, including: floor maintenance and outdoor cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, specialty surface coatings and asset management solutions. Tennant products are used in many types of environments including: Retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. Customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
Segment and Geographic Area Financial Information
The Company has one reportable business segment. Sales to customers geographically located in the United States were $517.9 million, $479.5 million and $422.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Long-lived assets located in the United States were $92.2 million and $82.2 million as of the years ended December 31, 2015 and 2014, respectively. Additional financial information on the Company’s segment and geographic areas is provided throughout Item 8 and Note 19 to the Consolidated Financial Statements.
Principal Products, Markets and Distribution
The Company offers products and solutions consisting of mechanized cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, specialty surface coatings, and business solutions such as financing, rental and leasing programs, and machine-to-machine asset management solutions. The Company markets and sells the following brands: Tennant®, Nobles®, Green Machines™, Alfa Uma Empresa Tennant™, IRIS® and Orbio®. Orbio Technologies, which markets and sells Orbio-branded products and solutions, is a group created by the Company to focus on expanding the opportunities for the emerging category of On-Site Generation (OSG). OSG technologies create and dispense effective cleaning and antimicrobial solutions on site within a facility.
As of January 31, 2016, we closed on the sale of our Green Machines outdoor city cleaning line to Green Machines International GmbH and affiliates, subsidiaries of M&F Management and Financing GmbH, which is also parent company of the master distributor of our products in Central Eastern Europe, Middle East and Africa, TCS EMEA GmbH. Therefore, as of February 2016, Green Machines is no longer a Company-owned brand. Further details regarding the sale of our Green Machines outdoor city cleaning line are discussed in Note 6 to the Consolidated Financial Statements.

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
Backlog
The Company processes orders within two weeks, on average. Therefore, no significant backlogs existed at December 31, 2015 and 2014.

Competition
While there is no publicly available industry data concerning market share, the Company believes, through its own market research, that it is a world-leading manufacturer of floor maintenance and cleaning equipment. Several global competitors compete with Tennant in virtually every geography in the world. However, small regional competitors also exist who vary by country, vertical market, product category or channel. The Company competes primarily on the basis of offering a broad line of high-quality, innovative products supported by an extensive sales and service network in major markets.
Research and Development
The Company strives to be an industry leader in innovation and is committed to investing in research and development. The Company’s Global Innovation Center in Minnesota and engineers throughout its global locations are dedicated to various activities, including researching new technologies to create meaningful product differentiation, development of new products and technologies, improvements of existing product design or manufacturing processes and exploring new product applications with customers. In 2015, 2014 and 2013, the Company spent $32.4 million, $29.4 million and $30.5 million on research and development, respectively.
Environmental Compliance
Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.
Employees
The Company employed 3,164 people in worldwide operations as of December 31, 2015.
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
Our products are sold in competitive markets throughout the world. Competition is based on product features and design, brand recognition, reliability, durability, technology, breadth of product offerings, price, customer relationships and after-sale service. Although we believe that the performance and price characteristics of our products will produce competitive solutions for our customers’ needs, our products are generally priced higher than our competitors’ products. This is due to our dedication to innovation and continued investments in research and development. We believe that customers will pay for the innovations and quality in our products. However, in the current economic environment, it may be difficult for us to compete with lower priced products offered by our competitors and there can be no assurance that our customers will continue to choose our products over products offered by our competitors. If our products, markets and services are not competitive, we may experience a decline in sales volume, an increase in price discounting and a loss of market share, which adversely impacts revenues, margin and the success of our operations.
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
We earn revenues, pay expenses, own assets and incur liabilities in countries using functional currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, net earnings, earnings per share and the value of balance sheet items denominated in foreign currencies as we translate them into the U.S. dollar reporting currency. We use derivative financial instruments to hedge our estimated transactional or translational exposure to certain foreign currency-denominated assets and liabilities as well as our foreign currency denominated revenue. While we actively manage the exposure of our foreign currency market risk in the normal course of business by utilizing various foreign exchange financial instruments, these instruments involve risk and may not effectively limit our underlying exposure from foreign currency exchange rate fluctuations or minimize the effects on our net earnings and the cash volatility associated with foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, could materially affect our financial results, such as it did in 2015.

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
We have many information technology systems that are important to the operation of our business and are in need of upgrading in order to effectively implement our growth strategy. Given our greater emphasis on customer-facing technologies, we may not have adequate resources to upgrade our systems at the pace which the current business environment demands. This could increase the risk that the Information Technology infrastructure, such as access and cybersecurity, is not adequately designed to protect critical data and systems from theft, corruption, unauthorized usage, viruses, sabotage or unintentional misuse. Additionally, significantly upgrading and evolving the capabilities of our existing systems could lead to inefficient or ineffective use of our technology due to lack of training or expertise in these evolving technology systems. These factors could lead to significant expenses, adversely impacting our results of operations and hinder our ability to offer better technology solutions to our customers.
Increases in the cost of, quality, or disruption in the availability of, raw materials and components that we purchase to manufacture our products could negatively impact our operating results or financial condition.
Our sales growth, expanding geographical footprint and continued use of sole source vendors (concentration risk), coupled with suppliers’ potential credit issues, could lead to an increased risk of a breakdown in our supply chain. There is an increased risk of defects due to the highly configured nature of our purchased component parts that could result in quality issues, returns or production slow-downs. In addition, modularization may lead to more sole sourced products and as we seek to outsource the design of certain key components, we risk loss of proprietary control and becoming more reliant on a sole source. There is also a risk that the vendors we choose to supply our parts and equipment fail to comply with our quality expectations, thus damaging our reputation for quality and negatively impacting sales.

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

We may experience a disruption to the value chain process, such as sourcing, distribution, logistics or customer support, and related systems causing delays in delivery, customer dissatisfaction and potentially high costs and litigation.
We rely on our sourcing, distribution, logistics and customer support functions in order to effectively deliver raw materials to our manufacturing facilities, fulfill customer orders and deliver our products and services to our customers. Should we experience disruptions in any of these areas for any reason such as natural disasters or severe weather events, information technology failures, port labor disputes, employee turnover or civil disturbances, our costs could increase and there could be an adverse impact on our customers.
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
ITEM 1B – Unresolved Staff Comments
None.

ITEM 2 – Properties
The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities located in Minneapolis, Minnesota; Holland, Michigan; and Uden, the Netherlands are owned by the Company. Manufacturing facilities located in Louisville, Kentucky; Falkirk, United Kingdom; São Paulo, Brazil; and Shanghai, China are leased to the Company. Sales offices, warehouse and storage facilities are leased in various locations in North America, Europe, Japan, China, Australia, New Zealand and Latin America. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs. Further information regarding the Company’s property and lease commitments is included in the Contractual Obligations section of Item 7 and in Note 15 to the Consolidated Financial Statements.
Effective with the sale of our Green Machines outdoor city cleaning line in January 2016, we sub-leased the manufacturing facility in Falkirk, United Kingdom to the buyer of the Green Machines business. Further details regarding the sale of our Green Machines outdoor city cleaning line are discussed in Note 6 to the Consolidated Financial Statements.
ITEM 3 – Legal Proceedings
There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.
ITEM 4 – Mine Safety Disclosures
Not applicable.

PART II
ITEM 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION – Tennant's common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of January 29, 2016, there were 380 shareholders of record. The common stock price was $54.11 per share on January 29, 2016.The accompanying chart shows the high and low sales prices for the Company’s shares for each full quarterly period over the past two years as reported by the New York Stock Exchange:

	2015		2014
	High	Low	High	Low
First Quarter	$72.52	$63.14	$67.81	$57.15
Second Quarter	70.12	62.59	77.35	61.17
Third Quarter	66.38	54.00	77.78	66.77
Fourth Quarter	62.92	54.39	75.01	63.91
DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 71 consecutive years. Tennant’s annual cash dividend payout increased for the 44th consecutive year to $0.80 per share in 2015, an increase of $0.02 per share over 2014. Dividends are generally declared each quarter. On February 17, 2016, the Company announced a quarterly cash dividend of $0.20 per share payable March 15, 2016, to shareholders of record on February 29, 2016.
DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.
TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:
Wells Fargo Bank, N.A.
Shareowner Services
P.O. Box 64874
St. Paul, MN 55164-0854
(800) 468-9716
EQUITY COMPENSATION PLAN INFORMATION – Information regarding equity compensation plans required by Regulation S-K Item 201(d) is incorporated by reference in Item 12 of this annual report on Form 10-K from the 2016 Proxy Statement.
SHARE REPURCHASES – On June 22, 2015, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. Our Amended and Restated Credit Agreement and Shelf Agreement restrict the payment of dividends or repurchasing of stock if, after giving effect to such payments, our leverage ratio is greater than 2.00 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year. If our leverage ratio is greater than 3.25 to 1, our Amended and Restated Credit Agreement and Shelf Agreement restrict us from paying any dividends or repurchasing stock, after giving effect to such payments.

For the Quarter Ended December 31, 2015	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2015	6,448	$57.84	6,069	751,021
November 1–30, 2015	110,211	59.58	109,498	641,523
December 1–31, 2015	66	62.19	—	641,523
Total	116,725	$59.48	115,567	641,523

(1)
Includes 1,158 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock to two indices: S&P SmallCap 600 and Morningstar Industrials Sector. The graph below compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2010, including the reinvestment of all dividends.

5-YEAR CUMULATIVE TOTAL RETURN COMPARISON

	2010	2011	2012	2013	2014	2015
Tennant Company	$100	$103	$118	$185	$199	$157
S&P SmallCap 600	$100	$101	$118	$166	$176	$172
Morningstar Industrials Sector	$100	$99	$114	$163	$178	$173

ITEM 6 – Selected Financial Data
(In thousands, except shares and per share data)

Years Ended December 31	2015		2014	2013		2012		2011
Financial Results:
Net Sales	$811,799		$821,983	$752,011		$738,980		$753,998
Cost of Sales	462,739		469,556	426,103		413,684	(3)	434,817	(4)
Gross Margin - %	43.0		42.9	43.3		44.0		42.3
Research and Development Expense	32,415		29,432	30,529		29,263		27,911
% of Net Sales	4.0		3.6	4.1		4.0		3.7
Selling and Administrative Expense	252,270	(1)	250,898	232,976	(2)	234,114	(3)	241,625	(4)
% of Net Sales	31.1		30.5	31.0		31.7		32.0
Gain on Sale of Business	—		—	—		(784)	(3)	—
% of Net Sales	—		—	—		(0.1)		—
Impairment of Long-Lived Assets	11,199		—	—		—		—
% of Net Sales	1.4		—	—		—		—
Profit from Operations	53,176	(1)	72,097	62,403	(2)	62,703	(3)	49,645	(4)
% of Net Sales	6.6		8.8	8.3		8.5		6.6
Total Other Expense, Net	(2,752)		(2,559)	(2,525)		(2,813)		(915)
Profit Before Income Taxes	50,424	(1)	69,538	59,878	(2)	59,890	(3)	48,730	(4)
% of Net Sales	6.2		8.5	8.0		8.1		6.5
Income Tax Expense	18,336	(1)	18,887	19,647	(2)	18,306	(3)	16,017	(4)
Effective Tax Rate - %	36.4		27.2	32.8		30.6		32.9
Net Earnings	32,088	(1)	50,651	40,231	(2)	41,584	(3)	32,713	(4)
% of Net Sales	4.0		6.2	5.3		5.6		4.3
Per Share Data:
Basic Net Earnings	$1.78	(1)	$2.78	$2.20	(2)	$2.24	(3)	$1.74	(4)
Diluted Net Earnings	$1.74	(1)	$2.70	$2.14	(2)	$2.18	(3)	$1.69	(4)
Diluted Weighted Average Shares	18,493,447		18,740,858	18,833,453		19,102,016		19,360,428
Cash Dividends	$0.80		$0.78	$0.72		$0.69		$0.68
Financial Position:
Total Assets	$432,295		$486,932	$456,306		$420,760		$424,262
Total Debt	24,653		28,137	31,803		32,323		36,455
Total Shareholders’ Equity	252,207		280,651	263,846		235,054		220,852
Current Ratio	2.2		2.4	2.4		2.2		2.2
Debt-to-Capital Ratio	8.9%		9.1%	10.8%		12.1%		14.2%
Cash Flows:
Net Cash Provided by Operations	$45,232		$59,362	$59,814		$47,566		$56,909
Capital Expenditures, Net of Disposals	(24,444)		(19,292)	(14,655)		(14,595)		(13,301)
Free Cash Flow	20,788		40,070	45,159		32,971		43,608
Other Data:
Depreciation and Amortization	$18,031		$20,063	$20,246		$20,872		$21,418
Number of employees at year-end	3,164		3,087	2,931		2,816		2,865
The results of operations from our 2011 acquisition has been included in the Selected Financial Data presented above since its acquisition date.

(1)
2015 includes restructuring charges of $3,744 pre-tax ($3,095 after-tax or $0.17 per diluted share) and a non-cash Impairment of Long-Lived Assets of $11,199 pre-tax ($10,822 after-tax or $0.58 per diluted share).

(2)
2013 includes restructuring charges of $3,017 pre-tax ($2,938 after-tax or $0.15 per diluted share) and a tax benefit of $582 (or $0.03 per diluted share) related to the retroactive reinstatement of the 2012 U.S. Federal Research and Development ("R&D") Tax Credit.

(3)
2012 includes a gain on sale of business of $784 pre-tax ($508 after-tax or $0.03 per diluted share), a restructuring charge of $760 pre-tax ($670 after-tax or $0.04 per diluted share) and tax benefits from an international entity restructuring of $2,043 (or $0.11 per diluted share).

(4)	2011 includes a Product Line Obsolescence charge of $4,300 pre-tax ($3,811 after-tax or $0.20 per diluted share) and an international executive severance charge of $1,217 (or $0.06 per diluted share).
ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Tennant Company is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, significantly reduce environmental impact and help create a cleaner, safer, healthier world. Tennant is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products, including: floor maintenance and outdoor cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, specialty surface coatings and asset management solutions. Tennant products are used in many types of environments including: Retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. Customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
Net Sales in 2015 totaled $811.8 million, down from $822.0 million in the prior year primarily due to an unfavorable impact from foreign currency exchange of approximately 5.5%, lower sales of outdoor equipment and sales declines to our Master Distributor for Russia. These impacts were partially offset by robust sales to strategic accounts in North America and global sales of new products and also selling list price increases. 2015 organic sales growth, which excludes the impact of foreign currency exchange (and acquisitions and divestitures when applicable), was up approximately 4.3% from 2014 with growth in the Americas and APAC geographical regions. 2015 Gross Profit margin increased 10 basis points to 43.0% from 42.9% in 2014 primarily due to improved operating efficiencies in both the direct service organization and manufacturing operations. This was somewhat offset by foreign currency headwinds that unfavorably impacted gross margin by approximately 80 basis points. Selling and Administrative Expense (“S&A Expense”) increased 0.5% from $250.9 million in 2014 to $252.3 million in 2015 primarily due to our 2015 third and fourth quarter restructuring charges, described in Note 3 to the Consolidated Financial Statements, of $3.7 million, or 50 basis points as a percentage of Net Sales. This was somewhat offset by continued cost controls and improved operating efficiencies that favorably impacted S&A Expense in 2015. Operating Profit of $53.2 million in 2015 was down from $72.1 million in the prior year and Operating Profit margin decreased 220 basis points to 6.6% in 2015 from 8.8% in 2014. Operating Profit during 2015 was unfavorably impacted by $14.9 million, or 180 basis points as a percentage of Net Sales, for the non-cash Impairment of Long-Lived Assets and the third and fourth quarter restructuring charges. Operating Profit was also unfavorably impacted by higher R&D Expense of $3.0 million as compared to 2014. Due to the strength of the U.S. dollar in 2015, foreign currency exchange reduced Operating Profit by approximately $13.0 million. Net Earnings for 2015 were unfavorably impacted by the $11.2 million pre-tax, or $0.58 per diluted share after-tax, non-cash Impairment of Long-Lived Assets as a result of the classification of our Green Machines assets as held for sale in the third quarter of 2015. There were also two restructuring charges included in the 2015 S&A Expense of $3.7 million pre-tax, or $0.17 per diluted share after-tax, to reduce our infrastructure costs.

Net Earnings for 2014 were $10.4 million greater than 2013. The increase in net earnings resulted primarily from robust organic sales growth and a lower tax rate in 2014 compared to 2013 due to the mix in taxable earnings by country and favorable settlements on tax positions from prior years. 2014 Gross Profit margin decreased 40 basis points to 42.9% from 43.3% in 2013 primarily due to strong sales to strategic accounts and through distribution that tend to have lower gross margins and also costs related to hiring and training additional manufacturing employees to support higher levels of production. Net Sales in 2014 totaled $822.0 million, up from $752.0 million in the prior year primarily due to strong sales to strategic accounts and through distribution, continued demand for new products such as the T17 rider scrubber, gains in commercial, industrial and outdoor equipment and selling price increases. 2014 organic sales growth, excluding the unfavorable impact of foreign currency exchange of approximately 1.0%, was up approximately 10.3% with growth in all major geographical regions. S&A Expense increased 7.7%, but decreased 50 basis points as a percentage of Net Sales, from $233.0 million in 2013 to $250.9 million in 2014 primarily due to investments in direct sales, distribution and marketing to build organic sales. Operating Profit increased 15.5% and Operating Profit margin increased 50 basis points to 8.8% in 2014 from 8.3% in 2013 due to higher Net Sales and lower R&D Expense and S&A Expense, somewhat offset by lower Gross Margin, as a percentage of Net Sales.
Tennant continues to invest in innovative product development with 4.0% of 2015 Net Sales spent on R&D. During 2015, we continued to invest in developing innovative new products for our traditional core business, as well as in our Orbio Technologies Group, which is focused on advancing a suite of sustainable cleaning technologies. New products and technologies are a key driver of sales growth. 36 new products and product variants were launched in 2015, including new ergonomic backpack vacuum models, our next generation ec-H2O NanoClean™ technology, the T300 family of walk-behind commercial floor scrubbers and our IRIS® Asset Manager onboard technologies to remotely track machine productivity and maintenance needs.
We ended 2015 with a Debt-to-Capital ratio of 8.9%, $51.3 million in Cash and Cash Equivalents compared to $93.0 million at the end of 2014, and Shareholders’ Equity of $252.2 million. During 2015, we generated operating cash flows of $45.2 million, paid a total of $14.5 million in cash dividends and repurchased $46.0 million of common stock. Total debt was $24.7 million as of December 31, 2015, compared to $28.1 million at the end of 2014.

Historical Results
The following table compares the historical results of operations for the years ended December 31, 2015, 2014 and 2013 in dollars and as a percentage of Net Sales (in thousands, except per share amounts and percentages):

	2015	%	2014	%	2013	%
Net Sales	$811,799	100.0	$821,983	100.0	$752,011	100.0
Cost of Sales	462,739	57.0	469,556	57.1	426,103	56.7
Gross Profit	349,060	43.0	352,427	42.9	325,908	43.3
Operating Expense:
Research and Development Expense	32,415	4.0	29,432	3.6	30,529	4.1
Selling and Administrative Expense	252,270	31.1	250,898	30.5	232,976	31.0
Impairment of Long-Lived Assets	11,199	1.4	—	—	—	—
Total Operating Expenses	295,884	36.4	280,330	34.1	263,505	35.0
Profit from Operations	53,176	6.6	72,097	8.8	62,403	8.3
Other Income (Expense):
Interest Income	172	—	302	—	390	0.1
Interest Expense	(1,313)	(0.2)	(1,722)	(0.2)	(1,761)	(0.2)
Net Foreign Currency Transaction Losses	(954)	(0.1)	(690)	(0.1)	(671)	(0.1)
Other Expense, Net	(657)	(0.1)	(449)	(0.1)	(483)	(0.1)
Total Other Expense, Net	(2,752)	(0.3)	(2,559)	(0.3)	(2,525)	(0.3)
Profit Before Income Taxes	50,424	6.2	69,538	8.5	59,878	8.0
Income Tax Expense	18,336	2.3	18,887	2.3	19,647	2.6
Net Earnings	$32,088	4.0	$50,651	6.2	$40,231	5.3
Net Earnings per Diluted Share	$1.74		$2.70		$2.14
Consolidated Financial Results
Net Earnings for 2015 were $32.1 million, or $1.74 per diluted share, compared to $50.7 million, or $2.70 per diluted share for 2014. Net Earnings were impacted by:

•
A decrease in Net Sales of 1.2% primarily due to an unfavorable impact from foreign currency exchange of approximately 5.5%, lower sales of outdoor equipment and sales declines to our Master Distributor for Russia. These impacts were partially offset by robust sales to strategic accounts in North America and global sales of new products, such as the T12 and T17 rider scrubbers and the T300 walk behind scrubber, and also selling list price increases.

•
A 10 basis point increase in Gross Profit margin due to improved operating efficiencies in both the direct service organization and manufacturing operations, somewhat offset by foreign currency headwinds that unfavorably impacted gross margin by approximately 80 basis points.

•
An increase in S&A Expense as a percentage of Net Sales of 60 basis points primarily due to our 2015 third and fourth quarter restructuring charges, described in Note 3 to the Consolidated Financial Statements. This was somewhat offset by continued cost controls and improved operating efficiencies that favorably impacted S&A Expense.

•	An unfavorable impact of 130 basis points, as a percentage of Net Sales, net of tax, for the non-cash Impairment of Long-Lived Assets.

•	An unfavorable direct foreign currency exchange impact to Net Earnings of 110 basis points, as a percentage of Net Sales.
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

Profit Before Income Taxes for 2015 was $50.4 million compared to $69.5 million for 2014 and $59.9 million in 2013.
The breakdown of Profit Before Income Taxes between U.S. and foreign operations for each year ended December 31 were as follows:

	2015	%	2014	%	2013	%
U.S. operations	$51,189	101.5	$52,315	75.2	$54,702	91.4
Foreign operations	(765)	(1.5)	17,223	24.8	5,176	8.6
Total	$50,424	100.0	$69,538	100.0	$59,878	100.0
Profit Before Income Taxes from foreign operations decreased by $18.0 million in 2015 compared to 2014. The decrease was partially due to the $11.2 million non-cash Impairment of Long-Lived Assets recorded in 2015 as a result of our decision to hold the assets and liabilities of our Green Machines outdoor city cleaning line for sale. We further describe this decision in Note 6 to the Consolidated Financial Statements. This impairment affects the results of operations in our EMEA region. In addition, Profit Before Income Taxes in our EMEA subsidiaries decreased by an additional $1.9 million as a result of two worldwide restructuring actions, which are more fully described in Note 3 to the Consolidated Financial Statements. These restructuring actions also unfavorably impacted Profit Before Income Taxes in our APAC subsidiaries by an additional $0.7 million. Furthermore, Profit Before Income Taxes in our EMEA subsidiaries decreased by an additional $2.9 million in 2015 compared to 2014 primarily due to a 15.6% decrease in Net Sales as a result of foreign exchange devaluations and the difficult economic conditions in the European region. Profit Before Income Taxes in our Latin America subsidiaries decreased by approximately $2.8 million in 2015 primarily due to a 26% decrease in net sales due to the devaluation of the Brazilian real and difficult economic conditions in the Latin American countries. Profit Before Income Taxes in our APAC subsidiaries increased by $1.3 million primarily due to lower intercompany interest expense as a result of new intercompany financing agreements and lower intercompany allocations as a result of a legal entity reorganization in 2014.

Profit Before Income Taxes from foreign operations increased by $12.0 million in 2014 compared to 2013. The increase was partially due to a $3.0 million restructuring charge recorded in 2013 as a result of two restructuring actions in our EMEA region, which were not present in 2014. Additionally, Profit Before Income Taxes in our EMEA subsidiaries increased by an additional $5.6 million in 2014 compared to 2013, primarily due to a 5.4% increase in net sales, strong cost controls over S&A Expense and improved manufacturing efficiencies. Profit Before Income Taxes in our APAC region increased by approximately $3.1 million in 2014, primarily due to an 8.8% increase in Net Sales, strong cost controls over S&A Expense and lower foreign exchange losses.
Other Comprehensive (Loss) Income Changes
Foreign Currency Translation Adjustments – For the years ended December 31, 2015, 2014 and 2013, we recorded pre-tax foreign currency translation losses of $12.5 million, $10.1 million and $2.2 million, respectively, in Other Comprehensive (Loss) Income. These adjustments resulted from translating the financial statements of our non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar, as well as other adjustments permitted by ASC 830 – Foreign Currency Matters.
During 2015, we recorded translation losses of $6.5 million relating to the Brazilian real, $5.3 million for the Euro, $0.6 million for the Chinese renminbi and $0.1 million for various other currencies. These adjustments were caused by the appreciation of the U.S. dollar against these currencies of between 5% and 32% in 2015.
During 2014, we recorded translation losses of $7.0 million relating to the Euro, $1.7 million for the Brazilian real, $1.1 million for the British pound and $0.3 million for various other currencies. These adjustments were caused by the appreciation of the U.S. dollar against these currencies of between 5% and 15% in 2014.
During 2013, we recorded translation losses of $3.5 million relating to the Brazilian real, offset partially by translation gains of $0.7 million for the British pound, and translation gains for various other currencies of $0.6 million. The Brazilian real weakened by approximately 13% at the end of 2013, while the British pound strengthened slightly.
Pension and Retiree Medical Benefits – For the years ended December 31, 2015 and 2014, we recorded pre-tax pension and postretirement liability adjustments consisting of gains of $4.1 million and losses of $5.4 million, respectively, in Other Comprehensive (Loss) Income as further disclosed in Note 13 to the Company's Consolidated Financial Statements. For the year ended December 31, 2013, we recorded a gain of $12.3 million in Other Comprehensive (Loss) Income for these items.
The summarized changes in Accumulated Other Comprehensive Loss for the three years ended December 31 were as follows:

	Pension and Postretirement Medical Benefits
	2015	2014	2013
Net actuarial (gain) loss	$(2,940)	$5,931	$(10,351)
Amortization of prior service (cost) credit	(67)	(37)	30
Amortization of net actuarial loss	(1,114)	(512)	(1,961)
Total recognized in other comprehensive (income) loss	$(4,121)	$5,382	$(12,282)

The $4.1 million gain in 2015 was primarily due to a $2.9 million net actuarial gain relating to a decrease of $2.4 million in the projected benefit obligation resulting from a 32 basis point increase in the U.S. Pension discount rate, a 21 basis point increase in the non-U.S. discount rate and a 31 basis point increase in the postretirement discount rate. There was an approximate $3.3 million decrease in the pension benefit obligation in 2015 relating to demographic experience and other changes, as well as a $3.0 million increase due to a lower than expected actual return of assets. The net actuarial gain was supplemented by a $1.2 million credit relating to amortization of accumulated losses and prior service costs.
The $5.4 million loss in 2014 was primarily due to a $5.9 million net actuarial loss relating to an increase of $2.1 million in the projected benefit obligation from adopting a new mortality table in 2014, as well as an increase of $6.6 million in the projected benefit obligation resulting from an 87 basis point decease in the U.S. pension discount rate, a 95 basis point decrease in the non-U.S. discount rate and a 71 basis point decrease in the postretirement discount rate. There was an approximate $0.8 million decrease in the pension benefit obligation in 2014 relating to demographic experience and other changes, as well as a $2.0 million decrease due to higher than expected actual return on assets. The net actuarial loss was partially offset by a $0.5 million credit relating to amortization of accumulated actuarial losses and prior service costs.
The $12.3 million gain in 2013 was primarily due to a $10.4 million net actuarial gain relating to a $5.6 million decrease in the projected benefit obligation resulting from an 84 basis point increase in the U.S. pension discount rate, and an 83 basis point increase in the postretirement discount rate. There was an approximate $0.3 million increase in the pension benefit obligation in 2013 relating to demographic experience and other changes, as well as a $5.1 million decrease due to a higher than expected actual return on assets. The net actuarial gain was supplemented by a $1.9 million credit relating to amortization of accumulated actuarial losses and prior service costs.
Net Sales
In 2015, consolidated Net Sales were $811.8 million, a decrease of 1.2% as compared to 2014. Consolidated Net Sales were $822.0 million in 2014, an increase of 9.3% as compared to 2013.
The components of the consolidated Net Sales change for 2015 as compared to 2014, and 2014 as compared to 2013, were as follows:

Growth Elements	2015 v. 2014	2014 v. 2013
Organic Growth:
Volume	3.3%	9.3%
Price	1.0%	1.0%
Organic Growth	4.3%	10.3%
Foreign Currency	(5.5%)	(1.0%)
Total	(1.2%)	9.3%
The 1.2% decrease in consolidated Net Sales for 2015 as compared to 2014 was primarily due to an unfavorable impact from foreign currency exchange of approximately 5.5%, lower sales of outdoor equipment and sales declines to our Master Distributor in Russia. These impacts were partially offset by robust sales to strategic accounts in North America and global sales of new products, such as the T12 and T17 rider scrubbers and the T300 walk behind scrubber. Sales of new products introduced within the past three years totaled 26% of equipment revenue in 2015. The 1 percent price increase was the result of selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of February 1, 2015.

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
The following table sets forth annual Net Sales by operating segment and the related percentage change from the prior year (in thousands, except percentages):

	2015	%	2014	%	2013
Americas	$591,405	3.9	$569,004	10.6	$514,544
Europe, Middle East and Africa	139,834	(15.6)	165,686	5.4	157,208
Asia Pacific	80,560	(7.7)	87,293	8.8	80,259
Total	$811,799	(1.2)	$821,983	9.3	$752,011
Americas – In 2015, Americas Net Sales increased 3.9% to $591.4 million as compared with $569.0 million in 2014. The primary driver of the increase in Net Sales was attributable to robust sales to strategic accounts in North America and sales of newly introduced products, including the T12 and T17 rider scrubbers and the T300 walk behind scrubber. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 2.5%. As a result, organic sales increased approximately 6.4% in 2015.
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
Europe, Middle East and Africa – Europe, Middle East and Africa (“EMEA”) Net Sales in 2015 decreased 15.6% to $139.8 million as compared to 2014 Net Sales of $165.7 million. Organic sales decreased approximately 2.1% in 2015, which reflected a fragile European economy resulting in lower sales of outdoor equipment and sales declines to our Master Distributor for Russia, somewhat offset by higher sales to strategic accounts and through distribution in Western Europe. Unfavorable direct foreign currency exchange effects decreased EMEA Net Sales by approximately 13.5% in 2015.
EMEA Net Sales in 2014 increased 5.4% to $165.7 million as compared to 2013 Net Sales of $157.2 million. An organic sales increase of approximately 4.4% was primarily due to higher sales of outdoor equipment, including strong sales of 500ze lithium-ion battery-powered sweepers. Favorable direct foreign currency exchange effects increased EMEA Net Sales by approximately 1.0% in 2014.
Asia Pacific – Asia Pacific Net Sales in 2015 decreased 7.7% to $80.6 million as compared to 2014 Net Sales of $87.3 million. Organic sales increased approximately 1.3% in 2015 due primarily to organic sales growth in China and Australia, more than offsetting the slower economy in other Asian countries. Unfavorable direct foreign currency exchange effects decreased Net Sales by approximately 9.0% in 2015.
Asia Pacific Net Sales in 2014 increased 8.8% to $87.3 million as compared to 2013 Net Sales of $80.3 million. An organic sales increase of approximately 12.8% was primarily due to strong sales performance in China, Japan, Southeast Asia and Korea. Unfavorable direct foreign currency exchange effects decreased Net Sales by approximately 4.0% in 2014.

Gross Profit
Gross Profit margin was 43.0% in 2015, an increase of 10 basis points as compared to 2014. Gross Profit margin in 2015 was favorably impacted by operating efficiencies in both the direct service organization and manufacturing operations. This was somewhat offset by foreign currency headwinds that unfavorably impacted gross margin by approximately 80 basis points.
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
Operating Expenses
Research and Development Expense – R&D Expense increased $3.0 million, or 10.1%, in 2015 as compared to 2014. As a percentage of Net Sales, 2015 R&D Expense increased 40 basis points to 4.0% in 2015 from 3.6% in the prior year primarily due to an increase in the number of R&D employees and the timing of new product development projects. We continued to invest in developing innovative new products and technologies.
R&D Expense decreased $1.1 million, or 3.6%, in 2014 as compared to 2013. As a percentage of Net Sales, 2014 R&D Expense decreased 50 basis points to 3.6% in 2014 from 4.1% in the prior year primarily due to the timing of new product development projects. We continued to invest in developing innovative new products for our traditional core business, as well as our Orbio business.
Selling and Administrative Expense – S&A Expense increased by $1.4 million, or 0.5%, in 2015 compared to 2014. As a percentage of Net Sales, 2015 S&A Expense increased 60 basis points to 31.1% from 30.5% in 2014 due to continued investments in direct sales and marketing to build organic sales. There were also two restructuring charges totaling $3.7 million, or 50 basis points as a percentage of Net Sales, to reduce our infrastructure costs. These were somewhat offset by strong cost controls and improved operating efficiencies that favorably impacted S&A Expense.
S&A Expense increased by $17.9 million, or 7.7%, in 2014 compared to 2013. As a percentage of Net Sales, 2014 S&A Expense decreased 50 basis points to 30.5% from 31.0% in 2013 due to continued cost controls and improved operating efficiencies, somewhat offset by investments in direct sales, distribution and marketing to build organic sales that unfavorably impacted S&A Expense.
Other Income (Expense)
Interest Income – Interest Income was $0.2 million in 2015, a decrease of $0.1 million from 2014. The decrease between 2015 and 2014 was due to lower levels of cash deposits.
Interest Income was $0.3 million in 2014, a decrease of $0.1 million from 2013. The decrease between 2014 and 2013 was due to decreases in interest rates on cash invested.
Interest Expense – Interest Expense was $1.3 million in 2015 as compared to $1.7 million in 2014. This decrease was primarily due to a lower level of debt.
Interest Expense was $1.7 million in 2014 as compared to $1.8 million in 2013. This decrease was primarily due to lower interest rates on long-term adjustable rate borrowings.

Net Foreign Currency Transaction Losses – Net Foreign Currency Transaction Losses were $1.0 million in 2015 as compared to $0.7 million in 2014. The unfavorable change in the impact from foreign currency transactions in 2015 was due to fluctuations in foreign currency rates and settlements of transactional hedging activity in the normal course of business.
Net Foreign Currency Transaction Losses were $0.7 million in 2014 and 2013.
Income Taxes
The overall effective income tax rate was 36.4%, 27.2% and 32.8% in 2015, 2014 and 2013, respectively.
The tax expense for 2015 included a $0.4 million tax benefit associated with an $11.2 million Impairment of Long-Lived Assets and a $0.6 million tax benefit associated with restructuring charges of $3.7 million. We are not able to recognize a tax benefit on the impairment charge until the assets are sold due to a tax valuation allowance. Excluding these items, the 2015 overall effective tax rate would have been 29.6%.
The increase in the 2015 overall effective tax rate as compared to the prior year, excluding the effect of the 2015 one-time charges, was primarily related to the mix in our full year taxable earnings by country.
There were no special items that affected the tax rate in 2014.
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
Liquidity and Capital Resources
Liquidity – Cash and Cash Equivalents totaled $51.3 million at December 31, 2015, as compared to $93.0 million as of December 31, 2014. Cash and Cash Equivalents held by our foreign subsidiaries totaled $14.9 million as of December 31, 2015, as compared to $15.8 million as of December 31, 2014. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.2 as of December 31, 2015 and was 2.4 as of December 31, 2014, and our working capital was $160.4 million and $201.5 million, respectively.
Our Debt-to-Capital ratio was 8.9% as of December 31, 2015, compared with 9.1% as of December 31, 2014. Our capital structure was comprised of $24.7 million of Debt and $252.2 million of Shareholders’ Equity as of December 31, 2015.

Cash Flow Summary – Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	2015	2014	2013
Operating Activities	$45,232	$59,362	$59,814
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(24,444)	(19,292)	(14,655)
Acquisitions of Businesses, Net of Cash Acquired	—	—	(750)
Proceeds from Sale of Business	1,185	1,416	4,261
(Increase) Decrease in Restricted Cash	(322)	6	(253)
Financing Activities	(61,405)	(28,038)	(21,495)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,908)	(1,476)	122
Net (Decrease) Increase in Cash and Cash Equivalents	$(41,662)	$11,978	$27,044
Operating Activities – Cash provided by operating activities was $45.2 million in 2015, $59.4 million in 2014 and $59.8 million in 2013. In 2015, cash provided by operating activities was driven primarily by cash inflows resulting from $32.1 million of Net Earnings, which includes a non-cash pre-tax impairment charge of $11.2 million, and a decrease in Receivables, somewhat offset by a decrease in Accounts Payable and an increase in Inventories. The decrease in Receivables was the continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.The increase in Inventories was in support of the launches of many new products. Cash provided by operating activities was $14.1 million lower in 2015 as compared to 2014 primarily due to lower Net Earnings and a year over year increase in Inventories to support the launches of many new products.
In 2014, cash provided by operating activities was driven by $50.7 million of Net Earnings and increases in Accounts Payable somewhat offset by increases in Inventories and Receivables. The increase in Inventories was in support of higher sales levels and the launches of many new products. The increase in Receivables was due to higher sales levels, the variety of terms offered and mix of business. Cash provided by operating activities was $0.5 million lower in 2014 as compared to 2013 primarily due to increases year over year in working capital to support the growth in sales.
For 2015, we used operating profit and operating profit margin as key indicators of financial performance and the primary metrics for performance-based incentives.
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

	2015	2014	2013
DSO	61	62	61
DIOH	89	84	81
DSO decreased 1 day in 2015 as compared to 2014 primarily due to the continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances having a larger favorable impact than the unfavorable trend in the variety of terms offered and mix of business.

DIOH increased 5 days in 2015 as compared to 2014 primarily due to increased levels of inventory in support of higher sales levels and the launches of many new products somewhat offset by progress from inventory reduction initiatives.
Investing Activities – Net cash used for investing activities was $23.6 million in 2015, $17.9 million in 2014 and $11.4 million in 2013. Net capital expenditures were $24.4 million during 2015 as compared to $19.3 million in 2014 and $14.7 million in 2013. Our 2015 capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment. Proceeds from Sale of Business provided $1.2 million in 2015, $1.4 million in 2014 and $4.3 million in 2013.
Capital expenditures in 2014 and 2013 included investments in tooling related to new product development, and manufacturing and information technology process improvement projects.
Financing Activities – Net cash used for financing activities was $61.4 million in 2015, $28.0 million in 2014 and $21.5 million in 2013. In 2015, the purchases of our common stock per our authorized repurchase program used $46.0 million, dividend payments used $14.5 million and the payment of Long-Term Debt used $3.4 million, partially offset by proceeds from the issuance of Common Stock of $1.7 million and the excess tax benefit on stock plans of $0.9 million. In 2014, payments of dividends used $14.5 million, payments of Long-Term Debt used $2.0 million and payments of Short-Term Debt used $1.5 million. In 2013, payments of dividends used $13.2 million and payments of Long-Term Debt used $1.1 million, partially offset by Short-Term Borrowings of $1.5 million. Our annual cash dividend payout increased for the 44th consecutive year to $0.80 per share in 2015, an increase of $0.02 per share over 2014.
Proceeds from the issuance of Common Stock generated $1.7 million in 2015, $2.3 million in 2014 and $8.3 million in 2013.
On June 22, 2015, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. At December 31, 2015, there were 641,523 remaining shares authorized for repurchase.
There were 764,046 shares repurchased in 2015 in the open market, 225,034 shares repurchased in 2014 and 434,118 shares repurchased during 2013, at average repurchase prices of $60.20 during 2015, $62.64 during 2014 and $51.04 during 2013. Our Amended and Restated Credit Agreement with JPMorgan Chase Bank limits the payment of dividends and repurchases of stock to amounts ranging from $50.0 million to $75.0 million per fiscal year based on our leverage ratio after giving effect to such payments for the life of the agreement.
Indebtedness – As of December 31, 2015, we had committed lines of credit totaling approximately $125.0 million and uncommitted lines of credit totaling approximately $87.2 million. There were $10.0 million in outstanding borrowings under our JPMorgan facility (described below) and $14.6 million in outstanding borrowings under our Prudential facility (described below) as of December 31, 2015. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $3.2 million. Commitment fees on unused lines of credit for the year ended December 31, 2015 were $0.3 million.
Our most restrictive covenants are part of our 2015 Amended and Restated Credit Agreement (as defined below), which are the same covenants in our Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2015, our indebtedness to EBITDA ratio was 0.37 to 1 and our EBITDA to interest expense ratio was 64.39 to 1.

Credit Facilities
JPMorgan Chase Bank, National Association
On June 30, 2015, we entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") that amended and restated the Credit Agreement dated May 5, 2011 between us and JP Morgan Chase Bank, N.A. ("JPMorgan"), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto, as amended by Amendment No. 1 dated April 25, 2013 (the “Credit Agreement”). The Amended and Restated Credit Agreement provides us and certain of our foreign subsidiaries access to a senior unsecured credit facility until June 30, 2020, in the amount of $125.0 million, with an option to expand by up to $62.5 million to a total of $187.5 million. Borrowings may be denominated in U.S. dollars or certain other currencies. The Amended and Restated Credit Agreement contains a $100.0 million sublimit on borrowings by foreign subsidiaries.
The Amended and Restated Credit Agreement principally provides the following changes to the Credit Agreement:

•
changed the fees for committed funds from an annual rate ranging from 0.20% to 0.35%, depending on our leverage ratio, under the Credit Agreement to an annual rate ranging from 0.175% to 0.300%, depending on our leverage ratio, under the Amended and Restated Credit Agreement;

•	removed RBS Citizens, N.A. as a co-documentation agent;

•
changed the rate at which Eurocurrency borrowings bear interest from a rate per annum equal to adjusted LIBOR plus an additional spread of 1.30% to 1.90%, depending on our leverage ratio, under the Credit Agreement to a rate per annum equal to adjusted LIBOR plus an additional spread of 1.075% to 1.700%, depending on our leverage ratio, under the Amended and Restated Credit Agreement;

•
under the Credit Agreement, Alternate Base Rate (“ABR”) borrowings bore interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.00%, plus, in any such case, an additional spread of 0.30% to 0.90%, depending on our leverage ratio. The ABR borrowings bear interest under the Amended and Restated Credit Agreement at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.00%, plus, in any such case, an additional spread of 0.075% to 0.700%, depending on our leverage ratio.

The Amended and Restated Credit Agreement gives the Lenders a pledge of 65% of the stock of certain first tier foreign subsidiaries. The obligations under the Amended and Restated Credit Agreement are also guaranteed by certain of our first tier domestic subsidiaries.
The Amended and Restated Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and merge or consolidate with another entity. It also incorporates new or recently revised financial regulations and other compliance matters. Further, the Amended and Restated Credit Agreement contains the following covenants:

•
a covenant requiring us to maintain an indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.25 to 1. Under the Credit Agreement, the required indebtedness to EBITDA ratio as of the end of each quarter was not greater than 3.00 to 1;

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

•	a covenant restricting us from paying any dividends or repurchasing stock, if, after giving effect to such payments, our leverage ratio is greater than 3.25 to 1; and

•
a covenant restricting our ability to make acquisitions, if, after giving pro-forma effect to such acquisitions, our leverage ratio is greater than 3.00 to 1, in such case limiting acquisitions to $25.0 million. Under the Credit Agreement, our leverage ratio restriction under this covenant was 2.75 to 1.

A copy of the full terms and conditions of the Amended and Restated Credit Agreement are incorporated by reference in Item 15 to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2015.
As of December 31, 2015, we were in compliance with all covenants under this Amended and Restated Credit Agreement. There were $10.0 million in outstanding borrowings under this facility at December 31, 2015, with a weighted average interest rate of 1.29%.
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
A copy of the full terms and conditions of the Shelf Agreement are incorporated by reference in Item 15 to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2009.
On May 5, 2011, we entered into Amendment No. 1 to our Private Shelf Agreement (the “Amendment”).
The Amendment principally provided the following changes to the Shelf Agreement:

•	elimination of the security interest in our personal property and subsidiaries; and

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

A copy of the full terms and conditions of the Amendment are incorporated by reference in Item 15 to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2011.
On July 24, 2012, we entered into Amendment No. 2 to our Private Shelf Agreement (“Amendment No. 2”), which amended the Shelf Agreement. The principal change effected by Amendment No. 2 was an extension of the Issuance Period for Shelf Notes under the Shelf Agreement.
A copy of the full terms and conditions of Amendment No. 2 are incorporated by reference in Item 15 to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 26, 2012.

On June 30, 2015, we entered into Amendment No. 3 to our Private Shelf Agreement ("Amendment No. 3"), which amends the Shelf Agreement by and among the Company, Prudential and Prudential affiliates from time to time party thereto, as amended by Amendment No. 1 and Amendment No. 2.
Amendment No. 3 principally provided the following changes to the Shelf Agreement:

•	extended the Issuance Period to June 30, 2018 from July 24, 2015;

•	changed the covenant regarding our indebtedness to EBITDA ratio at the end of each quarter to not greater than 3.25 to 1. The previous covenant required a ratio of not greater than 3.00 to 1;

•	added the covenant restricting us from paying any dividends or repurchasing stock, if, after giving such effect to such payments, our leverage ratio is greater than 3.25 to 1; and

•
changed the covenant restricting us from making acquisitions, if, after giving pro-forma effect to such acquisitions, our leverage ratio is greater than 3.00 to 1, in such case limiting acquisitions to $25.0 million. The previous covenant limiting our ability to make acquisitions under Amendment No. 1 was 2.75 to 1.

A copy of the full terms and conditions of Amendment No. 3 are incorporated by reference in Item 15 to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 7, 2015.
As of December 31, 2015, there were $14.6 million in outstanding borrowings under this facility, consisting of the $6.0 million Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a term of seven years, with remaining serial maturities from 2016 to 2018, and the $8.6 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a term of 10 years, with remaining serial maturities from 2016 to 2021. The first payment of $2.0 million on Series A notes was made during the first quarter of 2014. The second payment of $2.0 million on Series A notes was made during the first quarter of 2015. The first payment of $1.4 million on Series B notes was made during the second quarter of 2015. We were in compliance with all covenants under this Shelf Agreement as of December 31, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2.0 million or approximately $2.2 million. There was no balance outstanding on this facility as of December 31, 2015.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. As of December 31, 2015, there were no outstanding borrowings on this facility.
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

Contractual Obligations – Our contractual obligations as of December 31, 2015, are summarized by period due in the following table (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt(1)	$24,571	$3,429	$6,857	$12,857	$1,428
Interest payments on long-term debt(1)	2,065	631	847	493	94
Capital leases	82	31	51	—	—
Interest payments on capital leases	16	6	10	—	—
Retirement benefit plans(2)	1,419	1,419	—	—	—
Deferred compensation arrangements(3)	7,127	1,003	1,783	1,284	3,057
Operating leases(4)	23,927	7,707	9,277	4,270	2,673
Purchase obligations(5)	59,446	59,446	—	—	—
Other(6)	9,439	9,439	—	—	—
Total contractual obligations	$128,092	$83,111	$18,825	$18,904	$7,252
(1)Long-term debt represents borrowings through our Amended and Restated Credit Agreement with JPMorgan and our Shelf Agreement with Prudential. Our Amended and Restated Credit Agreement with JPMorgan does not have specified repayment terms; therefore, repayment is due upon expiration of the agreement on June 30, 2020. Interest payments on our Amended and Restated Credit Agreement were calculated using the December 31, 2015 LIBOR rate based on the assumption that the principal would be repaid in full upon the expiration of the agreement. Our borrowings under our Shelf Agreement with Prudential have 7 and 10 year terms, with remaining serial maturities from 2016 to 2021 with fixed interest rates of 4.00% and 4.10%, respectively.
(2)Our retirement benefit plans, as described in Note 13 to the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Our plan obligations totaled $5.9 million as of December 31, 2015. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our 2016 expected contribution in the contractual obligations table.
(3)The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $7.1 million as of December 31, 2015. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant distribution elections.
(4)Operating lease commitments consist primarily of office and warehouse facilities, vehicles and office equipment as discussed in Note 15 to the Consolidated Financial Statements.
(5)Purchase obligations include all known open purchase orders, contractual purchase commitments and contractual obligations as of December 31, 2015.

(6)Other obligations include residual value guarantees as discussed in Note 15 to the Consolidated Financial Statements.
Total contractual obligations exclude our gross unrecognized tax benefits of $2.3 million and accrued interest and penalties of $0.5 million as of December 31, 2015. We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 16 to the Consolidated Financial Statements.
Newly Issued Accounting Guidance
Revenues from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will replace all existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers.
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year from the original effective date specified in ASU No. 2014-09. The guidance now permits us to apply the new revenue recognition standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is our fiscal 2018. The provisions of the ASU permit companies to adopt the new revenue standard early, but not before the original public organization effective date, which is for annual periods beginning after December 15, 2016, which is our fiscal 2017.
The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2017 and 2016 financial statements would be adjusted to reflect the effects of applying the new standard on those periods. Under the modified retrospective approach, the new standard would only be applied for the period beginning January 1, 2018 to new contracts and those contracts that are not yet complete at January 1, 2018, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. Management is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our financial statements and related disclosures.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The provisions of the ASU are effective for our fiscal year beginning January 1, 2016. We do not anticipate the adoption of this guidance to have a material impact on our financial statements and related disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not anticipate the adoption of this guidance to have a material impact on our financial statements and related disclosures.
Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU No. 2015-05, Intangibles –Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This amended guidance requires customers to determine whether or not an arrangement includes a software license element. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the customer should account for the arrangement as a service contract. The provisions of the ASU are effective for our fiscal year beginning January 1, 2016. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date; or retrospectively. We do not anticipate the adoption of this guidance will have a material impact on our financial statements and related disclosures.
Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amended guidance changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The provisions of the ASU are effective for our fiscal year beginning January 1, 2017. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance simplifies the presentation of deferred income taxes by requiring an entity to classify deferred tax liabilities and assets as noncurrent in the classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position and does not affect the current requirement that deferred tax liabilities and assets be offset and presented as a single amount. The amendments in this Update are effective for our annual period beginning January 1, 2017, and interim periods within those annual periods.
However, earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. Thus, we have decided to early adopt ASU No. 2015-17 during the fourth quarter of 2015 and classify any deferred tax liabilities and assets as noncurrent in our Consolidated Balance Sheets. Please refer to Note 2 to the Consolidated Financial Statements for more information on the adoption of this ASU, including the method of transition and the overall impact on our financial position.
No other new accounting pronouncements issued during 2015 but not yet effective have had, or are expected to have, a material impact on our results of operations or financial position.

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the Consolidated Financial Statements. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our Consolidated Financial Statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.
Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Bad debt write-offs as a percentage of Net Sales were approximately 0.2% in 2015, 0.1% in 2014 and 0.2% in 2013. As of December 31, 2015, we had $3.6 million reserved against Accounts Receivable for doubtful accounts and sales returns.
Inventory Reserves – We value our inventory at the lower of the cost of inventory or fair market value through the establishment of a reserve for excess, slow moving and obsolete inventory. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed by comparing our inventory levels to our projected demand requirements based on historical demand, market conditions and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there are significant declines in demand for certain products. This reserve creates a new cost basis for these products and is considered permanent. As of December 31, 2015, we had $3.5 million reserved against Inventories.
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
If our goodwill impairment testing resulted in one or more of our reporting units’ carrying amount exceeding its fair value, we would write down our reporting units’ carrying amount to its fair value and would record an impairment charge in our results of operations in the period such determination is made. Subsequent reversal of goodwill impairment charges is not permitted. Each of our reporting units were analyzed for impairment as of December 31, 2015 and based upon our analysis, the estimated fair values of our reporting units substantially exceeded their carrying amounts. We had Goodwill of $16.8 million as of December 31, 2015.
Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to net sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty expense as a percentage of Net Sales was 1.4% in 2015, 1.3% in 2014 and 1.4% in 2013. As of December 31, 2015, we had $10.1 million reserved for future estimated warranty costs.
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

Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our Consolidated Statements of Earnings. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2015, a valuation allowance of $5.9 million was recorded against foreign tax loss carryforwards, foreign tax credit carryforwards and state credit carryforwards.
Cautionary Factors Relevant to Forward-Looking Information
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contain certain statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include:

•	Geopolitical and economic uncertainty throughout the world.

•	Competition in our business.

•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.

•	Ability to attract, retain and develop key personnel and create effective succession planning strategies.

•	Ability to successfully upgrade, evolve and protect our information technology systems.

•	Fluctuations in the cost or availability of raw materials and purchased components.

•	Ability to effectively manage organizational changes.

•	Ability to develop and commercialize new innovative products and services.

•	Unforeseen product liability claims or product quality issues.

•	Disruptions to the value chain process causing delays in delivery, customer dissatisfaction, high costs and litigation.

•	Occurrence of a significant business interruption.

•	Ability to comply with laws and regulations.

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
During 2015, our raw materials and other purchased component costs were favorably impacted by commodity prices and we were able to negotiate short and long term price reductions on key commodities. We continue to focus on mitigating the risk of future raw material or other product component cost increases through supplier negotiations, ongoing optimization of our supply chain, the continuation of cost reduction actions and product pricing. The success of these efforts will depend upon our ability to leverage our commodity spend in the current global economic environment. If the commodity prices increase significantly and we are not able to offset the increases with higher selling prices, our results may be unfavorably impacted in 2016.
Foreign Currency Exchange Rate Risk – Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposures are with the Euro, Australian and Canadian dollars, British pound, Japanese yen, Chinese renminbi and Brazilian real against the U.S. dollar. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between our operations in the United States and our international operations and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volume within local economies and the impact of pricing actions taken as a result of foreign exchange rate fluctuations.

In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments with counterparties that are highly rated financial institutions. In 2015, we expanded our risk management program to include foreign exchange cash flow hedging. We may use foreign exchange purchased options or forward contracts to hedge our foreign currency denominated forecasted revenues or forecasted sales to wholly owned foreign subsidiaries. Additionally, we hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts. We hedge these exposures to reduce the risk that our net earnings and cash flows will be adversely affected by changes in foreign exchange rates. We do not enter into any of these instruments for speculative or trading purposes to generate revenue.
These contracts are carried at fair value and have maturities between one and 15 months. The gains and losses on these contracts generally approximate changes in the value of the related assets, liabilities or forecasted transactions. Some of the derivative instruments we enter into do not meet the criteria for cash flow hedge accounting treatment; therefore, changes in fair value are recorded in Foreign Currency Transaction Losses on our Consolidated Statements of Earnings. For further information regarding our foreign currency derivatives and hedging programs, see Note 11 to the Consolidated Financial Statements.
The average contracted rate and notional amounts of the foreign currency derivative instruments outstanding at December 31, 2015, presented in U.S. dollar equivalents are as follows (dollars in thousands, except average contracted rate):

	Notional Amount	Average Contracted Rate	Maximum Term (Months)
Derivatives designated as hedging instrument:
Foreign currency option contracts:
Canadian dollar	$11,271	1.347	15
Foreign currency forward contracts:
Canadian dollar	2,486	1.319	3
Derivatives not designated as hedging instruments:
Foreign currency forward contracts:
Australian dollar	$5,915	1.382	12
Brazilian real	3,061	3.947	1
Canadian dollar	10,129	1.381	12
Euro	22,881	0.908	12
Japanese yen	1,870	120.336	1
Mexican peso	1,995	17.274	1
For details of the estimated effects of currency translation on the operations of our operating segments, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as included in Item 15.A.2. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent, or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennant Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Tennant Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Minneapolis, Minnesota
February 26, 2016

Consolidated Statements of Earnings
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

Years ended December 31	2015	2014	2013
Net Sales	$811,799	$821,983	$752,011
Cost of Sales	462,739	469,556	426,103
Gross Profit	349,060	352,427	325,908
Operating Expense:
Research and Development Expense	32,415	29,432	30,529
Selling and Administrative Expense	252,270	250,898	232,976
Impairment of Long-Lived Assets	11,199	—	—
Total Operating Expense	295,884	280,330	263,505
Profit from Operations	53,176	72,097	62,403
Other Income (Expense):
Interest Income	172	302	390
Interest Expense	(1,313)	(1,722)	(1,761)
Net Foreign Currency Transaction Losses	(954)	(690)	(671)
Other Expense, Net	(657)	(449)	(483)
Total Other Expense, Net	(2,752)	(2,559)	(2,525)
Profit Before Income Taxes	50,424	69,538	59,878
Income Tax Expense	18,336	18,887	19,647
Net Earnings	$32,088	$50,651	$40,231

Net Earnings per Share:
Basic	$1.78	$2.78	$2.20
Diluted	$1.74	$2.70	$2.14

Weighted Average Shares Outstanding:
Basic	18,015,151	18,217,384	18,297,371
Diluted	18,493,447	18,740,858	18,833,453

Cash Dividends Declared per Common Share	$0.80	$0.78	$0.72
See accompanying Notes to Consolidated Financial Statements.
Consolidated Statements of Comprehensive Income
TENNANT COMPANY AND SUBSIDIARIES
(In thousands)

Years ended December 31	2015	2014	2013
Net Earnings	$32,088	$50,651	$40,231
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(12,520)	(10,112)	(2,242)
Pension and retiree medical benefits	4,121	(5,382)	12,282
Cash Flow Hedge	164	—	—
Income Taxes:
Foreign currency translation adjustments	25	13	(15)
Pension and retiree medical benefits	(1,265)	1,859	(4,663)
Cash Flow Hedge	(61)	—	—
Total Other Comprehensive (Loss) Income, net of tax	(9,536)	(13,622)	5,362
Comprehensive Income	$22,552	$37,029	$45,593
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

December 31	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$51,300	$92,962
Restricted Cash	640	352
Receivables:
Trade, less Allowances of $3,615 and $3,936, respectively	136,344	147,228
Other	4,101	5,155
Net Receivables	140,445	152,383
Inventories	77,292	80,511
Prepaid Expenses	14,656	9,552
Deferred Income Taxes, Current Portion	—	9,738
Other Current Assets	2,485	1,591
Assets Held for Sale	6,826	—
Total Current Assets	293,644	347,089
Property, Plant and Equipment	276,811	262,214
Accumulated Depreciation	(181,853)	(175,671)
Property, Plant and Equipment, Net	94,958	86,543
Deferred Income Taxes, Long-Term Portion	12,051	8,165
Goodwill	16,803	18,355
Intangible Assets, Net	3,195	15,588
Other Assets	11,644	11,192
Total Assets	$432,295	$486,932
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$3,459	$3,566
Accounts Payable	50,350	61,627
Employee Compensation and Benefits	34,528	33,842
Income Taxes Payable	1,398	1,087
Other Current Liabilities	43,027	45,508
Liabilities Held for Sale	454	—
Total Current Liabilities	133,216	145,630
Long-Term Liabilities:
Long-Term Debt	21,194	24,571
Employee-Related Benefits	21,508	25,711
Deferred Income Taxes, Long-Term Portion	5	5,989
Other Liabilities	4,165	4,380
Total Long-Term Liabilities	46,872	60,651
Total Liabilities	180,088	206,281
Commitments and Contingencies (Note 15)
Shareholders' Equity:
Preferred Stock of $0.02 par value per share, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value per share, 60,000,000 shares authorized; 17,744,381 and 18,415,047 issued and outstanding, respectively	6,654	6,906
Additional Paid-In Capital	—	26,247
Retained Earnings	293,682	286,091
Accumulated Other Comprehensive Loss	(48,129)	(38,593)
Total Shareholders’ Equity	252,207	280,651
Total Liabilities and Shareholders’ Equity	$432,295	$486,932
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES
(In thousands)

Years ended December 31	2015	2014	2013
OPERATING ACTIVITIES
Net Earnings	$32,088	$50,651	$40,231
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	16,550	17,694	17,686
Amortization	1,481	2,369	2,560
Impairment of Long-Lived Assets	11,199	—	—
Deferred Income Taxes	(1,129)	129	5,622
Share-Based Compensation Expense	8,222	7,314	6,116
Allowance for Doubtful Accounts and Returns	1,089	1,504	1,279
Other, Net	(100)	24	219
Changes in Operating Assets and Liabilities:
Receivables, Net	4,547	(18,811)	(7,618)
Inventories	(10,190)	(21,155)	(11,967)
Accounts Payable	(10,455)	10,192	6,120
Employee Compensation and Benefits	716	1,927	(4,178)
Other Current Liabilities	(402)	2,782	5,552
Income Taxes	(4,283)	3,466	(248)
Other Assets and Liabilities	(4,101)	1,276	(1,560)
Net Cash Provided by Operating Activities	45,232	59,362	59,814
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(24,780)	(19,583)	(14,775)
Proceeds from Disposals of Property, Plant and Equipment	336	291	120
Acquisition of Businesses, Net of Cash Acquired	—	—	(750)
Proceeds from Sale of Business	1,185	1,416	4,261
(Increase) Decrease in Restricted Cash	(322)	6	(253)
Net Cash Used for Investing Activities	(23,581)	(17,870)	(11,397)
FINANCING ACTIVITIES
Short-Term Debt Borrowings	—	—	1,500
Payments of Short-Term Debt	—	(1,500)	—
Payments of Long-Term Debt	(3,445)	(2,016)	(1,096)
Purchases of Common Stock	(45,998)	(14,097)	(22,157)
Proceeds from Issuances of Common Stock	1,677	2,269	8,313
Excess Tax Benefit on Stock Plans	859	1,793	5,178
Dividends Paid	(14,498)	(14,487)	(13,233)
Net Cash Used for Financing Activities	(61,405)	(28,038)	(21,495)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,908)	(1,476)	122
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,662)	11,978	27,044
Cash and Cash Equivalents at Beginning of Year	92,962	80,984	53,940
CASH AND CASH EQUIVALENTS AT END OF YEAR	$51,300	$92,962	$80,984
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Income Taxes	$23,421	$11,342	$13,458
Interest	$1,167	$1,470	$1,602
Supplemental Non-Cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$1,830	$1,197	$1,090
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2012	18,464,450	$6,924	$22,398	$236,065	$(30,333)	$235,054
Net Earnings	—	—	—	40,231	—	40,231
Other Comprehensive Income	—	—	—	—	5,362	5,362
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 9,457 shares	461,192	173	6,549	—	—	6,722
Share-Based Compensation	—	—	6,689	—	—	6,689
Dividends paid $0.72 per Common Share	—	—	—	(13,233)	—	(13,233)
Tax Benefit on Stock Plans	—	—	5,178	—	—	5,178
Purchases of Common Stock	(434,118)	(163)	(8,858)	(13,136)	—	(22,157)
Balance, December 31, 2013	18,491,524	$6,934	$31,956	$249,927	$(24,971)	$263,846
Net Earnings	—	—	—	50,651	—	50,651
Other Comprehensive Loss	—	—	—	—	(13,622)	(13,622)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 46,152 shares	148,557	56	(804)	—	—	(748)
Share-Based Compensation	—	—	7,314	—	—	7,314
Dividends paid $0.78 per Common Share	—	—	—	(14,487)	—	(14,487)
Tax Benefit on Stock Plans	—	—	1,793	—	—	1,793
Purchases of Common Stock	(225,034)	(84)	(14,012)	—	—	(14,096)
Balance, December 31, 2014	18,415,047	$6,906	$26,247	$286,091	$(38,593)	$280,651
Net Earnings	—	—	—	32,088	—	32,088
Other Comprehensive Loss	—	—	—	—	(9,536)	(9,536)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 23,160 shares	93,380	35	384	—	—	419
Share-Based Compensation	—	—	8,222	—	—	8,222
Dividends paid $0.80 per Common Share	—	—	—	(14,498)	—	(14,498)
Tax Benefit on Stock Plans	—	—	859	—	—	859
Purchases of Common Stock	(764,046)	(287)	(35,712)	(9,999)	—	(45,998)
Balance, December 31, 2015	17,744,381	$6,654	$—	$293,682	$(48,129)	$252,207
See accompanying Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

1.	Summary of Significant Accounting Policies
Nature of Operations – Our primary business is in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, significantly reduce environmental impact and help create a cleaner, safer, healthier world. Tennant is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products, including: floor maintenance and outdoor cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, specialty surface coatings and asset management solutions. Tennant products are used in many types of environments including: Retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. Customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
Consolidation – The Consolidated Financial Statements include the accounts of Tennant Company and its subsidiaries. All intercompany transactions and balances have been eliminated. In these Notes to the Consolidated Financial Statements, Tennant Company is referred to as “Tennant,” “we,” “us,” or “our.”
Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of Accumulated Other Comprehensive Loss. The balance of cumulative foreign currency translation adjustments recorded within Accumulated Other Comprehensive Loss as of December 31, 2015, 2014 and 2013 was a net loss of $44,585, $32,090 and $21,991, respectively. The majority of translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Net Foreign Currency Transaction Losses are included in Other Income (Expense).
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
Restricted Cash – We have a total of $640 as of December 31, 2015 that serves as collateral backing certain bank guarantees and is therefore restricted. This money is invested in time deposits.
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
Intangible Assets – Intangible Assets consist of definite lived customer lists, service contracts and technology. Intangible Assets with a definite life are amortized on a straight-line basis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Impairment of Long-lived Assets and Assets Held for Sale – We periodically review our intangible and long-lived assets for impairment and assess whether events or circumstances indicate that the carrying amount of the assets may not be recoverable. We generally deem an asset group to be impaired if an estimate of undiscounted future operating cash flows is less than its carrying amount. If impaired, an impairment loss is recognized based on the excess of the carrying amount of the individual asset group over its fair value.
Assets held for sale are measured at the lower of their carrying value or fair value less costs to sell. Upon retirement or disposition, the asset cost and related accumulated depreciation or amortization are removed from the accounts and a gain or loss is recognized based on the difference between the fair value of proceeds received and carrying value of the assets held for sale. In fiscal 2015, we adopted a plan to sell assets and liabilities of our Green Machines™ outdoor city cleaning line as a result of determining that the product line does not sufficiently complement our core business. The long-lived assets involved were tested for recoverability at the end of third quarter; accordingly, a pre-tax impairment loss of $11,199 was recognized, which represents the amount by which the carrying values of the assets exceeded their fair value less costs to sell. The impairment charge is included in the caption "Impairment of Long-Lived Assets" in the accompanying Consolidated Statements of Earnings. For additional information regarding the impairment of our Green Machines outdoor city cleaning line and the related accounting impact, refer to Note 6.
Purchases of Common Stock – We repurchase our Common Stock under a 2015 repurchase program authorized by our Board of Directors. This program allows us to repurchase up to an additional 1,000,000 shares of our Common Stock. Upon repurchase, the par value is charged to Common Stock and the remaining purchase price is charged to Additional Paid-in Capital. If the amount of the remaining purchase price causes the Additional Paid-in Capital account to be in a debit position, this amount is then reclassified to Retained Earnings. Common Stock repurchased is included in shares authorized but is not included in shares outstanding.
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
Derivative Financial Instruments – In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. We may also use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in foreign currency exchange rates. We enter into these foreign exchange contracts to hedge a portion of our forecasted currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature.
We account for our foreign currency hedging instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Gains and losses from foreign exchange forward contracts that hedge certain balance sheet positions are recorded each period to Net Foreign Currency Transaction Losses in our Consolidated Statements of Earnings. Foreign exchange option contracts or forward contracts hedging forecasted foreign currency revenue are designated as cash flow hedges under accounting for derivative instruments and hedging activities, with gains and losses recorded each period to Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to Net Sales. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from Accumulated Other Comprehensive Loss to Net Foreign Currency Transaction Losses in our Consolidated Statements of Earnings at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in Net Foreign Currency Transaction Losses in our Consolidated Statements of Earnings. See Note 11 for additional information regarding our hedging activities.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Share-based Compensation – We account for employee share-based compensation using the fair value based method. Our share-based compensation plans are more fully described in Note 17 of the Consolidated Financial Statements.
Research and Development – Research and development costs are expensed as incurred.
Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, e-mail marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2015, 2014 and 2013 such activities amounted to $7,418, $8,583 and $6,412, respectively.
Income Taxes – Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided when, in management’s judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have established contingent tax liabilities using management’s best judgment. We follow guidance provided by Accounting Standards Codification ("ASC") 740, Income Taxes, regarding uncertainty in income taxes, to record these contingent tax liabilities (refer to Note 16 of the Consolidated Financial Statements for additional information). We adjust these liabilities as facts and circumstances change. Interest Expense is recognized in the first period the interest would begin accruing. Penalties are recognized in the period we claim or expect to claim the position in our tax return. Interest and penalties expenses are classified as an income tax expense.
Sales Tax – Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis.
Earnings per Share – Basic earnings per share is computed by dividing Net Earnings by the Weighted Average Shares Outstanding during the period. Diluted earnings per share assume conversion of potentially dilutive stock options, performance shares, restricted shares and restricted stock units.

2.	Newly Adopted Accounting Pronouncements
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance simplifies the presentation of deferred income taxes by requiring an entity to classify deferred tax liabilities and assets as noncurrent in the classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position and does not affect the current requirement that deferred tax liabilities and assets be offset and presented as a single amount. Early application of the amendments is permitted for all entities as of the beginning of an interim or annual reporting period.
Furthermore, the ASU allows entities to apply the guidance either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If the entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that the prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.
We have decided to early adopt the amendments of this ASU prospectively to all deferred tax liabilities and assets. We believe adopting these amendments early and prospectively is reasonable as the ASU gives the option for early adoption and allows for explicit transition guidance to adopt the standard prospectively. The change only affects the classification of our deferred tax liabilities and assets reported in 2015 on our Consolidated Balance Sheets. Deferred tax liabilities and assets reported as current in 2014 were not retrospectively adjusted.

3.	Management Actions
Q3 2015 Action – During the third quarter of 2015, we implemented a restructuring action to reduce our infrastructure costs that we anticipate will improve Selling and Administrative Expense operating leverage in future quarters. The pre-tax charge of $1,779 recognized in the third quarter of 2015 consisted primarily of severance, the majority of which was in Europe, and was included within Selling and Administrative Expense in the Consolidated Statements of Earnings. We believe the anticipated savings will offset the pre-tax charge in approximately one year. The charge impacted our Americas, EMEA and APAC operating segments. We do not expect additional costs will be incurred related to this restructuring action.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q3 2015 restructuring action	$1,779
Cash payments	(815)
Foreign currency adjustments	(19)
December 31, 2015 balance	$945

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Q4 2015 Action – During the fourth quarter of 2015, we implemented an additional restructuring action to reduce our infrastructure costs that we anticipate will improve Selling and Administrative Expense operating leverage in future quarters. The pre-tax charge of $1,965, including other associated costs of $481, consisted primarily of severance and was recorded in the fourth quarter of 2015. the pre-tax charge was included within Selling and Administrative Expense in the Consolidated Statements of Earnings. We believe the anticipated savings will offset the pre-tax charge in approximately 1.5 years. The charge impacted our Americas, EMEA and APAC operating segments. We do not expect additional costs will be incurred related to this restructuring action.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
Q4 2015 restructuring action	$1,484
Cash payments	(517)
December 31, 2015	$967

4.	Divestiture
On July 31, 2012, we entered into a Share Purchase Agreement (“SPA”) with M&F Management and Financing GmbH (“M&F”) for the sale of ownership of our subsidiary, Tennant CEE GmbH, and our minority interest in a joint venture, OOO Tennant. In exchange for the ownership of these entities, we received €815, or $1,014, in cash, as of the date of sale and financed the remaining €5,351, for a total purchase price of €6,166. A total of €2,126, or $2,826, was received in equal quarterly payments during 2013 and the first anniversary payment of €1,075, or $1,435, was received on July 31, 2013. The second anniversary payment of €1,075, or $1,418, was received on July 31, 2014. The third and final anniversary payment of €1,075, or $1,185, was received on July 31, 2015. As a result of this divestiture, we recorded a pre-tax gain of $784 in our Profit from Operations in the Consolidated Statements of Earnings for the year ended December 31, 2012.
M&F is now a master distributor of Tennant products in the Central Eastern Europe, Middle East and Africa markets. In addition, as further discussed in Note 21, M&F was a related party to Tennant at the time of the transaction. We have identified M&F as a variable interest entity (“VIE”) and have performed a qualitative assessment that considered M&F's purpose and design, our involvement and the risks and benefits and determined that Tennant is not the primary beneficiary of this VIE. The only financing Tennant has provided to M&F was related to the SPA, as noted above, and there are no arrangements that would require us to provide significant financial support in the future.

5.	Inventories
Inventories as of December 31, consisted of the following:

	2015	2014
Inventories carried at LIFO:
Finished goods	$41,225	$41,687
Raw materials, production parts and work-in-process	22,158	24,458
LIFO reserve	(27,645)	(28,166)
Total LIFO inventories	$35,738	$37,979

Inventories carried at FIFO:
Finished goods	$32,421	$29,851
Raw materials, production parts and work-in-process	13,812	12,681
Less: Inventories held for sale	(4,679)	—
Total FIFO inventories	$41,554	$42,532
Total inventories	$77,292	$80,511
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

6.	Assets and Liabilities Held for Sale
On August 19, 2015, we adopted a plan to sell assets and liabilities of our Green Machines outdoor city cleaning line as a result of determining that the product line, which constitutes approximately two percent of our total sales, does not sufficiently complement our core business. The long-lived assets involved were tested for recoverability as of the 2015 third quarter balance sheet date; accordingly, a pre-tax impairment loss of $11,199 was recognized, which represents the amount by which the carrying values of the assets exceeded their fair value, less costs to sell. The $11,199 consisted of $10,577 of intangible assets and $622 of fixed assets. The impairment loss is recorded as a separate line item ("Impairment of Long-Lived Assets") in the Consolidated Statements of Earnings. The carrying value of the assets and liabilities that are held for sale are separately presented in the Consolidated Balance Sheets in the captions "Assets Held for Sale" and "Liabilities Held for Sale," respectively. The long-lived assets classified as held for sale are no longer being depreciated.
On January 19, 2016, we signed a Business Purchase Agreement ("BPA") with Green Machines International GmbH and affiliates, subsidiaries of M&F, which is also parent company of the master distributor of our products in Central Eastern Europe, Middle East and Africa, TCS EMEA GmbH, for the sale of our Green Machines outdoor city cleaning line. Per the BPA, the sale officially closed on January 31, 2016.
The assets and liabilities of Green Machines held for sale as of December 31, consisted of the following:

2015
Assets:
Accounts Receivable	$1,715
Inventories	4,679
Prepaid Expenses	239
Property, Plant and Equipment, net	193
Total Assets Held for Sale	$6,826

Liabilities:
Employee Compensation and Benefits	$338
Other Current Liabilities	116
Total Liabilities Held for Sale	$454

7.	Property, Plant and Equipment
Property, Plant and Equipment and related Accumulated Depreciation, including equipment under capital leases, as of December 31, consisted of the following:

	2015	2014
Property, Plant and Equipment:
Land	$4,232	$4,265
Buildings and improvements	52,118	52,962
Machinery and manufacturing equipment	117,197	117,622
Office equipment	80,972	73,677
Work in progress	24,481	13,688
Less: Gross Property, Plant and Equipment held for sale	(2,189)	—
Total Property, Plant and Equipment	$276,811	$262,214

Accumulated Depreciation:
Accumulated Depreciation	$(183,849)	$(175,671)
Add: Accumulated Depreciation on Property, Plant and Equipment held for sale	1,996	—
Total Accumulated Depreciation	$(181,853)	$(175,671)
Property, Plant and Equipment, Net	$94,958	$86,543
We recorded an impairment loss on Green Machines' fixed assets during 2015, totaling $622, due to our strategic decision to hold the assets of the Green Machines product line for sale. This amount was recorded in Accumulated Depreciation as a write off against Property, Plant and Equipment. The impairment charge was included within Impairment of Long-Lived Assets in the Consolidated Statements of Earnings. Further details regarding the sale of our Green Machines outdoor city cleaning line are discussed in Note 6.
Depreciation expense was $16,550 in 2015, $17,694 in 2014 and $17,686 in 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

8.	Goodwill and Intangible Assets
For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America, Latin America, EMEA and APAC. As of December 31, 2015, 2014 and 2013, we performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Based on our analysis of qualitative factors, we determined that it was not necessary to perform the two-step goodwill impairment test for any of our reporting units.
The changes in the carrying amount of Goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2013	$68,906	$(49,977)	$18,929
Foreign currency fluctuations	(4,048)	3,474	(574)
Balance as of December 31, 2014	$64,858	$(46,503)	$18,355
Foreign currency fluctuations	(4,411)	2,859	(1,552)
Balance as of December 31, 2015	$60,447	$(43,644)	$16,803
The balances of acquired Intangible Assets, excluding Goodwill, as of December 31, are as follows:

	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of December 31, 2015
Original cost	$19,781	$3,859	$6,596	$30,236
Accumulated amortization	(19,232)	(3,859)	(3,950)	(27,041)
Carrying amount	$549	$—	$2,646	$3,195
Weighted-average original life (in years)	15	14	13

Balance as of December 31, 2014
Original cost	$21,946	$4,300	$6,915	$33,161
Accumulated amortization	(12,099)	(2,068)	(3,406)	(17,573)
Carrying amount	$9,847	$2,232	$3,509	$15,588
Weighted-average original life (in years)	15	14	13
We recorded an impairment loss on the Green Machines customer lists, trade name and technology intangible assets during the third quarter of 2015, totaling $10,577, due to our strategic decision to hold the assets of the Green Machines product line for sale. The impairment was included within Impairment of Long-Lived Assets in the 2015 Consolidated Statements of Earnings. Further details regarding the sale of our Green Machines outdoor city cleaning line are discussed in Note 6.
Amortization expense on Intangible Assets was $1,481, $2,369 and $2,560 for the years ended December 31, 2015, 2014 and 2013, respectively.
Estimated aggregate amortization expense based on the current carrying amount of amortizable Intangible Assets for each of the five succeeding years is as follows:

2016	$407
2017	315
2018	309
2019	309
2020	309
Thereafter	1,546
Total	$3,195

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

9.	Debt
Debt as of December 31, consisted of the following:

	2015	2014
Long-Term Debt:
Credit facility borrowings	24,571	28,000
Collateralized borrowings	—	7
Capital lease obligations	82	130
Total Debt	24,653	28,137
Less: current portion	(3,459)	(3,566)
Long-term portion	$21,194	$24,571
As of December 31, 2015, we had committed lines of credit totaling approximately $125,000 and uncommitted credit facilities totaling $87,173.There were $10,000 in outstanding borrowings under our JPMorgan facility (described below) and $14,571 in outstanding borrowings under our Prudential facility (described below) as of December 31, 2015. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $3,249. Commitment fees on unused lines of credit for the year ended December 31, 2015 were $275.
Our most restrictive covenants are part of our 2015 Amended and Restated Credit Agreement (as defined below), which are the same covenants in our Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of December 31, 2015, our indebtedness to EBITDA ratio was 0.37 to 1 and our EBITDA to interest expense ratio was 64.39 to 1.
Credit Facilities
JPMorgan Chase Bank, National Association
On June 30, 2015, we entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") that amended and restated the Credit Agreement dated May 5, 2011 between us and JP Morgan Chase Bank, N.A. ("JPMorgan"), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto, as amended by Amendment No. 1 dated April 25, 2013 (the "Credit Agreement"). The Amended and Restated Credit Agreement provides us and certain of our foreign subsidiaries access to a senior unsecured credit facility until June 30, 2020, in the amount of $125,000, with an option to expand by up to $62,500 to a total of $187,500. Borrowings may be denominated in U.S. dollars or certain other currencies. The Amended and Restated Credit Agreement contains a $100,000 sublimit on borrowings by foreign subsidiaries.
The Amended and Restated Credit Agreement principally provided the following changes to the Credit Agreement:

•
changed the fees for committed funds from an annual rate ranging from 0.20% to 0.35%, depending on our leverage ratio, under the Credit Agreement to an annual rate ranging from 0.175% to 0.300%, depending on our leverage ratio, under the Amended and Restated Credit Agreement;

•	removed RBS Citizens, N.A. as a co-documentation agent;

•
changed the rate at which Eurocurrency borrowings bear interest from a rate per annum equal to adjusted LIBOR plus an additional spread of 1.30% to 1.90%, depending on our leverage ratio, under the Credit Agreement to a rate per annum equal to adjusted LIBOR plus an additional spread of 1.075% to 1.700% , depending on our leverage ratio, under the Amended and Restated Credit Agreement;

•
under the Credit Agreement, Alternate Base Rate (“ABR”) borrowings bore interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.00%, plus, in any such case, an additional spread of 0.30% to 0.90%, depending on our leverage ratio. The ABR borrowings bear interest under the Amended and Restated Credit Agreement at a rate per annum equal to the greatest of (a) the primate rate, (b) the federal funds rate plus 0.50% and (c) the adjusted LIBOR rate for a one month period plus 1.00%, plus, in any such case, an additional spread of 0.075% to 0.700%, depending on our leverage ratio.

The Amended and Restated Credit Agreement gives the Lenders a pledge of 65% of the stock of certain first tier foreign subsidiaries. The obligations under the Amended and Restated Credit Agreement are also guaranteed by certain of our first tier domestic subsidiaries.
The Amended and Restated Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and merge or consolidate with another entity. It also incorporates new or recently revised financial regulations and other compliance matters. Further, the Amended and Restated Credit Agreement contains the following covenants:

•
a covenant requiring us to maintain an indebtedness to EBITDA ratio as of the end of each quarter of not greater than 3.25 to 1. Under the Credit Agreement, the required indebtedness to EBITDA ratio as of the end of each quarter was not greater than 3.00 to 1;

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

•	a covenant restricting us from paying any dividends or repurchasing stock, if, after giving effect to such payments, our leverage ratio is greater than 3.25 to 1; and

•
a covenant restricting our ability to make acquisitions, if, after giving pro-forma effect to such acquisitions, our leverage ratio is greater than 3.00 to 1, in such case limiting acquisitions to $25,000. Under the Credit Agreement, our leverage ratio restriction under this covenant was 2.75 to 1.

A copy of the full terms and conditions of the Amended and Restated Credit Agreement are incorporated by reference in Item 15 to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2015.
As of December 31, 2015, we were in compliance with all covenants under this Amended and Restated Credit Agreement. There were $10,000 in outstanding borrowings under this facility at December 31, 2015, with a weighted average interest rate of 1.29%.
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
A copy of the full terms and conditions of the Shelf Agreement are incorporated by reference in Item 15 to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2009.
On May 5, 2011, we entered into Amendment No. 1 to our Private Shelf Agreement (the “Amendment”).
The Amendment principally provided the following changes to the Shelf Agreement:

•	elimination of the security interest in our personal property and subsidiaries; and

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

A copy of the full terms and conditions of the Amendment are incorporated by reference in Item 15 to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2011.
On July 24, 2012, we entered into Amendment No. 2 to our Private Shelf Agreement (“Amendment No. 2”), which amended the Shelf Agreement. The principal change effected by Amendment No. 2 was an extension of the Issuance Period for Shelf Notes under the Shelf Agreement.
A copy of the full terms and conditions of Amendment No. 2 are incorporated by reference in Item 15 to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 26, 2012.
On June 30, 2015 we entered into Amendment No. 3 to our Private Shelf Agreement ("Amendment No. 3"), which amends the Shelf Agreement by and among the Company, Prudential and Prudential affiliates from time to time party thereto, as amended by Amendment No. 1 and Amendment No. 2.
Amendment No. 3 principally provided the following changes to the Shelf Agreement:

•	extended the the Issuance Period to June 30, 2018 from July 24, 2015;

•	changed the covenant regarding our indebtedness to EBITDA ratio at the end of each quarter to not greater than 3.25 to 1. The previous covenant required a ratio of not greater than 3.00 to 1;

•	added the covenant restricting us from paying any dividends or repurchasing stock, if, after giving such effect to such payments, our leverage ratio is greater than 3.25 to 1; and

•
changed the covenant restricting us from making acquisitions, if, after giving pro-forma effect to such acquisitions, our leverage ratio is greater than 3.00 to 1, in such case limiting acquisitions to $25,000. The previous covenant limiting our ability to make acquisitions under Amendment No. 1 was 2.75 to 1.

A copy of the full terms and conditions of Amendment No. 3 are incorporated by reference in Item 15 to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 7, 2015.
As of December 31, 2015, there were $14,571 in outstanding borrowings under this facility, consisting of the $6,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a term of seven years, with remaining serial maturities from 2016 to 2018, and the $8,571 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a term of 10 years, with remaining serial maturities from 2016 to 2021. The first payment of $2,000 on Series A notes was made during the first quarter of 2014. The second payment of $2,000 on Series A notes was made during the first quarter of 2015. The first payment of $1,429 on Series B notes was made during the second quarter of 2015. We were in compliance with all covenants under this Shelf Agreement as of December 31, 2015.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2,000, or approximately $2,173. There was no balance outstanding on this facility as of December 31, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. During the first quarter of 2014, we repaid previous borrowings under this facility amounting to $1,500 and, as of December 31, 2015, there were no outstanding borrowings on this facility.
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
The aggregate maturities of our outstanding debt, including capital lease obligations as of December 31, 2015, are as follows:

2016	$4,097
2017	3,958
2018	3,807
2019	1,704
2020	11,646
Thereafter	1,523
Total minimum obligations	$26,735
Less: amount representing interest	(2,082)
Total	$24,653

10.	Other Current Liabilities
Other Current Liabilities as of December 31, consisted of the following:

	2015	2014
Other Current Liabilities:
Taxes, other than income taxes	$5,030	$7,052
Warranty	10,093	9,686
Deferred revenue	2,512	2,368
Rebates	10,399	11,503
Freight	6,461	5,006
Restructuring	1,927	—
Miscellaneous accrued expenses	4,230	6,581
Other	2,491	3,312
Less: Other Current Liabilities held for sale	(116)	—
Total Other Current Liabilities	$43,027	$45,508
The changes in warranty reserves for the three years ended December 31 were as follows:

	2015	2014	2013
Beginning balance	$9,686	$9,663	$9,357
Product warranty provision	11,719	10,605	10,649
Foreign currency	(207)	(215)	(48)
Claims paid	(11,105)	(10,367)	(10,295)
Ending balance	$10,093	$9,686	$9,663

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

11.	Derivatives
Hedge Accounting and Hedging Programs
In 2015, we expanded our foreign currency hedging programs to include foreign exchange purchased options and forward contracts to hedge our foreign currency denominated revenue. We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
We evaluate hedge effectiveness on our hedges that are designated and qualify for hedge accounting at the inception of the hedge prospectively, as well as retrospectively, and record any ineffective portion of the hedging instruments in Net Foreign Currency Transaction Losses on our Consolidated Statements of Earnings. The time value of purchased contracts is recorded in Net Foreign Currency Transaction Losses in our Consolidated Statements of Earnings.
Our hedging policy establishes maximum limits for each counterparty to mitigate any concentration of risk.
Balance Sheet Hedging - Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction Losses in our Consolidated Statements of Earnings. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 31, 2015 and December 31, 2014, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $45,851 and $34,631, respectively.
Cash Flow Hedging - Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to 15 months. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amount of outstanding foreign currency forward contracts designated as cash flow hedges was $2,486 as of December 31, 2015. The notional amount of outstanding foreign currency option contracts designated as cash flow hedges was $11,271 as of December 31, 2015. There were no outstanding foreign currency forward or option contracts designated as cash flow hedges as of December 31, 2014.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the fair value of these cash flow hedges in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to Net Sales. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from Accumulated Other Comprehensive Loss to Net Foreign Currency Transaction Losses in our Consolidated Statements of Earnings at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in Net Foreign Currency Transaction Losses in our Consolidated Statements of Earnings.
The fair value of derivative instruments on our Consolidated Balance Sheets as of December 31, consisted of the following:

	2015		2014
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)(2)	$387	$—	$—	$—
Foreign currency forward contracts(1)	113	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	$171	$7	$130	$—

(1)
Contracts that mature within the next twelve months are included in Other Current Assets and Other Current Liabilities for asset derivatives and liabilities derivatives, respectively, on our Consolidated Balance Sheets.

(2)
Contracts with a maturity greater than twelve months are included in Other Assets and Other Liabilities for asset derivatives and liability derivatives, respectively, on our Consolidated Balance Sheets.

As of December 31, 2015, we anticipate reclassifying approximately $169 of gains from Accumulated Other Comprehensive Loss to net earnings during the next twelve months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The effect of foreign currency derivative instruments designated as cash flow hedges and foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Earnings for the three years ended December 31 were as follows:

	2015		2014		2013
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain recognized in Other Comprehensive Loss, net of tax(1)	$31	$77	$—	$—	$—	$—
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax(2)	—	5	—	—	—	—
Net gain (loss) recognized in earnings(3)	6	(2)	—	—	—	—
Derivatives not designated as hedging instruments:
Net gain recognized in earnings(4)	$—	$4,047	$—	$2,384	$—	$1,068

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive Loss.

(2)	Effective portion classified as Net Sales.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in Net Foreign Currency Transaction Losses.

(4)	Classified in Net Foreign Currency Transaction Losses.

12.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at December 31, 2015 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$284	$—	$284	$—
Foreign currency option contracts	387	—	387	—
Total Assets	$671	$—	$671	$—
Liabilities:
Foreign currency forward exchange contracts	$7	$—	$7	$—
Total Liabilities	$7	$—	$7	$—
Our foreign currency forward exchange and option contracts are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our foreign currency forward exchange and option contracts are discussed in Note 11.
The carrying amounts reported in the Consolidated Balance Sheets for Cash and Cash Equivalents, Restricted Cash, Receivables, Other Current Assets, Assets Held for Sale, Accounts Payable, Other Current Liabilities and Liabilities Held for Sale approximate fair value due to their short-term nature.
The fair market value of our Long-Term Debt approximates cost based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.
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
Substantially all U.S. employees are covered by various retirement benefit plans, including defined benefit pension plans, postretirement medical plans and defined contribution savings plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our plans was $12,428, $11,334 and $11,766 in 2015, 2014 and 2013, respectively.
We have a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) covering certain current and retired employees in the U.S. Pension Plan benefits are based on the years of service and compensation during the highest five consecutive years of service in the final ten years of employment. No new participants have entered the plan since 2000. During 2015, the plan was amended to freeze benefits for all participants effective January 31, 2017. The plan has 361 participants including 69 active employees as of December 31, 2015.
We have a U.S. postretirement medical benefit plan (the “U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with us and age upon retirement.
Our defined contribution savings plan (“401(k)”) covers substantially all U.S. employees. Under this plan, we match up to 3% of the employee’s annual compensation in cash to be invested per their election. We also make a profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial performance and can be funded in the form of Tennant stock, cash or a combination of both. Expenses for the 401(k) plan were $8,098, $7,475 and $6,423 during 2015, 2014 and 2013, respectively.
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
We expect to contribute approximately $243 to our U.S. Nonqualified Plan, $835 to our U.S. Retiree Plan, $308 to our U.K. Pension Plan and $33 to our German Pension Plan in 2016. No contributions to the U.S. Pension Plan are expected to be required during 2016. There were no contributions made to the U.S. Pension Plan during 2015.
Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, 2015 are as follows:

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$954	$954	$—	$—
Mutual Funds:
U.S. Large-Cap	9,194	9,194	—	—
U.S. Small-Cap	2,258	2,258	—	—
International Equities	2,206	2,206	—	—
Fixed-Income Domestic	32,589	32,589	—	—
Investment Account held by Pension Plan (1)	10,691	—	—	10,691
Total	$57,892	$47,201	$—	$10,691

(1)	This category is comprised of investments in insurance contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, 2014 are as follows:

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$486	$486	$—	$—
Mutual Funds:
U.S. Large-Cap	12,955	12,955	—	—
U.S. Small-Cap	4,004	4,004	—	—
International Equities	3,788	3,788	—	—
Fixed-Income Domestic	30,652	30,652	—	—
Investment Account held by Pension Plan (1)	9,989	—	—	9,989
Total	$61,874	$51,885	$—	$9,989

(1)	This category is comprised of investments in insurance contracts.
Estimates of the fair value of U.S. and U.K Pension Plan assets are based on the framework established in the accounting guidance for fair value measurements. A brief description of the three levels can be found in Note 12. Equity Securities and Mutual Funds traded in active markets are classified as Level 1. The Investment Account held by the U.K. Pension Plan invests in insurance contracts for purposes of funding the U.K. Pension Plan and is classified as Level 3. The fair value of the Investment Account is the cash surrender values as determined by the provider which are the amounts the plan would receive if the contracts were cashed out at year end. The underlying assets held by these contracts are primarily invested in assets traded in active markets.
A reconciliation of the beginning and ending balances of the Level 3 investments of our U.K. Pension Plan during the years ended are as follows:

	2015	2014
Fair value at beginning of year	$9,989	$9,733
Purchases, sales, issuances and settlements, net	52	(96)
Net gain	1,232	974
Foreign currency	(582)	(622)
Fair value at end of year	$10,691	$9,989
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
Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2015	2014	2015	2014	2015	2014
Discount rate	4.08%	3.76%	3.59%	3.38%	3.70%	3.39%
Rate of compensation increase	3.00%	3.00%	3.50%	3.50%	—	—
Weighted-average assumptions used to determine net periodic benefit costs as of December 31 are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.76%	4.63%	3.79%	3.38%	4.33%	4.41%	3.39%	4.10%	3.27%
Expected long-term rate of return on plan assets	5.20%	5.70%	6.50%	4.40%	5.60%	4.70%	—	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	3.50%	4.50%	4.50%	—	—	—

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
The accumulated benefit obligations as of December 31, for all defined benefit plans are as follows:

	2015	2014
U.S. Pension Plans	$41,537	$45,695
U.K. Pension Plan	9,720	10,658
German Pension Plan	870	1,027
Information for our plans with an accumulated benefit obligation in excess of plan assets as of December 31 is as follows:

	2015	2014
Accumulated benefit obligation	$2,616	$13,872
Fair value of plan assets	—	9,989
As of December 31, 2015, the U.S. Nonqualified and the German Pension Plans had an accumulated benefit obligation in excess of plan assets. As of December 31, 2014, the U.S. Nonqualified, the U.K. Pension and the German Pension Plans had an accumulated benefit obligation in excess of plan assets.
Information for our plans with a projected benefit obligation in excess of plan assets as of December 31 is as follows:

	2015	2014
Projected benefit obligation	$2,616	$14,207
Fair value of plan assets	—	9,989
As of December 31, 2015, the U.S. Nonqualified and the German Pension Plans had a projected benefit obligation in excess of plan assets. As of December 31, 2014, the U.S. Nonqualified, the U.K. Pension and the German Pension Plans had a projected benefit obligation in excess of plan assets.
Assumed healthcare cost trend rates as of December 31 are as follows:

	2015	2014
Healthcare cost trend rate assumption for the next year	6.76%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2031
Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage- Point Decrease	1-Percentage- Point Increase
Effect on total of service and interest cost components	$(37)	$42
Effect on postretirement benefit obligation	$(803)	$910

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$47,027	$43,653	$12,014	$11,238	$13,292	$13,186
Service cost	480	493	153	155	96	128
Interest cost	1,711	1,964	396	476	393	497
Plan participants' contributions	—	—	20	21	—	—
Actuarial (gain) loss	(3,352)	5,907	(718)	1,421	(1,618)	591
Foreign exchange	—	—	(681)	(815)	—	—
Benefits paid	(1,944)	(1,706)	(301)	(482)	(1,019)	(1,110)
Settlement	(2,148)	(3,284)	—	—	—	—
Benefit obligation at end of year	$41,774	$47,027	$10,883	$12,014	$11,144	$13,292
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$51,885	$52,397	$9,989	$9,733	$—	$—
Actual return on plan assets	(933)	4,236	1,232	974	—	—
Employer contributions	341	242	333	365	1,019	1,110
Plan participants' contributions	—	—	20	21	—	—
Foreign exchange	—	—	(582)	(622)	—	—
Benefits paid	(1,944)	(1,706)	(301)	(482)	(1,019)	(1,110)
Settlement	(2,148)	(3,284)	—	—	—	—
Fair value of plan assets at end of year	47,201	51,885	10,691	9,989	—	—
Funded status at end of year	$5,427	$4,858	$(192)	$(2,025)	$(11,144)	$(13,292)
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent Other Assets	$7,173	$7,051	$678	$—	$—	$—
Current Liabilities	(243)	(185)	(33)	(37)	(835)	(947)
Long-Term Liabilities	(1,503)	(2,008)	(837)	(1,988)	(10,309)	(12,345)
Net accrued asset (liability)	$5,427	$4,858	$(192)	$(2,025)	$(11,144)	$(13,292)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Prior service cost	$(42)	$(109)	$—	$—	$—	$—
Net actuarial loss	(5,127)	(5,993)	(111)	(1,682)	(560)	(2,178)
Accumulated Other Comprehensive Loss	$(5,169)	$(6,102)	$(111)	$(1,682)	$(560)	$(2,178)
The components of the net periodic benefit cost for the three years ended December 31 were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$480	$493	$690	$153	$155	$142	$96	$128	$154
Interest cost	1,711	1,964	1,803	396	476	422	393	497	443
Expected return on plan assets	(2,613)	(2,683)	(2,911)	(433)	(539)	(402)	—	—	—
Amortization of net actuarial loss	835	147	1,751	54	9	9	—	—	201
Amortization of prior service cost (credit)	42	43	73	—	—	—	—	(6)	(103)
Foreign currency	—	—	—	(35)	(61)	21	—	—	—
Curtailment charge	25	—	—	—	—	—	—	—	—
Settlement charge	225	356	—	—	—	—	—	—	—
Net periodic benefit cost	$705	$320	$1,406	$135	$40	$192	$489	$619	$695

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The changes in Accumulated Other Comprehensive Loss for the three years ended December 31 were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net actuarial loss (gain)	$195	$4,353	$(9,817)	$(1,517)	$987	$467	$(1,618)	$591	$(1,001)
Amortization of prior service (cost) credit	(67)	(43)	(73)	—	—	—	—	6	103
Amortization of net actuarial loss	(1,060)	(503)	(1,751)	(54)	(9)	(9)	—	—	(201)
Total recognized in other comprehensive (income) loss	$(932)	$3,807	$(11,641)	$(1,571)	$978	$458	$(1,618)	$597	$(1,099)
Total recognized in net periodic (cost) benefit and other comprehensive (income) loss	$(227)	$4,127	$(10,235)	$(1,436)	$1,018	$650	$(1,129)	$1,216	$(404)
The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and Non-U.S. plans:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Postretirement Medical Benefits
2016	$2,296	$225	$835
2017	2,450	230	890
2018	2,594	238	914
2019	2,573	244	959
2020	2,637	251	1,010
2021 to 2025	13,582	1,377	4,574
Total	$26,132	$2,565	$9,182
The following amounts are included in Accumulated Other Comprehensive Loss as of December 31, 2015 and are expected to be recognized as components of net periodic benefit cost during 2016:

	Pension Benefits	Postretirement Medical Benefits
Net actuarial loss	$64	$173
Prior service cost	42	—

14.	Shareholders' Equity
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Consolidated Balance Sheets and Statements of Shareholders' Equity as of December 31 are as follows:

	2015	2014	2013
Foreign currency translation adjustments	$(44,585)	$(32,090)	$(21,991)
Pension and retiree medical benefits	(3,647)	(6,503)	(2,980)
Cash flow hedge	103	—	—
Total Accumulated Other Comprehensive Loss	$(48,129)	$(38,593)	$(24,971)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Hedge	Total
December 31, 2014	$(32,090)	$(6,503)	$—	$(38,593)
Other comprehensive (loss) income before reclassifications	(12,495)	2,153	108	(10,234)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	703	(5)	698
Net current period other comprehensive (loss) income	(12,495)	2,856	103	(9,536)
December 31, 2015	$(44,585)	$(3,647)	$103	$(48,129)
Accumulated Other Comprehensive Loss associated with pension and postretirement benefits and cash flow hedges are included in Notes 13 and 11, respectively.

15.	Commitments and Contingencies
We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates after 2025 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $17,804, $18,446 and $17,873 in 2015, 2014 and 2013, respectively.
The minimum rentals for aggregate lease commitments as of December 31, 2015, were as follows:

2016	$7,707
2017	5,421
2018	3,856
2019	2,607
2020	1,663
Thereafter	2,673
Total	$23,927
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration of those leases is $11,674, of which we have guaranteed $9,439. As of December 31, 2015, we have recorded a liability for the estimated end-of-term loss related to this residual value guarantee of $290 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the third quarter of 2015, we renewed a lease for our facility in the United Kingdom. This lease has a term of ten years with a total commitment of $2,776.
During the fourth quarter of 2015, we entered into a lease agreement for the purposes of relocating our Australian headquarters. This lease has a term of seven years with a total commitment of $3,722.
During the fourth quarter of 2015, we entered into an agreement with a supplier, commencing April 1, 2016, with a total commitment of $1,792 extending through December 31, 2016.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

16.	Income Taxes
Income (Loss) from continuing operations for the three years ended December 31 was as follows:

	2015	2014	2013
U.S. operations	$51,189	$52,315	$54,702
Foreign operations	(765)	17,223	5,176
Total	$50,424	$69,538	$59,878
Income tax expense (benefit) for the three years ended December 31 was as follows:

	2015	2014	2013
Current:
Federal	$15,117	$11,903	$13,551
Foreign	3,992	3,373	3,567
State	1,685	1,543	1,136
	$20,794	$16,819	$18,254
Deferred:
Federal	$(481)	$2,650	$1,856
Foreign	(1,888)	(524)	(424)
State	(89)	(58)	(39)
	$(2,458)	$2,068	$1,393
Total:
Federal	$14,636	$14,553	$15,407
Foreign	2,104	2,849	3,143
State	1,596	1,485	1,097
Total Income Tax Expense	$18,336	$18,887	$19,647
U.S. income taxes have not been provided on approximately $30,786 of undistributed earnings of non-U.S. subsidiaries. We do not have any plans to repatriate the undistributed earnings. Any repatriation from foreign subsidiaries that would result in incremental U.S. taxation is not being considered. It is management’s belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
We have Dutch and German tax loss carryforwards of approximately $9,889 and $11,834, respectively. If unutilized, the Dutch tax loss carryforward will expire after 9 years. The German tax loss carryforward has no expiration date. Because of the uncertainty regarding realization of the Dutch tax loss carryforward, a valuation allowance was established. This valuation allowance increased in 2015 due to results of operations.
We have Dutch foreign tax credit carryforwards of $1,102. Because of the uncertainty regarding utilization of the Dutch foreign tax credit carryforward, a valuation allowance was established.
A valuation allowance for the remaining deferred tax assets is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.
Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31 as follows:

	2015	2014	2013
Tax at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	2.2	1.7	1.7
Effect of foreign operations	(5.1)	(4.6)	(3.3)
Impairment of Long-Lived Assets	7.0	—	—
Effect of changes in valuation allowances	1.5	(0.9)	3.7
Domestic production activities deduction	(2.7)	(1.6)	(1.6)
Other, net	(1.5)	(2.4)	(2.7)
Effective income tax rate	36.4%	27.2%	32.8%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Deferred tax assets and liabilities were comprised of the following as of December 31:

	2015	2014
Deferred Tax Assets:
Employee wages and benefits, principally due to accruals for financial reporting purposes	$16,395	$16,696
Warranty reserves accrued for financial reporting purposes	3,101	2,895
Receivables, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	1,446	1,549
Tax loss carryforwards	5,834	6,845
Tax credit carryforwards	1,102	1,043
Other	603	1,246
Gross Deferred Tax Assets	$28,481	$30,274
Less: valuation allowance	(5,884)	(5,699)
Total Net Deferred Tax Assets	$22,597	$24,575
Deferred Tax Liabilities:
Inventories, principally due to changes in inventory reserves	$617	$305
Property, Plant and Equipment, principally due to differences in depreciation and related gains	6,619	6,745
Goodwill and Intangible Assets	3,315	5,611
Total Deferred Tax Liabilities	$10,551	$12,661
Net Deferred Tax Assets	$12,046	$11,914
The valuation allowance at December 31, 2015 principally applies to Dutch tax loss and tax credit carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
Balance at January 1,	$3,029	$3,660
Increases as a result of tax positions taken during the current year	532	610
Decreases relating to settlement with tax authorities	(72)	(6)
Reductions as a result of a lapse of the applicable statute of limitations	(760)	(1,033)
Decreases as a result of foreign currency fluctuations	(403)	(202)
Balance at December 31,	$2,326	$3,029
Included in the balance of unrecognized tax benefits at December 31, 2015 and 2014 are potential benefits of $1,992 and $2,684, respectively, that if recognized, would affect the effective tax rate from continuing operations.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the liability of $2,326 and $3,029 for unrecognized tax benefits as of December 31, 2015 and 2014, there was approximately $504 and $557, respectively, for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.
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
We do not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

17.	Share-Based Compensation
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
As of December 31, 2015, there were 262,498 shares reserved for issuance under the 1997 Plan, the 1999 Plan and the 2007 Plan for outstanding compensation awards and 1,078,271 shares were available for issuance under the 2010 Plan for current and future equity awards. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.
We recognized total Share-Based Compensation Expense of $8,222, $7,314 and $6,116, respectively, during the years ended 2015, 2014 and 2013. The total excess tax benefit recognized for share-based compensation arrangements during the years ended 2015, 2014 and 2013 was $859, $1,793 and $5,178, respectively.
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
The following table illustrates the valuation assumptions used for the 2015, 2014 and 2013 grants:

	2015	2014	2013
Expected volatility	32 - 36%	47 - 50%	51%
Weighted-average expected volatility	36%	50%	51%
Expected dividend yield	1.1 - 1.2%	1.1 - 1.3%	1.6%
Weighted-average expected dividend yield	1.2%	1.3%	1.6%
Expected term, in years	5	6	6
Risk-free interest rate	1.4 - 1.6%	1.8 - 2.0%	0.9 - 1.1%
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
In addition to stock options, we also occasionally grant cash-settled stock appreciation rights (“SARs”) to employees in certain foreign locations. There were no outstanding SARs as of December 31, 2015 and no SARs were granted during 2015, 2014 or 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following table summarizes the activity during the year ended December 31, 2015 for stock option awards:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	908,030	$34.21
Granted	177,020	66.49
Exercised	(54,060)	31.03
Forfeited	(10,814)	59.22
Expired	(1,218)	60.67
Outstanding at end of year	1,018,958	$39.69
Exercisable at end of year	756,470	$31.68
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $20.08, $26.93 and $19.62, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $1,702, $2,972 and $15,641, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2015 was $19,260 and $18,926, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2015, was 6 years and 5 years, respectively. As of December 31, 2015, there was unrecognized compensation cost for nonvested options of $2,187 which is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Share Awards
Restricted share awards for employees generally have a three year vesting period from the effective date of the grant. Restricted share awards to non-employee directors vest upon a change of control or upon termination of service as a director occurring at least six months after grant date of the award so long as termination is for one of the following reasons: death; disability; retirement in accordance with Tennant policy (e.g., age, term limits, etc.); resignation at request of Board (other than for gross misconduct); resignation following at least six months’ advance notice; failure to be renominated (unless due to unwillingness to serve) or reelected by shareholders; or removal by shareholders. We use the closing share price the day before the grant date to determine the fair value our restricted share awards. Expenses on these awards are recognized over the vesting period.
The following table summarizes the activity during the year ended December 31, 2015 for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	144,475	$40.51
Granted	23,048	66.33
Vested	(24,245)	43.47
Forfeited	(4,459)	55.96
Nonvested at end of year	138,819	$43.83
The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $1,054, $827 and $643, respectively. As of December 31, 2015, there was $1,568 of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 1.8 years.
Performance Share Awards
We grant performance share awards to key employees as a part of our long-term management compensation program. These awards are earned based upon achievement of certain financial performance targets over a three year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of the financial performance targets. We use the closing share price the day before the grant date to determine the fair value of our performance share awards. Expenses on these awards are recognized over a three year performance period. Performance shares are granted in restricted stock units. They are payable in stock and vest solely upon achievement of certain financial performance targets during this three year period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following table summarizes the activity during the year ended December 31, 2015 for nonvested performance share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	152,555	$49.20
Granted	50,010	66.63
Vested	(38,902)	44.03
Forfeited	(22,289)	53.75
Nonvested at end of year	141,374	$56.07
The total fair value of shares vested during the year ended December 31, 2015 and 2014 was $1,713 and $4,346, respectively. There were no shares paid out for the year ended December 31, 2013. As of December 31, 2015, there was $2,660 of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
We grant restricted stock units to employees, which generally vest within three years from the date of the grant. Vested restricted stock units are paid out in stock. We use the closing share price the day before the grant date to determine the fair value our restricted stock units. Expenses on these awards are recognized over a three year period.
The following table summarizes the activity during the year ended December 31, 2015 for nonvested restricted stock units:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	16,549	$69.24
Granted	18,061	64.58
Vested	(150)	65.26
Forfeited	(1,814)	65.52
Nonvested at end of year	32,646	$66.89
The total fair value of shares vested during the year ended December 31, 2015 was $10. Since 2015 was the first year we paid out on vested restricted stock units, there were no restricted stock units that vested for the years ended December 31, 2014 and 2013. As of December 31, 2015, there was $1,078 of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 1.2 years.
Share-Based Liabilities
As of December 31, 2015 and 2014, we had $149 and $139 in total share-based liabilities recorded on our Consolidated Balance Sheets, respectively. During the years ended December 31, 2015, 2014 and 2013, we paid out $53, $275 and $3,134 related to 2012, 2011 and 2010 share-based liability awards, respectively.

18.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share for the years ended December 31 were as follows:

	2015	2014	2013
Numerator:
Net Earnings	$32,088	$50,651	$40,231
Denominator:
Basic - Weighted Average Shares Outstanding	18,015,151	18,217,384	18,297,371
Effect of dilutive securities	478,296	523,474	536,082
Diluted - Weighted Average Shares Outstanding	18,493,447	18,740,858	18,833,453
Basic Earnings per Share	$1.78	$2.78	$2.20
Diluted Earnings per Share	$1.74	$2.70	$2.14
Options to purchase 222,092, 91,199 and 132,803 shares of Common Stock were outstanding during 2015, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share. These exclusions are made if the exercise prices of these options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted shares outstanding in the options, or if we have a net loss, as the effects are anti-dilutive.

19.	Segment Reporting
We are organized into four operating segments: North America; Latin America; Europe, Middle East, Africa; and Asia Pacific. We combine our North America and Latin America operating segments into the "Americas" for reporting net sales by geographic area. In accordance with the objective and basic principles of the applicable accounting guidance, we aggregate our operating segments into one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces.
The following table presents Net Sales by operating segment for the years ended December 31:

	2015	2014	2013
Net Sales:
Americas	$591,405	$569,004	$514,544
Europe, Middle East, Africa	139,834	165,686	157,208
Asia Pacific	80,560	87,293	80,259
Total	$811,799	$821,983	$752,011
The following table presents long-lived assets by operating segment as of December 31:

	2015	2014	2013
Long-lived assets:
Americas	$110,842	$103,958	$106,409
Europe, Middle East, Africa	11,100	24,051	28,296
Asia Pacific	4,658	3,669	3,882
Total	$126,600	$131,678	$138,587
Accounting policies of the operations in the various operating segments are the same as those described in Note 1. Net Sales are attributed to each operating segment based on the country from which the product is shipped and are net of intercompany sales. Information regarding sales to customers geographically located in the United States is provided in Item 1, Business - Segment and Geographic Area Financial Information. No single customer represents more than 10% of our consolidated Net Sales. Long-lived assets consist of Property, Plant and Equipment, Goodwill, Intangible Assets and certain other assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following table presents revenues for groups of similar products and services for the years ended December 31:

	2015	2014	2013
Net Sales:
Equipment	$499,634	$500,141	$444,773
Parts and consumables	175,697	182,845	176,442
Service and other	112,622	114,027	109,533
Specialty surface coatings	23,846	24,970	21,263
Total	$811,799	$821,983	$752,011

20.	Consolidated Quarterly Data (Unaudited)

	2015
	Q1	Q2	Q3	Q4
Net Sales	$185,740	$215,404	$204,802	$205,853
Gross Profit	78,081	95,033	88,657	87,289
Net Earnings (Loss)	5,026	14,817	(951)	13,196
Basic Earnings (Loss) per Share	$0.27	$0.81	$(0.05)	$0.74
Diluted Earnings (Loss) per Share	$0.27	$0.79	$(0.05)	$0.73

	2014
	Q1	Q2	Q3	Q4
Net Sales	$183,979	$219,084	$202,643	$216,277
Gross Profit	76,917	95,263	87,163	93,084
Net Earnings	5,795	15,523	11,792	17,541
Basic Earnings per Share	$0.32	$0.85	$0.65	$0.96
Diluted Earnings per Share	$0.31	$0.83	$0.63	$0.93
The summation of quarterly data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.
Regular quarterly dividends aggregated to $0.80 per share in 2015, or $0.20 per share per quarter, and $0.78 per share in 2014, or $0.18 per share for the first quarter of 2014 and $0.20 per share for the last three quarters of 2014.

21.	Related Party Transactions
On July 31, 2012, we entered into a SPA with M&F, as further discussed in Note 4. Two of the M&F shareholders are individuals who were employed by Tennant prior to the transaction date and are no longer employed by Tennant as of the transaction date.
During the first quarter of 2008, we acquired Sociedade Alfa Ltda. and entered into lease agreements for certain properties owned by or partially owned by the former owners of this entity. Some of these individuals are current employees of Tennant. Lease payments made under these lease agreements are not material to our financial position or results of operations.

22.	Subsequent Event
On January 19, 2016, we signed a BPA with Green Machines International GmbH and affiliates, subsidiaries of M&F, which is also parent company of the master distributor of our products in Central Eastern Europe, Middle East and Africa, TCS EMEA GmbH, for the sale of our Green Machines outdoor city cleaning line. Per the BPA, the sale officially closed on January 31, 2016. Further details regarding the sale of our Green Machines outdoor city cleaning line are discussed in Note 6.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A – Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended December 31, 2015 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting and Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (COSO) (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
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
ITEM 9B – Other Information
None.

PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance
Information required under this item with respect to directors is contained in the sections entitled “Board of Directors Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” as part of our 2016 Proxy Statement and is incorporated herein by reference.
The list below identifies those persons designated as executive officers of the Company, including their age, positions held with the Company and their business experience during the past five or more years.
David W. Huml, Senior Vice President, Global Marketing
David W. Huml (47) joined the Company in November 2014 as Senior Vice President, Global Marketing. From 2006 to October 2014, he held various positions with Pentair plc, a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products, most recently as Vice President, Applied Water Platform. From 1992 to 2006, he held various positions with Graco Inc., a designer, manufacturer and marketer of systems and equipment to move, measure, control, dispense and spray fluid and coating materials, including Worldwide Director of Marketing, Contractor Equipment Division.
H. Chris Killingstad, President and Chief Executive Officer
H. Chris Killingstad (60) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2002, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2002 he served as Senior Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Haagen-Dazs Asia Pacific. He held the position of International Business Development Manager at PepsiCo Inc., from 1982-1990 and Financial Manager for General Electric, from 1978-1980.
Carol E. McKnight, Senior Vice President, Global Human Resources
Carol E. McKnight (48) joined the Company in June 2014 as Senior Vice President, Global Human Resources. From 2002 to May 2014, she held various positions with Alliant Techsystems, Inc. (ATK), an aerospace, defense and sporting goods company, most recently as Vice President, Human Resources. From 2000 to 2002, she was a Compensation Consultant/Manager at NRG Energy, Inc., a wholesale power generation company. From 1994 to 2000, she provided consulting and project management services for SilverStone Group, Inc. (formerly Mathis & Associates, LLC), a compensation and benefits consulting firm.
Jeffrey C. Moorefield, Senior Vice President, Global Operations
Jeffrey C. Moorefield (52) joined the Company in April 2015 as Senior Vice President, Global Operations. From 2001 to 2008 and 2010 to March 2015, he held various positions with Pentair plc, a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products, most recently as Global Vice President of Operation - Technical Solutions. From 2008 to 2010, he was Head of Operations for Netshape Technology, a technical start-up company. From 1987 to 2001, he held various positions with Emerson Electric Company, a worldwide technology and engineering company, culminating in Vice President, Operations. From 1985 to 1987, he was a Design Engineer at Smith & Proffit Machine & Engineering, a custom equipment engineering company.

Thomas Paulson, Senior Vice President and Chief Financial Officer
Thomas Paulson (59) joined the Company in March 2006 as Vice President and Chief Financial Officer and was named Senior Vice President and Chief Financial Officer in October 2013. Prior to joining Tennant, he was Chief Financial Officer and Senior Vice President of Innovex from 2001 to February 2006. Prior to joining Innovex, a manufacturer of electronic interconnect solutions, he worked for The Pillsbury Company for over 19 years. He became a Vice President at Pillsbury in 1995 and was the Vice President of Finance for the $4 billion North American Foods Division for over two years before joining Innovex.
Michael W. Schaefer, Senior Vice President, Chief Technical Officer
Michael W. Schaefer (55) joined the Company in January 2008 as Vice President, Chief Technical Officer and was named Senior Vice President, Chief Technical Officer in October 2013. From 2000 to January 2008, he was Vice President of Dispensing Systems, Lean Six Sigma and Quality at Ecolab, Inc., a provider of cleaning, sanitizing, food safety and infection prevention products and services, where he led R&D efforts for their equipment business, continuous improvement and standardization of R&D processes. Prior to that, he held various management positions at Alticor Corporation and Kraft General Foods.
Heidi M. Wilson, Senior Vice President, General Counsel and Secretary
Heidi M. Wilson (65) joined the Company in 2003 as Assistant General Counsel and Assistant Secretary. She was named Vice President, General Counsel and Secretary in 2005 and Senior Vice President, General Counsel and Secretary in October 2013. She was a partner with General Counsel Ltd. during 2003. From 1995 to 2001, she was Vice President, General Counsel and Secretary at Musicland Group, Inc. From 1993 to 1995, she was Senior Legal Counsel at Medtronic, Inc. Prior to that, she was a partner at Faegre & Benson LLP (predecessor to Faegre Baker Daniels LLP), a Minneapolis law firm, which she joined in 1976.
Richard H. Zay, Senior Vice President, The Americas
Richard H. Zay (45) joined the Company in June 2010 as Vice President, Global Marketing. He was named Senior Vice President, Global Marketing in October 2013 and Senior Vice President, The Americas in July 2014. From 2006 to June 2010, he held various positions with Whirlpool Corporation, a manufacturer of major home appliances, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, he held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.
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

ITEM 11 – Executive Compensation
Information required under this item is contained in the sections entitled “Director Compensation” and “Executive Compensation Information” as part of our 2016 Proxy Statement and is incorporated herein by reference.
ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required under this item is contained in the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” as part of our 2016 Proxy Statement and is incorporated herein by reference.
ITEM 13 – Certain Relationships and Related Transactions, and Director Independence
Information required under this item is contained in the sections entitled “Director Independence” and “Related Person Transaction Approval Policy” as part of our 2016 Proxy Statement and is incorporated herein by reference.
ITEM 14 – Principal Accountant Fees and Services
Information required under this item is contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firm” as part of our 2016 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15 – Exhibits and Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements
Consolidated Financial Statements filed as part of this report are contained in Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

(In thousands)	2015	2014	2013
Allowance for Doubtful Accounts and Returns:
Balance at beginning of year	$3,936	$4,526	$4,399
Charged to costs and expenses	1,087	999	1,279
Reclassification (1)	172	—	—
Charged to other accounts (2)	(159)	(319)	102
Deductions (3)	(1,421)	(1,270)	(1,254)
Balance at end of year	$3,615	$3,936	$4,526
Inventory Reserves:
Balance at beginning of year	$3,272	$3,250	$3,724
Charged to costs and expenses	1,728	622	1,044
Charged to other accounts (2)	(160)	(194)	(88)
Deductions (4)	(1,300)	(406)	(1,430)
Balance at end of year	$3,540	$3,272	$3,250
Valuation Allowance for Deferred Tax Assets:
Balance at beginning of year	$5,699	$7,243	$4,719
Charged to costs and expenses	734	(636)	2,239
Charged to other accounts (2)	(549)	(908)	285
Balance at end of year	$5,884	$5,699	$7,243

(1)	Includes amount reclassified from Other Current Liabilities to Allowance for Doubtful Accounts to properly classify a customer's open receivables balance.

(2)	Primarily includes impact from foreign currency fluctuations.

(3)	Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.

(4)	Includes inventory identified as excess, slow moving or obsolete and charged against reserves.
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s Form 10-Q for the quarter ended June 30, 2006.
3ii	Certificate of Designation	Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2006.
3iii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3(iii) to the Company’s Current Report on Form 8-K dated December 14, 2010.
4.1	Rights Agreement, dated as of November 10, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by reference to Exhibit 1 to Form 8-A dated November 14, 2006.
10.1	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2009, as amended*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.2	Form of Amended and Restated Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.3	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
10.4	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.5	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.6	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.7	Amended and Restated Credit Agreement dated as of June 30, 2015	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2015.
10.8	Deferred Stock Unit Agreement (awards in and after 2008)*	Deferred Stock Unit Agreement (awards in and after 2008)*
10.9	Tennant Company 2014 Short-Term Incentive Plan*	Incorporated by reference to Appendix B to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.10	Private Shelf Agreement dated as of July 29, 2009	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2009.
10.11	Amendment No. 1 to Private Shelf Agreement dated as of May 5, 2011	Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2011.
10.12	Amendment No. 2 to Private Shelf Agreement dated as of July 24, 2012	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 26, 2012.
10.13	Amendment No. 3 to Private Shelf Agreement dated as of June 30, 2015	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 7, 2015.
10.14	Amended and Restated 2010 Stock Incentive Plan, as Amended*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.

101
The following financial information from Tennant Company’s annual report on Form 10-K for the period ended December 31, 2015, filed with the SEC on February 26, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith electronically.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY
By	/s/ H. Chris Killingstad
H. Chris Killingstad
President, CEO and
Board of Directors
Date	February 26, 2016
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ H. Chris Killingstad	By	/s/ Donal L. Mulligan
	H. Chris Killingstad		Donal L. Mulligan
	President, CEO and		Board of Directors
	Board of Directors	Date	February 26, 2016
Date	February 26, 2016

By	/s/ Thomas Paulson	By	/s/ Stephen G. Shank
	Thomas Paulson		Stephen G. Shank
	Senior Vice President and Chief Financial Officer		Board of Directors
	(Principal Financial and Accounting Officer)	Date	February 26, 2016
Date	February 26, 2016

By	/s/ Azita Arvani	By	/s/ Steven A. Sonnenberg
	Azita Arvani		Steven A. Sonnenberg
	Board of Directors		Board of Directors
Date	February 26, 2016	Date	February 26, 2016

By	/s/ William F. Austen	By	/s/ David S. Wichmann
	William F. Austen		David S. Wichmann
	Board of Directors		Board of Directors
Date	February 26, 2016	Date	February 26, 2016

By	/s/ Carol S. Eicher	By	/s/ David Windley
	Carol S. Eicher		David Windley
	Board of Directors		Board of Directors
Date	February 26, 2016	Date	February 26, 2016

By	/s/ James T. Hale
James T. Hale
Board of Directors
Date	February 26, 2016