Form 10-Q
period 2016-03-31
TENNANT CO
filed 2016-04-29
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of April 15, 2016, there were 17,663,723 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended
(In thousands, except shares and per share data)	March 31
	2016	2015
Net Sales	$179,864	$185,740
Cost of Sales	102,362	107,659
Gross Profit	77,502	78,081

Operating Expense:
Research and Development Expense	7,904	7,710
Selling and Administrative Expense	62,439	62,117
Loss on Sale of Business	62	—
Total Operating Expense	70,405	69,827
Profit from Operations	7,097	8,254

Other Income (Expense):
Interest Income	41	50
Interest Expense	(302)	(377)
Net Foreign Currency Transaction Losses	(273)	(443)
Other Expense, Net	(36)	(52)
Total Other Expense, Net	(570)	(822)

Profit Before Income Taxes	6,527	7,432
Income Tax Expense	2,088	2,406
Net Earnings	$4,439	$5,026

Net Earnings per Share:
Basic	$0.25	$0.27
Diluted	$0.25	$0.27

Weighted Average Shares Outstanding:
Basic	17,544,192	18,283,097
Diluted	17,977,587	18,780,934

Cash Dividend Declared per Common Share	$0.20	$0.20

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2016	2015
Net Earnings	$4,439	$5,026
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	3,596	(8,141)
Pension and retiree medical benefits	19	272
Cash flow hedge	(447)	—
Income Taxes:
Foreign currency translation adjustments	6	(1)
Pension and retiree medical benefits	(7)	(101)
Cash flow hedge	167	—
Total Other Comprehensive Income (Loss), net of tax	3,334	(7,971)
Comprehensive Income (Loss)	$7,773	$(2,945)
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except shares and per share data)	2016	2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$26,914	$51,300
Restricted Cash	544	640
Accounts Receivable, less Allowances of $3,410 and $3,615, respectively	134,243	140,445
Inventories	84,085	77,292
Prepaid Expenses	11,564	14,656
Other Current Assets	2,096	2,485
Assets Held for Sale	—	6,826
Total Current Assets	259,446	293,644
Property, Plant and Equipment	288,655	276,811
Accumulated Depreciation	(187,418)	(181,853)
Property, Plant and Equipment, Net	101,237	94,958
Deferred Income Taxes	12,909	12,051
Goodwill	17,151	16,803
Intangible Assets, Net	3,105	3,195
Other Assets	18,852	11,644
Total Assets	$412,700	$432,295
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$3,461	$3,459
Accounts Payable	46,568	50,350
Employee Compensation and Benefits	26,887	34,528
Income Taxes Payable	252	1,398
Other Current Liabilities	38,602	43,027
Liabilities Held for Sale	—	454
Total Current Liabilities	115,770	133,216
Long-Term Liabilities:
Long-Term Debt	19,189	21,194
Employee-Related Benefits	21,458	21,508
Deferred Income Taxes	58	5
Other Liabilities	4,493	4,165
Total Long-Term Liabilities	45,198	46,872
Total Liabilities	160,968	180,088
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 17,662,813 and 17,744,381 shares issued and outstanding, respectively	6,624	6,654
Additional Paid-In Capital	—	—
Retained Earnings	289,903	293,682
Accumulated Other Comprehensive Loss	(44,795)	(48,129)
Total Shareholders’ Equity	251,732	252,207
Total Liabilities and Shareholders’ Equity	$412,700	$432,295
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2016	2015
OPERATING ACTIVITIES
Net Earnings	$4,439	$5,026
Adjustments to reconcile Net Earnings to Net Cash Used in Operating Activities:
Depreciation	4,256	4,122
Amortization	112	520
Deferred Income Taxes	(509)	205
Share-Based Compensation Expense	2,637	2,707
Allowance for Doubtful Accounts and Returns	(94)	139
Loss on Sale of Business	62	—
Other, Net	60	(45)
Changes in Operating Assets and Liabilities:
Receivables	9,342	16,160
Inventories	(5,642)	(9,529)
Accounts Payable	(4,083)	(3,405)
Employee Compensation and Benefits	(9,163)	(8,895)
Other Current Liabilities	(6,502)	(5,761)
Income Taxes	379	(2,267)
Other Assets and Liabilities	(1,761)	(1,099)
Net Cash Used in Operating Activities	(6,467)	(2,122)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(6,820)	(4,129)
Proceeds from Disposals of Property, Plant and Equipment	65	86
Proceeds from Sale of Business	285	—
Decrease (Increase) in Restricted Cash	121	(13)
Net Cash Used in Investing Activities	(6,349)	(4,056)
FINANCING ACTIVITIES
Payments of Long-Term Debt	(2,008)	(2,000)
Purchases of Common Stock	(7,052)	(4,135)
Proceeds from Issuance of Common Stock	504	550
Excess Tax Benefit on Stock Plans	134	648
Dividends Paid	(3,539)	(3,690)
Net Cash Used in Financing Activities	(11,961)	(8,627)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	391	(1,333)
Net Decrease in Cash and Cash Equivalents	(24,386)	(16,138)
Cash and Cash Equivalents at Beginning of Period	51,300	92,962
Cash and Cash Equivalents at End of Period	$26,914	$76,824

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$1,709	$3,973
Cash Paid for Interest	$264	$338
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$1,685	$901
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
These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our annual report on Form 10-K for the year ended December 31, 2015. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Management Actions
During the third quarter of 2015, we implemented a restructuring action to reduce our infrastructure costs that we anticipated would improve Selling and Administrative Expense operating leverage in future quarters. The pre-tax charge of $1,779 recognized in the third quarter of 2015 consisted primarily of severance, the majority of which was in Europe, and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings. We believe the anticipated savings will offset the pre-tax charge in approximately one year from the date of the action. The charge impacted our Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) operating segments. We do not expect additional costs will be incurred related to this restructuring action.
During the fourth quarter of 2015, we implemented an additional restructuring action to reduce our infrastructure costs that we anticipated would improve Selling and Administrative Expense operating leverage in future quarters. The pre-tax charge of $1,965, including other associated costs of $481, consisted primarily of severance and was recorded in the fourth quarter of 2015. The pre-tax charge was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Earnings. We believe the anticipated savings will offset the pre-tax charge in approximately 1.5 years from the date of the action. The charge impacted our Americas, EMEA and APAC operating segments. We do not expect additional costs will be incurred related to this restructuring action.
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2015 restructuring actions	$3,263
Cash payments	(1,332)
Foreign currency adjustments	(19)
December 31, 2015 balance	$1,912
2016 utilization:
Cash payments	(468)
Foreign currency adjustments	52
March 31, 2016 balance	$1,496

3.	Divestiture
On August 19, 2015, we adopted a plan to sell assets and liabilities of the Green MachinesTM outdoor city cleaning line as a result of determining that the product line, which constituted approximately two percent of our total sales, did not sufficiently complement our core business. Further details regarding the assets and liabilities held for sale as of December 31, 2015 are described in Note 6 of our annual report on Form 10-K for the year ended December 31, 2015.

On January 19, 2016, we signed a Business Purchase Agreement (“BPA”) with Green Machines International GmbH and Green Machine Sweepers UK Limited, subsidiaries of M&F Management and Financing GmbH, which is also the parent company of the master distributor of our products in Central Eastern Europe, Middle East and Africa, TCS EMEA GmbH, for the sale of our Green Machines outdoor city cleaning line. Per the terms of the BPA, the sale closed on January 31, 2016. Subject to working capital adjustments, the aggregate consideration for the Green Machines business is $5,700. Under the BPA, the total aggregate consideration will be paid as follows:

•	Initial cash consideration of $285, which was received during the first quarter of 2016.

•	An additional $1,015 to be paid within two weeks of finalization of the working capital adjustment.

•
The remaining purchase price of $4,400, to be adjusted by the agreed upon closing working capital adjustment, will be financed and received in 13 equal installments on the last business day of each quarter, commencing with the quarter ending September 30, 2016.

As a result of this divestiture, we recorded a pre-tax loss of $62 in our Profit from Operations in the Condensed Consolidated Statements of Earnings. The impact of the recorded loss and the sale of Green Machines is not material to our earnings as Green Machines only accounted for approximately two percent of our total sales.
Subsequent to the closing date, we will act as a distributor for Green Machine Sweepers UK Limited by continuing to sell Green Machines in certain regions, primarily the Americas and APAC, and will also serve as the exclusive service provider for Green Machines worldwide. Net of this estimated revenue, the divestiture is anticipated to reduce Tennant's annual revenue by approximately one percent, with an immaterial impact on earnings.
We have identified Green Machines International GmbH as a variable interest entity (“VIE”) and have performed a qualitative assessment to determine if Tennant is the primary beneficiary of the VIE. We have determined that we are not the primary beneficiary of the VIE and consolidation of the VIE is not considered necessary.

4.	Inventories
Inventories are valued at the lower of cost or market. Inventories at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Inventories carried at LIFO:
Finished goods	$44,759	$41,225
Raw materials, production parts and work-in-process	21,811	22,158
LIFO reserve	(27,645)	(27,645)
Total LIFO inventories	38,925	35,738
Inventories carried at FIFO:
Finished goods	29,987	32,421
Raw materials, production parts and work-in-process	15,173	13,812
Inventories held for sale	—	(4,679)
Total FIFO inventories	45,160	41,554
Total inventories	$84,085	$77,292
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

5.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the three months ended March 31, 2016 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2015	$60,447	$(43,644)	$16,803
Foreign currency fluctuations	(248)	596	348
Balance as of March 31, 2016	$60,199	$(43,048)	$17,151

The balances of acquired Intangible Assets, excluding Goodwill, as of March 31, 2016 and December 31, 2015, were as follows:

	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of March 31, 2016
Original cost	$6,439	$—	$5,243	$11,682
Accumulated amortization	(5,916)	—	(2,661)	(8,577)
Carrying value	$523	$—	$2,582	$3,105
Weighted average original life (in years)	15	—	13
Balance as of December 31, 2015
Original cost	$19,781	$3,859	$6,596	$30,236
Accumulated amortization	(19,232)	(3,859)	(3,950)	(27,041)
Carrying value	$549	$—	$2,646	$3,195
Weighted average original life (in years)	15	14	13
The accumulated amortization balances for the year ended December 31, 2015 included fully impaired customer lists, trade name and technology intangible assets that were impaired as a result of our decision to hold the assets and liabilities of the Green Machines outdoor city cleaning line for sale in 2015.
Amortization expense on Intangible Assets for the three months ended March 31, 2016 and 2015 was $112 and $520, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2016	$299
2017	317
2018	312
2019	312
2020	312
Thereafter	1,553
Total	$3,105

6.	Debt
Debt outstanding is summarized as follows:

	March 31, 2016	December 31, 2015
Long-Term Debt:
Credit facility borrowings	$22,571	$24,571
Capital lease obligations	79	82
Total Debt	22,650	24,653
Less: Current Portion	(3,461)	(3,459)
Long-Term Portion	$19,189	$21,194
As of March 31, 2016, we had committed lines of credit totaling $125,000 and uncommitted credit facilities totaling $87,277. There were $10,000 in outstanding borrowings under our JPMorgan facility (described below) and $12,571 in outstanding borrowings under our Prudential facility (described below) as of March 31, 2016. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $3,252. Commitment fees on unused lines of credit for the three months ended March 31, 2016 were $55.

Our most restrictive covenants are part of our Amended and Restated Credit Agreement with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2016, our indebtedness to EBITDA ratio was 0.37 to 1 and our EBITDA to interest expense ratio was 67.36 to 1.
Credit Facilities
JPMorgan Chase Bank, National Association
Details regarding our Amended and Restated Credit Agreement, dated as of June 30, 2015, between us and JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent, and the Lenders (including JPMorgan) from time to time party thereto (the "Amended and Restated Credit Agreement") are described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2015.
As of March 31, 2016, we were in compliance with all covenants under the Amended and Restated Credit Agreement. There were $10,000 in outstanding borrowings under this facility at March 31, 2016, with a weighted average interest rate of 1.51%. This facility, under the current terms of the Amended and Restated Credit Agreement, expires on June 30, 2020.
Prudential Investment Management, Inc.
Details regarding our Private Shelf Agreement, dated as of July 29, 2009, and amended on May 5, 2011, July 24, 2012 and June 30, 2015, with Prudential Investment Management, Inc. ("Prudential") and Prudential affiliates from time to time party thereto (the "Shelf Agreement") are described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2015.
As of March 31, 2016, there were $12,571 in outstanding borrowings under the Shelf Agreement, consisting of $4,000 of Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a term of seven years, with remaining serial maturities from 2017 to 2018, and the $8,571 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a term of 10 years, with remaining serial maturities from 2016 to 2021. The third payment of $2,000 on Series A notes was made during the first quarter of 2016. We were in compliance with all covenants under the Shelf Agreement as of March 31, 2016. The issuance period, under the current terms of the Shelf Agreement, expires on June 30, 2018.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2,000, or approximately $2,277. There was no balance outstanding on this facility as of March 31, 2016.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. As of March 31, 2016, there were no outstanding borrowings on this facility.

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
The changes in warranty reserves for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31
	2016	2015
Beginning balance	$10,093	$9,686
Additions charged to expense	2,488	2,413
Foreign currency fluctuations	60	(167)
Claims paid	(2,766)	(2,498)
Ending balance	$9,875	$9,434

8.	Derivatives
Hedge Accounting and Hedging Programs
We recognize all derivative instruments as either assets or liabilities in our Condensed Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
We evaluate hedge effectiveness on our hedges that are designated and qualify for hedge accounting at the inception of the hedge prospectively, as well as retrospectively, and record any ineffective portion of the hedging instruments in Net Foreign Currency Transaction Losses in our Condensed Consolidated Statements of Earnings. The time value of purchased contracts is recorded in Net Foreign Currency Transaction Losses in our Condensed Consolidated Statements of Earnings.
Balance Sheet Hedging – Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Condensed Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction Losses in our Condensed Consolidated Statements of Earnings. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At March 31, 2016 and December 31, 2015, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $46,515 and $45,851, respectively.
Cash Flow Hedging – Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $2,631 and $2,486 as of March 31, 2016 and December 31, 2015, respectively. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $9,137 and $11,271 as of March 31, 2016 and December 31, 2015, respectively.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the fair value of these cash flow hedges in Accumulated Other Comprehensive Loss in our Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to Net Sales in our Condensed Consolidated Statements of Earnings. In the event the hedge becomes ineffective, the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from Accumulated Other Comprehensive Loss to Net Foreign Currency Transaction Losses in our Condensed Consolidated Statements of Earnings at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in Net Foreign Currency Transaction Losses in our Condensed Consolidated Statements of Earnings.
The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)(2)	$109	$—	$387	$—
Foreign currency forward contracts(1)	—	35	113	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	$28	$1,354	$171	$7

(1)
Contracts that mature within the next 12 months are included in Other Current Assets and Other Current Liabilities for asset derivatives and liabilities derivatives, respectively, on our Condensed Consolidated Balance Sheets.

(2)
Contracts with a maturity greater than 12 months are included in Other Assets and Other Liabilities for asset derivatives and liability derivatives, respectively, on our Condensed Consolidated Balance Sheets.

As of March 31, 2016, we anticipate reclassifying approximately $215 of losses from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2016 was as follows:

	Three Months Ended
	March 31, 2016
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive Income (Loss), net of tax(1)	$(186)	$(36)
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax(2)	—	58
Net loss recognized in earnings(3)	(6)	—
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(4)	$—	$(1,691)
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2015 was as follows:

Three Months Ended
March 31, 2015
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive Income (Loss), net of tax(1)	$—	$—
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax(2)	—	—
Net loss recognized in earnings(3)	—	—
Derivatives not designated as hedging instruments:
Net gain recognized in earnings(4)	$—	$3,131

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive Income (Loss).

(2)	Effective portion classified as Net Sales.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in Net Foreign Currency Transaction Losses.

(4)	Classified in Net Foreign Currency Transaction Losses.

9.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at March 31, 2016 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$28	$—	$28	$—
Foreign currency option contracts	109	—	109	—
Total Assets	$137	$—	$137	$—
Liabilities:
Foreign currency forward exchange contracts	$1,389	$—	$1,389	$—
Total Liabilities	$1,389	$—	$1,389	$—
Our foreign currency forward and option exchange contracts are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our foreign currency forward exchange and option contracts are discussed in Note 8.
The carrying amounts reported in the Condensed Consolidated Balance Sheets for Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Other Current Assets, Accounts Payable and Other Current Liabilities approximate fair value due to their short-term nature.
The fair value of our Long-Term Debt approximates cost based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.
From time to time, we measure certain assets at fair value on a non-recurring basis, including evaluation of long-lived assets, goodwill and other intangible assets for impairment using company-specific assumptions that would fall within Level 3 of the fair value hierarchy.

10.	Retirement Benefit Plans
Our defined benefit pension plans and postretirement medical plan are described in Note 13 of our annual report on Form 10-K for the year ended December 31, 2015. We have contributed $105 and $279 during the first quarter of 2016 to our pension plans and to our postretirement medical plan, respectively.
The components of the net periodic (benefit) cost for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$80	$106	$36	$36	$24	$31
Interest cost	415	432	105	123	99	109
Expected return on plan assets	(597)	(652)	(97)	(144)	—	—
Amortization of net actuarial loss	9	226	—	—	—	—
Amortization of prior service cost	11	11	32	65	—	35
Foreign currency	—	—	40	(83)	—	—
Net periodic (benefit) cost	$(82)	$123	$116	$(3)	$123	$175

11.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of March 31, 2016, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $11,986, of which we have guaranteed $9,681. As of March 31, 2016, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $404 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the first quarter of 2016, we entered into a distributor agreement with Green Machine Sweepers UK Limited, an affiliate of Green Machines International GmbH, for the exclusive right for Tennant to distribute, market, sell, rent and lease Green Machines products, aftermarket parts and consumables in the Americas and APAC. As part of this distributor agreement, we entered into a purchase commitment obligating us to purchase $12,000 of products and aftermarket parts and consumables annually for the next two years, for a total purchase commitment of $24,000.
On March 23, 2016, we entered into a four year Joint Development Agreement with a partner to develop software. As part of that agreement we have committed to spend $3,000 during the first year of the agreement and $8,000 over the life of the agreement, subject to regular time and materials billing and achievement of contract milestones.

12.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	March 31, 2016	December 31, 2015
Foreign currency translation adjustments	$(40,983)	$(44,585)
Pension and retiree medical benefits	(3,635)	(3,647)
Cash flow hedge	(177)	103
Total Accumulated Other Comprehensive Loss	$(44,795)	$(48,129)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Cash Flow Hedge	Total
December 31, 2015	$(44,585)	$(3,647)	$103	$(48,129)
Other comprehensive income (loss) before reclassifications	3,602	—	(222)	3,380
Amounts reclassified from Accumulated Other Comprehensive Loss	—	12	(58)	(46)
Net current period other comprehensive income (loss)	$3,602	$12	$(280)	$3,334
March 31, 2016	$(40,983)	$(3,635)	$(177)	$(44,795)

13.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2012 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2007.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $2,534 for unrecognized tax benefits as of March 31, 2016, there was approximately $528 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2016 was $2,177. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2007 to 2014. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

14.	Share-Based Compensation
Our share-based compensation plans are described in Note 17 of our annual report on Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016 and 2015, we recognized total Share-Based Compensation Expense of $2,637 and $2,707, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the three months ended March 31, 2016 and 2015 was $134 and $648, respectively.
During the first three months of 2016, we granted 20,609 restricted shares. The weighted average grant date fair value of each share awarded was $52.42. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the three months ended March 31, 2016 and 2015 was $1,021 and $811, respectively.

15.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended
	March 31
	2016	2015
Numerator:
Net Earnings	$4,439	$5,026
Denominator:
Basic - Weighted Average Shares Outstanding	17,544,192	18,283,097
Effect of dilutive securities:
Share-based compensation plans	433,395	497,837
Diluted - Weighted Average Shares Outstanding	17,977,587	18,780,934
Basic Earnings per Share	$0.25	$0.27
Diluted Earnings per Share	$0.25	$0.27

Excluded from the dilutive securities shown above were options to purchase 381,952 and 145,293 shares of Common Stock during the three months ended March 31, 2016 and 2015, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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
Net Sales attributed to each geographic area for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31
	2016	2015
Americas	$133,553	$134,003
Europe, Middle East and Africa	30,733	34,647
Asia Pacific	15,578	17,090
Total	$179,864	$185,740

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

17.	Related Party Transactions
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
Net Earnings for the first quarter of 2016 were $4.4 million, or $0.25 per diluted share, as compared to Net Earnings of $5.0 million, or $0.27 per diluted share, in the first quarter of 2015. Operating Profit for the first quarter of 2016 was $7.1 million, or 3.9% of Net Sales, as compared to Operating Profit of $8.3 million, or 4.4% of Net Sales, in the first quarter of 2015. Operating Profit during the first quarter of 2016 was unfavorably impacted by lower Net Sales due to the impacts from unfavorable foreign currency exchange and a divestiture, lower Gross Profit and higher Selling and Administrative ("S&A") Expense and Research and Development ("R&D") Expense. Due to the continued strength of the U.S. dollar relative to other currencies in the 2016 first quarter, foreign currency exchange reduced Operating Profit by approximately $1.1 million.
Net Earnings for the first quarter of 2015 were $5.0 million, or $0.27 per diluted share, as compared to Net Earnings of $5.8 million, or $0.31 per diluted share, in the first quarter of 2014. Operating Profit for the first quarter of 2015 was $8.3 million, or 4.4% of Net Sales, as compared to Operating Profit of $9.2 million, or 5.0% of Net Sales, in the first quarter of 2014. Operating Profit during the first quarter of 2015 was favorably impacted by higher Net Sales, somewhat offset by higher S&A Expense and R&D Expense. Due to the strength of the U.S. dollar relative to other currencies in the 2015 first quarter, foreign currency exchange reduced Operating Profit by approximately $1.9 million.

Historical Results
The following table compares the historical results of operations for the three months ended March 31, 2016 and 2015, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended
	March 31
	2016	%	2015	%
Net Sales	$179,864	100.0	$185,740	100.0
Cost of Sales	102,362	56.9	107,659	58.0
Gross Profit	77,502	43.1	78,081	42.0
Operating Expense:
Research and Development Expense	7,904	4.4	7,710	4.2
Selling and Administrative Expense	62,439	34.7	62,117	33.4
Loss on Sale of Business	62	—	—	—
Total Operating Expense	70,405	39.1	69,827	37.6
Profit from Operations	7,097	3.9	8,254	4.4
Other Income (Expense):
Interest Income	41	—	50	—
Interest Expense	(302)	(0.2)	(377)	(0.2)
Net Foreign Currency Transaction Losses	(273)	(0.2)	(443)	(0.2)
Other Expense, Net	(36)	—	(52)	—
Total Other Expense, Net	(570)	(0.3)	(822)	(0.4)
Profit Before Income Taxes	6,527	3.6	7,432	4.0
Income Tax Expense	2,088	1.2	2,406	1.3
Net Earnings	$4,439	2.5	$5,026	2.7
Net Earnings per Diluted Share	$0.25		$0.27
Net Sales
Consolidated Net Sales for the first quarter of 2016 totaled $179.9 million, a 3.2% decrease as compared to consolidated Net Sales of $185.7 million in the first quarter of 2015.
The components of the consolidated Net Sales change for the three months ended March 31, 2016 as compared to the same period in 2015 were as follows:

2016 v. 2015
Three Months Ended
March 31
Organic Growth:
Volume	(0.5%)
Price	0.5%
Organic Growth	—%
Foreign Currency	(2.0%)
Divestiture	(1.2%)
Total	(3.2%)

The 3.2% decrease in consolidated Net Sales in the first quarter of 2016 as compared to the same period in 2015 was driven by:

•	An unfavorable direct foreign currency translation exchange impact of approximately 2.0%.

•	An unfavorable impact resulting from the sale of our Green Machines outdoor city cleaning line of 1.2%.

•
Essentially flat organic sales growth, which excludes the effects of foreign currency exchange and acquisitions and divestitures, due to an approximate 0.5% volume decrease and a 0.5% price increase. The volume decrease was primarily due to solid sales through our distribution and direct sales channels, particularly in the Americas region, and higher sales of industrial equipment being more than offset by lower sales within our markets in Europe, the Middle East and Africa ("EMEA") and Asia Pacific ("APAC") regions and lower sales of commercial equipment. Sales of new products introduced within the past three years totaled 36% of equipment revenue for the first quarter of 2016. This compares to 14% of equipment revenue in the 2015 first quarter from sales of new products introduced within the past three years. The price increase was the result of selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of February 1, 2015. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation. We currently do not anticipate any material selling list price increases in 2016 and we expect an immaterial increase to Net Sales for the 2016 full year.

The following table sets forth the Net Sales by geographic area for the three months ended March 31, 2016 and 2015 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended
	March 31
	2016	2015	%
Americas	$133,553	$134,003	(0.3)
Europe, Middle East and Africa	30,733	34,647	(11.3)
Asia Pacific	15,578	17,090	(8.8)
Total	$179,864	$185,740	(3.2)
Americas
Net Sales in the Americas for the first quarter of 2016 decreased 0.3% to $133.6 million for the first quarter of 2016, compared to the first quarter of 2015. Organic sales growth of 1.7% in the first quarter of 2016 was bolstered by sales through distribution and direct sales (with a higher mix of industrial equipment), including new products, and also sales of scrubbers equipped with ec-H2OTM technology in North America being somewhat offset by lower sales of commercial equipment to strategic accounts (that were exceptionally robust in the first quarter of 2015). The organic sales growth in this region was more than offset by the unfavorable direct foreign currency translation exchange impact on Net Sales of approximately 2.0%.
Europe, Middle East and Africa
In our markets within EMEA, Net Sales decreased 11.3% to $30.7 million for the first quarter of 2016, compared to the first quarter of 2015. Organic sales decreased approximately 2.8% in the first quarter with strong sales to strategic accounts being more than offset by lower direct sales and sales through distribution. There was an unfavorable impact on Net Sales during the first quarter of 2016 of approximately 6.5% as a result of the sale of our Green Machines outdoor city cleaning line in January 2016. In addition, there was an unfavorable direct foreign currency translation exchange impact on Net Sales during the first quarter of 2016 of approximately 2.0%.
Asia Pacific
Net Sales in the APAC region for the first quarter of 2016 decreased 8.8% to $15.6 million, compared to the first quarter of 2015. Organic sales decreased approximately 5.8% in the first quarter with organic sales growth in Australia, Japan and China being more than offset by sales declines in other Asian countries. Direct foreign currency translation exchange unfavorably impacted Net Sales by approximately 3.0% in the first quarter of 2016.
Gross Profit
Gross Profit in the first quarter of 2016 was $77.5 million, or 43.1% of Net Sales, as compared to $78.1 million, or 42.0% of Net Sales, in the first quarter of 2015. Gross margin was 110 basis points higher in the first quarter of 2016 due to a more favorable channel mix (with relatively higher sales through distribution and direct sales and lower sales to strategic accounts) and favorable product mix (with relatively higher sales of industrial equipment and lower sales of commercial equipment) versus the prior year period. In addition, foreign currency headwinds unfavorably impacted gross margin by approximately 40 basis points.

Operating Expense
Research & Development Expense
R&D Expense in the first quarter of 2016 increased 2.5% to $7.9 million, as compared with $7.7 million in the first quarter of 2015. R&D Expense as a percentage of Net Sales was 4.4% for the first quarter of 2016, an increase of 20 basis points as compared to 4.2% in the first quarter of 2015.
We continue to invest in developing innovative new products for our traditional core business, as well as in our Orbio Technologies Group, which is focused on advancing a suite of sustainable cleaning technologies. New products are a key driver of sales growth. There were three new products and product variants launched in the first three months of 2016 consisting of emerging market floor machines. The two models of the M17 battery-powered sweeper-scrubber launched in late March will begin to generate sales in the second quarter of 2016. For the full year 2016, we plan to introduce at least 13 new products, including several significant industrial machines.
Selling & Administrative Expense
S&A Expense in the first quarter of 2016 increased 0.5% to $62.4 million, as compared to $62.1 million in the first quarter of 2015. S&A Expense as a percentage of Net Sales was 34.7% for the first quarter of 2016, an increase of 130 basis points from 33.4% in the comparable 2015 quarter.
The increase in S&A Expense in the first quarter as compared to the same period in the prior year was primarily due to investments in key projects that are anticipated to enhance our long-term sales growth. The expense incurred for these projects were somewhat offset by cost controls and improved operating efficiencies that favorably impacted S&A Expense.
Loss on Sale of Business
During first quarter of 2016, we completed the sale of our Green Machines outdoor city cleaning line. The $0.1 million loss recognized on the transaction was not material to our financial statements.
Other Income (Expense), Net
Interest Income
There was no significant change in Interest Income in the first quarter of 2016, as compared to the same period in 2015.
Interest Expense
Interest Expense in the first quarter of 2016 was $0.3 million, as compared to $0.4 million in the first quarter of 2015. The lower Interest Expense in the first quarter of 2016 was primarily due to a lower level of debt.
Net Foreign Currency Transaction Losses
Net Foreign Currency Transaction Losses in the first quarter of 2016 was $0.3 million, as compared to $0.4 million in the first quarter of 2015. The favorable change in the impact from foreign currency transactions in the first quarter of 2016 was due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.
Other Expense, Net
There was no significant change in Other Expense, Net in the first quarter of 2016, as compared to the same period in 2015.
Income Taxes
The effective tax rate in the first quarter of 2016 was 32.0%, as compared to the effective rate in the first quarter of the prior year of 32.4%.
The decrease in the overall effective tax rate was primarily related to the mix in expected full year taxable earnings by country and the Federal R&D tax credit, which was reenacted in December 2015. The 2015 first quarter tax rate did not include any benefit for Federal R&D tax credits as we were not allowed to consider the credit in our tax rate until it was formally reenacted.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.

Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $26.9 million at March 31, 2016, as compared to $51.3 million as of December 31, 2015. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.2 as of March 31, 2016 and December 31, 2015, and our working capital was $143.7 million and $160.4 million, respectively. Our debt-to-capital ratio was 8.3% as of March 31, 2016, compared with 8.9% as of December 31, 2015.
Cash Flow Summary
Cash used in our operating, investing and financing activities is summarized as follows (in thousands):

	Three Months Ended
	March 31
	2016	2015
Operating Activities	$(6,467)	$(2,122)
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(6,755)	(4,043)
Proceeds from Sale of Business	285	—
Decrease (Increase) in Restricted Cash	121	(13)
Financing Activities	(11,961)	(8,627)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	391	(1,333)
Net Decrease in Cash and Cash Equivalents	$(24,386)	$(16,138)
Operating Activities
Operating activities used $6.5 million of cash for the three months ended March 31, 2016. Cash used in operating activities was driven primarily by cash outflows resulting from a decrease in Employee Compensation and Benefits liabilities of $9.2 million, a decrease in Other Current Liabilities of $6.5 million, an increase in Inventories of $5.6 million and a decrease in Accounts Payable of $4.1 million. These cash outflows were partially offset by cash inflows resulting from a decrease in Accounts Receivable of $9.3 million and Net Earnings of $4.4 million.
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

	March 31, 2016	December 31, 2015	March 31, 2015
DSO	63	61	64
DIOH	103	89	97
As of March 31, 2016, DSO decreased 1 day as compared to March 31, 2015 and increased 2 days as compared to December 31, 2015. The fluctuations in DSO are primarily due to the variety of terms offered and mix of business.
As of March 31, 2016, DIOH increased 6 days as compared to March 31, 2015 and increased 14 days as compared to December 31, 2015, primarily due to increased levels of inventory in support of higher anticipated sales levels and the launches of new products, somewhat offset by progress from inventory reduction initiatives.

Investing Activities
Investing activities during the three months ended March 31, 2016 used $6.3 million. Net capital expenditures used $6.8 million. This was partially offset by proceeds of $0.3 million from the sale of our Green Machines outdoor city cleaning line, as described further in Note 3, as well as proceeds of $0.1 million from a decrease in our Restricted Cash balance. Capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment.
Investing activities during the three months ended March 31, 2015 used $4.1 million in cash. Net capital expenditures used $4.0 million. Capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment.
Financing Activities
Net cash used in financing activities was $12.0 million during the first three months of 2016. The purchases of our Common Stock per our authorized repurchase program used $7.1 million, dividend payments used $3.5 million and the payments of Long-Term Debt used $2.0 million, partially offset by proceeds from the issuance of Common Stock of $0.5 million and the excess tax benefit on stock plans of $0.1 million.
Net cash used in financing activities was $8.6 million during the first three months of 2015. The purchases of our Common Stock per our authorized repurchase program used $4.1 million, dividend payments used $3.7 million and the payment of Long-Term Debt used $2.0 million, partially offset by cash inflows arising from the excess tax benefit on stock plans of $0.6 million and proceeds from the issuance of Common Stock of $0.6 million.
Indebtedness
As of March 31, 2016, we had committed lines of credit totaling $125.0 million and uncommitted credit facilities totaling $87.3 million. There were $10.0 million in outstanding borrowings under our JPMorgan facility (described below) and $12.6 million in outstanding borrowings under our Prudential facility (described below) as of March 31, 2016. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $3.3 million. Commitment fees on unused lines of credit for the three months ended March 31, 2016 were $0.1 million.
Our most restrictive covenants are part of our Amended and Restated Credit Agreement with JPMorgan (as defined below), which are the same covenants in our Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2016, our indebtedness to EBITDA ratio was 0.37 to 1 and our EBITDA to interest expense ratio was 67.36 to 1.
Credit Facilities
JPMorgan Chase Bank, National Association
Details regarding our Amended and Restated Credit Agreement, dated as of June 30, 2015, between us and JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent and collateral agent, U.S. Bank National Associated, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent, and the Lenders (including JPMorgan) from time to time party thereto (the "Amended and Restated Credit Agreement") are described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2015.
As of March 31, 2016, we were in compliance with all covenants under the Amended and Restated Credit Agreement. There were $10.0 million in outstanding borrowings under this facility at March 31, 2016, with a weighted average interest rate of 1.51%. This facility, under the current terms of the Amended and Restated Credit Agreement, expires on June 30, 2020.
Prudential Investment Management, Inc.
Details regarding our Private Shelf Agreement, dated as of July 29, 2009, and amended on May 5, 2011, July 24, 2012 and June 30, 2015, with Prudential Investment Management, Inc. ("Prudential") and Prudential affiliates from time to time party thereto (the "Shelf Agreement") are described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2015.
As of March 31, 2016, there were $12.6 million in outstanding borrowings under the Shelf Agreement, consisting of $4.0 million of Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a term of seven years, with remaining serial maturities from 2017 to 2018 and the $8.6 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a term of 10 years, with remaining serial maturities from 2016 to 2021. The third payment of $2.0 million on Series A notes was made during the first quarter of 2016. We were in compliance with all covenants under the Shelf Agreement as of March 31, 2016. The issuance period, under the current terms of the Shelf Agreement, expires on June 30, 2018.

The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2.0 million, or approximately $2.3 million. There was no balance outstanding on this facility as of March 31, 2016.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. As of March 31, 2016, there were no outstanding borrowings on this facility.
Contractual Obligations
During the first quarter of 2016, we entered into a distributor agreement with Green Machine Sweepers UK Limited, an affiliate of Green Machines International GmbH, for the exclusive right for Tennant to distribute, market, sell, rent and lease Green Machines products, aftermarket parts and consumables in the Americas and APAC. As part of this distributor agreement, we entered into a purchase commitment obligating us to purchase $12.0 million of products and aftermarket parts and consumables annually for the next two years, for a total purchase commitment of $24.0 million.
On March 23, 2016, we entered into a four year Joint Development Agreement with a partner to develop software. As part of that agreement we have committed to spend $3.0 million during the first year of the agreement and $8.0 million over the life of the agreement, subject to regular time and materials billing and achievement of contract milestones.
Other than the agreements noted above, there have been no material changes with respect to contractual obligations as disclosed in our annual report on Form 10-K for the year ended December 31, 2015.
Newly Issued Accounting Guidance
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
The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2017 and 2016 financial statements would be adjusted to reflect the effects of applying the new standard on those periods. Under the modified retrospective approach, the new standard would only be applied for the period beginning January 1, 2018 to new contracts and those contracts that are not yet complete at January 1, 2018, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. We are currently evaluating the impact that this standard is expected to have on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU changes current U.S. GAAP for lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. Under the new guidance, lessor accounting is largely unchanged. The amendments in this ASU are effective for annual periods beginning after January 1, 2019, including interim periods. Early application is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The transition approach would not require any transition accounting for leases that expired before the earliest comparative period presented. A full retrospective transition approach is prohibited for both lessees and lessors. We are currently evaluating the impact of this amended guidance on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU modified U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authority when directly withholding shares for tax withholding purposes. The amendments in this ASU are effective for annual periods beginning after January 1, 2017, including interim periods. Early application is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements and related disclosures.
Cautionary Statement Relevant to Forward-Looking Information
This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: geopolitical and economic uncertainty throughout the world; competition in our business; relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally; ability to attract, retain and develop key personnel and create effective succession planning strategies; ability to successfully upgrade, evolve and protect our information technology systems; fluctuations in the cost or availability of raw materials and purchased components; ability to effectively manage organizational changes; ability to develop and commercialize new innovative products and services; unforeseen product liability claims or product quality issues; disruptions to the value chain process causing delays in delivery, customer dissatisfaction, high costs and litigation; occurrence of a significant business interruption; and ability to comply with laws and regulations. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A of this Form 10-Q.
We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised to consult any further disclosures by us in our filings with the SEC and in other written statements on related subjects. It is not possible to anticipate or foresee all risk factors, and investors should not consider any list of such factors to be an exhaustive or complete list of all risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since December 31, 2015. For additional information, refer to Item 7A of our 2015 annual report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended March 31, 2016 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our risk factors since the filing of that report.

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

For the Quarter Ended March 31, 2016	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2016	94,754	$52.83	94,648	546,875
February 1 - 29, 2016	23,918	51.03	5,700	541,175
March 1 - 31, 2016	36,721	48.69	36,721	504,454
Total	155,393	$51.57	137,069	504,454

(1)
Includes 18,324 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2016 and 2015; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to the Condensed Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	April 29, 2016	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	April 29, 2016	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)