Form 10-Q
period 2016-06-30
TENNANT CO
filed 2016-07-28
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of July 15, 2016, there were 17,585,591 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except shares and per share data)	June 30		June 30
	2016	2015	2016	2015
Net Sales	$216,828	$215,404	$396,692	$401,144
Cost of Sales	121,539	120,371	223,901	228,030
Gross Profit	95,289	95,033	172,791	173,114

Operating Expense:
Research and Development Expense	8,390	8,404	16,294	16,114
Selling and Administrative Expense	64,253	64,042	126,692	126,159
Loss on Sale of Business	87	—	149	—
Total Operating Expense	72,730	72,446	143,135	142,273
Profit from Operations	22,559	22,587	29,656	30,841

Other Income (Expense):
Interest Income	40	53	81	103
Interest Expense	(288)	(419)	(590)	(796)
Net Foreign Currency Transaction Gains (Losses)	597	(225)	324	(668)
Other Expense, Net	(314)	(185)	(350)	(237)
Total Other Income (Expense), Net	35	(776)	(535)	(1,598)

Profit Before Income Taxes	22,594	21,811	29,121	29,243
Income Tax Expense	7,266	6,994	9,354	9,400
Net Earnings	$15,328	$14,817	$19,767	$19,843

Net Earnings per Share:
Basic	$0.88	$0.81	$1.13	$1.09
Diluted	$0.85	$0.79	$1.10	$1.06

Weighted Average Shares Outstanding:
Basic	17,508,022	18,197,431	17,526,107	18,240,027
Diluted	17,933,243	18,672,040	17,954,167	18,724,859

Cash Dividend Declared per Common Share	$0.20	$0.20	$0.40	$0.40

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30		June 30
	2016	2015	2016	2015
Net Earnings	$15,328	$14,817	$19,767	$19,843
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	403	1,945	3,999	(6,196)
Pension and retiree medical benefits	19	166	38	438
Cash flow hedge	18	—	(429)	—
Income Taxes:
Foreign currency translation adjustments	(1)	—	5	(1)
Pension and retiree medical benefits	(7)	(62)	(14)	(163)
Cash flow hedge	(7)	—	160	—
Total Other Comprehensive Income (Loss), net of tax	425	2,049	3,759	(5,922)
Comprehensive Income	$15,753	$16,866	$23,526	$13,921
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except shares and per share data)	2016	2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$27,945	$51,300
Restricted Cash	529	640
Accounts Receivable, less Allowances of $3,886 and $3,615, respectively	154,609	140,445
Inventories	82,520	77,292
Prepaid Expenses	10,289	14,656
Other Current Assets	1,790	2,485
Assets Held for Sale	—	6,826
Total Current Assets	277,682	293,644
Property, Plant and Equipment	295,849	276,811
Accumulated Depreciation	(190,763)	(181,853)
Property, Plant and Equipment, Net	105,086	94,958
Deferred Income Taxes	14,102	12,051
Goodwill	17,524	16,803
Intangible Assets, Net	2,979	3,195
Other Assets	15,508	11,644
Total Assets	$432,881	$432,295
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$3,460	$3,459
Accounts Payable	49,838	50,350
Employee Compensation and Benefits	30,137	34,528
Income Taxes Payable	3,950	1,398
Other Current Liabilities	40,792	43,027
Liabilities Held for Sale	—	454
Total Current Liabilities	128,177	133,216
Long-Term Liabilities:
Long-Term Debt	17,751	21,194
Employee-Related Benefits	21,245	21,508
Deferred Income Taxes	72	5
Other Liabilities	4,846	4,165
Total Long-Term Liabilities	43,914	46,872
Total Liabilities	172,091	180,088
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 17,578,267 and 17,744,381 shares issued and outstanding, respectively	6,592	6,654
Additional Paid-In Capital	—	—
Retained Earnings	298,568	293,682
Accumulated Other Comprehensive Loss	(44,370)	(48,129)
Total Shareholders’ Equity	260,790	252,207
Total Liabilities and Shareholders’ Equity	$432,881	$432,295
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In thousands)	June 30
	2016	2015
OPERATING ACTIVITIES
Net Earnings	$19,767	$19,843
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	8,655	8,155
Amortization	224	1,036
Deferred Income Taxes	(1,633)	(1,754)
Share-Based Compensation Expense	4,426	4,889
Allowance for Doubtful Accounts and Returns	606	1,246
Loss on Sale of Business	149	—
Other, Net	(63)	(74)
Changes in Operating Assets and Liabilities:
Receivables	(12,314)	(1,717)
Inventories	(3,941)	(11,002)
Accounts Payable	(389)	(3,440)
Employee Compensation and Benefits	(5,788)	(5,970)
Other Current Liabilities	(3,936)	(3,174)
Income Taxes	6,743	1,668
Other Assets and Liabilities	(65)	(3,133)
Net Cash Provided by Operating Activities	12,441	6,573
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(14,769)	(7,594)
Proceeds from Disposals of Property, Plant and Equipment	427	190
Proceeds from Sale of Business	285	—
Decrease (Increase) in Restricted Cash	120	(18)
Net Cash Used in Investing Activities	(13,937)	(7,422)
FINANCING ACTIVITIES
Payments of Long-Term Debt	(3,444)	(3,429)
Purchases of Common Stock	(12,762)	(14,229)
Proceeds from Issuance of Common Stock	1,196	802
Excess Tax Benefit on Stock Plans	246	669
Dividends Paid	(7,058)	(7,348)
Net Cash Used in Financing Activities	(21,822)	(23,535)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(37)	(940)
Net Decrease in Cash and Cash Equivalents	(23,355)	(25,324)
Cash and Cash Equivalents at Beginning of Period	51,300	92,962
Cash and Cash Equivalents at End of Period	$27,945	$67,638

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$3,174	$8,702
Cash Paid for Interest	$505	$718
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$1,538	$3,652
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
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2015 restructuring actions	$3,263
Cash payments	(1,332)
Foreign currency adjustments	(19)
December 31, 2015 balance	$1,912
2016 utilization:
Cash payments	(871)
Foreign currency adjustments	21
June 30, 2016 balance	$1,062

3.	Divestiture
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

On January 19, 2016, we signed a Business Purchase Agreement (“BPA”) with Green Machines International GmbH and Green Machine Sweepers UK Limited, subsidiaries of M&F Management and Financing GmbH, which is also the parent company of the master distributor of our products in Central Eastern Europe, Middle East and Africa, TCS EMEA GmbH, for the sale of our Green Machines outdoor city cleaning line. Per the terms of the BPA, the sale closed on January 31, 2016. Subject to working capital adjustments, the aggregate consideration for the Green Machines business is $5,700. Under the BPA, the total aggregate consideration will be paid as follows:

•	Initial cash consideration of $285, which was received during the first quarter of 2016.

•	An estimated $1,015 will be received as a result of a working capital adjustment. The final working capital adjustment has not yet been finalized.

•
The remaining purchase price of $4,400, to be adjusted by the agreed upon closing working capital adjustment, will be financed and received in 13 equal installments on the last business day of each quarter, commencing with the quarter ending September 30, 2016.

In the first six months of 2016, as a result of this divestiture, we recorded a pre-tax loss of $149 in our Profit from Operations in the Condensed Consolidated Statements of Earnings. The impact of the recorded loss and the sale of Green Machines is not material to our earnings as Green Machines only accounted for approximately two percent of our total sales.
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

4.	Inventories
Inventories are valued at the lower of cost or market. Inventories at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Inventories carried at LIFO:
Finished goods	$44,354	$41,225
Raw materials, production parts and work-in-process	22,354	22,158
LIFO reserve	(27,645)	(27,645)
Total LIFO inventories	39,063	35,738
Inventories carried at FIFO:
Finished goods	29,981	32,421
Raw materials, production parts and work-in-process	13,476	13,812
Inventories held for sale	—	(4,679)
Total FIFO inventories	43,457	41,554
Total inventories	$82,520	$77,292
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

5.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the six months ended June 30, 2016 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2015	$60,447	$(43,644)	$16,803
Foreign currency fluctuations	(3,027)	3,748	721
Balance as of June 30, 2016	$57,420	$(39,896)	$17,524

The balances of acquired Intangible Assets, excluding Goodwill, as of June 30, 2016 and December 31, 2015, were as follows:

	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of June 30, 2016
Original cost	$6,550	$—	$5,201	$11,751
Accumulated amortization	(6,090)	—	(2,682)	(8,772)
Carrying value	$460	$—	$2,519	$2,979
Weighted average original life (in years)	15	—	13
Balance as of December 31, 2015
Original cost	$19,781	$3,859	$6,596	$30,236
Accumulated amortization	(19,232)	(3,859)	(3,950)	(27,041)
Carrying value	$549	$—	$2,646	$3,195
Weighted average original life (in years)	15	14	13
The accumulated amortization balances for the year ended December 31, 2015 included fully impaired customer lists, trade name and technology intangible assets that were impaired as a result of our decision to hold the assets and liabilities of the Green Machines outdoor city cleaning line for sale in 2015.
Amortization expense on Intangible Assets for the three and six months ended June 30, 2016 was $112 and $224, respectively. Amortization expense on Intangible Assets for the three and six months ended June 30, 2015 was $516 and $1,036, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2016	$185
2017	316
2018	310
2019	310
2020	310
Thereafter	1,548
Total	$2,979

6.	Debt
Debt outstanding is summarized as follows:

	June 30, 2016	December 31, 2015
Long-Term Debt:
Credit facility borrowings	$21,143	$24,571
Capital lease obligations	68	82
Total Debt	21,211	24,653
Less: Current Portion	(3,460)	(3,459)
Long-Term Portion	$17,751	$21,194
As of June 30, 2016, we had committed lines of credit totaling $125,000 and uncommitted credit facilities totaling $87,210. There were $10,000 in outstanding borrowings under our JPMorgan facility (described below) and $11,143 in outstanding borrowings under our Prudential facility (described below) as of June 30, 2016. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $3,242. Commitment fees on unused lines of credit for the six months ended June 30, 2016 were $111.

Our most restrictive covenants are part of our Amended and Restated Credit Agreement with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2016, our indebtedness to EBITDA ratio was 0.34 to 1 and our EBITDA to interest expense ratio was 76.03 to 1.
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
As of June 30, 2016, we were in compliance with all covenants under the Amended and Restated Credit Agreement. There were $10,000 in outstanding borrowings under this facility at June 30, 2016, with a weighted average interest rate of 1.53%. This facility, under the current terms of the Amended and Restated Credit Agreement, expires on June 30, 2020.
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
As of June 30, 2016, there were $11,143 in outstanding borrowings under the Shelf Agreement, consisting of $4,000 of Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a term of seven years, with remaining serial maturities from 2017 to 2018, and the $7,143 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a term of 10 years, with remaining serial maturities from 2017 to 2021. The third payment of $2,000 on Series A notes was made during the first quarter of 2016. The second payment of $1,429 on Series B notes was made during the second quarter of 2016. We were in compliance with all covenants under the Shelf Agreement as of June 30, 2016. The issuance period, under the current terms of the Shelf Agreement, expires on June 30, 2018.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2,000, or approximately $2,210. There was no balance outstanding on this facility as of June 30, 2016.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. As of June 30, 2016, there were no outstanding borrowings on this facility.

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
The changes in warranty reserves for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended
	June 30
	2016	2015
Beginning balance	$10,093	$9,686
Additions charged to expense	5,946	5,670
Foreign currency fluctuations	48	(118)
Claims paid	(5,766)	(5,209)
Ending balance	$10,321	$10,029

8.	Derivatives
Hedge Accounting and Hedging Programs
We recognize all derivative instruments as either assets or liabilities in our Condensed Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
We evaluate hedge effectiveness on our hedges that are designated and qualify for hedge accounting at the inception of the hedge prospectively, as well as retrospectively, and record any ineffective portion of the hedging instruments in Net Foreign Currency Transaction Gains (Losses) in our Condensed Consolidated Statements of Earnings. The time value of purchased contracts is recorded in Net Foreign Currency Transaction Gains (Losses) in our Condensed Consolidated Statements of Earnings.
Balance Sheet Hedging – Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Condensed Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction Gains (Losses) in our Condensed Consolidated Statements of Earnings. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At June 30, 2016 and December 31, 2015, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $40,994 and $45,851, respectively.
Cash Flow Hedging – Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $2,368 and $2,486 as of June 30, 2016 and December 31, 2015, respectively. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $8,770 and $11,271 as of June 30, 2016 and December 31, 2015, respectively.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the fair value of these cash flow hedges in Accumulated Other Comprehensive Loss in our Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to Net Sales in our Condensed Consolidated Statements of Earnings. In the event the hedge becomes ineffective, the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from Accumulated Other Comprehensive Loss to Net Foreign Currency Transaction Gains (Losses) in our Condensed Consolidated Statements of Earnings at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in Net Foreign Currency Transaction Gains (Losses) in our Condensed Consolidated Statements of Earnings.
The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)(2)	$103	$—	$387	$—
Foreign currency forward contracts(1)	—	15	113	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	$14	$689	$171	$7

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

As of June 30, 2016, we anticipate reclassifying approximately $260 of losses from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive Income (Loss), net of tax(1)	$(44)	$(29)	$(230)	$(65)
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax(2)	—	(84)	—	(26)
Net loss recognized in earnings(3)	—	—	(6)	—
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(4)	$—	$(371)	$—	$(2,062)
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2015 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive Income (Loss), net of tax(1)	$—	$—	$—	$—
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax(2)	—	—	—	—
Net loss recognized in earnings(3)	—	—	—	—
Derivatives not designated as hedging instruments:
Net (loss) gain recognized in earnings(4)	$—	$(1,378)	$—	$1,753

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive Income (Loss).

(2)	Effective portion classified as Net Sales.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in Net Foreign Currency Transaction Gains (Losses).

(4)	Classified in Net Foreign Currency Transaction Gains (Losses).

9.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at June 30, 2016 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$14	$—	$14	$—
Foreign currency option contracts	103	—	103	—
Total Assets	$117	$—	$117	$—
Liabilities:
Foreign currency forward exchange contracts	$704	$—	$704	$—
Total Liabilities	$704	$—	$704	$—
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
Our defined benefit pension plans and postretirement medical plan are described in Note 13 of our annual report on Form 10-K for the year ended December 31, 2015. We have contributed $104 and $185 during the second quarter of 2016 and $209 and $464 during the first six months of 2016 to our pension plans and to our postretirement medical plan, respectively.
The components of the net periodic (benefit) cost for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$97	$134	$36	$36	$24	$17
Interest cost	415	423	103	125	100	87
Expected return on plan assets	(603)	(655)	(97)	(146)	—	—
Amortization of net actuarial loss (gain)	8	192	—	—	—	(35)
Amortization of prior service cost	10	10	32	65	—	—
Foreign currency	—	—	(16)	118	—	—
Net periodic (benefit) cost	$(73)	$104	$58	$198	$124	$69

	Six Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$177	$240	$72	$72	$48	$48
Interest cost	830	855	208	248	199	196
Expected return on plan assets	(1,200)	(1,307)	(194)	(290)	—	—
Amortization of net actuarial loss	17	418	—	—	—	—
Amortization of prior service cost	21	21	64	130	—	—
Foreign currency	—	—	24	35	—	—
Net periodic (benefit) cost	$(155)	$227	$174	$195	$247	$244

11.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of June 30, 2016, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $13,643, of which we have guaranteed $11,013. As of June 30, 2016, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $295 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
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

12.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	June 30, 2016	December 31, 2015
Foreign currency translation adjustments	$(40,581)	$(44,585)
Pension and retiree medical benefits	(3,623)	(3,647)
Cash flow hedge	(166)	103
Total Accumulated Other Comprehensive Loss	$(44,370)	$(48,129)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Cash Flow Hedge	Total
December 31, 2015	$(44,585)	$(3,647)	$103	$(48,129)
Other comprehensive income (loss) before reclassifications	4,004	—	(295)	3,709
Amounts reclassified from Accumulated Other Comprehensive Loss	—	24	26	50
Net current period other comprehensive income (loss)	$4,004	$24	$(269)	$3,759
June 30, 2016	$(40,581)	$(3,623)	$(166)	$(44,370)

13.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2012 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2007.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $2,752 for unrecognized tax benefits as of June 30, 2016, there was approximately $561 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2016 was $2,368. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2007 to 2014. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

14.	Share-Based Compensation
Our share-based compensation plans are described in Note 17 of our annual report on Form 10-K for the year ended December 31, 2015. During the three months ended June 30, 2016 and 2015, we recognized total Share-Based Compensation Expense of $1,789 and $2,182, respectively. During the six months ended June 30, 2016 and 2015, we recognized total Share-Based Compensation Expense of $4,426 and $4,889, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the six months ended June 30, 2016 and 2015 was $246 and $669, respectively.
During the first six months of 2016, we granted 27,921 restricted shares. The weighted average grant date fair value of each share awarded was $53.02. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the six months ended June 30, 2016 and 2015 was $1,724 and $833, respectively.

15.	Earnings Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Numerator:
Net Earnings	$15,328	$14,817	$19,767	$19,843
Denominator:
Basic - Weighted Average Shares Outstanding	17,508,022	18,197,431	17,526,107	18,240,027
Effect of dilutive securities:
Share-based compensation plans	425,221	474,609	428,060	484,832
Diluted - Weighted Average Shares Outstanding	17,933,243	18,672,040	17,954,167	18,724,859
Basic Earnings per Share	$0.88	$0.81	$1.13	$1.09
Diluted Earnings per Share	$0.85	$0.79	$1.10	$1.06

Excluded from the dilutive securities shown above were options to purchase 408,979 and 237,405 shares of Common Stock during the three months ended June 30, 2016 and 2015, respectively. Excluded from the dilutive securities shown above were options to purchase 405,123 and 215,767 shares of Common Stock during the six months ended June 30, 2016 and 2015, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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
Net Sales attributed to each geographic area for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Americas	$163,857	$161,429	$297,410	$295,432
Europe, Middle East and Africa	34,391	33,741	65,124	68,388
Asia Pacific	18,580	20,234	34,158	37,324
Total	$216,828	$215,404	$396,692	$401,144

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

17.	Related Party Transactions
During the first quarter of 2008, we acquired Sociedade Alfa Ltda. and entered into lease agreements for certain properties owned by or partially owned by the former owners of this entity. Some of these individuals are current employees of Tennant. Lease payments made under these lease agreements are not material to our financial position or results of operations.

18.	Subsequent Event
On July 28, 2016, the Company signed an Asset Purchase Agreement and Real Estate Purchase Agreement with Crawford Laboratories, Inc. and affiliates thereof ("Sellers"), to purchase selected assets and liabilities of the Seller's commercial floor coatings business. The purchase price was $12,070, subject to customary working capital adjustments. The transaction closed on July 28, 2016.

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
Net Earnings for the second quarter of 2016 were $15.3 million, or $0.85 per diluted share, as compared to Net Earnings of $14.8 million, or $0.79 per diluted share, in the second quarter of 2015. Operating Profit for the second quarter of 2016 was $22.6 million, or 10.4% of Net Sales, as compared to Operating Profit of $22.6 million, or 10.5% of Net Sales, in the second quarter of 2015. Operating Profit during the second quarter of 2016 was favorably impacted by higher Net Sales, despite impacts from unfavorable foreign currency exchange and a divestiture, which was offset by a 20 basis point decline in Gross Margin due primarily to the impact from foreign currency exchange. Due to the continued strength of the U.S. dollar relative to other currencies in the 2016 second quarter, foreign currency exchange reduced Operating Profit by approximately $1.1 million.
Net Earnings for the first six months of 2016 and 2015 were both $19.8 million, and $1.10 and $1.06 per diluted share, respectively. Operating Profit for the first six months of 2016 was $29.7 million, or 7.5% of Net Sales, as compared to Operating Profit of $30.8 million, or 7.7% of Net Sales, in the first six months of 2015. Operating Profit during the first six months of 2016 was unfavorably impacted by lower Net Sales due to the impacts from unfavorable foreign currency exchange and a divestiture, and lower Gross Profit due primarily to the impact from foreign currency exchange. Due to the continued strength of the U.S. dollar relative to other currencies in the first six months of 2016, foreign currency exchange reduced Operating Profit by approximately $2.2 million.
Net Earnings for the second quarter of 2015 were $14.8 million, or $0.79 per diluted share, as compared to Net Earnings of $15.5 million, or $0.83 per diluted share, in the second quarter of 2014. Operating Profit for the second quarter of 2015 was $22.6 million, or 10.5% of Net Sales, as compared to Operating Profit of $23.1 million, or 10.6% of Net Sales, in the second quarter of 2014. Operating Profit during the second quarter of 2015 was unfavorably impacted by lower Net Sales, due to an unfavorable foreign currency exchange, and higher Research and Development ("R&D") Expense, somewhat offset by lower Selling and Administrative ("S&A") Expense. Due to the strength of the U.S. dollar in the 2015 second quarter, foreign currency exchanged reduced Operating Profit by approximately $3.4 million.
Net Earnings for the first six months of 2015 were $19.8 million, or $1.06 per diluted share, as compared to Net Earnings of $21.3 million, or $1.14 per diluted share, in the first six months of 2014. Operating Profit for the first six months of 2015 was $30.8, or 7.7% of Net Sales, as compared to Operating Profit of $32.4 million, or 8.0% of Net Sales, in the first six months of 2014. Operating Profit during the first six months of 2015 was unfavorably impacted by lower Net Sales, due to an unfavorable foreign currency exchange, higher S&A Expense and higher R&D Expense. Due to the strength of the U.S. dollar in the first six months of 2015, foreign currency exchange reduced year to date Operating Profit by approximately $5.3 million.

Historical Results
The following table compares the historical results of operations for the three and six months ended June 30, 2016 and 2015, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2016	%	2015	%	2016	%	2015	%
Net Sales	$216,828	100.0	$215,404	100.0	$396,692	100.0	$401,144	100.0
Cost of Sales	121,539	56.1	120,371	55.9	223,901	56.4	228,030	56.8
Gross Profit	95,289	43.9	95,033	44.1	172,791	43.6	173,114	43.2
Operating Expense:
Research and Development Expense	8,390	3.9	8,404	3.9	16,294	4.1	16,114	4.0
Selling and Administrative Expense	64,253	29.6	64,042	29.7	126,692	31.9	126,159	31.4
Loss on Sale of Business	87	—	—	—	149	—	—	—
Total Operating Expense	72,730	33.5	72,446	33.6	143,135	36.1	142,273	35.5
Profit from Operations	22,559	10.4	22,587	10.5	29,656	7.5	30,841	7.7
Other Income (Expense):
Interest Income	40	—	53	—	81	—	103	—
Interest Expense	(288)	(0.1)	(419)	(0.2)	(590)	(0.1)	(796)	(0.2)
Net Foreign Currency Transaction Gains (Losses)	597	0.3	(225)	(0.1)	324	0.1	(668)	(0.2)
Other Expense, Net	(314)	(0.1)	(185)	(0.1)	(350)	(0.1)	(237)	(0.1)
Total Other Income (Expense), Net	35	—	(776)	(0.4)	(535)	(0.1)	(1,598)	(0.4)
Profit Before Income Taxes	22,594	10.4	21,811	10.1	29,121	7.3	29,243	7.3
Income Tax Expense	7,266	3.4	6,994	3.2	9,354	2.4	9,400	2.3
Net Earnings	$15,328	7.1	$14,817	6.9	$19,767	5.0	$19,843	4.9
Net Earnings per Diluted Share	$0.85		$0.79		$1.10		$1.06
Net Sales
Consolidated Net Sales for the second quarter of 2016 totaled $216.8 million, a 0.7% increase as compared to consolidated Net Sales of $215.4 million in the second quarter of 2015. Consolidated Net Sales for the first six months of 2016 totaled $396.7 million, a 1.1% decrease as compared to consolidated Net Sales of $401.1 million for the first six months of 2015.
The components of the consolidated Net Sales change for the three and six months ended June 30, 2016 as compared to the same period in 2015 were as follows:

	2016 v. 2015
	Three Months Ended	Six Months Ended
	June 30	June 30
Organic Growth:
Volume	2.4%	0.8%
Price	—%	0.5%
Organic Growth	2.4%	1.3%
Foreign Currency	(1.0%)	(1.5%)
Divestiture	(0.7%)	(0.9%)
Total	0.7%	(1.1%)

The 0.7% increase in consolidated Net Sales in the second quarter of 2016 as compared to the same period in 2015 was driven by:

•
An organic sales increase of approximately 2.4% which excludes the effects of foreign currency exchange and acquisitions and divestitures, due to an approximate 2.4% volume increase (with a 0% price increase). The volume increase was primarily due to increased sales to strategic accounts in the Americas and the Europe, Middle East and Africa (“EMEA”) regions and sales of industrial equipment, which more than offset lower sales in the Asia Pacific (“APAC”) region. Sales of new products introduced within the past three years totaled 34% of equipment revenue for the second quarter of 2016. This compares to 16% of equipment revenue in the 2015 second quarter from sales of new products introduced within the past three years. There was essentially no price increase in the 2016 second quarter due to no significant new selling list price increases and now lapping the prior year selling price list increase with an effective date of February 1, 2015. We currently do not anticipate any significant inflation, and therefore, we do not anticipate any material selling list price increases in 2016 and we expect an immaterial increase to Net Sales for the 2016 full year.

•	An unfavorable direct foreign currency translation exchange impact of approximately 1.0%.

•	An unfavorable impact resulting from the sale of our Green Machines outdoor city cleaning line of 0.7%.
The 1.1% decrease in consolidated Net Sales in the first six months of 2016 as compared to the same period in 2015 was driven by:

•	An unfavorable direct foreign currency translation exchange impact of approximately 1.5%.

•	An unfavorable impact resulting from the sale of our Green Machines outdoor city cleaning line of 0.9%.

•
An organic sales increase of approximately 1.3% which excludes the effects of foreign currency exchange and acquisitions and divestitures, due to an approximate 0.8% volume increase and a 0.5% price increase. The volume increase was primarily due to solid sales to strategic accounts and higher sales of industrial equipment, particularly in the Americas and the EMEA regions, being somewhat offset by lower sales within the APAC region and lower sales of commercial equipment. Sales of new products introduced within the past three years totaled 35% of equipment revenue in the first six months of 2016. This compares to 15% of equipment revenue in the first six months of 2015 from sales of new products introduced within the past three years. The price increase, primarily occurring in the first quarter of 2016, was the result of selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of February 1, 2015. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation. We currently do not anticipate any significant inflation, and therefore, we do not anticipate any material selling list price increases in 2016 and we expect an immaterial increase to Net Sales for the 2016 full year.

The following table sets forth the Net Sales by geographic area for the three and six months ended June 30, 2016 and 2015 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2016	2015	%	2016	2015	%
Americas	$163,857	$161,429	1.5	$297,410	$295,432	0.7
Europe, Middle East and Africa	34,391	33,741	1.9	65,124	68,388	(4.8)
Asia Pacific	18,580	20,234	(8.2)	34,158	37,324	(8.5)
Total	$216,828	$215,404	0.7	$396,692	$401,144	(1.1)
Americas
Net Sales in the Americas were $163.9 million and $297.4 million for the second quarter and first six months of 2016, an increase of 1.5% and 0.7%, respectively, from the second quarter and first six months of 2015. Organic sales in the second quarter and first six months of 2016 were driven by sales to strategic accounts, new products, and also sales of scrubbers equipped with ec-H2OTM technology in North America and solid sales in Latin America. The direct impact of foreign currency translation exchange effects within the Americas unfavorably impacted Net Sales by approximately 1.0% during the second quarter and 1.5% during the first six months of 2016. As a result, organic sales increased approximately 2.5% in the second quarter and 2.2% in the first six months of 2016.

Europe, Middle East and Africa
In our markets within EMEA, Net Sales increased 1.9% to $34.4 million for the second quarter of 2016, compared to the second quarter of 2015. For the first six months of 2016, Net Sales decreased 4.8%, compared to the first six months of 2015. Organic sales in the second quarter and first six months of 2016 were favorably impacted by strong sales to strategic accounts, including sales of scrubbers equipped with ec-H2OTM technology, being partially offset by lower sales through distribution. For the second quarter and first six months of 2016, there was an unfavorable impact on Net Sales of approximately 4.4% and 5.4%, respectively, as a result of the sale of our Green Machines outdoor city cleaning line in January 2016. In addition, the direct impact of foreign currency translation exchange effects within EMEA unfavorably impacted Net Sales by a minimal amount in the second quarter of 2016 and by approximately 1.0% during the first six months of 2016. As a result, organic sales increased approximately 6.3% in the second quarter and 1.6% in the first six months of 2016.
Asia Pacific
Net Sales in the APAC region for the second quarter and first six months of 2016 totaled $18.6 million and $34.2 million, respectively, a decrease of 8.2% and 8.5% from the second quarter and first six months of 2015, respectively. Organic sales decreased approximately 7.2% in the second quarter and 6.5% in the first six months of 2016 with organic sales growth in Australia and Japan being more than offset by sales declines in other Asian countries. Direct foreign currency translation exchange unfavorably impacted Net Sales by approximately 1.0% and 2.0% in the second quarter and first six months of 2016, respectively.
Gross Profit
Gross Profit in the second quarter of 2016 was $95.3 million, or 43.9% of Net Sales, as compared to $95.0 million, or 44.1% of Net Sales, in the second quarter of 2015. Gross profit dollars increased 0.3% versus the prior year period due to higher Net Sales in the second quarter of 2016. Gross margin was 20 basis points lower in the second quarter of 2016 due primarily to the impact from foreign currency exchange.
Gross Profit in the first six months of 2016 was $172.8 million, or 43.6% of Net Sales, compared to $173.1 million, or 43.2% of Net Sales, in the first six months of 2015. Gross profit dollars decreased 0.2% versus the prior year period due to lower Net Sales in the first six months of 2016, partially offset by lower Cost of Sales. Gross margin was 40 basis points higher versus the prior year primarily due to a more favorable product mix (with relatively higher sales of industrial equipment and lower sales of commercial equipment) which was partially offset by foreign currency headwinds that unfavorably impacted gross margin by approximately 20 basis points.
Operating Expense
Research & Development Expense
R&D Expense in the second quarter of 2016 of $8.4 million was flat compared with the second quarter of 2015. R&D Expense as a percentage of Net Sales was 3.9% for the second quarter of 2016 and 2015.
R&D Expense for the first six months of 2016 was $16.3 million, an increase of 1.1% from $16.1 million in the same period in 2015. R&D Expense as a percentage of Net Sales was 4.1% for the first six months of 2016 as compared to 4.0% for the first six months of 2015.
We continue to invest in developing innovative new products for our traditional core business, as well as in our Orbio Technologies Group, which is focused on advancing a suite of sustainable cleaning technologies. New products are a key driver of sales growth. There were five new products and product variants launched in the first half of 2016 consisting of emerging market floor machines and two models of the M17 battery-powered sweeper-scrubber. For the full year 2016, we plan to introduce at least 14 new products, including several significant industrial machines.
Selling & Administrative Expense
S&A Expense in the second quarter of 2016 increased 0.3% to $64.3 million, as compared to $64.0 million in the second quarter of 2015. S&A Expense as a percentage of Net Sales was 29.6% for the second quarter of 2016, a decrease of 10 basis points from 29.7% in the comparable 2015 quarter.
S&A Expense for the first six months of 2016 increased 0.4% to $126.7 million, as compared to $126.2 million in the first six months of 2016. S&A Expense as a percentage of Net Sales was 31.9% for the first six months of 2016, an increase of 50 basis points from 31.4% in the first six months of 2015.

The increase in S&A Expense in the second quarter and first six months of 2016 as compared to the same periods in the prior year was primarily due to investments, such as the digital transformation project to build and support our e-Business capabilities, that are anticipated to enhance our long-term sales growth. The expense incurred for these projects were somewhat offset by cost controls and improved operating efficiencies that favorably impacted S&A Expense.
Loss on Sale of Business
In the first six months of 2016, we completed the sale of our Green Machines outdoor city cleaning line. The $0.1 million loss recognized on the transaction was not material to our financial statements.
Other Income (Expense), Net
Interest Income
There was no significant change in Interest Income in the second quarter and first six months of 2016, as compared to the same periods in 2015.
Interest Expense
Interest Expense in the second quarter of 2016 was $0.3 million, as compared to $0.4 million in the second quarter of 2015. Interest Expense in the first six months of 2016 was $0.6 million as compared to $0.8 million in the first six months of 2015. The lower Interest Expense in the second quarter and first six months of 2016 as compared to the same periods in 2015 was primarily due to a lower level of debt.
Net Foreign Currency Transaction Gains (Losses)
Net Foreign Currency Transaction Gains in the second quarter of 2016 was $0.6 million, as compared to Net Foreign Currency Transaction Losses of $0.2 million in the second quarter of 2015. Net Foreign Currency Transaction Gains in the first six months of 2016 was $0.3 million, as compared to Net Foreign Currency Transaction Losses of $0.7 million in the first six months of 2015. The favorable change in the impact from foreign currency transactions in the second quarter and first six months of 2016 was due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.
Other Expense, Net
Other Expense, Net in the second quarter of 2016 was $0.3 million, as compared to $0.2 million in the second quarter of 2015. Other Expense, Net in the first six months of 2016 was $0.4 million, as compared to $0.2 million in the first six months of 2015. The unfavorable change in Other Expense, Net in the second quarter and first six months 2016 was primarily due to higher contributions to the Tennant Foundation.
Income Taxes
The effective tax rate in the second quarter of 2016 was 32.2%, as compared to the effective rate in the second quarter of the prior year of 32.1%.
The year-to-date overall effective tax rate for the first six months of 2016 and 2015 was 32.1%.
The overall effective tax rate remained constant. The benefit of the Federal R&D tax credit in 2016, which was reenacted in December 2015, was offset by changes in the mix in expected full year taxable earnings by country. The 2015 second quarter and first six months year-to-date tax rates did not include any benefit for the Federal R&D tax credit as we were not allowed to consider the credit in our tax rate until it was formally reenacted.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $27.9 million at June 30, 2016, as compared to $51.3 million as of December 31, 2015. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.2 as of June 30, 2016 and December 31, 2015, and our working capital was $149.5 million and $160.4 million, respectively. Our debt-to-capital ratio was 7.5% as of June 30, 2016, compared with 8.9% as of December 31, 2015.

Cash Flow Summary
Cash used in our operating, investing and financing activities is summarized as follows (in thousands):

	Six Months Ended
	June 30
	2016	2015
Operating Activities	$12,441	$6,573
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(14,342)	(7,404)
Proceeds from Sale of Business	285	—
Decrease (Increase) in Restricted Cash	120	(18)
Financing Activities	(21,822)	(23,535)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(37)	(940)
Net Decrease in Cash and Cash Equivalents	$(23,355)	$(25,324)
Operating Activities
Operating activities provided $12.4 million of cash for the six months ended June 30, 2016. Cash provided by operating activities was driven primarily by cash inflows from Net Earnings of $19.8 million and Income Taxes of $6.7 million. These cash inflows were partially offset by cash outflows resulting from an increase in Accounts Receivable of $12.3 million, a decrease in Employee Compensation and Benefits liabilities of $5.8 million, an increase in Inventories of $3.9 million and a decrease in Other Current Liabilities of $3.9 million.
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

	June 30, 2016	December 31, 2015	June 30, 2015
DSO	60	61	62
DIOH	86	89	89
As of June 30, 2016, DSO decreased 2 days as compared to June 30, 2015 and decreased 1 day as compared to December 31, 2015. The decrease is primarily due to the trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances having a larger unfavorable impact than the unfavorable variety of terms offered and mix of business.
As of June 30, 2016, DIOH decreased 3 days as compared to June 30, 2015 and December 31, 2015, primarily due to progress from inventory reduction initiatives, somewhat offset by increased levels of inventory in support of higher anticipated sales levels and the launches of new products.
Investing Activities
Investing activities during the six months ended June 30, 2016 used $13.9 million. Net capital expenditures used $14.3 million. This was partially offset by proceeds of $0.3 million from the sale of our Green Machines outdoor city cleaning line, as described further in Note 3, as well as proceeds of $0.1 million from a decrease in our Restricted Cash balance. Capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment.
Investing activities, consisting of capital expenditures, used $7.4 million in cash during the six months ended June 30, 2015. Capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment.

Financing Activities
Net cash used in financing activities was $21.8 million during the first six months of 2016. The purchases of our Common Stock per our authorized repurchase program used $12.8 million, dividend payments used $7.1 million and the payments of Long-Term Debt used $3.4 million, partially offset by proceeds from the issuance of Common Stock of $1.2 million and the excess tax benefit on stock plans of $0.2 million.
Net cash used in financing activities was $23.5 million during the first six months of 2015. The purchases of our Common Stock per our authorized repurchase program used $14.2 million, dividend payments used $7.3 million and the payment of Long-Term Debt used $3.4 million, partially offset by cash inflows arising from the issuance of Common Stock of $0.8 million and the excess tax benefit on stock plans of $0.7 million.
Indebtedness
As of June 30, 2016, we had committed lines of credit totaling $125.0 million and uncommitted credit facilities totaling $87.2 million. There were $10.0 million in outstanding borrowings under our JPMorgan facility (described below) and $11.1 million in outstanding borrowings under our Prudential facility (described below) as of June 30, 2016. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $3.2 million. Commitment fees on unused lines of credit for the six months ended June 30, 2016 were $0.1 million.
Our most restrictive covenants are part of our Amended and Restated Credit Agreement with JPMorgan (as defined below), which are the same covenants in our Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of June 30, 2016, our indebtedness to EBITDA ratio was 0.34 to 1 and our EBITDA to interest expense ratio was 76.03 to 1.
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
As of June 30, 2016, we were in compliance with all covenants under the Amended and Restated Credit Agreement. There were $10.0 million in outstanding borrowings under this facility at June 30, 2016, with a weighted average interest rate of 1.53%. This facility, under the current terms of the Amended and Restated Credit Agreement, expires on June 30, 2020.
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
As of June 30, 2016, there were $11.1 million in outstanding borrowings under the Shelf Agreement, consisting of $4.0 million of Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a term of seven years, with remaining serial maturities from 2017 to 2018, and the $7.1 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a term of 10 years, with remaining serial maturities from 2017 to 2021. The third payment of $2.0 million on Series A notes was made during the first quarter of 2016. The second payment of $1.4 million on Series B notes was made during the second quarter of 2016. We were in compliance with all covenants under the Shelf Agreement as of June 30, 2016. The issuance period, under the current terms of the Shelf Agreement, expires on June 30, 2018.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2.0 million, or approximately $2.2 million. There was no balance outstanding on this facility as of June 30, 2016.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. As of June 30, 2016, there were no outstanding borrowings on this facility.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Companies will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, which is our fiscal 2020. Early application is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements and related disclosures.
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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended June 30, 2016 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

For the Quarter Ended June 30, 2016	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2016	844	$54.96	—	504,454
May 1 - 31, 2016	86,191	52.55	86,093	418,361
June 1 - 30, 2016	23,461	50.86	23,312	395,049
Total	110,496	$52.21	109,405	395,049

(1)
Includes 1,091 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2016 and 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to the Condensed Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	July 28, 2016	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	July 28, 2016	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)