Form 10-Q
period 2016-09-30
TENNANT CO
filed 2016-10-28
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of October 21, 2016, there were 17,630,727 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except shares and per share data)	September 30		September 30
	2016	2015	2016	2015
Net Sales	$200,134	$204,802	$596,826	$605,946
Cost of Sales	114,839	116,145	338,740	344,175
Gross Profit	85,295	88,657	258,086	261,771

Operating Expense:
Research and Development Expense	8,418	8,207	24,712	24,321
Selling and Administrative Expense	60,623	64,681	187,315	190,840
Impairment of Long-Lived Assets	—	11,199	—	11,199
Loss on Sale of Business	—	—	149	—
Total Operating Expense	69,041	84,087	212,176	226,360
Profit from Operations	16,254	4,570	45,910	35,411

Other Income (Expense):
Interest Income	107	42	188	145
Interest Expense	(329)	(215)	(919)	(1,011)
Net Foreign Currency Transaction (Losses) Gains	(149)	(272)	175	(940)
Other Expense, Net	(10)	(174)	(360)	(411)
Total Other Expense, Net	(381)	(619)	(916)	(2,217)

Profit Before Income Taxes	15,873	3,951	44,994	33,194
Income Tax Expense	4,396	4,902	13,750	14,302
Net Earnings (Loss)	$11,477	$(951)	$31,244	$18,892

Net Earnings (Loss) per Share:
Basic	$0.66	$(0.05)	$1.78	$1.04
Diluted	$0.64	$(0.05)	$1.74	$1.01

Weighted Average Shares Outstanding:
Basic	17,498,808	17,941,171	17,516,941	18,139,314
Diluted	17,973,206	17,941,171	17,955,499	18,618,031

Cash Dividend Declared per Common Share	$0.20	$0.20	$0.60	$0.60

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30		September 30
	2016	2015	2016	2015
Net Earnings (Loss)	$11,477	$(951)	$31,244	$18,892
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	381	(5,559)	4,380	(11,755)
Pension and retiree medical benefits	23	220	61	658
Cash flow hedge	35	71	(394)	71
Income Taxes:
Foreign currency translation adjustments	10	134	15	133
Pension and retiree medical benefits	(9)	(82)	(23)	(245)
Cash flow hedge	(13)	(27)	147	(27)
Total Other Comprehensive Income (Loss), net of tax	427	(5,243)	4,186	(11,165)
Comprehensive Income (Loss)	$11,904	$(6,194)	$35,430	$7,727
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except shares and per share data)	2016	2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$42,283	$51,300
Restricted Cash	549	640
Accounts Receivable, less Allowances of $3,963 and $3,615, respectively	135,458	140,445
Inventories	87,284	77,292
Prepaid Expenses	14,031	14,656
Other Current Assets	1,952	2,485
Assets Held for Sale	—	6,826
Total Current Assets	281,557	293,644
Property, Plant and Equipment	308,922	276,811
Accumulated Depreciation	(195,540)	(181,853)
Property, Plant and Equipment, Net	113,382	94,958
Deferred Income Taxes	13,217	12,051
Goodwill	24,669	16,803
Intangible Assets, Net	2,887	3,195
Other Assets	17,362	11,644
Total Assets	$453,074	$432,295
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$3,461	$3,459
Accounts Payable	44,997	50,350
Employee Compensation and Benefits	30,861	34,528
Income Taxes Payable	985	1,398
Other Current Liabilities	42,585	43,027
Liabilities Held for Sale	—	454
Total Current Liabilities	122,889	133,216
Long-Term Liabilities:
Long-Term Debt	32,744	21,194
Employee-Related Benefits	20,579	21,508
Deferred Income Taxes	85	5
Other Liabilities	4,556	4,165
Total Long-Term Liabilities	57,964	46,872
Total Liabilities	180,853	180,088
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 17,629,196 and 17,744,381 shares issued and outstanding, respectively	6,611	6,654
Additional Paid-In Capital	3,032	—
Retained Earnings	306,521	293,682
Accumulated Other Comprehensive Loss	(43,943)	(48,129)
Total Shareholders’ Equity	272,221	252,207
Total Liabilities and Shareholders’ Equity	$453,074	$432,295
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In thousands)	September 30
	2016	2015
OPERATING ACTIVITIES
Net Earnings	$31,244	$18,892
Adjustments to reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	13,150	11,964
Amortization	323	1,368
Impairment of Long-Lived Assets	—	11,199
Deferred Income Taxes	(676)	(4,161)
Share-Based Compensation Expense	5,747	6,580
Allowance for Doubtful Accounts and Returns	779	1,426
Loss on Sale of Business	149	—
Other, Net	(418)	(102)
Changes in Operating Assets and Liabilities:
Receivables	5,752	6,693
Inventories	(4,873)	(14,712)
Accounts Payable	(6,415)	(4,720)
Employee Compensation and Benefits	(5,448)	2,354
Other Current Liabilities	(3,097)	(872)
Income Taxes	2,248	(825)
Other Assets and Liabilities	(5,183)	(4,180)
Net Cash Provided by Operating Activities	33,282	30,904
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(22,499)	(14,597)
Proceeds from Disposals of Property, Plant and Equipment	559	257
Acquisition of Businesses, Net of Cash Acquired	(12,358)	—
Proceeds from Sale of Business	285	1,188
Decrease (Increase) in Restricted Cash	116	(319)
Net Cash Used in Investing Activities	(33,897)	(13,471)
FINANCING ACTIVITIES
Payments of Long-Term Debt	(3,452)	(3,429)
Issuance of Long-Term Debt	15,000	—
Purchases of Common Stock	(12,762)	(39,123)
Proceeds from Issuance of Common Stock	2,893	981
Excess Tax Benefit on Stock Plans	447	707
Dividends Paid	(10,583)	(10,953)
Net Cash Used in Financing Activities	(8,457)	(51,817)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	55	(1,771)
Net Decrease in Cash and Cash Equivalents	(9,017)	(36,155)
Cash and Cash Equivalents at Beginning of Period	51,300	92,962
Cash and Cash Equivalents at End of Period	$42,283	$56,807

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$11,329	$18,052
Cash Paid for Interest	$796	$886
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$1,322	$721
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
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2015 restructuring actions	$3,263
Cash payments	(1,332)
Foreign currency adjustments	(19)
December 31, 2015 balance	$1,912
2016 utilization:
Cash payments	(1,315)
Foreign currency adjustments	34
September 30, 2016 balance	$631

3.	Acquisitions
On July 28, 2016, pursuant to an asset purchase agreement and real estate purchase agreement with Crawford Laboratories, Inc. and affiliates thereof ("Sellers"), we acquired selected assets and liabilities of the Seller's commercial floor coatings business, including the Florock® Polymer Flooring brand ("Florock"). Florock manufactures commercial floor coatings systems in Chicago, IL. The purchase price was $12,065, subject to customary working capital adjustments. The purchase price of $12,065 is comprised of $10,965 paid at closing, with the remaining $1,100 to be paid within 6 months of closing, subject to working capital and other adjustments per the purchase agreement.

On September 1, 2016, we acquired selected assets and liabilities of Dofesa Barrido Mecanizado ("Dofesa"), which was our largest distributor in Mexico over many decades. The operations are based in Aguascalientes, Mexico, and their addition allows us to expand our sales and service network in an important market. The purchase price was $5,000 less assumed liabilities of $3,448, subject to customary working capital adjustments. The net purchase price of $1,552 is comprised of $1,202 paid at closing, and a value added tax of $191, with the remaining $350 to be paid within 60 days of closing, subject to working capital adjustments.
The acquisitions have been accounted for as business combinations and the results of their operations have been included in the Condensed Consolidated Financial Statements since their respective dates of acquisition. The impact of the incremental revenue and earnings recorded as a result of the acquisitions are not material to our Condensed Consolidated Financial Statements. The purchase price allocations are preliminary and will be adjusted upon final determination of the fair value of assets acquired and liabilities assumed. We expect that part of the Goodwill will be reallocated to Intangible Assets, such as Customer Lists and Trade Names, once our valuation process is complete.
The preliminary components of the purchase price of the business combinations described above have been allocated as follows:

Current Assets	$6,511
Property, Plant and Equipment, net	5,060
Goodwill	7,280
Other Assets	2
Total Assets Acquired	18,853
Current Liabilities	5,045
Total Liabilities Assumed	5,045
Net Assets Acquired	$13,808

4.	Divestiture
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
On January 19, 2016, we signed a Business Purchase Agreement (“BPA”) with Green Machines International GmbH and Green Machine Sweepers UK Limited ("the Buyers"), subsidiaries of M&F Management and Financing GmbH, which is also the parent company of the master distributor of our products in Central Eastern Europe, Middle East and Africa, TCS EMEA GmbH, for the sale of our Green Machines outdoor city cleaning line. Per the terms of the BPA, the sale closed on January 31, 2016. Including working capital adjustments, the aggregate consideration for the Green Machines business was $5,774. On October 25, 2016, we signed Amendment No. 1 to the BPA ("Amended BPA") with the Buyers. Under the Amended BPA, the total aggregate consideration will be paid as follows:

•	Initial cash consideration of $285, which was received during the first quarter of 2016.

•	The remaining purchase price of $5,489 will be financed and received in 16 equal installments on the last business day of each quarter, commencing with the quarter ended March 31, 2018.
In the first nine months of 2016, as a result of this divestiture, we recorded a pre-tax loss of $149 in our Profit from Operations in the Condensed Consolidated Statements of Operations. The impact of the recorded loss and the sale of Green Machines is not material to our earnings as Green Machines only accounted for approximately two percent of our total sales.
Subsequent to the closing date, we have been acting as a distributor for Green Machine Sweepers UK Limited by continuing to sell Green Machines in some regions, primarily certain countries in the Americas and APAC, and will also serve as the exclusive service provider for Green Machines worldwide. Net of this estimated revenue, the divestiture is anticipated to reduce Tennant's annual revenue by approximately one percent, with an immaterial impact on earnings.
We have identified Green Machines International GmbH as a variable interest entity (“VIE”) and have performed a qualitative assessment to determine if Tennant is the primary beneficiary of the VIE. We have determined that we are not the primary beneficiary of the VIE and consolidation of the VIE is not considered necessary.

5.	Inventories
Inventories are valued at the lower of cost or market. Inventories at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Inventories carried at LIFO:
Finished goods	$43,753	$41,225
Raw materials, production parts and work-in-process	25,670	22,158
LIFO reserve	(27,645)	(27,645)
Total LIFO inventories	41,778	35,738
Inventories carried at FIFO:
Finished goods	31,705	32,421
Raw materials, production parts and work-in-process	13,801	13,812
Inventories held for sale	—	(4,679)
Total FIFO inventories	45,506	41,554
Total inventories	$87,284	$77,292
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

6.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the nine months ended September 30, 2016 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2015	$60,447	$(43,644)	$16,803
Additions	7,280	—	7,280
Foreign currency fluctuations	(3,715)	4,301	586
Balance as of September 30, 2016	$64,012	$(39,343)	$24,669
The balances of acquired Intangible Assets, excluding Goodwill, as of September 30, 2016 and December 31, 2015, were as follows:

	Customer Lists and Service Contracts	Trade Name	Technology	Total
Balance as of September 30, 2016
Original cost	$6,580	$—	$5,224	$11,804
Accumulated amortization	(6,148)	—	(2,769)	(8,917)
Carrying value	$432	$—	$2,455	$2,887
Weighted average original life (in years)	15	—	13
Balance as of December 31, 2015
Original cost	$19,781	$3,859	$6,596	$30,236
Accumulated amortization	(19,232)	(3,859)	(3,950)	(27,041)
Carrying value	$549	$—	$2,646	$3,195
Weighted average original life (in years)	15	14	13
The addition to Goodwill during the first nine months of 2016 was based on the preliminary purchase price allocation of our acquisition of the Florock brand and the assets of Dofesa Barrido Mecanizado, as described further in Note 3.
The accumulated amortization balances for the year ended December 31, 2015 included fully impaired customer lists, trade name and technology intangible assets that were impaired as a result of our decision to hold the assets and liabilities of the Green Machines outdoor city cleaning line for sale in 2015.

Amortization expense on Intangible Assets for the three and nine months ended September 30, 2016 was $99 and $323, respectively. Amortization expense on Intangible Assets for the three and nine months ended September 30, 2015 was $332 and $1,368, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2016	$86
2017	317
2018	311
2019	311
2020	311
Thereafter	1,551
Total	$2,887

7.	Debt
Debt outstanding is summarized as follows:

	September 30, 2016	December 31, 2015
Long-Term Debt:
Credit facility borrowings	$36,143	$24,571
Capital lease obligations	62	82
Total Debt	36,205	24,653
Less: Current Portion	(3,461)	(3,459)
Long-Term Portion	$32,744	$21,194
As of September 30, 2016, we had committed lines of credit totaling $125,000 and uncommitted credit facilities totaling $87,246. There were $25,000 in outstanding borrowings under our JPMorgan facility (described below) and $11,143 in outstanding borrowings under our Prudential facility (described below) as of September 30, 2016. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $3,370. Commitment fees on unused lines of credit for the nine months ended September 30, 2016 were $166.
Our most restrictive covenants are part of our Amended and Restated Credit Agreement with JPMorgan (as defined below), which are the same covenants in the Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2016, our indebtedness to EBITDA ratio was 0.53 to 1 and our EBITDA to interest expense ratio was 68.37 to 1.
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
As of September 30, 2016, we were in compliance with all covenants under the Amended and Restated Credit Agreement. There were $25,000 in outstanding borrowings under this facility at September 30, 2016, with a weighted average interest rate of 1.58%. This facility, under the current terms of the Amended and Restated Credit Agreement, expires on June 30, 2020.
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

As of September 30, 2016, there were $11,143 in outstanding borrowings under the Shelf Agreement, consisting of $4,000 of Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a term of seven years, with remaining serial maturities from 2017 to 2018, and the $7,143 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a term of 10 years, with remaining serial maturities from 2017 to 2021. The third payment of $2,000 on Series A notes was made during the first quarter of 2016. The second payment of $1,429 on Series B notes was made during the second quarter of 2016. We were in compliance with all covenants under the Shelf Agreement as of September 30, 2016. The issuance period, under the current terms of the Shelf Agreement, expires on June 30, 2018.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2,000, or approximately $2,246. There was no balance outstanding on this facility as of September 30, 2016.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. As of September 30, 2016, there were no outstanding borrowings on this facility.

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
The changes in warranty reserves for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended
	September 30
	2016	2015
Beginning balance	$10,093	$9,686
Additions charged to expense	8,888	8,659
Foreign currency fluctuations	85	(175)
Claims paid	(8,707)	(8,055)
Ending balance	$10,359	$10,115

9.	Derivatives
Hedge Accounting and Hedging Programs
We recognize all derivative instruments as either assets or liabilities in our Condensed Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
We evaluate hedge effectiveness on our hedges that are designated and qualify for hedge accounting at the inception of the hedge prospectively, as well as retrospectively, and record any ineffective portion of the hedging instruments in Net Foreign Currency Transaction (Losses) Gains in our Condensed Consolidated Statements of Operations. The time value of purchased contracts is recorded in Net Foreign Currency Transaction (Losses) Gains in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging – Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Condensed Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction (Losses) Gains in our Condensed Consolidated Statements of Operations. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At September 30, 2016 and December 31, 2015, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $40,073 and $45,851, respectively.

Cash Flow Hedging – Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $2,687 and $2,486 as of September 30, 2016 and December 31, 2015, respectively. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $8,116 and $11,271 as of September 30, 2016 and December 31, 2015, respectively.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the fair value of these cash flow hedges in Accumulated Other Comprehensive Loss in our Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to Net Sales in our Condensed Consolidated Statements of Operations. In the event the hedge becomes ineffective, the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from Accumulated Other Comprehensive Loss to Net Foreign Currency Transaction (Losses) Gains in our Condensed Consolidated Statements of Operations at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in Net Foreign Currency Transaction (Losses) Gains in our Condensed Consolidated Statements of Operations.
The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)(2)	$127	$—	$387	$—
Foreign currency forward contracts(1)	—	22	113	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	$27	$689	$171	$7

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

As of September 30, 2016, we anticipate reclassifying approximately $230 of losses from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive Income (Loss), net of tax(1)	$(20)	$(9)	$(250)	$(74)
Net (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax(2)	(88)	37	(88)	11
Net (loss) gain recognized in earnings(3)	(11)	1	(17)	1
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(4)	$—	$(330)	$—	$(2,392)
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in Other Comprehensive Income (Loss), net of tax(1)	$(7)	$51	$(7)	$51
Net (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax(2)	—	—	—	—
Net (loss) gain recognized in earnings(3)	—	—	—	—
Derivatives not designated as hedging instruments:
Net gain recognized in earnings(4)	$—	$840	$—	$3,334

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive Income (Loss).

(2)	Effective portion classified as Net Sales.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in Net Foreign Currency Transaction (Losses)Gains.

(4)	Classified in Net Foreign Currency Transaction (Losses) Gains.

10.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at September 30, 2016 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$27	$—	$27	$—
Foreign currency option contracts	127	—	127	—
Total Assets	$154	$—	$154	$—
Liabilities:
Foreign currency forward exchange contracts	$711	$—	$711	$—
Total Liabilities	$711	$—	$711	$—
Our foreign currency forward and option exchange contracts are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our foreign currency forward exchange and option contracts are discussed in Note 9.
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
Our defined benefit pension plans and postretirement medical plan are described in Note 13 of our annual report on Form 10-K for the year ended December 31, 2015. We have contributed $102 and $381 during the third quarter of 2016 and $311 and $845 during the first nine months of 2016 to our pension plans and to our postretirement medical plan, respectively.
The components of the net periodic (benefit) cost for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$88	$120	$32	$36	$25	$24
Interest cost	414	428	96	125	99	98
Expected return on plan assets	(599)	(653)	(89)	(148)	—	—
Amortization of net actuarial loss	13	209	—	—	—	—
Amortization of prior service cost	10	10	29	67	—	—
Foreign currency	—	—	(57)	8	—	—
Net periodic (benefit) cost	$(74)	$114	$11	$88	$124	$122

	Nine Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$265	$360	$104	$108	$73	$72
Interest cost	1,244	1,283	304	373	298	294
Expected return on plan assets	(1,799)	(1,960)	(283)	(438)	—	—
Amortization of net actuarial loss	30	627	—	—	—	—
Amortization of prior service cost	31	31	93	197	—	—
Foreign currency	—	—	(33)	43	—	—
Net periodic (benefit) cost	$(229)	$341	$185	$283	$371	$366

12.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of September 30, 2016, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $13,814, of which we have guaranteed $11,143. As of September 30, 2016, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $333 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
During the first quarter of 2016, we entered into a distributor agreement with Green Machine Sweepers UK Limited, an affiliate of Green Machines International GmbH, for the exclusive right for Tennant to distribute, market, sell, rent and lease Green Machines products, aftermarket parts and consumables in the Americas and APAC. As part of this distributor agreement, we entered into a purchase commitment obligating us to purchase $12,000 of products and aftermarket parts and consumables annually for the next two years, for a total purchase commitment of $24,000. Per the terms of Amendment No. 1 to the distributor agreement signed on October 25, 2016, this purchase commitment has been removed, and we have surrendered our right to distribute Green Machines products and parts in certain APAC and Latin American countries.
On March 23, 2016, we entered into a four year Joint Development Agreement with a partner to develop software. As part of that agreement we have committed to spend $3,000 during the first year of the agreement and $8,000 over the life of the agreement, subject to regular time and materials billing and achievement of contract milestones.

13.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	September 30, 2016	December 31, 2015
Foreign currency translation adjustments	$(40,190)	$(44,585)
Pension and retiree medical benefits	(3,609)	(3,647)
Cash flow hedge	(144)	103
Total Accumulated Other Comprehensive Loss	$(43,943)	$(48,129)

The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Cash Flow Hedge	Total
December 31, 2015	$(44,585)	$(3,647)	$103	$(48,129)
Other comprehensive income (loss) before reclassifications	4,395	—	(324)	4,071
Amounts reclassified from Accumulated Other Comprehensive Loss	—	38	77	115
Net current period other comprehensive income (loss)	$4,395	$38	$(247)	$4,186
September 30, 2016	$(40,190)	$(3,609)	$(144)	$(43,943)

14.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2013 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2007.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $2,463 for unrecognized tax benefits as of September 30, 2016, there was approximately $475 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2016 was $2,075. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
Unrecognized tax benefits were reduced by $442 during the first nine months of 2016 for the expiration of the statute of limitations in various jurisdictions and settlement with tax authorities.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2007 to 2014. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

15.	Share-Based Compensation
Our share-based compensation plans are described in Note 17 of our annual report on Form 10-K for the year ended December 31, 2015. During the three months ended September 30, 2016 and 2015, we recognized total Share-Based Compensation Expense of $1,321 and $1,691, respectively. During the nine months ended September 30, 2016 and 2015, we recognized total Share-Based Compensation Expense of $5,747 and $6,580, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the nine months ended September 30, 2016 and 2015 was $447 and $707, respectively.
During the first nine months of 2016, we granted 27,921 restricted shares. The weighted average grant date fair value of each share awarded was $53.02. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the nine months ended September 30, 2016 and 2015 was $1,835 and $900, respectively.

16.	Earnings (Loss) Per Share
The computations of Basic and Diluted Earnings (Loss) per Share were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Numerator:
Net Earnings (Loss)	$11,477	$(951)	$31,244	$18,892
Denominator:
Basic - Weighted Average Shares Outstanding	17,498,808	17,941,171	17,516,941	18,139,314
Effect of dilutive securities:
Share-based compensation plans	474,398	—	438,558	478,717
Diluted - Weighted Average Shares Outstanding	17,973,206	17,941,171	17,955,499	18,618,031
Basic Earnings (Loss) per Share	$0.66	$(0.05)	$1.78	$1.04
Diluted Earnings (Loss) per Share	$0.64	$(0.05)	$1.74	$1.01

Excluded from the dilutive securities shown above were options to purchase 313,711 and 746,206 shares of Common Stock during the three months ended September 30, 2016 and 2015, respectively. Excluded from the dilutive securities shown above were options to purchase 382,075 and 242,874 shares of Common Stock during the nine months ended September 30, 2016 and 2015, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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
Net Sales attributed to each geographic area for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Americas	$152,294	$148,947	$449,704	$444,379
Europe, Middle East and Africa	29,309	34,525	94,433	102,913
Asia Pacific	18,531	21,330	52,689	58,654
Total	$200,134	$204,802	$596,826	$605,946

Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.

18.	Related Party Transactions
During the first quarter of 2008, we acquired Sociedade Alfa Ltda. and entered into lease agreements for certain properties owned by or partially owned by the former owners of this entity. Some of these individuals are current employees of Tennant. Lease payments made under these lease agreements are not material to our financial position or results of operations.

19.	Subsequent Event
On October 25, 2016, we signed Amendment No. 1 to the Business Purchase Agreement with Green Machines International GmbH and Green Machine Sweepers UK Limited, buyers of our Green Machines outdoor city cleaning line. See Note 4 for details of the Green Machines divestiture. The Amended BPA finalized the working capital adjustment and amended the payment terms for the remaining purchase price as described in Note 4 to these financial statements. Also on October 25, 2016, we signed Amendment No. 1 to the distributor agreement with Green Machine Sweepers UK Limited, whereby we waived our exclusive rights to distribute Green Machine products and parts in specified APAC and Latin America countries, and our obligation to purchase $24,000 of Green Machines products, parts and consumables over 24 months from January 2016 was canceled. On October 25, 2016, in connection with the amended distributor agreement, we provided a $2,000 non-interest bearing cash advance to TCS EMEA GmbH, the master distributor of our products in Central Eastern Europe, Middle East and Africa, who is an affiliate of Green Machine Sweepers UK Limited. The cash advance is repayable in 36 equal installments beginning in January 2017.

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
Net Earnings for the third quarter of 2016 were $11.5 million, or $0.64 per diluted share, as compared to a Net Loss of $1.0 million, or $0.05 per diluted share, in the third quarter of 2015. Operating Profit for the third quarter of 2016 was $16.3 million, or 8.1% of Net Sales, as compared to Operating Profit of $4.6 million, or 2.2% of Net Sales, in the third quarter of 2015. Operating Profit during the third quarter of 2016 was $11.7 million higher due primarily to the 2015 third quarter $11.2 million pre-tax non-cash Impairment of Long-Lived Assets as a result of the classification of our Green MachinesTM assets as held for sale and also a $1.8 million pre-tax restructuring charge included in the 2015 Selling & Administrative ("S&A") Expense to reduce our infrastructure costs. Due to the strengthening of other currencies relative to the U.S. dollar in the 2016 third quarter, foreign currency exchange increased Operating Profit by approximately $0.5 million. These favorable impacts were offset by unfavorable impacts resulting from lower Net Sales and Gross Profit due primarily to lower sales volume in our Asia Pacific (“APAC”) region and our Europe, Middle East and Africa (“EMEA”) region (due in part to our Green Machines divestiture).
Net Earnings for the first nine months of 2016 were $31.2 million, or $1.74 per diluted share, as compared to Net Earnings of $18.9 million, or $1.01 per diluted share, in the first nine months of 2015. Operating Profit for the first nine months of 2016 was $45.9 million, or 7.7% of Net Sales, as compared to Operating Profit of $35.4 million, or 5.8% of Net Sales, in the first nine months of 2015. Operating Profit during the first nine months of 2016 was $10.5 million higher due primarily to the 2015 third quarter $11.2 million pre-tax non-cash Impairment of Long-Lived Assets as a result of the classification of our Green MachinesTM assets as held for sale and also a $1.8 million pre-tax restructuring charge included in the 2015 S&A Expense. These favorable impacts were offset by unfavorable impacts resulting from lower Net Sales and Gross Profit due primarily to lower sales volume in our APAC region and our EMEA region (due in part to our Green Machines divestiture). Due to the overall strengthening of the U.S. dollar relative to other currencies in the first nine months of 2016, foreign currency exchange reduced Operating Profit by approximately $1.6 million.

Net Loss for the third quarter of 2015 was $1.0 million, or $0.05 per diluted share, as compared to Net Earnings of $11.8 million, or $0.63 per diluted share, in the third quarter of 2014. The Net Loss in the third quarter of 2015 was primarily due to the $11.2 million pre-tax, or $0.64 per diluted share after-tax, non-cash Impairment of Long-Lived Assets as a result of the classification of our Green Machines assets as held for sale. There was also a related restructuring charge included in the S&A Expense of $1.8 million pre-tax, or $0.09 per diluted share after-tax, to reduce our infrastructure costs. Operating Profit for the third quarter of 2015 was $4.6 million, or 2.2% of Net Sales, as compared to Operating Profit of $17.1 million, or 8.4% of Net Sales, in the third quarter of 2014. Operating Profit during the third quarter of 2015 was unfavorably impacted by $13.0 million, or 640 basis points as a percentage of Net Sales, for the non-cash Impairment of Long-Lived Assets and the related restructuring charge. Operating Profit was also unfavorably impacted by higher Research and Development (“R&D”) Expense of $1.4 million as compared to the third quarter of 2014. Due to the strength of the U.S. dollar in the 2015 third quarter, foreign currency exchange reduced Operating Profit by approximately $4.2 million.
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
Historical Results
The following table compares the historical results of operations for the three and nine months ended September 30, 2016 and 2015, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2016	%	2015	%	2016	%	2015	%
Net Sales	$200,134	100.0	$204,802	100.0	$596,826	100.0	$605,946	100.0
Cost of Sales	114,839	57.4	116,145	56.7	338,740	56.8	344,175	56.8
Gross Profit	85,295	42.6	88,657	43.3	258,086	43.2	261,771	43.2
Operating Expense:
Research and Development Expense	8,418	4.2	8,207	4.0	24,712	4.1	24,321	4.0
Selling and Administrative Expense	60,623	30.3	64,681	31.6	187,315	31.4	190,840	31.5
Impairment of Long-Lived Assets	—	—	11,199	5.5	—	—	11,199	1.8
Loss on Sale of Business	—	—	—	—	149	—	—	—
Total Operating Expense	69,041	34.5	84,087	41.1	212,176	35.6	226,360	37.4
Profit from Operations	16,254	8.1	4,570	2.2	45,910	7.7	35,411	5.8
Other Income (Expense):
Interest Income	107	0.1	42	—	188	—	145	—
Interest Expense	(329)	(0.2)	(215)	(0.1)	(919)	(0.2)	(1,011)	(0.2)
Net Foreign Currency Transaction (Losses) Gains	(149)	(0.1)	(272)	(0.1)	175	—	(940)	(0.2)
Other Expense, Net	(10)	—	(174)	(0.1)	(360)	(0.1)	(411)	(0.1)
Total Other Expense, Net	(381)	(0.2)	(619)	(0.3)	(916)	(0.2)	(2,217)	(0.4)
Profit Before Income Taxes	15,873	7.9	3,951	1.9	44,994	7.5	33,194	5.5
Income Tax Expense	4,396	2.2	4,902	2.4	13,750	2.3	14,302	2.4
Net Earnings (Loss)	$11,477	5.7	$(951)	(0.5)	$31,244	5.2	$18,892	3.1
Net Earnings (Loss) per Diluted Share	$0.64		$(0.05)		$1.74		$1.01

Net Sales
Consolidated Net Sales for the third quarter of 2016 totaled $200.1 million, a 2.3% decrease as compared to consolidated Net Sales of $204.8 million in the third quarter of 2015. Consolidated Net Sales for the first nine months of 2016 totaled $596.8 million, a 1.5% decrease as compared to consolidated Net Sales of $605.9 million for the first nine months of 2015.
The components of the consolidated Net Sales change for the three and nine months ended September 30, 2016 as compared to the same period in 2015 were as follows:

	2016 v. 2015
	Three Months Ended	Nine Months Ended
	September 30	September 30
Organic Growth:
Volume	(2.2%)	0.1%
Price	—%	—%
Organic Growth	(2.2%)	0.1%
Foreign Currency	—%	(1.0%)
Acquisitions & Divestiture	(0.1%)	(0.6%)
Total	(2.3%)	(1.5%)

The 2.3% decrease in consolidated Net Sales in the third quarter of 2016 as compared to the same period in 2015 was driven by:

•
An organic sales decrease of approximately 2.2% which excludes the effects of foreign currency exchange and acquisitions and divestitures, due to an approximate 2.2% volume decrease. The volume decrease was primarily due to decreased sales of industrial equipment in all regions, which more than offset higher sales to strategic accounts and sales of new products in the Americas region. Sales of new products introduced within the past three years totaled 40% of equipment revenue for the third quarter of 2016. This compares to 24% of equipment revenue in the 2015 third quarter from sales of new products introduced within the past three years. There was essentially no price increase in the 2016 third quarter due to no significant new selling list price increases and now lapping the prior year selling price list increase with an effective date of February 1, 2015. We currently do not anticipate any significant inflation, and therefore, we do not anticipate any material selling list price increases in 2016 and we expect an immaterial increase to Net Sales for the 2016 full year.

•
An unfavorable net impact of 0.1% resulting from the sale of our Green Machines outdoor city cleaning line, partially offset by the expansion of our commercial floor coatings business through the acquisition of the Florock® brand.

The 1.5% decrease in consolidated Net Sales in the first nine months of 2016 as compared to the same period in 2015 was driven by:

•	An unfavorable direct foreign currency translation exchange impact of approximately 1.0%.

•	An unfavorable net impact of 0.6% resulting from the sale of our Green Machines outdoor city cleaning line, partially offset by the acquisition of the Florock brand.

•
An organic sales increase of approximately 0.1% which excludes the effects of foreign currency exchange and acquisitions and divestitures, due to an approximate 0.1% volume increase. The volume increase was primarily due to sales to strategic accounts and sales of new products, particularly in the Americas region, being somewhat offset by lower sales within the EMEA and APAC regions and lower sales of commercial equipment. Sales of new products introduced within the past three years totaled 37% of equipment revenue in the first nine months of 2016. This compares to 19% of equipment revenue in the first nine months of 2015 from sales of new products introduced within the past three years. The price increase, primarily occurring in the first quarter of 2016, was the result of selling list price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of February 1, 2015. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation. There was essentially no price increase in the first nine months of 2016 due to no significant new selling list price increases and now lapping the prior year selling price list increase with an effective date of February 1, 2015. We currently do not anticipate any significant inflation, and therefore, we do not anticipate any material selling list price increases in 2016 and we expect an immaterial increase to Net Sales for the 2016 full year.

The following table sets forth the Net Sales by geographic area for the three and nine months ended September 30, 2016 and 2015 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2016	2015	%	2016	2015	%
Americas	$152,294	$148,947	2.2	$449,704	$444,379	1.2
Europe, Middle East and Africa	29,309	34,525	(15.1)	94,433	102,913	(8.2)
Asia Pacific	18,531	21,330	(13.1)	52,689	58,654	(10.2)
Total	$200,134	$204,802	(2.3)	$596,826	$605,946	(1.5)
Americas
Net Sales in the Americas were $152.3 million and $449.7 million for the third quarter and first nine months of 2016, an increase of 2.2% and 1.2%, respectively, from the third quarter and first nine months of 2015. Organic sales in the third quarter and first nine months of 2016 were driven by sales to strategic accounts, new products and strong sales in Latin America. Sales in the third quarter of 2016 were negatively impacted by productivity challenges in North America that resulted in a larger than normal order backlog at quarter end. The direct impact of foreign currency translation exchange effects within the Americas did not materially impact Net Sales during the third quarter of 2016. The direct impact of foreign currency translation exchange effects unfavorably impacted Net Sales by approximately 1.0% during the first nine months of 2016. In addition, the direct impact of the Florock acquisition favorably impacted Net Sales by approximately 1.0% and 0.3% during the third quarter and first nine months of 2016, respectively. As a result, organic sales increased approximately 1.2% and 1.9% during the third quarter and first nine months of 2016, respectively.
Europe, Middle East and Africa
In our markets within EMEA, Net Sales decreased 15.1% to $29.3 million for the third quarter of 2016, compared to the third quarter of 2015. For the first nine months of 2016, Net Sales decreased 8.2%, compared to the first nine months of 2015. In the third quarter of 2016, organic sales growth through distribution in Western Europe was more than offset by organic sales declines elsewhere, particularly in the U.K. where Brexit’s negative impact on the economy, and the related devaluation of the British Pound, was larger than expected. In the first nine months of 2016, growth in organic sales to strategic accounts was more than offset by lower organic sales through the other sales channels. For the third quarter and first nine months of 2016, there was an unfavorable impact on Net Sales of approximately 5.0% and 5.3%, respectively, as a result of the sale of our Green Machines outdoor city cleaning line in January 2016. In addition, the direct impact of foreign currency translation exchange effects within EMEA unfavorably impacted Net Sales by approximately 2.5% in the third quarter of 2016 and by approximately 1.5% during the first nine months of 2016. As a result, organic sales decreased approximately 7.6% and 1.4% during the third quarter and first nine months of 2016, respectively.
Asia Pacific
Net Sales in the APAC region for the third quarter and first nine months of 2016 totaled $18.5 million and $52.7 million, respectively, a decrease of 13.1% and 10.2% from the third quarter and first nine months of 2015, respectively. Organic sales decreased approximately 15.1% in the third quarter due to lapping the particularly strong organic sales growth of approximately 21.3% in the third quarter of 2015, excluding the unfavorable direct foreign currency translation exchange impact of approximately 14.0%. Organic sales decreased approximately 9.7% in the first nine months of 2016 with organic sales growth in Japan being more than offset by sales declines in other Asian countries. Direct foreign currency translation exchange favorably impacted Net Sales by approximately 2.0% in the third quarter of 2016 and unfavorably impacted Net Sales by approximately 0.5% in the first nine months of 2016.
Gross Profit
Gross Profit in the third quarter of 2016 was $85.3 million, or 42.6% of Net Sales, as compared to $88.7 million, or 43.3% of Net Sales, in the third quarter of 2015. Gross profit dollars decreased 3.8% versus the prior year period due to lower Net Sales in the third quarter of 2016, partially offset by lower Cost of Sales. Gross margin was 70 basis points lower in the third quarter of 2016 due primarily to productivity challenges in North America, related to a skilled labor shortage.

Gross Profit in the first nine months of 2016 was $258.1 million, or 43.2% of Net Sales, compared to $261.8 million, or 43.2% of Net Sales, in the first nine months of 2015. Gross profit dollars decreased 1.4% versus the prior year period due to lower Net Sales in the first nine months of 2016, partially offset by lower Cost of Sales. Gross margin was equal to the prior year primarily due to a more favorable product mix (with relatively higher sales of industrial equipment and lower sales of commercial equipment), which was fully offset by the productivity challenges in North America during the third quarter of 2016 and foreign currency headwinds that unfavorably impacted gross margin by approximately 20 basis points during the first nine months of 2016.
Operating Expense
Research & Development Expense
R&D Expense for the third quarter of 2016 was $8.4 million, an increase of 2.6% from $8.2 million in the third quarter of 2015. R&D Expense as a percentage of Net Sales was 4.2% for the third quarter of 2016 as compared to 4.0% for the third quarter of 2015.
R&D Expense for the first nine months of 2016 was $24.7 million, an increase of 1.6% from $24.3 million in the same period in 2015. R&D Expense as a percentage of Net Sales was 4.1% for the first nine months of 2016 as compared to 4.0% for the first nine months of 2015.
We continue to invest in developing innovative new products for our traditional core business, as well as in our Orbio Technologies Group, which is focused on advancing a suite of sustainable cleaning technologies. New products are a key driver of sales growth. There were eight new products and product variants launched in the first nine months of 2016 consisting of three models of emerging market floor machines, two models of the M17 battery-powered sweeper-scrubber, and three large next-generation cleaning machines: the M20 and M30 integrated sweeper-scrubbers, and the T20 heavy-duty industrial rider scrubber. For the full year 2016, we plan to introduce at least 10 new products, of which 8 were introduced in the first nine months of 2016.
Selling & Administrative Expense
S&A Expense in the third quarter of 2016 decreased 6.3% to $60.6 million, as compared to $64.7 million in the third quarter of 2015. S&A Expense as a percentage of Net Sales was 30.3% for the third quarter of 2016, a decrease of 130 basis points from 31.6% in the comparable 2015 quarter.
S&A Expense for the first nine months of 2016 decreased 1.8% to $187.3 million, as compared to $190.8 million in the first nine months of 2016. S&A Expense as a percentage of Net Sales was 31.4% for the first nine months of 2016, a decrease of 10 basis points from 31.5% in the first nine months of 2015.
The decrease in S&A Expense in the third quarter and first nine months of 2016 as compared to the same periods in the prior year was primarily due to the favorable impacts from cost controls and improved operating efficiencies. In addition, the S&A Expense in the third quarter of 2016 was favorably impacted by the $1.8 million restructuring charge we recorded in the third quarter of 2015 to reduce our infrastructure costs. These favorable impacts were partially offset by investments in high priority growth initiatives.
Loss on Sale of Business
In the first nine months of 2016, we completed the sale of our Green Machines outdoor city cleaning line. The $0.1 million loss recognized on the transaction was not material to our financial statements.
Other Expense, Net
Interest Income
There was no significant change in Interest Income in the third quarter and first nine months of 2016, as compared to the same periods in 2015.
Interest Expense
Interest Expense in the third quarter of 2016 was $0.3 million, as compared to $0.2 million in the third quarter of 2015. The higher Interest Expense in the third quarter of 2016 as compared to the third quarter 2015 was primarily due to incurring $15.0 million of Long-Term Debt during the third quarter of 2016 related to recent acquisitions. Interest Expense in the first nine months of 2016 was $0.9 million as compared to $1.0 million in the first nine months of 2015. The lower Interest Expense in the first nine months of 2016 as compared to the same periods in 2015 was primarily due to a lower level of debt for the first half of the year.

Net Foreign Currency Transaction (Losses) Gains
Net Foreign Currency Transaction Losses in the third quarter of 2016 were $0.1 million, as compared to Net Foreign Currency Transaction Losses of $0.3 million in the third quarter of 2015. Net Foreign Currency Transaction Gains in the first nine months of 2016 were $0.2 million, as compared to Net Foreign Currency Transaction Losses of $0.9 million in the first nine months of 2015. The favorable change in the impact from foreign currency transactions in the third quarter and first nine months of 2016 was due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.
Other Expense, Net
There was no significant change in Other Expense, Net in the third quarter and first nine months of 2016, as compared to the same periods in 2015.
Income Taxes
The effective tax rate in the third quarter of 2016 was 27.7%, as compared to the effective tax rate in the third quarter of the prior year of 124.1%. The tax expense for the third quarter of 2015 included a $0.3 million tax expense associated with an $11.2 million Impairment of Long-Lived Assets and a $0.2 million tax benefit associated with a $1.8 million restructuring charge. Excluding these items, the third quarter 2015 overall effective tax rate would have been 28.3%.
The year-to-date overall effective tax rate was 30.6% for 2016 compared to 43.1% for 2015. Excluding the effects of the impairment and restructuring charge, the 2015 year-to-date overall effective tax rate would have been 30.7%.
The decrease in the overall effective tax rate to 30.6% in 2016 compared to 30.7% in 2015, excluding the 2015 special items, was primarily related to the mix in expected full year taxable earnings by country and the Federal R&D tax credit, which was reenacted in December 2015. The 2015 third quarter and first nine months year-to-date tax rates did not include any benefit for the Federal R&D tax credit as we are not allowed to consider the credit in our tax rate until it was formally reenacted.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $42.3 million at September 30, 2016, as compared to $51.3 million as of December 31, 2015. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.3 as of September 30, 2016 and 2.2 as of December 31, 2015, and our working capital was $158.7 million and $160.4 million, respectively. Our debt-to-capital ratio was 11.7% as of September 30, 2016, compared with 8.9% as of December 31, 2015.
Cash Flow Summary
Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	Nine Months Ended
	September 30
	2016	2015
Operating Activities	$33,282	$30,904
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(21,940)	(14,340)
Acquisition of Businesses, Net of Cash Acquired	(12,358)	—
Proceeds from Sale of Business	285	1,188
Decrease (Increase) in Restricted Cash	116	(319)
Financing Activities	(8,457)	(51,817)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	55	(1,771)
Net Decrease in Cash and Cash Equivalents	$(9,017)	$(36,155)

Operating Activities
Operating activities provided $33.3 million of cash for the nine months ended September 30, 2016. Cash provided by operating activities was driven primarily by cash inflows from Net Earnings of $31.2 million, a decrease in Accounts Receivable of $5.8 million and a net cash inflow from Income Taxes of $2.2 million. These cash inflows were partially offset by cash outflows resulting from a decrease in Accounts Payable and Employee Compensation and Benefits liabilities of $6.4 million and $5.4 million, respectively, a net cash outflow from Other Assets and Liabilities of $5.2 million, an increase in Inventories of $4.9 million and a decrease in Other Current Liabilities of $3.1 million.
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

	September 30, 2016	December 31, 2015	September 30, 2015
DSO	64	61	63
DIOH	94	89	93
As of September 30, 2016, DSO increased 1 day as compared to September 30, 2015 and increased 3 days as compared to December 31, 2015. The increase is primarily due to the unfavorable impact of terms offered and mix of business, somewhat offset by continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
As of September 30, 2016, DIOH increased 1 day as compared to September 30, 2015 and increased 5 days as compared to December 31, 2015, primarily due to increased levels of inventory in support of higher anticipated sales levels and the launches of new products, somewhat offset by progress from inventory reduction initiatives.
Investing Activities
Investing activities during the nine months ended September 30, 2016 used $33.9 million. Net capital expenditures used $21.9 million and our acquisition of the Florock brand and the assets of Dofesa Barrido Mecanizado, a long-time distributor based in central Mexico, used $12.4 million, net of cash acquired, as described further in Note 3. This was partially offset by proceeds of $0.3 million from the sale of our Green Machines outdoor city cleaning line, as described further in Note 4, as well as proceeds of $0.1 million from a decrease in our Restricted Cash balance. Capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment.
Investing activities during the nine months ended September 30, 2015 used $13.5 million. Net capital expenditures used $14.3 million. This was partially offset by continued proceeds of $1.2 million from the sale of a business in 2012. Capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment.
Financing Activities
Net cash used in financing activities was $8.5 million during the first nine months of 2016. The purchases of our Common Stock per our authorized repurchase program used $12.8 million, dividend payments used $10.6 million and the payments of Long-Term Debt used $3.5 million, partially offset by proceeds from the incurrence of Long-Term Debt of $15.0 million, the issuance of Common Stock of $2.9 million and the excess tax benefit on stock plans of $0.4 million.
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

Indebtedness
As of September 30, 2016, we had committed lines of credit totaling $125.0 million and uncommitted credit facilities totaling $87.2 million. There were $25.0 million in outstanding borrowings under our JPMorgan facility (described below) and $11.1 million in outstanding borrowings under our Prudential facility (described below) as of September 30, 2016. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $3.4 million. Commitment fees on unused lines of credit for the nine months ended September 30, 2016 were $0.2 million.
Our most restrictive covenants are part of our Amended and Restated Credit Agreement with JPMorgan (as defined below), which are the same covenants in our Shelf Agreement (as defined below) with Prudential (as defined below), and require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of September 30, 2016, our indebtedness to EBITDA ratio was 0.53 to 1 and our EBITDA to interest expense ratio was 68.37 to 1.
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
As of September 30, 2016, we were in compliance with all covenants under the Amended and Restated Credit Agreement. There were $25.0 million in outstanding borrowings under this facility at September 30, 2016, with a weighted average interest rate of 1.58%. This facility, under the current terms of the Amended and Restated Credit Agreement, expires on June 30, 2020.
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
As of September 30, 2016, there were $11.1 million in outstanding borrowings under the Shelf Agreement, consisting of $4.0 million of Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a term of seven years, with remaining serial maturities from 2017 to 2018, and the $7.1 million Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a term of 10 years, with remaining serial maturities from 2017 to 2021. The third payment of $2.0 million on Series A notes was made during the first quarter of 2016. The second payment of $1.4 million on Series B notes was made during the second quarter of 2016. We were in compliance with all covenants under the Shelf Agreement as of September 30, 2016. The issuance period, under the current terms of the Shelf Agreement, expires on June 30, 2018.
The Royal Bank of Scotland Citizens, N.A.
On September 14, 2010, we entered into an overdraft facility with The Royal Bank of Scotland Citizens, N.A. in the amount of €2.0 million, or approximately $2.2 million. There was no balance outstanding on this facility as of September 30, 2016.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. As of September 30, 2016, there were no outstanding borrowings on this facility.
Contractual Obligations
During the first quarter of 2016, we entered into a distributor agreement with Green Machine Sweepers UK Limited, an affiliate of Green Machines International GmbH, for the exclusive right for Tennant to distribute, market, sell, rent and lease Green Machines products, aftermarket parts and consumables in the Americas and APAC. As part of this distributor agreement, we entered into a purchase commitment obligating us to purchase $12.0 million of products and aftermarket parts and consumables annually for the next two years, for a total purchase commitment of $24.0 million. On October 25, 2016, we signed Amendment No. 1 to the distributor agreement that removed this obligation.
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
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year from the original effective date specified in ASU No. 2014-09. The guidance permits us to apply the new revenue recognition standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is our fiscal 2018. We are currently evaluating the impact that this standard is expected to have on our consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU modified U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authority when directly withholding shares for tax withholding purposes. The amendments in this ASU are effective for annual periods beginning after January 1, 2017, including interim periods. Early application is permitted. Management does not expect the standard to have a significant impact on our current year results. We plan to early adopt this ASU during the fourth quarter of 2016.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Companies will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, which is our fiscal 2020. Early application is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is our fiscal 2018. We are currently evaluating the impact of this amended guidance on our consolidated financial statements and related disclosures.

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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended September 30, 2016 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

For the Quarter Ended September 30, 2016	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2016	1,075	$62.02	—	395,049
August 1 - 31, 2016	328	63.67	—	395,049
September 1 - 30, 2016	804	64.97	—	395,049
Total	2,207	$63.34	—	395,049

(1)
Includes 2,207 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to the Condensed Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	October 28, 2016	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	October 28, 2016	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)