Form 10-Q
period 2017-03-31
TENNANT CO
filed 2017-05-09
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of April 30, 2017, there were 17,805,882 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(In thousands, except shares and per share data)	March 31
	2017	2016
Net Sales	$191,059	$179,864
Cost of Sales	111,323	102,362
Gross Profit	79,736	77,502

Operating Expense:
Research and Development Expense	8,446	7,904
Selling and Administrative Expense	73,903	62,439
Loss on Sale of Business	—	62
Total Operating Expense	82,349	70,405
(Loss) Profit from Operations	(2,613)	7,097

Other Income (Expense):
Interest Income	84	41
Interest Expense	(794)	(302)
Net Foreign Currency Transaction Losses	(1,197)	(273)
Other Expense, Net	(21)	(36)
Total Other Expense, Net	(1,928)	(570)

(Loss) Profit Before Income Taxes	(4,541)	6,527
Income Tax (Benefit) Expense	(584)	2,088
Net (Loss) Earnings	$(3,957)	$4,439

Net (Loss) Earnings per Share:
Basic	$(0.22)	$0.25
Diluted	$(0.22)	$0.25

Weighted Average Shares Outstanding:
Basic	17,596,546	17,544,192
Diluted	17,596,546	17,977,587

Cash Dividend Declared per Common Share	$0.21	$0.20

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2017	2016
Net (Loss) Earnings	$(3,957)	$4,439
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	2,400	3,596
Pension and retiree medical benefits	10	19
Cash flow hedge	(73)	(447)
Income Taxes:
Foreign currency translation adjustments	—	6
Pension and retiree medical benefits	(18)	(7)
Cash flow hedge	27	167
Total Other Comprehensive Income, net of tax	2,346	3,334
Comprehensive (Loss) Income	$(1,611)	$7,773
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except shares and per share data)	2017	2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$44,997	$58,033
Restricted Cash	632	517
Accounts Receivable, less Allowances of $2,641 and $3,108, respectively	137,383	149,134
Inventories	88,093	78,622
Prepaid Expenses	14,511	9,204
Other Current Assets	2,172	2,412
Total Current Assets	287,788	297,922
Property, Plant and Equipment	304,318	298,500
Accumulated Depreciation	(191,398)	(186,403)
Property, Plant and Equipment, Net	112,920	112,097
Deferred Income Taxes	16,281	13,439
Goodwill	21,456	21,065
Intangible Assets, Net	8,769	6,460
Other Assets	19,933	19,054
Total Assets	$467,147	$470,037
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$33	$3,459
Accounts Payable	49,521	47,408
Employee Compensation and Benefits	23,450	35,997
Income Taxes Payable	2,056	2,348
Other Current Liabilities	45,173	43,617
Total Current Liabilities	120,233	132,829
Long-Term Liabilities:
Long-Term Debt	45,013	32,735
Employee-Related Benefits	20,227	21,134
Deferred Income Taxes	166	171
Other Liabilities	4,956	4,625
Total Long-Term Liabilities	70,362	58,665
Total Liabilities	190,595	191,494
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 17,754,553 and 17,688,350 shares issued and outstanding, respectively	6,658	6,633
Additional Paid-In Capital	6,970	3,653
Retained Earnings	310,501	318,180
Accumulated Other Comprehensive Loss	(47,577)	(49,923)
Total Shareholders’ Equity	276,552	278,543
Total Liabilities and Shareholders’ Equity	$467,147	$470,037
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2017	2016
OPERATING ACTIVITIES
Net (Loss) Earnings	$(3,957)	$4,439
Adjustments to reconcile Net (Loss) Earnings to Net Cash Used in Operating Activities:
Depreciation	4,493	4,256
Amortization	244	112
Deferred Income Taxes	(2,650)	(509)
Share-Based Compensation Expense	2,573	2,637
Allowance for Doubtful Accounts and Returns	251	(94)
Loss on Sale of Business	—	62
Other, Net	18	60
Changes in Operating Assets and Liabilities:
Receivables	12,419	9,342
Inventories	(8,631)	(5,642)
Accounts Payable	1,882	(4,083)
Employee Compensation and Benefits	(13,630)	(9,163)
Other Current Liabilities	1,699	(6,502)
Income Taxes	(1,513)	379
Other Assets and Liabilities	(4,307)	(1,761)
Net Cash Used in Operating Activities	(11,109)	(6,467)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(4,673)	(6,820)
Proceeds from Disposals of Property, Plant and Equipment	53	65
Issuance of Long-Term Note Receivable	(1,500)	—
Acquisition of Businesses, Net of Cash Acquired	(304)	—
Purchase of Intangible Asset	(2,500)	—
Proceeds from Sale of Business	—	285
(Increase) Decrease in Restricted Cash	(85)	121
Net Cash Used in Investing Activities	(9,009)	(6,349)
FINANCING ACTIVITIES
Payments of Long-Term Debt	(11,151)	(2,008)
Issuance of Long-Term Debt	20,000	—
Purchases of Common Stock	—	(7,052)
Proceeds from Issuances of Common Stock	1,655	504
Excess Tax Benefit on Stock Plans	—	134
Dividends Paid	(3,722)	(3,539)
Net Cash Provided by (Used in) Financing Activities	6,782	(11,961)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	300	391
Net Decrease in Cash and Cash Equivalents	(13,036)	(24,386)
Cash and Cash Equivalents at Beginning of Period	58,033	51,300
Cash and Cash Equivalents at End of Period	$44,997	$26,914

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$3,289	$1,709
Cash Paid for Interest	$758	$264
Supplemental Non-cash Investing and Financing Activities:
Long-Term Note Receivable from Sale of Business	$—	$5,489
Capital Expenditures in Accounts Payable	$1,582	$1,685
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except shares and per share data)

1.	Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) requirements for interim reporting, which allows certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America to be condensed or omitted. In our opinion, the Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of our financial position and results of operations.
These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our annual report on Form 10-K for the year ended December 31, 2016. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Equity Method Investment – Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in Other Assets on the Condensed Consolidated Balance Sheets. Under this method of accounting, our share of the net earnings or losses of the investee are presented as a component of Other Income (Expense) on the Condensed Consolidated Statements of Operations. The details regarding our equity method investment in i-team North America B.V., a joint venture that will operate as the distributor of the i-mop in North America, are further described in Note 3.
New Accounting Pronouncements – In accordance with Accounting Standards Update ("ASU") No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, we present excess tax benefits along with other income tax cash flows on the Condensed Consolidated Statements of Cash Flows as an operating activity rather than, as previously required, a financing activity. For further details regarding the implementation of this ASU and the impact on our financial statements, see Note 2.
We documented the summary of significant accounting policies in the Notes to the Consolidated Financial Statements of our annual report on Form 10-K for the fiscal year ended December 31, 2016. Other than the accounting policies noted above, there have been no material changes to our accounting policies since the filing of that report.

2.	Newly Adopted Accounting Pronouncements
On March 30, 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the Condensed Consolidated Statements of Cash Flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the Company present excess tax benefits along with other income tax cash flows on the Condensed Consolidated Statements of Cash Flows as an operating activity rather than, as previously required, a financing activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016.
We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis where permitted by the new standard. As a result of this adoption:

•
We recognized discrete tax benefits of $402 in the income taxes line item of our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 related to excess tax benefits upon vesting or settlement in that period.

•
We elected to adopt the cash flow presentation of the excess tax benefits prospectively where the tax benefits are classified along with other income tax cash flows as operating cash flows in 2017. Our prior year's excess tax benefits are recognized as financing cash flows; however, other income tax cash flows are classified as operating cash flows.

•
We have elected to account for forfeitures as they occur, rather than electing to estimate the number of share-based awards expected to vest to determine the amount of compensation cost to be recognized in each period. The difference of such change is immaterial.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three months ended March 31, 2017.

3.	Investment in Joint Venture
On February 13, 2017, the Company, through a Dutch subsidiary, and i-team Global, a Future Cleaning Technologies, B.V. company headquartered in The Netherlands, announced the January 1, 2017 formation of i-team North America B.V., a joint venture that will operate as the distributor of the i-mop in North America. The joint venture will begin selling and servicing the i-mop in the second quarter of 2017. The Company owns a 50% ownership interest in the joint venture and will account for the joint venture using the equity method of accounting. In March 2017, the Company issued a $1,500 loan to the joint venture and, as a result, recorded a long-term note receivable in Other Assets on the Condensed Consolidated Balance Sheets.

4.	Management Action
During the first quarter of 2017, we implemented a restructuring action to better align our global resources and expense structure with a lower growth global economic environment. The pre-tax charge of $8,018, including other associated costs of $961, consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Operations. The charge impacted our Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC") operating segments. We believe the anticipated savings will offset the pre-tax charge in approximately one year from the date of the action. We do not expect additional costs will be incurred related to this restructuring action.
A reconciliation to the ending liability balance of severance and related costs as of March 31, 2017 is as follows:

Severance and Related Costs
Q1 2017 restructuring action	$7,057
Cash payments	(1,821)
March 31, 2017 balance	$5,236

5.	Acquisitions
On July 28, 2016, pursuant to an asset purchase agreement and real estate purchase agreement with Crawford Laboratories, Inc. and affiliates thereof ("Sellers"), we acquired selected assets and liabilities of the Seller's commercial floor coatings business, including the Florock® Polymer Flooring brand ("Florock"). Florock manufactures commercial floor coatings systems in Chicago, IL. The purchase price was $11,843, including working capital and other adjustments, and is comprised of $10,965 paid at closing, with the remaining $878 paid in two installments. We paid the first installment of $575 on October 14, 2016. The remaining amount was paid during the three months ended March 31, 2017.
On September 1, 2016, we acquired selected assets and liabilities of Dofesa Barrido Mecanizado ("Dofesa") which was our largest distributor in Mexico over many decades. The operations are based in Aguascalientes, Mexico, and their addition allows us to expand our sales and service network in an important market. The purchase price was $5,000 less assumed liabilities of $3,448, subject to customary working capital adjustments. The net purchase price of $1,552 is comprised of $1,202 paid at closing, and a value added tax of $191, with the remaining $350 subject to working capital adjustments. The working capital adjustment is not yet finalized, but we do not expect to pay additional cash beyond the cash already paid.
The acquisitions have been accounted for as business combinations and the results of their operations have been included in the Condensed Consolidated Financial Statements since their respective dates of acquisition. The impact of the incremental revenue and earnings recorded as a result of the acquisitions are not material to our Condensed Consolidated Financial Statements. The purchase price allocations for the Florock acquisition are complete with the exception of the preliminary valuation of Plant and Equipment which is expected to be complete by the end of the second quarter of 2017. The purchase price allocations for the Dofesa acquisition are complete except for a preliminary valuation of Intangible Assets and finalization of the working capital adjustment. We expect our valuation will be complete in the second quarter of 2017.

The preliminary components of the purchase price of the business combinations described above have been allocated as follows:

Current Assets	$5,928
Property, Plant and Equipment, net	4,359
Identified Intangible Assets	3,731
Goodwill	3,837
Other Assets	7
Total Assets Acquired	17,862
Current Liabilities	4,764
Other Liabilities	53
Total Liabilities Assumed	4,817
Net Assets Acquired	$13,045

6.	Divestiture
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
For additional information regarding the sale of our Green Machines outdoor city cleaning line, the distributor agreement with the Buyers and the subsequent amendments to the distributor agreement and BPA, refer to Note 4 of our Consolidated Financial Statements as disclosed in our 2016 annual report on Form 10-K for the year ended December 31, 2016.
In the first three months of 2016, as a result of this divestiture, we recorded a pre-tax loss of $62 in our (Loss) Profit from Operations in the Condensed Consolidated Statements of Operations. The impact of the recorded loss and the sale of Green Machines was not material to our earnings as Green Machines only accounted for approximately two percent of our total sales.
We have identified Green Machines International GmbH as a variable interest entity (“VIE”) and have performed a qualitative assessment to determine if Tennant is the primary beneficiary of the VIE. We have determined that we are not the primary beneficiary of the VIE and consolidation of the VIE is not considered necessary.

7.	Inventories
Inventories are valued at the lower of cost or market. Inventories at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Inventories carried at LIFO:
Finished goods	$43,300	$39,142
Raw materials, production parts and work-in-process	25,612	23,980
LIFO reserve	(28,190)	(28,190)
Total LIFO inventories	40,722	34,932
Inventories carried at FIFO:
Finished goods	34,274	31,044
Raw materials, production parts and work-in-process	13,097	12,646
Total FIFO inventories	47,371	43,690
Total inventories	$88,093	$78,622
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

8.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the three months ended March 31, 2017 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2016	$58,397	$(37,332)	$21,065
Additions	19	—	19
Foreign currency fluctuations	986	(614)	372
Balance as of March 31, 2017	$59,402	$(37,946)	$21,456
The balances of acquired Intangible Assets, excluding Goodwill, as of March 31, 2017 and December 31, 2016, were as follows:

	Customer Lists	Trade Name	Technology	Total
Balance as of March 31, 2017
Original cost	$10,722	$2,000	$5,157	$17,879
Accumulated amortization	(6,192)	(89)	(2,829)	(9,110)
Carrying value	$4,530	$1,911	$2,328	$8,769
Weighted average original life (in years)	10	15	13
Balance as of December 31, 2016
Original cost	$8,016	$2,000	$5,136	$15,152
Accumulated amortization	(5,948)	—	(2,744)	(8,692)
Carrying value	$2,068	$2,000	$2,392	$6,460
Weighted average original life (in years)	15	15	13
The additions to Goodwill during the first three months of 2017 were based on adjustments to the preliminary purchase price allocation of our acquisition of the Florock brand and the assets of Dofesa Barrido Mecanizado, as described further in Note 5.
As part of the formation of the i-team North America B.V. joint venture, we purchased the distribution rights to sell the i-mop in North America for $2,500. The distribution rights were recorded in Intangible Assets, Net as a customer list on the Condensed Consolidated Balance Sheets as of March 31, 2017. The i-mop distribution rights have a useful life of 5 years. Further details regarding the joint venture are discussed in Note 3.
Amortization expense on Intangible Assets for the three months ended March 31, 2017 and 2016 was $244 and $112, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2017	$813
2018	1,083
2019	1,083
2020	1,083
2021	1,083
Thereafter	3,624
Total	$8,769

9.	Debt
Debt outstanding is summarized as follows:

	March 31, 2017	December 31, 2016
Long-Term Debt:
Credit facility borrowings	$45,000	$36,143
Capital lease obligations	46	51
Total Debt	45,046	36,194
Less: Current Portion	(33)	(3,459)
Long-Term Portion	$45,013	$32,735
As of March 31, 2017, we had committed lines of credit totaling $125,000 and uncommitted credit facilities totaling $5,000. There were $45,000 in outstanding borrowings under our JPMorgan facility (described below) and no outstanding borrowings under our Prudential facility (described below) as of March 31, 2017. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $3,948. Commitment fees on unused lines of credit for the three months ended March 31, 2017 were $55.
Our most restrictive covenants are part of our Amended and Restated Credit Agreement with JPMorgan (as defined below). These covenants require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2017, our indebtedness to EBITDA ratio was 0.64 to 1 and our EBITDA to interest expense ratio was 47.66 to 1.
Credit Facilities
JPMorgan Chase Bank, National Association
Details regarding our Amended and Restated Credit Agreement, dated as of June 30, 2015, between us and JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent, and the Lenders (including JPMorgan) from time to time party thereto (the "Amended and Restated Credit Agreement") are described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2016.
As of March 31, 2017, we were in compliance with all covenants under the Amended and Restated Credit Agreement. There were $45,000 in outstanding borrowings under this facility at March 31, 2017, with a weighted average interest rate of 1.86%. This facility, under the terms of the Amended and Restated Credit Agreement, expires on June 30, 2020.
Prudential Investment Management, Inc.
Details regarding our Private Shelf Agreement, dated as of July 29, 2009, and amended on May 5, 2011, July 24, 2012 and June 30, 2015, with Prudential Investment Management, Inc. ("Prudential") and Prudential affiliates from time to time party thereto are described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2016.
In March 2017, we repaid all obligations evidenced by the notes issued under our Private Shelf Agreement, as amended, in the amount of $11,143 and terminated the Note Agreement.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. As of March 31, 2017, there were no outstanding borrowings on this facility.

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

The changes in warranty reserves for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31
	2017	2016
Beginning balance	$10,960	$10,093
Additions charged to expense	2,072	2,488
Foreign currency fluctuations	50	60
Claims paid	(2,800)	(2,766)
Ending balance	$10,282	$9,875

11.	Derivatives
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
Balance Sheet Hedging – Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Condensed Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction Losses in our Condensed Consolidated Statements of Operations. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At March 31, 2017 and December 31, 2016, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $49,026 and $42,866, respectively.
During the first quarter of 2017, in connection with our acquisition of IPC Group, we entered into a foreign currency option contract not designated as a hedging instrument for a notional amount of €180,000, or $193,500. There were no outstanding foreign currency option contracts not designated as hedging instruments as of December 31, 2016.
Cash Flow Hedging – Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $2,925 and $2,127 as of March 31, 2017 and December 31, 2016, respectively. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $8,220 and $8,522 as of March 31, 2017 and December 31, 2016, respectively.
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

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)	$98	$—	$184	$—
Foreign currency forward contracts(1)	—	9	—	13
Derivatives not designated as hedging instruments:
Foreign currency option contracts(1)	—	1,132	—	—
Foreign currency forward contracts(1)	$5	$520	$12	$162

(1)
Contracts that mature within the next 12 months are included in Other Current Assets and Other Current Liabilities for asset derivatives and liabilities derivatives, respectively, on our Condensed Consolidated Balance Sheets.

As of March 31, 2017, we anticipate reclassifying approximately $209 of losses from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 was as follows:

	Three Months Ended
	March 31, 2017
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive Income (Loss), net of tax(1)	$(90)	$(17)
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax(2)	(42)	(19)
Net (loss) gain recognized in earnings(3)	(1)	2
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(4)	$(1,132)	$(1,368)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements Operations for the three months ended March 31, 2016 was as follows:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at March 31, 2017 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$5	$—	$5	$—
Foreign currency option contracts	98	—	98	—
Total Assets	$103	$—	$103	$—
Liabilities:
Foreign currency forward exchange contracts	$529	$—	$529	$—
Foreign currency option contracts	$1,132	—	1,132	—
Total Liabilities	$1,661	$—	$1,661	$—
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
Our defined benefit pension plans and postretirement medical plan are described in Note 13 of our annual report on Form 10-K for the year ended December 31, 2016. We have contributed $79 and $209 during the first quarter of 2017 to our pension plans and postretirement medical plan, respectively.
The components of the net periodic (benefit) cost for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$—	$80	$24	$36	$20	$24
Interest cost	390	415	90	105	91	99
Expected return on plan assets	(585)	(597)	(96)	(97)	—	—
Amortization of net actuarial loss	10	9	—	—	—	—
Amortization of prior service cost	—	11	47	32	—	—
Foreign currency	—	—	(5)	40	—	—
Net periodic (benefit) cost	$(185)	$(82)	$60	$116	$111	$123

14.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of March 31, 2017, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $14,622, of which we have guaranteed $11,807. As of March 31, 2017, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $483 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

15.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	March 31, 2017	December 31, 2016
Foreign currency translation adjustments	$(42,044)	$(44,444)
Pension and retiree medical benefits	(5,399)	(5,391)
Cash flow hedge	(134)	(88)
Total Accumulated Other Comprehensive Loss	$(47,577)	$(49,923)

The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Cash Flow Hedge	Total
December 31, 2016	$(44,444)	$(5,391)	$(88)	$(49,923)
Other comprehensive income (loss) before reclassifications	2,400	—	(107)	2,293
Amounts reclassified from Accumulated Other Comprehensive Loss	—	(8)	61	53
Net current period other comprehensive income (loss)	$2,400	$(8)	$(46)	$2,346
March 31, 2017	$(42,044)	$(5,399)	$(134)	$(47,577)

16.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2013 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2012.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax (Benefit) Expense. In addition to the liability of $2,635 for unrecognized tax benefits as of March 31, 2017, there was approximately $518 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2017 was $2,250. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax (Benefit) Expense.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2012 to 2014. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

17.	Share-Based Compensation
Our share-based compensation plans are described in Note 17 of our annual report on Form 10-K for the year ended December 31, 2016. During the three months ended March 31, 2017 and 2016, we recognized total Share-Based Compensation Expense of $2,573 and $2,637, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the three months ended March 31, 2017 and 2016 was $402 and $134, respectively.
During the first three months of 2017, we granted 15,183 restricted shares. The weighted average grant date fair value of each share awarded was $73.20. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the three months ended March 31, 2017 and 2016 was $625 and $1,021, respectively.

18.	(Loss) Earnings Per Share
The computations of Basic and Diluted (Loss) Earnings per Share were as follows:

	Three Months Ended
	March 31
	2017	2016
Numerator:
Net (Loss) Earnings	$(3,957)	$4,439
Denominator:
Basic - Weighted Average Shares Outstanding	17,596,546	17,544,192
Effect of dilutive securities:
Share-based compensation plans	—	433,395
Diluted - Weighted Average Shares Outstanding	17,596,546	17,977,587
Basic (Loss) Earnings per Share	$(0.22)	$0.25
Diluted (Loss) Earnings per Share	$(0.22)	$0.25

Excluded from the dilutive securities shown above were options to purchase 663,306 and 381,952 shares of Common Stock during the three months ended March 31, 2017 and 2016, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

19.	Segment Reporting
We are organized into four operating segments: North America; Latin America; EMEA; and APAC. We combine our North America and Latin America operating segments into the “Americas” for reporting Net Sales by geographic area. In accordance with the objective and basic principles of the applicable accounting guidance, we aggregate our operating segments into one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces.
Net Sales attributed to each geographic area for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31
	2017	2016
Americas	$142,770	$133,553
EMEA	33,276	30,733
APAC	15,013	15,578
Total	$191,059	$179,864

Net Sales are attributed to each geographic area based on the end user country and are net of intercompany sales.

20.	Related Party Transactions
During the first quarter of 2008, we acquired Sociedade Alfa Ltda. and entered into lease agreements for certain properties owned by or partially owned by the former owners of this entity. Some of these individuals are current employees of Tennant. Lease payments made under these lease agreements are not material to our financial position or results of operations.

21.	Subsequent Events
JPMorgan Credit Facility
On April 4, 2017, the Company and certain of our foreign subsidiaries entered into a Credit Agreement (the “2017 Credit Agreement”) with JPMorgan, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Wells Fargo, National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents, and the lenders (including JPMorgan) from time to time party thereto. The 2017 Credit Agreement provides the Company and certain of our foreign subsidiaries access to a senior secured credit facility until April 4, 2022, consisting of a multi-tranche term loan facility in an amount up to $400,000 and a revolving facility in an amount up to $200,000 with an option to expand the revolving facility by $150,000, with the consent of the lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. Borrowings may be denominated in U.S. dollars or certain other currencies.
The fee for committed funds under the revolving facility of the 2017 Credit Agreement ranges from an annual rate of 0.175% to 0.35%, depending on the Company’s leverage ratio. Borrowings denominated in U.S. dollars under the 2017 Credit Agreement bear interest at a rate per annum equal to (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR rate for a one month period, but in any case, not less than 0%, plus, in any such case, 1.00%, plus an additional spread of 0.075% to 0.90% for revolving loans and 0.25% to 1.25% for term loans, depending on the Company’s leverage ratio, or (b) the LIBOR Rate, as adjusted for statutory reserve requirements for eurocurrency liabilities, but in any case, not less than 0%, plus an additional spread of 1.075% to 1.90% for revolving loans and 1.25% to 2.25% for term loans, depending on the Company’s leverage ratio.
The 2017 Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting the Company’s ability to incur indebtedness and liens and merge or consolidate with another entity.  Further, the 2017 Credit Agreement contains certain financial covenants.
The full terms and conditions of the credit facility are set forth in the 2017 Credit Agreement. A copy of the 2017 Credit Agreement was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2017 and is incorporated by reference herein.

Upon entry into the 2017 Credit Agreement, the Company repaid all obligations under and terminated our prior Credit Agreement.
IPC Acquisition
On April 6, 2017, we completed the acquisition of IP Cleaning S.p.A. and its subsidiaries ("IPC Group”), pursuant to the terms of the Share Purchase Agreement with Ambienta SGR S.p.A. (acting as the management company of the closed-end funds named Ambienta I, Ambienta II and Ambienta II-bis), Federico De Angelis, Pietro Corsano Annibaldi, Antonio Perosa and Giulio Vernazza, which was entered into on February 22, 2017. The $353,000 (€330,000) purchase price for the acquisition of the IPC Group was funded through the 2017 Credit Agreement.
We were not able to include certain required disclosures in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 because the information necessary to complete the preliminary purchase price allocation related to the acquisition was not yet available. We intend to include such disclosures in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and any subsequent filings as necessary.
Issuance of 5.625% Senior Notes due 2025
On April 18, 2017, we issued and sold $300,000 in aggregate principal amount of our 5.625% Senior Notes due 2025 (the “Notes”), pursuant to an Indenture, dated as of April 18, 2017, among the Company, the Guarantors (as defined therein), and Wells Fargo Bank, National Association, a national banking association, as trustee. The Notes are guaranteed by Tennant Coatings, Inc. and Tennant Sales and Service Company (collectively, the “Guarantors”), which are wholly owned subsidiaries of the Company.
The Notes will mature on May 1, 2025. Interest on the Notes will accrue at the rate of 5.625% per annum and will be payable semiannually in cash on each May 1 and November 1, commencing on November 1, 2017.
We used the net proceeds from this offering to refinance a $300,000 term loan that was borrowed by it as part of the financing for the acquisition of the IPC Group and to pay related fees and expenses.
The full terms and conditions of the Indenture are set forth in Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 24, 2017 and is incorporated by reference herein.
Registration Rights Agreement
In connection with the issuance and sale of the Notes, the Company entered into a Registration Rights Agreement, dated April 18, 2017, among the Company, the Guarantors and Goldman, Sachs & Co. and J.P. Morgan Securities LLC (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed (1) to use its commercially reasonable efforts to consummate an exchange offer to exchange the Notes for new registered notes (the “exchange notes”), with terms substantially identical in all material respects with the Notes (except that the exchange notes will not contain terms with respect to additional interest, registration rights or transfer restrictions) and (2) if required, to have a shelf registration statement declared effective with respect to resales of the Notes. If the Company fails to satisfy its obligations under the Registration Rights Agreement within 360 days, it will be required to pay additional interest to the holders of the Notes under certain circumstances.
The Registration Rights Agreement is incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 24, 2017.

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

Net Loss for the first quarter of 2017 was $4.0 million, or $0.22 per diluted share, as compared to Net Earnings of $4.4 million, or $0.25 per diluted share, in the first quarter of 2016. (Loss) Profit from Operations for the first quarter of 2017 was an Operating Loss of $2.6 million, or (1.4%) of Net Sales, as compared to Operating Profit of $7.1 million, or 3.9% of Net Sales, in the first quarter of 2016. The first quarter of 2017 Operating Loss was $9.7 million lower than the first quarter of 2016 Operating Profit due primarily to the $8.0 million pre-tax restructuring charge taken in our 2017 first quarter Selling & Administrative ("S&A") Expense to better align our global resources and expense structure with a lower growth global economic environment. In addition, the first quarter of 2017 Operating Loss also included $4.0 million of acquisition costs and financing costs related to our acquisition of the IPC Group. These unfavorable impacts were partially offset by the favorable impact resulting from higher Net Sales and Gross Profit due primarily to sales of scrubbers, mostly attributed to sales of the new industrial M17 and T20/M20/M30 products that were launched in 2016.
Net Earnings for the first quarter of 2016 were $4.4 million, or $0.25 per diluted share, as compared to Net Earnings of $5.0 million, or $0.27 per diluted share, in the first quarter of 2015. Operating Profit for the first quarter of 2016 was $7.1, or 3.9% of Net Sales, as compared to Operating Profit of $8.3 million, or 4.4% of Net Sales, in the first quarter of 2015. Operating Profit during the first quarter of 2016 was unfavorably impacted by lower Net Sales due to the impacts from unfavorable foreign currency exchange and a divestiture, lower Gross Profit and higher S&A Expense and R&D Expense. Due to the continued strength of the U.S. dollar relative to other currencies in the 2016 first quarter, foreign currency exchange reduced Operating Profit by approximately $1.1 million.
Historical Results
The following table compares the historical results of operations for the three months ended March 31, 2017 and 2016, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended
	March 31
	2017	%	2016	%
Net Sales	$191,059	100.0	$179,864	100.0
Cost of Sales	111,323	58.3	102,362	56.9
Gross Profit	79,736	41.7	77,502	43.1
Operating Expense:
Research and Development Expense	8,446	4.4	7,904	4.4
Selling and Administrative Expense	73,903	38.7	62,439	34.7
Loss on Sale of Business	—	—	62	—
Total Operating Expense	82,349	43.1	70,405	39.1
(Loss) Profit from Operations	(2,613)	(1.4)	7,097	3.9
Other Income (Expense):
Interest Income	84	—	41	—
Interest Expense	(794)	(0.4)	(302)	(0.2)
Net Foreign Currency Transaction Losses	(1,197)	(0.6)	(273)	(0.2)
Other Expense, Net	(21)	—	(36)	—
Total Other Expense, Net	(1,928)	(1.0)	(570)	(0.3)
(Loss) Profit Before Income Taxes	(4,541)	(2.4)	6,527	3.6
Income Tax (Benefit) Expense	(584)	(0.3)	2,088	1.2
Net (Loss) Earnings	$(3,957)	(2.1)	$4,439	2.5
Net (Loss) Earnings per Diluted Share	$(0.22)		$0.25
Net Sales
Consolidated Net Sales for the first quarter of 2017 totaled $191.1 million, a 6.2% increase as compared to consolidated Net Sales of $179.9 million in the first quarter of 2016.

The components of the consolidated Net Sales change for the three months ended March 31, 2017 as compared to the same period in 2016 were as follows:

2017 v. 2016
Three Months Ended
March 31
Organic Growth:
Volume	4.0%
Price	1.0%
Organic Growth	5.0%
Foreign Currency	—%
Acquisitions & Divestiture	1.2%
Total	6.2%

The 6.2% increase in consolidated Net Sales in the first quarter of 2017 as compared to the same period in 2016 was driven by:

•
An organic sales increase of approximately 5.0% which excludes the effects of foreign currency exchange and acquisitions and divestitures, due to an approximate 4.0% volume increase and a 1.0% price increase. The volume increase was primarily due to increased sales of scrubbers in the Americas and Europe, Middle East and Africa ("EMEA") regions, mostly attributed to sales of the new industrial M17 and T20/M20/M30 products that were launched in 2016, and strong sales through strategic accounts in the Americas region. These increases were partially offset by lower sales in the Asia Pacific ("APAC") region. Sales of new products introduced within the past three years totaled 42% of equipment revenue for the first quarter of 2017. This compares to 36% of equipment revenue in the 2016 first quarter from sales of new products introduced within the past three years. The price increase was the result of selling price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of February 1, 2017. We expect the increase in selling prices to increase Net Sales in the range of 1 percent to 2 percent for the 2017 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

•
A favorable net impact of 1.2% resulting from the expansion of our commercial floor coatings business through the August 2016 acquisition of the Florock® brand, partially offset by the sale of our Green Machines outdoor city cleaning line in January 2016.

The following table sets forth the Net Sales by geographic area for the three months ended March 31, 2017 and 2016 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended
	March 31
	2017	2016	%
Americas	$142,770	$133,553	6.9
Europe, Middle East and Africa	33,276	30,733	8.3
Asia Pacific	15,013	15,578	(3.6)
Total	$191,059	$179,864	6.2
Americas
Net Sales in the Americas were $142.8 million for the first quarter of 2017, an increase of 6.9% from the first quarter of 2016. Organic sales in the first quarter of 2017 were driven by strong sales to strategic accounts and direct sales fueled by demand for new products in North America, as well as increased sales in Latin America being somewhat offset by lower sales of floor coatings, service and parts and consumables. The direct impacts of the August 2016 Florock acquisition and foreign currency translation exchange effects favorably impacted Net Sales in the Americas by approximately 1.7% and 1.0%, respectively, during the first quarter of 2017. As a result, organic sales increased approximately 4.2% during the first quarter of 2017.

Europe, Middle East and Africa
In our markets within EMEA, Net Sales were $33.3 million for the first quarter of 2017, an increase of 8.3% from the first quarter of 2016. Organic sales growth in the first quarter of 2017 was achieved in all countries, with particular strength in the Central Eastern Europe, Middle East and Africa markets via our Master Distributor in that region, and also Iberia, France and the Netherlands. The direct impacts of foreign currency translation exchange effects and the sale of our Green Machines outdoor city cleaning line in January 2016 unfavorably impacted Net Sales in the EMEA region by approximately 5.5% and 0.5%, respectively, during the first quarter of 2017. As a result, organic sales increased approximately 14.3% during the first quarter of 2017.
Asia Pacific
Net Sales in the APAC region for the first quarter of 2017 totaled $15.0 million, a decrease of 3.6% from the first quarter of 2016. Organic sales decreased in the first quarter of 2017 due to robust sales growth in Japan and Korea being more than offset by lower sales in Australia and China. The direct impact of foreign currency translation exchange effects favorably impacted Net Sales by approximately 0.5% in the first quarter of 2017. As a result, organic sales decreased approximately 4.1% during the first quarter of 2017.
Gross Profit
Gross Profit in the first quarter of 2017 was $79.7 million, or 41.7% of Net Sales, as compared to $77.5 million, or 43.1% of Net Sales, in the first quarter of 2016. Gross margin was 140 basis points lower in the first quarter of 2017 due primarily to temporary service inefficiencies related to organizational changes from the restructuring, a less favorable mix of sales by geography and customer, and raw material cost inflation.
Operating Expense
Research & Development Expense
R&D Expense for the first quarter of 2017 was $8.4 million, an increase of 6.9% from $7.9 million in the first quarter of 2016. R&D Expense as a percentage of Net Sales was 4.4% for the first quarters of 2017 and 2016.
We continue to invest in developing innovative new products for our traditional core business, as well as in our Orbio Technologies Group, which is focused on advancing a suite of sustainable cleaning technologies. New products are a key driver of sales growth. There were 25 new products and product variants launched in the first quarter of 2017 consisting of a new family of T500 commercial walk-behind scrubbers, the enhanced IRIS® Web Based Fleet Management System and the i-mop. For the full year 2017, we plan to introduce at least 31 new products and product variants.
Selling & Administrative Expense
S&A Expense in the first quarter of 2017 increased 18.4% to $73.9 million, as compared to $62.4 million in the first quarter of 2016. S&A Expense as a percentage of Net Sales was 38.7% for the first quarter of 2017, an increase of 400 basis points from 34.7% in the comparable 2016 quarter.
The increase in S&A Expense in the first quarter of 2017 as compared to the same period in the prior year was primarily due to the unfavorable impact resulting from the $8.0 million pre-tax (420 basis points) restructuring charge taken in our 2017 first quarter S&A Expense to better align our global resources and expense structure with a lower growth global economic environment. S&A Expense in the first quarter of 2017 was also unfavorably impacted by $2.9 million (150 basis points) of acquisition costs related to our acquisition of the IPC Group. Excluding these costs, S&A Expense was 170 basis points lower as we continued to balance disciplined spending control with investments in key growth initiatives.
Other Expense, Net
Interest Income
There was no significant change in Interest Income in the first quarter of 2017, as compared to the same period in 2016.
Interest Expense
Interest Expense in the first quarter of 2017 was $0.8 million, as compared to $0.3 million in the first quarter of 2016. The higher Interest Expense in the first quarter of 2017 as compared to the first quarter 2016 was primarily due to carrying a higher level of debt on our Condensed Consolidated Balance Sheets related to our acquisition activities.

Net Foreign Currency Transaction Losses
Net Foreign Currency Transaction Losses in the first quarter of 2017 were $1.2 million, as compared to Net Foreign Currency Transaction Losses of $0.3 million in the first quarter of 2016. The unfavorable change in the impact from foreign currency transactions in the first quarter of 2017 was primarily due to a $1.1 million mark-to-market adjustment of a foreign exchange call option, an instrument held in connection with our acquisition of the IPC Group on April 6, 2017.
Other Expense, Net
There was no significant change in Other Expense, Net in the first quarter of 2017, as compared to the same period in 2016.
Income Taxes
The effective tax rate in the first quarter of 2017 was 12.9%, as compared to the effective tax rate in the first quarter of the prior year of 32.0%. The net tax benefit for the first quarter of 2017 included a $2.2 million tax benefit associated with the $8.0 million restructuring charge and a $0.4 million tax benefit associated with $4.0 million of acquisition costs and financing costs related to the IPC Group acquisition. Excluding these items, the first quarter 2017 overall effective tax rate would have been 27.7%.
The decrease in the overall effective tax rate, excluding the 2017 special items, was primarily related to the mix in expected full year taxable earnings by country and to the implementation of Accounting Standards Update ("ASU") 2016-09 in Q1 2017. See Note 2 to the Condensed Consolidated Financial Statements for further information regarding the implementation of ASU 2016-09.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $45.0 million at March 31, 2017, as compared to $58.0 million as of December 31, 2016. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.4 as of March 31, 2017 and 2.2 as of December 31, 2016, and our working capital was $167.6 million and $165.1 million, respectively. Our debt-to-capital ratio was 14.0% as of March 31, 2017, compared to 11.5% as of December 31, 2016.
Cash Flow Summary
Cash (used in) provided by our operating, investing and financing activities is summarized as follows (in thousands):

	Three Months Ended
	March 31
	2017	2016
Operating Activities	$(11,109)	$(6,467)
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(4,620)	(6,755)
Issuance of Long-Term Note Receivable	(1,500)	—
Acquisition of Businesses, Net of Cash Acquired	(304)	—
Purchase of Intangible Asset	(2,500)	—
Proceeds from Sale of Business	—	285
(Increase) Decrease in Restricted Cash	(85)	121
Financing Activities	6,782	(11,961)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	300	391
Net Decrease in Cash and Cash Equivalents	$(13,036)	$(24,386)

Operating Activities
Operating activities used $11.1 million of cash for the three months ended March 31, 2017. Cash used in operating activities was driven primarily by cash outflows from a decrease in Employee Compensation and Benefits liabilities of $13.6 million, an increase in Inventories of $8.6 million, a net cash outflow from Other Assets and Liabilities of $4.3 million, a Net Loss of $4.0 million and a decrease in Income Taxes Payable of $1.5 million. These cash outflows were partially offset by cash inflows resulting from a decrease in Accounts Receivable of $12.4 million and an increase in Accounts Payable and Other Current Liabilities of $1.9 million and $1.7 million, respectively.
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

	March 31, 2017	December 31, 2016	March 31, 2016
DSO	61	59	63
DIOH	100	89	103
As of March 31, 2017, DSO decreased 2 days compared to March 31, 2016 and increased 2 days compared to December 31, 2016. The fluctuations in DSO are primarily due to the variety of terms offered and mix of business.
As of March 31, 2017, DIOH decreased 3 days as compared to March 31, 2016 primarily due to a higher level of sales in the first quarter of 2017 versus the first quarter of 2016. DSO as of March 31, 2017 increased 11 days as compared to December 31, 2016, primarily due to increased levels of inventory in support of the launches of new products and higher anticipated sales levels, somewhat offset by progress from inventory reduction initiatives.
Investing Activities
Investing activities during the three months ended March 31, 2017 used $9.0 million. We used $4.6 million and $2.5 million for net capital expenditures and for the purchase of the distribution rights to sell the i-mop, respectively. We also used $1.5 million as a result of a loan to i-team North America B.V., a joint venture that will operate as the distributor of the i-mop in North America. The details regarding the joint venture and our distribution of the i-mop are described further in Note 3 to the Condensed Consolidated Financial Statements. In addition, we used $0.3 million and $0.1 million in relation to our final installment payment for the acquisition of the Florock brand and an increase in our Restricted Cash balance, respectively. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment.
Investing activities during the three months ended March 31, 2016 used $6.3 million. Net capital expenditures used $6.8 million. This was partially offset by proceeds of $0.3 million from the sale of our Green Machines outdoor city cleaning line, as described further in Note 6 to the Condensed Consolidated Financial Statements, as well as proceeds of $0.1 million from a decrease in our Restricted Cash balance. Capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment.
Financing Activities
Net cash provided by financing activities was $6.8 million during the first three months of 2017. Proceeds from the incurrence of Long-Term Debt and the issuance of Common Stock provided $20.0 million and $1.7 million, respectively. These cash inflows were partially offset by cash outflows resulting from $11.2 million of Long-Term Debt payments and dividend payments of $3.7 million.
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

Indebtedness
As of March 31, 2017, we had committed lines of credit totaling $125.0 million and uncommitted credit facilities totaling $5.0 million. There were $45.0 million in outstanding borrowings under our JPMorgan facility (described below) and no outstanding borrowings under our Prudential facility (described below) as of March 31, 2017. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $3.9 million. Commitment fees on unused lines of credit for the three months ended March 31, 2017 were $0.1 million.
Our most restrictive covenants are part of our Amended and Restated Credit Agreement with JPMorgan (as defined below). These covenants require us to maintain an indebtedness to EBITDA ratio of not greater than 3.25 to 1 and to maintain an EBITDA to interest expense ratio of no less than 3.50 to 1 as of the end of each quarter. As of March 31, 2017, our indebtedness to EBITDA ratio was 0.64 to 1 and our EBITDA to interest expense ratio was 47.66 to 1.
On April 4, 2017, the Company and certain of our foreign subsidiaries entered into a Credit Agreement (the “2017 Credit Agreement”), which contains customary representations, warranties and covenants. Upon entry into the 2017 Credit Agreement, the Company repaid all obligations under and terminated our Amended and Restated Credit Agreement. Further details regarding our 2017 Credit Agreement are discussed in Note 21 to the Condensed Consolidated Financial Statements.
Credit Facilities
JPMorgan Chase Bank, National Association
Details regarding our Amended and Restated Credit Agreement, dated as of June 30, 2015, between us and JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent, and the Lenders (including JPMorgan) from time to time party thereto (the "Amended and Restated Credit Agreement") are described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2016.
As of March 31, 2017, we were in compliance with all covenants under the Amended and Restated Credit Agreement. There were $45.0 million in outstanding borrowings under this facility at March 31, 2017, with a weighted average interest rate of 1.86%. This facility, under the terms of the Amended and Restated Credit Agreement, expires on June 30, 2020.
Prudential Investment Management, Inc.
Details regarding our Private Shelf Agreement, dated as of July 29, 2009, and amended on May 5, 2011, July 24, 2012 and June 30, 2015, with Prudential Investment Management, Inc. ("Prudential") and Prudential affiliates from time to time party thereto are described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2016.
In March 2017, we repaid all obligations evidenced by the notes issued under the Private Shelf Agreement, as amended, in the amount of $11.1 million and terminated the Note Agreement.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. As of March 31, 2017, there were no outstanding borrowings on this facility.
Contractual Obligations
As of March 31, 2017, there have been no material changes with respect to contractual obligations as disclosed in our annual report on Form 10-K for the year ended December 31, 2016.
Newly Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will replace all existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers.
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

Management expects to adopt the revenue recognition standard using the modified retrospective approach. Under this approach, the new standard would only be applied to new contracts and those contracts that are not yet complete at January 1, 2018, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. We are utilizing a comprehensive approach to assess the impact of the standard on the Company by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts. We continue to make progress on our contract reviews and are also in the process of evaluating the impact, if any, on changes to our business processes, systems and controls to support recognition and disclosure under the new guidance.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU changes current U.S. GAAP for lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. Under the new guidance, lessor accounting is largely unchanged. The amendments in this ASU are effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, which is our fiscal 2019. Early application is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The transition approach would not require any transition accounting for leases that expired before the earliest comparative period presented. A full retrospective transition approach is prohibited for both lessees and lessors. We will adopt this ASU beginning in 2019. We are currently evaluating the impact of this amended guidance on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is our fiscal 2018. We will apply this guidance to applicable transactions commencing in 2018.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019, which is our fiscal 2020. Early adoption of the standard is permitted for any interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will apply this guidance to applicable goodwill impairment tests going forward.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost/credit are required to be presented in the income statement separately from the service cost component in nonoperating expenses. In addition, the line items used in the income statement to present the other components of net benefit cost/credit must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is our fiscal 2018. We are currently evaluating the impact that this standard is expected to have on our consolidated financial statements and related disclosures.
Cautionary Statement Relevant to Forward-Looking Information
This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: geopolitical and economic uncertainty throughout the world; the competition in our business; our ability to attract, develop and retain key personnel; our ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions; our ability to effectively manage organizational changes; our ability to successfully upgrade, evolve and protect our information technology systems; our ability to develop and commercialize new innovative products and services; unforeseen product liability claims or product quality issues; fluctuations in the cost, quality, or availability of raw material and purchased components; foreign currency exchange rate fluctuations, particularly the relative strength of the U.S. dollar against other major currencies; the occurrence of a significant business interruption; our ability to comply with laws and regulations; and our ability to sufficiently remediate any material weaknesses or significant deficiencies in our internal control over financial reporting.

We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A of this Form 10-Q.
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
There have been no material changes in our market risk since December 31, 2016. For additional information, refer to Item 7A of our 2016 annual report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended March 31, 2017 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that, due to material weaknesses in internal control over financial reporting described in Part II, Item 9A of our 2016 annual report on Form 10-K for the year ended December 31, 2016, our disclosure controls and procedures were not effective as of March 31, 2017.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption "Remediation Plan."
Remediation Plan
We began implementing a remediation plan to address the control deficiencies that led to the material weaknesses mentioned above. The remediation plan includes the following:

•	Sponsoring ongoing training related to the COSO 2013 Framework best practices for personnel that are accountable for internal control over financing reporting.

•	Performing a complete review of our accounting for revenue related to equipment maintenance and repair service to ensure the adequacy of the design and implementation of automated and manual controls.

•	Designing and implementing controls over the determination of technological feasibility and the capitalization of software development costs.
We are in the design and implementation phase of our remediation plan described above. The material weaknesses cannot be considered remediated until the controls have operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate these material weaknesses by the end of 2017.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material pending legal proceedings other than ordinary routine litigation incidental to our business.
Item 1A. Risk Factors
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
In April 2017, in connection with the acquisition of IPC Cleaning S.p.A., we entered into a new senior credit facility and indenture, and issued debt totaling approximately $400,000, consisting of a $100,000 term loan and $300,000 of senior notes, which funded the acquisition and replaced our current debt facility. The new senior credit facility also includes a revolving facility in an amount up to $200,000. We cannot provide assurance that our business will generate sufficient cash flow from operations to meet all our debt service requirements, to pay dividends, to repurchase shares of our common stock, and to fund our general corporate and capital requirements.

Our ability to satisfy our debt obligations will depend upon our future operating performance. We do not have complete control over our future operating performance because it is subject to prevailing economic conditions, and financial, business and other factors.
Our current and future debt service obligations and covenants could have important consequences. These consequences include, or may include, the following:

•	our ability to obtain financing for future working capital needs or acquisitions or other purposes may be limited;

•
our funds available for operations, expansions, dividends or other distributions, or stock repurchases may be reduced because we dedicate a significant potion of our cash flow from operations to the payment of principal and interest on our indebtedness;

•	our ability to conduct our business could be limited by restrictive covenants; and

•	our vulnerability to adverse economic conditions may be greater than less leveraged competitors and, thus, our ability to withstand competitive pressures may be limited.
Restrictive covenants in our senior credit facility and in our indenture place limits on our ability to conduct our business. Covenants in our senior credit facility and indenture include those that restrict our ability to make acquisitions, incur debt, encumber or sell assets, pay dividends, engage in mergers and consolidations, enter into transactions with affiliates, make investments and permit our subsidiaries to enter into certain restrictive agreements. The senior credit facility additionally contains certain financial covenants. We cannot provide assurance that we will be able to comply with these covenants in the future.
We documented our other risk factors in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2016. Other than the risk factor identified above, there have been no material changes to our risk factors since the filing of that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 393,965 shares remaining under our prior repurchase program as of March 31, 2017. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of March 31, 2017, our Amended and Restated Credit Agreement restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments, our leverage ratio is greater than 2.00 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year. If our leverage ratio is greater than 3.25 to 1, our Amended and Restated Credit Agreement restricts us from paying any dividends or repurchasing stock, after giving effect to such payments.

For the Quarter Ended March 31, 2017	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2017	266	$69.25	199	1,394,850
February 1 - 28, 2017	11,069	73.21	—	1,394,850
March 1 - 31, 2017	923	72.68	885	1,393,965
Total	12,258	$73.08	1,084	1,393,965

(1)
Includes 11,174 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

Item 6.	Exhibits

Item #	Description	Method of Filing
2.1	Share Purchase Agreement dated as of February 22, 2017, among Tennant Company, Ambienta SGR S.p.A., Federico De Angelis, Pietro Corsano Annibaldi, Antonio Perosa and Giulio Vernazza	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 28, 2017.
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Current Report on Form 8-K dated December 14, 2010.
4.1	Indenture dated as of April 18, 2017	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 24, 2017.
4.2	Registration Rights Agreement dated April 18, 2017	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 24, 2017.
10.1	Credit Agreement dated as of April 4, 2017	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2017.
10.2	Senior Secured Credit Facilities Commitment Letter, dated as of February 22, 2017, by and among Tennant Company, JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 28, 2017.
10.3	2017 Stock Incentive Plan	Incorporated by reference to Appendix A on the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders filed March 15, 2017.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to the Condensed Consolidated Financial Statements
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	May 9, 2017	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	May 9, 2017	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)