Form 10-Q
period 2017-06-30
TENNANT CO
filed 2017-08-09
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of July 31, 2017, there were 17,824,192 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except shares and per share data)	June 30		June 30
	2017	2016	2017	2016
Net Sales	$270,791	$216,828	$461,850	$396,692
Cost of Sales	166,237	121,539	277,560	223,901
Gross Profit	104,554	95,289	184,290	172,791

Operating Expense:
Research and Development Expense	7,886	8,390	16,332	16,294
Selling and Administrative Expense	87,513	64,253	161,416	126,692
Loss on Sale of Business	—	87	—	149
Total Operating Expense	95,399	72,730	177,748	143,135
Profit from Operations	9,155	22,559	6,542	29,656

Other Income (Expense):
Interest Income	793	40	877	81
Interest Expense	(11,833)	(288)	(12,627)	(590)
Net Foreign Currency Transaction (Losses) Gains	(336)	597	(1,533)	324
Other Expense, Net	(197)	(314)	(218)	(350)
Total Other (Expense) Income, Net	(11,573)	35	(13,501)	(535)

(Loss) Profit Before Income Taxes	(2,418)	22,594	(6,959)	29,121
Income Tax Expense (Benefit)	238	7,266	(346)	9,354
Net (Loss) Earnings Including Noncontrolling Interest	(2,656)	15,328	(6,613)	19,767
Net Loss Attributable to Noncontrolling Interest	(65)	—	(65)	—
Net (Loss) Earnings Attributable to Tennant Company	$(2,591)	$15,328	$(6,548)	$19,767

Net (Loss) Earnings Attributable to Tennant Company per Share:
Basic	$(0.15)	$0.88	$(0.37)	$1.13
Diluted	$(0.15)	$0.85	$(0.37)	$1.10

Weighted Average Shares Outstanding:
Basic	17,693,102	17,508,022	17,645,090	17,526,107
Diluted	17,693,102	17,933,243	17,645,090	17,954,167

Cash Dividend Declared per Common Share	$0.21	$0.20	$0.42	$0.40

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30		June 30
	2017	2016	2017	2016
Net (Loss) Earnings Including Noncontrolling Interest	$(2,656)	$15,328	$(6,613)	$19,767
Other Comprehensive Income:
Foreign currency translation adjustments	13,640	403	16,040	3,999
Pension and retiree medical benefits	152	19	162	38
Cash flow hedge	(4,506)	18	(4,579)	(429)
Income Taxes:
Foreign currency translation adjustments	—	(1)	—	5
Pension and retiree medical benefits	(4)	(7)	(22)	(14)
Cash flow hedge	1,681	(7)	1,708	160
Total Other Comprehensive Income, Net of Tax	10,963	425	13,309	3,759

Total Comprehensive Income Including Noncontrolling Interest	8,307	15,753	6,696	23,526
Comprehensive Loss Attributable to Noncontrolling Interest	(65)	—	(65)	—
Comprehensive Income Attributable to Tennant Company	$8,372	$15,753	$6,761	$23,526
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except shares and per share data)	2017	2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$53,305	$58,033
Restricted Cash	1,243	517
Accounts Receivable, less Allowances of $2,992 and $3,108, respectively	199,861	149,134
Inventories	141,579	78,622
Prepaid Expenses	25,198	9,204
Other Current Assets	5,461	2,412
Total Current Assets	426,647	297,922
Property, Plant and Equipment	373,254	298,500
Accumulated Depreciation	(195,248)	(186,403)
Property, Plant and Equipment, Net	178,006	112,097
Deferred Income Taxes	20,157	13,439
Goodwill	183,250	21,065
Intangible Assets, Net	166,198	6,460
Other Assets	22,953	19,054
Total Assets	$997,211	$470,037
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$5,307	$3,459
Accounts Payable	88,572	47,408
Employee Compensation and Benefits	35,789	35,997
Income Taxes Payable	6,753	2,348
Other Current Liabilities	58,189	43,617
Total Current Liabilities	194,610	132,829
Long-Term Liabilities:
Long-Term Debt	405,716	32,735
Employee-Related Benefits	25,581	21,134
Deferred Income Taxes	59,002	171
Other Liabilities	24,937	4,625
Total Long-Term Liabilities	515,236	58,665
Total Liabilities	709,846	191,494
Commitments and Contingencies (Note 14)
Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 17,823,292 and 17,688,350 shares issued and outstanding, respectively	6,684	6,633
Additional Paid-In Capital	9,915	3,653
Retained Earnings	304,170	318,180
Accumulated Other Comprehensive Loss	(36,614)	(49,923)
Total Tennant Company Shareholders' Equity	284,155	278,543
Noncontrolling Interest	3,210	—
Total Equity	287,365	278,543
Total Liabilities and Total Equity	$997,211	$470,037
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In thousands)	June 30
	2017	2016
OPERATING ACTIVITIES
Net (Loss) Earnings Including Noncontrolling Interest	$(6,613)	$19,767
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided by Operating Activities:
Depreciation	11,043	8,655
Amortization of Intangible Assets	3,780	224
Amortization of Debt Issuance Costs	466	77
Debt Issuance Cost Charges Related to Financing	6,200	—
Fair Value Step-Up Adjustment to Acquired Inventory	6,199	—
Deferred Income Taxes	(6,032)	(1,633)
Share-Based Compensation Expense	3,622	4,426
Allowance for Doubtful Accounts and Returns	697	606
Loss on Sale of Business	—	149
Other, Net	64	(63)
Changes in Operating Assets and Liabilities:
Receivables	(6,016)	(12,314)
Inventories	(9,854)	(3,941)
Accounts Payable	6,190	(389)
Employee Compensation and Benefits	(8,262)	(5,788)
Other Current Liabilities	5,252	(3,936)
Income Taxes	(1,617)	6,743
Other Assets and Liabilities	(7,614)	(142)
Net Cash (Used in) Provided by Operating Activities	(2,495)	12,441
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(9,145)	(14,769)
Proceeds from Disposals of Property, Plant and Equipment	2,428	427
Issuance of Long-Term Note Receivable	(1,500)	—
Acquisition of Businesses, Net of Cash Acquired	(354,073)	—
Purchase of Intangible Asset	(2,500)	—
Proceeds from Sale of Business	—	285
(Increase) Decrease in Restricted Cash	(118)	120
Net Cash Used in Investing Activities	(364,908)	(13,937)
FINANCING ACTIVITIES
Proceeds from Short-Term Debt	300,000	—
Repayments of Short-Term Debt	(300,000)	—
Proceeds from Issuance of Long-Term Debt	440,000	—
Payments of Long-Term Debt	(58,471)	(3,444)
Payments of Debt Issuance Costs	(16,039)	—
Purchases of Common Stock	—	(12,762)
Proceeds from Issuances of Common Stock	3,843	1,196
Excess Tax Benefit on Stock Plans	—	246
Dividends Paid	(7,463)	(7,058)
Net Cash Provided by (Used in) Financing Activities	361,870	(21,822)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	805	(37)
Net Decrease in Cash and Cash Equivalents	(4,728)	(23,355)
Cash and Cash Equivalents at Beginning of Period	58,033	51,300
Cash and Cash Equivalents at End of Period	$53,305	$27,945

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$4,851	$3,174
Cash Paid for Interest	$2,463	$505
Supplemental Non-cash Investing and Financing Activities:
Long-Term Note Receivable from Sale of Business	$—	$5,489
Capital Expenditures in Accounts Payable	$1,440	$1,538
Debt Issuance Costs Not Yet Paid, Recorded in Accounts Payable	$417	$—
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
Equity Method Investment – Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in Other Assets on the Condensed Consolidated Balance Sheets. Under this method of accounting, our share of the net earnings or losses of the investee are presented as a component of Other Expense, Net on the Condensed Consolidated Statements of Operations. The details regarding our equity method investment in i-team North America B.V., a joint venture that operates as the distributor of the i-mop in North America, are further described in Note 3.
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
We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis where permitted by the new standard. As a result of this adoption:

•
For the three and six months ended June 30, 2017, we recognized discrete tax benefits of $742 and $1,144, respectively, in the Income Tax Expense (Benefit) line item of our Condensed Consolidated Statements of Operations related to excess tax benefits upon vesting or settlement in that period.

•
We elected to adopt the cash flow presentation of the excess tax benefits prospectively where the tax benefits are classified along with other income tax cash flows as operating cash flows in 2017. Our prior year's excess tax benefits are recognized as financing cash flows. However, other income tax cash flows are classified as operating cash flows.

•
We have elected to account for forfeitures as they occur, rather than electing to estimate the number of share-based awards expected to vest to determine the amount of compensation cost to be recognized in each period. The difference of such change is immaterial.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and six months ended June 30, 2017.

3.	Investment in Joint Venture
On February 13, 2017, the Company, through a Dutch subsidiary, and i-team Global, a Future Cleaning Technologies, B.V. company headquartered in The Netherlands, announced the January 1, 2017 formation of i-team North America B.V., a joint venture that will operate as the distributor of the i-mop in North America. The Company began selling and servicing the i-mop in the second quarter of 2017. The Company owns a 50% ownership interest in the joint venture and is accounted for under the equity method of accounting, with our proportionate share of income or loss presented as a component of Other Expense, Net on the Condensed Consolidated Statements of Operations.
As of June 30, 2017, the carrying value of the Company's investment in the joint venture was $57. In March 2017, the Company issued a $1,500 loan to the joint venture and, as a result, recorded a long-term note receivable in Other Assets on the Condensed Consolidated Balance Sheets.

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
A reconciliation to the ending liability balance of severance and related costs as of June 30, 2017 is as follows:

Severance and Related Costs
Q1 2017 restructuring action	$7,057
Cash payments	(5,297)
Foreign currency adjustments	110
June 30, 2017 balance	$1,870

5.	Acquisitions
IP Cleaning S.p.A.
On April 6, 2017, we acquired 100 percent of the outstanding capital stock of IP Cleaning S.p.A. and its subsidiaries ("IPC Group") for a purchase price of $353,769, net of cash acquired of $10,652. The primary seller was Ambienta SGR S.p.A., a European private equity fund. IPC Group, based in Italy, is a designer and manufacturer of innovative professional cleaning equipment, cleaning tools and supplies. The acquisition strengthens our presence and market share in Europe and will allow us to better leverage our EMEA cost structure. We funded the acquisition of IPC Group, along with related fees, including refinancing of existing debt, with funds raised through borrowings under a senior secured credit facility in an aggregate principal amount of $420,000. Further details regarding our acquisition financing arrangements are discussed in Note 9.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

ASSETS
Restricted Cash	538
Receivables	40,067
Inventories	54,222
Other Current Assets	4,362
Assets Held for Sale	2,247
Property, Plant and Equipment	62,845
Intangible Assets Subject to Amortization:
Trade Name	29,963
Customer Lists	115,571
Noncompete Agreements	3,210
Other Assets	4,168
Total Identifiable Assets Acquired	317,193
LIABILITIES
Accounts Payable	31,529
Accrued Expenses	15,756
Deferred Income Taxes	58,573
Other Liabilities	6,967
Total Identifiable Liabilities Assumed	112,825
Net Identifiable Assets Acquired	204,368
Noncontrolling Interest	(3,312)
Goodwill	152,713
Total Estimated Purchase Price, net of Cash Acquired	$353,769
The acquired assets, liabilities and operating results have been included in our Condensed Consolidated Financial Statements from the date of acquisition. During the three and six months ended June 30, 2017, we included Net Sales of $59,074 and a net loss of $5,187 from IPC Group in our Condensed Consolidated Statements of Operations. The net loss includes a $4,470 fair value adjustment, net of tax, to the acquired inventory of IPC Group. In addition, costs of $4,684, net of tax, associated with the acquisition of the IPC Group were expensed as incurred in the Condensed Consolidated Statements of Operations. The preliminary gross amount of the accounts receivable acquired is $43,785, of which $3,718 is expected to be uncollectible.
The fair value measurement was preliminary at June 30, 2017. During the measurement period, the Company expects to record adjustments relating to the finalization of Intangible Assets, Inventories, Restricted Cash and Property, Plant and Equipment valuations, and various income tax matters, amongst others. We expect the fair value measurement process to be completed as soon as possible, but no later than one year from the acquisition date.
Goodwill was calculated as the difference between the acquisition date fair value of the total purchase price consideration and the fair value of the net identifiable assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. This resulted in an estimated purchase price in excess of the fair value of identifiable net assets acquired.
The estimated purchase price also included the fair value of other assets that were not identifiable and not separately recognizable under accounting rules (i.e. assembled workforce) or these assets were of immaterial value. In addition, there is a going concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. Based on preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $152,713 to goodwill for the expected synergies from combining IPC Group with our existing business. None of the goodwill is expected to be deductible for income tax purposes. The assignment of Goodwill to reporting units is not complete, pending finalization of the valuation measurements.

The fair value of acquired identifiable intangible assets was primarily determined using discounted expected cash flows. The fair value of acquired identifiable tangible assets was primarily determined using the cost or market approach. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by us. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy.
The preliminary fair value of the acquired intangible assets is $148,744. The expected lives of the acquired amortizable intangible assets are approximately 15 years for Customer Lists, 11 years for Trade Names and two years for Non-Compete Agreements and all are being amortized on a straight-line basis, pending finalization of fair value.
The following unaudited pro forma financial information presents the combined results of operations of Tennant Company as if the acquisition of IPC Group had occurred as of January 1, 2017 and 2016. The unaudited pro forma financial information is presented for informational purposes only. It is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of each year, nor does it attempt to project the future results of operations of the combined company.
Pro Forma Financial Information (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30		June 30
	2017	2016	2017	2016
Net Sales
Pro forma	$270,791	$269,689	$517,163	$497,896
As reported	270,791	216,828	461,850	396,692

Net Earnings (Loss) Attributable to Tennant Company
Pro forma	$10,308	$13,577	$10,260	$15,889
As reported	(2,591)	15,328	(6,548)	19,767

Net Earnings (Loss) Attributable to Tennant Company per Share
Pro forma	$0.58	$0.76	$0.58	$0.88
As reported	(0.15)	0.85	(0.37)	1.10
The unaudited pro forma financial information is based on certain assumptions which we believe are reasonable, directly attributable to the transaction, factually supportable and do not reflect any cost savings, operating synergies or revenue enhancements that we may achieve, nor the costs necessary to achieve those cost savings, operating synergies, revenue enhancements or integration efforts.
The unaudited pro forma financial information above gives effect to the following:

•
Incremental amortization and depreciation expense related to the estimated fair value of the identifiable intangible assets and property, plant and equipment from the preliminary purchase price allocation.

•	Exclusion of the purchase accounting impact of the inventory step up reported in cost of sales for the sale of acquired inventory of $6,199.

•	Incremental interest expense related to additional debt used to finance the acquisition.

•	Exclusion of non-recurring acquisition-related transaction and financing costs.

•	Pro forma adjustments tax affected based on the jurisdiction where the costs were incurred.

Other Acquisitions
On July 28, 2016, pursuant to an asset purchase agreement and real estate purchase agreement with Crawford Laboratories, Inc. and affiliates thereof ("Sellers"), we acquired selected assets and liabilities of the Seller's commercial floor coatings business, including the Florock® Polymer Flooring brand ("Florock"). Florock manufactures commercial floor coatings systems in Chicago, IL. The purchase price was $11,843, including working capital and other adjustments, and is comprised of $10,965 paid at closing, with the remaining $878 paid in two installments. We paid the first installment of $575 on October 14, 2016. The remaining amount was paid during the 2017 first quarter.
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
The acquisitions have been accounted for as business combinations and the results of their operations have been included in the Condensed Consolidated Financial Statements since their respective dates of acquisition. The impact of the incremental revenue and earnings recorded as a result of the acquisitions are not material to our Condensed Consolidated Financial Statements. The purchase price allocation for the Florock acquisition is complete. The purchase price allocation for the Dofesa acquisition is complete except for a preliminary valuation of Intangible Assets and finalization of the working capital adjustment. We expect our valuation will be complete in the third quarter of 2017.
The preliminary components of the purchase price of the business combinations described above have been allocated as follows:

Current Assets	$5,949
Property, Plant and Equipment, net	4,112
Identified Intangible Assets	6,055
Goodwill	1,739
Other Assets	7
Total Assets Acquired	17,862
Current Liabilities	4,764
Other Liabilities	53
Total Liabilities Assumed	4,817
Net Assets Acquired	$13,045

6.	Divestiture
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

7.	Inventories
Inventories are valued at the lower of cost or market. Inventories at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Inventories carried at LIFO:
Finished goods	$45,562	$39,142
Raw materials, production parts and work-in-process	25,107	23,980
LIFO reserve	(28,190)	(28,190)
Total LIFO inventories	42,479	34,932
Inventories carried at FIFO:
Finished goods	57,771	31,044
Raw materials, production parts and work-in-process	41,329	12,646
Total FIFO inventories	99,100	43,690
Total inventories	$141,579	$78,622
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

8.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the six months ended June 30, 2017 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2016	$58,397	$(37,332)	$21,065
Additions	152,713	—	152,713
Purchase accounting adjustments	(2,048)	—	(2,048)
Foreign currency fluctuations	13,736	(2,216)	11,520
Balance as of June 30, 2017	$222,798	$(39,548)	$183,250
The balances of acquired Intangible Assets, excluding Goodwill, as of June 30, 2017 and December 31, 2016, were as follows:

	Customer Lists	Trade Name	Technology	Noncompete Agreement	Total
Balance as of June 30, 2017
Original cost	$136,503	$33,954	$5,247	$3,424	$179,128
Accumulated amortization	(8,697)	(823)	(2,982)	(428)	(12,930)
Carrying value	$127,806	$33,131	$2,265	$2,996	$166,198
Weighted average original life (in years)	15	11	14	2
Balance as of December 31, 2016
Original cost	$8,016	$2,000	$5,136	$—	$15,152
Accumulated amortization	(5,948)	—	(2,744)	—	(8,692)
Carrying value	$2,068	$2,000	$2,392	$—	$6,460
Weighted average original life (in years)	15	15	13	0
The additions to Goodwill during the first six months of 2017 were based on the preliminary purchase price allocation of our acquisition of the IPC Group and adjustments to the preliminary purchase price allocation related to our acquisition of the Florock brand and the assets of Dofesa Barrido Mecanizado, as described further in Note 5.
As part of our acquisition of the IPC Group, we acquired a Trade Name, Customer Lists and a Noncompete Agreement for a preliminary fair value measurement of $148,744. Further details regarding the preliminary purchase price allocation of our acquisition of the IPC Group described is described further in Note 5.

As part of the formation of the i-team North America B.V. joint venture, we purchased the distribution rights to sell the i-mop in North America for $2,500. The distribution rights were recorded in Intangible Assets, Net as a customer list on the Condensed Consolidated Balance Sheets as of June 30, 2017. The i-mop distribution rights have a useful life of five years. Further details regarding the joint venture are discussed in Note 3.
Amortization expense on Intangible Assets for the three and six months ended June 30, 2017 was $3,536 and $3,780, respectively. Amortization expense on Intangible Assets for the three and six months ended June 30, 2016 was $112 and $224, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2017	$7,043
2018	14,085
2019	12,801
2020	12,374
2021	12,374
Thereafter	107,521
Total	$166,198

9.	Debt
JPMorgan Credit Facility
In order to finance the acquisition of the IPC Group, the Company and certain of our foreign subsidiaries entered into a Credit Agreement (the “2017 Credit Agreement”) with JPMorgan, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Wells Fargo, National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents, and the lenders (including JPMorgan) from time to time party thereto on April 4, 2017. The 2017 Credit Agreement provides the Company and certain of our foreign subsidiaries access to a senior secured credit facility until April 4, 2022, consisting of a multi-tranche term loan facility in an amount up to $400,000 and a revolving facility in an amount up to $200,000 with an option to expand the revolving facility by $150,000, with the consent of the lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. Borrowings may be denominated in U.S. dollars or certain other currencies.
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
Upon entry into the 2017 Credit Agreement, the Company repaid $45,000 in outstanding borrowings under our Amended and Restated Credit Agreement, as described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2016, and terminated the Amended and Restated Credit Agreement.
The 2017 Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting the Company’s ability to incur indebtedness and liens and merge or consolidate with another entity. The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization ("EBITDA"), as well as the ratio of consolidated EBITDA to consolidated interest expense. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. At June 30, 2017, we were in compliance with these financial covenants.
The full terms and conditions of the senior secured credit facility, including our financial covenants, are set forth in the 2017 Credit Agreement. A copy of the 2017 Credit Agreement was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2017 and is incorporated by reference herein.

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
The Notes and the guarantees will constitute senior unsecured obligations of the Company and the Guarantors, respectively.  The Notes and the guarantees, respectively, will be: (a) equal in right of payment with all of the Company’s and the Guarantors’ senior debt, without giving effect to collateral arrangements; (b) senior in right of payment to all of the Company’s and the Guarantors’ future subordinated debt, if any; (c) effectively subordinated in right of payment to all of the Company’s and the Guarantors’ debt and obligations that are secured, including borrowings under the Company’s senior secured credit facilities for so long as the senior secured credit facilities are secured, to the extent of the value of the assets securing such liens; and (d) structurally subordinated in right of payment to all liabilities (including trade payables) of the Company’s and the Guarantors’ subsidiaries that do not guarantee the Notes.
We used the net proceeds from this offering to refinance a $300,000 term loan under our 2017 Credit Agreement that we borrowed as part of the financing for the acquisition of the IPC Group and to pay related fees and expenses.
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
The Registration Rights Agreement is incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 24, 2017.
Debt outstanding at June 30, 2017 is summarized as follows:

	June 30, 2017	December 31, 2016
Long-Term Debt:
Senior Unsecured Notes	$300,000	$—
Credit Facility Borrowings	117,750	36,143
Capital Lease Obligations	688	51
Total Long-Term Debt	418,438	36,194
Less: Unamortized Debt Issuance Costs	(7,415)	—
Less: Current Maturities of Credit Facility Borrowings, Net of Debt Issuance Costs(1)	(4,905)	(3,459)
Less: Current Maturities of Capital Lease Obligations(1)	(402)	—
Long-Term Portion, Net	$405,716	$32,735

(1)
Current maturities of long-term debt includes $5,000 of current maturities, less $95 of unamortized debt issuance costs, under our 2017 Credit Agreement and $402 of current maturities of capital lease obligations.

As of June 30, 2017, we had outstanding borrowings under our 2017 Credit Agreement, totaling $97,750 under our term loan facility and $20,000 under our revolving facility. There were $300,000 in outstanding borrowings under the Notes as of June 30, 2017. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $4,645. Commitment fees on unused lines of credit for the six months ended June 30, 2017 were $200. The overall weighted average cost of debt is approximately 4.9% and, net of a related cross-currency swap instrument, is approximately 4.2%. Further details regarding the cross-currency swap instrument are discussed in Note 11.
Prudential Investment Management, Inc.
In March 2017, we repaid $11,143 of debt evidenced by the notes issued under our Private Shelf Agreement, as described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2016, and terminated the Private Shelf Agreement.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. As of June 30, 2017, there were no outstanding borrowings on this facility.

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
The changes in warranty reserves for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended
	June 30
	2017	2016
Beginning balance	$10,960	$10,093
Additions charged to expense	5,815	5,946
Acquired warranty obligations	384	—
Foreign currency fluctuations	154	48
Claims paid	(5,872)	(5,766)
Ending balance	$11,441	$10,321

11.	Derivatives
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

Balance Sheet Hedging
Hedges of Foreign Currency Assets and Liabilities
We hedge portions of our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Condensed Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction (Losses) Gains in our Condensed Consolidated Statements of Operations. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At June 30, 2017 and December 31, 2016, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $71,415 and $42,866, respectively.
During the first quarter of 2017, in connection with our acquisition of IPC Group, we entered into a foreign currency option contract not designated as a hedging instrument for a notional amount of €180,000. The option contract has since expired and there were no outstanding foreign currency option contracts not designated as hedging instruments as of June 30, 2017 and December 31, 2016.
Cash Flow Hedging
Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $2,781 and $2,127 as of June 30, 2017 and December 31, 2016, respectively. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $8,989 and $8,522 as of June 30, 2017 and December 31, 2016, respectively.
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
Foreign Currency Derivatives
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. During the second quarter of 2017 we entered into Euro to US Dollar foreign exchange cross currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We entered into these foreign exchange cross currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. We designated these cross currency swaps as cash flow hedges. The hedged cash flows as of June 30, 2017 included €184,800 of total notional value. As of June 30, 2017, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €34,800. The scheduled maturity and principal payment of the loan and related swaps of €150,000 are due in April 2022. There were no cross currency swaps designated as cash flow hedges as of December 31, 2016.

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)	$78	$—	$184	$—
Foreign currency forward contracts(1)	10,154	26,090	—	13
Derivatives not designated as hedging instruments:
Foreign currency option contracts	—	—	—	—
Foreign currency forward contracts(1)	$713	$1,324	$12	$162

(1)
Contracts that mature within the next 12 months are included in Other Current Assets and Other Current Liabilities for asset derivatives and liability derivatives, respectively, on our Condensed Consolidated Balance Sheets. Contracts with maturities greater than 12 months are included in Other Assets and Other Liabilities for asset derivatives and liability derivatives, respectively, on our Condensed Consolidated Balance Sheets. Amounts included in our Condensed Consolidated Balance Sheets are recorded net where a right of offset exists with the same derivative counterparty.

As of June 30, 2017, we anticipate reclassifying approximately $2,252 of losses from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive Income, net of tax(1)	$(47)	$(9,517)	$(137)	$(9,534)
Net gain (loss) reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	43	(83)	1	(102)
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	449	—	449
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction (Losses) Gains	—	(7,148)	—	(7,148)
Net (loss) gain recognized in earnings(2)	(4)	3	(5)	5
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(3)	$—	$(3,939)	$(1,132)	$(5,307)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements Operations for the three and six months ended June 30, 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive Income, net of tax(1)	$(44)	$(29)	$(230)	$(65)
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	—	(84)	—	(26)
Net loss recognized in earnings(2)	—	—	(6)	—
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(3)	$—	$(371)	$—	$(2,062)

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive Income.

(2)	Ineffective portion and amount excluded from effectiveness testing classified in Net Foreign Currency Transaction (Losses) Gains.

(3)	Classified in Net Foreign Currency Transaction (Losses) Gains.

12.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements on a recurring basis at June 30, 2017 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$10,867	$—	$10,867	$—
Foreign currency option contracts	78	—	78	—
Total Assets	$10,945	$—	$10,945	$—
Liabilities:
Foreign currency forward exchange contracts	$27,414	$—	$27,414	$—
Foreign currency option contracts	$—	—	—	—
Total Liabilities	$27,414	$—	$27,414	$—
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
From time to time, we measure certain assets at fair value on a non-recurring basis, including evaluation of long-lived assets, goodwill and other intangible assets, as part of a business acquisition. These assets are measured and recognized at amounts equal to the fair value determined as of the date of acquisition. Fair value valuations are based on the information available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by us. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of assets acquired and liabilities assumed as part of a business acquisition are based on valuations involving significant unobservable inputs, or Level 3, in the fair value hierarchy.
These assets are also subject to periodic impairment testing by comparing the respective carrying value of each asset to the estimated fair value of the reporting unit or asset group in which they reside. In the event we determine these assets to be impaired, we would recognize an impairment loss equal to the amount by which the carrying value of the reporting unit, impaired asset or asset group exceeds its estimated fair value. These periodic impairment tests utilize company-specific assumptions involving significant unobservable inputs, or Level 3, in the fair value hierarchy.

13.	Retirement Benefit Plans
Our defined benefit pension plans and postretirement medical plan are described in Note 13 of our annual report on Form 10-K for the year ended December 31, 2016. We have contributed $186 and $86 during the second quarter of 2017 and $265 and $295 during the first six months of 2017 to our pension plans and postretirement medical plan, respectively.
The components of the net periodic cost (benefit) for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$—	$97	$24	$36	$20	$24
Interest cost	390	415	129	103	90	100
Expected return on plan assets	(586)	(603)	(101)	(97)	—	—
Amortization of net actuarial loss	11	8	—	—	—	—
Amortization of prior service cost	—	10	49	32	—	—
Settlement charge	205	—	—	—	—	—
Foreign currency	—	—	234	(16)	—	—
Net periodic cost (benefit)	$20	$(73)	$335	$58	$110	$124

	Six Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$—	$177	$48	$72	$40	$48
Interest cost	780	830	219	208	181	199
Expected return on plan assets	(1,171)	(1,200)	(197)	(194)	—	—
Amortization of net actuarial loss	21	17	—	—	—	—
Amortization of prior service cost	—	21	96	64	—	—
Settlement charge	205	—	—	—	—	—
Foreign currency	—	—	229	24	—	—
Net periodic (benefit) cost	$(165)	$(155)	$395	$174	$221	$247

14.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of June 30, 2017, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $14,700, of which we have guaranteed $13,319. As of June 30, 2017, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $374 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
The minimum rentals for aggregate lease commitments as of June 30, 2017 were as follows:

Remaining 2017	$7,702
2018	10,540
2019	7,074
2020	4,380
2021	2,488
Thereafter	4,183
Total	$36,367

15.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	June 30, 2017	December 31, 2016
Foreign currency translation adjustments	$(28,404)	$(44,444)
Pension and retiree medical benefits	(5,251)	(5,391)
Cash flow hedge	(2,959)	(88)
Total Accumulated Other Comprehensive Loss	$(36,614)	$(49,923)

The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Cash Flow Hedge	Total
December 31, 2016	$(44,444)	$(5,391)	$(88)	$(49,923)
Other comprehensive income (loss) before reclassifications	16,040	127	(9,671)	6,496
Amounts reclassified from Accumulated Other Comprehensive Loss	—	13	6,800	6,813
Net current period other comprehensive income (loss)	$16,040	$140	$(2,871)	$13,309
June 30, 2017	$(28,404)	$(5,251)	$(2,959)	$(36,614)

16.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2013 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2012.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $2,790 for unrecognized tax benefits as of June 30, 2017, there was approximately $536 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2017 was $2,433. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
Unrecognized tax benefits were reduced by $138 during the first six months of 2017 as a result of the expiration of the statute of limitations in various jurisdictions and settlement with tax authorities.
We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2014 to 2016. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

17.	Share-Based Compensation
Our share-based compensation plans are described in Note 17 of our annual report on Form 10-K for the year ended December 31, 2016. During the three months ended June 30, 2017 and 2016, we recognized total Share-Based Compensation Expense of $1,049 and $1,789, respectively. During the six months ended June 30, 2017 and 2016, we recognized total Share-Based Compensation Expense of $3,622 and $4,426, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the six months ended June 30, 2017 and 2016 was $1,144 and $246, respectively.
During the first six months of 2017, we granted 19,971 restricted shares. The weighted average grant date fair value of each share awarded was $73.16. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the six months ended June 30, 2017 and 2016 was $1,250 and $1,724, respectively.

18.	(Loss) Earnings Attributable to Tennant Company Per Share
The computations of Basic and Diluted (Loss) Earnings Attributable to Tennant Company per Share were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Numerator:
Net (Loss) Earnings Attributable to Tennant Company	$(2,591)	$15,328	$(6,548)	$19,767
Denominator:
Basic - Weighted Average Shares Outstanding	17,693,102	17,508,022	17,645,090	17,526,107
Effect of Dilutive Securities:
Share-Based Compensation Plans	—	425,221	—	428,060
Diluted - Weighted Average Shares Outstanding	17,693,102	17,933,243	17,645,090	17,954,167
Basic (Loss) Earnings per Share	$(0.15)	$0.88	$(0.37)	$1.13
Diluted (Loss) Earnings per Share	$(0.15)	$0.85	$(0.37)	$1.10

Excluded from the dilutive securities shown above were options to purchase 735,377 and 408,979 shares of Common Stock during the three months ended June 30, 2017 and 2016, respectively. Excluded from the dilutive securities shown above were options to purchase 716,401 and 405,123 shares of Common Stock during the six months ended June 30, 2017 and 2016, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our Common Stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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
Net Sales attributed to each geographic area for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Americas	$169,146	$163,857	$311,916	$297,410
EMEA	77,356	34,391	110,632	65,124
APAC	24,289	18,580	39,302	34,158
Total	$270,791	$216,828	$461,850	$396,692

Net Sales are attributed to each geographic area based on the end user country and are net of intercompany sales.

20.	Related Party Transactions
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
Overview
Tennant Company is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, significantly reduce their environmental impact and help create a cleaner, safer, healthier world. Tennant is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products including: floor maintenance and outdoor cleaning equipment, detergent-free and other sustainable cleaning technologies, cleaning tools and supplies, aftermarket parts and consumables, equipment maintenance and repair service, specialty surface coatings and asset management solutions. Tennant products are used in many types of environments including: Retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. Customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
Net Loss Attributable to Tennant Company for the second quarter of 2017 was $2.6 million, or $(0.15) per diluted share, as compared to Net Earnings of $15.3 million, or $0.85 per diluted share, in the second quarter of 2016. Operating Profit for the second quarter of 2017 was $9.2 million, or 3.4% of Net Sales, as compared to Operating Profit of $22.6 million, or 10.4% of Net Sales, in the second quarter of 2016. The second quarter of 2017 Operating Profit was $13.4 million lower than the second quarter of 2016 Operating Profit due primarily to the $6.2 million fair value inventory step-up flow through in our 2017 second quarter Cost of Sales and $4.7 million of acquisition costs in our 2017 second quarter Selling & Administrative ("S&A") Expense, both related to our acquisition of the IPC Group. In addition, the second quarter of 2017 Net Loss Attributable to Tennant Company also included $6.2 million pre-tax of financing costs in our 2017 second quarter Total Other (Expense) Income, Net reflecting the write-off of debt issuance costs related to the refinancing for our acquisition of the IPC Group.
Net Loss Attributable to Tennant Company for the first six months of 2017 was $6.5 million, or $(0.37) per diluted share, as compared to Net Earnings of $19.8 million, or $1.10 per diluted share, in the first six months of 2016. Operating Profit for the first six months of 2017 was $6.5 million, or 1.4% of Net Sales, as compared to Operating Profit of $29.7 million, or 7.5% of Net Sales, in the first six months of 2016. The first six months of 2017 Operating Profit was $23.2 million lower than the first six months of 2016 Operating Profit due primarily to the $6.2 million fair value inventory step-up flow through in our 2017 first six months Cost of Sales and $7.6 million of acquisition costs in our 2017 first six months S&A Expense, both related to our acquisition of the IPC Group. We also recorded an $8.0 million restructuring charge in the first six months of 2017 S&A Expense to better align our global resources and expense structure with a lower growth global economic environment. In addition, the first six months of 2017 Net Loss Attributable to Tennant Company also included $7.4 million pre-tax of financing costs related to our acquisition of the IPC Group.
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

Historical Results
The following table compares the historical results of operations for the three months ended June 30, 2017 and 2016, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2017	%	2016	%	2017	%	2016	%
Net Sales	$270,791	100.0	$216,828	100.0	$461,850	100.0	$396,692	100.0
Cost of Sales	166,237	61.4	121,539	56.1	277,560	60.1	223,901	56.4
Gross Profit	104,554	38.6	95,289	43.9	184,290	39.9	172,791	43.6
Operating Expense:
Research and Development Expense	7,886	2.9	8,390	3.9	16,332	3.5	16,294	4.1
Selling and Administrative Expense	87,513	32.3	64,253	29.6	161,416	34.9	126,692	31.9
Loss on Sale of Business	—	—	87	—	—	—	149	—
Total Operating Expense	95,399	35.2	72,730	33.5	177,748	38.5	143,135	36.1
Profit from Operations	9,155	3.4	22,559	10.4	6,542	1.4	29,656	7.5
Other Income (Expense):
Interest Income	793	0.3	40	—	877	0.2	81	—
Interest Expense	(11,833)	(4.4)	(288)	(0.1)	(12,627)	(2.7)	(590)	(0.1)
Net Foreign Currency Transaction (Losses) Gains	(336)	(0.1)	597	0.3	(1,533)	(0.3)	324	0.1
Other Expense, Net	(197)	(0.1)	(314)	(0.1)	(218)	—	(350)	(0.1)
Total Other (Expense) Income, Net	(11,573)	(4.3)	35	—	(13,501)	(2.9)	(535)	(0.1)
(Loss) Profit Before Income Taxes	(2,418)	(0.9)	22,594	10.4	(6,959)	(1.5)	29,121	7.3
Income Tax Expense (Benefit)	238	0.1	7,266	3.4	(346)	(0.1)	9,354	2.4
Net (Loss) Earnings Including Noncontrolling Interest	(2,656)	(1.0)	15,328	7.1	(6,613)	(1.4)	19,767	5.0
Net Loss Attributable to Noncontrolling Interest	(65)	—	—	—	(65)	—	—	—
Net (Loss) Earnings Attributable to Tennant Company	$(2,591)	(1.0)	$15,328	7.1	$(6,548)	(1.4)	$19,767	5.0
Net (Loss) Earnings Attributable to Tennant Company per Diluted Share	$(0.15)		$0.85		$(0.37)		$1.10
Net Sales
Consolidated Net Sales for the second quarter of 2017 totaled $270.8 million, a 24.9% increase as compared to consolidated Net Sales of $216.8 million in the second quarter of 2016. Consolidated Net Sales for the first six months of 2017 totaled $461.9 million, a 16.4% increase as compared to consolidated Net Sales of $396.7 million for the first six months of 2016.

The components of the consolidated Net Sales change for the three and six months ended June 30, 2017 as compared to the same periods in 2016 were as follows:

	2017 v. 2016
	Three Months Ended	Six Months Ended
	June 30	June 30
Organic Growth:
Volume	(3.3%)	—%
Price	1.0%	1.0%
Organic Growth	(2.3%)	1.0%
Foreign Currency	(1.0%)	(0.5%)
Acquisitions & Divestiture	28.2%	15.9%
Total	24.9%	16.4%

The 24.9% increase in consolidated Net Sales in the second quarter of 2017 as compared to the same period in 2016 was driven by:

•
An organic sales decrease of approximately 2.3% which excludes the effects of foreign currency exchange and acquisitions and divestitures, due to an approximate 3.3% volume decrease and a 1.0% price increase. The volume decrease was primarily due to decreased sales in the Americas and Europe, Middle East and Africa ("EMEA") regions. These decreases were partially offset by higher sales in the Asia Pacific ("APAC") region. Sales of new products introduced within the past three years totaled 49% of equipment revenue for the second quarter of 2017. This compares to 34% of equipment revenue in the 2016 second quarter from sales of new products introduced within the past three years. The price increase was the result of selling price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of February 1, 2017. We expect the increase in selling prices to increase Net Sales in the range of 1 percent to 2 percent for the 2017 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

•	An unfavorable direct foreign currency translation exchange impact of approximately 1.0%.

•
A favorable impact of 28.2% resulting from the April 2017 acquisition of the IPC Group and the expansion of our commercial floor coatings business through the August 2016 acquisition of the Florock® brand.

The 16.4% increase in consolidated Net Sales in the first six months of 2017 as compared to the same period in 2016 was driven by:

•
An organic sales increase of approximately 1.0% which excludes the effects of foreign currency exchange and acquisitions and divestitures, due to an approximate 0.0% volume increase and a 1.0% price increase. The volume increase in the EMEA region was offset by volume decreases in the Americas and APAC regions. Sales of new products introduced within the past three years totaled 45% of equipment revenue for the first six months of 2017. This compares to 35% of equipment revenue in the first six months of 2016 from sales of new products introduced within the past three years. The price increase was the result of selling price increases, typically in the range of 2 percent to 4 percent in most geographies, with an effective date of February 1, 2017. We expect the increase in selling prices to increase Net Sales in the range of 1 percent to 2 percent for the 2017 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

•	An unfavorable direct foreign currency translation exchange impact of approximately 0.5%.

•
A favorable net impact of 15.9% resulting from the April 2017 acquisition of the IPC Group and the expansion of our commercial floor coatings business through the August 2016 acquisition of the Florock brand, partially offset by the sale of our Green Machines outdoor city cleaning line in January 2016.

The following table sets forth the Net Sales by geographic area for the three months and six months ended June 30, 2017 and 2016 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2017	2016	%	2017	2016	%
Americas	$169,146	$163,857	3.2	$311,916	$297,410	4.9
Europe, Middle East and Africa	77,356	34,391	124.9	110,632	65,124	69.9
Asia Pacific	24,289	18,580	30.7	39,302	34,158	15.1
Total	$270,791	$216,828	24.9	$461,850	$396,692	16.4
Americas
Net Sales in the Americas were $169.1 million for the second quarter of 2017, an increase of 3.2% from the second quarter of 2016. Organic sales in the second quarter decreased approximately 2.8%, excluding the direct impacts of the IPC Group and Florock acquisitions of 6.0%. The foreign currency translation exchange impact was essentially flat versus the prior year quarter. Sales of new products, particularly the M17 sweeper-scrubber, favorably impacted Net Sales, however this was more than offset by lower sales in the other product categories.
Net Sales in the Americas were $311.9 million for the first six months of 2017, an increase of 4.9% from first six months of 2016. Organic sales in the first six months increased approximately 0.4%, excluding the direct impacts of the IPC Group and Florock acquisitions of 4.0% and favorable foreign currency translation exchange effects of approximately 0.5%. The first quarter 2017 strong sales to strategic accounts and direct sales were more than offset by lower sales in channels and product categories in the 2017 second quarter.
Europe, Middle East and Africa
Net Sales in EMEA were $77.4 million for the second quarter of 2017, an increase of 124.9% from the second quarter of 2016. Organic sales in the second quarter decreased approximately 4.8%, excluding the direct impacts of the IPC Group acquisition of 133.2% and the unfavorable foreign currency translation exchange effects of approximately 3.5%. Solid sales performance in the Central Eastern Europe, Middle East and Africa ("CEEMEA") markets, through our Master Distributor for that area, was more than offset by declines in the other countries.
Net Sales in EMEA were $110.6 million for the first six months of 2017, an increase of 69.9% from first six months of 2016. Organic sales in the first six months increased approximately 4.3%, excluding the direct impacts of the April 2017 IPC Group acquisition and the divestiture of our Green Machines outdoor city cleaning line in January 2016 that had a net favorable effect of 70.1% and unfavorable foreign currency translation exchange effects of approximately 4.5%. Strong sales growth in the CEEMEA markets and many other European countries were partially offset by lower sales in the UK and France.
Asia Pacific
Net Sales in the APAC region were $24.3 million for the second quarter of 2017, an increase of 30.7% from the second quarter of 2016. Organic sales in the second quarter increased approximately 3.1%, excluding the direct impacts of the IPC Group acquisition of 29.6% and the unfavorable foreign currency translation exchange effects of approximately 2.0%. Robust sales growth in China and Southeast Asia were partially offset by sales declines in Australia and Japan.
Net Sales in the APAC were $39.3 million for the first six months of 2017, an increase of 15.1% from the first six months of 2016. Organic sales in the first six months decreased approximately 0.5%, excluding the direct impacts of the IPC Group acquisition of 16.1% and unfavorable foreign currency translation exchange effects of approximately 0.5%. Solid sales growth in China and Korea were more than offset by sales declines in Australia.
Gross Profit
Gross Profit in the second quarter of 2017 was $104.6 million, or 38.6% of Net Sales, as compared to $95.3 million, or 43.9% of Net Sales, in the second quarter of 2016. Gross margin was 530 basis points lower in the second quarter of 2017 due primarily to the $6.2 million fair value inventory step-up flow through related to our acquisition of the IPC Group, continued field service productivity challenges related to organizational changes from the restructuring, the near-term unfavorable impact from investments in manufacturing automation initiatives, and raw material cost inflation.

Gross Profit in the first six months of 2017 was $184.3 million, or 39.9% of Net Sales, as compared to $172.8 million, or 43.6% of net sales in the first six months of 2016. Gross margin was 370 basis points lower in the first six months of 2017 due primarily to the $6.2 million fair value inventory step-up flow through related to our acquisition of the IPC Group, field service productivity challenges related to organizational changes from the restructuring, the near-term unfavorable impact from investments in manufacturing automation initiatives, and raw material cost inflation.
Operating Expense
Research & Development Expense
R&D Expense for the second quarter of 2017 was $7.9 million, a decrease of 6.0% from $8.4 million in the second quarter of 2016. R&D Expense as a percentage of Net Sales was 2.9% for the second quarter of 2017 and 3.9% for the second quarter of 2016. The decrease in R&D spending was primarily due to the timing of new product development efforts.
R&D Expense for the first six months of 2017 and 2016 was $16.3 million. R&D Expense as a percentage of Net Sales was 3.5% for the first six months of 2017 and 4.1% for the first six months of 2016.
We continue to invest in developing innovative new products and technologies and the advancement of detergent-free products, fleet management and other sustainable technologies. New products are a key driver of sales growth. There were 27 new products and product variants launched in the first six months of 2017 consisting of a new family of T500 commercial walk-behind scrubbers, the enhanced IRIS® Web Based Fleet Management System, the i-mop and the V3e compact dry canister vacuum. For the full year 2017, we plan to introduce at least 32 new products and product variants, excluding IPC Group products.
Selling & Administrative Expense
S&A Expense in the second quarter of 2017 increased 36.2% to $87.5 million, as compared to $64.3 million in the second quarter of 2016. S&A Expense as a percentage of Net Sales was 32.3% for the second quarter of 2017, an increase of 270 basis points from 29.6% in the second quarter of 2016. S&A Expense in the 2017 second quarter was unfavorably impacted by $4.7 million (170 basis points) of acquisition costs related to our acquisition of the IPC Group.
S&A Expense for the first six months of 2017 increased 27.4% to $161.4 million, as compared to $126.7 million for the first six months of 2016. S&A Expense as a percentage of Net Sales was 34.9% for the first six months of 2017, an increase of 300 basis points from 31.9% in the first six months of 2016. S&A Expense in the first six months of 2017 was unfavorably impacted by $7.6 million (160 basis points) of acquisition costs related to our acquisition of the IPC Group. S&A Expense in the first six months of 2017 was also unfavorably impacted by the $8.0 million (170 basis points) restructuring charge taken in our 2017 first quarter to better align our global resources and expense structure with a lower growth global economic environment. Excluding these costs, S&A Expense was 30 basis points lower as we continued to balance disciplined spending control with investments in key growth initiatives.
Other Expense, Net
Interest Income
Interest Income in the second quarter of 2017 was $0.8 million, as compared to $0.04 million in the second quarter of 2016. Interest Income in the first six months of 2017 was $0.9 million, as compared to $0.1 million in the first six months of 2016. The higher Interest Income in the second quarter and first six months of 2017 as compared to the same periods in 2016 was primarily due to interest income related to foreign currency swap activities.
Interest Expense
Interest Expense in the second quarter of 2017 was $11.8 million, as compared to $0.3 million in the second quarter of 2016. Interest Expense in the first six months of 2017 was $12.6 million, as compared to $0.6 million in the first six months of 2016. The higher Interest Expense in the second quarter and first six months of 2017 as compared to the same periods in 2016 was primarily due to carrying a higher level of debt on our Condensed Consolidated Balance Sheets related to our acquisition activities, as well as a $6.2 million charge to expense the debt issuance costs for loans which were refinanced or repaid, as further described in the Liquidity and Capital Resources section that follows.
Net Foreign Currency Transaction Losses
Net Foreign Currency Transaction Losses in the second quarter of 2017 were $0.3 million, as compared to Net Foreign Currency Transaction Gains of $0.6 million in the second quarter of 2016. The unfavorable change in the impact from foreign currency transactions in the second quarter of 2017 was primarily due to fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.

Net Foreign Currency Transaction Losses in the first six months of 2017 were $1.5 million, as compared to Net Foreign Currency Transaction Gains of $0.3 million in the first six months of 2016. The unfavorable change in the impact from foreign currency transactions in the first six months of 2017 was primarily due to a $1.1 million mark-to-market adjustment of a foreign exchange call option, an instrument held in connection with our acquisition of the IPC Group on April 6, 2017 and also fluctuations in foreign currency rates and settlement of transactional hedging activity in the normal course of business.
Other Expense, Net
There was no significant change in Other Expense, Net in the second quarter and first six months of 2017, as compared to the same periods in 2016.
Income Taxes
The effective tax rate in the second quarter of 2017 was (9.8%), as compared to the effective tax rate in the second quarter of the prior year of 32.2%. The tax expense for the second quarter of 2017 included a $0.05 million tax benefit associated with the $0.2 million pension settlement, a $2.3 million tax benefit associated with $10.9 million of acquisition costs and financing costs related to the IPC Group acquisition, and a $1.7 million tax benefit associated with $6.2 million of expense related to inventory step-up amortization. Excluding these items, the second quarter 2017 overall effective tax rate would have been 29.1%.
The net tax benefit for the first quarter of 2017 included a $2.2 million tax benefit associated with an $8.0 million restructuring charge and a $0.4 million tax benefit associated with $4.0 million of acquisition costs and financing costs related to the IPC Group acquisition.
The year-to-date overall effective tax rate was 5.0% for 2017 compared to 32.1% for 2016. Excluding the effects of 2017 special items, the 2017 year-to-date overall effective tax rate would have been 28.7%.
The decrease in the overall effective tax rate to 28.7% in 2017 compared to 32.1% in 2016, excluding the 2017 special items, was primarily related to the mix in expected full year taxable earnings by country and to the implementation of Accounting Standards Update ("ASU") 2016-09 in Q1 2017. See Note 2 to the Condensed Consolidated Financial Statements for further information regarding the implementation of ASU 2016-09.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental taxation is not being considered. It is management's belief that reinvesting these earnings outside the U.S. is the most efficient use of capital.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $53.3 million at June 30, 2017, as compared to $58.0 million as of December 31, 2016. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.2 as of June 30, 2017 and December 31, 2016, and our working capital was $232.0 million and $165.1 million, respectively. Our debt-to-capital ratio was 59.1% as of June 30, 2017, compared to 11.5% as of December 31, 2016.

Cash Flow Summary
Cash (used in) provided by our operating, investing and financing activities is summarized as follows (in thousands):

	Six Months Ended
	June 30
	2017	2016
Operating Activities	$(2,495)	$12,441
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(6,717)	(14,342)
Issuance of Long-Term Note Receivable	(1,500)	—
Acquisition of Businesses, Net of Cash Acquired	(354,073)	—
Purchase of Intangible Asset	(2,500)	—
Proceeds from Sale of Business	—	285
(Increase) Decrease in Restricted Cash	(118)	120
Financing Activities	361,870	(21,822)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	805	(37)
Net Decrease in Cash and Cash Equivalents	$(4,728)	$(23,355)
Operating Activities
Operating activities used $2.5 million of cash for the six months ended June 30, 2017. Cash used in operating activities was driven primarily by cash outflows from an increase in Inventories of $9.9 million, a decrease in Employee Compensation and Benefits liabilities of $8.3 million, a net cash outflow from Other Assets and Liabilities of $7.6 million, a Net Loss of $6.6 million, an increase in Receivables of $6.0 million and a decrease in Income Taxes Payable of $1.6 million. These cash outflows were partially offset by cash inflows resulting from an increase in Accounts Payable and Other Current Liabilities of $6.2 million and $5.3 million, respectively.
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

	June 30, 2017	December 31, 2016	June 30, 2016
DSO	63	59	60
DIOH	98	89	86
As of June 30, 2017, DSO increased 3 days compared to June 30, 2016 and increased 4 days compared to December 31, 2016. The increase was primarily due to the variety of terms offered and mix of business, somewhat offset by the trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
As of June 30, 2017, DIOH increased 12 days as compared to June 30, 2016 and increased 9 days as compared to December 31, 2016. The increase was primarily due to a lower level of sales in the second quarter of 2017 than anticipated that resulted in higher levels of inventory, somewhat offset by progress from inventory reduction initiatives.

Investing Activities
Investing activities during the six months ended June 30, 2017 used $364.9 million. We used $6.7 million and $2.5 million for net capital expenditures and for the purchase of the distribution rights to sell the i-mop, respectively. We also used $1.5 million as a result of a loan to i-team North America B.V., a joint venture that operates as the distributor of the i-mop in North America. The details regarding the joint venture and our distribution of the i-mop are described further in Note 3 to the Condensed Consolidated Financial Statements. In addition, we used $354.1 million in relation to our acquisition of the IPC group and the final installment payment for the acquisition of the Florock brand and used $0.1 million related to the increase in our Restricted Cash balance. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment.
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
Financing Activities
Net cash provided by financing activities was $361.9 million during the first six months of 2017. Proceeds from the incurrence of Long-Term Debt and the issuance of Common Stock provided $440.0 million and $3.8 million, respectively. These cash inflows were partially offset by cash outflows resulting from $58.5 million of Long-Term Debt payments, $16.0 million related to payments of debt issuance costs and Dividend payments of $7.5 million.
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
Indebtedness
In order to finance the acquisition of the IPC Group, the Company and certain of our foreign subsidiaries entered into a Credit Agreement (the “2017 Credit Agreement”) with JPMorgan, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Wells Fargo, National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents, and the lenders (including JPMorgan) from time to time party thereto on April 4, 2017. The 2017 Credit Agreement provides the Company and certain of our foreign subsidiaries access to a senior secured credit facility until April 4, 2022, consisting of a multi-tranche term loan facility in an amount up to $400.0 million and a revolving facility in an amount up to $200.0 million with an option to expand the revolving facility by $150.0 million, with the consent of the lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. Borrowings may be denominated in U.S. dollars or certain other currencies.
Upon entry into the 2017 Credit Agreement, the Company repaid $45.0 million in outstanding borrowings under our Amended and Restated Credit Agreement, as described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2016, and terminated the Amended and Restated Credit Agreement.
The 2017 Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting the Company’s ability to incur indebtedness and liens and merge or consolidate with another entity. The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization ("EBITDA"), as well as the ratio of consolidated EBITDA to consolidated interest expense. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. At June 30, 2017, we were in compliance with these financial covenants.
Further details regarding our financing under the 2017 Credit Agreement are discussed in Note 9 to the Condensed Consolidated Financial Statements.
On April 18, 2017, we issued and sold $300.0 million in aggregate principal amount of our 5.625% Senior Notes due 2025 (the “Notes”), pursuant to an Indenture, dated as of April 18, 2017, among the Company, the Guarantors (as defined therein), and Wells Fargo Bank, National Association, a national banking association, as trustee. The Notes are guaranteed by Tennant Coatings, Inc. and Tennant Sales and Service Company (collectively, the “Guarantors”), which are wholly owned subsidiaries of the Company.

The Notes will mature on May 1, 2025. Interest on the Notes will accrue at the rate of 5.625% per annum and will be payable semiannually in cash on each May 1 and November 1, commencing on November 1, 2017.
We used the net proceeds from this offering to refinance a $300.0 million term loan under our 2017 Credit Agreement that we borrowed as part of the financing for the acquisition of the IPC Group and to pay related fees and expenses.
Further details regarding our financing under the Notes are discussed in Note 9 to the Condensed Consolidated Financial Statements.
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
The Registration Rights Agreement is incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 24, 2017.
As of June 30, 2017, we had outstanding borrowings under our 2017 Credit Agreement, totaling $97.8 million under our term loan facility and $20.0 million under our revolving facility. There were $300.0 million in outstanding borrowings under the Notes as of June 30, 2017. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $4.6 million. Commitment fees on unused lines of credit for the six months ended June 30, 2017 were $0.2 million. The overall weighted average cost of debt is approximately 4.9% and, net of a related cross-currency swap instrument, is approximately 4.2%. Further details regarding the cross-currency swap instrument are discussed in Note 11 to the Condensed Consolidated Financial Statements.
Prudential Investment Management, Inc.
In March 2017, we repaid $11.1 million of debt evidenced by the notes issued under our Private Shelf Agreement, as described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2016, and terminated the Private Shelf Agreement.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5.0 million. As of June 30, 2017, there were no outstanding borrowings on this facility.
Contractual Obligations
As of June 30, 2017, as a result of our acquisition of the IPC Group, there have been material changes in our contractual obligations related to our minimum rental payments for aggregate operating lease commitments as well as our long-term debt compared to our contractual obligations as disclosed in our annual report on Form 10-K for the year ended December 31, 2016. Further details regarding our contractual obligations related to our aggregate operating lease commitments and long-term debt are discussed in Notes 14 and 9, respectively, to the Condensed Consolidated Financial Statements.
Other than the contractual obligations identified above, there have been no material changes with respect to contractual obligations as disclosed in our annual report on Form 10-K for the year ended December 31, 2016.
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

Cautionary Statement Relevant to Forward-Looking Information
This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: geopolitical and economic uncertainty throughout the world; the competition in our business; our ability to attract, develop and retain key personnel; our ability to achieve operational efficiencies, including synergistic and other benefits of acquisitions; our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of any variable rate debt, and prevent us from meeting our covenant and payment obligations related to our debt instruments; our ability to effectively manage organizational changes; our ability to successfully upgrade, evolve and protect our information technology systems; our ability to develop and commercialize new innovative products and services; unforeseen product liability claims or product quality issues; fluctuations in the cost, quality, or availability of raw materials and purchased components; foreign currency exchange rate fluctuations, particularly the relative strength of the U.S. dollar against other major currencies; the occurrence of a significant business interruption; our ability to comply with laws and regulations; and our ability to sufficiently remediate any material weaknesses or significant deficiencies in our internal control over financial reporting.
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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended June 30, 2017 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that, due to material weaknesses in internal control over financial reporting described in Part II, Item 9A of our 2016 annual report on Form 10-K for the year ended December 31, 2016, our disclosure controls and procedures were not effective as of June 30, 2017.
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

We are in the implementation phase of our remediation plan described above. The material weaknesses cannot be considered remediated until the controls have operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate these material weaknesses by the end of 2017.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material pending legal proceedings other than ordinary routine litigation incidental to our business.
Item 1A. Risk Factors
We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2016. Other than the risk factor identified below, there have been no material changes to our risk factors since the filing of that report.
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

•
our funds available for operations, expansions, dividends or other distributions, or stock repurchases may be reduced because we dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness;

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
On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 393,965 shares remaining under our prior repurchase program as of June 30, 2017. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of June 30, 2017, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payments.

For the Quarter Ended June 30, 2017	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2017	3,650	$73.24	—	1,393,965
May 1 - 31, 2017	—	—	—	1,393,965
June 1 - 30, 2017	136	71.70	—	1,393,965
Total	3,786	$73.18	—	1,393,965

(1)
Includes 3,786 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

Item 6.	Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Current Report on Form 8-K dated December 14, 2010.
4.1	Indenture dated as of April 18, 2017	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 24, 2017.
4.2	Registration Rights Agreement dated April 18, 2017	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 24, 2017.
10.1	Credit Agreement dated as of April 4, 2017	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2017 and the Company's Current Report on Form 8-K/A filed July 27, 2017.
10.2	2017 Stock Incentive Plan	Incorporated by reference to Appendix A on the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders filed March 15, 2017.
10.3	Form of Tennant Company 2017 Stock Incentive Plan Non-Statutory Stock Option Agreement	Filed herewith electronically.
10.4	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Agreement	Filed herewith electronically.
10.5	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Agreement	Filed herewith electronically.
10.6	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Unit Agreement	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2017 and 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to the Condensed Consolidated Financial Statements
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 9, 2017	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	August 9, 2017	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)