Form 10-Q
period 2017-09-30
TENNANT CO
filed 2017-11-09
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of October 30, 2017, there were 17,851,541 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except shares and per share data)	September 30		September 30
	2017	2016	2017	2016
Net Sales	$261,921	$200,134	$723,771	$596,826
Cost of Sales	157,317	114,839	434,877	338,740
Gross Profit	104,604	85,295	288,894	258,086

Operating Expense:
Research and Development Expense	7,907	8,418	24,239	24,712
Selling and Administrative Expense	85,651	60,623	247,067	187,315
Loss on Sale of Business	—	—	—	149
Total Operating Expense	93,558	69,041	271,306	212,176
Profit from Operations	11,046	16,254	17,588	45,910

Other Income (Expense):
Interest Income	698	107	1,575	188
Interest Expense	(6,093)	(329)	(18,720)	(919)
Net Foreign Currency Transaction (Losses) Gains	(842)	(149)	(2,375)	175
Other Expense, Net	(482)	(10)	(700)	(360)
Total Other Expense, Net	(6,719)	(381)	(20,220)	(916)

Profit (Loss) Before Income Taxes	4,327	15,873	(2,632)	44,994
Income Tax Expense	731	4,396	385	13,750
Net Earnings (Loss) Including Noncontrolling Interest	3,596	11,477	(3,017)	31,244
Net Earnings (Loss) Attributable to Noncontrolling Interest	37	—	(28)	—
Net Earnings (Loss) Attributable to Tennant Company	$3,559	$11,477	$(2,989)	$31,244

Net Earnings (Loss) Attributable to Tennant Company per Share:
Basic	$0.20	$0.66	$(0.17)	$1.78
Diluted	$0.20	$0.64	$(0.17)	$1.74

Weighted Average Shares Outstanding:
Basic	17,729,857	17,498,808	17,673,656	17,516,941
Diluted	18,171,444	17,973,206	17,673,656	17,955,499

Cash Dividend Declared per Common Share	$0.21	$0.20	$0.63	$0.60

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30		September 30
	2017	2016	2017	2016
Net Earnings (Loss) Including Noncontrolling Interest	$3,596	$11,477	$(3,017)	$31,244
Other Comprehensive Income:
Foreign currency translation adjustments	9,033	381	25,073	4,380
Pension and retiree medical benefits	379	23	541	61
Cash flow hedge	(1,732)	35	(6,311)	(394)
Income Taxes:
Foreign currency translation adjustments	—	10	—	15
Pension and retiree medical benefits	(138)	(9)	(160)	(23)
Cash flow hedge	646	(13)	2,354	147
Total Other Comprehensive Income, Net of Tax	8,188	427	21,497	4,186

Total Comprehensive Income Including Noncontrolling Interest	11,784	11,904	18,480	35,430
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	37	—	(28)	—
Comprehensive Income Attributable to Tennant Company	$11,747	$11,904	$18,508	$35,430
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except shares and per share data)	2017	2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$55,947	$58,033
Restricted Cash	1,292	517
Accounts Receivable, less Allowances of $2,972 and $3,108, respectively	193,725	149,134
Inventories	141,519	78,622
Prepaid Expenses	26,281	9,204
Other Current Assets	4,909	2,412
Total Current Assets	423,673	297,922
Property, Plant and Equipment	389,391	298,500
Accumulated Depreciation	(207,882)	(186,403)
Property, Plant and Equipment, Net	181,509	112,097
Deferred Income Taxes	19,857	13,439
Goodwill	179,048	21,065
Intangible Assets, Net	175,752	6,460
Other Assets	22,959	19,054
Total Assets	$1,002,798	$470,037
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$5,281	$3,459
Accounts Payable	88,618	47,408
Employee Compensation and Benefits	35,085	35,997
Income Taxes Payable	10,599	2,348
Other Current Liabilities	63,327	43,617
Total Current Liabilities	202,910	132,829
Long-Term Liabilities:
Long-Term Debt	383,252	32,735
Employee-Related Benefits	25,247	21,134
Deferred Income Taxes	62,167	171
Other Liabilities	32,686	4,625
Total Long-Term Liabilities	503,352	58,665
Total Liabilities	706,262	191,494
Commitments and Contingencies (Note 13)
Equity:
Preferred Stock, $0.02 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.375 par value; 60,000,000 shares authorized; 17,840,854 and 17,688,350 shares issued and outstanding, respectively	6,690	6,633
Additional Paid-In Capital	12,062	3,653
Retained Earnings	303,987	318,180
Accumulated Other Comprehensive Loss	(28,426)	(49,923)
Total Tennant Company Shareholders' Equity	294,313	278,543
Noncontrolling Interest	2,223	—
Total Equity	296,536	278,543
Total Liabilities and Total Equity	$1,002,798	$470,037
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In thousands)	September 30
	2017	2016
OPERATING ACTIVITIES
Net (Loss) Earnings Including Noncontrolling Interest	$(3,017)	$31,244
Adjustments to Reconcile Net (Loss) Earnings to Net Cash Provided by Operating Activities:
Depreciation	18,515	13,150
Amortization of Intangible Assets	11,430	323
Amortization of Debt Issuance Costs	896	—
Debt Issuance Cost Charges Related to Short-Term Financing	6,200	—
Fair Value Step-Up Adjustment to Acquired Inventory	8,445	—
Deferred Income Taxes	(4,848)	(676)
Share-Based Compensation Expense	4,915	5,747
Allowance for Doubtful Accounts and Returns	983	779
Loss on Sale of Business	—	149
Other, Net	175	(418)
Changes in Operating Assets and Liabilities:
Receivables	(524)	5,752
Inventories	(9,866)	(4,873)
Accounts Payable	5,747	(6,415)
Employee Compensation and Benefits	(9,462)	(5,448)
Other Current Liabilities	10,019	(3,097)
Income Taxes	4,149	2,248
Other Assets and Liabilities	(11,634)	(5,183)
Net Cash Provided by Operating Activities	32,123	33,282
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(16,239)	(22,499)
Proceeds from Disposals of Property, Plant and Equipment	2,456	559
Proceeds from Principal Payments Received on Long-Term Note Receivable	500	—
Issuance of Long-Term Note Receivable	(1,500)	—
Acquisition of Businesses, Net of Cash Acquired	(354,073)	(12,358)
Purchase of Intangible Asset	(2,500)	—
Proceeds from Sale of Business	—	285
(Increase) Decrease in Restricted Cash	(133)	116
Net Cash Used in Investing Activities	(371,489)	(33,897)
FINANCING ACTIVITIES
Proceeds from Short-Term Debt	300,000	—
Repayments of Short-Term Debt	(300,000)	—
Proceeds from Issuance of Long-Term Debt	440,000	15,000
Payments of Long-Term Debt	(81,262)	(3,452)
Payments of Debt Issuance Costs	(16,465)	—
Purchases of Common Stock	—	(12,762)
Proceeds from Issuances of Common Stock	4,728	2,893
Excess Tax Benefit on Stock Plans	—	447
Dividends Paid	(11,204)	(10,583)
Net Cash Provided by (Used in) Financing Activities	335,797	(8,457)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,483	55
Net Decrease in Cash and Cash Equivalents	(2,086)	(9,017)
Cash and Cash Equivalents at Beginning of Period	58,033	51,300
Cash and Cash Equivalents at End of Period	$55,947	$42,283

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$8,127	$11,329
Cash Paid for Interest	$3,741	$796
Supplemental Non-cash Investing and Financing Activities:
Long-Term Note Receivable from Sale of Business	$—	$5,489
Capital Expenditures in Accounts Payable	$1,265	$1,322
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
We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis where permitted by the new standard. As a result of this adoption:

•
For the three and nine months ended September 30, 2017, we recognized discrete tax benefits of $5 and $1,149, respectively, in the Income Tax Expense line item of our Condensed Consolidated Statements of Operations related to excess tax benefits upon vesting or settlement in that period.

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

•
We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and nine months ended September 30, 2017.

3.	Investment in Joint Venture
On February 13, 2017, the company, through a Dutch subsidiary, and i-team Global, a Future Cleaning Technologies, B.V. company headquartered in The Netherlands, announced the January 1, 2017 formation of i-team North America B.V., a joint venture that will operate as the distributor of the i-mop in North America. We began selling and servicing the i-mop in the second quarter of 2017. We own a 50% ownership interest in the joint venture, which is accounted for under the equity method of accounting, with our proportionate share of income or loss presented as a component of Other Expense, Net on the Condensed Consolidated Statements of Operations.
As of September 30, 2017, the carrying value of the company's investment in the joint venture was $66. In March 2017, we issued a $1,500 loan to the joint venture and, as a result, recorded a long-term note receivable in Other Assets on the Condensed Consolidated Balance Sheets.

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
A reconciliation to the ending liability balance of severance and related costs as of September 30, 2017 is as follows:

Severance and Related Costs
Q1 2017 restructuring action	$7,057
Cash payments	(5,792)
Foreign currency adjustments	164
September 30, 2017 balance	$1,429

5.	Acquisitions
IP Cleaning S.p.A.
On April 6, 2017, we acquired 100 percent of the outstanding capital stock of IP Cleaning S.p.A. and its subsidiaries ("IPC Group") for a purchase price of $353,769, net of cash acquired of $8,804. The primary seller was Ambienta SGR S.p.A., a European private equity fund. IPC Group, based in Italy, is a designer and manufacturer of innovative professional cleaning equipment, cleaning tools and supplies. The acquisition strengthens our presence and market share in Europe and will allow us to better leverage our EMEA cost structure. We funded the acquisition of IPC Group, along with related fees, including refinancing of existing debt, with funds raised through borrowings under a senior secured credit facility in an aggregate principal amount of $420,000. Further details regarding our acquisition financing arrangements are discussed in Note 8.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

ASSETS
Restricted Cash	$538
Receivables	40,067
Inventories	54,256
Other Current Assets	4,362
Assets Held for Sale	2,247
Property, Plant and Equipment	63,256
Intangible Assets Subject to Amortization:
Trade Name	26,753
Customer Lists	123,061
Technology	9,631
Other Assets	4,168
Total Identifiable Assets Acquired	328,339
LIABILITIES
Accounts Payable	31,529
Accrued Expenses	15,756
Deferred Income Taxes	61,694
Other Liabilities	6,967
Total Identifiable Liabilities Assumed	115,946
Net Identifiable Assets Acquired	212,393
Noncontrolling Interest	(2,266)
Goodwill	143,642
Total Estimated Purchase Price, net of Cash Acquired	$353,769
The acquired assets, liabilities and operating results have been included in our Condensed Consolidated Financial Statements from the date of acquisition. During the three months ended September 30, 2017, we included net sales of $56,110 and a net loss of $6,850 from IPC Group in our Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2017, we included net sales of $115,184 and a net loss of $12,037 from IPC Group in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2017, the net loss includes a fair value adjustment, net of tax, of $1,619 and $6,089, respectively, to the acquired inventory of IPC Group. In addition, costs of $622 and $8,180, net of tax, associated with the acquisition of the IPC Group were expensed as incurred in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017, respectively. The preliminary gross amount of the accounts receivable acquired is $43,785, of which $3,718 is expected to be uncollectible.
Amortization expense recorded for acquired intangible assets for the three and nine months ended September 30, 2017 was $7,331 and $10,438, respectively. For the three months ended September 30, 2017, amortization expense includes a $1,999 measurement period adjustment resulting from updates to the provisional fair values of the acquired intangible assets recorded in the second quarter of 2017 as well as the use of an accelerated method of amortization for the acquired customer lists and technology. This charge affected selling and administrative expense in the Condensed Consolidated Statements of Operations, along with an associated reduction to income tax expense of $553.
The fair value measurement was preliminary at September 30, 2017. During the measurement period, we expect to record adjustments relating to the finalization of intangible assets, inventories, restricted cash and property, plant and equipment valuations, and various income tax matters, among others. We expect the fair value measurement process to be completed not later than one year from the acquisition date.
Goodwill was calculated as the difference between the acquisition date fair value of the total purchase price consideration and the fair value of the net identifiable assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. This resulted in an estimated purchase price in excess of the fair value of identifiable net assets acquired.

The estimated purchase price also included the fair value of other assets that were not identifiable and not separately recognizable under accounting rules (e.g., assembled workforce) or these assets were of immaterial value. In addition, there is a going concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. Based on preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $143,642 to goodwill for the expected synergies from combining IPC Group with our existing business. None of the goodwill is expected to be deductible for income tax purposes. The assignment of goodwill to reporting units is not complete, pending finalization of the valuation measurements.
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
The preliminary fair value of the acquired intangible assets is $159,445. The expected lives of the acquired amortizable intangible assets are approximately 15 years for customer lists, 10 years for trade names and 10 years for technology. Trade names are being amortized on a straight-line basis while the customer lists and technology are being amortized on an accelerated basis.
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
Pro Forma Financial Information (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30		September 30
	2017	2016	2017	2016
Net Sales
Pro forma	$261,921	$250,050	$777,832	$747,943
As reported	261,921	200,134	723,771	596,826

Net Earnings (Loss) Attributable to Tennant Company
Pro forma	$5,800	$7,696	$14,875	$20,659
As reported	3,559	11,477	(2,989)	31,244

Net Earnings (Loss) Attributable to Tennant Company per Share
Pro forma	$0.32	$0.43	$0.84	$1.15
As reported	0.20	0.64	(0.17)	1.74
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

•
Exclusion of the purchase accounting impact of the inventory step-up reported in cost of sales for the three and nine months ended September 30, 2017 related to the sale of acquired inventory of $2,246 and $8,445, respectively.

•	Incremental interest expense related to additional debt used to finance the acquisition.

•	Exclusion of non-recurring acquisition-related transaction and financing costs.

•	Pro forma adjustments tax affected based on the jurisdiction where the costs were incurred.
Other Acquisitions
On July 28, 2016, pursuant to an asset purchase agreement and real estate purchase agreement with Crawford Laboratories, Inc. and affiliates thereof ("Sellers"), we acquired selected assets and liabilities of the Sellers' commercial floor coatings business, including the Florock® Polymer Flooring brand ("Florock"). Florock manufactures commercial floor coatings systems in Chicago, IL. The purchase price was $11,843, including working capital and other adjustments, and is comprised of $10,965 paid at closing, with the remaining $878 paid in two installments. We paid the first installment of $575 on October 14, 2016. The remaining amount was paid during the 2017 first quarter.
On September 1, 2016, we acquired selected assets and liabilities of Dofesa Barrido Mecanizado ("Dofesa") which was our largest distributor in Mexico. The operations are based in Aguascalientes, Mexico, and their addition allows us to expand our sales and service network in an important market. The purchase price was $4,650 less assumed liabilities of $3,448, subject to customary working capital adjustments. The net purchase price of $1,202 and a value added tax of $191 were paid at closing.
The acquisitions have been accounted for as business combinations and the results of their operations have been included in the Condensed Consolidated Financial Statements since their respective dates of acquisition. The impact of the incremental revenue and earnings recorded as a result of the acquisitions are not material to our Condensed Consolidated Financial Statements. The purchase price allocations for both the Florock and Dofesa acquisitions are complete.
The components of the final purchase price of the business combinations described above have been allocated as follows:

Current Assets	$5,949
Property, Plant and Equipment, net	4,112
Identified Intangible Assets	6,055
Goodwill	1,739
Other Assets	7
Total Assets Acquired	17,862
Current Liabilities	4,764
Other Liabilities	53
Total Liabilities Assumed	4,817
Net Assets Acquired	$13,045

6.	Inventories
Inventories are valued at the lower of cost or market. Inventories at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Inventories carried at LIFO:
Finished goods	$47,734	$39,142
Raw materials, production parts and work-in-process	24,275	23,980
LIFO reserve	(28,190)	(28,190)
Total LIFO inventories	43,819	34,932
Inventories carried at FIFO:
Finished goods	56,477	31,044
Raw materials, production parts and work-in-process	41,223	12,646
Total FIFO inventories	97,700	43,690
Total inventories	$141,519	$78,622
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

7.	Goodwill and Intangible Assets
The changes in the carrying value of goodwill for the nine months ended September 30, 2017 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2016	$58,397	$(37,332)	$21,065
Additions	143,642	—	143,642
Purchase accounting adjustments	(1,865)	—	(1,865)
Foreign currency fluctuations	19,632	(3,426)	16,206
Balance as of September 30, 2017	$219,806	$(40,758)	$179,048
The balances of acquired intangible assets, excluding goodwill, as of September 30, 2017 and December 31, 2016, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of September 30, 2017
Original cost	$147,582	$31,515	$14,425	$193,522
Accumulated amortization	(13,492)	(1,631)	(2,647)	(17,770)
Carrying value	$134,090	$29,884	$11,778	$175,752
Weighted average original life (in years)	15	10	11

Balance as of December 31, 2016
Original cost	$8,016	$2,000	$5,136	$15,152
Accumulated amortization	(5,948)	—	(2,744)	(8,692)
Carrying value	$2,068	$2,000	$2,392	$6,460
Weighted average original life (in years)	15	15	13
The additions to goodwill during the first nine months of 2017 were based on the preliminary purchase price allocation of our acquisition of the IPC Group, as described further in Note 5.
As part of our acquisition of the IPC Group, we acquired customer lists, trade names and technology for a preliminary fair value measurement of $159,445. Further details regarding the preliminary purchase price allocation of our acquisition of the IPC Group are described further in Note 5.

As part of the formation of the i-team North America B.V. joint venture, we purchased the distribution rights to sell the i-mop in North America for $2,500. The distribution rights were recorded in intangible assets, net as a customer list on the Condensed Consolidated Balance Sheets as of September 30, 2017. The i-mop distribution rights have a useful life of five years. Further details regarding the joint venture are discussed in Note 3.
Amortization expense on intangible assets for the three and nine months ended September 30, 2017 was $7,650 and $11,430, respectively. Amortization expense on intangible assets for the three and nine months ended September 30, 2016 was $99 and $323, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2017	$5,635
2018	22,042
2019	21,398
2020	19,928
2021	18,315
Thereafter	88,434
Total	$175,752

8.	Debt
JPMorgan Credit Facility
In order to finance the acquisition of the IPC Group, on April 4, 2017, the Company and certain of our foreign subsidiaries entered into a Credit Agreement (the “2017 Credit Agreement”) with JPMorgan, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Wells Fargo, National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents, and the lenders (including JPMorgan) from time to time party thereto. The 2017 Credit Agreement provides the company and certain of our foreign subsidiaries access to a senior secured credit facility until April 4, 2022, consisting of a multi-tranche term loan facility in an amount up to $400,000 and a revolving facility in an amount up to $200,000 with an option to expand the revolving facility by $150,000, with the consent of the lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. Borrowings may be denominated in U.S. dollars or certain other currencies.
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
The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the company’s ability to incur indebtedness and liens and merge or consolidate with another entity. The 2017 Credit Agreement also contains financial covenants, requiring us to maintain a ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.25 to 1, as well as requiring us to maintain a ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the quarter ended September 30, 2017. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net indebtedness to Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. We were in compliance with our financial covenants at September 30, 2017.

We will be required to repay the senior credit agreement with 25% to 50% of our excess cash flow from the preceding fiscal year, as defined in the agreement, unless our net leverage ratio for such preceding fiscal year is less than or equal to 3.00 to 1, which will be first measured using our fiscal year ended December 31, 2018.

The full terms and conditions of the senior secured credit facility, including our financial covenants, are set forth in the 2017 Credit Agreement. A copy of the 2017 Credit Agreement was filed as Exhibit 10.1 to the company's Current Report on Form 8-K filed April 5, 2017, as amended on Form 8-K/A filed July 27, 2017.
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
The Notes and the guarantees constitute senior unsecured obligations of the company and the Guarantors, respectively.  The Notes and the guarantees, respectively, are: (a) equal in right of payment with all of the company’s and the Guarantors’ senior debt, without giving effect to collateral arrangements; (b) senior in right of payment to all of the company’s and the Guarantors’ future subordinated debt, if any; (c) effectively subordinated in right of payment to all of the company’s and the Guarantors’ debt and obligations that are secured, including borrowings under the company’s senior secured credit facilities for so long as the senior secured credit facilities are secured, to the extent of the value of the assets securing such liens; and (d) structurally subordinated in right of payment to all liabilities (including trade payables) of the company’s and the Guarantors’ subsidiaries that do not guarantee the Notes. The Notes also contain customary representations, warranties and covenants, and are less restrictive than those contained in the 2017 Credit Agreement.
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
The full terms and conditions of the the Registration Rights Agreement are set forth in Exhibit 4.2 to the company's Current Report on Form 8-K filed April 24, 2017.

Debt outstanding at September 30, 2017 is summarized as follows:

	September 30, 2017	December 31, 2016
Long-Term Debt:
Senior Unsecured Notes	$300,000	$—
Credit Facility Borrowings	95,000	36,143
Capital Lease Obligations	671	51
Total Long-Term Debt	395,671	36,194
Less: Unamortized Debt Issuance Costs	(7,138)	—
Less: Current Maturities of Credit Facility Borrowings, Net of Debt Issuance Costs(1)	(4,887)	(3,459)
Less: Current Maturities of Capital Lease Obligations(1)	(394)	—
Long-Term Portion, Net	$383,252	$32,735

(1)
Current maturities of long-term debt include $5,000 of current maturities, less $113 of unamortized debt issuance costs, under our 2017 Credit Agreement and $394 of current maturities of capital lease obligations.

As of September 30, 2017, we had outstanding borrowings under our 2017 Credit Agreement, totaling $75,000 under our term loan facility and $20,000 under our revolving facility. There were $300,000 in outstanding borrowings under the Notes as of September 30, 2017. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $4,721. Commitment fees on unused lines of credit for the nine months ended September 30, 2017 were $353. The overall weighted average cost of debt is approximately 5.0% and, net of a related cross-currency swap instrument, is approximately 4.2%. Further details regarding the cross-currency swap instrument are discussed in Note 10.
Prudential Investment Management, Inc.
In March 2017, we repaid $11,143 of debt evidenced by the notes issued under our Private Shelf Agreement, as described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2016, and terminated the Private Shelf Agreement.
The aggregate maturities of our outstanding debt, including capital lease obligations as of September 30, 2017, are as follows:

Remaining 2017	$1,348
2018	5,386
2019	7,062
2020	9,375
2021	11,875
Thereafter	360,625
Total aggregate maturities	$395,671

9.	Warranty
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

The changes in warranty reserves for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended
	September 30
	2017	2016
Beginning balance	$10,960	$10,093
Additions charged to expense	8,879	8,888
Acquired warranty obligations	384	—
Foreign currency fluctuations	225	85
Claims paid	(8,912)	(8,707)
Ending balance	$11,536	$10,359

10.	Derivatives
Hedge Accounting and Hedging Programs
We recognize all derivative instruments as either assets or liabilities in our Condensed Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
Balance Sheet Hedging
Hedges of Foreign Currency Assets and Liabilities
We hedge portions of our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. At September 30, 2017 and December 31, 2016, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $67,672 and $42,866, respectively.
During the first quarter of 2017, in connection with our acquisition of IPC Group, we entered into a foreign currency option contract not designated as a hedging instrument for a notional amount of €180,000. The option contract has since expired and there were no outstanding foreign currency option contracts not designated as hedging instruments as of September 30, 2017 and December 31, 2016.
Cash Flow Hedging
Hedges of Forecasted Foreign Currency Transactions
In countries outside the United States, we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $3,033 and $2,127 as of September 30, 2017 and December 31, 2016, respectively. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $8,870 and $8,522 as of September 30, 2017 and December 31, 2016, respectively.
Foreign Currency Derivatives
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. During the second quarter of 2017 we entered into Euro to U.S. dollar foreign exchange cross currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We entered into these foreign exchange cross currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. We designated these cross currency swaps as cash flow hedges. The hedged cash flows as of September 30, 2017 included €183,000 of total notional value. As of September 30, 2017, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €33,000. The scheduled maturity and principal payment of the loan and related swaps of €150,000 are due in April 2022. There were no cross currency swaps designated as cash flow hedges as of December 31, 2016.

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)	$67	$—	$184	$—
Foreign currency forward contracts(1)	8,346	31,921	—	13
Derivatives not designated as hedging instruments:
Foreign currency option contracts	—	—	—	—
Foreign currency forward contracts(1)	$539	$2,010	$12	$162

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

As of September 30, 2017, we anticipate reclassifying approximately $2,004 of gains from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive Income, net of tax(1)	$(40)	$(4,492)	$(177)	$(14,026)
Net (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	(141)	26	(140)	(76)
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	374	—	823
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction (Losses) Gains	—	(3,705)	—	(10,853)
Net (loss) gain recognized in earnings(2)	(7)	3	(12)	8
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(3)	$—	$(2,062)	$(1,132)	$(7,369)

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements Operations for the three and nine months ended September 30, 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive Income, net of tax(1)	$(20)	$(9)	$(250)	$(74)
Net (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	(88)	37	(88)	11
Net (loss) gain recognized in earnings(2)	(11)	1	(17)	1
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(3)	$—	$(330)	$—	$(2,392)

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive Income.

(2)	Ineffective portion and amount excluded from effectiveness testing classified in Net Foreign Currency Transaction (Losses) Gains.

(3)	Classified in Net Foreign Currency Transaction (Losses) Gains.

11.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements on a recurring basis at September 30, 2017 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$8,885	$—	$8,885	$—
Foreign currency option contracts	67	—	67	—
Total Assets	$8,952	$—	$8,952	$—
Liabilities:
Foreign currency forward exchange contracts	$33,931	$—	$33,931	$—
Foreign currency option contracts	$—	—	—	—
Total Liabilities	$33,931	$—	$33,931	$—
Our foreign currency forward and option exchange contracts are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our foreign currency forward exchange and option contracts are discussed in Note 10.

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

12.	Retirement Benefit Plans
Our defined benefit pension plans and postretirement medical plan are described in Note 13 of our annual report on Form 10-K for the year ended December 31, 2016. We have contributed $145 and $198 during the third quarter of 2017 and $410 and $493 during the first nine months of 2017 to our pension plans and postretirement medical plan, respectively.
The components of the net periodic (benefit) cost for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$—	$88	$124	$32	$6	$25
Interest cost	373	414	96	96	91	99
Expected return on plan assets	(581)	(599)	(101)	(89)	—	—
Amortization of net actuarial loss	12	13	—	—	—	—
Amortization of prior service cost	—	10	50	29	—	—
Foreign currency	—	—	135	(57)	—	—
Net periodic (benefit) cost	$(196)	$(74)	$304	$11	$97	$124

	Nine Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$—	$265	$172	$104	$46	$73
Interest cost	1,153	1,244	315	304	272	298
Expected return on plan assets	(1,752)	(1,799)	(298)	(283)	—	—
Amortization of net actuarial loss	33	30	—	—	—	—
Amortization of prior service cost	—	31	146	93	—	—
Settlement charge	205	—	—	—	—	—
Foreign currency	—	—	364	(33)	—	—
Net periodic (benefit) cost	$(361)	$(229)	$699	$185	$318	$371

13.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of September 30, 2017, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $14,630, of which we have guaranteed $11,820. As of September 30, 2017, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $458 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
The minimum rentals for aggregate lease commitments as of September 30, 2017 are as follows:

Remaining 2017	$4,033
2018	11,835
2019	7,828
2020	4,826
2021	2,710
Thereafter	4,360
Total	$35,592

14.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	September 30, 2017	December 31, 2016
Foreign currency translation adjustments	$(19,371)	$(44,444)
Pension and retiree medical benefits	(5,010)	(5,391)
Cash flow hedge	(4,045)	(88)
Total Accumulated Other Comprehensive Loss	$(28,426)	$(49,923)

The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Cash Flow Hedge	Total
December 31, 2016	$(44,444)	$(5,391)	$(88)	$(49,923)
Other comprehensive income (loss) before reclassifications	25,073	361	(14,203)	11,231
Amounts reclassified from Accumulated Other Comprehensive Loss	—	20	10,246	10,266
Net current period other comprehensive income (loss)	$25,073	$381	$(3,957)	$21,497
September 30, 2017	$(19,371)	$(5,010)	$(4,045)	$(28,426)

15.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2014 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2012.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $2,475 for unrecognized tax benefits as of September 30, 2017, there was approximately $426 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2017 was $2,130. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
Unrecognized tax benefits were reduced by $688 during the first nine months of 2017 as a result of the expiration of the statute of limitations in various jurisdictions and settlement with tax authorities.
We are currently under examination by the Internal Revenue Service for the 2015 tax year. Although the outcome of this matter cannot currently be determined, we believe adequate provision has been made for any potential unfavorable financial statement impact. We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2014 to 2016. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

16.	Share-Based Compensation
Our share-based compensation plans are described in Note 17 of our annual report on Form 10-K for the year ended December 31, 2016. During the three months ended September 30, 2017 and 2016, we recognized total Share-Based Compensation Expense of $1,293 and $1,321, respectively. During the nine months ended September 30, 2017 and 2016, we recognized total Share-Based Compensation Expense of $4,915 and $5,747, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the nine months ended September 30, 2017 and 2016 was $1,149 and $447, respectively.
During the first nine months of 2017, we granted 19,971 restricted shares. The weighted average grant date fair value of each share awarded was $73.16. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the nine months ended September 30, 2017 and 2016 was $1,295 and $1,835, respectively.

17.	Earnings (Loss) Attributable to Tennant Company Per Share
The computations of Basic and Diluted Earnings (Loss) Attributable to Tennant Company per Share were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Numerator:
Net Earnings (Loss) Attributable to Tennant Company	$3,559	$11,477	$(2,989)	$31,244
Denominator:
Basic - Weighted Average Shares Outstanding	17,729,857	17,498,808	17,673,656	17,516,941
Effect of Dilutive Securities:
Share-Based Compensation Plans	441,587	474,398	—	438,558
Diluted - Weighted Average Shares Outstanding	18,171,444	17,973,206	17,673,656	17,955,499
Basic Earnings (Loss) per Share	$0.20	$0.66	$(0.17)	$1.78
Diluted Earnings (Loss) per Share	$0.20	$0.64	$(0.17)	$1.74

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 340,239 and 313,711 shares of common stock during the three months ended September 30, 2017 and 2016, respectively. Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 714,687 and 382,075 shares of common stock during the nine months ended September 30, 2017 and 2016, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

18.	Segment Reporting
We are organized into four operating segments: North America, Latin America, EMEA and APAC. We combine our North America and Latin America operating segments into the “Americas” for reporting Net Sales by geographic area. In accordance with the objective and basic principles of the applicable accounting guidance, we aggregate our operating segments into one reportable segment that consists of the design, manufacture and sale of products used primarily in the maintenance of nonresidential surfaces.
Net Sales attributed to each geographic area for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Americas	$161,037	$152,294	$472,953	$449,704
EMEA	78,851	29,309	189,483	94,433
APAC	22,033	18,531	61,335	52,689
Total	$261,921	$200,134	$723,771	$596,826

Net Sales are attributed to each geographic area based on the end user country and are net of intercompany sales.

19.	Related Party Transactions
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
Overview
Tennant Company is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, significantly reduce their environmental impact and help create a cleaner, safer, healthier world. Tennant is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products, including: floor maintenance and outdoor cleaning equipment, detergent-free and other sustainable cleaning technologies, cleaning tools and supplies, aftermarket parts and consumables, equipment maintenance and repair service, specialty surface coatings and asset management solutions. Tennant products are used in many types of environments, including: retail establishments, distribution centers, factories and warehouses, public venues, such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets. Customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
Historical Results
The following table compares the historical results of operations for the three and nine months ended September 30, 2017 and 2016, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2017	%	2016	%	2017	%	2016	%
Net Sales	$261,921	100.0	$200,134	100.0	$723,771	100.0	$596,826	100.0
Cost of Sales	157,317	60.1	114,839	57.4	434,877	60.1	338,740	56.8
Gross Profit	104,604	39.9	85,295	42.6	288,894	39.9	258,086	43.2
Operating Expense:
Research and Development Expense	7,907	3.0	8,418	4.2	24,239	3.3	24,712	4.1
Selling and Administrative Expense	85,651	32.7	60,623	30.3	247,067	34.1	187,315	31.4
Loss on Sale of Business	—	—	—	—	—	—	149	—
Total Operating Expense	93,558	35.7	69,041	34.5	271,306	37.5	212,176	35.6
Profit from Operations	11,046	4.2	16,254	8.1	17,588	2.4	45,910	7.7
Other Income (Expense):
Interest Income	698	0.3	107	0.1	1,575	0.2	188	—
Interest Expense	(6,093)	(2.3)	(329)	(0.2)	(18,720)	(2.6)	(919)	(0.2)
Net Foreign Currency Transaction (Losses) Gains	(842)	(0.3)	(149)	(0.1)	(2,375)	(0.3)	175	—
Other Expense, Net	(482)	(0.2)	(10)	—	(700)	(0.1)	(360)	(0.1)
Total Other Expense, Net	(6,719)	(2.6)	(381)	(0.2)	(20,220)	(2.8)	(916)	(0.2)
Profit (Loss) Before Income Taxes	4,327	1.7	15,873	7.9	(2,632)	(0.4)	44,994	7.5
Income Tax Expense	731	0.3	4,396	2.2	385	0.1	13,750	2.3
Net Earnings (Loss) Including Noncontrolling Interest	3,596	1.4	11,477	5.7	(3,017)	(0.4)	31,244	5.2
Net Earnings (Loss) Attributable to Noncontrolling Interest	37	—	—	—	(28)	—	—	—
Net Earnings (Loss) Attributable to Tennant Company	$3,559	1.4	$11,477	5.7	$(2,989)	(0.4)	$31,244	5.2
Net Earnings (Loss) Attributable to Tennant Company per Diluted Share	$0.20		$0.64		$(0.17)		$1.74
Net Sales
Consolidated Net Sales for the third quarter of 2017 totaled $261.9 million, a 30.9% increase as compared to consolidated Net Sales of $200.1 million in the third quarter of 2016. Consolidated Net Sales for the first nine months of 2017 totaled $723.8 million, a 21.3% increase as compared to consolidated Net Sales of $596.8 million for the first nine months of 2016.

The components of the consolidated Net Sales change for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 were as follows:

	2017 v. 2016
	Three Months Ended	Nine Months Ended
	September 30	September 30
Organic Growth:
Volume	0.3%	0.1%
Price	1.0%	1.0%
Organic Growth	1.3%	1.1%
Foreign Currency	1.2%	0.1%
Acquisitions & Divestiture	28.4%	20.1%
Total	30.9%	21.3%

The 30.9% increase in consolidated Net Sales in the third quarter of 2017 as compared to the same period in 2016 was driven by:

•	28.4% from the April 2017 acquisition of the IPC Group and the expansion of our commercial floor coatings business through the August 2016 acquisition of the Florock® brand.

•	A favorable direct foreign currency translation exchange impact of approximately 1.2%.

•
An organic sales increase of approximately 1.3% which excludes the effects of foreign currency exchange and acquisitions and divestitures, due to an approximate 1.0% price increase and a 0.3% volume increase. The price increase was the result of selling price increases, typically in the range of 2% to 4% in most geographies, with an effective date of February 1, 2017. We expect the increase in selling prices to increase Net Sales in the range of 1% to 2% for the 2017 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation. The volume increase was primarily due to increased sales in the EMEA, partially offset by volume decreases in the APAC region. Sales of new products introduced within the past three years totaled 52% of equipment revenue for the third quarter of 2017. This compares to 40% of equipment revenue in the 2016 third quarter from sales of new products introduced within the past three years.

The 21.3% increase in consolidated Net Sales in the first nine months of 2017 as compared to the same period in 2016 was driven by:

•
20.1% from the April 2017 acquisition of the IPC Group and the expansion of our commercial floor coatings business through the August 2016 acquisition of the Florock® brand, partially offset by the sale of our Green Machines outdoor city cleaning line in January 2016.

•
An organic sales increase of approximately 1.1% which excludes the effects of foreign currency exchange and acquisitions and divestitures, due to an approximate 1.0% price increase and a 0.1% volume increase. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation. The volume increase was primarily due to increased sales in the EMEA region, partially offset by volume decreases in the Americas and APAC regions. Sales of new products introduced within the past three years totaled 47% of equipment revenue for the first nine months of 2017. This compares to 37% of equipment revenue in the first nine months of 2016 from sales of new products introduced within the past three years.

•	A favorable direct foreign currency translation exchange impact of approximately 0.1%.

The following table sets forth the Net Sales by geographic area for the three months and nine months ended September 30, 2017 and 2016 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2017	2016	%	2017	2016	%
Americas	$161,037	$152,294	5.7	$472,953	$449,704	5.2
Europe, Middle East and Africa	78,851	29,309	169.0	189,483	94,433	100.7
Asia Pacific	22,033	18,531	18.9	61,335	52,689	16.4
Total	$261,921	$200,134	30.9	$723,771	$596,826	21.3
Americas
Net Sales in the Americas were $161.0 million for the third quarter of 2017, an increase of 5.7% from the third quarter of 2016. Organic sales in the third quarter decreased approximately 0.2%, excluding the direct impacts of the IPC Group and Florock acquisitions of 5.5% and favorable foreign currency translation exchange effects of approximately 0.4%. Strong sales growth in Latin America, particularly Mexico, favorably impacted Net Sales, however this was more than offset by lower sales in North America, driven by lower volume from the strategic account channel.
Net Sales in the Americas were $473.0 million for the first nine months of 2017, an increase of 5.2% from first nine months of 2016. Organic sales in the first nine months increased approximately 0.3%, excluding the direct impacts of the IPC Group and Florock acquisitions of 4.5% and favorable foreign currency translation exchange effects of approximately 0.4%. Solid sales performance in Latin America was partially offset by lower sales in North America, where sales through our direct and distribution sales channels were more than offset by sales declines through strategic accounts.
Europe, Middle East and Africa
Net Sales in EMEA were $78.9 million for the third quarter of 2017, an increase of 169.0% from the third quarter of 2016. Organic sales in the third quarter increased approximately 14.6%, excluding the direct impacts of the IPC Group acquisition of 148.7% and the favorable foreign currency translation exchange effects of approximately 5.7%. Solid sales performance in Western European countries driven by volume in the strategic account channel was partially offset by sales declines in the Central Eastern Europe, Middle East and Africa ("CEEMEA") markets.
Net Sales in EMEA were $189.5 million for the first nine months of 2017, an increase of 100.7% from the first nine months of 2016. Organic sales in the first nine months increased approximately 7.5%, excluding the direct impacts of the April 2017 IPC Group acquisition and the divestiture of our Green Machines outdoor city cleaning line in January 2016 that had a net favorable effect of 94.5% and unfavorable foreign currency translation exchange effects of approximately 1.3%. Strong sales growth in most European countries were partially offset by lower sales in the UK.
Asia Pacific
Net Sales in the APAC region were $22.0 million for the third quarter of 2017, an increase of 18.9% from the third quarter of 2016. Organic sales in the third quarter decreased approximately 8.5%, excluding the direct impacts of the IPC Group acquisition of 27.0% and the favorable foreign currency translation exchange effects of approximately 0.4%. Sales in the APAC region reflected declines primarily driven by Korea, China and the Southeast Asia regions.
Net Sales in the APAC region were $61.3 million for the first nine months of 2017, an increase of 16.4% from the first nine months of 2016. Organic sales in the first nine months decreased approximately 3.2%, excluding the direct impacts of the IPC Group acquisition of 19.9% and unfavorable foreign currency translation exchange effects of approximately 0.3%. Sales growth in China and Korea was more than offset by sales declines in Australia and Southeast Asia.
Gross Profit
Gross Profit in the third quarter of 2017 was $104.6 million, or 39.9% of net sales, as compared to $85.3 million, or 42.6% of net sales, in the third quarter of 2016. Gross margin was 270 basis points lower in the third quarter of 2017 due primarily to the $2.2 million, or 86 basis points, fair value inventory step-up flow through related to our acquisition of the IPC Group, a 68 basis point dilutive impact of the IPC acquisition, 32 basis points from a higher mix of EMEA region sales, which are ordinarily lower margin, raw material inflation, which reduced gross margins by 26 basis points, and continued field service productivity challenges related to organization changes from the restructuring and the near-term unfavorable impact from investments in manufacturing automation initiatives.

Gross Profit in the first nine months of 2017 was $288.9 million, or 39.9% of net sales, as compared to $258.1 million, or 43.2% of net sales in the first nine months of 2016. Gross margin was 330 basis points lower in the first nine months of 2017 due primarily to the $8.4 million, or approximately 120 basis points, fair value inventory step-up flow through related to our acquisition of the IPC Group, field service productivity challenges related to organizational changes from the restructuring, the near-term unfavorable impact from investments in manufacturing automation initiatives, and raw material cost inflation.
Operating Expense
Research & Development Expense
R&D Expense for the third quarter of 2017 was $7.9 million, a decrease of 6.1% from $8.4 million in the third quarter of 2016. R&D Expense as a percentage of Net Sales was 3.0% for the third quarter of 2017 and 4.2% for the third quarter of 2016. The decrease in R&D spending was primarily due to headcount reduction related to the first quarter 2017 restructuring action.
R&D Expense for the first nine months of 2017 was $24.2 million, a decrease of 1.9% from $24.7 million in the first nine months of 2016. R&D Expense as a percentage of Net Sales was 3.3% for the first nine months of 2017 and 4.1% for the first nine months of 2016. The decrease in R&D spending was primarily due to headcount reduction related to the first quarter 2017 restructuring action.
We continue to invest in developing innovative new products and technologies and the advancement of detergent-free products, fleet management and other sustainable technologies. New products are a key driver of sales growth. There were 32 new products and product variants launched in the first nine months of 2017 consisting of a new family of T500 commercial walk-behind scrubbers, the enhanced IRIS® Web Based Fleet Management System, the i-mop, the V3e compact dry canister vacuum, the T350 stand-on commercial scrubber and the A140 micro-scrubber.
Selling & Administrative Expense
S&A Expense in the third quarter of 2017 increased 41.3% to $85.7 million, as compared to $60.6 million in the third quarter of 2016. S&A Expense as a percentage of Net Sales was 32.7% for the third quarter of 2017, an increase of 240 basis points from 30.3% in the third quarter of 2016. S&A Expense in the 2017 third quarter was unfavorably impacted by $7.3 million, or 280 basis points, and $0.9 million, or 30 basis points, of amortization expense and acquisition costs, respectively, related to our acquisition of the IPC Group. The 2017 third quarter amortization expense includes a catch-up adjustment of $2.0 million to reflect an accelerated amortization method used by the company as a result of an adjustment to our preliminary valuation of intangible assets as part of our acquisition of the IPC Group. Excluding these costs, S&A Expense was 70 basis points lower in the third quarter of 2017 compared to the same period in 2016 due primarily to the lower relative IPC S&A Expense to revenue percentage and our continued balance of disciplined spending control with investments in key growth initiatives.
S&A Expense for the first nine months of 2017 increased 31.9% to $247.1 million, as compared to $187.3 million for the first nine months of 2016. S&A Expense as a percentage of Net Sales was 34.1% for the first nine months of 2017, an increase of 270 basis points from 31.4% in the first nine months of 2016. S&A Expense in the first nine months of 2017 was unfavorably impacted by $10.4 million, or 140 basis points, and $8.4 million, or 120 basis points, of amortization expense and acquisition costs, respectively, related to our acquisition of the IPC Group and an $8.0 million, or 110 basis points, restructuring charge taken in our 2017 first quarter to better align our global resources and expense structure with a lower growth global economic environment. Excluding these costs, S&A Expense was 100 basis points lower for the first nine months of 2017 compared to the same period in 2016 due primarily to the lower relative IPC S&A Expense to revenue percentage and our continued balance of disciplined spending control with investments in key growth initiatives.
Profit from Operations
Operating Profit for the third quarter of 2017 was $11.0 million, or 4.2% of Net Sales, as compared to Operating Profit of $16.3 million, or 8.1% of Net Sales, in the third quarter of 2016. The third quarter 2017 Operating Profit was $5.3 million lower than the third quarter of 2016 Operating Profit due primarily to $7.3 million of amortization expense related to IPC intangible assets, the $2.2 million fair value inventory step-up flow through and $0.9 million of acquisition costs, all related to our acquisition of the IPC Group. These decreases were partially offset by Operating Profit obtained from the IPC acquisition and reduced expenses resulting from our first quarter 2017 restructuring charge.

Operating Profit for the first nine months of 2017 was $17.6 million, or 2.4% of Net Sales, as compared to Operating Profit of $45.9 million, or 7.7% of Net Sales, in the first nine months of 2016. The first nine months of 2017 Operating Profit was $28.3 million lower than the first nine months of 2016 Operating Profit due primarily to $10.4 million of amortization expense related to IPC intangible assets, the $8.4 million fair value inventory step-up flow through and $8.4 million of acquisition costs, all related to our acquisition of the IPC Group. We also recorded an $8.0 million restructuring charge in the first nine months of 2017 to better align our global resources and expense structure with a lower growth global economic environment. These decreases were partially offset by Operating Profit obtained from the IPC acquisition and reduced expenses resulting from our first quarter 2017 restructuring charge.
Other Expense, Net
Interest Income
Interest Income in the third quarter of 2017 was $0.7 million, as compared to $0.1 million in the third quarter of 2016. Interest Income in the first nine months of 2017 was $1.6 million, as compared to $0.2 million in the first nine months of 2016. The higher Interest Income in the third quarter and first nine months of 2017 as compared to the same periods in 2016 was primarily due to interest income related to foreign currency swap activities.
Interest Expense
Interest Expense in the third quarter of 2017 was $6.1 million, as compared to $0.3 million in the third quarter of 2016. The higher Interest Expense in the third quarter of 2017 as compared to the same period in 2016 was primarily due to carrying a higher level of debt on our Condensed Consolidated Balance Sheets related to our acquisition activities.
Interest Expense in the first nine months of 2017 was $18.7 million, as compared to $0.9 million in the first nine months of 2016. The higher Interest Expense in the first nine months of 2017 as compared to the same period in 2016 was primarily due to carrying a higher level of debt on our Condensed Consolidated Balance Sheets related to our acquisition activities as well as a $6.2 million charge to expense the debt issuance costs for loans which were refinanced or repaid, as further described in the Liquidity and Capital Resources section that follows.
Net Foreign Currency Transaction (Losses) Gains
Net Foreign Currency Transaction Losses in the third quarter of 2017 were $0.8 million, as compared to Net Foreign Currency Transaction Losses of $0.1 million in the third quarter of 2016. The unfavorable change in the impact from foreign currency transactions in the third quarter of 2017 was primarily due to fluctuations in foreign currency rates, driven by changes in the Euro, and settlement of transactional hedging activity in the normal course of business.
Net Foreign Currency Transaction Losses in the first nine months of 2017 were $2.4 million, as compared to Net Foreign Currency Transaction Gains of $0.2 million in the first nine months of 2016. The unfavorable change in the impact from foreign currency transactions in the first nine months of 2017 was primarily due to a $1.1 million mark-to-market adjustment of a foreign exchange call option, an instrument held in connection with our acquisition of the IPC Group on April 6, 2017, and also fluctuations in foreign currency rates, specifically between the Euro and US dollar, and settlement of transactional hedging activity in the normal course of business.
Other Expense, Net
There was no significant change in Other Expense, Net in the third quarter and first nine months of 2017, as compared to the same periods in 2016.
Income Taxes
The effective tax rate in the third quarter of 2017 was 16.9%, as compared to the effective tax rate in the third quarter of the prior year of 27.7%. The tax expense for the third quarter of 2017 included a $0.6 million tax benefit associated with $2.2 million of expense related to inventory step-up amortization and a $0.3 million tax benefit associated with $0.9 million of acquisition costs related to the IPC Group acquisition. Excluding these items, the third quarter 2017 overall effective tax rate would have been 21.7%.
The decrease in the overall effective tax rate to 21.7% in the third quarter 2017 compared to 27.7% in the third quarter 2016, excluding the 2017 special items, was primarily related to mix of third quarter taxable earnings by country.
The year-to-date overall effective tax rate was (14.6%) for 2017 compared to 30.6% for 2016. The tax expense for the first nine months of 2017 included a $3.0 million tax benefit associated with $15.8 million of acquisition and financing costs related to the IPC Group acquisition, a $2.4 million tax benefit associated with $8.4 million of expense related to inventory step-up amortization and a $2.2 million tax benefit associated with an $8.0 million restructuring charge. Excluding the effects of 2017 special items, the 2017 year-to-date overall effective tax rate would have been 26.9%.

The decrease in the overall effective tax rate to 26.9% in 2017 compared to 30.6% in 2016, excluding the 2017 special items, was primarily related to the mix in expected full year taxable earnings by country and to the implementation of Accounting Standards Update (“ASU”) 2016-09 in Q1 2017. See Note 2 to the Condensed Consolidated Financial Statements for further information regarding the implementation of ASU 2016-09.
We do not have any plans to repatriate the undistributed earnings of non-U.S. subsidiaries. Any repatriation from foreign subsidiaries that would result in incremental taxation is not being considered. We believe that reinvesting these earnings outside the U.S. is the most efficient use of capital.
Net Earnings (Loss) and Earnings (Loss) Per Share
Net Earnings Attributable to Tennant Company for the third quarter of 2017 were $3.6 million, or $0.20 per diluted share, as compared to Net Earnings of $11.5 million, or $0.64 per diluted share, in the third quarter of 2016. The third quarter 2017 Net Earnings Attributable to Tennant Company included $1.6 million, net of tax, or $0.09 per share, from the fair value inventory step-up flow through related to our acquisition of the IPC Group and $0.6 million, net of tax, or $0.03 per share, for acquisition costs related to our acquisition of the IPC Group. The decrease in earnings per share was driven by higher amortization expense related to the IPC acquisition and higher interest expense, partially offset by earnings from the recently acquired IPC Group.
Net Loss Attributable to Tennant Company for the first nine months of 2017 was $3.0 million, or $(0.17) per diluted share, as compared to Net Earnings of $31.2 million, or $1.74 per diluted share, in the first nine months of 2016. The first nine months of 2017 Net Loss Attributable to Tennant Company included $8.1 million, net of tax, or $0.47 per share, $7.5 million, net of tax, or $0.43 per share, $6.1 million, net of tax, or $0.34 per share, and $4.6 million, net of tax, or $0.26 per share, for acquisition costs, amortization expense, the fair value inventory step-up flow through and financing costs, respectively, all related to our acquisition of the IPC Group. In addition, Net Loss Attributable to Tennant Company for the first nine months of 2017 included a $5.8 million, net of tax, or $0.32 per share, restructuring charge taken in our 2017 first quarter and a $0.2 million, net of tax, or $0.01 per share, pension settlement charge.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $55.9 million at September 30, 2017, as compared to $58.0 million as of December 31, 2016. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio and working capital was 2.1 and $220.8 million, respectively, as of September 30, 2017 compared to a current ratio and working capital of 2.2 and $165.1 million, respectively, as of December 31, 2016. Our debt-to-capital ratio was 56.9% as of September 30, 2017, compared to 11.5% as of December 31, 2016. The increase in the debt-to-capital ratio was driven by the borrowings related to the IPC acquisition.
Cash Flow Summary
Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	Nine Months Ended
	September 30
	2017	2016
Operating Activities	$32,123	$33,282
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(13,783)	(21,940)
Proceeds from Principal Payments Received on Long-Term Note Receivable	500	—
Issuance of Long-Term Note Receivable	(1,500)	—
Acquisition of Businesses, Net of Cash Acquired	(354,073)	(12,358)
Purchase of Intangible Asset	(2,500)	—
Proceeds from Sale of Business	—	285
(Increase) Decrease in Restricted Cash	(133)	116
Financing Activities	335,797	(8,457)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,483	55
Net Decrease in Cash and Cash Equivalents	$(2,086)	$(9,017)

Operating Activities
Operating activities provided $32.1 million of cash for the nine months ended September 30, 2017. Cash provided by operating activities was driven primarily by strong earnings, adding back non-cash items, partially offset by $9.9 million increase in inventory to support anticipated revenue growth.
Operating activities provided $33.3 million of cash for the nine months ended September 30, 2016. Cash provided by operating activities was driven primarily by cash inflows from Net Earnings of $31.2 million and a decrease in Accounts Receivable of $5.8 million from strong collections, partially offset by cash outflows resulting from a decrease in Accounts Payable due to the general timing of payments of $6.4 million.
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

	September 30, 2017	December 31, 2016
DSO	66	59
DIOH	104	89
As of September 30, 2017, DSO increased 7 days compared to December 31, 2016. The increase was primarily due to the variety of terms offered and mix of business, somewhat offset by the trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
As of September 30, 2017, DIOH increased 15 days as compared to December 31, 2016. The increase was primarily due to a lower level of sales than anticipated that resulted in higher levels of inventory, somewhat offset by progress from inventory reduction initiatives.
Investing Activities
Investing activities during the nine months ended September 30, 2017 used $371.5 million. We used $354.1 million in relation to our acquisition of the IPC group and the final installment payment for the acquisition of the Florock brand and $13.8 million for net capital expenditures. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment. We also used $2.5 million for the purchase of the distribution rights to sell the i-mop and $1.5 million as a result of a loan to i-team North America B.V., a joint venture that operates as the distributor of the i-mop in North America. The details regarding the joint venture and our distribution of the i-mop are described further in Note 3 to the Condensed Consolidated Financial Statements.
Investing activities during the nine months ended September 30, 2016 used $33.9 million. Net capital expenditures used $21.9 million and our acquisition of the Florock brand and the assets of Dofesa Barrido Mecanizado, a long-time distributor based in central Mexico, used $12.4 million, net of cash acquired, as described further in Note 5. Capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment.
Financing Activities
Net cash provided by financing activities was $335.8 million during the first nine months of 2017. Proceeds from the incurrence of Long-Term Debt associated with the IPC acquisition and the issuance of Common Stock provided $440.0 million and $4.7 million, respectively. These cash inflows were partially offset by cash outflows resulting from $81.3 million of Long-Term Debt payments, $16.5 million related to payments of debt issuance costs and dividend payments of $11.2 million.
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

Indebtedness
In order to finance the acquisition of the IPC Group, on April 4, 2017, the Company and certain of our foreign subsidiaries entered into a Credit Agreement (the “2017 Credit Agreement”) with JPMorgan, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Wells Fargo, National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents, and the lenders (including JPMorgan) from time to time party thereto. The 2017 Credit Agreement provides the company and certain of our foreign subsidiaries access to a senior secured credit facility until April 4, 2022, consisting of a multi-tranche term loan facility in an amount up to $400.0 million and a revolving facility in an amount up to $200.0 million with an option to expand the revolving facility by $150.0 million, with the consent of the lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. Borrowings may be denominated in U.S. dollars or certain other currencies.
Upon entry into the 2017 Credit Agreement, the company repaid $45.0 million in outstanding borrowings under our Amended and Restated Credit Agreement, as described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2016, and terminated the Amended and Restated Credit Agreement.
The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the company’s ability to incur indebtedness and liens and merge or consolidate with another entity. The 2017 Credit Agreement also contains financial covenants, requiring us to maintain a ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.25 to 1, as well as requiring us to maintain a ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the quarter ended September 30, 2017. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net indebtedness to Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. We were in compliance with our financial covenants at September 30, 2017.
We will be required to repay the senior credit agreement with 25% to 50% of our excess cash flow from the preceding fiscal year, as defined in the agreement, unless our net leverage ratio for such preceding fiscal year is less than or equal to 3.00 to 1, which will be first measured using our fiscal year ended December 31, 2018.
Further details regarding our financing under the 2017 Credit Agreement are discussed in Note 8 to the Condensed Consolidated Financial Statements.
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
The Notes contain customary representations, warranties and covenants, and are less restrictive than those contained in the 2017 Credit Agreement.
We used the net proceeds from this offering to refinance a $300.0 million term loan under our 2017 Credit Agreement that we borrowed as part of the financing for the acquisition of the IPC Group and to pay related fees and expenses.
Further details regarding our financing under the Notes are discussed in Note 8 to the Condensed Consolidated Financial Statements.
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

As of September 30, 2017, we had outstanding borrowings under our 2017 Credit Agreement, totaling $75.0 million under our term loan facility and $20.0 million under our revolving facility. There were $300.0 million in outstanding borrowings under the Notes as of September 30, 2017. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $4.7 million. Commitment fees on unused lines of credit for the nine months ended September 30, 2017 were $0.4 million. The overall weighted average cost of debt is approximately 5.0% and, net of a related cross-currency swap instrument, is approximately 4.2%. Further details regarding the cross-currency swap instrument are discussed in Note 10 to the Condensed Consolidated Financial Statements.
Prudential Investment Management, Inc.
In March 2017, we repaid $11.1 million of debt evidenced by the notes issued under our Private Shelf Agreement, as described in Note 9 of our annual report on Form 10-K for the year ended December 31, 2016, and terminated the Private Shelf Agreement.
Contractual Obligations
As of September 30, 2017, as a result of our acquisition of the IPC Group, there have been material changes in our contractual obligations related to our minimum rental payments for aggregate operating lease commitments as well as our long-term debt compared to our contractual obligations as disclosed in our annual report on Form 10-K for the year ended December 31, 2016. Further details regarding our contractual obligations related to our aggregate operating lease commitments and long-term debt are discussed in Notes 13 and 8, respectively, to the Condensed Consolidated Financial Statements.
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
Management will adopt the revenue recognition standard using the modified retrospective approach. Under this approach, the new standard would only be applied to new contracts and those contracts that are not yet complete at January 1, 2018, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. We are utilizing a comprehensive approach to assess the impact of the standard on the company by reviewing our current accounting policies and practices to identify potential difference that would result from applying the new requirements to our revenue contracts. We are finalizing our contract reviews and, at this time, we have not identified any impacts to our financial statements that we believe will be material in the year of adoption. We anticipate the primary impact of the standard to be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements. We continue to develop accounting policies and assess changes to the relevant business processes and the control activities within them as a result of the provisions of this standard.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which better aligns accounting rules with a company's risk management activities, better reflects the economic results of hedging in financial statements and simplifies hedge accounting treatment. This ASU is effective for fiscal years beginning after after December 15, 2018, including interim periods within those fiscal years, which is our fiscal 2019. We are currently evaluating the impact that this standard is expected to have on our consolidated financial statements and related disclosures.
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
We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Investors are advised to consult any further disclosures by us in our filings with the SEC and in other written statements on related subjects. It is not possible to anticipate or foresee all risk factors, and investors should not consider any list of such factors to be an exhaustive or complete list of all risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since December 31, 2016. For additional information, refer to Item 7A of our 2016 annual report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended September 30, 2017 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that, due to material weaknesses in internal control over financial reporting described in Part II, Item 9A of our 2016 annual report on Form 10-K for the year ended December 31, 2016, our disclosure controls and procedures were not effective as of September 30, 2017.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below.
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
On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 393,965 shares remaining under our prior repurchase program as of September 30, 2017. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of September 30, 2017, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payments. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.

For the Quarter Ended June 30, 2017	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2017	603	$74.95	—	1,393,965
August 1 - 31, 2017	101	65.70	—	1,393,965
September 1 - 30, 2017	176	60.40	—	1,393,965
Total	880	$70.98	—	1,393,965

(1)
Includes 880 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to the Condensed Consolidated Financial Statements
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	November 9, 2017	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	November 9, 2017	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)