Form 10-K
period 2017-12-31
TENNANT CO
filed 2018-02-28
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-16191
TENNANT COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0572550
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017, was $1,292,419,327.
As of January 31, 2018, there were 17,881,327 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2018 annual meeting of shareholders (the “2018 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2017
ANNUAL REPORT
Form 10–K
(Pursuant to Securities Exchange Act of 1934)
PART I
ITEM 1 – Business
General Development of Business
Founded in 1870 by George H. Tennant, Tennant Company, a Minnesota corporation incorporated in 1909, began as a one-man woodworking business, evolved into a successful wood flooring and wood products company, and eventually into a manufacturer of floor cleaning equipment. Throughout its history, Tennant has remained focused on advancing our industry by aggressively pursuing new technologies and creating a culture that celebrates innovation.
Today, Tennant Company is a recognized leader of the cleaning industry. We are passionate about developing innovative and sustainable solutions that help our customers clean spaces more effectively, addressing indoor and outdoor cleaning challenges. Tennant Company operates in three geographic business units including the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). In April 2017, Tennant Company completed its acquisition of the IPC Group, a multi-brand manufacturer of a broad range of cleaning and accessory equipment. With primary operations in Italy, the IPC Group significantly enhances Tennant's position in the EMEA region and brings to Tennant a broader product offering.
Tennant Company is committed to empowering our customers to create a cleaner, safer and healthier world with high-performance solutions that minimize waste, reduce costs, improve safety and further sustainability goals.
Segment and Geographic Area Financial Information
The Company has one reportable business segment. Sales to customers geographically located in the United States were $543.7 million, $525.3 million and $517.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Long-lived assets located in the United States were $108.0 and $109.2 million as of the years ended December 31, 2017 and 2016, respectively. Additional financial information on the Company’s segment and geographic areas is provided throughout Item 8 and Note 19 to the Consolidated Financial Statements.
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

The Company's products are used in many types of environments including: Retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. The Company markets its offerings under the following brands: Tennant®, Nobles®, Green Machines™, Alfa Uma Empresa Tennant™, IRIS®, Superior Anodes, Waterstar and Orbio®. Orbio Technologies, which markets and sells Orbio-branded products and solutions, is a group created by the Company to focus on expanding the opportunities for the emerging category of On-Site Generation (OSG). OSG technologies create and dispense effective cleaning and antimicrobial solutions on site within a facility. Customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
In April 2017, the Company completed its acquisition of the IPC Group business ("IPC"). IPC manufactures a complete range of commercial cleaning products including mechanized cleaning equipment, wet & dry vacuum cleaners, cleaning tools & carts and high pressure washers. These products are sold into similar vertical market applications as those listed above, but also into office cleaning and hospitality vertical markets through a global direct sales and service organization and network of distributors. IPC markets products and services under the following valued brands: IPC, Gansow, Vaclensa, Portotecnica, Soteco and private-label brands.
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
Backlog
The Company processes orders within two weeks, on average. Therefore, no significant backlogs existed at December 31, 2017 and 2016.
Competition
Public industry data concerning global market share is limited; however, through an assessment of validated third party sources and sponsored third party market studies, the Company is confident in its position as a world-leading manufacturer of floor maintenance and cleaning equipment. Several global competitors compete with Tennant in virtually every geography of the world. However, small regional competitors are also significant competitors who vary by country, vertical market, product category or channel. The Company competes primarily on the basis of offering a broad line of high-quality, innovative products supported by an extensive sales and service network in major markets.
Research and Development
Tennant Company has a history of developing innovative technologies to create a cleaner, safer, healthier world. The Company is committed to its innovation leadership position through fulfilling its goal to annually invest 3% to 4% of annual sales to research and development. The Company’s innovation efforts are focused on solving our customers’ needs holistically addressing a broad array of issues, such as managing labor costs, enhancing productivity, and making cleaning processes more efficient and sustainable.  Through core product development, partnerships and technology enablement we are creating new growth avenues for Tennant. These new avenues for growth go beyond cleaning equipment into business insights and service solutions. In 2017, 2016 and 2015, the Company spent $32.0 million, $34.7 million and $32.4 million on research and development, respectively.
Environmental Compliance
Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.
Employees
The Company employed approximately 4,300 people in worldwide operations as of December 31, 2017.
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
David W. Huml, Senior Vice President, EMEA, APAC and Global Marketing
David W. Huml (49) joined the Company in November 2014 as Senior Vice President, Global Marketing. In January 2016, he also assumed oversight for the Company's APAC business unit and in January 2017, he assumed oversight for the Company's EMEA business. From 2006 to October 2014, he held various positions with Pentair plc, a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products, most recently as Vice President, Applied Water Platform. From 1992 to 2006, he held various positions with Graco Inc., a designer, manufacturer and marketer of systems and equipment to move, measure, control, dispense and spray fluid and coating materials, including Worldwide Director of Marketing, Contractor Equipment Division.
H. Chris Killingstad, President and Chief Executive Officer
H. Chris Killingstad (62) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2002, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2002 he served as Senior Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Häagen-Dazs Asia Pacific. He held the position of International Business Development Manager at PepsiCo Inc., from 1982-1990 and Financial Manager for General Electric, from 1978-1980.
Carol E. McKnight, Senior Vice President, Chief Administrative Officer
Carol E. McKnight (50) joined the Company in June 2014 as Senior Vice President of Global Human Resources. In 2017, Carol was named SVP and Chief Administrative Officer. Prior to joining Tennant, she was Vice President of Human Resources at ATK (Alliant Techsystems) where she held divisional and corporate leadership positions in the areas of compensation, talent management, talent acquisition and general human resource management. Prior to ATK, she was with New Jersey-based NRG Energy, Inc.
Jeffrey C. Moorefield, Senior Vice President, Global Operations
Jeffrey C. Moorefield (54) joined the Company in April 2015 as Senior Vice President, Global Operations. From 2001 to 2008 and 2010 to March 2015, he held various positions with Pentair plc, a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products, most recently as Global Vice President of Operation - Technical Solutions. From 2008 to 2010, he was Head of Operations for Netshape Technology, a technical start-up company. From 1987 to 2001, he held various positions with Emerson Electric Company, a worldwide technology and engineering company, culminating in Vice President, Operations. From 1985 to 1987, he was a Design Engineer at Smith & Proffit Machine & Engineering, a custom equipment engineering company.
Thomas Paulson, Senior Vice President and Chief Financial Officer
Thomas Paulson (61) joined the Company in March 2006 as Vice President and Chief Financial Officer and was named Senior Vice President and Chief Financial Officer in October 2013. Prior to joining Tennant, he was Chief Financial Officer and Senior Vice President of Innovex from 2001 to February 2006. Prior to joining Innovex, a manufacturer of electronic interconnect solutions, he worked for The Pillsbury Company for over 19 years. He became a Vice President at Pillsbury in 1995 and was the Vice President of Finance for the $4 billion North American Foods Division for over two years before joining Innovex.

Jeffrey L. Cotter, Senior Vice President, General Counsel and Corporate Secretary
Jeffrey L. Cotter (50) joined the Company in September 2017 as Senior Vice President, General Counsel and Corporate Secretary. Previously, he was with G&K Services, Inc., starting in 2006 and from 2008 to 2017 serving as Vice President, General Counsel, and Corporate Secretary. Prior to G&K Services, Inc., he was a shareholder at Leonard, Street and Deinard P.A. (n/k/a Stinson Leonard Street LLP).
Richard H. Zay, Senior Vice President, The Americas and R&D
Richard H. Zay (47) joined the Company in June 2010 as Vice President, Global Marketing and was named Senior Vice President, Global Marketing in October 2013. In 2014, he was named Senior Vice President of the Americas business unit for Tennant and in 2018 he assumed responsibility for Tennant Research and Development as well. From 2006 to 2010, he held various positions with Whirlpool Corporation, a manufacturer of major home appliances, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, he held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.
ITEM 1A – Risk Factors
The following are significant factors known to us that could materially adversely affect our business, financial condition or operating results.
We may not be able to effectively manage organizational changes which could negatively impact our operating results or financial condition.
We are continuing to implement global standardized processes in our business despite lean staffing levels. We continue to consolidate and reallocate resources as part of our ongoing efforts to optimize our cost structure in the current economy. Our operating results may be negatively impacted if we are unable to implement new processes and manage organizational changes, which includes changes to our go-to-market strategy, systems and processes, simultaneous focus on expense control and growth and introduction of alternative cleaning methods. In addition, if we do not effectively realize and sustain the benefits that these transformations are designed to produce, we may not fully realize the anticipated savings of these actions or they may negatively impact our ability to serve our customers or meet our strategic objectives.
Our ability to effectively operate our Company could be adversely affected if we are unable to attract and retain key personnel and other highly skilled employees, provide employee development opportunities and create effective succession planning strategies.
Our growth strategy, expanding global footprint, changing workforce demographics and increased improvements in technology and business processes designed to enhance the customer experience are putting increased pressure on human capital strategies designed to recruit, retain and develop top talent.
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
Our products are sold in competitive markets throughout the world. Competition is based on product features and design, brand recognition, reliability, durability, technology, breadth of product offerings, price, customer relationships and after-sale service. Although we believe that the performance and price characteristics of our products will produce competitive solutions for our customers’ needs, our products are generally priced higher than our competitors’ products. This is due to our dedication to innovation and continued investments in research and development. We believe that customers will pay for the innovations and quality in our products. However, it may be difficult for us to compete with lower priced products offered by our competitors and there can be no assurance that our customers will continue to choose our products over products offered by our competitors. If our products, markets and services are not competitive, we may experience a decline in sales volume, an increase in price discounting and a loss of market share, which adversely impacts revenues, margin and the success of our operations.
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

The SEC has adopted rules regarding disclosure of the use of “conflict minerals” (commonly referred to as tin, tantalum, tungsten and gold) which are mined from the Democratic Republic of the Congo in products we manufacture or contract to manufacture. These rules have required and will continue to require due diligence and disclosure efforts. There are and will continue to be costs associated with complying with this disclosure requirement, including costs to determine which of our products are subject to the rules and the source of any "conflict minerals" used in these products. Since our supply chain is complex, ultimately we may not be able to sufficiently discover the origin of the conflict minerals used in our products through the due diligence procedures that we implement. If we are unable to or choose not to provide appropriate disclosure, customers may choose not to purchase our products. Alternatively, if we choose to use only suppliers offering conflict free minerals, we cannot be sure that we will be able to obtain metals, if necessary, from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm our business, reduce market demand for our products, and adversely affect our profit margins, net sales, and overall financial results.
We may not be able to upgrade and evolve our information technology systems as quickly as we wish and we may encounter difficulties as we upgrade and evolve these systems to support our growth strategy and business operations, which could adversely impact our abilities to accomplish anticipated future cost savings and better serve our customers.
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
We may consider, as part of our growth strategy, supplementing our organic growth through acquisitions of complementary businesses or products. We have engaged in acquisitions in the past, such as the acquisition of the IPC Group, and we believe future acquisitions may provide meaningful opportunities to grow our business and improve profitability. Acquisitions allow us to enhance the breadth of our product offerings and expand the market and geographic participation of our products and services.
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
We may encounter risks to our IT infrastructure, such as access and security, that may not be adequately designed to protect critical data and systems from theft, corruption, unauthorized usage, viruses, sabotage or unintentional misuse.
Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products and its customers. We seek to deploy comprehensive measures to deter, prevent, detect, react to and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems.
Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, litigation with third parties, theft of intellectual property, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations.
We may be unable to conduct business if we experience a significant business interruption in our computer systems, manufacturing plants or distribution facilities for a significant period of time.
We rely on our computer systems, manufacturing plants and distribution facilities to efficiently operate our business. If we experience an interruption in the functionality in any of these items for a significant period of time for any reason, we may not have adequate business continuity planning contingencies in place to allow us to continue our normal business operations on a long-term basis. In addition, the increase in customer facing technology raises the risk of a lapse in business operations. Therefore, significant long-term interruption in our business could cause a decline in sales, an increase in expenses and could adversely impact our financial results.

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
In addition to the foregoing, the European Union adopted a comprehensive General Data Privacy Regulation (the "GDPR") in May 2016 that will replace the current EU Data Protection Directive and related country-specific legislation. The GDPR will become fully effective in May 2018. GDPR requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue.
Actions of activist investors or others could disrupt our business.
Public companies have been the target of activist investors. One investor which owns approximately 5% of our outstanding common stock recently filed a Schedule 13D with the Securities and Exchange Commission which stated its belief that we should undertake a strategic review process regarding a consolidation transaction with a third party. In the event such investor or another third party, such as an activist investor, continues to pursue such belief or proposes to change our governance policies, board of directors, or other aspects of our operations, our review and consideration of such proposals may create a significant distraction for our management and employees. This could negatively impact our ability to execute our business plans and may require our management to expend significant time and resources. Such proposals may also create uncertainties with respect to our financial position and operations and may adversely affect our ability to attract and retain key employees.

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
The integration of IPC's operations into ours following its acquisition could create additional risks for our internal controls over financial reporting.
We intend to integrate IPC into our control environment and subject it to internal control testing during 2018, which means that deficiencies in our internal control over financial reporting as a combined company may not be identified until then. Any such undiscovered deficiencies, if material, could result in misstatements of our results of operations, restatements of our financial statements, declines in the trading price of our common stock or otherwise have a material adverse effect on our business, reputation, results of operations, financial condition or cash flows.
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
In April 2017, the Company completed its acquisition of IPC. IPC has five major manufacturing facilities, all located in Italy, and 11 sales branches located in the United States, Brazil, Europe, India and China. IPC owns its manufacturing facilities located in the Italian cities of Venice, Cremona and Reggio Emilia as well as its manufacturing facility located in the Province of Padua. Another manufacturing facility located in the Province of Padua is leased to IPC. In addition, IPC uses a dedicated, third party plant in Germany that specially manufactures heavy–duty stainless steel scrubbers and sweepers to IPC designs. IPC also owns a minor tools and supplies assembly operation in China to service local customers. The facilities are in good operating condition, suitable for their respective uses and adequate for current needs.
Further information regarding the Company’s property and lease commitments is included in the Contractual Obligations section of Item 7 and in Note 15 to the Consolidated Financial Statements.
ITEM 3 – Legal Proceedings
There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.
ITEM 4 – Mine Safety Disclosures
Not applicable.

PART II
ITEM 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION – Tennant's common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of February 15, 2018, there were 324 shareholders of record. The common stock price was $61.80 per share on February 15, 2018. The accompanying chart shows the high and low sales prices for the Company’s shares for each full quarterly period over the past two years as reported by the New York Stock Exchange:

	2017		2016
	High	Low	High	Low
First Quarter	$76.10	$64.30	$55.71	$45.92
Second Quarter	75.00	69.15	56.33	49.97
Third Quarter	76.80	60.05	66.54	52.51
Fourth Quarter	73.15	60.30	76.80	60.21
DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 73 consecutive years. Tennant’s annual cash dividend payout increased for the 46th consecutive year to $0.84 per share in 2017, an increase of $0.03 per share over 2016. Dividends are generally declared each quarter. On February 15, 2018, the Company announced a quarterly cash dividend of $0.21 per share payable March 15, 2018, to shareholders of record on February 28, 2018.
DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.
TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:
Equiniti Trust Company
Shareowner Services
P.O. Box 64874
St. Paul, MN 55164-0854
(800) 468-9716
EQUITY COMPENSATION PLAN INFORMATION – The following table provides information about shares of the Company's Common Stock that may be issued under the Company's equity compensation plans, as of December 31, 2017.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a))
Equity compensation plans approved by security holders	1,304,385	$47.47	1,155,110
Equity compensation plans not approved by security holders	—	—	—
Total	1,304,385	$47.47	1,155,110
(1)Amount includes outstanding awards under the 1997 Non-Employee Director Stock Option Plan, the 2007 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan, each as amended, and the 2017 Stock Incentive Plan (the "Plans"). Amount includes shares of Common Stock that may be issued upon exercise of outstanding stock options under the Plans. Amount also includes shares of Common Stock that may be paid in cash upon exercise of outstanding stock appreciation rights under the Plans. Amount also includes shares of Common Stock that may be issued upon settlement of restricted stock units and deferred stock units (phantom stock) under the Plans. Stock appreciation rights, restricted stock units and deferred stock units may be settled in cash, stock or a combination of both. Column (a) includes the number of shares that could be issued upon a complete distribution of all outstanding stock options and stock appreciation rights (1,135,608) and restricted stock units and deferred stock units (168,777).
(2)Column (b) includes the weighted-average exercise price for outstanding stock options and stock appreciation rights.

SHARE REPURCHASES – On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 393,965 shares remaining under our prior repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of December 31, 2017, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.

For the Quarter Ended December 31, 2017	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2017	228	$68.94	—	1,393,965
November 1–30, 2017	922	67.35	—	1,393,965
December 1–31, 2017	—	—	—	1,393,965
Total	1,150	$67.66	—	1,393,965

(1)
Includes 1,150 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock to two indices: S&P SmallCap 600 and Morningstar Industrials Sector. The graph below compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2012, including the reinvestment of all dividends.

5-YEAR CUMULATIVE TOTAL RETURN COMPARISON

	2012	2013	2014	2015	2016	2017
Tennant Company	$100	$156	$168	$133	$171	$176
S&P SmallCap 600	$100	$141	$149	$147	$144	$163
Morningstar Industrials Sector	$100	$142	$155	$151	$179	$219

ITEM 6 – Selected Financial Data
(In thousands, except shares and per share data)

Years Ended December 31	2017		2016	2015		2014	2013
Financial Results:
Net Sales	$1,003,066		$808,572	$811,799		$821,983	$752,011
Cost of Sales	598,645	(1)	456,977	462,739		469,556	426,103
Gross Margin - %	40.3		43.5	43.0		42.9	43.3
Research and Development Expense	32,013		34,738	32,415		29,432	30,529
% of Net Sales	3.2		4.3	4.0		3.6	4.1
Selling and Administrative Expense	345,364	(1)	248,210	252,270	(2)	250,898	232,976	(3)
% of Net Sales	34.4		30.7	31.1		30.5	31.0
Profit from Operations	27,044	(1)	68,498	53,176	(2)	72,097	62,403	(3)
% of Net Sales	2.7		8.5	6.6		8.8	8.3
Income Tax Expense	4,913	(1)	19,877	18,336	(2)	18,887	19,647	(3)
Effective Tax Rate - %	(380.2)		29.9	36.4		27.2	32.8
Net (Loss) Earnings Attributable to Tennant Company	(6,195)	(1)	46,614	32,088		50,651	40,231
% of Net Sales	(0.6)		5.8	4.0		6.2	5.3
Per Share Data:
Basic Net (Loss) Earnings Attributable to Tennant Company	$(0.35)	(1)	$2.66	$1.78	(2)	$2.78	$2.20	(3)
Diluted Net (Loss) Earnings Attributable to Tennant Company	$(0.35)	(1)	$2.59	$1.74	(2)	$2.70	$2.14	(3)
Diluted Weighted Average Shares	17,695,390		17,976,183	18,493,447		18,740,858	18,833,453
Cash Dividends	$0.84		$0.81	$0.80		$0.78	$0.72
Financial Position:
Total Assets	$993,977		$470,037	$432,295		$486,932	$456,306
Total Debt	376,839		36,194	24,653		28,137	31,803
Total Tennant Company Shareholders’ Equity	296,503		278,543	252,207		280,651	263,846
Current Ratio	1.8		2.2	2.2		2.4	2.4
Debt-to-Capital Ratio	56.0%		11.5%	8.9%		9.1%	10.8%
Cash Flows:
Net Cash Provided by Operations	$54,174		$57,878	$45,232		$59,362	$59,814
Capital Expenditures, Net of Disposals	(17,926)		(25,911)	(24,444)		(19,292)	(14,655)
Free Cash Flow	36,248		31,967	20,788		40,070	45,159
Other Data:
Depreciation and Amortization	$43,253		$18,300	$18,031		$20,063	$20,246
Number of employees at year-end	4,297		3,236	3,164		3,164	3,087
The results of operations from our 2017 acquisition of the IPC Group have been included in the Selected Financial Data presented above since its acquisition date on April 6, 2017.

(1)
2017 includes a fair value step-up adjustment to acquired inventory in cost of sales of $7,245 pre-tax ($5,237 after-tax, or $0.30 per diluted share), pre-tax acquisition costs, restructuring charges and a pension settlement charge in selling and administrative expense of $10,560, $10,519 and $6,373, respectively ($9,748, $7,559 and $4,020 after-tax, or $0.55, $0.43 and $0.23 per diluted share, respectively). 2017 also includes pre-tax acquisition-related financing costs and acquisition costs in total other expense, net of $7,378 and $814, respectively ($4,619 and $660 after-tax, or $0.26 and $0.04 per diluted share, respectively). In addition, 2017 net loss attributable to Tennant Company includes a $2,388 net income tax expense ($0.14 per diluted share) as a result of the impacts of the 2017 tax reform legislation.

(2)
2015 includes restructuring charges of $3,744 pre-tax ($3,095 after-tax or $0.17 per diluted share) and a non-cash impairment of long-lived assets of $11,199 pre-tax ($10,822 after-tax or $0.58 per diluted share).

(3)
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
In April 2017, the Company completed its acquisition of the IPC Group business. IPC manufactures a complete range of commercial cleaning products including mechanized cleaning equipment, wet & dry vacuum cleaners, cleaning tools & carts and high pressure washers. These products are sold into similar vertical market applications as those listed above, but also into office cleaning and hospitality vertical markets through a global direct sales and service organization and network of distributors. IPC markets products and services under the following valued brands: IPC, Gansow, Vaclensa, Portotecnica, Soteco and private-label brands.

Historical Results
The following table compares the historical results of operations for the years ended December 31, 2017, 2016 and 2015 in dollars and as a percentage of Net Sales (in thousands, except per share amounts and percentages):

	2017	%	2016	%	2015	%
Net Sales	$1,003,066	100.0	$808,572	100.0	$811,799	100.0
Cost of Sales	598,645	59.7	456,977	56.5	462,739	57.0
Gross Profit	404,421	40.3	351,595	43.5	349,060	43.0
Operating Expense:
Research and Development Expense	32,013	3.2	34,738	4.3	32,415	4.0
Selling and Administrative Expense	345,364	34.4	248,210	30.7	252,270	31.1
Impairment of Long-Lived Assets	—	—	—	—	11,199	1.4
Loss on Sale of Business	—	—	149	—	—	—
Total Operating Expense	377,377	37.6	283,097	35.0	295,884	36.4
Profit from Operations	27,044	2.7	68,498	8.5	53,176	6.6
Other Income (Expense):
Interest Income	2,405	0.2	330	—	172	—
Interest Expense	(25,394)	(2.5)	(1,279)	(0.2)	(1,313)	(0.2)
Net Foreign Currency Transaction Losses	(3,387)	(0.3)	(392)	—	(954)	(0.1)
Other Expense, Net	(1,960)	(0.2)	(666)	(0.1)	(657)	(0.1)
Total Other Expense, Net	(28,336)	(2.8)	(2,007)	(0.2)	(2,752)	(0.3)
(Loss) Profit Before Income Taxes	(1,292)	(0.1)	66,491	8.2	50,424	6.2
Income Tax Expense	4,913	0.5	19,877	2.5	18,336	2.3
Net (Loss) Earnings Including Noncontrolling Interest	(6,205)	(0.6)	46,614	5.8	32,088	4.0
Net Loss Attributable to Noncontrolling Interest	(10)	—	—	—	—	—
Net (Loss) Earnings Attributable to Tennant Company	$(6,195)	(0.6)	$46,614	5.8	$32,088	4.0
Net (Loss) Earnings Attributable to Tennant Company per Share	$(0.35)		$2.59		$1.74

Net Sales
Net Sales in 2017 totaled $1,003.1 million, a 24.1% increase as compared to Net Sales of $808.6 million in 2016.
The components of the consolidated Net Sales change for 2017 as compared to 2016, and 2016 as compared to 2015, were as follows:

Growth Elements	2017 v. 2016	2016 v. 2015
Organic Growth:
Volume	(0.1%)	1.1%
Price	1.5%	—%
Organic Growth	1.4%	1.1%
Foreign Currency	0.5%	(1.0%)
Acquisitions	22.2%	(0.5%)
Total	24.1%	(0.4%)
The 24.1% increase in consolidated Net Sales for 2017 as compared to 2016 was driven by:

•	22.2% from the April 2017 acquisition of the IPC Group and the expansion of our commercial floor coatings business through the August 2016 acquisition of the Florock® brand.

•
An organic sales increase of approximately 1.4% which excludes the effects of foreign currency exchange and acquisitions, due to an approximate 1.5% price increase, partially offset by a volume decrease of 0.1%. The price increase was the result of selling price increases, typically in the range of 2% to 4% in most geographies, with an effective date of February 1, 2017. The impact to gross margin was minimal as these selling price increases were taken to offset inflation. The slight volume decrease was primarily due to increased sales in Latin America and EMEA being more than offset by volume decreases in North America. Sales of new products introduced within the past three years totaled 48% of equipment revenue in 2017. This compares to 37% of equipment revenue in 2016 from sales of new products introduced within the past three years.

•	A favorable impact from foreign currency exchange of approximately 0.5%.
The 0.4% decrease in consolidated Net Sales for 2016 as compared to 2015 was primarily due to the following:

•	An unfavorable impact from foreign currency exchange of approximately 1.0%.

•	An unfavorable net impact of 0.5% resulting from the sale of our Green Machines outdoor city cleaning line, partially offset by the acquisition of the Florock brand.

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

The following table sets forth annual Net Sales by geographic area and the related percentage change from the prior year (in thousands, except percentages):

	2017	%	2016	%	2015
Americas	$640,274	5.5	$607,026	2.6	$591,405
Europe, Middle East and Africa	273,738	112.1	129,046	(7.7)	139,834
Asia Pacific	89,054	22.8	72,500	(10.0)	80,560
Total	$1,003,066	24.1	$808,572	(0.4)	$811,799
Americas – In 2017, Americas Net Sales increased 5.5% to $640.3 million as compared with $607.0 million in 2016. The direct impact of the IPC Group and Florock acquisitions favorably impacted Net Sales by approximately 4.4%. In addition, a favorable direct impact of foreign currency translation exchange effects within the Americas impacted Net Sales by approximately 0.4% in 2017. As a result, organic sales growth in the Americas favorably impacted Net Sales by approximately 0.7% due to strong sales performance in Latin America, particularly Brazil and Mexico, from focused go-to-market strategies in our direct channel. This was partially offset by lower sales in North America, where sales growth through the distribution channel were more than offset by service sales.
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
Europe, Middle East and Africa – EMEA Net Sales in 2017 increased 112.1% to $273.7 million as compared to 2016 Net Sales of $129.0 million. In 2017, the direct impact of the IPC Group acquisition favorably impacted Net Sales by approximately 105.3%. In addition, a favorable direct impact of foreign currency translation exchange effects within EMEA impacted Net Sales by approximately 1.3% in 2017. As a result, organic sales growth in EMEA favorably impacted Net Sales in 2017 by approximately 5.5% due to strong sales growth in most European countries from strong demand in both the direct and distributor channels being partially offset by lower sales in the UK.
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
Asia Pacific – APAC Net Sales in 2017 increased 22.8% to $89.1 million as compared to 2016 Net Sales of $72.5 million. In 2017, the direct impact of the IPC Group acquisition favorably impacted Net Sales by approximately 22.7%. In addition, a favorable direct impact of foreign currency translation exchange effects within APAC impacted Net Sales by approximately 0.1% in 2017. As a result, organic sales growth in APAC was essentially flat due to sales growth in China from strong sales through the direct and distributor channels being offset by sales declines primarily in Korea and Singapore resulting from a challenging economic environment.

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
Gross Profit
Gross Profit margin was 320 basis points lower in 2017 compared to 2016 due primarily to the $7.2 million, or approximately 70 basis points, fair value inventory step-up flow through related to our acquisition of the IPC Group and field service productivity challenges related to a high number of open service trucks of $5.1 million, or approximately 50 basis points. In addition, Gross Profit margin was unfavorably impacted by mix of sales by channel and region, primarily resulting from higher sales through the distribution in North America and lower gross margins from the IPC Group. The near-term unfavorable impacts from investments in manufacturing automation initiatives and high levels of raw material cost inflation also contributed to lower Gross Profit margin in 2017.
Gross Profit margin was 43.5% in 2016, an increase of 50 basis points as compared to 2015. Gross Profit margin in 2016 was favorably impacted by product mix (with relatively higher sales of industrial equipment and lower sales of commercial equipment), partially offset by manufacturing productivity challenges in North America.
Operating Expenses
Research and Development Expense – Tennant continues to invest in innovative product development with 3.2% of 2017 Net Sales spent on Research and Development ("R&D"). We continue to invest in developing innovative new products and technologies and the advancement of detergent-free products, fleet management and other sustainable technologies. There were 32 new products and product variants launched in 2017 including a new family of T500 commercial walk-behind scrubbers, the enhanced IRIS® Web Based Fleet Management System, the i-mop, the V3e compact dry canister vacuum, the T350 stand-on commercial scrubber and the A140 micro-scrubber. In 2017, our newly acquired IPC Group business also launched many new products and product variants across all product lines.
R&D Expense decreased $2.7 million, or 7.8%, in 2017 as compared to 2016. As a percentage of Net Sales, 2017 R&D Expense decreased 110 basis points compared to the prior year. The decrease in R&D spending was primarily due to headcount reduction related to the first quarter 2017 restructuring action.
R&D Expense increased $2.3 million, or 7.2%, in 2016 as compared to 2015. As a percentage of Net Sales, 2016 R&D Expense increased 30 basis points compared to the prior year. New products are a key driver of sales growth. There were 10 new products and product variants launched in 2016 including three models of emerging market floor machines, two models of the M17 battery-powered sweeper-scrubber, three large next-generation cleaning machines: the M20 and M30 integrated sweeper-scrubbers, and the T20 heavy-duty industrial rider scrubber, and two models of the commercial dryer/air mover.

Selling and Administrative Expense – Selling and Administrative Expense ("S&A Expense") increased by $97.2 million, or 39.1%, in 2017 compared to 2016. As a percentage of Net Sales, 2017 S&A Expense increased 370 basis points to 34.4% from 30.7% in 2016. S&A Expense was unfavorably impacted by $15.7 million, or 160 basis points, and $10.6 million, or 110 basis points, of amortization expense and acquisition costs, respectively, related to our acquisition of the IPC Group. In addition, S&A Expense was unfavorably impacted by $10.5 million, or 100 basis points, and $6.4 million, or 60 basis points, of restructuring charges taken in the 2017 first and fourth quarters and pension settlement charges, respectively. Excluding these costs, S&A Expense was 50 basis points lower in 2017 compared to 2016 due primarily to our continued balance of disciplined spending control with investments in key growth initiatives.
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
Profit from Operations
Operating Profit was $27.0 million, or 2.7% of Net Sales, in 2017, as compared to Operating Profit of $68.5 million, or 8.5% of Net Sales, in 2016. 2017 Operating Profit was $41.5 million lower than 2016 Operating Profit due primarily to $15.7 million of amortization expense related to IPC intangible assets, $10.6 million of acquisition costs and a $7.2 million fair value inventory step-up flow through, all related to our acquisition of the IPC Group. We also recorded $10.5 million of restructuring charges in 2017 to better align our global resources and expense structure. In addition, we recorded pension settlement charges of $6.4 million due to our termination of the U.S. Pension Plan in May 2017. These unfavorable impacts were partially offset by operating profit obtained from the IPC acquisition, reduced expenses resulting from our first quarter 2017 restructuring charge and tight management of controllable costs.
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
Total Other Expense, Net
Interest Income – Interest Income was $2.4 million in 2017, an increase of $2.1 million from 2016. The increase between 2017 and 2016 was primarily due to interest income related to foreign currency swap activities.
Interest Income was $0.3 in 2016, an increase of $0.1 million from 2015. The increase between 2016 and 2015 was due to higher levels of cash deposits.
Interest Expense – Interest Expense was $25.4 million in 2017, as compared to $1.3 million in 2016. The higher Interest Expense in 2017 was primarily due to carrying a higher level of debt on our Consolidated Balance Sheets related to our acquisition activities as well as a $6.2 million charge to expense the debt issuance costs for loans which were refinanced or repaid, as further described in the Liquidity and Capital Resources section that follows.
There was no significant change in Interest Expense in 2016 as compared to 2015.

Net Foreign Currency Transaction Losses – Net Foreign Currency Transaction Losses were $3.4 million in 2017 as compared to $0.4 million in 2016. The unfavorable change in the impact from foreign currency transactions in 2017 was primarily due to fluctuations in foreign currency rates, specifically between the Euro and U.S. dollar, settlements of transactional hedging activity in the normal course of business and a $1.1 million mark-to-market adjustment of a foreign exchange call option, an instrument held in connection with our acquisition of the IPC Group on April 6, 2017.
Net Foreign Currency Transaction Losses were $0.4 million in 2016 as compared to $1.0 million in 2015. The favorable change in the impact from foreign currency transactions in 2016 was due to fluctuations in foreign currency rates and settlements of transactional hedging activity in the normal course of business.
Other Expense, Net – Other Expense, Net was $2.0 million in 2017 as compared to $0.7 million in 2016. The unfavorable change in Other Expense, Net was due primarily to the additional expense recorded as a result of the acquisition of the IPC Group.
There was no significant change in Other Expense, Net in 2016 as compared to 2015.
(Loss) Profit Before Income Taxes
Loss Before Income Taxes for 2017 was $1.3 million compared to Profit Before Income Taxes of $66.5 million for 2016 and $50.4 million in 2015.
The breakdown of (Loss) Profit Before Income Taxes between U.S. and foreign operations for each year ended December 31 was as follows:

	2017	%	2016	%	2015	%
U.S. operations	$7,465	(577.8)	$54,018	81.2	$51,189	101.5
Foreign operations	(8,757)	677.8	12,473	18.8	(765)	(1.5)
Total	$(1,292)	100.0	$66,491	100.0	$50,424	100.0
Profit Before Income Taxes from U.S. operations decreased by $46.6 million in 2017 compared to 2016. The decrease resulted primarily from $10.6 million of acquisition costs related to our acquisition of the IPC Group, $6.4 million of pension settlement charges recorded in 2017 as a result of the termination of the U.S. Pension Plan in May 2017 and $4.9 million of restructuring charges recorded in 2017 to better align our global resources and expense structure. In addition, Interest Expense recorded in Profit Before Income Taxes from U.S. operations during 2017 was $23.4 higher compared to 2016 primarily due to carrying a higher level of debt on our Consolidated Balance Sheets related to our acquisition activities as well as a $6.2 million charge to expense the debt issuance costs for loans which were refinanced or repaid as part of our acquisition of the IPC Group.
(Loss) Profit Before Income Taxes from foreign operations decreased by $21.2 million in 2017 compared to 2016. The decrease resulted primarily from $15.7 million of amortization expense related to IPC intangible assets in 2017, a $7.2 million fair value inventory step-up flow through as a result of our acquisition of the IPC Group and $5.6 million of restructuring charges recorded in 2017 to better align our global resources and expense structure. These unfavorable impacts were partially offset by Profit Before Income Taxes obtained from the IPC acquisition.

Profit Before Income Taxes from foreign operations increased by $13.2 million in 2016 compared to 2015. The increase resulted primarily from the $11.2 million non-cash Impairment of Long-Lived Assets included in 2015 as a result of our decision to hold the assets and liabilities of our Green Machines outdoor city cleaning line for sale that did not repeat in 2016. This impairment affected the results of operations in our EMEA region. In addition, 2015 Profit Before Income Taxes in our EMEA and APAC subsidiaries included an additional expense of $1.9 million and $0.7 million, respectively, as a result of two worldwide restructuring actions that did not repeat in 2016. Profit Before Income Taxes in our Latin America subsidiaries increased approximately $0.6 million in 2016 primarily due to sales increases. Profit Before Income Taxes in our APAC subsidiaries decreased by $1.3 million primarily due to lower sales resulting from economic slowdowns in the region and fewer large deals.
Income Taxes
On December 22, 2017, legislation popularly referred to as the Tax Cuts and Jobs Act (Tax Act) was enacted, resulting in significant changes from previous tax law, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and a reduction in the U.S. federal corporate income tax rate from 35% to 21%. The Tax Act also establishes new laws that will impact 2018.
ASC 740 requires a company to record the effects of a tax law change in the period of enactment, however shortly after the enactment of the Tax Act, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in the law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.
Therefore, in connection with its initial analysis of the impact of the Tax Act, the Company’s overall tax expense for 2017 includes a provisional tax charge of $2.4 million, or $0.14 per share, to reflect the estimated impacts of the Tax Act, including the transition tax on cash and cash equivalent balances related to accumulated earnings associated with our international operations, the write-down of net U.S. deferred tax assets at lower enacted corporate tax rates, and the effects of the implementation of the territorial tax system.
The overall effective income tax rate was (380.2)%, 29.9% and 36.4% in 2017, 2016 and 2015, respectively.
The tax expense for 2017 included a $3.7 million tax benefit associated with $18.8 million of acquisition and financing costs related to the IPC Group acquisition, a $3.0 million tax benefit associated with a $10.5 million restructuring charge, a $2.4 million tax benefit associated with a $6.2 million pension settlement, a $2.0 million tax benefit associated with $7.2 million of expense related to inventory step-up amortization, a $2.0 million provisional tax expense related to the write-down of net U.S. deferred tax assets at the lower enacted tax rates and a $0.4 million provisional tax expense related to the transition tax on cash and cash equivalent balances related to accumulated earnings associated with our international operations as a result of Tax Legislation. These special items impacted the 2017 year-to-date overall effective tax rate by 412.9%.
Our effective tax rate fluctuates from year to year due to the global nature of our operations. Excluding the 2017 special items and the effect of the Tax Act, the tax rate increased from 29.9% in 2016 due primarily to the mix in full year taxable earnings by country. As a result of the Tax Act, we expect the income tax rate to be favorably impacted.
There were no special items that affected the tax rate in 2016.

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
Net (Loss) Earnings and (Loss) Earnings Per Share
Net (Loss) Earnings for 2017 were $(6.2) million, or $(0.35) per diluted share, compared to $46.6 million, or $2.59 per diluted share, for 2016. Net (Loss) Earnings were impacted by:

•	Gross profit margin decline of 320 basis points compared to 2016.

•	A 370 basis point increase in S&A Expense as a percentage of Net Sales compared to 2016.

•	An unfavorable impact of $24.1 million from Interest Expense of $25.4 million in 2017 as compared to $1.3 million in 2016.

•	An unfavorable impact of $3.0 million from Net Foreign Currency Transaction Losses of $3.4 million in 2017 as compared to $0.4 million in 2016.

•	An increase in Net Sales of 24.1% in 2017 as compared to 2016.
Net Earnings for 2016 were $46.6 million, or $2.59 per diluted share, compared to $32.1 million, or $1.74 per diluted share, for 2015. Net Earnings were impacted by:

•	Gross profit margin strengthening of 50 basis points compared to 2015.

•	A 40 basis point decrease in S&A Expense as a percentage of Net Sales compared to 2015.

•
A pre-tax non-cash impact of $11.2 million in 2015 due to the Impairment of Long-Lived Assets as a result of the classification of our Green Machines assets as held for sale that did not repeat in 2016.

•	A favorable impact of $0.6 million from Net Foreign Currency Transaction Losses of $0.4 million in 2016 as compared to $1.0 million in 2015.

•	A decrease in Net Sales of 0.4% in 2016 as compared to 2015.
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments – For the years ended December 31, 2017 and 2016, we recorded a pre-tax foreign currency translation gain of $28.4 million and $0.1 million, respectively. For the year ended December 31, 2015, we recorded pre-tax foreign currency translation losses of $12.5 million in Other Comprehensive Income (Loss). These adjustments resulted from translating the financial statements of our non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar, as well as other adjustments permitted by ASC 830 – Foreign Currency Matters.
During 2017, we recorded pre-tax currency translation gains of $28.4 million. These adjustments were caused primarily by the appreciation of the Euro against the U.S. dollar. In 2017, the Euro appreciated against the U.S. dollar by approximately 14%.
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
Pension and Retiree Medical Benefits – For the years ended December 31, 2017 and 2016, we recorded pre-tax pension and postretirement liability adjustments consisting of gains of $5.9 million and losses of $2.2 million, respectively, in Other Comprehensive Income (Loss) as further disclosed in Note 13 to the Company's Consolidated Financial Statements. For the year ended December 31, 2015, we recorded a gain of $4.1 million in Other Comprehensive Income (Loss) for these items.
The summarized changes in Accumulated Other Comprehensive Loss for the three years ended December 31 were as follows:

	Pension and Postretirement Medical Benefits
	2017	2016	2015
Net actuarial loss (gain)	$622	$2,357	$(2,940)
Amortization of prior service cost	—	(41)	(67)
Amortization of net actuarial loss	(117)	(68)	(1,114)
Settlement Charge	(6,373)	—	—
Total recognized in other comprehensive (income) loss	$(5,868)	$2,248	$(4,121)
The $5.9 million gain in 2017 was primarily due to a $6.4 million settlement charge related to the termination of the U.S. Pension Plan and a $0.1 million credit related to amortization of accumulated actuarial losses. These gains were partially offset by $0.6 million of net actuarial losses relating to an increase of $1.2 million in the pension benefit obligation in 2017 due to changes in demographic experience and other changes, a $0.6 million increase in the pension benefit obligation resulting from a 64 basis point decrease in the U.S. pension discount rate, a 19 basis point decrease in the non-U.S. discount rate and a 32 basis point decrease in the postretirement discount rates and $1.0 million decrease in the pension benefit obligation due to a higher than expected actual return on assets.
The $2.2 million loss in 2016 was primarily due to a $2.4 net actuarial loss relating to an increase of $3.2 million in the projected benefit obligation resulting from a 16 basis point decrease in the U.S. pension discount rate, a 95 basis point decrease in the non-U.S. discount rate and a 12 basis point decrease in the postretirement discount rate. There was an approximate $0.6 million decrease in the pension benefit obligation in 2016 relating to demographic experience and other changes, as well as a $0.2 million decrease due to a higher than expected actual return on assets. The net actuarial loss was partially offset by a $0.1 million credit relating to amortization of accumulated actuarial losses and prior service costs.
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

Cash Flow Hedging – For the years ended December 31, 2017 and 2016, we recorded adjustments to pre-tax losses on cash flow hedge financial instruments of $7.7 million and $0.3 million, respectively, in Other Comprehensive Income (Loss) as further disclosed in Note 11 to the Company's Consolidated Financial Statements. For the year ended December 31, 2015, we recorded a gain of $0.2 million in Other Comprehensive Income (Loss) for these items.
The $7.7 million loss in 2017 was primarily due to $26.2 million of losses recognized primarily as a result of our Euro to U.S. dollar foreign exchange cross currency swaps to mitigate our Euro exposure on our cash flows associated with an intercompany loan from a wholly-owned European subsidiary. The loss was partially offset by $18.5 of losses reclassified from Accumulated Other Comprehensive Loss to the Consolidated Statements of Earnings.
The $0.3 million pre-tax loss in 2016 and the pre-tax gain of $0.2 million in 2015 was driven by our cash flow exposure to the Canadian dollar resulting from changes in this currency relative to the U.S. dollar.
Liquidity and Capital Resources
Liquidity – Cash and Cash Equivalents totaled $58.4 million at December 31, 2017, as compared to $58.0 million as of December 31, 2016. Cash and Cash Equivalents held by our foreign subsidiaries totaled $39.1 million as of December 31, 2017, as compared to $19.0 million as of December 31, 2016. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 1.8 as of December 31, 2017 and 2.2 as of December 31, 2016, and our working capital was $186.6 million and $165.1 million, respectively.
Our Debt-to-Capital ratio was 56.0% as of December 31, 2017, compared with 11.5% as of December 31, 2016. Our capital structure was comprised of $376.8 million of Debt and $296.5 million of Tennant Company Shareholders’ Equity as of December 31, 2017.
During 2017, we generated operating cash flows of $54.2 million and paid a total of $15.0 million in cash dividends. Total debt increased to $376.8 million as of December 31, 2017, compared to $36.2 million at the end of 2016, due primarily to the acquisition of the IPC Group in April 2017.
Cash Flow Summary – Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	2017	2016	2015
Operating Activities	$54,174	$57,878	$45,232
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(17,926)	(25,911)	(24,444)
Proceeds from Principal Payments Received on Long-Term Note Receivable	667	—	—
Issuance of Long-Term Note Receivable	(1,500)	(2,000)	—
Acquisitions of Businesses, Net of Cash Acquired	(354,073)	(12,933)	—
Purchase of Intangible Asset	(2,500)	—	—
Proceeds from Sale of Business	—	285	1,185
(Increase) Decrease in Restricted Cash	(92)	116	(322)
Financing Activities	319,473	(9,558)	(61,405)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,142	(1,144)	(1,908)
Net Increase (Decrease) in Cash and Cash Equivalents	$365	$6,733	$(41,662)
Operating Activities – Cash provided by operating activities was $54.2 million in 2017, $57.9 million in 2016 and $45.2 million in 2015. In 2017, cash provided by operating activities was driven primarily by net earnings, after adding back non-cash items, an increase in Other Current Liabilities of $14.6 million due to additional accruals recorded as a result of the IPC Group consolidation and the fourth quarter 2017 restructuring action and an increase in Accounts Payable of $10.8 million due to timing of payments. These cash inflows were partially offset by cash outflows resulting from an increase in Accounts Receivable of $14.4 million resulting from higher sales levels, the variety of payment terms offered and mix of business.
In 2016, cash provided by operating activities was driven primarily by net earnings, after adding back non-cash items, partially offset by an increase in Accounts Receivable of $9.3 million resulting from higher sales levels, particularly in December 2016, the variety of payment terms offered and mix of business.
In 2015, cash provided by operating activities was driven primary by net earnings, after adding back non-cash items, somewhat offset by a decrease in Accounts Payable of $10.5 million due to making earlier payments to utilize cash discounts and an increase in Inventories of $10.2 million to support the launches of many new products.
For 2017, we used operating profit and operating profit margin as key indicators of financial performance and the primary metrics for performance-based incentives.
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

	2017	2016
DSO	63	59
DIOH	96	89

DSO increased 4 days in 2017 as compared to 2016 primarily due to the acquisition of IPC, who generally offers longer payment terms than the average DSO of our business in 2016 prior to the acquisition, and mix of business. These drivers were partially offset by the trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
DIOH increased 7 days in 2017 as compared to 2016 primarily due to a lower level of sales than anticipated that resulted in higher levels of inventory and maintaining a higher level of select inventory items to lower lead times, partially offset by progress from inventory reduction initiatives.
Investing Activities – Net cash used in investing activities was $375.4 million in 2017, $40.4 million in 2016 and $23.6 million in 2015. In 2017, we used $354.1 million, net of cash acquired, in relation to our acquisition of the IPC Group and the final installment payment for the acquisition of the Florock brand and $17.9 million for net capital expenditures. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment. We also used $2.5 million for the purchase of the distribution rights to sell the i-mop and $1.5 million as a result of a loan to i-team North America B.V., a joint venture that operates as a distributor of the i-mop in North America. The details regarding the joint venture and our distribution of the i-mop are described further in Note 3 to the Consolidated Financial Statements.
In 2016, we used $25.9 million for net capital expenditures. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment. In addition, our acquisition of the Florock brand and the assets of Dofesa Barrdio Mecanizado, a long-time distributor based in Central Mexico, used $12.9 million, net of cash acquired. We also used $2.0 million as a result of a non-interest bearing cash advance to TCS EMEA GmbH, the master distributor of our products in Central Eastern Europe, Middle East and Africa.
In 2015, we used $24.4 million for net capital expenditures. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development, and manufacturing equipment. This cash outflow was partially offset by a cash inflow resulting from proceeds from sale of our Green Machines outdoor city cleaning line, which provided $1.2 million.
Financing Activities – Net cash provided by financing activities was $319.5 million in 2017. Net cash used in financing activities was $9.6 million in 2016 and $61.4 million in 2015. In 2017, proceeds from the incurrence of Long-Term Debt associated with the IPC acquisition and the issuance of Common Stock provided $440.0 million and $6.9 million, respectively. These cash inflows were partially offset by cash outflows resulting from $96.2 million of Long-Term Debt payments, $16.5 million related to payments of debt issuance costs and dividend payments of $15.0 million. Our annual cash dividend payout increased for the 46th consecutive year to $0.84 per share in 2017, an increase of $0.03 per share over 2016.
In 2016, dividend payments used $14.3 million, the purchases of our common stock per our authorized repurchase program used $12.8 million and the payment of Long-Term Debt used $3.5 million. These cash ouflows were partially offset by proceeds resulting from the incurrence of Long-Term Debt of $15.0 million, the issuance of Common Stock of $5.3 million and the excess tax benefit on stock plans of $0.7 million.
In 2015, the purchase of our common stock per our authorized repurchase program used $46.0 million, dividend payments used $14.5 million and the payment of Long-Term Debt used $3.4 million, partially offset by proceeds from the issuance of Common Stock of $1.7 million and the excess benefit on stock plans of $0.9 million.
On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. At December 31, 2017, there were 1,393,965 remaining shares authorized for repurchase.

There were no shares repurchased in 2017 in the open market, 246,474 shares repurchased in 2016 and 764,046 shares repurchased during 2015, at average repurchase prices of $51.78 during 2016 and $60.20 during 2015. Our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.
Indebtedness – In order to finance the acquisition of the IPC Group, on April 4, 2017, the Company and certain of our foreign subsidiaries entered into a Credit Agreement (the “2017 Credit Agreement”) with JPMorgan, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Wells Fargo, National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents, and the lenders (including JPMorgan) from time to time party thereto.
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
For further details regarding our indebtedness, see Note 9 to the Consolidated Financial Statements.

Contractual Obligations – Our contractual obligations as of December 31, 2017, are summarized by period due in the following table (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt(1)	$380,000	$5,000	$16,250	$58,750	$300,000
Interest payments on long-term debt(1)	132,744	19,587	38,549	36,217	38,391
Capital leases	3,279	1,609	1,540	130	—
Interest payments on capital leases	300	187	111	2	—
Retirement benefit plans(2)	1,239	1,239	—	—	—
Deferred compensation arrangements(3)	6,257	1,356	1,894	721	2,286
Operating leases(4)	36,931	14,083	15,261	4,991	2,596
Purchase obligations(5)	57,848	57,848	—	—	—
Other(6)	11,410	11,410	—	—	—
Total contractual obligations	$630,008	$112,319	$73,605	$100,811	$343,273
(1)Long-term debt represents borrowings through our Senior Notes due 2025 and the 2017 Credit Agreement with JPMorgan. Interest on the Senior Notes will accrue at the rate of 5.625% per annum and will be payable semiannually in cash on each May 1 and November 1, commencing on November 1, 2017. Repayment of the principal amount of the Senior Notes is due upon expiration of the agreement in 2025. Interest payments on our 2017 Credit Agreement with JPMorgan were calculated using the December 31, 2017 30-day LIBOR rate plus a spread.
(2)Our retirement benefit plans, as described in Note 13 to the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Our plan obligations totaled $12.0 million as of December 31, 2017. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our 2018 expected contribution in the contractual obligations table.
(3)The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $6.3 million as of December 31, 2017. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant distribution elections.
(4)Operating lease commitments consist primarily of office and warehouse facilities, vehicles and office equipment as discussed in Note 15 to the Consolidated Financial Statements.
(5)Purchase obligations include all known open purchase orders, contractual purchase commitments and contractual obligations as of December 31, 2017.
(6)Other obligations include residual value guarantees as discussed in Note 15 to the Consolidated Financial Statements.

Total contractual obligations exclude our gross unrecognized tax benefits of $2.2 million and accrued interest and penalties of $0.5 million as of December 31, 2017. We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 16 to the Consolidated Financial Statements.
Newly Issued Accounting Guidance
Revenues from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will replace all existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).
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
We have completed the process of evaluating the effect of the adoption of this ASU on our financial statements and related disclosures. We adopted the new standard effective January 1, 2018, using the modified retrospective approach. We will expand our consolidated financial statement disclosures in order to comply with the ASU. The new standard requires a change in the presentation of our sales return reserve on the balance sheet, which we currently record net. The new standard also requires us to record a refund liability and a corresponding asset for our right to recover products from customers upon settling the refund liability to account for the transfer of products with a right of return. However, these changes will not have a material impact on our financial condition, results of operations or cash flows, other than additional disclosure requirements.
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

Business Combinations
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
Goodwill
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019, which is our fiscal 2020. Early adoption of the standard is permitted for any interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this guidance to applicable goodwill impairment tests commencing with our annual goodwill impairment analysis in 2017 and it did not have a material impact on our Consolidated Financial Statements.
Compensation – Retirement Benefits
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost (credit) are required to be presented in the income statement separately from the service cost component in nonoperating expenses. In addition, the line items used in the income statement to present the other components of net benefit cost (credit) must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is our fiscal 2018. Companies are required to adopt the ASU retrospectively for the presentation of the service cost component and the other components of net periodic pension and postretirement benefit cost (credit) in the income statement. We adopted the new standard effective January 1, 2018.
We will comply with the requirements of this ASU by reporting the service cost component of net periodic pension and postretirement benefit cost (credit) in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. We will also present the other components of net periodic benefit cost (credit) separate from the service cost component in nonoperating expenses. Based on our analysis of this ASU, we have determined that the impact to our financial statements and related disclosures is immaterial as it relates to the presentation of the service cost component of net periodic pension and postretirement benefit costs. The other components of net periodic benefit cost (credit) will be recorded in Total Other Expense, Net on the Consolidated Statements of Operations. In 2017, we recorded $0.4 million of net periodic benefit credits as it relates to the other components of net periodic pension and postretirement benefit cost (credit) in Selling and Administrative Expense. We will begin presenting these costs in Total Other Expense, Net on a retrospective basis beginning with our fiscal 2018 quarterly and annual filings, along with the related disclosures.

Derivatives and Hedging
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which better aligns accounting rules with a company's risk management activities, better reflects the economic results of hedging in financial statements and simplifies hedge accounting treatment. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which is our fiscal 2019. We are currently evaluating the impact that this standard is expected to have on our consolidated financial statements and related disclosures.
No other new accounting pronouncements issued but not yet effective have had, or are expected to have, a material impact on our results of operations or financial position.
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
Allowance for Doubtful Accounts – We record a reserve for accounts receivable that are potentially uncollectible. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Our reserves are also based on amounts determined by using percentages applied to trade receivables. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Bad debt write-offs as a percentage of Net Sales were approximately 0.1% in 2017, 0.1% in 2016 and 0.2% in 2015. As of December 31, 2017, we had $3.2 million reserved against Accounts Receivable for doubtful accounts and sales returns.

Inventory Reserves – We value our inventory at the lower of the cost of inventory or net realizable value through the establishment of a reserve for excess, slow moving and obsolete inventory. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed by comparing our inventory levels to our projected demand requirements based on historical demand, market conditions and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there are significant declines in demand for certain products. This reserve creates a new cost basis for these products and is considered permanent. As of December 31, 2017, we had $4.1 million reserved against Inventories.
Goodwill – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is allocated to our reporting units at the time of the acquisition. We analyze Goodwill on an annual basis and when an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.
We performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The qualitative test is used as an indicator to identify if there is potential goodwill impairment. If the qualitative test indicates there may be an impairment, the quantitative test is performed which measures the amount of the goodwill impairment, if any. We perform our goodwill impairment analysis as of year end or when an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying amount, and use our judgment to develop assumptions for the discounted cash flow model that we use, if necessary. Management assumptions include forecasting revenues and margins, estimating capital expenditures, depreciation, amortization and discount rates.
If our goodwill impairment testing resulted in one or more of our reporting units’ carrying amount exceeding its fair value, we would write down our reporting units’ carrying amount to its fair value and would record an impairment charge in our results of operations in the period such determination is made. Subsequent reversal of goodwill impairment charges is not permitted. We performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, based upon our analysis, no qualitative indicators of impairment exist at December 31, 2017. We had Goodwill of $186.0 million as of December 31, 2017.
Warranty Reserves – We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to net sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty expense as a percentage of Net Sales was 1.2% in 2017, 1.5% in 2016 and 1.4% in 2015. As of December 31, 2017, we had $12.7 million reserved for future estimated warranty costs.

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
Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our Consolidated Statements of Operations. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2017, a valuation allowance of $9.7 million was recorded against foreign tax loss carryforwards, foreign tax credit carryforwards and state credit carryforwards.
Cautionary Factors Relevant to Forward-Looking Information
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contain certain statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include:

•	Ability to effectively manage organizational changes.

•	Ability to attract, retain and develop key personnel and create effective succession planning strategies.

•	Competition in our business.

•	Fluctuations in the cost, quality or availability of raw materials and purchased components.

•	Ability to successfully upgrade and evolve our information technology systems.

•	Ability to develop and commercialize new innovative products and services.

•	Ability to integrate acquisitions, including IPC.

•	Ability to generate sufficient cash to satisfy our debt obligations.

•	Geopolitical and economic uncertainty throughout the world.

•	Ability to successfully protect our information technology systems from cyber security risks.

•	Occurrence of a significant business interruption.

•	Ability to comply with laws and regulations.

•	Potential disruption of our business from actions of activist investors or others.

•	Relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally.

•	Unforeseen product liability claims or product quality issues.

•	Internal control over financial reporting risks resulting from our acquisition of IPC.
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
During 2017, we experienced inflation on our raw materials and other purchased component costs. We continue to focus on mitigating the risk of future raw material or other product component cost increases through supplier negotiations, ongoing optimization of our supply chain, the continuation of cost reduction actions and product pricing. The success of these efforts will depend upon our ability to leverage our commodity spend in the current global economic environment. If the commodity prices increase significantly and we are not able to offset the increases with higher selling prices, our results may continue to be unfavorably impacted in 2018.

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
These contracts are carried at fair value and have maturities between one and 12 months. The gains and losses on these contracts generally approximate changes in the value of the related assets, liabilities or forecasted transactions. Some of the derivative instruments we enter into do not meet the criteria for cash flow hedge accounting treatment; therefore, changes in fair value are recorded in Foreign Currency Transaction Losses on our Consolidated Statements of Operations.
We also use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. During the second quarter of 2017, we entered into Euro to U.S. dollar foreign exchange cross currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We entered into these foreign exchange cross currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan and accordingly, they are not speculative in nature. We designated these cross currency swaps as cash flow hedges. The scheduled maturity and principal payment of the loan and related swaps are due in April 2022.
For further information regarding our foreign currency derivatives and hedging programs, see Note 11 to the Consolidated Financial Statements.

The average contracted rate and notional amounts of the foreign currency derivative instruments outstanding at December 31, 2017, presented in U.S. dollar equivalents are as follows (dollars in thousands, except average contracted rate):

	Notional Amount	Average Contracted Rate	Maximum Term (Months)
Derivatives designated as hedging instrument:
Foreign currency option contracts:
Canadian dollar	$8,619	1.301	12
Foreign currency forward contracts:
Euro	207,076	1.168	51
Canadian dollar	2,928	1.264	3
Derivatives not designated as hedging instruments:
Foreign currency forward contracts:
Australian dollar	$3,061	1.287	6
Brazilian real	4,862	3.329	1
Canadian dollar	6,612	1.263	8
Euro	38,068	0.831	11
Mexican peso	8,255	20.312	8
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

ITEM 8 – Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and board of directors
Tennant Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and the financial statement schedule as included in Item 15.A.2 (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired IPC Group during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, IPC Group’s internal control over financial reporting associated with total assets of $509 million and total revenues of $174 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of IPC Group.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company's auditor since 1954.
Minneapolis, Minnesota
February 27, 2018

Consolidated Statements of Operations
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

Years ended December 31	2017	2016	2015
Net Sales	$1,003,066	$808,572	$811,799
Cost of Sales	598,645	456,977	462,739
Gross Profit	404,421	351,595	349,060
Operating Expense:
Research and Development Expense	32,013	34,738	32,415
Selling and Administrative Expense	345,364	248,210	252,270
Impairment of Long-Lived Assets	—	—	11,199
Loss on Sale of Business	—	149	—
Total Operating Expense	377,377	283,097	295,884
Profit from Operations	27,044	68,498	53,176
Other Income (Expense):
Interest Income	2,405	330	172
Interest Expense	(25,394)	(1,279)	(1,313)
Net Foreign Currency Transaction Losses	(3,387)	(392)	(954)
Other Expense, Net	(1,960)	(666)	(657)
Total Other Expense, Net	(28,336)	(2,007)	(2,752)
(Loss) Profit Before Income Taxes	(1,292)	66,491	50,424
Income Tax Expense	4,913	19,877	18,336
Net (Loss) Earnings Including Noncontrolling Interest	(6,205)	46,614	32,088
Net Loss Attributable to Noncontrolling Interest	(10)	—	—
Net (Loss) Earnings Attributable to Tennant Company	$(6,195)	$46,614	$32,088

Net (Loss) Earnings Attributable to Tennant Company per Share:
Basic	$(0.35)	$2.66	$1.78
Diluted	$(0.35)	$2.59	$1.74

Weighted Average Shares Outstanding:
Basic	17,695,390	17,523,267	18,015,151
Diluted	17,695,390	17,976,183	18,493,447

Cash Dividends Declared per Common Share	$0.84	$0.81	$0.80
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
TENNANT COMPANY AND SUBSIDIARIES
(In thousands)

Years ended December 31	2017	2016	2015
Net (Loss) Earnings Including Noncontrolling Interest	$(6,205)	$46,614	$32,088
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	28,356	109	(12,520)
Pension and retiree medical benefits	5,868	(2,248)	4,121
Cash flow hedge	(7,731)	(305)	164
Income Taxes:
Foreign currency translation adjustments	310	32	25
Pension and retiree medical benefits	(2,087)	504	(1,265)
Cash flow hedge	2,884	114	(61)
Total Other Comprehensive Income (Loss), net of tax	27,600	(1,794)	(9,536)
Total Comprehensive Income Including Noncontrolling Interest	21,395	44,820	22,552
Comprehensive Loss Attributable to Noncontrolling Interest	(10)	—	—
Comprehensive Income Attributable to Tennant Company	$21,405	$44,820	$22,552
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

December 31	2017	2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$58,398	$58,033
Restricted Cash	653	517
Receivables:
Trade, less Allowances of $3,241 and $3,108, respectively	203,280	145,299
Other	6,236	3,835
Net Receivables	209,516	149,134
Inventories	127,694	78,622
Prepaid Expenses	19,351	9,204
Other Current Assets	7,503	2,412
Total Current Assets	423,115	297,922
Property, Plant and Equipment	382,768	298,500
Accumulated Depreciation	(202,750)	(186,403)
Property, Plant and Equipment, Net	180,018	112,097
Deferred Income Taxes	11,134	13,439
Goodwill	186,044	21,065
Intangible Assets, Net	172,347	6,460
Other Assets	21,319	19,054
Total Assets	$993,977	$470,037
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$30,883	$3,459
Accounts Payable	96,082	47,408
Employee Compensation and Benefits	37,257	35,997
Income Taxes Payable	2,838	2,348
Other Current Liabilities	69,447	43,617
Total Current Liabilities	236,507	132,829
Long-Term Liabilities:
Long-Term Debt	345,956	32,735
Employee-Related Benefits	23,867	21,134
Deferred Income Taxes	53,225	171
Other Liabilities	35,948	4,625
Total Long-Term Liabilities	458,996	58,665
Total Liabilities	695,503	191,494
Commitments and Contingencies (Note 15)
Equity:
Common Stock, $0.375 par value per share, 60,000,000 shares authorized; 17,881,177 and 17,688,350 issued and outstanding, respectively	6,705	6,633
Additional Paid-In Capital	15,089	3,653
Retained Earnings	297,032	318,180
Accumulated Other Comprehensive Loss	(22,323)	(49,923)
Total Tennant Company Shareholders' Equity	296,503	278,543
Noncontrolling Interest	1,971	—
Total Equity	298,474	278,543
Total Liabilities and Total Equity	$993,977	$470,037
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES
(In thousands)

Years ended December 31	2017	2016	2015
OPERATING ACTIVITIES
Net (Loss) Earnings Including Noncontrolling Interest	$(6,205)	$46,614	$32,088
Adjustments to Reconcile Net (Loss) Earnings to Net Cash Provided by Operating Activities:
Depreciation	26,199	17,891	16,550
Amortization of Intangible Assets	17,054	409	1,481
Amortization of Debt Issuance Costs	1,779	—	—
Debt Issuance Cost Charges Related to Short-Term Financing	6,200	—	—
Fair Value Step-Up Adjustment to Acquired Inventory	7,245	—	—
Impairment of Long-Lived Assets	—	—	11,199
Deferred Income Taxes	(6,095)	(1,172)	(1,129)
Share-Based Compensation Expense	5,891	3,875	8,222
Allowance for Doubtful Accounts and Returns	1,602	468	1,089
Loss on Sale of Business	—	149	—
Other, Net	364	(345)	(100)
Changes in Operating Assets and Liabilities, Net of Assets Acquired:
Receivables, Net	(14,381)	(9,278)	4,547
Inventories	(2,898)	23	(10,190)
Accounts Payable	10,849	(3,904)	(10,455)
Employee Compensation and Benefits	(7,780)	124	716
Other Current Liabilities	14,560	(185)	(402)
Income Taxes	285	5,427	(4,283)
Other Assets and Liabilities	(495)	(2,218)	(4,101)
Net Cash Provided by Operating Activities	54,174	57,878	45,232
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(20,437)	(26,526)	(24,780)
Proceeds from Disposals of Property, Plant and Equipment	2,511	615	336
Proceeds from Principal Payments Received on Long-Term Note Receivable	667	—	—
Issuance of Long-Term Note Receivable	(1,500)	(2,000)	—
Acquisitions of Businesses, Net of Cash Acquired	(354,073)	(12,933)	—
Purchase of Intangible Asset	(2,500)	—	—
Proceeds from Sale of Business	—	285	1,185
(Increase) Decrease in Restricted Cash	(92)	116	(322)
Net Cash Used in Investing Activities	(375,424)	(40,443)	(23,581)
FINANCING ACTIVITIES
Proceeds from Short-Term Debt	303,000	—	—
Repayments of Short-Term Debt	(303,000)	—	—
Proceeds from Issuance of Long-Term Debt	440,000	15,000	—
Payments of Long-Term Debt	(96,248)	(3,460)	(3,445)
Payments of Debt Issuance Costs	(16,482)	—	—
Change in Capital Lease Obligations	311	—	—
Purchases of Common Stock	—	(12,762)	(45,998)
Proceeds from Issuances of Common Stock	6,875	5,271	1,677
Excess Tax Benefit on Stock Plans	—	686	859
Purchase of Noncontrolling Owner Interest	(30)	—	—
Dividends Paid	(14,953)	(14,293)	(14,498)
Net Cash Provided by (Used in) Financing Activities	319,473	(9,558)	(61,405)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,142	(1,144)	(1,908)
NET INCREASE IN CASH AND CASH EQUIVALENTS	365	6,733	(41,662)
Cash and Cash Equivalents at Beginning of Year	58,033	51,300	92,962
CASH AND CASH EQUIVALENTS AT END OF YEAR	$58,398	$58,033	$51,300

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Income Taxes	$13,542	$14,172	$23,421
Interest	$14,228	$1,135	$1,167
Supplemental Non-Cash Investing and Financing Activities:
Long-Term Note Receivable from Sale of Business	$—	$5,489	$—
Capital Expenditures in Accounts Payable	$2,167	$2,045	$1,830
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2014	18,415,047	$6,906	$26,247	$286,091	$(38,593)	$280,651	$—	$280,651
Net Earnings	—	—	—	32,088	—	32,088	—	32,088
Other Comprehensive Loss	—	—	—	—	(9,536)	(9,536)	—	(9,536)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 23,160 shares	93,380	35	384	—	—	419	—	419
Share-Based Compensation	—	—	8,222	—	—	8,222	—	8,222
Dividends paid $0.80 per Common Share	—	—	—	(14,498)	—	(14,498)	—	(14,498)
Tax Benefit on Stock Plans	—	—	859	—	—	859	—	859
Purchases of Common Stock	(764,046)	(287)	(35,712)	(9,999)	—	(45,998)	—	(45,998)
Balance, December 31, 2015	17,744,381	$6,654	$—	$293,682	$(48,129)	$252,207	$—	$252,207
Net Earnings	—	—	—	46,614	—	46,614	—	46,614
Other Comprehensive Loss	—	—	—	—	(1,794)	(1,794)	—	(1,794)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 23,113 shares	190,443	71	3,939	—	—	4,010	—	4,010
Share-Based Compensation	—	—	3,875	—	—	3,875	—	3,875
Dividends paid $0.81 per Common Share	—	—	—	(14,293)	—	(14,293)	—	(14,293)
Tax Benefit on Stock Plans	—	—	686	—	—	686	—	686
Purchases of Common Stock	(246,474)	(92)	(4,847)	(7,823)	—	(12,762)	—	(12,762)
Balance, December 31, 2016	17,688,350	$6,633	$3,653	$318,180	$(49,923)	$278,543	$—	$278,543
Net Loss	—	—	—	(6,195)	—	(6,195)	(10)	(6,205)
Other Comprehensive Income	—	—	—	—	27,600	27,600	—	27,600
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 16,990 shares	192,827	72	5,545	—	—	5,617	—	5,617
Share-Based Compensation	—	—	5,891	—	—	5,891	—	5,891
Dividends paid $0.84 per Common Share	—	—	—	(14,953)	—	(14,953)	—	(14,953)
Recognition of Noncontrolling Interests	—	—	—	—	—	—	2,028	2,028
Purchase of Noncontrolling Shareholder Interest	—	—	—	—	—	—	(30)	(30)
Other	—	—	—	—	—	—	(17)	(17)
Balance, December 31, 2017	17,881,177	$6,705	$15,089	$297,032	$(22,323)	$296,503	$1,971	$298,474
See accompanying Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

1.	Summary of Significant Accounting Policies
Nature of Operations – Tennant Company is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, significantly reduce environmental impact and help create a cleaner, safer, healthier world. Tennant offers products and solutions consisting of mechanized cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, specialty surface coatings, and business solutions such as financing, rental and leasing programs, and machine-to-machine asset management solutions. Tennant products are used in many types of environments including: Retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. Customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
In April 2017, the Company completed its acquisition of the IPC Group business. IPC manufactures a complete range of commercial cleaning products including mechanized cleaning equipment, wet & dry vacuum cleaners, cleaning tools & carts and high pressure washers. These products are sold into similar vertical market applications as those listed above, but also into office cleaning and hospitality vertical markets through a global direct sales and service organization and network of distributors. IPC markets products and services under the following valued brands: IPC, Gansow, Vaclensa, Portotecnica, Soteco and private-label brands.
Consolidation – The Consolidated Financial Statements include the accounts of Tennant Company and its subsidiaries. All intercompany transactions and balances have been eliminated. In these Notes to the Consolidated Financial Statements, Tennant Company is referred to as “Tennant,” “we,” “us,” or “our.”
Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of Accumulated Other Comprehensive Loss. The balance of cumulative foreign currency translation adjustments recorded within Accumulated Other Comprehensive Loss as of December 31, 2017, 2016 and 2015 was a net loss of $15,778, $44,444 and $44,585, respectively. The majority of translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Net Foreign Currency Transaction Losses are included in Other Income (Expense).
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
Restricted Cash – We have a total of $653 as of December 31, 2017 that serves as collateral backing certain bank guarantees and is therefore restricted. This money is invested in time deposits.
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
Inventories – Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (“FIFO”) basis except for Inventories in North America, which are determined on a last-in, first-out (“LIFO”) basis.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Equity Method Investment – Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in Other Assets on the Consolidated Balance Sheets. Under this method of accounting, our share of the net earnings or losses of the investee are presented as a component of Other Expense, Net on the Consolidated Statements of Operations. The detail regarding our equity method investment in i-team North America B.V., a joint venture that operates as the distributor of the i-mop in North America, are further described in Note 3.
Goodwill – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. We analyze Goodwill on an annual basis as of year end and when an event occurs or circumstances change that may reduce the fair value of one of our reporting units below its carrying amount. A goodwill impairment occurs if the carrying amount of a reporting unit exceeds its fair value. In assessing the recoverability of Goodwill, we use an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test.
Intangible Assets – Intangible Assets consist of definite lived customer lists, trade names and technology. Generally, intangible assets classified as trade names are amortized on a straight-line basis and intangible assets classified as customer lists or technology are amortized using an accelerated method of amortization.
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
Assets held for sale are measured at the lower of their carrying value or fair value less costs to sell. Upon retirement or disposition, the asset cost and related accumulated depreciation or amortization are removed from the accounts and a gain or loss is recognized based on the difference between the fair value of proceeds received and carrying value of the assets held for sale. In fiscal 2015, we adopted a plan to sell assets and liabilities of our Green Machines™ outdoor city cleaning line as a result of determining that the product line does not sufficiently complement our core business. The long-lived assets involved were tested for recoverability in 2015; accordingly, a pre-tax impairment loss of $11,199 was recognized, which represents the amount by which the carrying values of the assets exceeded their fair value less costs to sell. The impairment charge is included in the caption "Impairment of Long-Lived Assets" in the accompanying Consolidated Statements of Operations.
Purchase of Common Stock – We repurchase our Common Stock under 2016 and 2015 repurchase programs authorized by our Board of Directors. These programs allow us to repurchase up to an aggregate of 1,393,965 shares of our Common Stock. Upon repurchase, the par value is charged to Common Stock and the remaining purchase price is charged to Additional Paid-in Capital. If the amount of the remaining purchase price causes the Additional Paid-in Capital account to be in a debit position, this amount is then reclassified to Retained Earnings. Common Stock repurchased is included in shares authorized but is not included in shares outstanding.
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
Debt Issuance Costs – We record all applicable debt issuance costs related to a recognized debt liability in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability, if not a line-of-credit arrangement. All debt issuance costs related to line-of-credit arrangements are recorded as part of Other Assets in the Consolidated Balance Sheets and subsequently amortized over the term of the line-of-credit arrangement. We amortize our debt issuance costs using the effective interest method over the term of the debt instrument or line-of-credit arrangement. Amortization of these costs is included as part of Interest Expense in the Consolidated Statements of Operations.
Environmental – We record a liability for environmental clean-up on an undiscounted basis when a loss is probable and can be reasonably estimated.
Pension and Profit Sharing Plans – Substantially all U.S. employees are covered by various retirement benefit plans, including postretirement medical plans and defined contribution savings plans. Pension plan costs are accrued based on actuarial estimates with the required pension cost funded annually, as needed. No new participants have entered the defined benefit pension plan since 2000. For further details regarding our pension and profit sharing plans, see Note 13.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

We account for our foreign currency hedging instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Gains and losses from foreign exchange forward contracts that hedge certain balance sheet positions are recorded each period to Net Foreign Currency Transaction Losses in our Consolidated Statements of Operations. Foreign exchange option contracts or forward contracts hedging forecasted foreign currency revenue are designated as cash flow hedges under accounting for derivative instruments and hedging activities, with gains and losses recorded each period to Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to Net Sales. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from Accumulated Other Comprehensive Loss to Net Foreign Currency Transaction Losses in our Consolidated Statements of Operations at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in Net Foreign Currency Transaction Losses in our Consolidated Statements of Operations. See Note 11 for additional information regarding our hedging activities.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will replace all existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. We adopted the new standard effective January 1, 2018. The adoption of this ASU did not have a material impact on our financial condition, results of operations or cash flows, other than additional disclosure requirements.
Share-based Compensation – We account for employee share-based compensation using the fair value based method. Our share-based compensation plans are more fully described in Note 17 of the Consolidated Financial Statements.
Research and Development – Research and development costs are expensed as incurred.
Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, e-mail marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2017, 2016 and 2015 such activities amounted to $8,228, $7,269 and $7,418, respectively.
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
Earnings per Share – Basic (loss) earnings per share is computed by dividing Net (Loss) Earnings Attributable to Tennant Company by the Weighted Average Shares Outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive stock options, performance shares, restricted shares and restricted stock units. These conversions are not included in our computation of diluted earnings per share if we have a net loss attributable to Tennant Company in a reporting period, as the effects are anti-dilutive.
New Accounting Pronouncements – In accordance with ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, we present excess tax benefits along with other income tax cash flows on the Consolidated Statements of Cash Flows as an operating activity rather than, as previously required, a financing activity. For further details regarding the implementation of this ASU and the impact on our financial statements, see Note 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

2.	Newly Adopted Accounting Pronouncements
On March 30, 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation–Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities and classification on the Consolidated Statements of Cash Flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the company present excess tax benefits along with other income tax cash flows on the Consolidated Statements of Cash Flows as an operating activity rather than, as previously required, a financing activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016.
We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis where permitted by the new standard. As a result of this adoption:

•
In 2017, we recognized discrete tax benefits of $1,168 in the Income Tax Expense line item of our Consolidated Statements of Operations related to excess tax benefits upon vesting or settlement in that period.

•
We elected to adopt the cash flow presentation of the excess tax benefits prospectively where the tax benefits are classified along with other income tax cash flows as operating cash flows in 2017. Our 2016 and 2015 excess tax benefits are recognized as financing cash flows. However, other income tax cash flows are classified as operating cash flows.

•
We have elected to account for forfeitures as they occur, rather than electing to estimate the number of share-based awards expected to vest to determine the amount of compensation cost to be recognized in each period. The difference of such change is immaterial.

3.	Investment in Joint Venture
On February 13, 2017, the company, through a Dutch subsidiary, and i-team Global, a Future Cleaning Technologies, B.V. company headquartered in The Netherlands, announced the January 1, 2017 formation of i-team North America B.V., a joint venture that will operate as the distributor of the i-mop in North America. We began selling and servicing the i-mop in the second quarter of 2017. We own a 50% ownership interest in the joint venture, which is accounted for under the equity method of accounting, with our proportionate share of income or loss presented as a component of Other Expense, Net on the Consolidated Statements of Operations. In 2017, this amount is immaterial.
As of December 31, 2017, the carrying value of the company's investment in the joint venture was $75. In March 2017, we issued a $1,500 loan to the joint venture and, as a result, recorded a long-term note receivable in Other Assets on the Consolidated Balance Sheets.

4.	Management Actions
During the first quarter of 2017, we implemented a restructuring action to better align our global resources and expense structure with a lower growth global economic environment. The pre-tax charge of $8,018, including other associated costs of $961, consisted primarily of severance and was included within Selling and Administrative Expense in the Consolidated Statements of Operations. The charge impacted our Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC") operating segments. We believe the anticipated savings will offset the pre-tax charge in approximately one year from the date of the action. We do not expect additional costs will be incurred related to this restructuring action.
During the fourth quarter of 2017, we implemented a restructuring action primarily driven by integration actions related to our acquisition of IP Cleaning S.p.A and its subsidiaries ("IPC Group"). See Note 5 for further details regarding our acquisition of the IPC Group. The restructuring action consisted primarily of severance and includes reductions in overall staffing to streamline and right-size the organization to support anticipated business requirements. The pre-tax charge of $2,501 was included within Selling and Administrative Expense in the Consolidated Statements of Operations. The charge impacted our Americas, EMEA and APAC operating segments. We believe the anticipated savings will offset the pre-tax charge in approximately one year from the date of the action. We do not expect additional costs will be incurred related to this restructuring action.
A reconciliation to the ending liability balance of severance and related costs as of December 31, 2017 is as follows:

Severance and Related Costs
2017 restructuring actions	$9,558
Cash payments	(6,312)
Foreign currency adjustments	190
December 31, 2017 Balance	$3,436

5.	Acquisitions
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

ASSETS
Receivables	$39,984
Inventories	46,442
Other Current Assets	5,314
Assets Held for Sale	2,247
Property, Plant and Equipment	63,890
Intangible Assets Subject to Amortization:
Trade Name	26,753
Customer Lists	123,061
Technology	9,631
Other Assets	8,261
Total Identifiable Assets Acquired	325,583
LIABILITIES
Accounts Payable	32,227
Accrued Expenses	15,611
Deferred Income Taxes	60,433
Other Liabilities	9,360
Total Identifiable Liabilities Assumed	117,631
Net Identifiable Assets Acquired	207,952
Noncontrolling Interest	(2,028)
Goodwill	147,845
Total Estimated Purchase Price, net of Cash Acquired	$353,769
The acquired assets, liabilities and operating results have been included in our Consolidated Financial Statements from the date of acquisition. During 2017, we included net sales of $174,444 and a net loss of $14,483 from IPC Group in our Consolidated Statements of Operations. The net loss includes a fair value adjustment, net of tax, of $5,237 to the acquired inventory of IPC Group. In addition, costs of $10,408, net of tax, associated with the acquisition of the IPC Group were expensed as incurred in the 2017 Consolidated Statement of Operations. The preliminary gross amount of the accounts receivable acquired is $44,654, of which $4,670 is expected to be uncollectible.
The fair value measurements were final at December 31, 2017, with the exception of the fair value of accounts receivable, inventory excess and obsolescence reserves, intangible assets subject to amortization, goodwill, warranty, income tax payable and deferred income taxes. We expect the fair value measurement process to be completed no later than one year from the acquisition date.
Goodwill was calculated as the difference between the acquisition date fair value of the total purchase price consideration and the fair value of the net identifiable assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. This resulted in an estimated purchase price in excess of the fair value of identifiable net assets acquired.
The estimated purchase price also included the fair value of other assets that were not identifiable and not separately recognizable under accounting rules (e.g., assembled workforce) or these assets were of immaterial value. In addition, there is a going concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. Based on preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $147,845 to goodwill for the expected synergies from combining IPC Group with our existing business. None of the goodwill is expected to be deductible for income tax purposes. The assignment of goodwill to reporting units is not complete, pending finalization of the valuation measurements.
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
The preliminary fair value of the acquired intangible assets is $159,445. The expected lives of the acquired amortizable intangible assets are approximately 15 years for customer lists, 10 years for trade names and 10 years for technology. Trade names are being amortized on a straight-line basis while the customer lists and technology are being amortized on an accelerated basis. We recorded amortization expense of $15,746 in Selling and Administrative Expense on our Consolidated Statements of Operations for these acquired intangible assets in 2017.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following unaudited pro forma financial information presents the combined results of operations of Tennant Company as if the acquisition of IPC Group had occurred as of January 1, 2016:

Years ended December 31	2017	2016
Net Sales
Pro forma	$1,057,127	$1,013,710
As reported	1,003,066	808,572

Net Earnings (Loss) Attributable to Tennant Company
Pro forma	$12,288	$30,412
As reported	(6,195)	46,614

Net Earnings (Loss) Attributable to Tennant Company per Diluted Share
Pro forma	$0.68	$1.69
As reported	(0.35)	2.59
The unaudited pro forma financial information is presented for informational purposes only. It is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of each year, nor does it attempt to project the future results of operations of the combined company.
The unaudited pro forma financial information above gives effect to the following:

•	Incremental depreciation expense related to the estimated fair value of the property, plant and equipment from the preliminary purchase price allocation.

•	Exclusion of the purchase accounting impact of the $7,245 inventory step-up reported in 2017 Cost of Sales on our Consolidated Statements of Operations related to the sale of acquired inventory.

•	Incremental interest expense related to additional debt used to finance the acquisition.

•	Exclusion of non-recurring acquisition-related transaction and financing costs.

•	Pro forma adjustments tax affected based on the jurisdiction where the costs were incurred.
Other Acquisitions
On July 28, 2016, pursuant to an asset purchase agreement and real estate purchase agreement with Crawford Laboratories, Inc. and affiliates thereof ("Sellers"), we acquired selected assets and liabilities of the Seller's commercial floor coatings business, including the Florock® Polymer Flooring brand ("Florock"). Florock manufactures commercial floor coatings systems in Chicago, IL. The purchase price was $11,843, including working capital and other adjustments, and is comprised of $10,965 paid at closing, with the remaining $878 paid in two installments. We paid the first installment of $575 in 2016. The remaining amount was paid during the 2017 first quarter.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The components of the final purchase price of the Florock and Dofesa acquisitions, as described above, have been allocated as follows:

Current Assets	$5,949
Property, Plant and Equipment, net	4,112
Identified Intangible Assets	6,055
Goodwill	1,739
Other Assets	7
Total Assets Acquired	17,862
Current Liabilities	4,764
Other Liabilities	53
Total Liabilities Assumed	4,817
Net Assets Acquired	$13,045

6.	Inventories
Inventories as of December 31, consisted of the following:

	2017	2016
Inventories carried at LIFO:
Finished goods	$43,439	$39,142
Raw materials, production parts and work-in-process	23,694	23,980
LIFO reserve	(28,429)	(28,190)
Total LIFO inventories	$38,704	$34,932

Inventories carried at FIFO:
Finished goods	$54,161	$31,044
Raw materials, production parts and work-in-process	34,829	12,646
Total FIFO inventories	$88,990	$43,690
Total inventories	$127,694	$78,622
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

7.	Property, Plant and Equipment
Property, Plant and Equipment and related Accumulated Depreciation, including equipment under capital leases, as of December 31, consisted of the following:

	2017	2016
Property, Plant and Equipment:
Land	$18,152	$6,328
Buildings and improvements	96,230	58,577
Machinery and manufacturing equipment	151,645	116,221
Office equipment	107,312	89,838
Work in progress	9,429	27,536
Total Property, Plant and Equipment	382,768	298,500
Less: Accumulated Depreciation	(202,750)	(186,403)
Property, Plant and Equipment, Net	$180,018	$112,097
Depreciation expense was $26,199 in 2017, $17,891 in 2016 and $16,550 in 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

8.	Goodwill and Intangible Assets
For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America, Latin America, Coatings, EMEA and APAC. As of December 31, 2017, 2016 and 2015, we performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. Based on our analysis of qualitative factors, we determined that it was not necessary to perform the quantitative goodwill impairment test for any of our reporting units.
The changes in the carrying amount of Goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2015	$60,447	$(43,644)	$16,803
Additions	3,787	—	3,787
Foreign currency fluctuations	(5,837)	6,312	475
Balance as of December 31, 2016	$58,397	$(37,332)	$21,065
Additions	147,845	—	147,845
Purchase accounting adjustments	(1,865)	—	(1,865)
Foreign currency fluctuations	22,847	(3,848)	18,999
Balance as of December 31, 2017	$227,224	$(41,180)	$186,044
The balances of acquired Intangible Assets, excluding Goodwill, as of December 31, are as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of December 31, 2017
Original cost	$149,355	$31,968	$14,589	$195,912
Accumulated amortization	(17,870)	(2,436)	(3,259)	(23,565)
Carrying amount	$131,485	$29,532	$11,330	$172,347
Weighted-average original life (in years)	15	10	11

Balance as of December 31, 2016
Original cost	$8,016	$2,000	$5,136	$15,152
Accumulated amortization	(5,948)	—	(2,744)	(8,692)
Carrying amount	$2,068	$2,000	$2,392	$6,460
Weighted-average original life (in years)	15	15	13
The additions to Goodwill during 2017 were based on the preliminary purchase price allocation of our acquisition of the IPC Group, as described further in Note 5.
As part of our acquisition of the IPC Group, we acquired customer lists, trade names and technology for a fair value measurement of $159,445. Further details regarding the preliminary purchase price allocation of our acquisition of the IPC Group are described further in Note 5.
As part of the formation of the i-team North America B.V. joint venture, we purchased the distribution rights to sell the i-mop in North America for $2,500. The distribution rights were recorded in intangible assets, net as a customer list on the Consolidated Balance Sheets as of December 31, 2017. The i-mop distribution rights have a useful life of five years. Further details regarding the joint venture are discussed in Note 3.
Amortization expense on Intangible Assets was $17,054, $409 and $1,481 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Estimated aggregate amortization expense based on the current carrying amount of amortizable Intangible Assets for each of the five succeeding years is as follows:

2018	$22,345
2019	21,691
2020	20,198
2021	18,561
2022	16,367
Thereafter	73,185
Total	$172,347

9.	Debt
Credit Facility Borrowings
2017 Credit Agreement
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
In connection with the 2017 Credit Agreement, the company granted the lenders a security interest in substantially all its personal property, and pledged the stock of its domestic subsidiaries and 65% of the stock of its first tier foreign subsidiaries. The obligations under the 2017 Credit Agreement are also guaranteed by certain of the Company’s first tier domestic subsidiaries and those subsidiaries also provided a security interest in their similar personal property.
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
The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the company’s ability to incur indebtedness and liens and merge or consolidate with another entity. The 2017 Credit Agreement also contains financial covenants, requiring us to maintain a ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.25 to 1, as well as requiring us to maintain a ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the year ended December 31, 2017. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net indebtedness to Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. We were in compliance with our financial covenants at December 31, 2017.
We will be required to repay the senior credit agreement with 25% to 50% of our excess cash flow from the preceding fiscal year, as defined in the agreement, unless our net leverage ratio for such preceding fiscal year is less than or equal to 3.00 to 1, which will be first measured using our fiscal year ended December 31, 2018.
Upon entry into the 2017 Credit Agreement, the company repaid $45,000 in outstanding borrowings under our Prior Credit Agreement (as defined below) and terminated the Prior Credit Agreement.
Prior Credit Agreement
On June 30, 2015, we entered into an Amended and Restated Credit Agreement (the "Prior Credit Agreement") that amended and restated the Credit Agreement dated May 5, 2011 between us and JP Morgan Chase Bank, N.A. ("JPMorgan"), as administrative agent and collateral agent, U.S. Bank National Association, as syndication agent, Wells Fargo Bank, National Association, and RBS Citizens, N.A., as co-documentation agents, and the Lenders (including JPMorgan) from time to time party thereto, as amended by Amendment No. 1 dated April 25, 2013.
At December 31, 2016, there were $25,000 in outstanding borrowings under this facility with a weighted average interest rate of 1.64%. Upon entry into the 2017 Credit Agreement, we repaid any outstanding borrowings under the Prior Credit Agreement and terminated the Prior Credit Agreement.
Prudential Shelf Agreement
On July 29, 2009, we entered into a Private Shelf Agreement, as amended (the “Shelf Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and Prudential affiliates from time to time party thereto. The Shelf Agreement provided us and our subsidiaries access to an uncommitted, senior secured, maximum aggregate principal amount of $80,000 of debt capital.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

As of December 31, 2016, there were $11,143 in outstanding borrowings under this facility, consisting of the $4,000 Series A notes issued in March 2011 with a fixed interest rate of 4.00% and a term of seven years, with remaining serial maturities from 2017 to 2018, and the $7,143 Series B notes issued in June 2011 with a fixed interest rate of 4.10% and a term of 10 years, with remaining serial maturities from 2017 to 2021. Upon entry into the 2017 Credit Agreement, we repaid any outstanding borrowings under the Shelf Agreement and terminated the Shelf Agreement.
HSBC Bank (China) Company Limited, Shanghai Branch
On June 20, 2012, we entered into a banking facility with the HSBC Bank (China) Company Limited, Shanghai Branch in the amount of $5,000. As of December 31, 2017, there were no outstanding borrowings on this facility.
Senior Unsecured Notes
On April 18, 2017, we issued and sold $300,000 in aggregate principal amount of our 5.625% Senior Notes due 2025 (the “Notes”), pursuant to an Indenture, dated as of April 18, 2017, among the company, the Guarantors (as defined therein), and Wells Fargo Bank, National Association, a national banking association, as trustee. The Notes are guaranteed by Tennant Coatings, Inc. and Tennant Sales and Service Company (collectively, the “Guarantors”), which are wholly owned subsidiaries of the company. Separate financial information of the Guarantors is presented in Note 22.
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
The Indenture governing the Notes contains covenants that limit, among other things, our ability and the ability of our restricted subsidiary to incur additional indebtedness (including guarantees thereof); incur or create liens on assets securing indebtedness; make certain restricted payments; make certain investments; dispose of certain assets; allow to exist certain restrictions on the ability of the our restricted subsidiaries to pay dividends or make other payments to us; engage in certain transactions with affiliates; and consolidate or merge with or into other companies. If we experience certain kinds of changes of control, we may be required to repurchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. If we makes certain asset sales and do not use the net proceeds for specified purposes, we may be required to offer to repurchase the Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
Registration Rights Agreement
In connection with the issuance and sale of the Notes, the company entered into a Registration Rights Agreement, dated April 18, 2017, among the company, the Guarantors and Goldman, Sachs & Co. and J.P. Morgan Securities LLC (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the company agreed (1) to use its commercially reasonable efforts to consummate an exchange offer to exchange the Notes for new registered notes (the “Exchange Notes”), with terms substantially identical in all material respects with the Notes (except that the Exchange Notes will not contain terms with respect to additional interest, registration rights or transfer restrictions) and (2) if required, to have a shelf registration statement declared effective with respect to resales of the Notes. If the company fails to satisfy certain obligations under the Registration Rights Agreement within 360 days, it will be required to pay additional interest to the holders of the Notes under certain circumstances.
On January 22, 2018, we commenced the exchange offer required by the Registration Rights Agreement. The exchange offer closed on February 23, 2018. We will not incur any additional indebtedness as a result of the exchange offer. As a result, we will not be required to pay additional interest on the Notes.
Capital Lease Obligations
Capital lease obligations outstanding are primarily related to sale-leaseback transactions with third-party leasing companies whereby we sell our manufactured equipment to the leasing company and lease it back. The equipment covered by these leases is rented to our customers over the lease term.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Debt outstanding at December 31, consisted of the following:

	2017	2016
Long-Term Debt:
Senior Unsecured Notes	$300,000	$—
Credit Facility Borrowings	80,000	36,143
Capital Lease Obligations	3,279	51
Total Long-Term Debt	383,279	36,194
Less: Unamortized Debt Issuance Costs	(6,440)	—
Less: Current Maturities of Credit Facility Borrowings, Net of Debt Issuance Costs(1)	(29,413)	(3,459)
Less: Current Maturities of Capital Lease Obligations(1)	(1,470)	—
Long-term portion	$345,956	$32,735

(1)
Current maturities of long-term debt include $30,000 of current maturities, less $587 of unamortized debt issuance costs, under our 2017 Credit Agreement (defined below) and $1,470 of current maturities of capital lease obligations.

As of December 31, 2017, we had outstanding borrowings under our Senior Unsecured Notes of $300,000. We had outstanding borrowings under our 2017 Credit Agreement, totaling $60,000 under our term loan facility and $20,000 under our revolving facility, leaving $180,000 of unused borrowing capacity on our revolving facility. Although we are only required to make a minimum principal payment of $5,000 during 2018, we have both the intent and the ability to pay an additional $25,000 during 2018. As such, we have classified $30,000 as current maturities of long-term debt. In addition, we had stand alone letters of credit and bank guarantees outstanding in the amount of $4,670, leaving approximately $175,330 of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the year ended December 31, 2017 were $570. The overall weighted average cost of debt is approximately 5.1% and, net of a related cross-currency swap instrument, is approximately 4.2%. Further details regarding the cross-currency swap instrument are discussed in Note 11.
The aggregate maturities of our outstanding debt, including capital lease obligations as of December 31, 2017, are as follows:

2018	$6,609
2019	7,868
2020	9,921
2021	12,006
2022	46,875
Thereafter	300,000
Total aggregate maturities	$383,279

10.	Other Current Liabilities
Other Current Liabilities as of December 31, consisted of the following:

	2017	2016
Other Current Liabilities:
Taxes, other than income taxes	$14,760	$7,122
Warranty	12,676	10,960
Deferred revenue	5,815	2,366
Rebates	13,466	11,102
Freight	3,208	4,274
Restructuring	4,267	394
Miscellaneous accrued expenses	10,779	4,385
Other	4,476	3,014
Total Other Current Liabilities	$69,447	$43,617

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The changes in warranty reserves for the three years ended December 31 were as follows:

	2017	2016	2015
Beginning balance	$10,960	$10,093	$9,686
Product warranty provision	12,124	12,413	11,719
Acquired warranty obligations	1,208	42	—
Foreign currency	274	82	(207)
Claims paid	(11,890)	(11,670)	(11,105)
Ending balance	$12,676	$10,960	$10,093

11.	Derivatives
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
We evaluate hedge effectiveness on our hedges that are designated and qualify for hedge accounting at the inception of the hedge prospectively, as well as retrospectively, and record any ineffective portion of the hedging instruments in Net Foreign Currency Transaction Losses on our Consolidated Statements of Operations. The time value of purchased contracts is recorded in Net Foreign Currency Transaction Losses in our Consolidated Statements of Operations.
Our hedging policy establishes maximum limits for each counterparty to mitigate any concentration of risk.
Balance Sheet Hedging
Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction Losses in our Consolidated Statements of Operations. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 31, 2017 and December 31, 2016, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $60,858 and $42,866, respectively.
During the first quarter of 2017, in connection with our acquisition of IPC Group, we entered into a foreign currency option contract not designated as a hedging instrument for a notional amount of €180,000. The option contract has since expired and there were no outstanding foreign currency option contracts not designated as hedging instruments as of December 31, 2017 and December 31, 2016.
Cash Flow Hedging
Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amount of outstanding foreign currency forward contracts designated as cash flow hedges were $2,928 and $2,127 as of December 31, 2017 and December 31, 2016, respectively. The notional amount of outstanding foreign currency option contracts designated as cash flow hedges was $8,619 and $8,522 as of December 31, 2017 and December 31, 2016, respectively.
Foreign Currency Derivatives
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. During the second quarter of 2017, we entered into Euro to U.S. dollar foreign exchange cross currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We entered into these foreign exchange cross currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. We designated these cross currency swaps as cash flow hedges. The hedged cash flows as of December 31, 2017 included €181,200 of total notional value. As of December 31, 2017, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €31,200. The scheduled maturity and principal payment of the loan and related swaps of €150,000 are due in April 2022. There were no cross currency swaps designated as cash flow hedges as of December 31, 2016.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the fair value of these cash flow hedges in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to Net Sales. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from Accumulated Other Comprehensive Loss to Net Foreign Currency Transaction Losses in our Consolidated Statements of Operations at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in Net Foreign Currency Transaction Losses in our Consolidated Statements of Operations.
The fair value of derivative instruments on our Consolidated Balance Sheets as of December 31, consisted of the following:

	2017		2016
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)	$86	$—	$184	$—
Foreign currency forward contracts(1)	7,218	34,961	—	13
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	$442	$425	$12	$162

(1)
Contracts that mature within the next 12 months are included in Other Current Assets and Other Current Liabilities for asset derivatives and liabilities derivatives, respectively, on our Consolidated Balance Sheets. Contracts with maturities greater than 12 months are included in Other Assets and Other Liabilities for asset derivatives and liability derivatives, respectively, in our Consolidated Balance Sheets. Amounts included in our Consolidated Balance Sheets are recorded net where a right of offset exists with the same derivative counterparty.

As of December 31, 2017, we anticipate reclassifying approximately $1,865 of gains from Accumulated Other Comprehensive Loss to net earnings during the next twelve months.
The effect of foreign currency derivative instruments designated as cash flow hedges and foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Earnings for the three years ended December 31 were as follows:

	2017		2016		2015
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in Other Comprehensive Income (Loss), net of tax(1)	$(193)	$(16,226)	$(259)	$(73)	$31	$77
Net (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	(178)	(37)	(148)	7	—	5
Net gain reclassified from Accumulated Other Comprehensive Loss in earnings, net of tax, effective portion to Interest Income	—	1,198	—	—	—	—
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction Losses	—	(12,555)	—	—	—	—
Net (loss) gain recognized in earnings(2)	(13)	10	(11)	2	6	(2)
Derivatives not designated as hedging instruments:
Net (loss) gain recognized in earnings(3)	$—	$(6,161)	$—	$(890)	$—	$4,047

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive Income (Loss).

(2)	Ineffective portion and amount excluded from effectiveness testing classified in Net Foreign Currency Transaction Losses.

(3)	Classified in Net Foreign Currency Transaction Losses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

12.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at December 31, 2017 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$7,660	$—	$7,660	$—
Foreign currency option contracts	86	—	86	—
Total Assets	$7,746	$—	$7,746	$—
Liabilities:
Foreign currency forward exchange contracts	$35,386	$—	$35,386	$—
Total Liabilities	$35,386	$—	$35,386	$—
Our foreign currency forward exchange and option contracts are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our foreign currency forward exchange and option contracts are discussed in Note 11.
The carrying amounts reported in the Consolidated Balance Sheets for Cash and Cash Equivalents, Restricted Cash, Receivables, Other Current Assets, Accounts Payable and Other Current Liabilities approximate fair value due to their short-term nature.
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
Substantially all U.S. employees are covered by various retirement benefit plans, including postretirement medical plans and defined contribution savings plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our plans was $13,253, $12,108 and $12,428 in 2017, 2016 and 2015, respectively.
We had a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) covering certain current and retired employees in the U.S. Pension Plan benefits are based on the years of service and compensation during the highest five consecutive years of service in the final ten years of employment. No new participants have entered the plan since 2000. During 2015, the plan was amended to freeze benefits for all participants effective January 31, 2017. On February 15, 2017, the Board of Directors approved the termination of the U.S. Pension Plan, effective May 15, 2017. Participants who elected an immediate lump sum distribution were paid out in December 2017. Assets for participants who elected or are currently receiving annuity payments and those who have elected to defer their benefits were transferred to the annuity company, Pacific Life, in December 2017. In December 2017, excess assets of $6,305 were transferred from the Tennant Company Pension Trust to the Tennant Company Retirement Savings Plan to deliver future discretionary benefits to plan participants.
We have a U.S. postretirement medical benefit plan (the “U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with us and age upon retirement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Our defined contribution savings plan (“401(k)”) covers substantially all U.S. employees. Under this plan, we match up to 3% of the employee’s annual compensation in cash to be invested per their election. We also make a profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial performance and can be funded in the form of Tennant stock, cash or a combination of both. Expenses for the 401(k) plan were $4,404, $8,359 and $8,098 during 2017, 2016 and 2015, respectively.
We have a U.S. nonqualified supplemental benefit plan (the “U.S. Nonqualified Plan”) to provide additional retirement benefits for certain employees whose benefits under our 401(k) plan or U.S. Pension Plan are limited by either the Employee Retirement Income Security Act or the Internal Revenue Code.
We also have defined benefit pension plans in the United Kingdom and Germany (the “U.K. Pension Plan” and the “German Pension Plan”). The U.K. Pension Plan and German Pension Plan cover certain current and retired employees and both plans are closed to new participants.
We expect to contribute approximately $140 to our U.S. Nonqualified Plan, $771 to our U.S. Retiree Plan, $292 to our U.K. Pension Plan and $36 to our German Pension Plan in 2018. There were no contributions made to the U.S. Pension Plan during 2017.
Weighted-average asset allocations by asset category of the U.K. Pension Plan and the Tennant Company Retirement Savings Plan are as of December 31, 2017 are as follows:

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$6,305	$6,305	$—	$—
Investment Account held by Pension Plan(1)	11,163	—	—	11,163
Total	$17,468	$6,305	$—	$11,163

(1)	This category is comprised of investments in insurance contracts.
Weighted-average asset allocations by asset category of the U.S. and U.K. Pension Plans as of December 31, 2016 are as follows:

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$663	$663	$—	$—
Mutual Funds:
U.S. Large-Cap	9,803	9,803	—	—
U.S. Small-Cap	2,584	2,584	—	—
International Equities	2,244	2,244	—	—
Fixed-Income Domestic	4,564	4,564	—	—
Collective Investment Funds	26,531	—	26,531	—
Investment Account held by Pension Plan(1)	9,562	—	—	9,562
Total	$55,951	$19,858	$26,531	$9,562

(1)	This category is comprised of investments in insurance contracts.
Estimates of the fair value of U.S. and U.K Pension Plan and the Tennant Company Retirement Savings Plan assets are based on the framework established in the accounting guidance for fair value measurements. A brief description of the three levels can be found in Note 12. Equity Securities and Mutual Funds traded in active markets are classified as Level 1. Collective Investment Funds are measured at fair value using quoted market prices. They are classified as Level 2 as they trade in a non-active market for which asset prices are readily available. The Investment Account held by the U.K. Pension Plan invests in insurance contracts for purposes of funding the U.K. Pension Plan and is classified as Level 3. The fair value of the Investment Account is the cash surrender values as determined by the provider which are the amounts the plan would receive if the contracts were cashed out at year end. The underlying assets held by these contracts are primarily invested in assets traded in active markets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

A reconciliation of the beginning and ending balances of the Level 3 investments of our U.K. Pension Plan during the years ended are as follows:

	2017	2016
Fair value at beginning of year	$9,562	$10,691
Purchases, sales, issuances and settlements, net	(535)	7
Net gain	1,190	674
Foreign currency	946	(1,810)
Fair value at end of year	$11,163	$9,562
The primary objective of our U.S. and U.K. Pension Plans is to meet retirement income commitments to plan participants at a reasonable cost to us and to maintain a sound actuarially funded status. This objective is accomplished through growth of capital and safety of funds invested. The pension plans' assets are invested in securities to achieve growth of capital over inflation through appreciation and accumulation and reinvestment of dividend and interest income. Investments are diversified to control risk. The target allocation for the U.S. Pension Plan was 70% debt securities and 30% equity. Equity securities within the U.S. Pension Plan did not include any direct investments in Tennant Company Common Stock. The U.K. Pension Plan is invested in insurance contracts with underlying investments primarily in equity and fixed income securities. Our German Pension Plan is unfunded, which is customary in that country.
Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2017	2016	2017	2016	2017	2016
Discount rate	3.28%	3.92%	2.45%	2.64%	3.26%	3.58%
Rate of compensation increase	—%	3.00%	3.50%	3.50%	—	—
Weighted-average assumptions used to determine net periodic benefit costs as of December 31 are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	3.92%	4.08%	3.76%	2.64%	3.59%	3.38%	3.58%	3.70%	3.39%
Expected long-term rate of return on plan assets	5.10%	5.20%	5.20%	3.90%	4.60%	4.40%	—	—	—
Rate of compensation increase	—%	3.00%	3.00%	3.50%	3.50%	3.50%	—	—	—
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
The accumulated benefit obligations as of December 31, for all defined benefit plans are as follows:

	2017	2016
U.S. Pension Plans	$1,414	$40,961
U.K. Pension Plan	11,131	10,265
German Pension Plan	1,013	871
Information for our plans with an accumulated benefit obligation in excess of plan assets as of December 31 is as follows:

	2017	2016
Accumulated benefit obligation	$2,427	$12,597
Fair value of plan assets	—	9,562
As of December 31, 2017, the U.S. Nonqualified and the German Pension Plans had an accumulated benefit obligation in excess of plan assets. As of December 31, 2016, the U.S. Nonqualified, the U.K. Pension and the German Pension Plans had an accumulated benefit obligation in excess of plan assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Information for our plans with a projected benefit obligation in excess of plan assets as of December 31 is as follows:

	2017	2016
Projected benefit obligation	$2,427	$12,794
Fair value of plan assets	—	9,562
As of December 31, 2017, the U.S. Nonqualified and the German Pension Plans had a projected benefit obligation in excess of plan assets. As of December 31, 2016, the U.S. Nonqualified, the UK Pension and the German Pension Plans had a projected benefit obligation in excess of plan assets.
Assumed healthcare cost trend rates as of December 31 are as follows:

	2017	2016
Healthcare cost trend rate assumption for the next year	6.56%	6.56%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2031
Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage- Point Decrease	1-Percentage- Point Increase
Effect on total of service and interest cost components	$(31)	$35
Effect on postretirement benefit obligation	$(724)	$820

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$40,961	$41,774	$11,136	$10,883	$10,540	$11,144
Service cost	—	354	132	103	60	76
Interest cost	1,538	1,659	298	358	363	396
Plan participants' contributions	—	—	14	14	—	—
Actuarial loss (gain)	1,811	690	327	1,939	(524)	6
Foreign exchange	—	—	1,097	(1,852)	—	—
Benefits paid	(1,950)	(3,516)	(860)	(309)	(835)	(1,082)
Settlement	(40,946)	—	—	—	—	—
Benefit obligation at end of year	$1,414	$40,961	$12,144	$11,136	$9,604	$10,540
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$46,389	$47,201	$9,562	$10,691	$—	$—
Actual return on plan assets	2,536	2,457	1,189	673	—	—
Employer contributions	276	247	313	303	835	1,082
Plan participants' contributions	—	—	14	14	—	—
Excess assets transferred to Defined Contribution Plan	(6,305)	—	—	—	—	—
Foreign exchange	—	—	945	(1,810)	—	—
Benefits paid	(1,950)	(3,516)	(860)	(309)	(835)	(1,082)
Settlement	(40,946)	—	—	—	—	—
Fair value of plan assets at end of year	—	46,389	11,163	9,562	—	—
Funded status at end of year	$(1,414)	$5,428	$(981)	$(1,574)	$(9,604)	$(10,540)
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent Other Assets	$—	$7,087	$—	$—	$—	$—
Current Liabilities	(140)	(239)	(36)	(30)	(771)	(828)
Long-Term Liabilities	(1,274)	(1,420)	(945)	(1,544)	(8,833)	(9,712)
Net accrued asset (liability)	$(1,414)	$5,428	$(981)	$(1,574)	$(9,604)	$(10,540)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	(915)	(5,720)	(1,245)	(1,802)	(41)	(566)
Accumulated Other Comprehensive Loss	$(915)	$(5,720)	$(1,245)	$(1,802)	$(41)	$(566)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The components of the net periodic benefit (credit) cost for the three years ended December 31 were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$—	$354	$480	$132	$103	$153	$60	$76	$96
Interest cost	1,538	1,659	1,711	298	358	396	363	396	393
Expected return on plan assets	(2,336)	(2,400)	(2,613)	(379)	(452)	(433)	—	—	—
Amortization of net actuarial loss	43	41	835	74	27	54	—	—	—
Amortization of prior service cost	—	41	42	—	—	—	—	—	—
Foreign currency	—	—	—	(1)	97	(35)	—	—	—
Net periodic benefit (credit) cost	(755)	(305)	455	124	133	135	423	472	489
Curtailment charge	—	—	25	—	—	—	—	—	—
Settlement charge	6,373	—	225	—	—	—	—	—	—
Net benefit cost (credit)	$5,618	$(305)	$705	$124	$133	$135	$423	$472	$489
The changes in Accumulated Other Comprehensive Loss for the three years ended December 31 were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net actuarial loss (gain)	$1,611	$633	$195	$(465)	$1,718	$(1,517)	$(524)	$6	$(1,618)
Amortization of prior service cost	—	(41)	(67)	—	—	—	—	—	—
Amortization of net actuarial loss	(43)	(41)	(1,060)	(74)	(27)	(54)	—	—	—
Settlement Charge	(6,373)	—	—	—	—	—	—	—	—
Total recognized in other comprehensive (income) loss	$(4,805)	$551	$(932)	$(539)	$1,691	$(1,571)	$(524)	$6	$(1,618)
Total recognized in net benefit cost (credit) and other comprehensive (income) loss	$813	$246	$(227)	$(415)	$1,824	$(1,436)	$(101)	$478	$(1,129)
The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and Non-U.S. plans:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Postretirement Medical Benefits
2018	$140	$247	$771
2019	133	254	803
2020	132	261	849
2021	124	269	751
2022	117	278	741
2023 to 2027	493	1,538	3,509
Total	$1,139	$2,847	$7,424
The following amounts are included in Accumulated Other Comprehensive Loss as of December 31, 2017 and are expected to be recognized as components of net periodic benefit cost during 2018:

	Pension Benefits	Postretirement Medical Benefits
Net actuarial loss	$78	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

14.	Shareholders' Equity
Authorized Shares
We are authorized to issue an aggregate of 60,000,000 shares, all of which are designated as Common Stock having a par value of $0.375 per share. The Board of Directors is authorized to establish one or more series of preferred stock, setting forth the designation of each such series, and fixing the relative rights and preferences of each such series.
Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Consolidated Balance Sheets and Statements of Shareholders' Equity as of December 31 are as follows:

	2017	2016	2015
Foreign currency translation adjustments	$(15,778)	$(44,444)	$(44,585)
Pension and retiree medical benefits	(1,610)	(5,391)	(3,647)
Cash flow hedge	(4,935)	(88)	103
Total Accumulated Other Comprehensive Loss	$(22,323)	$(49,923)	$(48,129)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Hedge	Total
December 31, 2016	$(44,444)	$(5,391)	$(88)	$(49,923)
Other comprehensive income (loss) before reclassifications	28,666	(300)	(16,419)	11,947
Amounts reclassified from Accumulated Other Comprehensive Loss	—	4,081	11,572	15,653
Net current period other comprehensive income (loss)	28,666	3,781	(4,847)	27,600
December 31, 2017	$(15,778)	$(1,610)	$(4,935)	$(22,323)
Accumulated Other Comprehensive Loss associated with pension and postretirement benefits and cash flow hedges are included in Notes 13 and 11, respectively.

15.	Commitments and Contingencies
We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2025 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $21,566, $18,640 and $17,804 in 2017, 2016 and 2015, respectively.
The minimum rentals for aggregate lease commitments as of December 31, 2017, were as follows:

2018	$14,083
2019	9,540
2020	5,721
2021	2,995
2022	1,996
Thereafter	2,596
Total	$36,931
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration of those leases is $14,052, of which we have guaranteed $11,409. As of December 31, 2017, we have recorded a liability for the estimated end-of-term loss related to this residual value guarantee of $509 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.
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
Tax Reform
Legislation popularly known as The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017, resulting in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income. These changes are effective beginning in 2018. The 2017 Tax Act also includes a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries.
ASC 740 requires a company to record the effects of a tax law change in the period of enactment, however, shortly after the enactment of the Tax Act, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. We have made a reasonable estimate of the impact of the Tax Act and recorded discrete items in our 2017 provisional income tax expense of $2,355 which reflects an estimated reduction in our deferred income tax liabilities of $1,993 as a result of the maximum federal rate decrease to 21% from 35% and an estimated tax charge of $362 for the effects of one-time transition tax on cash and cash equivalent balances related to accumulated earnings associated with our international operations. We are continuing to gather additional information related to these estimates in order to more precisely compute the remeasurement of deferred taxes and the impact of the transition tax.
Income from continuing operations for the three years ended December 31 was as follows:

	2017	2016	2015
U.S. operations	$7,465	$54,018	$51,189
Foreign operations	(8,757)	12,473	(765)
Total	$(1,292)	$66,491	$50,424
Income tax expense (benefit) for the three years ended December 31 was as follows:

	2017	2016	2015
Current:
Federal	$2,590	$15,962	$15,117
Foreign	8,701	3,035	3,992
State	812	1,859	1,685
	$12,103	$20,856	$20,794
Deferred:
Federal	$1,640	$(472)	$(481)
Foreign	(8,699)	(434)	(1,888)
State	(131)	(73)	(89)
	$(7,190)	$(979)	$(2,458)
Total:
Federal	$4,230	$15,490	$14,636
Foreign	2	2,601	2,104
State	681	1,786	1,596
Total Income Tax Expense	$4,913	$19,877	$18,336
U.S. income taxes have been provided on approximately $11,636 of undistributed earnings of non-U.S. subsidiaries as a result of the transition tax required by the Tax Act. In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial and that position has not changed following incurring the transition tax under the Tax Act. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the United States.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Tax loss carryforwards and expiration periods by international operation as of December 31, 2017 were as follows:

	Amount	Carryforward Period
Netherlands	$23,733	9 years
Germany	12,068	Unlimited
Sweden	1,586	Unlimited
Norway	655	Unlimited
Spain	4,555	Unlimited
Total	$42,597
Because of the uncertainty regarding realization of the Netherlands and Sweden tax loss carryforwards, valuation allowances were established.
We have Netherlands foreign tax credit carryforwards of $1,575. Because of the uncertainty regarding utilization of the Netherlands foreign tax credit carryforward, a valuation allowance was established.
A valuation allowance for the remaining deferred tax assets is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.
Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31 as follows:

	2017	2016	2015
Tax at statutory rate	35.0%	35.0%	35.0%
(Decreases) increases in the tax rate from:
State and local taxes, net of federal benefit	(21.1)	1.7	2.2
Effect of foreign operations	(70.8)	(5.5)	(5.1)
Transaction costs	(226.3)	—	—
Effect of 2018 deferred rate change	(154.3)	—	—
Transition Tax	(28.0)	—	—
Impairment of Long-Lived Assets	—	—	7.0
Effect of changes in valuation allowances	(126.5)	1.9	1.5
Domestic production activities deduction	28.3	(2.2)	(2.7)
Share-based payments	90.4	—	—
Research & Development credit	82.9	(1.3)	(1.7)
Other, net	10.2	0.3	0.2
Effective income tax rate	(380.2)%	29.9%	36.4%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Deferred tax assets and liabilities were comprised of the following as of December 31:

	2017	2016
Deferred Tax Assets:
Inventories, principally due to changes in inventory reserves	$4,757	$332
Employee wages and benefits, principally due to accruals for financial reporting purposes	11,031	14,723
Warranty reserves accrued for financial reporting purposes	2,578	3,617
Receivables, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	2,138	1,413
Tax loss carryforwards	11,383	7,821
Tax credit carryforwards	1,575	1,228
Other	3,630	2,126
Gross Deferred Tax Assets	$37,092	$31,260
Less: valuation allowance	(9,691)	(6,865)
Total Net Deferred Tax Assets	$27,401	$24,395
Deferred Tax Liabilities:
Property, Plant and Equipment, principally due to differences in depreciation and related gains	9,042	6,947
Goodwill and Intangible Assets	60,450	4,180
Total Deferred Tax Liabilities	$69,492	$11,127
Net Deferred Tax (Liabilities) Assets	$(42,091)	$13,268
The valuation allowance at December 31, 2017 principally applies to the Netherlands tax loss and tax credit carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
Balance at January 1,	$2,477	$2,326
Increases as a result of tax positions taken during the current year	329	545
Increase related to prior period tax positions of acquired entities	236	—
Decreases relating to settlement with tax authorities	(68)	(6)
Reductions as a result of a lapse of the applicable statute of limitations	(770)	(523)
Increases as a result of foreign currency fluctuations	28	135
Balance at December 31,	$2,232	$2,477
Included in the balance of unrecognized tax benefits at December 31, 2017 and 2016 are potential benefits of $1,992 and $2,114, respectively, that if recognized, would affect the effective tax rate from continuing operations.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the liability of $2,232 and $2,477 for unrecognized tax benefits as of December 31, 2017 and 2016, there was approximately $482 and $490, respectively, for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2014 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2013.
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
We have four plans under which we have awarded share-based compensation grants: The 1997 Non-Employee Directors Option Plan ("1997 Plan"), which provided for stock option grants to our non-employee Directors, the 2007 Stock Incentive Plan (“2007 Plan”), the Amended and Restated 2010 Stock Incentive Plan, as Amended (“2010 Plan”) and the 2017 Stock Incentive Plan ("2017 Plan"), which were adopted as a continuing step toward aggregating our equity compensation programs to reduce the complexity of our equity compensation programs.
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
The 2017 Plan approved by our shareholders on April 26, 2017 terminated our rights to grant awards under previous plans; however, any awards granted under previous plans that do not result in the issuance of shares of Common Stock may again be used for an award under the 2017 Plan. There were 1,200,000 shares made available under the approved 2017 Plan.
As of December 31, 2017, there were 742,873 shares reserved for issuance under the 2007 Plan and the 2010 Plan for outstanding compensation awards. There were 1,155,110 shares available for issuance under the 2017 Plan for current and future equity awards as of December 31, 2017. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.
We recognized total Share-Based Compensation Expense of $5,891, $3,875 and $8,222, respectively, during the years ended 2017, 2016 and 2015. The total excess tax benefit recognized for share-based compensation arrangements during the years ended 2017, 2016 and 2015 was $1,168, $686 and $859, respectively.
Stock Option Awards
We determined the fair value of our stock option awards using the Black-Scholes valuation model that uses the assumptions noted in the table below. The expected life selected for stock options granted during the year represents the period of time that the stock options are expected to be outstanding based on historical data of stock option holder exercise and termination behavior of similar grants. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock over a period equal to the expected life of each stock option grant. Dividend yield is estimated over the expected life based on our dividend policy and historical dividends paid. To determine the amount of compensation cost to be recognized in each period, we account for forfeitures as they occur.
The following table illustrates the valuation assumptions used for the 2017, 2016 and 2015 grants:

	2017	2016	2015
Expected volatility	25 - 26%	29 - 32%	32 - 36%
Weighted-average expected volatility	26%	32%	36%
Expected dividend yield	1.2 - 1.3%	1.3 - 1.5%	1.1 - 1.2%
Weighted-average expected dividend yield	1.3%	1.3%	1.2%
Expected term, in years	5	5	5
Risk-free interest rate	1.7 - 2.0%	1.1 - 1.4%	1.4 - 1.6%
New stock option awards granted vest one-third each year over a three year period and have a ten year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards on a straight-line basis over the awards vesting period. Stock options granted to employees are subject to accelerated expensing if the option holder meets the retirements definition set forth in the 2010 Plan.
In addition to stock options, we also occasionally grant cash-settled stock appreciation rights (“SARs”) to employees in certain foreign locations. There were no outstanding SARs as of December 31, 2017 and no SARs were granted during 2017, 2016 or 2015.
The following table summarizes the activity during the year ended December 31, 2017 for stock option awards:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,113,382	$42.34
Granted	224,985	72.85
Exercised	(159,792)	44.04
Forfeited	(42,586)	63.98
Expired	(381)	65.12
Outstanding at end of year	1,135,608	$47.47
Exercisable at end of year	766,583	$39.15

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $16.39, $13.61 and $20.08, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $4,450, $3,408 and $1,702, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2017 was $28,711 and $25,702, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2017, was 5.6 years and 4.2 years, respectively. As of December 31, 2017, there was unrecognized compensation cost for nonvested options of $2,064, which is expected to be recognized over a weighted-average period of 1.4 years.
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
The following table summarizes the activity during the year ended December 31, 2017 for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	117,234	$47.62
Granted	20,284	73.06
Vested	(32,990)	44.36
Forfeited	(4,739)	63.43
Nonvested at end of year	99,789	$53.11
The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $1,463, $1,970 and $1,054, respectively. As of December 31, 2017, there was $1,585 of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 1.8 years.
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
The following table summarizes the activity during the year ended December 31, 2017 for nonvested performance share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	129,096	$59.30
Granted	45,792	72.84
Vested	(20,060)	61.80
Forfeited	(31,804)	62.55
Nonvested at end of year	123,024	$63.09
The total fair value of shares vested during the year ended December 31, 2017, 2016 and 2015 was $1,240, $1,703 and $1,713, respectively. As of December 31, 2017, we expect to recognize $1,400 of total compensation costs over a weighted-average period of 2.0 years.
Restricted Stock Units
We grant restricted stock units to employees, which generally vest within three years from the date of the grant. Vested restricted stock units are paid out in stock. We use the closing share price the day before the grant date to determine the fair value our restricted stock units. Expenses on these awards are recognized on a straight line basis over the vesting period of the award.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following table summarizes the activity during the year ended December 31, 2017 for nonvested restricted stock units:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	31,038	$60.47
Granted	30,750	68.92
Vested	(14,638)	65.74
Forfeited	(4,025)	60.82
Nonvested at end of year	43,125	$64.67
The total fair value of shares vested during the years ended December 31, 2017 and 2016 was $962 and $907, respectively. As of December 31, 2017, there was $1,743 of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 1.3 years.
Share-Based Liabilities
As of December 31, 2017 and 2016, we had $175 and $155 in total share-based liabilities recorded on our Consolidated Balance Sheets, respectively. During the years ended December 31, 2017, 2016 and 2015, we paid out $45, $62 and $53 related to share-based liability awards, respectively.

18.	(Loss) Earnings Attributable to Tennant Company Per Share
The computations of Basic and Diluted (Loss) Earnings Attributable to Tennant Company per Share for the years ended December 31 were as follows:

	2017	2016	2015
Numerator:
Net (Loss) Earnings Attributable to Tennant Company	$(6,195)	$46,614	$32,088
Denominator:
Basic - Weighted Average Shares Outstanding	17,695,390	17,523,267	18,015,151
Effect of dilutive securities	—	452,916	478,296
Diluted - Weighted Average Shares Outstanding	17,695,390	17,976,183	18,493,447
Basic (Loss) Earnings per Share	$(0.35)	$2.66	$1.78
Diluted (Loss) Earnings per Share	$(0.35)	$2.59	$1.74
Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 711,212, 356,598 and 222,092 shares of common stock during 2017, 2016 and 2015, respectively. These exclusions were made if the exercise prices of these options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted shares outstanding in the options or if we have a net loss, as the effects are anti-dilutive.

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
The following table presents Net Sales by geographic area for the years ended December 31:

	2017	2016	2015
Net Sales:
Americas	$640,274	$607,026	$591,405
Europe, Middle East, Africa	273,738	129,046	139,834
Asia Pacific	89,054	72,500	80,560
Total	$1,003,066	$808,572	$811,799

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following table presents long-lived assets by geographic area as of December 31:

	2017	2016	2015
Long-lived assets:
Americas	$132,659	$134,737	$110,842
Europe, Middle East, Africa	422,338	19,606	11,100
Asia Pacific	4,731	4,334	4,658
Total	$559,728	$158,677	$126,600
Accounting policies of the operations in the various operating segments are the same as those described in Note 1. Net Sales are attributed to each operating segment based on the end user country and are net of intercompany sales. Information regarding sales to customers geographically located in the United States is provided in Item 1, Business – Segment and Geographic Area Financial Information. No single customer represents more than 10% of our consolidated Net Sales.
Long-lived assets consist of Property, Plant and Equipment, Goodwill, Intangible Assets and certain other assets. Long-lived assets located in Italy totaled $393,917 as of the year ended December 31, 2017 as a result of our acquisition of IPC Group. We did not have long-lived assets located in Italy for 2016 and 2015. There are no other individual foreign locations which have long-lived assets which represent more than 10% of our consolidated long-lived assets.
The following table presents revenues for groups of similar products and services for the years ended December 31:

	2017	2016	2015
Net Sales:
Equipment	$636,875	$491,075	$499,634
Parts and consumables	202,452	173,632	175,697
Service and other	132,332	114,719	112,622
Specialty surface coatings	31,407	29,146	23,846
Total	$1,003,066	$808,572	$811,799

20.	Consolidated Quarterly Data (Unaudited)

	2017
	Q1	Q2	Q3	Q4
Net Sales	$191,059	$270,791	$261,921	$279,295
Gross Profit	79,736	104,554	104,604	115,527
Net (Loss) Earnings Attributable to Tennant Company	(3,957)	(2,591)	3,559	(3,206)
Basic (Loss) Earnings Attributable to Tennant Company per Share	$(0.22)	$(0.15)	$0.20	$(0.18)
Diluted (Loss) Earnings Attributable to Tennant Company per Share	$(0.22)	$(0.15)	$0.20	$(0.18)

	2016
	Q1	Q2	Q3	Q4
Net Sales	$179,864	$216,828	$200,134	$211,746
Gross Profit	77,502	95,289	85,295	93,509
Net Earnings Attributable to Tennant Company	4,439	15,328	11,477	15,370
Basic Earnings Attributable to Tennant Company per Share	$0.25	$0.88	$0.66	$0.88
Diluted Earnings Attributable to Tennant Company per Share	$0.25	$0.85	$0.64	$0.85
The summation of quarterly data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.
Regular quarterly dividends aggregated to $0.84 per share in 2017, or $0.21 per share per quarter, and $0.81 per share in 2016, or $0.20 per share for the first three quarters of 2016 and $0.21 per share for the last quarter of 2016.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

22.	Separate Financial Information of Guarantor Subsidiaries
The following condensed consolidating guarantor financial information is presented to comply with the requirements of Rule 3-10 of Regulation S-X.
On April 18, 2017, we issued and sold $300,000 in aggregate principal amount of our 5.625% Senior Notes due 2025 (the “Notes”), pursuant to an Indenture, dated as of April 18, 2017, among the company, the Guarantors (as defined below), and Wells Fargo Bank, National Association, a national banking association, as trustee. The Notes are unconditionally and jointly and severally guaranteed by Tennant Coatings, Inc. and Tennant Sales and Service Company (collectively, the “Guarantors”), which are wholly owned subsidiaries of the company.
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
The following condensed consolidated financial information presents the Condensed Consolidated Statements of Earnings, Comprehensive Income and Cash Flows for each of the years in the three-year period ended December 31, 2017, and the related Condensed Consolidated Balance Sheets as of December 31, 2017 and 2016, of Tennant Company ("Parent"), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and elimination entries necessary to consolidated the Parent with the Guarantor and Non-Guarantor Subsidiaries. The following condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the company and notes thereto of which this note is an integral part.

Condensed Consolidated Statement of Earnings
For the year ended December 31, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$454,703	$594,405	$471,559	$(517,601)	$1,003,066
Cost of Sales	311,897	488,972	317,151	(519,375)	598,645
Gross Profit	142,806	105,433	154,408	1,774	404,421
Operating Expense:
Research and Development Expense	27,219	315	4,479	—	32,013
Selling and Administrative Expense	116,388	78,516	150,460	—	345,364
Total Operating Expense	143,607	78,831	154,939	—	377,377
(Loss) Profit from Operations	(801)	26,602	(531)	1,774	27,044
Other Income (Expense):
Equity in Earnings of Affiliates	12,754	2,004	28,855	(43,613)	—
Interest Expense, Net	(22,659)	—	(299)	(31)	(22,989)
Intercompany Interest Income (Expense)	12,519	(5,776)	(6,743)	—	—
Net Foreign Currency Transaction Gains (Losses)	857	—	(4,244)	—	(3,387)
Other (Expense) Income, Net	(3,962)	(736)	2,841	(103)	(1,960)
Total Other (Expense) Income, Net	(491)	(4,508)	20,410	(43,747)	(28,336)
(Loss) Profit Before Income Taxes	(1,292)	22,094	19,879	(41,973)	(1,292)
Income Tax Expense (Benefit)	4,913	8,070	(98)	(7,972)	4,913
Net (Loss) Earnings Including Noncontrolling Interest	(6,205)	14,024	19,977	(34,001)	(6,205)
Net Loss Attributable to Noncontrolling Interest	(10)	—	(10)	10	(10)
Net (Loss) Earnings Attributable to Tennant Company	$(6,195)	$14,024	$19,987	$(34,011)	$(6,195)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Statement of Earnings
For the year ended December 31, 2016
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Total Tennant Company
Net Sales	$455,375	$587,815	$290,349	$(524,967)		$808,572
Cost of Sales	299,459	483,075	199,336	(524,893)		456,977
Gross Profit	155,916	104,740	91,013	(74)		351,595
Operating Expense:
Research and Development Expense	32,378	429	1,931	—		34,738
Selling and Administrative Expense	95,189	74,643	78,378	—	—	248,210
(Gain) Loss on Sale of Business	(82)	—	231	—		149
Total Operating Expense	127,485	75,072	80,540	—		283,097
Profit from Operations	28,431	29,668	10,473	(74)		68,498
Other Income (Expense):
Equity in Earnings of Affiliates	34,068	2,192	—	(36,260)		—
Interest (Expense) Income, Net	(1,204)	—	255	—		(949)
Intercompany Interest Income (Expense)	7,157	(5,570)	(1,587)	—		—
Net Foreign Currency Transaction Gains (Losses)	648	(652)	(388)	—		(392)
Other (Expense) Income, Net	(2,609)	(573)	2,516	—		(666)
Total Other Income (Expense), Net	38,060	(4,603)	796	(36,260)		(2,007)
Profit Before Income Taxes	66,491	25,065	11,269	(36,334)		66,491
Income Tax Expense	19,877	9,443	2,427	(11,870)		19,877
Net Earnings	$46,614	$15,622	$8,842	$(24,464)		$46,614

Condensed Consolidated Statement of Earnings
For the year ended December 31, 2015
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$480,418	$586,154	$306,506	$(561,279)	$811,799
Cost of Sales	320,620	489,203	213,085	(560,169)	462,739
Gross Profit	159,798	96,951	93,421	(1,110)	349,060
Operating Expense:
Research and Development Expense	29,888	389	2,138	—	32,415
Selling and Administrative Expense	97,301	72,954	82,015	—	252,270
Impairment of Long-Lived Assets	—	—	11,199	—	11,199
Total Operating Expense	127,189	73,343	95,352	—	295,884
Profit (Loss) from Operations	32,609	23,608	(1,931)	(1,110)	53,176
Other Income (Expense):
Equity in Earnings of Affiliates	14,766	2,122	—	(16,888)	—
Interest (Expense) Income, Net	(1,221)	—	80	—	(1,141)
Intercompany Interest Income (Expense)	7,368	(5,400)	(1,968)	—	—
Net Foreign Currency Transaction Gains (Losses)	535	(777)	(712)	—	(954)
Other (Expense) Income, Net	(3,633)	(422)	3,398	—	(657)
Total Other Income (Expense), Net	17,815	(4,477)	798	(16,888)	(2,752)
Profit (Loss) Before Income Taxes	50,424	19,131	(1,133)	(17,998)	50,424
Income Tax Expense	18,336	4,619	1,630	(6,249)	18,336
Net Earnings (Loss)	$32,088	$14,512	$(2,763)	$(11,749)	$32,088

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Statement of Comprehensive Income
For the year ended December 31, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings	$(6,205)	$14,024	$19,977	$(34,001)	$(6,205)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	28,356	1,215	2,960	(4,175)	28,356
Pension and retiree medical benefits	5,868	—	538	(538)	5,868
Cash flow hedge	(7,731)	—	—	—	(7,731)
Income Taxes:
Foreign currency translation adjustments	310	—	310	(310)	310
Pension and retiree medical benefits	(2,087)	—	(99)	99	(2,087)
Cash flow hedge	2,884	—	—	—	2,884
Total Other Comprehensive (Loss) Income, net of tax	27,600	1,215	3,709	(4,924)	27,600
Total Comprehensive Income Including Noncontrolling Interest	21,395	15,239	23,686	(38,925)	21,395
Comprehensive Loss Attributable to Noncontrolling Interest	(10)	—	(10)	10	(10)
Comprehensive Income Attributable to Tennant Company	$21,405	$15,239	$23,696	$(38,935)	$21,405

Condensed Consolidated Statement of Comprehensive Income
For the year ended December 31, 2016
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings	$46,614	$15,622	$8,842	$(24,464)	$46,614
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	109	270	3,534	(3,804)	109
Pension and retiree medical benefits	(2,248)	—	(1,691)	1,691	(2,248)
Cash flow hedge	(305)	—	—	—	(305)
Income Taxes:
Foreign currency translation adjustments	32	—	32	(32)	32
Pension and retiree medical benefits	504	—	296	(296)	504
Cash flow hedge	114	—	—	—	114
Total Other Comprehensive (Loss) Income, net of tax	(1,794)	270	2,171	(2,441)	(1,794)
Comprehensive Income	$44,820	$15,892	$11,013	$(26,905)	$44,820

Condensed Consolidated Statement of Comprehensive Income
For the year ended December 31, 2015
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings	$32,088	$14,512	$(2,763)	$(11,749)	$32,088
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(12,520)	(1,082)	(12,903)	13,985	(12,520)
Pension and retiree medical benefits	4,121	—	1,571	(1,571)	4,121
Cash flow hedge	164	—	—	—	164
Income Taxes:
Foreign currency translation adjustments	25	—	25	(25)	25
Pension and retiree medical benefits	(1,265)	—	(314)	314	(1,265)
Cash flow hedge	(61)	—	—	—	(61)
Total Other Comprehensive Loss, net of tax	(9,536)	(1,082)	(11,621)	12,703	(9,536)
Comprehensive Income (Loss)	$22,552	$13,430	$(14,384)	$954	$22,552

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Balance Sheet
As of December 31, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,469	$507	$39,422	$—	$58,398
Restricted Cash	—	—	653	—	653
Net Receivables	683	88,629	120,204	—	209,516
Intercompany Receivables	53,444	133,778	—	(187,222)	—
Inventories	29,450	12,695	94,542	(8,993)	127,694
Prepaid Expenses	8,774	1,172	9,405	—	19,351
Other Current Assets	4,030	—	3,473	—	7,503
Total Current Assets	114,850	236,781	267,699	(196,215)	423,115
Property, Plant and Equipment	225,064	12,155	145,549	—	382,768
Accumulated Depreciation	(146,320)	(6,333)	(50,097)	—	(202,750)
Property, Plant and Equipment, Net	78,744	5,822	95,452	—	180,018
Deferred Income Taxes	1,308	2,669	7,157	—	11,134
Investment in Affiliates	392,486	11,273	20,811	(424,570)	—
Intercompany Loans	304,822	—	4,983	(309,805)	—
Goodwill	12,869	1,739	171,436	—	186,044
Intangible Assets, Net	2,105	2,898	167,344	—	172,347
Other Assets	10,363	—	10,956	—	21,319
Total Assets	$917,547	$261,182	$745,838	$(930,590)	$993,977
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$29,413	$—	$1,470	$—	$30,883
Accounts Payable	39,927	3,018	53,137	—	96,082
Intercompany Payables	133,778	1,963	51,481	(187,222)	—
Employee Compensation and Benefits	8,311	10,355	18,591	—	37,257
Income Taxes Payable	366	—	2,472	—	2,838
Other Current Liabilities	20,183	15,760	33,504	—	69,447
Total Current Liabilities	231,978	31,096	160,655	(187,222)	236,507
Long-Term Liabilities:
Long-Term Debt	344,147	—	1,809	—	345,956
Intercompany Loans	—	128,000	181,805	(309,805)	—
Employee-Related Benefits	11,160	3,992	8,715	—	23,867
Deferred Income Taxes	—	—	53,225	—	53,225
Other Liabilities	31,788	2,483	1,677	—	35,948
Total Long-Term Liabilities	387,095	134,475	247,231	(309,805)	458,996
Total Liabilities	619,073	165,571	407,886	(497,027)	695,503
Equity:
Common Stock	6,705	—	11,131	(11,131)	6,705
Additional Paid-In Capital	15,089	72,483	384,460	(456,943)	15,089
Retained Earnings	297,032	23,797	(21,219)	(2,578)	297,032
Accumulated Other Comprehensive Loss	(22,323)	(669)	(38,391)	39,060	(22,323)
Total Tennant Company Shareholders’ Equity	296,503	95,611	335,981	(431,592)	296,503
Noncontrolling Interest	1,971	—	1,971	(1,971)	1,971
Total Equity	298,474	95,611	337,952	(433,563)	298,474
Total Liabilities and Total Equity	$917,547	$261,182	$745,838	$(930,590)	$993,977

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Balance Sheet
As of December 31, 2016
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash and Cash Equivalents	$38,484	$226	$19,323	$—	$58,033
Restricted Cash	—	—	517	—	517
Net Receivables	209	85,219	63,706	—	149,134
Intercompany Receivables	50,437	123,289	2,251	(175,977)	—
Inventories	26,422	12,821	49,829	(10,450)	78,622
Prepaid Expenses	4,120	1,151	3,933	—	9,204
Other Current Assets	2,402	—	10	—	2,412
Total Current Assets	122,074	222,706	139,569	(186,427)	297,922
Property, Plant and Equipment	225,651	12,996	59,853	—	298,500
Accumulated Depreciation	(144,281)	(6,175)	(35,947)	—	(186,403)
Property, Plant and Equipment, Net	81,370	6,821	23,906	—	112,097
Deferred Income Taxes	3,048	3,281	7,110	—	13,439
Investment in Affiliates	157,004	9,021	—	(166,025)	—
Intercompany Loans	130,000	—	—	(130,000)	—
Goodwill	12,869	1,439	6,757	—	21,065
Intangible Assets, Net	—	3,200	3,260	—	6,460
Other Assets	10,189	27	8,838	—	19,054
Total Assets	$516,554	$246,495	$189,440	$(482,452)	$470,037
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$3,429	$—	$30	$—	$3,459
Accounts Payable	30,867	2,599	13,942	—	47,408
Intercompany Payables	125,540	1,249	49,188	(175,977)	—
Employee Compensation and Benefits	12,025	15,261	8,711	—	35,997
Income Taxes Payable	1,410	—	938	—	2,348
Other Current Liabilities	15,329	13,348	14,940	—	43,617
Total Current Liabilities	188,600	32,457	87,749	(175,977)	132,829
Long-Term Liabilities:
Long-Term Debt	32,714	—	21	—	32,735
Intercompany Loans	—	128,000	2,000	(130,000)	—
Employee-Related Benefits	14,291	3,704	3,139	—	21,134
Deferred Income Taxes	—	—	171	—	171
Other Liabilities	2,406	1,295	924	—	4,625
Total Long-Term Liabilities	49,411	132,999	6,255	(130,000)	58,665
Total Liabilities	238,011	165,456	94,004	(305,977)	191,494
Shareholders' Equity:
Common Stock	6,633	—	11,131	(11,131)	6,633
Additional Paid-In Capital	3,653	72,483	158,592	(231,075)	3,653
Retained Earnings	318,180	9,771	(32,187)	22,416	318,180
Accumulated Other Comprehensive Loss	(49,923)	(1,215)	(42,100)	43,315	(49,923)
Total Shareholders’ Equity	278,543	81,039	95,436	(176,475)	278,543
Total Liabilities and Shareholders’ Equity	$516,554	$246,495	$189,440	$(482,452)	$470,037

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$26,992	$280	$27,711	$(809)	$54,174
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(9,558)	—	(10,879)	—	(20,437)
Proceeds from Disposals of Property, Plant and Equipment	23	1	2,487	—	2,511
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	—	667	—	667
Issuance of Long-Term Note Receivable	—	—	(1,500)	—	(1,500)
Acquisition of Businesses, Net of Cash Acquired	(304)	—	(353,769)	—	(354,073)
Purchase of Intangible Asset	(2,500)	—	—	—	(2,500)
Change in Investments in Subsidiaries	(199,028)	—	—	199,028	—
Loan (Payments) Borrowings from Subsidiaries	(159,780)	—	(4,983)	164,763	—
Increase in Restricted Cash	—	—	(92)	—	(92)
Net Cash (Used in) Provided by Investing Activities	(371,147)	1	(368,069)	363,791	(375,424)
FINANCING ACTIVITIES
Proceeds from Short-Term Debt	303,000	—	—	—	303,000
Repayments of Short-Term Debt	(303,000)	—	—	—	(303,000)
Loan Borrowings (Payments) from Parent	4,983	—	159,780	(164,763)	—
Change in Subsidiary Equity	—	—	199,028	(199,028)	—
Proceeds from Issuance of Long-Term Debt	440,000	—	—	—	440,000
Payments of Long-Term Debt	(96,142)	—	(106)	—	(96,248)
Payments of Debt Issuance Costs	(16,482)	—	—	—	(16,482)
Change in Capital Lease Obligations	—	—	311	—	311
Proceeds from Issuances of Common Stock	6,875	—	—	—	6,875
Purchase of Noncontrolling Owner Interest	—	—	(30)	—	(30)
Dividends Paid	(14,953)	—	(809)	809	(14,953)
Net Cash Provided by Financing Activities	324,281	—	358,174	(362,982)	319,473
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(141)	—	2,283	—	2,142
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,015)	281	20,099	—	365
Cash and Cash Equivalents at Beginning of Year	38,484	226	19,323	—	58,033
CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,469	$507	$39,422	$—	$58,398

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2016
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$44,147	$239	$14,090	$(598)	$57,878
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(21,507)	(13)	(5,006)	—	(26,526)
Proceeds from Disposals of Property, Plant and Equipment	377	—	238	—	615
Acquisition of Businesses, Net of Cash Acquired	—	(11,539)	(1,394)	—	(12,933)
Issuance of Long-Term Note Receivable	—	—	(2,000)	—	(2,000)
Proceeds from Sale of Business	—	—	285	—	285
Change in Investments in Subsidiaries	(19,594)	—	—	19,594	—
Loan Borrowings (Payments) from Subsidiaries	8,690	—	—	(8,690)	—
Decrease in Restricted Cash	—	—	116	—	116
Net Cash Used in Investing Activities	(32,034)	(11,552)	(7,761)	10,904	(40,443)
FINANCING ACTIVITIES
Loan Borrowings (Payments) from Parent	—	7,969	(16,659)	8,690	—
Change in Subsidiary Equity	—	3,570	16,024	(19,594)	—
Payments of Long-Term Debt	(3,429)	—	(31)	—	(3,460)
Proceeds from Issuance of Long-Term Debt	15,000	—	—	—	15,000
Purchases of Common Stock	(12,762)	—	—	—	(12,762)
Proceeds from Issuances of Common Stock	5,271	—	—	—	5,271
Excess Tax Benefit on Stock Plans	686	—	—	—	686
Dividends Paid	(14,293)	—	(598)	598	(14,293)
Net Cash (Used in) Provided by Financing Activities	(9,527)	11,539	(1,264)	(10,306)	(9,558)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	64	—	(1,208)	—	(1,144)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,650	226	3,857	—	6,733
Cash and Cash Equivalents at Beginning of Year	35,834	—	15,466	—	51,300
CASH AND CASH EQUIVALENTS AT END OF YEAR	$38,484	$226	$19,323	$—	$58,033

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2015
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$40,764	$—	$4,928	$(460)	$45,232
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(19,149)	—	(5,631)	—	(24,780)
Proceeds from Disposals of Property, Plant and Equipment	32	—	304	—	336
Loan Borrowings (Payments) from Subsidiaries	268	—	—	(268)	—
Proceeds from Sale of Business	—	—	1,185	—	1,185
Increase in Restricted Cash	—	—	(322)	—	(322)
Net Cash Used in Investing Activities	(18,849)	—	(4,464)	(268)	(23,581)
FINANCING ACTIVITIES
Loan (Payments) Borrowings from Parent	—	—	(268)	268	—
Payments of Long-Term Debt	(3,435)	—	(10)	—	(3,445)
Purchases of Common Stock	(45,998)	—	—	—	(45,998)
Proceeds from Issuances of Common Stock	1,677	—	—	—	1,677
Excess Tax Benefit on Stock Plans	859	—	—	—	859
Dividends Paid	(14,498)	—	(460)	460	(14,498)
Net Cash Used in Financing Activities	(61,395)	—	(738)	728	(61,405)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	79	—	(1,987)	—	(1,908)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,401)	—	(2,261)	—	(41,662)
Cash and Cash Equivalents at Beginning of Year	75,235	—	17,727	—	92,962
CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,834	$—	$15,466	$—	$51,300

23.	Subsequent Event
On January 22, 2018, we commenced the exchange offer required by the Registration Rights Agreement referred to in Note 9. The exchange offer closed on February 23, 2018. We will not incur any additional indebtedness as a result of the exchange offer. As a result, we will not be required to pay additional interest on the Notes.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A – Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.
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
Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our internal control over financial reporting was effective as of December 31, 2017.
Tennant Company acquired 100 percent of the outstanding capital stock of IP Cleaning S.p.A. and its subsidiaries ("IPC Group") in April 2017, which was accounted for as a business combination, and management excluded from its assessment of the effectiveness of Tennant Company's internal control over financial reporting as of December 31, 2017 the IPC Group's internal control over financial reporting associated with total assets of $509 million and total revenues of $174 million included in the consolidated financial statements of Tennant Company and subsidiaries as of and for the year ended December 31, 2017. This exclusion is in accordance with the SEC's guidance, which permits companies to omit an acquired business's internal control over financial reporting from management's assessment for up to one year after the date of the acquisition.
KPMG, LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 and has issued a report which is included in Item 8 of this Annual Report on Form 10-K.
Remediation of Material Weaknesses Disclosed in Fiscal Year 2016 Annual Report on Form 10-K
As previously disclosed in Item 9A of Part II of our Annual Report on Form 10-K for fiscal year 2016, management determined that our internal control over financial reporting was not effective as of December 31, 2016 due to material weaknesses over control activities with respect to effective general information technology controls over the accounting for revenue related to equipment maintenance and repair service, management review controls over the accounting for certain inventory adjustments, incentive accruals and performance share awards and controls over the determination of technological feasibility and the capitalization of software development costs. Furthermore, the Company did not have a sufficient number of trained resources with assigned responsibility and accountability over the design and operation of internal controls nor did the Company have an effective risk assessment process that identified and assessed necessary changes in significant accounting policies and practices that were responsible to changes in business operations and new product arrangements.
To remediate the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for Fiscal year 2016, we:

•	Sponsored ongoing training related to the COSO 2013 Framework best practices for personnel that are accountable for internal control over financial reporting.

•	Enhanced management review controls over the accounting for certain inventory adjustments, incentive accruals and performance share awards.

•	Performed a complete review of our accounting for revenue related to equipment maintenance and repair service to ensure the adequacy of the design and implementation of automated and manual controls.

•	Designed and implemented controls over the determination of technological feasibility and the capitalization of software development costs.
Management has determined that the remediation actions discussed above were effectively designed and demonstrated to be operating effectively for a sufficient period of time to enable us to conclude that the material weaknesses regarding internal control activities have been remediated as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
Other than the action described under Remediation of Material Weaknesses Disclosed in Fiscal Year 2016 Annual Report on Form 10-K, there were no other changes in the Company's internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B – Other Information
None.
PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance
Information required under this item with respect to directors is contained in the sections entitled “Board of Directors Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” as part of our 2018 Proxy Statement and is incorporated herein by reference. See also Item 1, Executive Officers of the Registrant in Part I hereof.
Business Ethics Guide
We have adopted the Tennant Company Business Ethics Guide, as amended by the Board of Directors in December 2011, which applies to all of our employees, directors, consultants, agents and anyone else acting on our behalf. The Business Ethics Guide includes particular provisions applicable to our senior financial management, which includes our Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions. A copy of our Business Ethics Guide is available on the Investor Relations website at investors.tennantco.com. We intend to post on our website any amendment to, or waiver from, a provision of our Business Ethics Guide that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and other persons performing similar functions promptly following the date of such amendment or waiver. In addition, we have also posted copies of our Corporate Governance Principles and the Charters for our Audit, Compensation, Governance and Executive Committees on our website.
ITEM 11 – Executive Compensation
Information required under this item is contained in the sections entitled “Director Compensation” and “Executive Compensation Information” as part of our 2018 Proxy Statement and is incorporated herein by reference.
ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required under this item is contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” as part of our 2018 Proxy Statement and is incorporated herein by reference. The section entitled "Equity Compensation Plan Information" can be found within Item 5 of this form 10-K.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence
Information required under this item is contained in the sections entitled “Director Independence” and “Related Person Transaction Approval Policy” as part of our 2018 Proxy Statement and is incorporated herein by reference.
ITEM 14 – Principal Accountant Fees and Services
Information required under this item is contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firm” as part of our 2018 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15 – Exhibits and Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements
Consolidated Financial Statements filed as part of this report are contained in Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

(In thousands)	2017	2016	2015
Allowance for Doubtful Accounts and Returns:
Balance at beginning of year	$3,108	$3,615	$3,936
Charged to costs and expenses	1,602	561	1,087
Reclassification(1)	(526)	—	172
Charged to other accounts(2)	111	(19)	(159)
Deductions(3)	(1,054)	(1,049)	(1,421)
Balance at end of year	$3,241	$3,108	$3,615
Inventory Reserves:
Balance at beginning of year	$3,644	$3,540	$3,272
Charged to costs and expenses	1,698	1,455	1,728
Charged to other accounts(2)	183	(50)	(160)
Deductions(4)	(1,418)	(1,301)	(1,300)
Balance at end of year	$4,107	$3,644	$3,540
Valuation Allowance for Deferred Tax Assets:
Balance at beginning of year	$6,865	$5,884	$5,699
Charged to costs and expenses	1,634	1,295	734
Charged to other accounts(2)	1,192	(314)	(549)
Balance at end of year	$9,691	$6,865	$5,884

(1)	Includes amount reclassified from Allowance for Doubtful Accounts to Other Receivables to properly classify a customer's open receivables balance.

(2)	Primarily includes impact from foreign currency fluctuations.

(3)	Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.

(4)	Includes inventory identified as excess, slow moving or obsolete and charged against reserves.
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Item #	Description	Method of Filing
2.1	Share Purchase Agreement dated as of February 22, 2017, among Tennant Company, Ambienta SGR S.p.A., Federico De Angelis, Pietro Corsano Annibaldi, Antonio Perosa and Giulio Vernazza	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 28, 2017.
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s Form 10-Q for the quarter ended June 30, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Current Report on Form 8-K dated December 14, 2010.
4.1	Indenture dated as of April 18, 2017	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 24, 2017.
4.2	Registration Rights Agreement dated April 18, 2017	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 24, 2017.
10.1	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2009, as amended*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.2	Form of Amended and Restated Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.3	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
10.4	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.5	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.6	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.7	Deferred Stock Unit Agreement (awards in and after 2008)*	Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 2007.
10.8	Tennant Company 2014 Short-Term Incentive Plan*	Incorporated by reference to Appendix B to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.9	Amended and Restated 2010 Stock Incentive Plan, as Amended*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.10	Credit Agreement dated as of April 4, 2017	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2017.
10.11	2017 Stock Incentive Plan	Incorporated by reference to Appendix A on the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders filed March 15, 2017.
10.12	Form of Tennant Company 2017 Stock Incentive Plan Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.13	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Agreement	Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.14	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Agreement	Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.15	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 2017.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
24.1	Powers of Attorney	Included on signature page.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.
101
The following financial information from Tennant Company’s annual report on Form 10-K for the period ended December 31, 2017, filed with the SEC on February 27, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to the Consolidated Financial Statements.
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

TENNANT COMPANY
By	/s/ H. Chris Killingstad
H. Chris Killingstad
President, CEO and
Board of Directors
Date	February 27, 2018
Each of the undersigned hereby appoints H. Chris Killingstad and Jeffrey L. Cotter, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ H. Chris Killingstad	By	/s/ Donal L. Mulligan
	H. Chris Killingstad		Donal L. Mulligan
	President, CEO and		Board of Directors
	Board of Directors	Date	February 27, 2018
Date	February 27, 2018

By	/s/ Thomas Paulson	By	/s/ Steven A. Sonnenberg
	Thomas Paulson		Steven A. Sonnenberg
	Senior Vice President and Chief Financial Officer		Board of Directors
	(Principal Financial and Accounting Officer)	Date	February 27, 2018
Date	February 27, 2018

By	/s/ Azita Arvani	By	/s/ David S. Wichmann
	Azita Arvani		David S. Wichmann
	Board of Directors		Board of Directors
Date	February 27, 2018	Date	February 27, 2018

By	/s/ William F. Austen	By	/s/ David Windley
	William F. Austen		David Windley
	Board of Directors		Board of Directors
Date	February 27, 2018	Date	February 27, 2018

By	/s/ Carol S. Eicher
Carol S. Eicher
Board of Directors
Date	February 27, 2018