Form 10-Q
period 2018-03-31
TENNANT CO
filed 2018-05-01
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of April 16, 2018, there were 17,981,867 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(In thousands, except shares and per share data)	March 31
	2018	2017
Net Sales	$272,847	$191,059
Cost of Sales	162,210	111,323
Gross Profit	110,637	79,736

Operating Expense:
Research and Development Expense	7,996	8,446
Selling and Administrative Expense	92,269	73,956
Total Operating Expense	100,265	82,402
Profit (Loss) from Operations	10,372	(2,666)

Other Income (Expense):
Interest Income	749	84
Interest Expense	(5,745)	(794)
Net Foreign Currency Transaction Losses	(749)	(1,197)
Other (Expense) Income, Net	(250)	32
Total Other Expense, Net	(5,995)	(1,875)

Profit (Loss) Before Income Taxes	4,377	(4,541)
Income Tax Expense (Benefit)	1,077	(584)
Net Earnings (Loss) Including Noncontrolling Interest	3,300	(3,957)
Net Earnings Attributable to Noncontrolling Interest	26	—
Net Earnings (Loss) Attributable to Tennant Company	$3,274	$(3,957)

Net Earnings (Loss) Attributable to Tennant Company per Share:
Basic	$0.18	$(0.22)
Diluted	$0.18	$(0.22)

Weighted Average Shares Outstanding:
Basic	17,790,989	17,596,546
Diluted	18,245,359	17,596,546

Cash Dividend Declared per Common Share	$0.21	$0.21

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2018	2017
Net Earnings (Loss) Including Noncontrolling Interest	$3,300	$(3,957)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	8,381	2,400
Pension and retiree medical benefits	82	10
Cash flow hedge	(2,715)	(73)
Income Taxes:
Foreign currency translation adjustments	(17)	—
Pension and retiree medical benefits	(151)	(18)
Cash flow hedge	(501)	27
Total Other Comprehensive Income, net of tax	5,079	2,346

Total Comprehensive Income (Loss) Including Noncontrolling Interest	8,379	(1,611)
Comprehensive Income Attributable to Noncontrolling Interest	26	—
Comprehensive Income (Loss) Attributable to Tennant Company	$8,353	$(1,611)
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except shares and per share data)	2018	2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$54,001	$58,398
Restricted Cash	645	653
Accounts Receivable, less Allowances of $2,706 and $3,241, respectively	212,265	209,516
Inventories	140,290	127,694
Prepaid Expenses	21,537	19,351
Other Current Assets	5,942	7,503
Total Current Assets	434,680	423,115
Property, Plant and Equipment	387,130	382,768
Accumulated Depreciation	(209,204)	(202,750)
Property, Plant and Equipment, Net	177,926	180,018
Deferred Income Taxes	14,832	11,134
Goodwill	196,165	186,044
Intangible Assets, Net	172,297	172,347
Other Assets	20,002	21,319
Total Assets	$1,015,902	$993,977
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$30,902	$30,883
Accounts Payable	102,702	96,082
Employee Compensation and Benefits	34,674	37,257
Income Taxes Payable	2,800	2,838
Other Current Liabilities	70,293	69,447
Total Current Liabilities	241,371	236,507
Long-Term Liabilities:
Long-Term Debt	342,420	345,956
Employee-Related Benefits	23,394	23,867
Deferred Income Taxes	53,412	53,225
Other Liabilities	47,934	35,948
Total Long-Term Liabilities	467,160	458,996
Total Liabilities	708,531	695,503
Commitments and Contingencies (Note 13)
Equity:
Common Stock, $0.375 par value; 60,000,000 shares authorized; 17,910,440 and 17,881,177 shares issued and outstanding, respectively	6,717	6,705
Additional Paid-In Capital	18,295	15,089
Retained Earnings	297,717	297,032
Accumulated Other Comprehensive Loss	(17,244)	(22,323)
Total Tennant Company Shareholders' Equity	305,485	296,503
Noncontrolling Interest	1,886	1,971
Total Equity	307,371	298,474
Total Liabilities and Total Equity	$1,015,902	$993,977
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2018	2017
OPERATING ACTIVITIES
Net Earnings (Loss) Including Noncontrolling Interest	$3,300	$(3,957)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	7,708	4,493
Amortization of Intangible Assets	5,838	244
Amortization of Debt Issuance Costs	501	—
Deferred Income Taxes	(3,151)	(2,650)
Share-Based Compensation Expense	2,748	2,573
Allowance for Doubtful Accounts and Returns	723	251
Other, Net	137	18
Changes in Operating Assets and Liabilities, Net of Assets Acquired:
Receivables, Net	(359)	12,419
Inventories	(10,787)	(8,631)
Accounts Payable	5,734	1,882
Employee Compensation and Benefits	(3,403)	(13,630)
Other Current Liabilities	(1,810)	1,699
Income Taxes	(217)	(1,513)
Other Assets and Liabilities	(1,423)	(4,307)
Net Cash Provided by (Used in) Operating Activities	5,539	(11,109)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(3,480)	(4,673)
Proceeds from Disposals of Property, Plant and Equipment	16	53
Proceeds from Principal Payments Received on Long-Term Note Receivable	167	—
Issuance of Long-Term Note Receivable	—	(1,500)
Acquisition of Business, Net of Cash Acquired	—	(304)
Purchase of Intangible Asset	(1,000)	(2,500)
Net Cash Used in Investing Activities	(4,297)	(8,924)
FINANCING ACTIVITIES
Proceeds from Issuance of Long-Term Debt	—	20,000
Payments of Long-Term Debt	(4,037)	(11,151)
Change in Capital Lease Obligations	81	—
Proceeds from Issuance of Common Stock	794	1,655
Dividends Paid	(3,758)	(3,722)
Net Cash (Used in) Provided by Financing Activities	(6,920)	6,782
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1,273	330
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(4,405)	(12,921)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	59,051	58,550
Cash, Cash Equivalents and Restricted Cash at End of Period	$54,646	$45,629

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$1,659	$3,289
Cash Paid for Interest	$1,023	$758
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$1,328	$1,582
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
These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our annual report on Form 10-K for the year ended December 31, 2017. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Revenue Recognition – Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products and services. Generally, these criteria are met at the time the product is shipped.
We also enter into contracts that can include combinations of products and services, which are generally capable of being distinct and are accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Further details regarding revenue recognition are discussed in Notes 2 and 3.
New Accounting Pronouncements – Further details regarding the adoption of new accounting standards are discussed in Note 2.
We documented the summary of significant accounting policies in the Notes to the Consolidated Financial Statements of our annual report on Form 10-K for the fiscal year ended December 31, 2017. Other than the accounting policies noted above, there have been no material changes to our accounting policies since the filing of that report.

2.	Newly Adopted Accounting Pronouncements
Revenue from Contracts with Customers
On January 1, 2018 we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all the related amendments (“new revenue standard”) to all contracts not completed at the date of initial application using the modified retrospective method. The cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings is not material to the company. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods, and there are no material differences between the reported results under the new revenue standard and those that would have been reported under legacy US GAAP.
The new revenue standard also required us to record a refund liability and a corresponding asset for our right to recover products from customers upon settling the refund liability to account for the transfer of products with a right of return. The impact of this provision of the new revenue standard is immaterial to our financial statements. The new revenue standard also provided additional clarity that resulted in a reclassification from Accounts Receivable to Other Current Liabilities to reflect a change in the presentation of our sales return reserves on the balance sheet, which were previously recorded net of Accounts Receivable. Provisions for estimated sales returns will continue to be recorded at the time the related revenue is recognized.

The reclassification from Accounts Receivable to Other Current Liabilities in accordance with the detail described above impacted the Condensed Consolidated Balance Sheet as of March 31, 2018, as follows (in thousands):

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
ASSETS
Accounts Receivable	$212,265	$211,204	$1,061
Total Current Assets	434,680	433,619	1,061
Total Assets	$1,015,902	$1,014,841	$1,061
LIABILITIES
Other Current Liabilities	$70,293	$69,232	$1,061
Total Current Liabilities	241,371	240,310	1,061
Total Liabilities	$708,531	$707,470	$1,061
For additional disclosures regarding the new revenue standard, see Note 3.
Intra-Entity Transfers of Assets Other than Inventory
On January 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The adoption of this ASU resulted in a $94 cumulative effect adjustment recorded in Retained Earnings as of the beginning of 2018 that reflects a $1,281 reduction in a long-term deferred charge, mostly offset by the establishment of a deferred tax asset of $1,187. The reduction in the long-term asset and establishment of the deferred tax asset impacted Other Assets and Deferred Income Taxes, respectively, on our Condensed Consolidated Balance Sheets.
Statement of Cash Flows – Restricted Cash
On January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires companies to explain the changes in the combined total of restricted and unrestricted balances in the Condensed Consolidated Statements of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the Condensed Consolidated Statements of Cash Flows. In accordance with the ASU, we adopted the standard on a retrospective basis to all periods presented.
The following table provides a reconciliation of Cash and Cash Equivalents and Restricted Cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

March 31,
2018
Cash and Cash Equivalents	$54,001
Restricted Cash	645
Total Cash, Cash Equivalents and Restricted Cash at end of period shown in the Condensed Consolidated Statements of Cash Flows	$54,646

Compensation – Retirement Benefits
On January 1, 2018, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires employers to report the service cost component of net periodic pension and postretirement benefit costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension and postretirement benefit costs are required to be presented in the income statement separately from the service cost component in nonoperating expenses. In accordance with the ASU, we adopted the standard on a retrospective basis to all periods presented. As a result, we reclassified $53 of net benefit credits from Selling and Administrative Expense to Other (Expense) Income, Net on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2017. The reclassification represents the other components of net periodic pension and postretirement benefit costs that are now presented in the Condensed Consolidated Statements of Operations separately from the service cost in Total Other Expense, Net. As a basis for the retrospective application of the ASU, we used the practical expedient that permits us to use the amounts disclosed for the various components of net benefit cost (credit) in Note 12.
Income Statement—Reporting Comprehensive Income
On January 1, 2018, we elected to adopt early ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The ASU gives companies the option to reclassify stranded tax effects caused by the newly-enacted legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act") from accumulated other comprehensive income to retained earnings. The adoption resulted in a $1,263 cumulative effect adjustment which increased Retained Earnings as of the beginning of 2018 and reduced the deferred income tax benefits in Accumulated Other Comprehensive Loss relating to cash flow hedges and pension and retiree medical benefits.
Income Taxes
In March 2018, we adopted ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU updates the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when the Tax Act was signed into law. Additional information regarding the adoption of this standard is contained in Note 15.

3.	Revenue from Contracts with Customers
Under the new revenue standard, revenue is recognized when control transfers under the terms of the contract with our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We do not account for shipping and handling as a distinct performance obligation as we generally perform shipping and handling activities after we transfer control of goods to the customer. Incidental items that are immaterial in the context of the contract are not recognized as a separate performance obligation. We do not have any significantly extended payment terms as payment is generally received within one year of the point of sale.
In general, we transfer control and recognize a sale at the point in time when products are shipped from our manufacturing facilities both direct to consumers and to distributors. Service revenue is recognized in the period the service is performed or ratably over the period of the related service contract. Consideration related to service contracts is deferred if the proceeds are received in advance of the satisfaction of the performance obligations and recognized over the contract period as the performance obligation is met. We use an output method to measure progress towards completion for certain prepaid service contracts, as this method appropriately depicts performance towards satisfaction of the performance obligations.
For contracts with multiple performance obligations (i.e., a product and service component), we allocate the transaction price to the performance obligations in proportion to their stand-alone selling prices. We use an observable price to determine the stand-alone selling price for separate performance obligations. When allocating on a relative stand-alone selling price basis, any discounts contained within the contract are allocated proportionately to all of the performance obligations in the contract.

Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the three months ended March 31, 2018 and 2017 (in thousands):
Net Sales by geographic area

	Three Months Ended
	March 31
	2018	2017
Americas	$162,638	$142,770
Europe, Middle East and Africa	88,816	33,276
Asia Pacific	21,393	15,013
Total	$272,847	$191,059
Net Sales are attributed to each geographic area based on the country from which the product was shipped and are net of intercompany sales.
Net Sales by groups of similar products and services

	Three Months Ended
	March 31
	2018	2017
Equipment	$172,074	$113,341
Parts and Consumables	57,441	42,803
Specialty Surface Coatings	6,455	6,681
Service and Other	36,877	28,234
Total	$272,847	$191,059
Net Sales by sales channel

	Three Months Ended
	March 31
	2018	2017
Sales Direct to Consumer	$178,710	$143,623
Sales to Distributors	94,137	47,436
Total	$272,847	$191,059
Contract Liabilities
Sales Returns
The right of return may exist explicitly or implicitly with our customers. When the right of return exists, we adjust the transaction price for the estimated effect of returns. We estimate the expected returns using the expected value method by assessing historical sales levels and the timing and magnitude of historical sales return levels as a percent of sales, and projecting this experience into the future.
Sales Incentives
Our sales contracts may contain various customer incentives, such as volume-based rebates or other promotions. We reduce the transaction price for certain customer programs and incentive offerings that represent variable consideration. Sales incentives given to our customers are recorded using the most likely amount approach for estimating the amount of consideration to which the company will be entitled. We forecast the most likely amount of the incentive to be paid at the time of sale, update this forecast quarterly, and adjust the transaction price accordingly to reflect the new amount of incentives expected to be earned by the customer. A majority of our customer incentives are settled within one year.
At March 31, 2018 and December 31, 2017, we reported $7,925 and $13,466, respectively, of volume-based rebates and other promotions in Other Current Liabilities on our Condensed Consolidated Balance Sheets. The change in the balance was primarily due to payments of rebates during the three months ended March 31, 2018.

Prepaid Service Contracts
We sell separately priced prepaid service contracts on our machines ranging from 12 months to 60 months. We receive payment at the inception of the contract and defer recognition of the consideration received because we have to satisfy future performance obligations. In circumstances where prepaid service contracts are bundled with machines, we use an observable price to determine stand-alone selling price for separate performance obligations. At December 31, 2017, $4,468 and $2,483 of unearned revenue associated with outstanding prepaid service contracts was reported in Other Current Liabilities and Other Liabilities, respectively, on our Condensed Consolidated Balance Sheets. During the three months ended March 31, 2018, we recognized $3,295 of revenue related to the satisfaction of performance obligations under the terms of these prepaid service contracts and deferred an additional $3,660 in additional prepayments representing our obligation to satisfy future performance obligations.
At March 31, 2018, $4,732 and $2,669 of unearned revenue associated with outstanding prepaid service contracts was reported in Other Current Liabilities and Other Liabilities, respectively, on our Condensed Consolidated Balance Sheet. Of this, we expect to recognize the following approximate amounts in Net Sales in the following periods:

Remaining 2018	$3,799
2019	1,835
2020	1,115
2021	416
2022	230
Thereafter	6
Total	$7,401
Practical Expedients and Exemptions
We generally expense the incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs relate primarily to sales commissions and are recorded in Selling and Administrative Expense in the Condensed Consolidated Statements of Operations.
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. In addition, we do not adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer, and when the customer pays for that good or service will be one year or less.

4.	Management Actions
During the first quarter of 2017, we implemented a restructuring action to better align our global resources and expense structure with a lower growth global economic environment. The pre-tax charge of $8,018, including other associated costs of $961, consisted primarily of severance and was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Operations. The charge impacted our Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) operating segments. The savings offset the pre-tax charge approximately one year from the date of the action. Additional costs will not be incurred related to this restructuring action.
During the fourth quarter of 2017, we implemented a restructuring action primarily driven by integration actions related to our acquisition of the IPC Group. The restructuring action consisted primarily of severance and included reductions in overall staffing to streamline and right-size the organization to support anticipated business requirements. The pre-tax charge of $2,501 was included within Selling and Administrative Expense in the Condensed Consolidated Statements of Operations. The charge impacted our Americas, EMEA and APAC operating segments. We believe the anticipated savings will offset the pre-tax charge in approximately one year from the date of the action. We do not expect additional costs will be incurred related to this restructuring action.

A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2017 restructuring actions	$9,558
Cash payments	(6,312)
Foreign currency adjustments	190
December 31, 2017 balance	$3,436
2018 utilization:
Cash payments	(714)
Foreign currency adjustments	104
March 31, 2018 balance	$2,826

5.	Acquisition
On April 6, 2017, we acquired the outstanding capital stock of IP Cleaning S.p.A. and its subsidiaries ("IPC Group") for a purchase price of $353,769, net of cash acquired of $8,804. The primary seller was Ambienta SGR S.p.A., a European private equity fund. IPC Group, based in Italy, is a designer and manufacturer of innovative professional cleaning equipment, cleaning tools and supplies. The acquisition strengthens our presence and market share in Europe and allows us to better leverage our EMEA cost structure. We funded the acquisition of IPC Group, along with related fees, including refinancing of existing debt, with funds raised through borrowings under a senior secured credit facility in an aggregate principal amount of $420,000. Further details regarding our acquisition financing arrangements are discussed in Note 8.
The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

ASSETS
Receivables	$39,984
Inventories	46,442
Other Current Assets	7,456
Assets Held for Sale	2,247
Property, Plant and Equipment	63,890
Intangible Assets Subject to Amortization:
Trade Name	26,753
Customer Lists	123,061
Technology	9,631
Other Assets	2,000
Total Identifiable Assets Acquired	321,464
LIABILITIES
Accounts Payable	32,227
Accrued Expenses	18,130
Deferred Income Taxes	56,950
Other Liabilities	10,964
Total Identifiable Liabilities Assumed	118,271
Net Identifiable Assets Acquired	203,193
Noncontrolling Interest	(1,896)
Goodwill	152,472
Total Purchase Price, net of Cash Acquired	$353,769

Based on the final fair value measurement of the assets acquired and liabilities assumed, we allocated $152,472 to goodwill for the expected synergies from combining IPC Group with our existing business. None of the goodwill is expected to be deductible for income tax purposes. In connection with the finalization of the fair value measurements, we recorded a measurement period adjustment, which increased goodwill by $4,627 with offsetting adjustments to various income tax assets and liabilities.
The final fair value of the acquired intangible assets is $159,445. The expected lives of the acquired amortizable intangible assets are approximately 15 years for customer lists, 10 years for trade names and 10 years for technology. Trade names are being amortized on a straight-line basis while the customer lists and technology are being amortized on an accelerated basis. We recorded amortization expense of $5,537 in Selling and Administrative Expense on our Condensed Consolidated Statements of Operations for these acquired intangible assets for the three months ended March 31, 2018.
The following unaudited pro forma financial information presents the combined results of operations of Tennant Company as if the 2017 acquisition of the IPC Group had occurred as of January 1, 2016. The unaudited pro forma financial information is presented for informational purposes only. It is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of fiscal 2016. No pro forma results are presented for the three months ended March 31, 2018 as the results of the acquired company are included in the actual three month results.
Pro Forma Financial Information (Unaudited)

Three Months Ended
(In thousands, except per share data)	March 31
2017
Net Sales
Pro forma	$245,120
As reported	191,059

Net Loss Attributable to Tennant Company
Pro forma	$(2,426)
As reported	(3,957)

Net Loss Attributable to Tennant Company per Share
Pro forma	$(0.14)
As reported	(0.22)
The unaudited pro forma financial information above gives effect to the following:

•	incremental depreciation and amortization expense related to the fair value of the property, plant and equipment and identified intangible assets;

•	exclusion of the purchase accounting impact of the inventory step-up related to the sale of acquired inventory;

•	incremental interest expense related to additional debt used to finance the acquisition;

•	exclusion of non-recurring acquisition-related transaction and financing costs; and

•	pro forma adjustments tax affected based on the jurisdiction where the costs were incurred.

6.	Inventories
Inventories are valued at the lower of cost or market. Inventories at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Inventories carried at LIFO:
Finished goods	$47,131	$43,439
Raw materials, production parts and work-in-process	26,375	23,694
LIFO reserve	(28,788)	(28,429)
Total LIFO inventories	44,718	38,704
Inventories carried at FIFO:
Finished goods	55,747	54,161
Raw materials, production parts and work-in-process	39,825	34,829
Total FIFO inventories	95,572	88,990
Total inventories	$140,290	$127,694
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

7.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the three months ended March 31, 2018 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2017	$227,224	$(41,180)	$186,044
Purchase accounting adjustments	4,627	—	4,627
Foreign currency fluctuations	7,047	(1,553)	5,494
Balance as of March 31, 2018	$238,898	$(42,733)	$196,165
The balances of acquired Intangible Assets, excluding Goodwill, as of March 31, 2018 and December 31, 2017, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of March 31, 2018
Original cost	$154,096	$32,818	$15,894	$202,808
Accumulated amortization	(23,303)	(3,293)	(3,915)	(30,511)
Carrying value	$130,793	$29,525	$11,979	$172,297
Weighted average original life (in years)	15	10	11
Balance as of December 31, 2017
Original cost	$149,355	$31,968	$14,589	$195,912
Accumulated amortization	(17,870)	(2,436)	(3,259)	(23,565)
Carrying value	$131,485	$29,532	$11,330	$172,347
Weighted average original life (in years)	15	10	11
The purchase accounting adjustments during the first three months of 2018 were based on the fair value adjustments related to our acquisition of the IPC Group, as described further in Note 5.
During the first three months of 2018, we purchased a technology license for $1,000. The license was recorded in Intangible Assets, Net as technology on the Condensed Consolidated Balance Sheets as of March 31, 2018 .
Amortization expense on Intangible Assets for the three months ended March 31, 2018 and 2017 was $5,838 and $244, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2018	$17,115
2019	22,388
2020	20,853
2021	19,170
2022	16,928
Thereafter	75,843
Total	$172,297

8.	Debt
Financial Covenants
In 2017, the Company and certain of our foreign subsidiaries entered into a Credit Agreement (the "2017 Credit Agreement) with JPMorgan, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Wells Fargo, National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents, and the lenders (including JPMorgan) from time to time party thereto.
The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the company’s ability to incur indebtedness and liens and merge or consolidate with another entity. The 2017 Credit Agreement also contains financial covenants, requiring us to maintain a ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.00 to 1, as well as requiring us to maintain a ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the quarter ended March 31, 2018. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net indebtedness to Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. We were in compliance with our financial covenants at March 31, 2018.
We will be required to repay the senior credit agreement with 25% to 50% of our excess cash flow from the preceding fiscal year, as defined in the agreement, unless our net leverage ratio for such preceding fiscal year is less than or equal to 3.00 to 1, which will be first measured using our fiscal year ended December 31, 2018.
Our Senior Notes also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.
Registration Rights Agreement
In connection with the issuance and sale of the Senior Notes, the company entered into a Registration Rights Agreement, dated April 18, 2017, among the company, the Guarantors and Goldman, Sachs & Co. and J.P. Morgan Securities LLC (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the company agreed (1) to use its commercially reasonable efforts to consummate an exchange offer to exchange the Senior Notes for new registered notes (the “Exchange Notes”), with terms substantially identical in all material respects with the Senior Notes (except that the Exchange Notes will not contain terms with respect to additional interest, registration rights or transfer restrictions) and (2) if required, to have a shelf registration statement declared effective with respect to resales of the Senior Notes.
On January 22, 2018, we commenced the exchange offer required by the Registration Rights Agreement. The exchange offer closed on February 23, 2018. We will not incur any additional indebtedness as a result of the exchange offer. As a result, we are not required to pay additional interest on the Senior Notes.

Debt Outstanding
Debt outstanding at March 31 consisted of the following:

	March 31, 2018	December 31, 2017
Long-Term Debt:
Senior unsecured notes	$300,000	$300,000
Credit facility borrowings	76,000	80,000
Capital lease obligations	3,416	3,279
Total Long-Term Debt	379,416	383,279
Less: unamortized debt issuance costs	(6,094)	(6,440)
Less: current maturities of credit facility borrowings, net of debt issuance costs(1)	(29,460)	(29,413)
Less: current maturities of capital lease obligations(1)	(1,442)	(1,470)
Long-term portion	$342,420	$345,956

(1)
Current maturities of long-term debt include $30,000 of current maturities, less $540 of unamortized debt issuance costs, under our 2017 Credit Agreement and $1,442 of current maturities of capital lease obligations.

As of March 31, 2018, we had outstanding borrowings under our Senior Unsecured Notes of $300,000. We had outstanding borrowings under our 2017 Credit Agreement, totaling $56,000 under our term loan facility and $20,000 under our revolving facility, leaving $180,000 of unused borrowing capacity on our revolving facility. Although we are only required to make a minimum principal payment of $5,000 during the next year, we have both the intent and the ability to pay an additional $25,000 during the next year on our term loan facility. As such, we have classified $30,000 as current maturities of long-term debt. In addition, we had letters of credit and bank guarantees outstanding in the amount of $4,923, leaving approximately $175,077 of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the three months ended March 31, 2018 were $150. The overall weighted average cost of debt is approximately 5.2% and, net of a related cross-currency swap instrument, is approximately 4.3%. Further details regarding the cross-currency swap instrument are discussed in Note 10.

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
The changes in warranty reserves for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31
	2018	2017
Beginning balance	$12,676	$10,960
Additions charged to expense	3,334	2,072
Foreign currency fluctuations	86	50
Claims paid	(3,288)	(2,800)
Ending balance	$12,808	$10,282

10.	Derivatives
Hedge Accounting and Hedging Programs
We recognize all derivative instruments as either assets or liabilities in our Condensed Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Balance Sheet Hedging
Hedges of Foreign Currency Assets and Liabilities
We hedge portions of our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. At March 31, 2018 and December 31, 2017, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $56,269 and $60,858, respectively.
Cash Flow Hedging
Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $3,071 and $2,928 as of March 31, 2018 and December 31, 2017, respectively. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $8,410 and $8,619 as of March 31, 2018 and December 31, 2017, respectively.
Foreign Currency Derivatives
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. We entered into Euro to U.S. dollar foreign exchange cross currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We enter into these foreign exchange cross currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross currency swaps are designated as cash flow hedges. The hedged cash flows as of March 31, 2018 and December 31, 2017 included €179,400 and €181,200 of total notional values, respectively. As of March 31, 2018 the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €29,400. The scheduled maturity and principal payment of the loan and related swaps of €150,000 are due in April 2022.
The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)	$160	$—	$86	$—
Foreign currency forward contracts(1)	5,590	41,224	7,218	34,961
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	$515	$1,364	$442	$425

(1)
Contracts that mature within the next 12 months are included in Other Current Assets and Other Current Liabilities for asset derivatives and liabilities derivatives, respectively, on our Condensed Consolidated Balance Sheets. Contracts with maturities greater than 12 months are included in Other Assets and Other Liabilities for asset derivatives and liability derivatives, respectively, in our Condensed Consolidated Balance Sheets. Amounts included in our Condensed Consolidated Balance Sheets are recorded net where a right of offset exists with the same derivative counterparty.

As of March 31, 2018, we anticipate reclassifying approximately $1,716 of losses from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 was as follows:

	Three Months Ended
	March 31, 2018
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in Other Comprehensive Income (Loss), net of tax(1)	$16	$(5,697)
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	(41)	(14)
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	391
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction Losses	—	(3,927)
Net gain recognized in earnings(2)	7	3
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(3)	$—	$(1,378)
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 was as follows:

	Three Months Ended
	March 31, 2017
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive Income (Loss), net of tax(1)	$(90)	$(17)
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	(42)	(19)
Net (loss) gain recognized in earnings(2)	(1)	2
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(3)	$(1,132)	$(1,368)

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive Income (Loss).

(2)	Ineffective portion and amount excluded from effectiveness testing classified in Net Foreign Currency Transaction Losses.

(3)	Classified in Net Foreign Currency Transaction Losses.

11.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at March 31, 2018 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$6,105	$—	$6,105	$—
Foreign currency option contracts	160	—	160	—
Total Assets	$6,265	$—	$6,265	$—
Liabilities:
Foreign currency forward exchange contracts	$42,588	$—	$42,588	$—
Total Liabilities	$42,588	$—	$42,588	$—
Our population of assets and liabilities subject to fair value measurements at December 31, 2017 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$7,660	$—	$7,660	$—
Foreign currency option contracts	86	—	86	—
Total Assets	$7,746	$—	$7,746	$—
Liabilities:
Foreign currency forward exchange contracts	$35,386	$—	$35,386	$—
Total Liabilities	$35,386	$—	$35,386	$—
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
From time to time, we measure certain assets at fair value on a non-recurring basis, including evaluation of long-lived assets, goodwill and other intangible assets, as part of a business acquisition. These assets are measured and recognized at amounts equal to the fair value determined as of the date of acquisition. Fair value valuations are based on the information available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by us. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of assets and liabilities assumed as part of a business acquisition are based on valuations involving significant unobservable inputs, or Level 3, in the fair value hierarchy.

These assets are also subject to periodic impairment testing by comparing the respective carrying value of each asset to the estimated fair value of the reporting unit or asset group in which they reside. In the event we determine these assets to be impaired, we would recognize an impairment loss equal to the amount by which the carrying value of the reporting unit, impairment asset or asset group exceeds its estimated fair value. These periodic impairment tests utilize company-specific assumptions involving unobservable inputs, or Level 3, in the fair value hierarchy.

12.	Retirement Benefit Plans
Our defined benefit pension plans and postretirement medical plan are described in Note 13 of our annual report on Form 10-K for the year ended December 31, 2017. We have contributed $114 and $269 during the first quarter of 2018 to our pension plans and postretirement medical plan, respectively.
The components of the net periodic (benefit) cost for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$37	$24	$14	$20
Interest cost	11	390	71	90	75	91
Expected return on plan assets	—	(585)	(109)	(96)	—	—
Amortization of net actuarial loss	13	10	—	—	—	—
Amortization of prior service cost	—	—	74	47	—	—
Foreign currency	—	—	(71)	(5)	—	—
Net periodic cost (benefit)	24	(185)	2	60	89	111
Settlement charge	50	—	—	—	—	—
Net benefit cost (credit)	$74	$(185)	$2	$60	$89	$111

13.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of March 31, 2018, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $13,721, of which we have guaranteed $11,228. As of March 31, 2018, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $362 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

14.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	March 31, 2018	December 31, 2017
Foreign currency translation adjustments	$(7,414)	$(15,778)
Pension and retiree medical benefits	(1,679)	(1,610)
Cash flow hedge	(8,151)	(4,935)
Total Accumulated Other Comprehensive Loss	$(17,244)	$(22,323)

The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Cash Flow Hedge	Total
December 31, 2017	$(15,778)	$(1,610)	$(4,935)	$(22,323)
Other comprehensive income (loss) before reclassifications	8,364	19	(5,681)	2,702
Amounts reclassified from Accumulated Other Comprehensive Loss	—	49	3,591	3,640
Adjustments to Accumulated Other Comprehensive Loss for disproportionate income tax effects recognized from the adoption of ASU 2018-02	—	(137)	(1,126)	(1,263)
Net current period other comprehensive income (loss)	8,364	(69)	(3,216)	5,079
March 31, 2018	$(7,414)	$(1,679)	$(8,151)	$(17,244)

15.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2014 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2013.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $7,032 for unrecognized tax benefits as of March 31, 2018, there was approximately $567 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2018 was $6,863. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
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
On December 22, 2017, the Tax Act was signed into law. The Tax Act made broad and complex changes to the U.S. tax code which includes a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, accelerated expensing of qualified capital investments for a specific period, limitations of the deductibility of interest expense and executive compensation, and a transition from a worldwide to a territorial tax system, which requires companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries that is payable over eight years.
ASC 740, Income Taxes, requires a company to record the effects of a tax law change in the period of enactment. ASU 2018-05 allows a company to record a provisional amount when it does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.
We recorded income tax expense of $1,077 in the first quarter of 2018, or 24.6% of earnings before income taxes. This amount reflects the estimated impacts of requiring a current inclusion in U.S. federal income of certain earnings of controlled foreign corporations, allowing a domestic corporation an immediate deduction in the U.S. taxable income for a portion of its foreign-derived intangible income, the base erosion anti-abuse tax, and limitations on the deductibility of executive compensation. These estimates had an immaterial impact on our effective income tax rate for 2018. We anticipate additional IRS guidance relative to the impacts of the Tax Act will be forthcoming throughout 2018.

16.	Share-Based Compensation
Our share-based compensation plans are described in Note 17 of our annual report on Form 10-K for the year ended December 31, 2017. During the three months ended March 31, 2018 and 2017, we recognized total Share-Based Compensation Expense of $2,748 and $2,573, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the three months ended March 31, 2018 and 2017 was $27 and $402, respectively.

During the first three months of 2018, we issued 16,377 restricted shares. The weighted average grant date fair value of each share awarded was $67.70. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the three months ended March 31, 2018 and 2017 was $794 and $625, respectively.

17.	Earnings (Loss) Attributable to Tennant Company Per Share
The computations of Basic and Diluted Earnings (Loss) per Share were as follows:

	Three Months Ended
	March 31
	2018	2017
Numerator:
Net Earnings (Loss) Attributable to Tennant Company	$3,274	$(3,957)
Denominator:
Basic - Weighted Average Shares Outstanding	17,790,989	17,596,546
Effect of dilutive securities:
Share-based compensation plans	454,370	—
Diluted - Weighted Average Shares Outstanding	18,245,359	17,596,546
Basic Earnings (Loss) per Share	$0.18	$(0.22)
Diluted Earnings (Loss) per Share	$0.18	$(0.22)

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 291,622 and 663,306 shares of common stock during the three months ended March 31, 2018 and 2017, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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
Further disclosures regarding our net sales by geographic area are discussed in Note 3.

19.	Separate Financial Information of Guarantor Subsidiaries
The following condensed consolidated guarantor financial information is presented to comply with the requirements of Rule 3-10 of Regulation S-X.
In 2017, we issued and sold $300,000 in aggregate principal amount of our 5.625% Senior Notes due 2025 (the "Notes), pursuant to an Indenture, dated as of April 18, 2017, among the company, the Guarantors (as defined below), and Wells Fargo Bank, National Association, a national banking association, as trustee. The Notes are unconditionally and jointly and severally guaranteed by Tennant Coatings, Inc. and Tennant Sales and Service Company (collectively, the "Guarantors"), which are wholly-owned subsidiaries of the company.
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

The following condensed consolidated financial information presents the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for each of the three months ended March 31, 2018 and March 31, 2017, the related Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, and the related Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017, of Tennant Company ("Parent"), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and elimination entries necessary to consolidate the Parent with the Guarantor and Non-Guarantor Subsidiaries. The following condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the company and notes thereto of which this note is an integral part.

Condensed Consolidated Statement of Operations
For the three months ended March 31, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$113,690	$148,433	$140,395	$(129,671)	$272,847
Cost of Sales	77,231	123,125	90,245	(128,391)	162,210
Gross Profit	36,459	25,308	50,150	(1,280)	110,637

Operating Expense:
Research and Development Expense	6,107	204	1,685	—	7,996
Selling and Administrative Expense	29,088	19,717	43,464	—	92,269
Total Operating Expense	35,195	19,921	45,149	—	100,265
Profit from Operations	1,264	5,387	5,001	(1,280)	10,372

Other Income (Expense):
Equity in Earnings of Affiliates	4,375	506	2,647	(7,528)	—
Interest (Expense) Income, Net	(5,108)	—	121	(9)	(4,996)
Intercompany Interest Income (Expense)	3,725	(1,422)	(2,303)	—	—
Net Foreign Currency Transaction Gains (Losses)	354	(1)	(1,102)	—	(749)
Other (Expense) Income, Net	(233)	(591)	598	(24)	(250)
Total Other Income (Expense), Net	3,113	(1,508)	(39)	(7,561)	(5,995)

Profit (Loss) Before Income Taxes	4,377	3,879	4,962	(8,841)	4,377
Income Tax Expense (Benefit)	1,077	899	1,589	(2,488)	1,077
Net Earnings (Loss) Including Noncontrolling Interest	3,300	2,980	3,373	(6,353)	3,300
Net Earnings Attributable to Noncontrolling Interest	26	—	26	(26)	26
Net Earnings (Loss) Attributable to Tennant Company	$3,274	$2,980	$3,347	$(6,327)	$3,274

Condensed Consolidated Statement of Operations
For the three months ended March 31, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$105,705	$139,080	$68,834	$(122,560)	$191,059
Cost of Sales	71,597	112,732	48,582	(121,588)	111,323
Gross Profit	34,108	26,348	20,252	(972)	79,736

Operating Expense:
Research and Development Expense	7,946	87	413	—	8,446
Selling and Administrative Expense	32,064	20,072	21,820	—	73,956
Total Operating Expense	40,010	20,159	22,233	—	82,402
(Loss) Profit from Operations	(5,902)	6,189	(1,981)	(972)	(2,666)

Other Income (Expense):
Equity in Earnings of Affiliates	1,650	329	—	(1,979)	—
Interest (Expense) Income, Net	(764)	—	54	—	(710)
Intercompany Interest Income (Expense)	1,469	(1,428)	(41)	—	—
Net Foreign Currency Transaction (Losses) Gains	(837)	2	(362)	—	(1,197)
Other (Expense) Income, Net	(157)	(75)	264	—	32
Total Other Income (Expense), Net	1,361	(1,172)	(85)	(1,979)	(1,875)

(Loss) Profit Before Income Taxes	(4,541)	5,017	(2,066)	(2,951)	(4,541)
Income Tax (Benefit) Expense	(584)	1,571	(1,024)	(547)	(584)
Net (Loss) Earnings	$(3,957)	$3,446	$(1,042)	$(2,404)	$(3,957)

Condensed Consolidated Statement of Comprehensive Income
For the three months ended March 31, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings Including Noncontrolling Interest	$3,300	$2,980	$3,373	$(6,353)	$3,300
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	8,381	(164)	7,853	(7,689)	8,381
Pension and retiree medical benefits	82	—	19	(19)	82
Cash flow hedge	(2,715)	—	—	—	(2,715)
Income Taxes:
Foreign currency translation adjustments	(17)	—	(16)	16	(17)
Pension and retiree medical benefits	(151)	—	—	—	(151)
Cash flow hedge	(501)	—	—	—	(501)
Total Other Comprehensive Income, net of tax	5,079	(164)	7,856	(7,692)	5,079

Total Comprehensive Income Including Noncontrolling Interest	8,379	2,816	11,229	(14,045)	8,379
Comprehensive Income Attributable to Noncontrolling Interest	26	—	26	(26)	26
Comprehensive Income Attributable to Tennant Company	$8,353	$2,816	$11,203	$(14,019)	$8,353

Condensed Consolidated Statement of Comprehensive Income
For the three months ended March 31, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net (Loss) Earnings	$(3,957)	$3,446	$(1,042)	$(2,404)	$(3,957)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	2,400	101	(20,697)	20,596	2,400
Pension and retiree medical benefits	10	—	—	—	10
Cash flow hedge	(73)	—	—	—	(73)
Income Taxes:
Foreign currency translation adjustments	—	—	—	—	—
Pension and retiree medical benefits	(18)	—	(14)	14	(18)
Cash flow hedge	27	—	—	—	27
Total Other Comprehensive Income (Loss), net of tax	2,346	101	(20,711)	20,610	2,346
Comprehensive (Loss) Income	$(1,611)	$3,547	$(21,753)	$18,206	$(1,611)

Condensed Consolidated Balance Sheet
As of March 31, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash and Cash Equivalents	$14,767	$2,078	$37,156	$—	$54,001
Restricted Cash	—	—	645	—	645
Net Receivables	605	85,079	126,581	—	212,265
Intercompany Receivables	54,461	131,279	—	(185,740)	—
Inventories	32,287	16,076	102,161	(10,234)	140,290
Prepaid Expenses	11,781	275	9,481	—	21,537
Other Current Assets	3,864	404	1,674	—	5,942
Total Current Assets	117,765	235,191	277,698	(195,974)	434,680
Property, Plant and Equipment	224,426	12,738	149,966	—	387,130
Accumulated Depreciation	(148,975)	(6,502)	(53,727)	—	(209,204)
Property, Plant and Equipment, Net	75,451	6,236	96,239	—	177,926
Deferred Income Taxes	2,178	3,233	9,421	—	14,832
Investment in Affiliates	408,509	11,562	22,260	(442,331)	—
Intercompany Loans	314,905	—	3,690	(318,595)	—
Goodwill	12,869	1,739	181,557	—	196,165
Intangible Assets, Net	2,974	2,862	166,461	—	172,297
Other Assets	9,083	(427)	11,346	—	20,002
Total Assets	$943,734	$260,396	$768,672	$(956,900)	$1,015,902
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$29,460	$—	$1,442	$—	$30,902
Accounts Payable	42,583	4,029	56,090	—	102,702
Intercompany Payables	131,279	1,360	53,101	(185,740)	—
Employee Compensation and Benefits	8,976	8,194	17,504	—	34,674
Income Taxes Payable	341	—	2,459	—	2,800
Other Current Liabilities	27,447	10,780	32,066	—	70,293
Total Current Liabilities	240,086	24,363	162,662	(185,740)	241,371
Long-Term Liabilities:
Long-Term Debt	340,447	—	1,973	—	342,420
Intercompany Loans	3,690	128,000	186,905	(318,595)	—
Employee-Related Benefits	12,576	1,869	8,949	—	23,394
Deferred Income Taxes	—	—	53,412	—	53,412
Other Liabilities	39,564	2,669	5,701	—	47,934
Total Long-Term Liabilities	396,277	132,538	256,940	(318,595)	467,160
Total Liabilities	636,363	156,901	419,602	(504,335)	708,531
Equity:
Common Stock	6,717	—	11,131	(11,131)	6,717
Additional Paid-In Capital	18,295	77,551	384,460	(462,011)	18,295
Retained Earnings	297,717	26,777	(17,872)	(8,905)	297,717
Accumulated Other Comprehensive Loss	(17,244)	(833)	(30,535)	31,368	(17,244)
Total Tennant Company Shareholders' Equity	305,485	103,495	347,184	(450,679)	305,485
Noncontrolling Interest	1,886	—	1,886	(1,886)	1,886
Total Equity	307,371	103,495	349,070	(452,565)	307,371
Total Liabilities and Total Equity	$943,734	$260,396	$768,672	$(956,900)	$1,015,902

Condensed Consolidated Balance Sheet
As of December 31, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,469	$507	$39,422	$—	$58,398
Restricted Cash	—	—	653	—	653
Net Receivables	683	88,629	120,204	—	209,516
Intercompany Receivables	53,444	133,778	—	(187,222)	—
Inventories	29,450	12,695	94,542	(8,993)	127,694
Prepaid Expenses	8,774	1,172	9,405	—	19,351
Other Current Assets	4,030	—	3,473	—	7,503
Total Current Assets	114,850	236,781	267,699	(196,215)	423,115
Property, Plant and Equipment	225,064	12,155	145,549	—	382,768
Accumulated Depreciation	(146,320)	(6,333)	(50,097)	—	(202,750)
Property, Plant and Equipment, Net	78,744	5,822	95,452	—	180,018
Deferred Income Taxes	1,308	2,669	7,157	—	11,134
Investment in Affiliates	392,486	11,273	20,811	(424,570)	—
Intercompany Loans	304,822	—	4,983	(309,805)	—
Goodwill	12,869	1,739	171,436	—	186,044
Intangible Assets, Net	2,105	2,898	167,344	—	172,347
Other Assets	10,363	—	10,956	—	21,319
Total Assets	$917,547	$261,182	$745,838	$(930,590)	$993,977
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$29,413	$—	$1,470	$—	$30,883
Accounts Payable	39,927	3,018	53,137	—	96,082
Intercompany Payables	133,778	1,963	51,481	(187,222)	—
Employee Compensation and Benefits	8,311	10,355	18,591	—	37,257
Income Taxes Payable	366	—	2,472	—	2,838
Other Current Liabilities	20,183	15,760	33,504	—	69,447
Total Current Liabilities	231,978	31,096	160,655	(187,222)	236,507
Long-Term Liabilities:
Long-Term Debt	344,147	—	1,809	—	345,956
Intercompany Loans	—	128,000	181,805	(309,805)	—
Employee-Related Benefits	11,160	3,992	8,715	—	23,867
Deferred Income Taxes	—	—	53,225	—	53,225
Other Liabilities	31,788	2,483	1,677	—	35,948
Total Long-Term Liabilities	387,095	134,475	247,231	(309,805)	458,996
Total Liabilities	619,073	165,571	407,886	(497,027)	695,503
Equity:
Common Stock	6,705	—	11,131	(11,131)	6,705
Additional Paid-In Capital	15,089	72,483	384,460	(456,943)	15,089
Retained Earnings	297,032	23,797	(21,219)	(2,578)	297,032
Accumulated Other Comprehensive Loss	(22,323)	(669)	(38,391)	39,060	(22,323)
Total Tennant Company Shareholders' Equity	296,503	95,611	335,981	(431,592)	296,503
Noncontrolling Interest	1,971	—	1,971	(1,971)	1,971
Total Equity	298,474	95,611	337,952	(433,563)	298,474
Total Liabilities and Total Equity	$917,547	$261,182	$745,838	$(930,590)	$993,977

Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$5,815	$1,800	$(2,076)	$—	$5,539
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(342)	(229)	(2,909)	—	(3,480)
Proceeds from Disposals of Property, Plant and Equipment	11	—	5	—	16
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	—	167	—	167
Purchase of Intangible Asset	(1,000)	—	—	—	(1,000)
Loan (Payments) Borrowings from Subsidiaries	(1,294)	—	—	1,294	—
Net Cash Used in Investing Activities	(2,625)	(229)	(2,737)	1,294	(4,297)
FINANCING ACTIVITIES
Loan Borrowings (Payments) from Parent	—	—	1,294	(1,294)	—
Payments of Long-Term Debt	(4,000)	—	(37)	—	(4,037)
Change in Capital Lease Obligations	—	—	81	—	81
Proceeds from Issuances of Common Stock	794	—	—	—	794
Dividends Paid	(3,758)	—	—	—	(3,758)
Net Cash (Used in) Provided by Financing Activities	(6,964)	—	1,338	(1,294)	(6,920)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	72	—	1,201	—	1,273
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(3,702)	1,571	(2,274)	—	(4,405)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	18,469	507	40,075	—	59,051
Cash, Cash Equivalents and Restricted Cash at End of Period	$14,767	$2,078	$37,801	$—	$54,646

Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash (Used in) Provided by Operating Activities	$(14,063)	$438	$2,516	$—	$(11,109)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(1,188)	—	(3,485)	—	(4,673)
Proceeds from Disposals of Property, Plant and Equipment	6	—	47	—	53
Issuance of Long-Term Note Receivable	—	—	(1,500)	—	(1,500)
Acquisition of Business, Net of Cash Acquired	(304)	—	—	—	(304)
Purchase of Intangible Asset	(2,500)	—	—	—	(2,500)
Change in Investments in Subsidiaries	(3,500)	—	—	3,500	—
Net Cash Used in Investing Activities	(7,486)	—	(4,938)	3,500	(8,924)
FINANCING ACTIVITIES
Change in Subsidiary Equity	—	—	3,500	(3,500)	—
Proceeds from Issuance of Long-Term Debt	20,000	—	—	—	20,000
Payments of Long-Term Debt	(11,143)	—	(8)	—	(11,151)
Proceeds from Issuance of Common Stock	1,655	—	—	—	1,655
Dividends Paid	(3,722)	—	—	—	(3,722)
Net Cash Provided by Financing Activities	6,790	—	3,492	(3,500)	6,782
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(102)	—	432	—	330
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(14,861)	438	1,502	—	(12,921)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	38,484	226	19,840	—	58,550
Cash, Cash Equivalents and Restricted Cash at End of Period	$23,623	$664	$21,342	$—	$45,629

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Tennant Company is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, reduce environmental impact and help create a cleaner, safer, healthier world. Tennant is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products, including floor maintenance and outdoor cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, specialty surface coatings and asset management solutions. Tennant products are used in many types of environments, including retail establishments, distribution centers, factories and warehouses, public venues, such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. Customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

Historical Results
The following table compares the historical results of operations for the three months ended March 31, 2018 and 2017, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended
	March 31
	2018	%	2017	%
Net Sales	$272,847	100.0	$191,059	100.0
Cost of Sales	162,210	59.5	111,323	58.3
Gross Profit	110,637	40.5	79,736	41.7
Operating Expense:
Research and Development Expense	7,996	2.9	8,446	4.4
Selling and Administrative Expense	92,269	33.8	73,956	38.7
Total Operating Expense	100,265	36.7	82,402	43.1
Profit (Loss) from Operations	10,372	3.8	(2,666)	(1.4)
Other Income (Expense):
Interest Income	749	0.3	84	—
Interest Expense	(5,745)	(2.1)	(794)	(0.4)
Net Foreign Currency Transaction Losses	(749)	(0.3)	(1,197)	(0.6)
Other (Expense) Income, Net	(250)	(0.1)	32	—
Total Other Expense, Net	(5,995)	(2.2)	(1,875)	(1.0)
Profit (Loss) Before Income Taxes	4,377	1.6	(4,541)	(2.4)
Income Tax Expense (Benefit)	1,077	0.4	(584)	(0.3)
Net Earnings (Loss) Including Noncontrolling Interest	3,300	1.2	(3,957)	(2.1)
Net Earnings Attributable to Noncontrolling Interest	26	—	—	—
Net Earnings (Loss) Attributable to Tennant Company	$3,274	1.2	$(3,957)	(2.1)
Net Earnings (Loss) Attributable to Tennant Company per Share	$0.18		$(0.22)
Net Sales
Consolidated Net Sales for the first quarter of 2018 totaled $272.8 million, a 42.8% increase as compared to consolidated Net Sales of $191.1 million in the first quarter of 2017.
The components of the consolidated Net Sales change for the three months ended March 31, 2018 as compared to the same period in 2017 were as follows:

2018 v. 2017
Three Months Ended
March 31
Organic Growth:
Volume	5.0%
Price	1.5%
Organic Growth	6.5%
Foreign Currency	3.1%
Acquisitions	33.2%
Total	42.8%

The 42.8% increase in consolidated Net Sales in the first quarter of 2018 as compared to the same period in 2017 was driven by:

•	33.2% from the second quarter 2017 acquisition of the IPC Group.

•
An organic sales increase of approximately 6.5% which excludes the effects of foreign currency exchange and acquisitions, resulting from an approximate 5.0% volume increase and a 1.5% price increase. The volume increase was primarily due to increased sales of commercial equipment in the Americas and EMEA regions, mostly attributed to strong sales through strategic accounts in these regions. These regions also experienced increased sales of parts and consumables as well as higher service sales. Sales of new products introduced within the past three years totaled 44% of equipment revenue for the first quarter of 2018, compared to 42% in the 2017 first quarter. The price increase was the result of selling price increases which averaged 3% in most geographies, with an effective date of February 1, 2018. We expect the increase in selling prices to increase Net Sales in the range of 1% to 2% for the 2018 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

•	A favorable impact from foreign currency exchange of approximately 3.1%.
The following table sets forth the Net Sales by geographic area for the three months ended March 31, 2018 and 2017 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended
	March 31
	2018	2017	%
Americas	$162,638	$142,770	13.9
Europe, Middle East and Africa	88,816	33,276	166.9
Asia Pacific	21,393	15,013	42.5
Total	$272,847	$191,059	42.8
Americas
Net Sales in the Americas were $162.6 million for the first quarter of 2018, an increase of 13.9% from the first quarter of 2017. The direct impact of the second quarter 2017 acquisition of the IPC Group favorably impacted Net Sales by approximately 5.5%. In addition, a favorable direct impact of foreign currency translation exchange effects within the Americas impacted Net Sales by approximately 0.2% in the first quarter of 2018. As a result, organic sales growth in the Americas favorably impacted Net Sales by approximately 8.2% due to strong equipment sales in North America resulting from increased sales to strategic accounts, and broad based sales growth in Brazil. The Americas also experienced increased parts and service sales in the first quarter of 2018, primarily a result of improved productivity in our service organization.
Europe, Middle East and Africa
EMEA Net Sales were $88.8 million for the first quarter of 2018, an increase of 166.9% from the first quarter of 2017. The direct impact of the second quarter 2017 acquisition of the IPC Group favorably impacted Net Sales by approximately 150.0%. In addition, a favorable impact of foreign currency translation exchange effects within EMEA impacted Net Sales by approximately 14.8% in the first quarter of 2018. As a result, organic sales growth in EMEA favorably impacted Net Sales by approximately 2.1% due to strong sales growth in France, the Netherlands and Iberian markets from strong demand in both the direct and strategic account channels being partially offset by lower distribution sales in the Central and Eastern Europe/Middle East and Africa geographies.
Asia Pacific
APAC Net Sales were $21.4 million for the first quarter of 2018, an increase of 42.5% from the first quarter of 2017. The direct impact of the second quarter 2017 acquisition of the IPC Group favorably impacted Net Sales by approximately 37.1%. In addition, a favorable direct impact of foreign currency translation exchange effects within APAC impacted Net Sales by approximately 4.4% in the first quarter of 2018. As a result, organic sales growth in APAC favorably impacted Net Sales by approximately 1.0% due to sales growth in Australia from strong sales through the direct and strategic account channels.
Gross Profit
Gross Profit margin was 120 basis points lower in the first quarter of 2018 compared to the first quarter of 2017. Gross Profit margin was unfavorably impacted by mix of sales from the IPC Group, which negatively impacted the margin rate by approximately 66 basis points and a 40 basis point negative impact from an inventory write down related to our Coatings business. In addition, the gross margin rate was unfavorably impacted by mix of sales by channel and region, primarily resulting from higher sales through the strategic account channel in North America and EMEA. These decreases were partially offset by improved operational performance in both manufacturing and service.

Operating Expense
Research & Development Expense
Research and Development ("R&D") expense as a percentage of Net Sales was 2.9% for the first quarter of 2018. We continue to invest in developing innovative products and technologies and the advancement of detergent-free products, fleet management and other sustainable technologies. New products and product variants launched in the first quarter of 2018 included the T600 series of scrubbers. Later in 2018, we plan to introduce our first autonomous floor care machine.
R&D Expense decreased $0.5 million, or 5.3%, in the first quarter of 2018 as compared to the first quarter of 2017. As a percentage of Net Sales, R&D Expense for the first quarter of 2018 decreased 150 basis points compared to the first quarter of 2017. The decrease in R&D spending was primarily due to project spending in 2018 primarily resulting from the announcement of the company's strategic relationship with Brain Corp. to accelerate development of the company's autonomous floor cleaning technology. We expect the full year spending for R&D to be in the range of 3.0% to 3.5% of net sales.
Selling & Administrative Expense
Selling and Administrative Expense ("S&A Expense") for the first quarter of 2018 increased by $18.3 million, or 24.8%, compared to the first quarter of 2017. As a percentage of Net Sales, S&A Expense for the first quarter of 2018 decreased 490 basis points to 33.8% from 38.7% in the first quarter of 2017.
The decrease in S&A Expense as a percentage of Net Sales for the first quarter of 2018 compared to the same period in the prior year was primarily due to an $8.0 million restructuring charge, or 420 basis points, and $2.9 million of acquisition related costs related to our acquisition of the IPC Group, or 150 basis points, taken in our 2017 first quarter S&A Expense that did not repeat in the first quarter of 2018.
The favorable impact from these costs was partially offset by the unfavorable impacts resulting from $5.5 million, or 200 basis points, and $1.0 million, or 40 basis points, of amortization expense and acquisition costs, respectively, related to our acquisition of the IPC Group. In addition, S&A Expense for the first quarter of 2018 was unfavorably impacted by $1.2 million, or 50 basis points, of costs incurred for non-operational professional service fees.
Excluding these costs, S&A Expense as a percentage of Net Sales was 200 basis points lower in the first quarter of 2018 compared to the first quarter of 2017 due primarily to our continued balance of disciplined spending control with investments in key growth initiatives.
Profit (Loss) from Operations
Operating Profit for the first quarter of 2018 was $10.4 million, or 3.8% of Net Sales, compared to an Operating Loss of $2.7 million, or (1.4)% of Net Sales, in the first quarter of 2017.

Operating Profit for the first quarter of 2018 was $13.0 million higher than the Operating Loss recorded in the first quarter of 2017 due primarily to the $8.0 million restructuring charge taken in our 2017 first quarter that did not repeat in the first quarter of 2018 and $2.9 million of acquisition costs related to our acquisition of the IPC Group that were included in S&A Expense for the first quarter of 2017. In addition, Operating Profit for the first quarter of 2018 was favorably impacted by operating profit obtained from the IPC acquisition, reduced expenses resulting from our 2017 restructuring charges and tight management of controllable costs. The favorable impact from these costs were partially offset by $5.5 million and $1.0 million of amortization expense and acquisition costs, respectively, related to our acquisition of the IPC Group and $1.2 million of costs incurred for non-operational professional service fees.
Total Other Expense, Net
Interest Income
Interest Income was $0.7 million in the first quarter of 2018 compared to Interest Income of $0.1 million in the first quarter of 2017. The increase in the first quarter of 2018 was primarily due to interest income related to foreign currency swap activities.
Interest Expense
Interest Expense in the first quarter of 2018 was $5.7 million compared to $0.8 million in the first quarter of 2017. The higher Interest Expense in the first quarter of 2018 was primarily due to carrying a higher level of debt on our Condensed Consolidated Balance Sheets as a result of our acquisition of the IPC Group in the second quarter of 2017.

Net Foreign Currency Transaction Losses
Net Foreign Currency Transaction Losses in the first quarter of 2018 were $0.7 million compared to Net Foreign Currency Transaction Losses of $1.2 million in the first quarter of 2017. The unfavorable change in the impact from foreign currency transactions in the first quarter 2018 was primarily due to fluctuations in foreign currency rates, specifically between the Euro, Mexican peso and U.S. dollar, and settlements of transactional hedging activity in the normal course of business. The foreign currency loss in the first quarter of 2017 was primarily due to a $1.1 million mark-to-market adjustment of a foreign exchange call option held in connection with our acquisition of IPC Group in April 2017.
Other (Expense) Income, Net
There was no significant change in Other (Expense) Income, Net in the first quarter 2018 compared to the same period in 2017.
Profit (Loss) Before Income Taxes
Profit Before Income Taxes for the first quarter of 2018 increased $8.9 million compared to the first quarter of 2017. The increase resulted from higher operating profit, partially offset by higher interest expense.
Income Taxes
The effective tax rate in the first quarter of 2018 was 24.6%, as compared to the effective tax rate in the first quarter of the prior year of 12.9%.
The net tax benefit for the first quarter of 2017 included a $2.2 million tax benefit associated with an $8.0 million restructuring charge and a $0.4 million tax benefit associated with $4.0 million of acquisition costs and financing costs related to the IPC Group acquisition. Excluding these items, the first quarter 2017 overall effective tax rate would have been 27.7%.
The decrease in the overall effective tax rate to 24.6% in 2018 compared to 27.7% in 2017, excluding special items, was primarily related to the mix in expected full year taxable earnings by country and to the reduction in the U.S. federal income tax rate in the Tax Act.
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
Net Earnings (Loss) and Earnings (Loss) Per Share
Net Earnings (Loss) for the first quarter of 2018 were $3.3 million, or $0.18 per diluted share, compared to $(4.0) million, or $(0.22) per diluted share, for the first quarter of 2017. Net Earnings (Loss) were impact by:

•	an increase in Net Sales of 42.8% in the first quarter of 2018 compared to the first quarter of 2017;

•	gross profit margin decline of 120 basis points in the first quarter of 2018 compared to the first quarter of 2017;

•	a 490 basis point decrease in S&A Expense as a percentage of Net Sales in the first quarter of 2018 compared to the first quarter of 2017; and

•	an unfavorable impact of $5.0 million from Interest Expense in the first quarter of 2018 compared to the first quarter of 2017.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $54.0 million at March 31, 2018, as compared to $58.4 million as of December 31, 2017. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 1.8 as of March 31, 2018 and December 31, 2017, and our working capital was $193.3 million and $186.6 million, respectively. Our debt-to-capital ratio was 55.0% as of March 31, 2018, compared with 56.0% as of December 31, 2017.

Cash Flow Summary
Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	Three Months Ended
	March 31
	2018	2017
Operating Activities	$5,539	$(11,109)
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(3,464)	(4,620)
Proceeds from Principal Payments Received on Long-Term Note Receivable	167	—
Issuance of Long-Term Note Receivable	—	(1,500)
Acquisition of Business, Net of Cash Acquired	—	(304)
Purchase of Intangible Asset	(1,000)	(2,500)
Financing Activities	(6,920)	6,782
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1,273	330
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(4,405)	$(12,921)
Operating Activities
Operating Activities provided $5.5 million of cash for the three months ended March 31, 2018. Cash provided by operating activities was driven primarily by cash inflows from Adjusted Net Earnings of $17.8 million and an increase in Accounts Payable of $5.7 million resulting from timing of payments. These cash inflows were offset by cash outflows resulting from an increase in Inventories of $10.8 million to support future sales growth and a $3.4 million decrease in Employee Compensation and Benefits liabilities.
Operating Activities used $11.1 million of cash for the three months ended March 31, 2017. Cash used in operating activities was driven primarily by a decrease in Employee Compensation and Benefits of $13.6 million due to payment of accrued employee incentives and an increase in Inventories of $8.6 million to support anticipated revenue growth. These cash outflows were partially offset by cash inflows resulting from a decrease in Accounts Receivable of $12.4 million resulting from higher sales levels, the variety of payment terms offered and mix of business.
Two metrics used by management to evaluate how effectively we utilize our net assets are "Accounts Receivable Days Sales Outstanding ("DSO") and "Days Inventory on Hand" ("DIOH"), on a first-in, first-out ("FIFO") basis. The metrics are calculated on a rolling three month basis in order to more readily reflect changing trends in the business. These metrics for the quarters ended March 31, 2018 and December 31, 2017 were as follows (in days):

	March 31, 2018	December 31, 2017
DSO	65	63
DIOH	98	96
As of March 31, 2018, DSO increased two days as compared to December 31, 2017 primarily due to mix of business, partially offset by the trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
As of March 31, 2018, DIOH increased two days as compared to December 31, 2017 primarily due to increased levels of inventory in support of higher anticipated sales levels and launches of new products.
Investing Activities
Investing activities during the three months ended March 31, 2018 used $4.3 million. We used $3.5 million for net capital expenditures. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development and manufacturing equipment. We also used $1.0 million to purchase a technology license.

Investing activities during the three months ended March 31, 2017 used $8.9 million. We used $4.6 million and $2.5 million for net capital expenditures and for the purchase of the distribution rights to sell the i-mop, respectively. We also used $1.5 million as a result of a loan to i-team North America B.V., a joint venture that operates as the distributor of the i-mop in North America. In addition, we used $0.3 million in relation to our final installment payment for the acquisition of the Florock brand. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development and manufacturing equipment.
Financing Activities
Net cash used in financing activities was $6.9 million during the first three months of 2018. Dividend payments used $3.8 million and the payments of Long-Term Debt used $4.0 million, partially offset by proceeds from the issuance of Common Stock of $0.8 million.
Net cash provided by financing activities was $6.8 million during the first three months of 2017. Proceeds from the incurrence of Long-Term Debt and the issuance of Common Stock provided $20.0 million and $1.7 million, respectively. These cash inflows were partially offset by cash outflows resulting from $11.2 million of Long-Term Debt payments and dividend payments of $3.7 million.
Newly Issued Accounting Guidance
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
Cautionary Statement Relevant to Forward-Looking Information
This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: our ability to effectively manage organizational changes; our ability to attract, retain and develop key personnel and create effective succession planning strategies; the competition in our business; fluctuations in the cost, quality, or availability of raw materials and purchased components; our ability to successfully upgrade and evolve our information technology systems; our ability to develop and commercialize new innovative products and services; our ability to integrate acquisitions, including IPC; our ability to generate sufficient cash to satisfy our debt obligations; geopolitical and economic uncertainty throughout the world; our ability to successfully protect our information technology systems from cyber security risks; the occurrence of a significant business interruption; our ability to comply with laws and regulations; the potential disruption of our business from actions of activist investors or others; the relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally; unforeseen product liability claims or product quality issues; and our internal control over financial reporting risks resulting from our acquisition of IPC. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A of this Form 10-Q.
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
There have been no material changes in our market risk since December 31, 2017. For additional information, refer to Item 7A of our 2017 annual report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
We are in the process of documenting, designing and implementing internal controls over financial reporting at our acquired entity, the IPC Group.
Other than the change described above, there were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material pending legal proceedings other than ordinary routine litigation incidental to our business.
Item 1A. Risk Factors
We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to our risk factors since the filing of that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 392,892 shares remaining under our prior repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of March 31, 2018, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.

For the Quarter Ended March 31, 2018	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2018	68	$72.65	—	1,393,965
February 1 - 28, 2018	3,903	67.70	—	1,393,965
March 1 - 31, 2018	1,253	66.07	1,073	1,392,892
Total	5,224	$67.37	1,073	1,392,892

(1)
Includes 4,151 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

Item 6.	Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Form 8-K dated December 14, 2010.
3iii	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Filed herewith electronically.
4.1	Indenture dated as of April 18, 2017	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 24, 2017.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017; (iii) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to the Condensed Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	May 1, 2018	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	May 1, 2018	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)