Form 10-Q
period 2018-06-30
TENNANT CO
filed 2018-08-01
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of July 25, 2018, there were 18,073,980 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except shares and per share data)	June 30		June 30
	2018	2017	2018	2017
Net Sales	$292,197	$270,791	$565,044	$461,850
Cost of Sales	173,398	166,237	335,608	277,560
Gross Profit	118,799	104,554	229,436	184,290

Operating Expense:
Research and Development Expense	7,906	7,886	15,902	16,332
Selling and Administrative Expense	91,864	87,326	184,133	161,282
Total Operating Expense	99,770	95,212	200,035	177,614
Profit from Operations	19,029	9,342	29,401	6,676

Other Income (Expense):
Interest Income	952	793	1,701	877
Interest Expense	(6,005)	(11,833)	(11,750)	(12,627)
Net Foreign Currency Transaction Losses	(337)	(336)	(1,086)	(1,533)
Other Expense, Net	(510)	(384)	(760)	(352)
Total Other Expense, Net	(5,900)	(11,760)	(11,895)	(13,635)

Profit (Loss) Before Income Taxes	13,129	(2,418)	17,506	(6,959)
Income Tax Expense (Benefit)	363	238	1,440	(346)
Net Earnings (Loss) Including Noncontrolling Interest	12,766	(2,656)	16,066	(6,613)
Net Earnings (Loss) Attributable to Noncontrolling Interest	22	(65)	48	(65)
Net Earnings (Loss) Attributable to Tennant Company	$12,744	$(2,591)	$16,018	$(6,548)

Net Earnings (Loss) Attributable to Tennant Company per Share:
Basic	$0.71	$(0.15)	$0.90	$(0.37)
Diluted	$0.69	$(0.15)	$0.88	$(0.37)

Weighted Average Shares Outstanding:
Basic	17,943,450	17,693,102	17,867,641	17,645,090
Diluted	18,371,538	17,693,102	18,303,960	17,645,090

Cash Dividend Declared per Common Share	$0.21	$0.21	$0.42	$0.42

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30		June 30
	2018	2017	2018	2017
Net Earnings (Loss) Including Noncontrolling Interest	$12,766	$(2,656)	$16,066	$(6,613)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(19,473)	13,640	(11,092)	16,040
Pension and retiree medical benefits	11	152	93	162
Cash flow hedge	1,376	(4,506)	(1,339)	(4,579)
Income Taxes:
Foreign currency translation adjustments	261	—	244	—
Pension and retiree medical benefits	(3)	(4)	(154)	(22)
Cash flow hedge	(319)	1,681	(820)	1,708
Total Other Comprehensive (Loss) Income, net of tax	(18,147)	10,963	(13,068)	13,309

Total Comprehensive (Loss) Income Including Noncontrolling Interest	(5,381)	8,307	2,998	6,696
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	22	(65)	48	(65)
Comprehensive (Loss) Income Attributable to Tennant Company	$(5,403)	$8,372	$2,950	$6,761
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except shares and per share data)	2018	2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$53,901	$58,398
Restricted Cash	543	653
Accounts Receivable, less Allowances of $2,655 and $3,241, respectively	215,323	209,516
Inventories	139,406	127,694
Prepaid Expenses	27,382	19,351
Other Current Assets	8,707	7,503
Total Current Assets	445,262	423,115
Property, Plant and Equipment	381,607	382,768
Accumulated Depreciation	(212,625)	(202,750)
Property, Plant and Equipment, Net	168,982	180,018
Deferred Income Taxes	13,721	11,134
Goodwill	185,715	186,044
Intangible Assets, Net	157,674	172,347
Other Assets	14,730	21,319
Total Assets	$986,084	$993,977
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$30,969	$30,883
Accounts Payable	103,602	96,082
Employee Compensation and Benefits	41,289	37,257
Income Taxes Payable	2,809	2,838
Other Current Liabilities	66,753	69,447
Total Current Liabilities	245,422	236,507
Long-Term Liabilities:
Long-Term Debt	328,699	345,956
Employee-Related Benefits	22,583	23,867
Deferred Income Taxes	50,444	53,225
Other Liabilities	36,739	35,948
Total Long-Term Liabilities	438,465	458,996
Total Liabilities	683,887	695,503
Commitments and Contingencies (Note 13)
Equity:
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,073,713 and 17,881,177 shares issued and outstanding, respectively	6,778	6,705
Additional Paid-In Capital	22,273	15,089
Retained Earnings	306,667	297,032
Accumulated Other Comprehensive Loss	(35,391)	(22,323)
Total Tennant Company Shareholders' Equity	300,327	296,503
Noncontrolling Interest	1,870	1,971
Total Equity	302,197	298,474
Total Liabilities and Total Equity	$986,084	$993,977
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In thousands)	June 30
	2018	2017
OPERATING ACTIVITIES
Net Earnings (Loss) Including Noncontrolling Interest	$16,066	$(6,613)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	16,340	11,043
Amortization of Intangible Assets	11,657	3,780
Amortization of Debt Issuance Costs	1,307	466
Debt Issuance Cost Charges Related to Short-Term Financing	—	6,200
Fair Value Step-Up Adjustment to Acquired Inventory	—	6,199
Deferred Income Taxes	(7,857)	(6,032)
Share-Based Compensation Expense	4,115	3,622
Allowance for Doubtful Accounts and Returns	940	697
Other, Net	280	64
Changes in Operating Assets and Liabilities, Net of Assets Acquired:
Receivables, Net	(6,832)	(6,016)
Inventories	(17,039)	(9,854)
Accounts Payable	9,827	6,190
Employee Compensation and Benefits	4,075	(8,262)
Other Current Liabilities	(3,772)	5,252
Income Taxes	(973)	(1,617)
Other Assets and Liabilities	(2,170)	(7,614)
Net Cash Provided by (Used in) Operating Activities	25,964	(2,495)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(7,726)	(9,145)
Proceeds from Disposals of Property, Plant and Equipment	102	2,428
Proceeds from Principal Payments Received on Long-Term Note Receivable	706	—
Issuance of Long-Term Note Receivable	—	(1,500)
Acquisition of Businesses, Net of Cash, Cash Equivalents and Restricted Cash Acquired	—	(353,535)
Purchase of Intangible Assets	(1,195)	(2,500)
Net Cash Used in Investing Activities	(8,113)	(364,252)
FINANCING ACTIVITIES
Proceeds from Short-Term Debt	—	300,000
Repayments of Short-Term Debt	—	(300,000)
Proceeds from Issuance of Long-Term Debt	—	440,000
Payments of Long-Term Debt	(18,133)	(58,471)
Payments of Debt Issuance Costs	—	(16,039)
Change in Capital Lease Obligations	59	—
Proceeds from Issuance of Common Stock	3,724	3,843
Dividends Paid	(7,553)	(7,463)
Net Cash (Used in) Provided by Financing Activities	(21,903)	361,870
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(555)	875
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(4,607)	(4,002)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	59,051	58,550
Cash, Cash Equivalents and Restricted Cash at End of Period	$54,444	$54,548

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$5,725	$4,851
Cash Paid for Interest	$10,230	$2,463
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$1,393	$1,440
Debt Issuance Costs Not Yet Paid, Recorded in Accounts Payable	$—	$417
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
Revenue from Contracts with Customers
On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all the related amendments (“new revenue standard”) to all contracts not completed at the date of initial application using the modified retrospective method. The cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings was not material to the company. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods, and there are no material differences between the reported results under the new revenue standard and those that would have been reported under legacy US GAAP.
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

The reclassification from Accounts Receivable to Other Current Liabilities in accordance with the detail described above impacted the Condensed Consolidated Balance Sheet as of June 30, 2018, as follows (in thousands):

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
ASSETS
Accounts Receivable	$215,323	$214,175	$1,148
Total Current Assets	445,262	444,114	1,148
Total Assets	$986,084	$984,936	$1,148
LIABILITIES
Other Current Liabilities	$66,753	$65,605	$1,148
Total Current Liabilities	245,422	244,274	1,148
Total Liabilities	$683,887	$682,739	$1,148
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
The following table provides a reconciliation of Cash and Cash Equivalents and Restricted Cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

June 30,
2018
Cash and Cash Equivalents	$53,901
Restricted Cash	543
Total Cash, Cash Equivalents and Restricted Cash at end of period shown in the Condensed Consolidated Statements of Cash Flows	$54,444

Compensation – Retirement Benefits
On January 1, 2018, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires employers to report the service cost component of net pension and postretirement benefit costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net pension and postretirement benefit costs are required to be presented in the Condensed Consolidated Statements of Operations separately from the service cost component in nonoperating expenses. In accordance with the ASU, we adopted the standard on a retrospective basis to all periods presented. As a result, we reclassified $187 and $134 of net benefit costs from Selling and Administrative Expense to Other Expense, Net on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017, respectively. The reclassification represents the other components of net pension and postretirement benefit costs that are now presented in the Condensed Consolidated Statements of Operations separately from the service cost in Total Other Expense, Net. As a basis for the retrospective application of the ASU, we used the practical expedient that permits us to use the amounts disclosed for the various components of net benefit cost in Note 12.
Income Statement—Reporting Comprehensive Income
On January 1, 2018, we elected to adopt early ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The ASU gives companies the option to reclassify stranded tax effects caused by the newly enacted legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act") from Accumulated Other Comprehensive Loss to Retained Earnings. The adoption resulted in a $1,263 cumulative effect adjustment which increased Retained Earnings as of the beginning of 2018 and reduced the deferred income tax benefits in Accumulated Other Comprehensive Loss relating to cash flow hedges and pension and retiree medical benefits.
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
Under the new revenue standard, revenue is recognized when control transfers under the terms of the contract with our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We do not account for shipping and handling as a distinct performance obligation as we generally perform shipping and handling activities after we transfer control of goods to the customer. We have elected to account for shipping and handling costs associated with outbound freight after control of goods has transferred to a customer as a fulfillment cost. Incidental items that are immaterial in the context of the contract are not recognized as a separate performance obligation. We do not have any significantly extended payment terms as payment is generally received within one year of the point of sale.
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

Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the three and six months ended June 30, 2018 and 2017 (in thousands):
Net Sales by geographic area

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Americas	$178,752	$169,146	$341,390	$311,916
Europe, Middle East and Africa	87,410	77,356	176,226	110,632
Asia Pacific	26,035	24,289	47,428	39,302
Total	$292,197	$270,791	$565,044	$461,850
Net Sales are attributed to each geographic area based on the end user country and are net of intercompany sales.
Net Sales by groups of similar products and services

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Equipment	$192,078	$176,767	$364,152	$290,108
Parts and Consumables	57,411	52,922	114,852	95,725
Specialty Surface Coatings	7,840	7,803	14,295	14,484
Service and Other	34,868	33,299	71,745	61,533
Total	$292,197	$270,791	$565,044	$461,850
Net Sales by sales channel

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Sales Direct to Consumer	$187,468	$174,426	$366,178	$318,049
Sales to Distributors	104,729	96,365	198,866	143,801
Total	$292,197	$270,791	$565,044	$461,850
Contract Liabilities
Sales Returns
The right of return may exist explicitly or implicitly with our customers. When the right of return exists, we adjust the transaction price for the estimated effect of returns. We estimate the expected returns using the expected value method by assessing historical sales levels and the timing and magnitude of historical sales return levels as a percent of sales and projecting this experience into the future.
Sales Incentives
Our sales contracts may contain various customer incentives, such as volume-based rebates or other promotions. We reduce the transaction price for certain customer programs and incentive offerings that represent variable consideration. Sales incentives given to our customers are recorded using the most likely amount approach for estimating the amount of consideration to which the company will be entitled. We forecast the most likely amount of the incentive to be paid at the time of sale, update this forecast quarterly, and adjust the transaction price accordingly to reflect the new amount of incentives expected to be earned by the customer. A majority of our customer incentives are settled within one year. We record our accruals for volume-based rebates and other promotions in Other Current Liabilities on our Condensed Consolidated Balance Sheets.

The change in our sales incentive accrual balance for the six months ended June 30, 2018 was as follows:

Six Months Ended
June 30
2018
Beginning balance	$13,466
Additions to sales incentive accrual	14,904
Contract payments	(16,785)
Foreign currency fluctuations	(195)
Ending balance	$11,390
Deferred Revenue
We sell separately priced prepaid contracts to our customers where we receive payment at the inception of the contract and defer recognition of the consideration received because we have to satisfy future performance obligations. Our deferred revenue balance is primarily attributed to prepaid maintenance contracts on our machines ranging from 12 months to 60 months. In circumstances where prepaid contracts are bundled with machines, we use an observable price to determine stand-alone selling price for separate performance obligations. At December 31, 2017, $5,304 and $2,483 of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Condensed Consolidated Balance Sheets.
The change in the deferred revenue balance for the six months ended June 30, 2018 was as follows:

Six Months Ended
June 30
2018
Beginning balance	$7,787
Increase in deferred revenue representing our obligation to satisfy future performance obligations	7,475
Decrease in deferred revenue for amounts recognized in Net Sales for satisfied performance obligations	(6,951)
Foreign currency fluctuations	(86)
Ending balance	$8,225
At June 30, 2018, $4,896 and $3,329 of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Condensed Consolidated Balance Sheet. Of this, we expect to recognize the following approximate amounts in Net Sales in the following periods:

Remaining 2018	$2,984
2019	3,092
2020	1,280
2021	562
2022	277
Thereafter	30
Total	$8,225
Practical Expedients and Exemptions
We generally expense the incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs relate primarily to sales commissions and are recorded in Selling and Administrative Expense in the Condensed Consolidated Statements of Operations.
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. In addition, we do not adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

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
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2017 restructuring actions	$9,558
Cash payments	(6,312)
Foreign currency adjustments	190
December 31, 2017 balance	$3,436
2018 utilization:
Cash payments	(1,119)
Foreign currency adjustments	(53)
June 30, 2018 balance	$2,264

5.	Acquisition
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
Based on the final fair value measurement of the assets acquired and liabilities assumed, we allocated $152,472 to goodwill for the expected synergies from combining IPC Group with our existing business. None of the goodwill is expected to be deductible for income tax purposes. In connection with the finalization of the fair value measurements in the first quarter of 2018, we recorded a measurement period adjustment, which increased goodwill by $4,627 with offsetting adjustments to various income tax assets and liabilities.
The final fair value of the acquired intangible assets is $159,445. The expected lives of the acquired amortizable intangible assets are approximately 15 years for customer lists, 10 years for trade names and 10 years for technology. Trade names are being amortized on a straight-line basis while the customer lists and technology are being amortized on an accelerated basis. We recorded amortization expense of $5,486 and $11,023 in Selling and Administrative Expense on our Condensed Consolidated Statements of Operations for these acquired intangible assets for the three and six months ended June 30, 2018, respectively.
The following unaudited pro forma financial information presents the combined results of operations of Tennant Company as if the 2017 acquisition of the IPC Group had occurred as of January 1, 2016. The unaudited pro forma financial information is presented for informational purposes only. It is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of fiscal 2016. No pro forma results are presented for the three or six months ended June 30, 2018 as the results of the acquired company are included in the actual results.

Pro Forma Financial Information (Unaudited)

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 30	June 30
	2017	2017
Net Sales
Pro forma	$270,791	$517,163
As reported	270,791	461,850

Net Earnings (Loss) Attributable to Tennant Company
Pro forma	$10,308	$10,260
As reported	(2,591)	(6,548)

Net Earnings (Loss) Attributable to Tennant Company per Share
Pro forma	$0.58	$0.58
As reported	(0.15)	(0.37)
The unaudited pro forma financial information above gives effect to the following:

•	incremental depreciation and amortization expense related to the fair value of the property, plant and equipment and identified intangible assets;

•	exclusion of the purchase accounting impact of the inventory step-up related to the sale of acquired inventory;

•	incremental interest expense related to additional debt used to finance the acquisition;

•	exclusion of non-recurring acquisition-related transaction and financing costs; and

•	pro forma adjustments tax affected based on the jurisdiction where the costs were incurred.

6.	Inventories
Inventories are valued at the lower of cost or market. Inventories at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Inventories carried at LIFO:
Finished goods	$49,428	$43,439
Raw materials, production parts and work-in-process	29,266	23,694
LIFO reserve	(28,609)	(28,429)
Total LIFO inventories	50,085	38,704
Inventories carried at FIFO:
Finished goods	51,226	54,161
Raw materials, production parts and work-in-process	38,095	34,829
Total FIFO inventories	89,321	88,990
Total inventories	$139,406	$127,694
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

7.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the six months ended June 30, 2018 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2017	$227,224	$(41,180)	$186,044
Purchase accounting adjustments	4,627	—	4,627
Foreign currency fluctuations	(6,089)	1,133	(4,956)
Balance as of June 30, 2018	$225,762	$(40,047)	$185,715
The balances of acquired Intangible Assets, excluding Goodwill, as of June 30, 2018 and December 31, 2017, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of June 30, 2018
Original cost	$145,455	$31,105	$15,554	$192,114
Accumulated amortization	(25,990)	(3,894)	(4,556)	(34,440)
Carrying value	$119,465	$27,211	$10,998	$157,674
Weighted average original life (in years)	15	10	11
Balance as of December 31, 2017
Original cost	$149,355	$31,968	$14,589	$195,912
Accumulated amortization	(17,870)	(2,436)	(3,259)	(23,565)
Carrying value	$131,485	$29,532	$11,330	$172,347
Weighted average original life (in years)	15	10	11
The purchase accounting adjustments recorded during the first quarter of 2018 were based on the fair value adjustments related to our acquisition of the IPC Group, as described further in Note 5.
During the first six months of 2018, we purchased a technology license for $1,000. The license was recorded in Intangible Assets, Net as technology on the Condensed Consolidated Balance Sheets as of June 30, 2018.
Amortization expense on Intangible Assets for the three and six months ended June 30, 2018 was $5,819 and $11,657, respectively. Amortization expense on Intangible Assets for the three and six months ended June 30, 2017 was $3,536 and $3,780, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2018	$10,854
2019	21,206
2020	19,756
2021	18,165
2022	16,020
Thereafter	71,673
Total	$157,674

8.	Debt
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

The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the company’s ability to incur indebtedness and liens and merge or consolidate with another entity. The 2017 Credit Agreement also contains financial covenants, requiring us to maintain a ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.00 to 1, as well as requiring us to maintain a ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the quarter ended June 30, 2018. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net indebtedness to Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. We were in compliance with our financial covenants at June 30, 2018.
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
Debt Outstanding
Debt outstanding at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Long-Term Debt:
Senior unsecured notes	$300,000	$300,000
Credit facility borrowings	62,000	80,000
Capital lease obligations	3,110	3,279
Total Long-Term Debt	365,110	383,279
Less: unamortized debt issuance costs	(5,442)	(6,440)
Less: current maturities of credit facility borrowings, net of debt issuance costs(1)	(29,611)	(29,413)
Less: current maturities of capital lease obligations(1)	(1,358)	(1,470)
Long-term portion	$328,699	$345,956

(1)
Current maturities of long-term debt include $30,000 of current maturities, less $389 of unamortized debt issuance costs, under our 2017 Credit Agreement and $1,358 of current maturities of capital lease obligations.

As of June 30, 2018, we had outstanding borrowings under our Senior Unsecured Notes of $300,000. We had outstanding borrowings under our 2017 Credit Agreement, totaling $42,000 under our term loan facility and $20,000 under our revolving facility, leaving $180,000 of unused borrowing capacity on our revolving facility. Although we are only required to make a minimum principal payment of $5,625 during the next year, we have both the intent and the ability to pay an additional $24,375 during the next year on our term loan facility. As such, we have classified $30,000 as current maturities of long-term debt. In addition, we had letters of credit and bank guarantees outstanding in the amount of $5,929, leaving approximately $174,071 of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the six months ended June 30, 2018 were $302. The overall weighted average cost of debt is approximately 5.2% and, net of a related cross-currency swap instrument, is approximately 4.4%. Further details regarding the cross-currency swap instrument are discussed in Note 10.

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
The changes in warranty reserves for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended
	June 30
	2018	2017
Beginning balance	$12,676	$10,960
Additions charged to expense	7,227	5,815
Acquired warranty obligations	—	384
Foreign currency fluctuations	(153)	154
Claims paid	(6,491)	(5,872)
Ending balance	$13,259	$11,441

10.	Derivatives
Hedge Accounting and Hedging Programs
We recognize all derivative instruments as either assets or liabilities in our Condensed Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
Balance Sheet Hedging
Hedges of Foreign Currency Assets and Liabilities
We hedge portions of our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. At June 30, 2018 and December 31, 2017, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $51,067 and $60,858, respectively.
Cash Flow Hedging
Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $2,444 and $2,928 as of June 30, 2018 and December 31, 2017, respectively. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $8,851 and $8,619 as of June 30, 2018 and December 31, 2017, respectively.
Foreign Currency Derivatives
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. We entered into Euro to U.S. dollar foreign exchange cross currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross currency swaps are designated as cash flow hedges. The hedged cash flows as of June 30, 2018 and December 31, 2017 included €177,600 and €181,200 of total notional values, respectively. As of June 30, 2018 the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €27,600. The scheduled maturity and principal payment of the loan and related swaps of €150,000 are due in April 2022.

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)	$212	$—	$86	$—
Foreign currency forward contracts(1)	7,108	31,189	7,218	34,961
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	$909	$136	$442	$425

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

As of June 30, 2018, we anticipate reclassifying approximately $2,177 of gains from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain recognized in Other Comprehensive (Loss) Income, net of tax(1)	$33	$9,373	$49	$3,676
Net (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	(43)	13	(84)	(1)
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	467	—	858
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction Losses	—	7,912	—	3,985
Net gain recognized in earnings(2)	1	3	8	6
Derivatives not designated as hedging instruments:
Net gain recognized in earnings(3)	$—	$3,210	$—	$1,832

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive Income (Loss), net of tax(1)	$(47)	$(9,517)	$(137)	$(9,534)
Net gain (loss) reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	43	(83)	1	(102)
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	449	—	449
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction Losses	—	(7,148)	—	(7,148)
Net (loss) gain recognized in earnings(2)	(4)	3	(5)	5
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(3)	$—	$(3,939)	$(1,132)	$(5,307)

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive (Loss) Income.

(2)	Ineffective portion and amount excluded from effectiveness testing classified in Net Foreign Currency Transaction Losses.

(3)	Classified in Net Foreign Currency Transaction Losses.

11.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at June 30, 2018 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$8,017	$—	$8,017	$—
Foreign currency option contracts	212	—	212	—
Total Assets	$8,229	$—	$8,229	$—
Liabilities:
Foreign currency forward exchange contracts	$31,325	$—	$31,325	$—
Total Liabilities	$31,325	$—	$31,325	$—

Our population of assets and liabilities subject to fair value measurements at December 31, 2017 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$7,660	$—	$7,660	$—
Foreign currency option contracts	86	—	86	—
Total Assets	$7,746	$—	$7,746	$—
Liabilities:
Foreign currency forward exchange contracts	$35,386	$—	$35,386	$—
Total Liabilities	$35,386	$—	$35,386	$—
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
Our defined benefit pension plans and postretirement medical plan are described in Note 13 of our annual report on Form 10-K for the year ended December 31, 2017. We have contributed $37 and $287 during the second quarter of 2018 and $151 and $556 during the first six months of 2018 to our pension plans and postretirement medical plan, respectively.

The components of the net benefit cost for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$35	$24	$14	$20
Interest cost	11	390	87	129	75	90
Expected return on plan assets	—	(586)	(82)	(101)	—	—
Amortization of net actuarial loss	11	11	—	—	—	—
Amortization of prior service cost	—	—	32	49	—	—
Foreign currency	—	—	(23)	234	—	—
Net periodic cost (credit)	22	(185)	49	335	89	110
Settlement charge	—	205	—	—	—	—
Net benefit cost	$22	$20	$49	$335	$89	$110

	Six Months Ended
	June 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$72	$48	$28	$40
Interest cost	22	780	158	219	150	181
Expected return on plan assets	—	(1,171)	(191)	(197)	—	—
Amortization of net actuarial loss	24	21	—	—	—	—
Amortization of prior service cost	—	—	106	96	—	—
Foreign currency	—	—	(94)	229	—	—
Net periodic cost (credit)	46	(370)	51	395	178	221
Settlement charge	50	205	—	—	—	—
Net benefit cost (credit)	$96	$(165)	$51	$395	$178	$221

13.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of June 30, 2018, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $13,790, of which we have guaranteed $10,866. As of June 30, 2018, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $428 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

14.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	June 30, 2018	December 31, 2017
Foreign currency translation adjustments	$(26,626)	$(15,778)
Pension and retiree medical benefits	(1,671)	(1,610)
Cash flow hedge	(7,094)	(4,935)
Total Accumulated Other Comprehensive Loss	$(35,391)	$(22,323)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Cash Flow Hedge	Total
December 31, 2017	$(15,778)	$(1,610)	$(4,935)	$(22,323)
Other comprehensive (loss) income before reclassifications	(10,848)	19	3,725	(7,104)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	57	(4,758)	(4,701)
Adjustments to Accumulated Other Comprehensive Loss for disproportionate income tax effects recognized from the adoption of ASU 2018-02	—	(137)	(1,126)	(1,263)
Net current period other comprehensive loss	(10,848)	(61)	(2,159)	(13,068)
June 30, 2018	$(26,626)	$(1,671)	$(7,094)	$(35,391)

15.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2014 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2013.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense (Benefit). In addition to the liability of $6,628 for unrecognized tax benefits as of June 30, 2018, there was approximately $965 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2018 was $6,374. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense (Benefit).
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
On December 22, 2017, the Tax Act was signed into law. The Tax Act made broad and complex changes to the U.S. tax code which includes a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, accelerated expensing of qualified capital investments for a specific period, limitations of the deductibility of interest expense and executive compensation, and a transition from a worldwide to a territorial tax system, which requires companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries.
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

We recorded income tax expense of $363 during the second quarter of 2018, or 2.8% of earnings before income taxes. During the first six months of 2018, we recorded income tax expense of $1,440, or 8.2% of earnings before income taxes. This amount primarily reflects two items: (1) The Tax Act resulted in a lower tax rate beginning in the first quarter of 2018. This includes the estimated impacts of requiring a current inclusion in U.S. federal income of certain earnings of controlled foreign corporations, allowing a domestic corporation an immediate deduction in the U.S. taxable income for a portion of its foreign-derived intangible income, the base erosion anti-abuse tax, and limitations on the deductibility of executive compensation. These estimates had an immaterial impact on our effective income tax rate for 2018. (2) During the second quarter of 2018, we realized two discrete tax benefits, totaling $3,295 resulting from the exercise during the quarter of soon-to-expire stock options and a favorable tax ruling from Italian tax authorities related to the deductibility of interest expense in Italy. We will continue to monitor and evaluate guidance and clarifications from the Internal Revenue Service as it relates to the Tax Act and will refine these estimates as necessary.

16.	Share-Based Compensation
Our share-based compensation plans are described in Note 17 of our annual report on Form 10-K for the year ended December 31, 2017. During the three months ended June 30, 2018 and 2017, we recognized total Share-Based Compensation Expense of $1,367 and $1,049, respectively. During the six months ended June 30, 2018 and 2017, we recognized total Share-Based Compensation Expense of $4,115 and $3,622, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the six months ended June 30, 2018 and 2017 was $1,827 and $1,144, respectively.
During the first six months of 2018, we issued 16,377 restricted shares. The weighted average grant date fair value of each share awarded was $67.70. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the six months ended June 30, 2018 and 2017 was $863 and $1,250, respectively.

17.	Earnings (Loss) Attributable to Tennant Company Per Share
The computations of Basic and Diluted Earnings (Loss) per Share were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Numerator:
Net Earnings (Loss) Attributable to Tennant Company	$12,744	$(2,591)	$16,018	$(6,548)
Denominator:
Basic - Weighted Average Shares Outstanding	17,943,450	17,693,102	17,867,641	17,645,090
Effect of dilutive securities:
Share-based compensation plans	428,088	—	436,319	—
Diluted - Weighted Average Shares Outstanding	18,371,538	17,693,102	18,303,960	17,645,090
Basic Earnings (Loss) per Share	$0.71	$(0.15)	$0.90	$(0.37)
Diluted Earnings (Loss) per Share	$0.69	$(0.15)	$0.88	$(0.37)

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 186,833 and 735,377 shares of common stock during the three months ended June 30, 2018 and 2017, respectively. Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 311,907 and 716,401 shares of common stock during the six months ended June 30, 2018 and 2017, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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
In 2017, we issued and sold $300,000 in aggregate principal amount of our 5.625% Senior Notes due 2025 (the "Notes), pursuant to an Indenture, dated as of April 18, 2017, among the company, the Guarantors (as defined below), and Wells Fargo Bank, National Association, a national banking association, as trustee. The Notes are unconditionally and jointly and severally guaranteed by Tennant Coatings, Inc. and Tennant Sales and Service Company (collectively, the "Guarantors"), which are wholly owned subsidiaries of the company.
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
The following condensed consolidated financial information presents the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive (Loss) Income for each of the three and six months ended June 30, 2018 and June 30, 2017, the related Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, and the related Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017, of Tennant Company ("Parent"), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and elimination entries necessary to consolidate the Parent with the Guarantor and Non-Guarantor Subsidiaries. The following condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the company and notes thereto of which this note is an integral part.

Condensed Consolidated Statement of Operations
For the three months ended June 30, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$126,293	$163,865	$151,074	$(149,035)	$292,197
Cost of Sales	85,053	137,144	100,255	(149,054)	173,398
Gross Profit	41,240	26,721	50,819	19	118,799

Operating Expense:
Research and Development Expense	6,422	342	1,142	—	7,906
Selling and Administrative Expense	28,625	19,343	43,896	—	91,864
Total Operating Expense	35,047	19,685	45,038	—	99,770
Profit from Operations	6,193	7,036	5,781	19	19,029

Other Income (Expense):
Equity in Earnings of Affiliates	10,026	588	1,382	(11,996)	—
Interest (Expense) Income, Net	(5,388)	—	345	(10)	(5,053)
Intercompany Interest Income (Expense)	3,643	(1,436)	(2,207)	—	—
Net Foreign Currency Transaction (Losses) Gains	(639)	(5)	307	—	(337)
Other (Expense) Income, Net	(706)	(546)	778	(36)	(510)
Total Other Income (Expense), Net	6,936	(1,399)	605	(12,042)	(5,900)

Profit Before Income Taxes	13,129	5,637	6,386	(12,023)	13,129
Income Tax Expense (Benefit)	363	1,391	(19)	(1,372)	363
Net Earnings Including Noncontrolling Interest	12,766	4,246	6,405	(10,651)	12,766
Net Earnings Attributable to Noncontrolling Interest	22	—	22	(22)	22
Net Earnings Attributable to Tennant Company	$12,744	$4,246	$6,383	$(10,629)	$12,744

Condensed Consolidated Statement of Operations
For the six months ended June 30, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$239,983	$312,298	$291,469	$(278,706)	$565,044
Cost of Sales	162,284	260,269	190,500	(277,445)	335,608
Gross Profit	77,699	52,029	100,969	(1,261)	229,436

Operating Expense:
Research and Development Expense	12,529	546	2,827	—	15,902
Selling and Administrative Expense	57,713	39,060	87,360	—	184,133
Total Operating Expense	70,242	39,606	90,187	—	200,035
Profit from Operations	7,457	12,423	10,782	(1,261)	29,401

Other Income (Expense):
Equity in Earnings of Affiliates	14,401	1,094	4,029	(19,524)	—
Interest (Expense) Income, Net	(10,496)	—	466	(19)	(10,049)
Intercompany Interest Income (Expense)	7,368	(2,858)	(4,510)	—	—
Net Foreign Currency Transaction (Losses) Gains	(285)	(6)	(795)	—	(1,086)
Other (Expense) Income, Net	(939)	(1,137)	1,376	(60)	(760)
Total Other Income (Expense), Net	10,049	(2,907)	566	(19,603)	(11,895)

Profit Before Income Taxes	17,506	9,516	11,348	(20,864)	17,506
Income Tax Expense	1,440	2,290	1,570	(3,860)	1,440
Net Earnings Including Noncontrolling Interest	16,066	7,226	9,778	(17,004)	16,066
Net Earnings Attributable to Noncontrolling Interest	48	—	48	(48)	48
Net Earnings Attributable to Tennant Company	$16,018	$7,226	$9,730	$(16,956)	$16,018

Condensed Consolidated Statement of Operations
For the three months ended June 30, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$120,153	$156,515	$131,201	$(137,078)	$270,791
Cost of Sales	82,182	129,779	91,844	(137,568)	166,237
Gross Profit	37,971	26,736	39,357	490	104,554

Operating Expense:
Research and Development Expense	6,579	73	1,234	—	7,886
Selling and Administrative Expense	30,135	19,734	37,457	—	87,326
Total Operating Expense	36,714	19,807	38,691	—	95,212
Profit from Operations	1,257	6,929	666	490	9,342

Other Income (Expense):
Equity in Earnings of Affiliates	3,145	796	—	(3,941)	—
Interest (Expense) Income, Net	(10,827)	—	(201)	(12)	(11,040)
Intercompany Interest Income (Expense)	3,499	(1,441)	(2,058)	—	—
Net Foreign Currency Transaction Gains (Losses)	1,033	(4)	(1,365)	—	(336)
Other (Expense) Income, Net	(525)	(150)	326	(35)	(384)
Total Other Expense, Net	(3,675)	(799)	(3,298)	(3,988)	(11,760)

(Loss) Profit Before Income Taxes	(2,418)	6,130	(2,632)	(3,498)	(2,418)
Income Tax Expense	238	1,898	3,622	(5,520)	238
Net (Loss) Earnings Including Noncontrolling Interest	(2,656)	4,232	(6,254)	2,022	(2,656)
Net Loss Attributable to Noncontrolling Interest	(65)	—	(65)	65	(65)
Net (Loss) Earnings Attributable to Tennant Company	$(2,591)	$4,232	$(6,189)	$1,957	$(2,591)

Condensed Consolidated Statement of Operations
For the six months ended June 30, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$225,858	$295,595	$200,035	$(259,638)	$461,850
Cost of Sales	153,779	242,511	140,426	(259,156)	277,560
Gross Profit	72,079	53,084	59,609	(482)	184,290

Operating Expense:
Research and Development Expense	14,525	160	1,647	—	16,332
Selling and Administrative Expense	62,199	39,806	59,277	—	161,282
Total Operating Expense	76,724	39,966	60,924	—	177,614
(Loss) Profit from Operations	(4,645)	13,118	(1,315)	(482)	6,676

Other Income (Expense):
Equity in Earnings of Affiliates	4,795	1,125	—	(5,920)	—
Interest Expense, Net	(11,591)	—	(147)	(12)	(11,750)
Intercompany Interest Income (Expense)	4,968	(2,869)	(2,099)	—	—
Net Foreign Currency Transaction Gains (Losses)	196	(2)	(1,727)	—	(1,533)
Other (Expense) Income, Net	(682)	(225)	590	(35)	(352)
Total Other Expense, Net	(2,314)	(1,971)	(3,383)	(5,967)	(13,635)

(Loss) Profit Before Income Taxes	(6,959)	11,147	(4,698)	(6,449)	(6,959)
Income Tax (Benefit) Expense	(346)	3,469	2,598	(6,067)	(346)
Net (Loss) Earnings Including Noncontrolling Interest	(6,613)	7,678	(7,296)	(382)	(6,613)
Net Loss Attributable to Noncontrolling Interest	(65)	—	(65)	65	(65)
Net (Loss) Earnings Attributable to Tennant Company	$(6,548)	$7,678	$(7,231)	$(447)	$(6,548)

Condensed Consolidated Statement of Comprehensive (Loss) Income
For the three months ended June 30, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings Including Noncontrolling Interest	$12,766	$4,246	$6,405	$(10,651)	$12,766
Other Comprehensive Loss:
Foreign currency translation adjustments	(19,473)	(326)	(24,292)	24,618	(19,473)
Pension and retiree medical benefits	11	—	—	—	11
Cash flow hedge	1,376	—	—	—	1,376
Income Taxes:
Foreign currency translation adjustments	261	—	260	(260)	261
Pension and retiree medical benefits	(3)	—	—	—	(3)
Cash flow hedge	(319)	—	—	—	(319)
Total Other Comprehensive Loss, net of tax	(18,147)	(326)	(24,032)	24,358	(18,147)

Total Comprehensive (Loss) Income Including Noncontrolling Interest	(5,381)	3,920	(17,627)	13,707	(5,381)
Comprehensive Income Attributable to Noncontrolling Interest	22	—	22	(22)	22
Comprehensive (Loss) Income Attributable to Tennant Company	$(5,403)	$3,920	$(17,649)	$13,729	$(5,403)

Condensed Consolidated Statement of Comprehensive (Loss) Income
For the six months ended June 30, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings Including Noncontrolling Interest	$16,066	$7,226	$9,778	$(17,004)	$16,066
Other Comprehensive Loss:
Foreign currency translation adjustments	(11,092)	(490)	(16,439)	16,929	(11,092)
Pension and retiree medical benefits	93	—	19	(19)	93
Cash flow hedge	(1,339)	—	—	—	(1,339)
Income Taxes:
Foreign currency translation adjustments	244	—	244	(244)	244
Pension and retiree medical benefits	(154)	—	—	—	(154)
Cash flow hedge	(820)	—	—	—	(820)
Total Other Comprehensive Loss, net of tax	(13,068)	(490)	(16,176)	16,666	(13,068)

Total Comprehensive Income (Loss) Including Noncontrolling Interest	2,998	6,736	(6,398)	(338)	2,998
Comprehensive Income Attributable to Noncontrolling Interest	48	—	48	(48)	48
Comprehensive Income (Loss) Attributable to Tennant Company	$2,950	$6,736	$(6,446)	$(290)	$2,950

Condensed Consolidated Statement of Comprehensive (Loss) Income
For the three months ended June 30, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net (Loss) Earnings Including Noncontrolling Interest	$(2,656)	$4,232	$(6,254)	$2,022	$(2,656)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	13,640	303	11,276	(11,579)	13,640
Pension and retiree medical benefits	152	—	141	(141)	152
Cash flow hedge	(4,506)	—	—	—	(4,506)
Income Taxes:
Foreign currency translation adjustments	—	—	—	—	—
Pension and retiree medical benefits	(4)	—	—	—	(4)
Cash flow hedge	1,681	—	—	—	1,681
Total Other Comprehensive Income, net of tax	10,963	303	11,417	(11,720)	10,963

Total Comprehensive Income Including Noncontrolling Interest	8,307	4,535	5,163	(9,698)	8,307
Comprehensive (Loss) Income Attributable to Noncontrolling Interest	(65)	—	65	(65)	(65)
Comprehensive Income Attributable to Tennant Company	$8,372	$4,535	$5,098	$(9,633)	$8,372

Condensed Consolidated Statement of Comprehensive (Loss) Income
For the six months ended June 30, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net (Loss) Earnings Including Noncontrolling Interest	$(6,613)	$7,678	$(7,296)	$(382)	$(6,613)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	16,040	404	(9,421)	9,017	16,040
Pension and retiree medical benefits	162	—	141	(141)	162
Cash flow hedge	(4,579)	—	—	—	(4,579)
Income Taxes:
Foreign currency translation adjustments	—	—	—	—	—
Pension and retiree medical benefits	(22)	—	(14)	14	(22)
Cash flow hedge	1,708	—	—	—	1,708
Total Other Comprehensive Income (Loss), net of tax	13,309	404	(9,294)	8,890	13,309

Total Comprehensive Income (Loss) Including Noncontrolling Interest	6,696	8,082	(16,590)	8,508	6,696
Comprehensive (Loss) Income Attributable to Noncontrolling Interest	(65)	—	65	(65)	(65)
Comprehensive Income (Loss) Attributable to Tennant Company	$6,761	$8,082	$(16,655)	$8,573	$6,761

Condensed Consolidated Balance Sheet
As of June 30, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,998	$1,858	$33,045	$—	$53,901
Restricted Cash	—	—	543	—	543
Net Receivables	763	92,295	122,265	—	215,323
Intercompany Receivables	38,717	134,113	—	(172,830)	—
Inventories	37,145	16,372	96,099	(10,210)	139,406
Prepaid Expenses	16,567	677	10,138	—	27,382
Other Current Assets	4,790	333	3,584	—	8,707
Total Current Assets	116,980	245,648	265,674	(183,040)	445,262
Property, Plant and Equipment	226,599	12,581	142,427	—	381,607
Accumulated Depreciation	(153,143)	(6,280)	(53,202)	—	(212,625)
Property, Plant and Equipment, Net	73,456	6,301	89,225	—	168,982
Deferred Income Taxes	1,970	3,236	8,515	—	13,721
Investment in Affiliates	398,205	11,674	18,732	(428,611)	—
Intercompany Loans	304,630	—	3,490	(308,120)	—
Goodwill	12,869	1,739	171,107	—	185,715
Intangible Assets, Net	2,842	2,791	152,041	—	157,674
Other Assets	4,872	—	9,858	—	14,730
Total Assets	$915,824	$271,389	$718,642	$(919,771)	$986,084
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$29,611	$—	$1,358	$—	$30,969
Accounts Payable	43,558	4,248	55,796	—	103,602
Intercompany Payables	134,113	2,311	36,406	(172,830)	—
Employee Compensation and Benefits	12,399	11,553	17,337	—	41,289
Income Taxes Payable	347	—	2,462	—	2,809
Other Current Liabilities	22,317	13,174	31,262	—	66,753
Total Current Liabilities	242,345	31,286	144,621	(172,830)	245,422
Long-Term Liabilities:
Long-Term Debt	326,948	—	1,751	—	328,699
Intercompany Loans	3,490	128,000	176,630	(308,120)	—
Employee-Related Benefits	12,197	1,972	8,414	—	22,583
Deferred Income Taxes	—	—	50,444	—	50,444
Other Liabilities	28,647	2,715	5,377	—	36,739
Total Long-Term Liabilities	371,282	132,687	242,616	(308,120)	438,465
Total Liabilities	613,627	163,973	387,237	(480,950)	683,887
Equity:
Common Stock	6,778	—	11,131	(11,131)	6,778
Additional Paid-In Capital	22,273	77,551	384,460	(462,011)	22,273
Retained Earnings	306,667	31,024	(11,489)	(19,535)	306,667
Accumulated Other Comprehensive Loss	(35,391)	(1,159)	(54,567)	55,726	(35,391)
Total Tennant Company Shareholders' Equity	300,327	107,416	329,535	(436,951)	300,327
Noncontrolling Interest	1,870	—	1,870	(1,870)	1,870
Total Equity	302,197	107,416	331,405	(438,821)	302,197
Total Liabilities and Total Equity	$915,824	$271,389	$718,642	$(919,771)	$986,084

Condensed Consolidated Balance Sheet
As of December 31, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,469	$507	$39,422	$—	$58,398
Restricted Cash	—	—	653	—	653
Net Receivables	683	88,629	120,204	—	209,516
Intercompany Receivables	53,444	133,778	—	(187,222)	—
Inventories	29,450	12,695	94,542	(8,993)	127,694
Prepaid Expenses	8,774	1,172	9,405	—	19,351
Other Current Assets	4,030	—	3,473	—	7,503
Total Current Assets	114,850	236,781	267,699	(196,215)	423,115
Property, Plant and Equipment	225,064	12,155	145,549	—	382,768
Accumulated Depreciation	(146,320)	(6,333)	(50,097)	—	(202,750)
Property, Plant and Equipment, Net	78,744	5,822	95,452	—	180,018
Deferred Income Taxes	1,308	2,669	7,157	—	11,134
Investment in Affiliates	392,486	11,273	20,811	(424,570)	—
Intercompany Loans	304,822	—	4,983	(309,805)	—
Goodwill	12,869	1,739	171,436	—	186,044
Intangible Assets, Net	2,105	2,898	167,344	—	172,347
Other Assets	10,363	—	10,956	—	21,319
Total Assets	$917,547	$261,182	$745,838	$(930,590)	$993,977
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$29,413	$—	$1,470	$—	$30,883
Accounts Payable	39,927	3,018	53,137	—	96,082
Intercompany Payables	133,778	1,963	51,481	(187,222)	—
Employee Compensation and Benefits	8,311	10,355	18,591	—	37,257
Income Taxes Payable	366	—	2,472	—	2,838
Other Current Liabilities	20,183	15,760	33,504	—	69,447
Total Current Liabilities	231,978	31,096	160,655	(187,222)	236,507
Long-Term Liabilities:
Long-Term Debt	344,147	—	1,809	—	345,956
Intercompany Loans	—	128,000	181,805	(309,805)	—
Employee-Related Benefits	11,160	3,992	8,715	—	23,867
Deferred Income Taxes	—	—	53,225	—	53,225
Other Liabilities	31,788	2,483	1,677	—	35,948
Total Long-Term Liabilities	387,095	134,475	247,231	(309,805)	458,996
Total Liabilities	619,073	165,571	407,886	(497,027)	695,503
Equity:
Common Stock	6,705	—	11,131	(11,131)	6,705
Additional Paid-In Capital	15,089	72,483	384,460	(456,943)	15,089
Retained Earnings	297,032	23,797	(21,219)	(2,578)	297,032
Accumulated Other Comprehensive Loss	(22,323)	(669)	(38,391)	39,060	(22,323)
Total Tennant Company Shareholders' Equity	296,503	95,611	335,981	(431,592)	296,503
Noncontrolling Interest	1,971	—	1,971	(1,971)	1,971
Total Equity	298,474	95,611	337,952	(433,563)	298,474
Total Liabilities and Total Equity	$917,547	$261,182	$745,838	$(930,590)	$993,977

Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$26,960	$1,409	$(2,405)	$—	$25,964
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(2,288)	(58)	(5,380)	—	(7,726)
Proceeds from Disposals of Property, Plant and Equipment	17	—	85	—	102
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	—	706	—	706
Purchase of Intangible Assets	(1,000)	—	(195)	—	(1,195)
Loan Payments from Parent	—	—	1,493	(1,493)	—
Net Cash Used in Investing Activities	(3,271)	(58)	(3,291)	(1,493)	(8,113)
FINANCING ACTIVITIES
Loan Payments to Subsidiaries	(1,493)	—	—	1,493	—
Payments of Long-Term Debt	(18,000)	—	(133)	—	(18,133)
Change in Capital Lease Obligations	—	—	59	—	59
Proceeds from Issuances of Common Stock	3,724	—	—	—	3,724
Dividends Paid	(7,553)	—	—	—	(7,553)
Net Cash (Used in) Provided by Financing Activities	(23,322)	—	(74)	1,493	(21,903)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	162	—	(717)	—	(555)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	529	1,351	(6,487)	—	(4,607)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	18,469	507	40,075	—	59,051
Cash, Cash Equivalents and Restricted Cash at End of Period	$18,998	$1,858	$33,588	$—	$54,444

Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash (Used in) Provided by Operating Activities	$(29,401)	$188	$26,718	$—	$(2,495)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(4,639)	—	(4,506)	—	(9,145)
Proceeds from Disposals of Property, Plant and Equipment	14	—	2,414	—	2,428
Issuance of Long-Term Note Receivable	—	—	(1,500)	—	(1,500)
Acquisition of Businesses, Net of Cash Acquired	(304)	—	(353,231)	—	(353,535)
Purchase of Intangible Asset	(2,500)	—	—	—	(2,500)
Change in Investments in Subsidiaries	(193,639)	—	—	193,639	—
Loan Payments to Subsidiaries and Parent	(159,780)	—	(1,771)	161,551	—
Net Cash Used in Investing Activities	(360,848)	—	(358,594)	355,190	(364,252)
FINANCING ACTIVITIES
Proceeds from Short-Term Debt	300,000	—	—	—	300,000
Repayments of Short-Term Debt	(300,000)	—	—	—	(300,000)
Loan Borrowings from Subsidiaries and Parent	1,771	—	159,780	(161,551)	—
Change in Subsidiary Equity	—	—	193,639	(193,639)	—
Proceeds from Issuance of Long-Term Debt	440,000	—	—	—	440,000
Payments of Long-Term Debt	(58,393)	—	(78)	—	(58,471)
Payments of Debt Issuance Costs	(16,039)	—	—	—	(16,039)
Proceeds from Issuance of Common Stock	3,843	—	—	—	3,843
Dividends Paid	(7,463)	—	—	—	(7,463)
Net Cash Provided by Financing Activities	363,719	—	353,341	(355,190)	361,870
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(176)	—	1,051	—	875
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(26,706)	188	22,516	—	(4,002)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	38,484	226	19,840	—	58,550
Cash, Cash Equivalents and Restricted Cash at End of Period	$11,778	$414	$42,356	$—	$54,548

20.	Subsequent Event
On July 31, 2018, we sold assets of our subsidiary, Water Star, Inc., for $4,000. The sale had no material impact on our results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Historical Results
The following table compares the historical results of operations for the three and six months ended June 30, 2018 and 2017, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2018	%	2017	%	2018	%	2017	%
Net Sales	$292,197	100.0	$270,791	100.0	$565,044	100.0	$461,850	100.0
Cost of Sales	173,398	59.3	166,237	61.4	335,608	59.4	277,560	60.1
Gross Profit	118,799	40.7	104,554	38.6	229,436	40.6	184,290	39.9
Operating Expense:
Research and Development Expense	7,906	2.7	7,886	2.9	15,902	2.8	16,332	3.5
Selling and Administrative Expense	91,864	31.4	87,326	32.2	184,133	32.6	161,282	34.9
Total Operating Expense	99,770	34.1	95,212	35.2	200,035	35.4	177,614	38.5
Profit from Operations	19,029	6.5	9,342	3.4	29,401	5.2	6,676	1.4
Other Income (Expense):
Interest Income	952	0.3	793	0.3	1,701	0.3	877	0.2
Interest Expense	(6,005)	(2.1)	(11,833)	(4.4)	(11,750)	(2.1)	(12,627)	(2.7)
Net Foreign Currency Transaction Losses	(337)	(0.1)	(336)	(0.1)	(1,086)	(0.2)	(1,533)	(0.3)
Other Expense, Net	(510)	(0.2)	(384)	(0.1)	(760)	(0.1)	(352)	(0.1)
Total Other Expense, Net	(5,900)	(2.0)	(11,760)	(4.3)	(11,895)	(2.1)	(13,635)	(3.0)
Profit (Loss) Before Income Taxes	13,129	4.5	(2,418)	(0.9)	17,506	3.1	(6,959)	(1.5)
Income Tax Expense (Benefit)	363	0.1	238	0.1	1,440	0.3	(346)	(0.1)
Net Earnings (Loss) Including Noncontrolling Interest	12,766	4.4	(2,656)	(1.0)	16,066	2.8	(6,613)	(1.4)
Net Earnings (Loss) Attributable to Noncontrolling Interest	22	—	(65)	—	48	—	(65)	—
Net Earnings (Loss) Attributable to Tennant Company	$12,744	4.4	$(2,591)	(1.0)	$16,018	2.8	$(6,548)	(1.4)
Net Earnings (Loss) Attributable to Tennant Company per Share	$0.69		$(0.15)		$0.88		$(0.37)

Net Sales
Consolidated Net Sales for the second quarter of 2018 totaled $292.2 million, a 7.9% increase as compared to consolidated Net Sales of $270.8 million in the second quarter of 2017. Consolidated Net Sales for the first six months of 2018 totaled $565.0 million, a 22.3% increase as compared to consolidated Net Sales of $461.9 million the first six months of 2017.
The components of the consolidated Net Sales change for the three and six months ended June 30, 2018 as compared to the same periods in 2017 were as follows:

	2018 v. 2017
	Three Months Ended	Six Months Ended
	June 30	June 30
Organic Growth:
Volume	3.7%	4.3%
Price	1.5%	1.5%
Organic Growth	5.2%	5.8%
Foreign Currency	2.7%	2.8%
Acquisitions	—%	13.7%
Total	7.9%	22.3%

The 7.9% increase in consolidated Net Sales in the second quarter of 2018 as compared to the same period in 2017 was driven by:

•
An organic sales increase of approximately 5.2%, which excludes the effects of foreign currency exchange and acquisitions, resulting from an approximate 3.7% volume increase and a 1.5% price increase. The volume increase was primarily due to broad-based equipment sales growth in the Americas and increased sales of commercial equipment in the EMEA region, mostly attributed to strong sales through strategic accounts in these regions. These regions also experienced increased sales of parts and consumables as well as higher service sales. Sales of new products introduced within the past three years totaled 35% of equipment revenue for the second quarter of 2018, compared to 49% in the 2017 second quarter. The price increase was the result of selling price increases, which averaged 3% in most geographies, with an effective date of February 1, 2018. We expect the increase in selling prices to increase Net Sales in the range of 1% to 2% for the 2018 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

•	A favorable impact from foreign currency exchange of approximately 2.7%.
The 22.3% increase in consolidated Net Sales in the first six months of 2018 as compared to the same period in 2017 was driven by:

•	13.7% from the second quarter 2017 acquisition of the IPC Group.

•
An organic sales increase of approximately 5.8%, which excludes the effects of foreign currency exchange and acquisitions, resulting from an approximate 4.3% volume increase and a 1.5% price increase. The volume increase was primarily due to increased sales of commercial equipment in the Americas and EMEA regions, mostly attributed to strong sales through strategic accounts in these regions. These regions also experienced increased sales of parts and consumables as well as higher service sales. Sales of new products introduced within the past three years totaled 39% for the first six months of 2018, compared to 45% for the first six months of 2017. The price increase was the result of selling price increases, which averaged 3% in most geographies, with an effective date of February 1, 2018. We expect the increase in selling prices to increase Net Sales in the range of 1% to 2% for the 2018 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

•	A favorable impact from foreign currency exchange of approximately 2.8%.

The following table sets forth the Net Sales by geographic area for the three and six months ended June 30, 2018 and 2017 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2018	2017	%	2018	2017	%
Americas	$178,752	$169,146	5.7	$341,390	$311,916	9.4
Europe, Middle East and Africa	87,410	77,356	13.0	176,226	110,632	59.3
Asia Pacific	26,035	24,289	7.2	47,428	39,302	20.7
Total	$292,197	$270,791	7.9	$565,044	$461,850	22.3
Americas
Net Sales in the Americas were $178.8 million for the second quarter of 2018, an increase of 5.7% from the second quarter of 2017. An unfavorable direct impact of foreign currency translation exchange effects within the Americas impacted Net Sales by approximately 0.3% in the second quarter of 2018. As a result, organic sales growth in the Americas favorably impacted Net Sales by approximately 6.0% due to strong equipment sales in North America resulting from increased sales to the strategic account and distribution channels, increased parts and service sales, primarily a result of improved productivity in our service organization, increased industrial equipment sales in South America and continued broad-based strength in Brazil.
Net Sales in the Americas were $341.4 million for the first six months of 2018, an increase of 9.4% from the first six months of 2017. The direct impact of the second quarter 2017 acquisition of the IPC Group favorably impacted Net Sales by approximately 2.5%. In addition, an unfavorable impact of foreign currency translation exchange effects within the Americas impacted Net Sales by approximately 0.1% in the first six months of 2018. As a result, organic sales growth in the Americas favorably impacted Net Sales by approximately 7.0% due to strong equipment sales in North America resulting from increased sales to all sales channels, and broad based sales growth in Brazil. The Americas also experienced increased parts and service sales in the first six months of 2018, primarily a result of improved productivity in our service organization.
Europe, Middle East and Africa
EMEA Net Sales were $87.4 million for the second quarter of 2018, an increase of 13.0% from the second quarter of 2017. A favorable impact of foreign currency translation exchange effects within EMEA impacted Net Sales by approximately 9.4% in the second quarter of 2018. As a result, organic sales growth in EMEA favorably impacted Net Sales by approximately 3.6% due to strong sales growth in the France, Germany and Iberian markets from strong demand in the strategic account channel and strong scrubber and sweeper sales. Net Sales for the second quarter of 2018 were partially offset by lower sales in Italy.
EMEA Net Sales were $176.2 million for the first six months of 2018, an increase of 59.3% from the first six months of 2017. The direct impact of the second quarter 2017 acquisition of the IPC Group favorably impacted Net Sales by approximately 45.1%. In addition, a favorable impact of foreign currency translation exchange effects within EMEA impacted Net Sales by approximately 11.1% in the first six months of 2018. As a result, organic sales growth in EMEA favorably impacted Net Sales by approximately 3.1% due to strong sales growth in the France, Germany and Iberian markets from strong demand in both the direct and strategic account channels and sales growth in The Netherlands from strong demand in both the direct and distribution channels. Net Sales for the first six months of 2018 were partially offset by lower sales in Italy and lower distribution sales in the Central and Eastern Europe/Middle East and Africa geographies.
Asia Pacific
APAC Net Sales were $26.0 million for the second quarter of 2018, an increase of 7.2% from the second quarter of 2017. A favorable direct impact of foreign currency translation exchange effects within APAC impacted Net Sales by approximately 2.1% in the second quarter of 2018. As a result, organic sales growth in APAC favorably impacted Net Sales by approximately 5.1% due to sales growth in Australia from strong sales through the strategic account channel.
APAC Net Sales were $47.4 million for the first six months of 2018, an increase of 20.7% from the first six months of 2017. The direct impact of the second quarter 2017 acquisition of the IPC Group favorably impacted Net Sales by approximately 14.2%. In addition, a favorable direct impact of foreign currency translation exchange effects within APAC impacted Net Sales by approximately 3.0% in the first six months of 2018. As a result, organic sales growth in APAC favorably impacted Net Sales by approximately 3.5% due to sales growth in Australia from strong sales through the direct and strategic account channels.

Gross Profit
Gross Profit margin of 40.7% was 210 basis points higher in the second quarter of 2018 compared to the second quarter of 2017. Gross Profit margin was favorably impacted by a $6.2 million, or approximately 230 basis points, fair value inventory step-up flow through related to our acquisition of the IPC Group in the second quarter of 2017 that did not repeat in the second quarter of 2018. In addition, Gross Profit margin was favorably impacted by improved operational performance in both manufacturing and service resulting from our operational effectiveness strategies. These favorable Gross Profit margin impacts were partially offset by robust strategic account sales impacting our mix and manufacturing productivity issues associated with raw material and labor shortages as well as higher freight and logistics costs.
Gross Profit margin of 40.6% was 70 basis points higher in the first six months of 2018 compared to the first six months of 2017. Gross Profit margin was favorably impacted by a $6.2 million, or approximately 130 basis points, fair value inventory step-up flow through related to our acquisition of the IPC Group in first six months of 2017 that did not repeat in the first six months of 2018. In addition, Gross Profit margin was favorably impacted by improved operational performance in both manufacturing and service. These favorable Gross Profit margin impacts were partially offset by robust strategic account sales impacting our mix, manufacturing productivity issues associated with raw material and labor shortages and an inventory write down related to our Coatings business.
We expect the full year Gross Profit margin to be approximately 41.0% of net sales.
Operating Expense
Research & Development Expense
We continue to invest in developing innovative products and technologies and the advancement of detergent-free products, fleet management and other sustainable technologies. New products and product variants launched in the first six months of 2018 included the T600 series of scrubbers. Later in 2018, we plan to introduce our first autonomous floor care machine.
Research and Development ("R&D") Expense was $7.9 million, or 2.7% as a percentage of Net Sales, for the second quarter of 2018, a decrease of 20 basis points compared to the second quarter of 2017. R&D Expense was $15.9 million, or 2.8% as a percentage of Net Sales, for the first six months of 2018, a decrease of 70 basis points compared to the first six months of 2017.
The decrease in R&D as a percentage of sales reflects the impact of 2018 higher revenue and the timing of anticipated project spend in 2018, including investment in our strategic relationship with Brain Corp., to accelerate development of our autonomous floor cleaning technology. We expect the full year spending for R&D to be approximately 3.0% of net sales.
Selling & Administrative Expense
Selling and Administrative Expense ("S&A Expense") was $91.9 million, an increase of $4.5 million, or 5.2%, compared to the second quarter of 2017. As a percentage of Net Sales, S&A Expense for the second quarter of 2018 decreased 80 basis points to 31.4% from 32.2% in the second quarter of 2017.
The decrease in S&A Expense as a percentage of Net Sales for the second quarter of 2018 compared to the same period in the prior year was primarily due to $4.7 million of acquisition and integration costs, or approximately 170 basis points, related to our acquisition of the IPC Group in the second quarter of 2017 that were higher than the $2.8 million of acquisition and integration costs, or approximately 100 basis points, related to the IPC Group recorded in the second quarter of 2018.
The favorable impact from these costs was partially offset by the unfavorable impact resulting from an increase in amortization expense related to our acquisition of the IPC Group of $2.4 million, or approximately 80 basis points, for the second quarter of 2018 compared to the second quarter of 2017.
Excluding these costs, S&A Expense as a percentage of Net Sales was 90 basis points lower in the second quarter of 2018 compared to the second quarter of 2017 due primarily to our continued balance of disciplined spending control with investments in key growth initiatives.
S&A Expense for the first six months of 2018 increased by $22.9 million, or 14.2%, compared to the first six months of 2017. As a percentage of Net Sales, S&A Expense for the first six months of 2018 decreased 230 basis points to 32.6% from 34.9% in the first six months of 2017.
The decrease in S&A Expense as a percentage of Net Sales for the first six months of 2018 compared to the same period in the prior year was primarily due to an $8.0 million restructuring charge, or approximately 170 basis points, that did not repeat in the first six months of 2018. In addition, included in S&A Expense for the first six months of 2017 was $7.6 million of acquisition and integration costs, or approximately 160 basis points, related to our acquisition of the IPC Group that were higher than the $3.8 million of acquisition and integration costs, or approximately 70 basis points, related to our acquisition of the IPC Group recorded in the first six months of 2018.

The favorable impact from these costs was partially offset by the unfavorable impact resulting from an increase in amortization expense related to our acquisition of the IPC Group of $7.9 million, or approximately 140 basis points, in the first six months of 2018 compared to the first six months of 2017. S&A Expense was also unfavorably impacted by expenses incurred of $1.6 million for non-operational professional service fees, or 30 basis points, in the first six months of 2018.
Excluding these costs, S&A Expense as a percentage of Net Sales was 140 basis points lower in the first six months of 2018 compared to the first six months of 2017 due primarily to our continued balance of disciplined spending control with investments in key growth initiatives.
Profit from Operations
Operating Profit for the second quarter of 2018 was $19.0 million, or 6.5% of Net Sales, compared to Operating Profit of $9.3 million, or 3.4% of Net Sales, in the second quarter of 2017. The second quarter of 2018 Operating Profit was $9.7 million higher than the Operating Profit recorded in the second quarter of 2017 primarily driven by $21.4 million of higher net sales and improved gross margin rate, partially offset by higher S&A Expense.
Operating Profit for the first six months of 2018 was $29.4 million, or 5.2% of Net Sales, compared to Operating Profit of $6.7 million, or 1.4% of Net Sales, in the first six months of 2017. Operating Profit for the first six months of 2018 was $22.7 million higher than the Operating Profit recorded in the first six months of 2017 due primarily to a $103.2 million increase in net sales as well as an improved gross margin rate, partially offset by higher S&A Expense.
Total Other Expense, Net
Interest Income
Interest Income was $1.0 million in the second quarter of 2018, relatively flat compared to Interest Income of $0.8 million in the second quarter of 2017. For the first six months of 2018, Interest Income was $1.7 million compared to Interest Income of $0.9 million in the first six months of 2017. The increase in Interest Income was primarily due to interest income related to foreign currency swap activities.
Interest Expense
Interest Expense was $6.0 million in the second quarter of 2018 compared to Interest Expense of $11.8 million in the second quarter of 2017. For the first six months of 2018, Interest Expense was $11.8 million compared to Interest Expense of $12.6 million in the first six months of 2017. The lower Interest Expense in the second quarter and first six months of 2018 compared to the same periods in 2017 was primarily due to a $6.2 million charge to expense the debt issuance costs for loans which were refinanced or repaid in the second quarter of 2017 that did not repeat in 2018, partially offset by carrying a higher level of debt on our Condensed Consolidated Balance Sheets throughout the first six months of 2018 compared to the same period in 2017.
Net Foreign Currency Transaction Losses
Net Foreign Currency Transaction Losses in the second quarter of 2018 and 2017 were $0.3 million. For the first six months of 2018, Net Foreign Currency Transaction Losses were $1.1 million compared to Net Foreign Currency Transaction Losses of $1.5 million in the first six months of 2017. The favorable change in the impact from foreign currency transactions in the first six months of 2018 was primarily due to a $1.1 million mark-to-market adjustment of a foreign exchange call option held in connection with our acquisition of IPC Group in April 2017 that did not repeat in 2018.
Other Expense, Net
Other Expense, Net was $0.5 million and $0.8 million in the second quarter and first six months of 2018, respectively, relatively flat compared to the same periods in 2017.
Profit (Loss) Before Income Taxes
Profit (Loss) Before Income Taxes for the second quarter of 2018 was $13.1 million, an increase of $15.5 million compared to the second quarter of 2017. Profit (Loss) Before Income Taxes for the first six months of 2018 was $17.5 million, an increase of $24.5 million compared to the first six months of 2017. The increase resulted primarily from higher Operating Profit in the second quarter and first six months of 2018 compared to the same periods in 2017.
Income Taxes
The effective tax rate in the second quarter of 2018 was 2.8% compared to the effective tax rate in the second quarter of the prior year of (9.8%).
The tax expense for the second quarter of 2018 included a $0.7 million tax benefit associated with $2.8 million of acquisition and integration related costs associated with our acquisition of the IPC Group and a $0.1 million tax benefit associated with $0.3 million of costs related to non-operational professional service fees. These special items impacted the second quarter 2018 effective tax rate by (4.0%).

The effective tax rate in the second quarter of 2017 was (9.8%). The tax expense for the second quarter of 2017 included a $2.3 million tax benefit associated with $10.9 million of acquisition costs and financing costs related to our acquisition of the IPC Group and a $1.7 million tax benefit associated with $6.2 million of expense for the inventory step-up flow through related to our acquisition of the IPC Group. These special items impacted the second quarter 2018 effective tax rate by (38.9%).
Excluding these special items, the rate decreased due primarily to the mix in expected full year taxable earnings by country, discrete tax expense related to exercised stock options, a favorable tax ruling with the Italian tax authorities in connection with the acquisition of IPC Group and to the reduction in the U.S. federal income tax rate in the Tax Act.
The year-to-date overall effective tax rate was 8.2% for 2018 compared to 5.0% for 2017. The 2018 special items impacted the year-to-date overall effective tax rate by (3.8%). The 2017 special items impacted the year-to-date overall effective tax rate by (23.7%).
Excluding these special items, the rate decreased due primarily to the mix in expected full year taxable earnings by country, discrete tax expense related to the exercise of soon-to-expire stock options, favorable tax ruling from the Italian tax authorities related to the deductibility of interest expense in Italy and to the reduction in the U.S. federal income tax rate in the Tax Act.
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
Net Earnings (Loss) and Net Earnings (Loss) Per Share
Net Earnings (Loss) for the second quarter of 2018 were $12.7 million, or $0.69 per diluted share, compared to $(2.6) million, or $(0.15) per diluted share, for the second quarter of 2017. Net Earnings (Loss) were impacted by:

•	an increase in Net Sales of 7.9% in the second quarter of 2018 compared to the second quarter of 2017;

•	gross profit margin improvement of 210 basis points in the second quarter of 2018 compared to the second quarter of 2017;

•	an 80 basis point decrease in S&A Expense as a percentage of Net Sales in the second quarter of 2018 compared to the second quarter of 2017; and

•	a favorable impact from a $5.8 million decrease in Interest Expense in the second quarter of 2018 compared to the second quarter of 2017.
Net Earnings (Loss) for the first six months of 2018 were $16.0 million, or $0.88 per diluted share, compared to $(6.5) million, or $(0.37) per diluted share, for the first six months of 2017. Net Earnings (Loss) were impacted by:

•	an increase in Net Sales of 22.3% in the first six months of 2018 compared to the first six months of 2017;

•	gross profit margin improvement of 70 basis points in the first six months of 2018 compared to the first six months of 2017; and

•	a 230 basis point decrease in S&A Expense as a percentage of Net Sales in the first six months of 2018 compared to the first six months of 2017.
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $53.9 million at June 30, 2018, as compared to $58.4 million as of December 31, 2017. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 1.8 as of June 30, 2018 and December 31, 2017, and our working capital was $199.8 million and $186.6 million, respectively. Our debt-to-capital ratio was 54.5% as of June 30, 2018, compared to 56.0% as of December 31, 2017.

Cash Flow Summary
Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	Six Months Ended
	June 30
	2018	2017
Operating Activities	$25,964	$(2,495)
Investing Activities:
Purchases of Property, Plant and Equipment, Net of Disposals	(7,624)	(6,717)
Proceeds from Principal Payments Received on Long-Term Note Receivable	706	—
Issuance of Long-Term Note Receivable	—	(1,500)
Acquisition of Business, Net of Cash, Cash Equivalents and Restricted Cash Acquired	—	(353,535)
Purchase of Intangible Assets	(1,195)	(2,500)
Financing Activities	(21,903)	361,870
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(555)	875
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(4,607)	$(4,002)
Operating Activities
Operating Activities provided $26.0 million of cash for the six months ended June 30, 2018. Cash provided by operating activities was driven primarily by cash inflows from adjusted net earnings of $42.8 million, an increase in Accounts Payable of $9.8 million resulting from timing of payments and a $4.1 million increase in Employee Compensation and Benefits liabilities. These cash inflows were offset by cash outflows resulting from an increase in Inventories of $17.0 million to support future sales growth and a $6.8 million increase in Accounts Receivable resulting from higher sales levels, the variety of payment terms offered and mix of business.
Operating Activities used $2.5 million of cash for the six months ended June 30, 2017. Cash used in operating activities was driven primarily by an increase in Inventories of $9.9 million to support future sales growth, a decrease in Employee Compensation and Benefits of $8.3 million due to payment of accrued employee incentives and a $6.0 million increase in Accounts Receivable resulting from higher sales levels, the variety of payment terms offered and mix of business. These cash outflows were partially offset by cash inflows resulting from adjusted net earnings of $19.4 million and an increase in Accounts Payable of $6.2 million resulting from timing of payments.
Two metrics used by management to evaluate how effectively we utilize our net assets are "Accounts Receivable Days Sales Outstanding" ("DSO") and "Days Inventory on Hand" ("DIOH"), on a first-in, first-out ("FIFO") basis. The metrics are calculated on a rolling three month basis in order to more readily reflect changing trends in the business. These metrics for the quarters ended June 30, 2018 and December 31, 2017 were as follows (in days):

	June 30, 2018	December 31, 2017
DSO	64	63
DIOH	92	96
As of June 30, 2018, DSO increased one day compared to December 31, 2017 primarily due to mix of business, partially offset by the trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
As of June 30, 2018, DIOH decreased four days as compared to December 31, 2017 primarily due to progress from inventory reduction initiatives, somewhat offset by increased levels of inventory in support of higher anticipated sales levels and launches of new products.
Investing Activities
Investing activities during the six months ended June 30, 2018 used $8.1 million. We used $7.6 million for net capital expenditures. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development and manufacturing equipment. We also used $1.2 million to purchase a technology license and other intangibles.

Investing activities during the six months ended June 30, 2017 used $364.3 million. We used $353.5 million in relation to our acquisition of the IPC Group and the final installment payment for the acquisition of the Florock brand. In addition, we used $6.7 million and $2.5 million for net capital expenditures and for the purchase of the distribution rights to sell the i-mop, respectively. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development and manufacturing equipment. We also used $1.5 million as a result of a loan to i-team North America B.V., a joint venture that operates as the distributor of the i-mop in North America.
Financing Activities
Net cash used in financing activities was $21.9 million during the first six months of 2018. Payments of Long-Term Debt used $18.1 million and dividend payments used $7.6 million, partially offset by proceeds from the issuance of Common Stock of $3.7 million.
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
Cautionary Statement Relevant to Forward-Looking Information
This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: our ability to effectively manage organizational changes; our ability to attract, retain and develop key personnel and create effective succession planning strategies; the competition in our business; fluctuations in the cost, quality, or availability of raw materials and purchased components; our ability to successfully upgrade and evolve our information technology systems; our ability to develop and commercialize new innovative products and services; our ability to integrate acquisitions, including IPC; our ability to generate sufficient cash to satisfy our debt obligations; geopolitical and economic uncertainty throughout the world; our ability to successfully protect our information technology systems from cyber security risks; the occurrence of a significant business interruption; our ability to comply with laws and regulations; the potential disruption of our business from actions of activist investors or others; the relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally; unforeseen product liability claims or product quality issues; and our internal control over financial reporting risks resulting from our acquisition of the IPC Group. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A of this Form 10-Q.
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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
We have completed the documentation, design and implementation of internal controls over financial reporting at our acquired entity, the IPC Group.
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
On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 392,892 shares remaining under our prior repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of June 30, 2018, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.

For the Quarter Ended June 30, 2018	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2018	3,360	$64.47	—	1,392,892
May 1 - 31, 2018	—	—	—	1,392,892
June 1 - 30, 2018	—	—	—	1,392,892
Total	3,360	$64.47	—	1,392,892

(1)
Includes 3,360 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

Item 6.	Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Form 8-K dated December 14, 2010.
3iii	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
4.1	Indenture dated as of April 18, 2017	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 24, 2017.
10.1	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Notes to the Condensed Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 1, 2018	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	August 1, 2018	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)