Form 10-Q
period 2018-09-30
TENNANT CO
filed 2018-11-02
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	✓	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	✓	Accelerated filer
Non-accelerated filer		Smaller reporting company
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of October 19, 2018, there were 18,125,000 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except shares and per share data)	September 30		September 30
	2018	2017	2018	2017
Net Sales	$273,255	$261,921	$838,299	$723,771
Cost of Sales	165,170	157,317	500,778	434,877
Gross Profit	108,085	104,604	337,521	288,894

Operating Expense:
Research and Development Expense	7,506	7,907	23,408	24,239
Selling and Administrative Expense	85,140	85,711	269,273	246,993
Total Operating Expense	92,646	93,618	292,681	271,232
Profit from Operations	15,439	10,986	44,840	17,662

Other Income (Expense):
Interest Income	839	698	2,540	1,575
Interest Expense	(5,986)	(6,093)	(17,736)	(18,720)
Net Foreign Currency Transaction Losses	(295)	(842)	(1,381)	(2,375)
Other Expense, Net	(130)	(422)	(890)	(774)
Total Other Expense, Net	(5,572)	(6,659)	(17,467)	(20,294)

Profit (Loss) Before Income Taxes	9,867	4,327	27,373	(2,632)
Income Tax Expense	158	731	1,598	385
Net Earnings (Loss) Including Noncontrolling Interest	9,709	3,596	25,775	(3,017)
Net Earnings (Loss) Attributable to Noncontrolling Interest	33	37	81	(28)
Net Earnings (Loss) Attributable to Tennant Company	$9,676	$3,559	$25,694	$(2,989)

Net Earnings (Loss) Attributable to Tennant Company per Share:
Basic	$0.54	$0.20	$1.43	$(0.17)
Diluted	$0.52	$0.20	$1.40	$(0.17)

Weighted Average Shares Outstanding:
Basic	17,998,917	17,729,857	17,911,880	17,673,656
Diluted	18,439,621	18,171,444	18,344,813	17,673,656

Cash Dividend Declared per Common Share	$0.21	$0.21	$0.63	$0.63

See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30		September 30
	2018	2017	2018	2017
Net Earnings (Loss) Including Noncontrolling Interest	$9,709	$3,596	$25,775	$(3,017)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(3,110)	9,033	(14,202)	25,073
Pension and retiree medical benefits	12	379	105	541
Cash flow hedge	(28)	(1,732)	(1,367)	(6,311)
Income Taxes:
Foreign currency translation adjustments	280	—	524	—
Pension and retiree medical benefits	(2)	(138)	(156)	(160)
Cash flow hedge	6	646	(814)	2,354
Total Other Comprehensive (Loss) Income, net of tax	(2,842)	8,188	(15,910)	21,497

Total Comprehensive Income Including Noncontrolling Interest	6,867	11,784	9,865	18,480
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	33	37	81	(28)
Comprehensive Income Attributable to Tennant Company	$6,834	$11,747	$9,784	$18,508
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except shares and per share data)	2018	2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$53,473	$58,398
Restricted Cash	534	653
Accounts Receivable, less Allowances of $2,203 and $3,241, respectively	208,119	209,516
Inventories	139,793	127,694
Prepaid Expenses	28,356	19,351
Other Current Assets	8,865	7,503
Total Current Assets	439,140	423,115
Property, Plant and Equipment	381,443	382,768
Accumulated Depreciation	(217,625)	(202,750)
Property, Plant and Equipment, Net	163,818	180,018
Deferred Income Taxes	15,062	11,134
Goodwill	184,619	186,044
Intangible Assets, Net	152,974	172,347
Other Assets	14,953	21,319
Total Assets	$970,566	$993,977
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$30,999	$30,883
Accounts Payable	90,778	96,082
Employee Compensation and Benefits	42,157	37,257
Income Taxes Payable	2,972	2,838
Other Current Liabilities	71,842	69,447
Total Current Liabilities	238,748	236,507
Long-Term Liabilities:
Long-Term Debt	316,937	345,956
Employee-Related Benefits	21,828	23,867
Deferred Income Taxes	48,491	53,225
Other Liabilities	35,479	35,948
Total Long-Term Liabilities	422,735	458,996
Total Liabilities	661,483	695,503
Commitments and Contingencies (Note 13)
Equity:
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,122,576 and 17,881,177 shares issued and outstanding, respectively	6,796	6,705
Additional Paid-In Capital	26,087	15,089
Retained Earnings	312,539	297,032
Accumulated Other Comprehensive Loss	(38,233)	(22,323)
Total Tennant Company Shareholders' Equity	307,189	296,503
Noncontrolling Interest	1,894	1,971
Total Equity	309,083	298,474
Total Liabilities and Total Equity	$970,566	$993,977
See accompanying Notes to the Condensed Consolidated Financial Statements.

TENNANT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In thousands)	September 30
	2018	2017
OPERATING ACTIVITIES
Net Earnings (Loss) Including Noncontrolling Interest	$25,775	$(3,017)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Depreciation	24,090	18,515
Amortization of Intangible Assets	17,378	11,430
Amortization of Debt Issuance Costs	1,883	896
Debt Issuance Cost Charges Related to Short-Term Financing	—	6,200
Fair Value Step-Up Adjustment to Acquired Inventory	—	8,445
Deferred Income Taxes	(9,908)	(4,848)
Share-Based Compensation Expense	6,008	4,915
Allowance for Doubtful Accounts and Returns	835	983
Other, Net	(459)	175
Changes in Operating Assets and Liabilities, Net of Assets Acquired:
Receivables, Net	(342)	(524)
Inventories	(19,550)	(9,866)
Accounts Payable	(1,756)	5,747
Employee Compensation and Benefits	5,186	(9,462)
Other Current Liabilities	(138)	10,019
Income Taxes	(1,105)	4,149
Other Assets and Liabilities	(4,428)	(11,634)
Net Cash Provided by Operating Activities	43,469	32,123
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(12,768)	(16,239)
Proceeds from Disposals of Property, Plant and Equipment	108	2,456
Proceeds from Principal Payments Received on Long-Term Note Receivable	828	500
Issuance of Long-Term Note Receivable	—	(1,500)
Proceeds from Sale of Business	4,000	—
Acquisition of Businesses, Net of Cash, Cash Equivalents and Restricted Cash Acquired	—	(353,535)
Purchase of Intangible Assets	(2,607)	(2,500)
Net Cash Used in Investing Activities	(10,439)	(370,818)
FINANCING ACTIVITIES
Proceeds from Short-Term Debt	—	300,000
Repayments of Short-Term Debt	—	(300,000)
Proceeds from Issuance of Long-Term Debt	—	440,000
Payments of Long-Term Debt	(30,216)	(81,262)
Payments of Debt Issuance Costs	—	(16,465)
Change in Capital Lease Obligations	7	—
Proceeds from Issuance of Common Stock	5,735	4,728
Dividends Paid	(11,356)	(11,204)
Net Cash (Used in) Provided by Financing Activities	(35,830)	335,797
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(2,244)	1,587
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(5,044)	(1,311)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	59,051	58,550
Cash, Cash Equivalents and Restricted Cash at End of Period	$54,007	$57,239

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$7,314	$8,127
Cash Paid for Interest	$11,297	$3,741
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$635	$1,265
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
Revenue from Contracts with Customers
On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all the related amendments (“new revenue standard”) to all contracts not completed at the date of initial application using the modified retrospective method. The cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings was not material to the company. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods, and there are no material differences between the reported results under the new revenue standard and those that would have been reported under legacy U.S. GAAP.
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

The reclassification from Accounts Receivable to Other Current Liabilities in accordance with the detail described above impacted the Condensed Consolidated Balance Sheet as of September 30, 2018, as follows (in thousands):

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
ASSETS
Accounts Receivable	$208,119	$206,960	$1,159
Total Current Assets	439,140	437,981	1,159
Total Assets	$970,566	$969,407	$1,159
LIABILITIES
Other Current Liabilities	$71,842	$70,683	$1,159
Total Current Liabilities	238,748	237,589	1,159
Total Liabilities	$661,483	$660,324	$1,159
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
Compensation – Retirement Benefits
On January 1, 2018, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires employers to report the service cost component of net pension and postretirement benefit costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net pension and postretirement benefit costs are required to be presented in the Condensed Consolidated Statements of Operations separately from the service cost component in nonoperating expenses. In accordance with the ASU, we adopted the standard on a retrospective basis to all periods presented. As a result, we reclassified $60 of net benefit credits and $74 of net benefit costs from Selling and Administrative Expense to Other Expense, Net on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017, respectively. The reclassification represents the other components of net pension and postretirement benefit costs that are now presented in the Condensed Consolidated Statements of Operations separately from the service cost in Total Other Expense, Net. As a basis for the retrospective application of the ASU, we used the practical expedient that permits us to use the amounts disclosed for the various components of net benefit cost in Note 12.
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
In general, we transfer control and recognize a sale at the point in time when products are shipped from our manufacturing facilities both direct to consumers and to distributors. Service revenue is recognized in the period the service is performed or ratably over the period of the related service contract. Consideration related to service contracts is deferred if the proceeds are received in advance of the satisfaction of the performance obligations and recognized over the contract period as the performance obligation is met. We use an output method to measure progress toward completion for certain prepaid service contracts, as this method appropriately depicts performance towards satisfaction of the performance obligations.
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
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the three and nine months ended September 30, 2018 and 2017 (in thousands):
Net Sales by geographic area

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Americas	$175,341	$161,037	$516,731	$472,953
Europe, Middle East and Africa	74,254	78,851	250,480	189,483
Asia Pacific	23,660	22,033	71,088	61,335
Total	$273,255	$261,921	$838,299	$723,771
Net Sales are attributed to each geographic area based on the end user country and are net of intercompany sales.
Net Sales by groups of similar products and services

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Equipment	$178,165	$165,203	$542,317	$455,311
Parts and Consumables	53,639	53,535	168,491	149,260
Specialty Surface Coatings	7,139	8,007	21,434	22,491
Service and Other	34,312	35,176	106,057	96,709
Total	$273,255	$261,921	$838,299	$723,771

Net Sales by sales channel

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Sales Direct to Consumer	$180,901	$172,484	$547,079	$490,533
Sales to Distributors	92,354	89,437	291,220	233,238
Total	$273,255	$261,921	$838,299	$723,771
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
The change in our sales incentive accrual balance for the nine months ended September 30, 2018 was as follows:

Nine Months Ended
September 30
2018
Beginning balance	$13,466
Additions to sales incentive accrual	22,078
Contract payments	(21,677)
Foreign currency fluctuations	(239)
Ending balance	$13,628
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
The change in the deferred revenue balance for the nine months ended September 30, 2018 was as follows:

Nine Months Ended
September 30
2018
Beginning balance	$7,787
Increase in deferred revenue representing our obligation to satisfy future performance obligations	11,032
Decrease in deferred revenue for amounts recognized in Net Sales for satisfied performance obligations	(10,475)
Foreign currency fluctuations	(140)
Ending balance	$8,204

At September 30, 2018, $5,064 and $3,140 of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Condensed Consolidated Balance Sheets. Of this, we expect to recognize the following approximate amounts in Net Sales in the following periods:

Remaining 2018	$2,502
2019	2,958
2020	1,595
2021	692
2022	381
Thereafter	76
Total	$8,204
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
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
2017 restructuring actions	$9,558
Cash payments	(6,312)
Foreign currency adjustments	190
December 31, 2017 balance	$3,436
2018 utilization:
Cash payments	(1,694)
Foreign currency adjustments	(64)
September 30, 2018 balance	$1,678

5.	Acquisitions and Divestitures
On September 4, 2018, we signed a definitive agreement to acquire Hefei Gaomei Cleaning Machines Co., Ltd. and Anhui Rongen Environmental Protection Technology Co., Ltd (collectively "Gaomei"), privately held designers and manufacturers of commercial cleaning solutions based in China. We expect the acquisition to be completed in the first quarter of 2019. The purchase price and net assets to be acquired are not significant to our consolidated financial statements.
During the third quarter of 2018, we sold our Waterstar business for $4,000 in cash. The resulting gain was approximately $1,000 and is reflected within Selling and Administrative Expense in operating profit in our Condensed Consolidated Statements of Operations.
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

The final fair value of the acquired intangible assets is $159,445. The expected lives of the acquired amortizable intangible assets are approximately 15 years for customer lists, 10 years for trade names and 10 years for technology. Trade names are being amortized on a straight-line basis while the customer lists and technology are being amortized on an accelerated basis. We recorded amortization expense of $5,401 and $16,424 in Selling and Administrative Expense on our Condensed Consolidated Statements of Operations for these acquired intangible assets for the three and nine months ended September 30, 2018, respectively.
The following unaudited pro forma financial information presents the combined results of operations of Tennant Company as if the 2017 acquisition of the IPC Group had occurred as of January 1, 2016. The unaudited pro forma financial information is presented for informational purposes only. It is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of fiscal 2016. No pro forma results are presented for the three or nine months ended September 30, 2018, as the results of the acquired company are included in the actual results.
Pro Forma Financial Information (Unaudited)

	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	September 30	September 30
	2017	2017
Net Sales
Pro forma	$261,921	$777,832
As reported	261,921	723,771

Net Earnings (Loss) Attributable to Tennant Company
Pro forma	$5,800	$14,875
As reported	3,559	(2,989)

Net Earnings (Loss) Attributable to Tennant Company per Share
Pro forma	$0.32	$0.84
As reported	0.20	(0.17)
The unaudited pro forma financial information above gives effect to the following:

•	incremental depreciation and amortization expense related to the fair value of the property, plant and equipment and identified intangible assets;

•	exclusion of the purchase accounting impact of the inventory step-up related to the sale of acquired inventory;

•	incremental interest expense related to additional debt used to finance the acquisition;

•	exclusion of non-recurring acquisition-related transaction and financing costs; and

•	pro forma adjustments tax affected based on the jurisdiction where the costs were incurred.

6.	Inventories
Inventories are valued at the lower of cost or market. Inventories at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Inventories carried at LIFO:
Finished goods	$48,471	$43,439
Raw materials, production parts and work-in-process	28,994	23,694
LIFO reserve	(30,668)	(28,429)
Total LIFO inventories	46,797	38,704
Inventories carried at FIFO:
Finished goods	53,138	54,161
Raw materials, production parts and work-in-process	39,858	34,829
Total FIFO inventories	92,996	88,990
Total inventories	$139,793	$127,694
The LIFO reserve approximates the difference between LIFO carrying cost and FIFO.

7.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the nine months ended September 30, 2018 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2017	$227,224	$(41,180)	$186,044
Purchase accounting adjustments	4,627	—	4,627
Foreign currency fluctuations	(7,542)	1,490	(6,052)
Balance as of September 30, 2018	$224,309	$(39,690)	$184,619
The balances of acquired Intangible Assets, excluding Goodwill, as of September 30, 2018 and December 31, 2017, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of September 30, 2018
Original cost	$144,760	$30,945	$17,134	$192,839
Accumulated amortization	(29,908)	(4,631)	(5,326)	(39,865)
Carrying value	$114,852	$26,314	$11,808	$152,974
Weighted average original life (in years)	15	10	11
Balance as of December 31, 2017
Original cost	$149,355	$31,968	$14,589	$195,912
Accumulated amortization	(17,870)	(2,436)	(3,259)	(23,565)
Carrying value	$131,485	$29,532	$11,330	$172,347
Weighted average original life (in years)	15	10	11
The purchase accounting adjustments recorded during the first quarter of 2018 were based on the fair value adjustments related to our acquisition of the IPC Group, as described further in Note 5.
During the first nine months of 2018, we purchased a technology license for $2,500. The license was recorded in Intangible Assets, Net as technology on the Condensed Consolidated Balance Sheets as of September 30, 2018.
Amortization expense on Intangible Assets for the three and nine months ended September 30, 2018 was $5,720 and $17,378, respectively. Amortization expense on Intangible Assets for the three and nine months ended September 30, 2017 was $7,650 and $11,430, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2018	$5,456
2019	21,268
2020	19,827
2021	18,244
2022	15,965
Thereafter	72,214
Total	$152,974

8.	Debt
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
The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the company’s ability to incur indebtedness and liens and merge or consolidate with another entity. The 2017 Credit Agreement also contains financial covenants, requiring us to maintain a ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.00 to 1, as well as requiring us to maintain a ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the quarter ended September 30, 2018. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net indebtedness to Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. We were in compliance with our financial covenants at September 30, 2018.
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
On January 22, 2018, we commenced the exchange offer required by the Registration Rights Agreement. The exchange offer closed on February 23, 2018. We did not incur any additional indebtedness as a result of the exchange offer. As a result, we are not required to pay additional interest on the Senior Notes.

Debt Outstanding
Debt outstanding at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Long-Term Debt:
Senior unsecured notes	$300,000	$300,000
Credit facility borrowings	50,000	80,000
Capital lease obligations	2,955	3,279
Total Long-Term Debt	352,955	383,279
Less: unamortized debt issuance costs	(5,020)	(6,440)
Less: current maturities of credit facility borrowings, net of debt issuance costs(1)	(29,704)	(29,413)
Less: current maturities of capital lease obligations(1)	(1,294)	(1,470)
Long-term portion	$316,937	$345,956

(1)
Current maturities of long-term debt include $30,000 of current maturities, less $296 of unamortized debt issuance costs, under our 2017 Credit Agreement and $1,294 of current maturities of capital lease obligations.

As of September 30, 2018, we had outstanding borrowings under our Senior Unsecured Notes of $300,000. We had outstanding borrowings under our 2017 Credit Agreement, totaling $30,000 under our term loan facility and $20,000 under our revolving facility, leaving $180,000 of unused borrowing capacity on our revolving facility. Although we are only required to make a minimum principal payment of $6,250 during the next year, we have both the intent and the ability to pay an additional $23,750 during the next year on our term loan facility. As such, we have classified $30,000 as current maturities of long-term debt. In addition, we had letters of credit and bank guarantees outstanding in the amount of $5,724, leaving approximately $174,276 of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the nine months ended September 30, 2018 were $455. The overall weighted average cost of debt is approximately 5.4% and net of a related cross-currency swap instrument is approximately 4.5%. Further details regarding the cross-currency swap instrument are discussed in Note 10.

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
The changes in warranty reserves for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended
	September 30
	2018	2017
Beginning balance	$12,676	$10,960
Additions charged to expense	10,883	8,879
Acquired warranty obligations	—	384
Foreign currency fluctuations	(193)	225
Claims paid	(9,805)	(8,912)
Ending balance	$13,561	$11,536

10.	Derivatives
Hedge Accounting and Hedging Programs
We recognize all derivative instruments as either assets or liabilities in our Condensed Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Balance Sheet Hedging
Hedges of Foreign Currency Assets and Liabilities
We hedge portions of our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. At September 30, 2018 and December 31, 2017, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $47,614 and $60,858, respectively.
Cash Flow Hedging
Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $2,952 and $2,928 as of September 30, 2018 and December 31, 2017, respectively. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $8,737 and $8,619 as of September 30, 2018 and December 31, 2017, respectively.
Foreign Currency Derivatives
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. We entered into Euro to U.S. dollar foreign exchange cross currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross currency swaps are designated as cash flow hedges. The hedged cash flows as of September 30, 2018 and December 31, 2017 included €175,800 and €181,200 of total notional values, respectively. As of September 30, 2018, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €25,800. The scheduled maturity and principal payment of the loan and related swaps of €150,000 are due in April 2022.
The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018		December 31, 2017
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)	$113	$—	$86	$—
Foreign currency forward contracts(1)	7,038	29,868	7,218	34,961
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	$653	$358	$442	$425

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

As of September 30, 2018, we anticipate reclassifying approximately $2,129 of gains from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.

The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in Other Comprehensive (Loss) Income, net of tax(1)	$(89)	$1,253	$(40)	$4,929
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	(7)	(33)	(91)	(34)
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	487	—	1,345
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction Losses	—	739	—	4,724
Net (loss) gain recognized in earnings(2)	(5)	2	3	8
Derivatives not designated as hedging instruments:
Net (loss) gain recognized in earnings(3)	$—	$(658)	$—	$1,174
The effect of foreign currency derivative instruments designated as cash flow hedges and of foreign currency derivative instruments not designated as hedges in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive (Loss) Income, net of tax(1)	$(40)	$(4,492)	$(177)	$(14,026)
Net (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	(141)	26	(140)	(76)
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	374	—	823
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction Losses	—	(3,705)	—	(10,853)
Net (loss) gain recognized in earnings(2)	(7)	3	(12)	8
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(3)	$—	$(2,062)	$(1,132)	$(7,369)

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive (Loss) Income.

(2)	Ineffective portion and amount excluded from effectiveness testing classified in Net Foreign Currency Transaction Losses.

(3)	Classified in Net Foreign Currency Transaction Losses.

11.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at September 30, 2018 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$7,691	$—	$7,691	$—
Foreign currency option contracts	113	—	113	—
Total Assets	$7,804	$—	$7,804	$—
Liabilities:
Foreign currency forward exchange contracts	$30,226	$—	$30,226	$—
Total Liabilities	$30,226	$—	$30,226	$—
Our population of assets and liabilities subject to fair value measurements at December 31, 2017 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$7,660	$—	$7,660	$—
Foreign currency option contracts	86	—	86	—
Total Assets	$7,746	$—	$7,746	$—
Liabilities:
Foreign currency forward exchange contracts	$35,386	$—	$35,386	$—
Total Liabilities	$35,386	$—	$35,386	$—
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
Our defined benefit pension plans and postretirement medical plan are described in Note 13 of our annual report on Form 10-K for the year ended December 31, 2017. We have contributed $36 and $139 during the third quarter of 2018 and $187 and $695 during the first nine months of 2018 to our pension plans and postretirement medical plan, respectively.
The components of the net benefit cost for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$33	$124	$6	$6
Interest cost	10	373	82	96	70	91
Expected return on plan assets	—	(581)	(77)	(101)	—	—
Amortization of net actuarial loss	13	12	—	—	—	—
Amortization of prior service cost	—	—	54	50	—	—
Foreign currency	—	—	(118)	135	—	—
Net periodic benefit cost (credit)	23	(196)	(26)	304	76	97
Net benefit cost (credit)	$23	$(196)	$(26)	$304	$76	$97

	Nine Months Ended
	September 30
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Medical Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$105	$172	$34	$46
Interest cost	32	1,153	240	315	220	272
Expected return on plan assets	—	(1,752)	(268)	(298)	—	—
Amortization of net actuarial loss	37	33	—	—	—	—
Amortization of prior service cost	—	—	160	146	—	—
Foreign currency	—	—	(212)	364	—	—
Net periodic benefit cost (credit)	69	(566)	25	699	254	318
Settlement charge	50	205	—	—	—	—
Net benefit cost (credit)	$119	$(361)	$25	$699	$254	$318

13.	Commitments and Contingencies
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of September 30, 2018, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $13,990, of which we have guaranteed $8,371. As of September 30, 2018, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $317 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

14.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Condensed Consolidated Balance Sheets, are as follows:

	September 30, 2018	December 31, 2017
Foreign currency translation adjustments	$(29,456)	$(15,778)
Pension and retiree medical benefits	(1,661)	(1,610)
Cash flow hedge	(7,116)	(4,935)
Total Accumulated Other Comprehensive Loss	$(38,233)	$(22,323)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Cash Flow Hedge	Total
December 31, 2017	$(15,778)	$(1,610)	$(4,935)	$(22,323)
Other comprehensive (loss) income before reclassifications	(13,678)	19	4,889	(8,770)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	67	(5,944)	(5,877)
Adjustments to Accumulated Other Comprehensive Loss for disproportionate income tax effects recognized from the adoption of ASU 2018-02	—	(137)	(1,126)	(1,263)
Net current period other comprehensive loss	(13,678)	(51)	(2,181)	(15,910)
September 30, 2018	$(29,456)	$(1,661)	$(7,116)	$(38,233)

15.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2016 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2013.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $6,067 for unrecognized tax benefits as of September 30, 2018, there was approximately $489 for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2018 was $5,842. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
The Internal Revenue Service completed its examination of the U.S. income tax return for the 2015 tax year during the third quarter of 2018. The IRS's adjustments to certain tax positions were not material and were fully reserved. We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2014 to 2016. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.
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

ASC 740, Income Taxes, requires a company to record the effects of a tax law change in the period of enactment. ASU 2018-05 allows a company to record a provisional amount when it does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. In the fourth quarter of 2017, we included a provisional amount for the one-time transition tax on certain unrepatriated earnings. The accounting for the income tax effect of the one-time transition tax on certain unrepatriated earnings was finalized in the third quarter of 2018, impacting the year-to-date overall effective tax rate by (1.3)%. In the fourth quarter of 2017, we remeasured our deferred taxes at the reduced corporate tax rate of 21% and recognized the change as a discrete income tax expense. The accounting for the remeasurement of the deferred taxes was finalized in the third quarter of 2018, and the impact to the year-to-date overall effective tax rate was immaterial.
We recorded income tax expense of $158 during the third quarter of 2018, or 1.6% of earnings before income taxes. During the first nine months of 2018, we recorded income tax expense of $1,598, or 5.8% of earnings before income taxes. This amount primarily reflects two items: (1) the Tax Act resulted in a lower tax rate beginning in the first quarter of 2018. This includes the estimated impacts of requiring a current inclusion in U.S. federal income of certain earnings of controlled foreign corporations, allowing a domestic corporation an immediate deduction in the U.S. taxable income for a portion of its foreign-derived intangible income, the base erosion anti-abuse tax, and limitations on the deductibility of executive compensation. These estimates had an immaterial impact on our effective income tax rate for 2018; and (2) during 2018, we recorded discrete income tax items to adjust our finalized transition tax liability by $(362), and we realized two discrete tax benefits, totaling $3,568, resulting from the exercise of soon-to-expire stock options and a favorable tax ruling from Italian tax authorities related to the deductibility of interest expense in Italy. We will continue to monitor and evaluate guidance and clarifications from the Internal Revenue Service as it relates to the Tax Act and will record adjustments as necessary.

16.	Share-Based Compensation
Our share-based compensation plans are described in Note 17 of our annual report on Form 10-K for the year ended December 31, 2017. During the three months ended September 30, 2018 and 2017, we recognized total Share-Based Compensation Expense of $1,893 and $1,293, respectively. During the nine months ended September 30, 2018 and 2017, we recognized total Share-Based Compensation Expense of $6,008 and $4,915, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the nine months ended September 30, 2018 and 2017 was $2,073 and $1,149, respectively.
During the first nine months of 2018, we issued 16,377 restricted shares. The weighted average grant date fair value of each share awarded was $67.70. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the nine months ended September 30, 2018 and 2017 was $863 and $1,295, respectively.

17.	Earnings (Loss) Attributable to Tennant Company Per Share
The computations of Basic and Diluted Earnings (Loss) per Share were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Numerator:
Net Earnings (Loss) Attributable to Tennant Company	$9,676	$3,559	$25,694	$(2,989)
Denominator:
Basic - Weighted Average Shares Outstanding	17,998,917	17,729,857	17,911,880	17,673,656
Effect of dilutive securities:
Share-based compensation plans	440,704	441,587	432,933	—
Diluted - Weighted Average Shares Outstanding	18,439,621	18,171,444	18,344,813	17,673,656
Basic Earnings (Loss) per Share	$0.54	$0.20	$1.43	$(0.17)
Diluted Earnings (Loss) per Share	$0.52	$0.20	$1.40	$(0.17)

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 139,106 and 340,239 shares of common stock during the three months ended September 30, 2018 and 2017, respectively. Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 214,605 and 714,687 shares of common stock during the nine months ended September 30, 2018 and 2017, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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
The following condensed consolidated financial information presents the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for each of the three and nine months ended September 30, 2018 and September 30, 2017, the related Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, and the related Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017, of Tennant Company ("Parent"), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and elimination entries necessary to consolidate the Parent with the Guarantor and Non-Guarantor Subsidiaries. The following condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the company and notes thereto of which this note is an integral part.

Condensed Consolidated Statement of Operations
For the three months ended September 30, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$126,110	$160,226	$131,418	$(144,499)	$273,255
Cost of Sales	86,781	135,058	87,707	(144,376)	165,170
Gross Profit	39,329	25,168	43,711	(123)	108,085

Operating Expense:
Research and Development Expense	6,096	279	1,131	—	7,506
Selling and Administrative Expense	26,765	18,091	39,473	811	85,140
Total Operating Expense	32,861	18,370	40,604	811	92,646
Profit from Operations	6,468	6,798	3,107	(934)	15,439

Other Income (Expense):
Equity in Earnings of Affiliates	5,256	262	205	(5,723)	—
Interest (Expense) Income, Net	(5,230)	—	92	(9)	(5,147)
Intercompany Interest Income (Expense)	3,621	(1,450)	(2,171)	—	—
Net Foreign Currency Transaction (Losses) Gains	(69)	4	(230)	—	(295)
Other Expense, Net	(179)	(473)	(263)	785	(130)
Total Other Income (Expense), Net	3,399	(1,657)	(2,367)	(4,947)	(5,572)

Profit Before Income Taxes	9,867	5,141	740	(5,881)	9,867
Income Tax Expense (Benefit)	158	1,230	(865)	(365)	158
Net Earnings Including Noncontrolling Interest	9,709	3,911	1,605	(5,516)	9,709
Net Earnings Attributable to Noncontrolling Interest	33	—	33	(33)	33
Net Earnings Attributable to Tennant Company	$9,676	$3,911	$1,572	$(5,483)	$9,676

Condensed Consolidated Statement of Operations
For the nine months ended September 30, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$366,093	$472,524	$422,887	$(423,205)	$838,299
Cost of Sales	249,065	395,327	278,207	(421,821)	500,778
Gross Profit	117,028	77,197	144,680	(1,384)	337,521

Operating Expense:
Research and Development Expense	18,625	825	3,958	—	23,408
Selling and Administrative Expense	84,478	57,151	126,833	811	269,273
Total Operating Expense	103,103	57,976	130,791	811	292,681
Profit from Operations	13,925	19,221	13,889	(2,195)	44,840

Other Income (Expense):
Equity in Earnings of Affiliates	19,657	1,356	4,234	(25,247)	—
Interest (Expense) Income, Net	(15,726)	—	558	(28)	(15,196)
Intercompany Interest Income (Expense)	10,989	(4,308)	(6,681)	—	—
Net Foreign Currency Transaction Losses	(354)	(2)	(1,025)	—	(1,381)
Other (Expense) Income, Net	(1,118)	(1,610)	1,113	725	(890)
Total Other Income (Expense), Net	13,448	(4,564)	(1,801)	(24,550)	(17,467)

Profit Before Income Taxes	27,373	14,657	12,088	(26,745)	27,373
Income Tax Expense	1,598	3,520	705	(4,225)	1,598
Net Earnings Including Noncontrolling Interest	25,775	11,137	11,383	(22,520)	25,775
Net Earnings Attributable to Noncontrolling Interest	81	—	81	(81)	81
Net Earnings Attributable to Tennant Company	$25,694	$11,137	$11,302	$(22,439)	$25,694

Condensed Consolidated Statement of Operations
For the three months ended September 30, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$111,835	$146,495	$131,457	$(127,866)	$261,921
Cost of Sales	76,974	120,523	88,411	(128,591)	157,317
Gross Profit	34,861	25,972	43,046	725	104,604

Operating Expense:
Research and Development Expense	6,312	86	1,509	—	7,907
Selling and Administrative Expense	23,498	19,074	43,139	—	85,711
Total Operating Expense	29,810	19,160	44,648	—	93,618
Profit (Loss) from Operations	5,051	6,812	(1,602)	725	10,986

Other Income (Expense):
Equity in Earnings of Affiliates	2,039	376	—	(2,415)	—
Interest Expense, Net	(5,275)	—	(111)	(9)	(5,395)
Intercompany Interest Income (Expense)	3,774	(1,455)	(2,319)	—	—
Net Foreign Currency Transaction Gains (Losses)	357	2	(1,201)	—	(842)
Other (Expense) Income, Net	(1,619)	(204)	1,424	(23)	(422)
Total Other Expense, Net	(724)	(1,281)	(2,207)	(2,447)	(6,659)

Profit (Loss) Before Income Taxes	4,327	5,531	(3,809)	(1,722)	4,327
Income Tax Expense	731	2,034	2,819	(4,853)	731
Net Earnings (Loss) Including Noncontrolling Interest	3,596	3,497	(6,628)	3,131	3,596
Net Earnings Attributable to Noncontrolling Interest	37	—	37	(37)	37
Net Earnings (Loss) Attributable to Tennant Company	$3,559	$3,497	$(6,665)	$3,168	$3,559

Condensed Consolidated Statement of Operations
For the nine months ended September 30, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$337,034	$442,090	$331,491	$(386,844)	$723,771
Cost of Sales	230,753	363,034	228,838	(387,748)	434,877
Gross Profit	106,281	79,056	102,653	904	288,894

Operating Expense:
Research and Development Expense	20,838	245	3,156	—	24,239
Selling and Administrative Expense	85,697	58,881	102,415	—	246,993
Total Operating Expense	106,535	59,126	105,571	—	271,232
(Loss) Profit from Operations	(254)	19,930	(2,918)	904	17,662

Other Income (Expense):
Equity in Earnings of Affiliates	7,493	1,500	—	(8,993)	—
Interest Expense, Net	(16,866)	—	(257)	(22)	(17,145)
Intercompany Interest Income (Expense)	8,742	(4,323)	(4,419)	—	—
Net Foreign Currency Transaction Gains (Losses)	553	—	(2,928)	—	(2,375)
Other (Expense) Income, Net	(2,300)	(430)	2,014	(58)	(774)
Total Other Expense, Net	(2,378)	(3,253)	(5,590)	(9,073)	(20,294)

(Loss) Profit Before Income Taxes	(2,632)	16,677	(8,508)	(8,169)	(2,632)
Income Tax Expense	385	5,993	5,481	(11,474)	385
Net (Loss) Earnings Including Noncontrolling Interest	(3,017)	10,684	(13,989)	3,305	(3,017)
Net Loss Attributable to Noncontrolling Interest	(28)	—	(28)	28	(28)
Net (Loss) Earnings Attributable to Tennant Company	$(2,989)	$10,684	$(13,961)	$3,277	$(2,989)

Condensed Consolidated Statement of Comprehensive Income
For the three months ended September 30, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings Including Noncontrolling Interest	$9,709	$3,911	$1,605	$(5,516)	$9,709
Other Comprehensive Loss:
Foreign currency translation adjustments	(3,110)	228	(3,664)	3,436	(3,110)
Pension and retiree medical benefits	12	—	—	—	12
Cash flow hedge	(28)	—	—	—	(28)
Income Taxes:
Foreign currency translation adjustments	280	—	280	(280)	280
Pension and retiree medical benefits	(2)	—	—	—	(2)
Cash flow hedge	6	—	—	—	6
Total Other Comprehensive Loss, net of tax	(2,842)	228	(3,384)	3,156	(2,842)

Total Comprehensive Income (Loss) Including Noncontrolling Interest	6,867	4,139	(1,779)	(2,360)	6,867
Comprehensive Income Attributable to Noncontrolling Interest	33	—	33	(33)	33
Comprehensive Income (Loss) Attributable to Tennant Company	$6,834	$4,139	$(1,812)	$(2,327)	$6,834

Condensed Consolidated Statement of Comprehensive Income
For the nine months ended September 30, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings Including Noncontrolling Interest	$25,775	$11,137	$11,383	$(22,520)	$25,775
Other Comprehensive Loss:
Foreign currency translation adjustments	(14,202)	(262)	(20,103)	20,365	(14,202)
Pension and retiree medical benefits	105	—	19	(19)	105
Cash flow hedge	(1,367)	—	—	—	(1,367)
Income Taxes:
Foreign currency translation adjustments	524	—	524	(524)	524
Pension and retiree medical benefits	(156)	—	—	—	(156)
Cash flow hedge	(814)	—	—	—	(814)
Total Other Comprehensive Loss, net of tax	(15,910)	(262)	(19,560)	19,822	(15,910)

Total Comprehensive Income (Loss) Including Noncontrolling Interest	9,865	10,875	(8,177)	(2,698)	9,865
Comprehensive Income Attributable to Noncontrolling Interest	81	—	81	(81)	81
Comprehensive Income (Loss) Attributable to Tennant Company	$9,784	$10,875	$(8,258)	$(2,617)	$9,784

Condensed Consolidated Statement of Comprehensive Income
For the three months ended September 30, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings (Loss) Including Noncontrolling Interest	$3,596	$3,497	$(6,628)	$3,131	$3,596
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	9,033	289	9,221	(9,510)	9,033
Pension and retiree medical benefits	379	—	10	(10)	379
Cash flow hedge	(1,732)	—	—	—	(1,732)
Income Taxes:
Foreign currency translation adjustments	—	—	—	—	—
Pension and retiree medical benefits	(138)	—	—	—	(138)
Cash flow hedge	646	—	—	—	646
Total Other Comprehensive Income, net of tax	8,188	289	9,231	(9,520)	8,188

Total Comprehensive Income Including Noncontrolling Interest	11,784	3,786	2,603	(6,389)	11,784
Comprehensive Income Attributable to Noncontrolling Interest	37	—	37	(37)	37
Comprehensive Income Attributable to Tennant Company	$11,747	$3,786	$2,566	$(6,352)	$11,747

Condensed Consolidated Statement of Comprehensive Income
For the nine months ended September 30, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net (Loss) Earnings Including Noncontrolling Interest	$(3,017)	$10,684	$(13,989)	$3,305	$(3,017)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	25,073	693	1,330	(2,023)	25,073
Pension and retiree medical benefits	541	—	151	(151)	541
Cash flow hedge	(6,311)	—	—	—	(6,311)
Income Taxes:
Foreign currency translation adjustments	—	—	—	—	—
Pension and retiree medical benefits	(160)	—	(15)	15	(160)
Cash flow hedge	2,354	—	—	—	2,354
Total Other Comprehensive Income, net of tax	21,497	693	1,466	(2,159)	21,497

Total Comprehensive Income (Loss) Including Noncontrolling Interest	18,480	11,377	(12,523)	1,146	18,480
Comprehensive (Loss) Income Attributable to Noncontrolling Interest	(28)	—	(28)	28	(28)
Comprehensive Income (Loss) Attributable to Tennant Company	$18,508	$11,377	$(12,495)	$1,118	$18,508

Condensed Consolidated Balance Sheet
As of September 30, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,082	$668	$34,723	$—	$53,473
Restricted Cash	—	—	534	—	534
Net Receivables	494	93,464	114,161	—	208,119
Intercompany Receivables	31,488	142,708	—	(174,196)	—
Inventories	35,858	15,118	99,220	(10,403)	139,793
Prepaid Expenses	17,673	705	9,978	—	28,356
Other Current Assets	4,691	340	3,834	—	8,865
Total Current Assets	108,286	253,003	262,450	(184,599)	439,140
Property, Plant and Equipment	228,237	12,533	140,673	—	381,443
Accumulated Depreciation	(156,476)	(6,459)	(54,690)	—	(217,625)
Property, Plant and Equipment, Net	71,761	6,074	85,983	—	163,818
Deferred Income Taxes	3,127	3,078	8,857	—	15,062
Investment in Affiliates	403,903	12,133	18,487	(434,523)	—
Intercompany Loans	303,670	—	3,997	(307,667)	—
Goodwill	12,870	1,726	170,023	—	184,619
Intangible Assets, Net	4,210	2,738	146,026	—	152,974
Other Assets	6,057	—	8,896	—	14,953
Total Assets	$913,884	$278,752	$704,719	$(926,789)	$970,566
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$29,705	$—	$1,294	$—	$30,999
Accounts Payable	34,447	6,727	49,604	—	90,778
Intercompany Payables	143,095	—	31,101	(174,196)	—
Employee Compensation and Benefits	10,588	12,873	18,696	—	42,157
Income Taxes Payable	469	—	2,801	(298)	2,972
Other Current Liabilities	28,216	14,348	28,980	298	71,842
Total Current Liabilities	246,520	33,948	132,476	(174,196)	238,748
Long-Term Liabilities:
Long-Term Debt	315,277	—	1,660	—	316,937
Intercompany Loans	3,997	128,000	175,670	(307,667)	—
Employee-Related Benefits	11,519	1,916	8,393	—	21,828
Deferred Income Taxes	—	—	48,491	—	48,491
Other Liabilities	27,488	3,336	4,655	—	35,479
Total Long-Term Liabilities	358,281	133,252	238,869	(307,667)	422,735
Total Liabilities	604,801	167,200	371,345	(481,863)	661,483
Equity:
Common Stock	6,796	—	11,131	(11,131)	6,796
Additional Paid-In Capital	26,087	77,551	388,216	(465,767)	26,087
Retained Earnings	312,539	34,932	(9,916)	(25,016)	312,539
Accumulated Other Comprehensive Loss	(38,233)	(931)	(57,951)	58,882	(38,233)
Total Tennant Company Shareholders' Equity	307,189	111,552	331,480	(443,032)	307,189
Noncontrolling Interest	1,894	—	1,894	(1,894)	1,894
Total Equity	309,083	111,552	333,374	(444,926)	309,083
Total Liabilities and Total Equity	$913,884	$278,752	$704,719	$(926,789)	$970,566

Condensed Consolidated Balance Sheet
As of December 31, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,469	$507	$39,422	$—	$58,398
Restricted Cash	—	—	653	—	653
Net Receivables	683	88,629	120,204	—	209,516
Intercompany Receivables	53,444	133,778	—	(187,222)	—
Inventories	29,450	12,695	94,542	(8,993)	127,694
Prepaid Expenses	8,774	1,172	9,405	—	19,351
Other Current Assets	4,030	—	3,473	—	7,503
Total Current Assets	114,850	236,781	267,699	(196,215)	423,115
Property, Plant and Equipment	225,064	12,155	145,549	—	382,768
Accumulated Depreciation	(146,320)	(6,333)	(50,097)	—	(202,750)
Property, Plant and Equipment, Net	78,744	5,822	95,452	—	180,018
Deferred Income Taxes	1,308	2,669	7,157	—	11,134
Investment in Affiliates	392,486	11,273	20,811	(424,570)	—
Intercompany Loans	304,822	—	4,983	(309,805)	—
Goodwill	12,869	1,739	171,436	—	186,044
Intangible Assets, Net	2,105	2,898	167,344	—	172,347
Other Assets	10,363	—	10,956	—	21,319
Total Assets	$917,547	$261,182	$745,838	$(930,590)	$993,977
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$29,413	$—	$1,470	$—	$30,883
Accounts Payable	39,927	3,018	53,137	—	96,082
Intercompany Payables	133,778	1,963	51,481	(187,222)	—
Employee Compensation and Benefits	8,311	10,355	18,591	—	37,257
Income Taxes Payable	366	—	2,472	—	2,838
Other Current Liabilities	20,183	15,760	33,504	—	69,447
Total Current Liabilities	231,978	31,096	160,655	(187,222)	236,507
Long-Term Liabilities:
Long-Term Debt	344,147	—	1,809	—	345,956
Intercompany Loans	—	128,000	181,805	(309,805)	—
Employee-Related Benefits	11,160	3,992	8,715	—	23,867
Deferred Income Taxes	—	—	53,225	—	53,225
Other Liabilities	31,788	2,483	1,677	—	35,948
Total Long-Term Liabilities	387,095	134,475	247,231	(309,805)	458,996
Total Liabilities	619,073	165,571	407,886	(497,027)	695,503
Equity:
Common Stock	6,705	—	11,131	(11,131)	6,705
Additional Paid-In Capital	15,089	72,483	384,460	(456,943)	15,089
Retained Earnings	297,032	23,797	(21,219)	(2,578)	297,032
Accumulated Other Comprehensive Loss	(22,323)	(669)	(38,391)	39,060	(22,323)
Total Tennant Company Shareholders' Equity	296,503	95,611	335,981	(431,592)	296,503
Noncontrolling Interest	1,971	—	1,971	(1,971)	1,971
Total Equity	298,474	95,611	337,952	(433,563)	298,474
Total Liabilities and Total Equity	$917,547	$261,182	$745,838	$(930,590)	$993,977

Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$43,661	$219	$(411)	$—	$43,469
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(4,505)	(58)	(8,205)	—	(12,768)
Proceeds from Disposals of Property, Plant and Equipment	20	—	88	—	108
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	—	828	—	828
Proceeds from Sale of Business	—	—	4,000	—	4,000
Purchase of Intangible Assets	(2,500)	—	(107)	—	(2,607)
Change in Investments in Subsidiaries	(1,817)	—	—	1,817	—
Loan Payments from Subsidiaries	1,218	—	—	(1,218)	—
Loan Payments from Parent	—	—	986	(986)	—
Net Cash Used in Investing Activities	(7,584)	(58)	(2,410)	(387)	(10,439)
FINANCING ACTIVITIES
Payments of Long-Term Debt	(30,000)	—	(216)	—	(30,216)
Change in Capital Lease Obligations	—	—	7	—	7
Change in Subsidiary Equity	—	—	1,817	(1,817)	—
Loan Payments to Parent	—	—	(1,218)	1,218	—
Loan Payments to Subsidiaries	(986)	—	—	986	—
Proceeds from Issuances of Common Stock	5,735	—	—	—	5,735
Dividends Paid	(11,356)	—	—	—	(11,356)
Net Cash (Used in) Provided by Financing Activities	(36,607)	—	390	387	(35,830)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	143	—	(2,387)	—	(2,244)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(387)	161	(4,818)	—	(5,044)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	18,469	507	40,075	—	59,051
Cash, Cash Equivalents and Restricted Cash at End of Period	$18,082	$668	$35,257	$—	$54,007

Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash (Used in) Provided by Operating Activities	$(555)	$798	$31,880	$—	$32,123
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(7,400)	—	(8,839)	—	(16,239)
Proceeds from Disposals of Property, Plant and Equipment	17	—	2,439	—	2,456
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	—	500	—	500
Issuance of Long-Term Note Receivable	—	—	(1,500)	—	(1,500)
Acquisition of Businesses, Net of Cash Acquired	(304)	—	(353,231)	—	(353,535)
Purchase of Intangible Asset	(2,500)	—	—	—	(2,500)
Change in Investments in Subsidiaries	(193,639)	—	—	193,639	—
Loan (Payments) Borrowings from Subsidiaries	(159,780)	—	—	159,780	—
Net Cash Used in Investing Activities	(363,606)	—	(360,631)	353,419	(370,818)
FINANCING ACTIVITIES
Proceeds from Short-Term Debt	300,000	—	—	—	300,000
Repayments of Short-Term Debt	(300,000)	—	—	—	(300,000)
Loan Borrowings (Payments) from Parent	—	—	159,780	(159,780)	—
Change in Subsidiary Equity	—	—	193,639	(193,639)	—
Proceeds from Issuance of Long-Term Debt	440,000	—	—	—	440,000
Payments of Long-Term Debt	(81,143)	—	(119)	—	(81,262)
Payments of Debt Issuance Costs	(16,465)	—	—	—	(16,465)
Proceeds from Issuance of Common Stock	4,728	—	—	—	4,728
Dividends Paid	(11,204)	—	—	—	(11,204)
Net Cash Provided by Financing Activities	335,916	—	353,300	(353,419)	335,797
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(68)	—	1,655	—	1,587
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(28,313)	798	26,204	—	(1,311)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	38,484	226	19,840	—	58,550
Cash, Cash Equivalents and Restricted Cash at End of Period	$10,171	$1,024	$46,044	$—	$57,239

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Tennant Company is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, reduce environmental impact and help create a cleaner, safer, healthier world. Tennant is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products, including floor maintenance and outdoor cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, specialty surface coatings and asset management solutions. Tennant products are used in many types of environments, including retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. Customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
Historical Results
The following table compares the historical results of operations for the three and nine months ended September 30, 2018 and 2017, respectively, and as a percentage of Net Sales (in thousands, except per share data and percentages):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2018	%	2017	%	2018	%	2017	%
Net Sales	$273,255	100.0	$261,921	100.0	$838,299	100.0	$723,771	100.0
Cost of Sales	165,170	60.4	157,317	60.1	500,778	59.7	434,877	60.1
Gross Profit	108,085	39.6	104,604	39.9	337,521	40.3	288,894	39.9
Operating Expense:
Research and Development Expense	7,506	2.7	7,907	3.0	23,408	2.8	24,239	3.3
Selling and Administrative Expense	85,140	31.2	85,711	32.7	269,273	32.1	246,993	34.1
Total Operating Expense	92,646	33.9	93,618	35.7	292,681	34.9	271,232	37.5
Profit from Operations	15,439	5.7	10,986	4.2	44,840	5.3	17,662	2.4
Other Income (Expense):
Interest Income	839	0.3	698	0.3	2,540	0.3	1,575	0.2
Interest Expense	(5,986)	(2.2)	(6,093)	(2.3)	(17,736)	(2.1)	(18,720)	(2.6)
Net Foreign Currency Transaction Losses	(295)	(0.1)	(842)	(0.3)	(1,381)	(0.2)	(2,375)	(0.3)
Other Expense, Net	(130)	—	(422)	(0.2)	(890)	(0.1)	(774)	(0.1)
Total Other Expense, Net	(5,572)	(2.0)	(6,659)	(2.5)	(17,467)	(2.1)	(20,294)	(2.8)
Profit (Loss) Before Income Taxes	9,867	3.6	4,327	1.7	27,373	3.3	(2,632)	(0.4)
Income Tax Expense	158	0.1	731	0.3	1,598	0.2	385	0.1
Net Earnings (Loss) Including Noncontrolling Interest	9,709	3.6	3,596	1.4	25,775	3.1	(3,017)	(0.4)
Net Earnings (Loss) Attributable to Noncontrolling Interest	33	—	37	—	81	—	(28)	—
Net Earnings (Loss) Attributable to Tennant Company	$9,676	3.5	$3,559	1.4	$25,694	3.1	$(2,989)	(0.4)
Net Earnings (Loss) Attributable to Tennant Company per Share - Diluted	$0.52		$0.20		$1.40		$(0.17)

Net Sales
Consolidated Net Sales for the third quarter of 2018 totaled $273.3 million, a 4.3% increase as compared to consolidated Net Sales of $261.9 million in the third quarter of 2017. Consolidated Net Sales for the first nine months of 2018 totaled $838.3 million, a 15.8% increase as compared to consolidated Net Sales of $723.8 million for the first nine months of 2017.
The components of the consolidated Net Sales change for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 were as follows:

	2018 v. 2017
	Three Months Ended	Nine Months Ended
	September 30	September 30
Organic Growth:
Volume	4.6%	4.3%
Price	1.5%	1.6%
Organic Growth	6.1%	5.9%
Foreign Currency	(1.7%)	1.2%
Acquisitions and Divestitures	(0.1%)	8.7%
Total	4.3%	15.8%

The 4.3% increase in consolidated Net Sales in the third quarter of 2018 as compared to the same period in 2017 was driven by:

•
An organic sales increase of approximately 6.1%, which excludes the effects of foreign currency exchange and acquisitions and divestitures, resulting from an approximate 4.6% volume increase and a 1.5% price increase. The volume increase was primarily due to volume increases in our Americas strategic account and distribution channels, along with continued growth in our service and parts and consumables businesses, in addition to higher sales volumes in the APAC region led by industrial product growth in China. These sales increases were partially offset by lower sales in the EMEA region, due to a higher comparable sales growth in the third quarter of 2017. The price increase was the result of selling price increases, which averaged 3% in most geographies, with an effective date of February 1, 2018. We expect the increase in selling prices to increase Net Sales in the range of 1% to 2% for the 2018 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

•	An unfavorable impact from foreign currency exchange of approximately (1.7%).
The 15.8% increase in consolidated Net Sales in the first nine months of 2018 as compared to the same period in 2017 was driven by:

•	8.7% from the second quarter 2017 acquisition of the IPC Group.

•
An organic sales increase of approximately 5.9%, which excludes the effects of foreign currency exchange and acquisitions and divestitures, resulting from an approximate 4.3% volume increase and a 1.6% price increase. The volume increase was primarily due to increased sales of commercial equipment in the Americas and industrial equipment in APAC, mostly attributed to strong sales through strategic accounts in these regions. The price increase was the result of selling price increases, which averaged 3% in most geographies, with an effective date of February 1, 2018. We expect the increase in selling prices to increase Net Sales in the range of 1% to 2% for the 2018 full year. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

•	A favorable impact from foreign currency exchange of approximately 1.2%.
The following table sets forth the Net Sales by geographic area for the three and nine months ended September 30, 2018 and 2017 and the percentage change from the prior year (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2018	2017	%	2018	2017	%
Americas	$175,341	$161,037	8.9	$516,731	$472,953	9.3
Europe, Middle East and Africa	74,254	78,851	(5.8)	250,480	189,483	32.2
Asia Pacific	23,660	22,033	7.4	71,088	61,335	15.9
Total	$273,255	$261,921	4.3	$838,299	$723,771	15.8

Americas
Net Sales in the Americas were $175.3 million for the third quarter of 2018, an increase of 8.9% from the third quarter of 2017. An unfavorable direct impact of foreign currency translation exchange effects within the Americas impacted Net Sales by approximately 1.6% in the third quarter of 2018. As a result, organic sales growth in the Americas favorably impacted Net Sales by approximately 10.6% due to strong equipment sales in North America resulting from increased sales to the strategic account and distribution channels and increased parts and service sales, primarily a result of improved productivity in our service organization and continued broad-based strength in Brazil.
Net Sales in the Americas were $516.7 million for the first nine months of 2018, an increase of 9.3% from the first nine months of 2017. The direct impact of the second quarter 2017 acquisition of the IPC Group favorably impacted Net Sales by approximately 1.6%. In addition, an unfavorable impact of foreign currency translation exchange effects within the Americas impacted Net Sales by approximately 0.5% in the first nine months of 2018. As a result, organic sales growth in the Americas favorably impacted Net Sales by approximately 8.2% due to strong equipment sales in North America resulting from increased sales to all sales channels and broad based sales growth in Brazil. The Americas also experienced increased parts and service sales in the first nine months of 2018, primarily a result of improved productivity in our service organization.
Europe, Middle East and Africa
EMEA Net Sales were $74.3 million for the third quarter of 2018, a decrease of 5.8% from the third quarter of 2017. An unfavorable impact of foreign currency translation exchange effects within EMEA impacted Net Sales by approximately 1.3% in the third quarter of 2018. Organic sales declines in EMEA unfavorably impacted Net Sales by approximately 4.5% due to sales declines in the France and Italian markets due to a challenging comparable sales performance from the third quarter of 2017. Net Sales declines for the third quarter of 2018 were partially offset by sales growth in the UK.
EMEA Net Sales were $250.5 million for the first nine months of 2018, an increase of 32.2% from the first nine months of 2017. The direct impact of the second quarter 2017 acquisition of the IPC Group favorably impacted Net Sales by approximately 26.3%. In addition, a favorable impact of foreign currency translation exchange effects within EMEA impacted Net Sales by approximately 5.9% in the first nine months of 2018. As a result, organic sales growth in EMEA was essentially flat.
Asia Pacific
APAC Net Sales were $23.7 million for the third quarter of 2018, an increase of 7.4% from the third quarter of 2017. An unfavorable direct impact of foreign currency translation exchange effects within APAC impacted Net Sales by approximately 3.2% in the third quarter of 2018. As a result, organic sales growth in APAC favorably impacted Net Sales by approximately 10.6% primarily due to sales growth in China across all products and channels partially offset by declines in other parts of the region.
APAC Net Sales were $71.1 million for the first nine months of 2018, an increase of 15.9% from the first nine months of 2017. The direct impact of the second quarter 2017 acquisition of the IPC Group favorably impacted Net Sales by approximately 9.1%. In addition, a favorable direct impact of foreign currency translation exchange effects within APAC impacted Net Sales by approximately 0.8% in the first nine months of 2018. As a result, organic sales growth in APAC favorably impacted Net Sales by approximately 6.0% due to sales growth in Australia and China from strong industrial product sales through the direct and strategic account channels.
Gross Profit
Gross Profit margin of 39.6% was 30 basis points lower in the third quarter of 2018 compared to the third quarter of 2017. Gross Profit margin was unfavorably impacted by robust strategic account sales impacting our mix and manufacturing productivity issues associated with raw material and labor shortages as well as higher freight and logistics costs and newly enacted tariffs. The unfavorable Gross Profit Margin impacts were partially offset by improved operational performance in both manufacturing and service resulting from our operational effectiveness strategies as well as favorable pricing in North America and EMEA. In addition, Gross Profit margin was favorably impacted by a $2.2 million, or approximately 85 basis points, fair value inventory step-up flow through related to our acquisition of the IPC Group in the third quarter of 2017 that did not repeat in the third quarter of 2018.
Gross Profit margin of 40.3% was 40 basis points higher in the first nine months of 2018 compared to the first nine months of 2017. Gross Profit margin was unfavorably impacted by robust strategic account sales impacting our mix, manufacturing productivity issues associated with raw material and labor shortages and an inventory write down related to our Coatings business. The unfavorable Gross Profit margin impacts were partially offset by improved operational performance in both manufacturing and service. In addition, Gross Profit margin was favorably impacted by an $8.4 million, or approximately 120 basis points, fair value inventory step-up flow through related to our acquisition of the IPC Group in first nine months of 2017 that did not repeat in the first nine months of 2018.

We expect the full year Gross Profit margin to be approximately 40.5% of net sales.
Operating Expense
Research & Development Expense
We continue to invest in developing innovative products and technologies and the advancement of detergent-free products, fleet management and other sustainable technologies. New products and product variants launched in the first nine months of 2018 included the T600 series of scrubbers. In the fourth quarter of 2018, we plan to introduce our first autonomous floor care machine.
Research and Development ("R&D") Expense was $7.5 million, or 2.7% as a percentage of Net Sales, for the third quarter of 2018, a decrease of 30 basis points compared to the third quarter of 2017. R&D Expense was $23.4 million, or 2.8% as a percentage of Net Sales, for the first nine months of 2018, a decrease of 50 basis points compared to the first nine months of 2017.
The decrease in R&D as a percentage of sales reflects the impact of 2018 higher revenue and the timing of anticipated project spend in 2018, including investment in our strategic relationship with Brain Corp., to accelerate development of our autonomous floor cleaning technology. We continue to invest in R&D at levels necessary to propel our clear technology leadership position. We expect the full year spending for R&D to be approximately 3.0% of net sales.
Selling & Administrative Expense
Selling and Administrative Expense ("S&A Expense") was $85.1 million, a decrease of $0.6 million, or 0.7%, compared to the third quarter of 2017. As a percentage of Net Sales, S&A Expense for the third quarter of 2018 decreased 150 basis points to 31.2% from 32.7% in the third quarter of 2017.
For the third quarter of 2018, S&A Expense was impacted by $1.9 million, or 70 basis points, lower amortization expense related to the acquisition of the IPC Group compared to the third quarter of 2017 and a gain of approximately $1 million, or 35 basis points, related to the sale of our Waterstar business recorded in the third quarter of 2018. Partially offsetting this favorability was $0.6 million, or 25 basis points, higher acquisition and integration costs, as well as $0.2 million, or 10 basis points, for non-operational professional service fees recorded in the third quarter of 2018.
Excluding these items, S&A Expense as a percentage of Net Sales for the third quarter of 2018 was 80 basis points lower compared to the same period in the prior year, primarily due to our continued balance of disciplined spending control with investments in key growth initiatives.
S&A Expense for the first nine months of 2018 increased by $22.3 million, or 9.0%, compared to the first nine months of 2017. As a percentage of Net Sales, S&A Expense for the first nine months of 2018 decreased 200 basis points to 32.1% from 34.1% in the first nine months of 2017.
For the first nine months of 2018, S&A Expense was impacted by an $8.0 million restructuring charge, or approximately 100 basis points, recorded in the third quarter of 2017 that did not repeat in the first nine months of 2018, a decrease of $3.1 million, or 40 basis points, in acquisition and integration costs, as well as a gain of approximately $1 million, or 10 basis points, related to the sale of our Waterstar business recorded in the third quarter of 2018. Partially offsetting this favorability was $6.0 million, or 70 basis points, higher amortization expense related to the acquisition of the IPC Group compared to the first nine months of 2017, and $1.8 million, or 20 basis points, for non-operational professional service fees recorded in the third quarter of 2018.
Excluding these costs, S&A Expense as a percentage of Net Sales was 140 basis points lower in the first nine months of 2018 compared to the first nine months of 2017 due primarily to our continued balance of disciplined spending control with investments in key growth initiatives.
Total Other Expense, Net
Interest Income
Interest Income was $0.8 million in the third quarter of 2018, relatively flat compared to Interest Income of $0.7 million in the third quarter of 2017. For the first nine months of 2018, Interest Income was $2.5 million compared to Interest Income of $1.6 million in the first nine months of 2017. The increase in Interest Income was primarily due to interest income related to foreign currency swap activities.

Interest Expense
Interest Expense was $6.0 million in the third quarter of 2018 compared to Interest Expense of $6.1 million in the third quarter of 2017. For the first nine months of 2018, Interest Expense was $17.7 million compared to Interest Expense of $18.7 million in the first nine months of 2017. The lower Interest Expense in the third quarter and first nine months of 2018 compared to the same periods in 2017 was primarily due to carrying a lower level of debt on our Condensed Consolidated Balance Sheets throughout the first nine months of 2018 compared to the same period in 2017, partially offset by higher debt issuance charges from paying down debt balances faster than contractually required.
Net Foreign Currency Transaction Losses
Net Foreign Currency Transaction Losses in the third quarter of 2018 were $0.3 million compared to Net Foreign Currency Transaction Losses of $0.8 million in the third quarter of 2017. For the first nine months of 2018, Net Foreign Currency Transaction Losses were $1.4 million compared to Net Foreign Currency Transaction Losses of $2.4 million in the first nine months of 2017. The favorable change in the impact from foreign currency transactions in the first nine months of 2018 was primarily due to a $1.1 million mark-to-market adjustment of a foreign exchange call option held in connection with our acquisition of IPC Group in April 2017 that did not repeat in 2018.
Other Expense, Net
Other Expense, Net was $0.1 million and $0.9 million in the third quarter and first nine months of 2018, respectively, relatively flat compared to the same periods in 2017.
Income Taxes
The effective tax rate in the third quarter of 2018 was 1.6% compared to the effective tax rate in the third quarter of the prior year of 16.9%.
The tax expense for the third quarter of 2018 included a $0.3 million tax benefit associated with $1.5 million of acquisition and integration related costs associated with our acquisition of the IPC Group, a $0.1 million tax benefit associated with $0.2 million of costs related to non-operational professional service fees and a $0.2 million tax expense associated with a $1.0 million gain on the sale of Waterstar. These special items impacted the third quarter 2018 effective tax rate by (4.0%).
The effective tax rate in the third quarter of 2017 was 16.9%. The tax expense for the third quarter of 2017 included a $0.6 million tax benefit associated with $2.2 million of expense related to inventory step-up amortization and a $0.3 million tax benefit associated with $0.9 million of acquisition costs related to the IPC Group acquisition. These special items impacted the third quarter 2017 effective tax rate by (4.8%).
Excluding these special items, the rate decreased due primarily to the mix in expected full year taxable earnings by country, discrete tax expense benefit related to exercised stock options, a favorable tax ruling with the Italian tax authorities in connection with the acquisition of IPC Group, the reduction in our estimated transition tax liability and the reduction in the U.S. federal income tax rate in the Tax Act.
The year-to-date overall effective tax rate was 5.8% for 2018 compared to (14.6%) for 2017. The 2018 special items impacted the year-to-date overall effective tax rate by (4.1%). The 2017 special items impacted the year-to-date overall effective tax rate by (41.5%).
Excluding these special items, the rate decreased due primarily to the mix in expected full year taxable earnings by country, discrete tax expense benefit related to the exercise of soon-to-expire stock options, a favorable tax ruling from the Italian tax authorities related to the deductibility of interest expense in Italy, the reduction in our estimated transition tax liability and the reduction in the U.S. federal income tax rate in the Tax Act.
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
Liquidity and Capital Resources
Liquidity
Cash and Cash Equivalents totaled $53.5 million at September 30, 2018, as compared to $58.4 million as of December 31, 2017. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 1.8 as of September 30, 2018 and December 31, 2017, and our working capital was $200.4 million and $186.6 million, respectively. Our debt-to-capital ratio was 53.1% as of September 30, 2018, compared to 56.0% as of December 31, 2017.

Cash Flow From Operating Activities
Operating Activities provided $43.5 million of cash for the nine months ended September 30, 2018. Cash provided by operating activities was driven primarily by cash inflows from net earnings adding back non-cash items and a $5.2 million increase in Employee Compensation and Benefits liabilities. These cash inflows were offset by cash outflows resulting from an increase in Inventories of $19.6 million to support future sales growth.
Operating Activities provided $32.1 million of cash for the nine months ended September 30, 2017. Cash provided by operating activities was driven primarily by cash inflows from net earnings adding back non-cash items and an increase in Accounts Payable of $5.7 million resulting from timing of payments. These cash inflows were partially offset by cash outflows due to an increase in Inventories of $9.9 million to support future sales growth and a decrease in Employee Compensation and Benefits of $9.5 million due to payment of accrued employee incentives.
Two metrics used by management to evaluate how effectively we utilize our net assets are "Accounts Receivable Days Sales Outstanding" ("DSO") and "Days Inventory on Hand" ("DIOH"), on a first-in, first-out ("FIFO") basis. The metrics are calculated on a rolling three month basis in order to more readily reflect changing trends in the business. These metrics as of September 30, 2018 and December 31, 2017 were as follows (in days):

	September 30, 2018	December 31, 2017
DSO	67	63
DIOH	101	96
As of September 30, 2018, DSO increased four days compared to December 31, 2017, primarily due to mix of business and payment terms offered, partially offset by the trend of continued proactive management of our receivables by enforcing tighter credit limits and continuing to successfully collect past due balances.
As of September 30, 2018, DIOH increased five days compared to December 31, 2017, primarily due increased levels of inventory in support of higher anticipated sales levels and launches of new products offset by progress from inventory reduction initiatives.
Cash Flow From Investing Activities
Investing activities during the nine months ended September 30, 2018 used $10.4 million. We used $12.8 million for net capital expenditures. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development and manufacturing equipment. We also used $2.6 million to purchase a technology license and other intangibles. In addition, we received $4 million in proceeds due to the sale of the Waterstar business.
Investing activities during the nine months ended September 30, 2017 used $370.8 million. We used $353.5 million in relation to our acquisition of the IPC Group and the final installment payment for the acquisition of the Florock brand. In addition, we used $16.2 million and $2.5 million for net capital expenditures and for the purchase of the distribution rights to sell the i-mop, respectively. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development and manufacturing equipment. We also used $1.5 million as a result of a loan to i-team North America B.V., a joint venture that operates as the distributor of the i-mop in North America.
Cash Flow From Financing Activities
Net cash used in financing activities was $35.8 million during the first nine months of 2018. Payments of Long-Term Debt used $30.2 million and dividend payments used $11.4 million, partially offset by proceeds from the issuance of Common Stock of $5.7 million.
Net cash provided by financing activities was $335.8 million during the first nine months of 2017. Proceeds from the incurrence of Long-Term Debt and the issuance of Common Stock provided $440.0 million and $4.7 million, respectively. These cash inflows were partially offset by cash outflows resulting from $81.3 million of Long-Term Debt payments, $16.5 million related to payments of debt issuance costs and dividend payments of $11.2 million.

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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 392,892 shares remaining under our prior repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of September 30, 2018, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.

For the Quarter Ended September 30, 2018	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2018	120	$79.00	—	1,392,892
August 1 - 31, 2018	1,207	80.86	—	1,392,892
September 1 - 30, 2018	—	—	—	1,392,892
Total	1,327	$80.69	—	1,392,892

(1)
Includes 1,327 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

Item 6.	Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Form 8-K dated December 14, 2010.
3iii	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
4.1	Indenture dated as of April 18, 2017	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 24, 2017.
10.1	Cash Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 20, 2018.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) Notes to the Condensed Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	November 2, 2018	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	November 2, 2018	/s/ Thomas Paulson
Thomas Paulson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)