Form 10-K
period 2018-12-31
TENNANT CO
filed 2019-02-28
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-16191
TENNANT COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0572550
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2018, was $1,404,892,960.
As of January 31, 2019, there were 18,119,093 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2019 annual meeting of shareholders (the “2019 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2018
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
The Company's products are used in many types of environments including: Retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. The Company markets its offerings under the following brands: Tennant®, Nobles®, Alfa Uma Empresa Tennant™, IRIS®, VLX™, Superior Anodes, Orbio®,, IPC brands and private-label brands. Orbio-branded products and solutions are part of the emerging category of On-Site Generation (OSG). OSG technologies create and dispense effective cleaning and antimicrobial solutions on site within a facility. The Company's customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
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
Seasonality
Although the Company’s business is not seasonal in the traditional sense, the percentage of revenues in each quarter typically ranges from 22% to 28% of the total year. The first quarter tends to be at the low end of the range reflecting customers’ initial slow ramp up of capital purchases and the Company’s efforts to close out orders at the end of each year. The second and fourth quarters tend to be toward the high end of the range and the third quarter is typically in the middle of the range.

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
Backlog
The Company processes orders within two weeks, on average. Therefore, no significant backlogs existed at December 31, 2018 and 2017.
Competition
Public industry data concerning global market share is limited; however, through an assessment of validated third-party sources and sponsored third-party market studies, the Company is confident in its position as a world-leading manufacturer of floor maintenance and cleaning equipment. Several global competitors compete with Tennant in virtually every geography of the world. However, small regional competitors are also significant competitors who vary by country, vertical market, product category or channel. The Company competes primarily on the basis of offering a broad line of high-quality, innovative products supported by an extensive sales and service network in major markets.
Research and Development
Tennant Company has a history of developing innovative technologies to create a cleaner, safer, healthier world. The Company is committed to its innovation leadership position through fulfilling its goal to annually invest 3% of annual sales to research and development. The Company’s innovation efforts are focused on solving our customers’ needs holistically addressing a broad array of issues, such as managing labor costs, enhancing productivity, and making cleaning processes more efficient and sustainable.  Through core product development, partnerships and technology enablement we are creating new growth avenues for Tennant. These new avenues for growth go beyond cleaning equipment into business insights and service solutions.
Environmental Compliance
Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.
Employees
The Company employed approximately 4,300 people in worldwide operations as of December 31, 2018.
Available Information
The Company's internet address is www.tennantco.com. The Company makes available free of charge, through the Investor Relations website at investors.tennantco.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable when such material is filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”).
Executive Officers of the Registrant
The list below identifies those persons designated as executive officers of the Company, including their age, positions held with the Company and their business experience during the past five or more years.
David W. Huml, Senior Vice President, EMEA, APAC, Global Marketing and Operations
David W. Huml (50) joined the Company in November 2014 as Senior Vice President, Global Marketing. In January 2016, he also assumed oversight for the Company's APAC business unit. In January 2017, he assumed oversight for the Company's EMEA business and in June 2018 he assumed responsibility for Global Operations. From 2006 to October 2014, he held various positions with Pentair plc, a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products, most recently as Vice President, Applied Water Platform. From 1992 to 2006, he held various positions with Graco Inc., a designer, manufacturer and marketer of systems and equipment to move, measure, control, dispense and spray fluid and coating materials, including Worldwide Director of Marketing, Contractor Equipment Division.
H. Chris Killingstad, President and Chief Executive Officer
H. Chris Killingstad (63) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2002, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2002 he served as Senior Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Häagen-Dazs Asia Pacific. He held the position of International Business Development Manager at PepsiCo Inc., from 1982-1990 and Financial Manager for General Electric, from 1978-1980.
Carol E. McKnight, Senior Vice President, Chief Administrative Officer
Carol E. McKnight (51) joined the Company in June 2014 as Senior Vice President of Global Human Resources. In 2017, Carol was named SVP and Chief Administrative Officer. Prior to joining Tennant, she was Vice President of Human Resources at ATK (Alliant Techsystems) where she held divisional and corporate leadership positions in the areas of compensation, talent management, talent acquisition and general human resource management from 2002 to 2014. Prior to ATK, she was with New Jersey-based NRG Energy, Inc.
Mary E. Talbott, Senior Vice President, General Counsel and Corporate Secretary
Mary E. Talbott (50) joined the Company in January 2019 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining Tennant, from 2017 to 2018, she was Vice President, Assistant General Counsel and Assistant Corporate Secretary for General Cable Corporation, a global manufacturer in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, automotive, specialty and communications markets. From 2016 to 2017, she was Vice President of Law at Macy’s, Inc., and from 2006 to 2015, she held corporate leadership positions with Scripps Networks Interactive, Inc. (which was spun off from The E.W. Scripps Company in 2008), a developer of lifestyle-oriented content for linear and interactive video platforms including television and the internet, most recently as Senior Vice President, Deputy General Counsel and Corporate Secretary.
Keith A. Woodward, Senior Vice President and Chief Financial Officer
Keith A. Woodward (54) joined the Company in December 2018 as Senior Vice President and Chief Financial Officer. Prior to joining Tennant, he was at General Mills, Inc, a global manufacturer and marketer of branded consumer foods, for over 26 years holding various finance and corporate leadership roles, most recently as Senior Vice President, Global Treasurer. Prior to General Mills, Inc., he was with PriceWaterhouseCoopers.
Richard H. Zay, Senior Vice President, The Americas and R&D
Richard H. Zay (48) joined the Company in June 2010 as Vice President, Global Marketing and was named Senior Vice President, Global Marketing in October 2013. In 2014, he was named Senior Vice President of the Americas business unit for Tennant and in 2018 he assumed responsibility for Tennant Research and Development as well. From 2006 to 2010, he held various positions with Whirlpool Corporation, a manufacturer of major home appliances, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, he held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.

ITEM 1A – Risk Factors
The following are significant factors known to us that could materially adversely affect our business, financial condition or operating results.
We may not be able to develop or manage strategic planning and growth processes or the related operational plans to deliver on our strategies and establish a broad organization alignment, thereby impairing our ability to achieve future performance expectations.
We are continuing to refine our global company strategy to guide our next phase of performance as our structure has become more complex due to recent acquisitions. We continue to consolidate and reallocate resources as part of our ongoing efforts to optimize our cost structure and to drive synergies and growth. Our operating results may be negatively impacted if we are unable to implement new processes and manage organizational changes, which includes changes to our go-to-market strategy, systems and processes; simultaneous focus on expense control and growth; and introduction of alternative cleaning methods. In addition, if we do not effectively realize and sustain the benefits that these transformations are designed to produce, we may not fully realize the anticipated savings of these actions or they may negatively impact our ability to serve our customers or meet our strategic objectives.
We may not be able to upgrade and evolve our information technology systems as quickly as we wish and we may encounter difficulties as we upgrade and evolve these systems to support our growth strategy and business operations, which could adversely impact our abilities to accomplish anticipated future cost savings and better serve our customers.
We have many information technology systems that are important to the operation of our business and are in need of upgrading in order to effectively implement our growth strategy. Given our greater emphasis on customer-facing technologies, we may not have adequate resources to upgrade our systems at the pace which the current business environment demands. Additionally, significantly upgrading and evolving the capabilities of our existing systems could lead to inefficient or ineffective use of our technology due to lack of training or expertise in these evolving technology systems. These factors could lead to significant expenses, adversely impacting our results of operations and hindering our ability to offer better technology solutions to our customers.
Increases in the cost of, quality, or disruption in the availability of, raw materials and components that we purchase or labor required to manufacture our products could negatively impact our operating results or financial condition.
Our sales growth, expanding geographical footprint and continued use of sole-source vendors, coupled with suppliers’ potential credit issues, could lead to an increased risk of a breakdown in our supply chain. Our use of sole-source vendors creates a concentration risk. There is an increased risk of defects due to the highly configured nature of our purchased component parts that could result in quality issues, returns or production slow downs. In addition, modularization may lead to more sole-sourced products and as we seek to outsource the design of certain key components, we risk loss of proprietary control and becoming more reliant on a sole source. There is also a risk that the vendors we choose to supply our parts and equipment fail to comply with our quality expectations, thus damaging our reputation for quality and negatively impacting sales.
We have and may continue to experience higher than normal wage inflation due to skilled labor shortages.  In addition, we have incurred costs associated with tariffs on certain raw materials used on our manufacturing processes. The labor shortages and tariff costs have unfavorably impacted our gross profit margins and could continue to do so if actions we are taking are not effective at offsetting these rising costs.  Changes and uncertainties related to government fiscal and tax policies, including increased duties, tariffs, or other restrictions, could adversely affect demand for our products, the cost of the products we manufacture or our ability to cost-effectively source raw materials, all of which could have a negative impact on our financial results.
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
Our continued success will depend on, among other things, the skills and services of our executive officers and other key personnel. Our ability to attract and retain highly qualified managerial, technical, manufacturing, research, sales and marketing personnel also impacts our ability to effectively operate our business. As companies grow and increase their hiring activities, there is an inherent risk of increased employee turnover and the loss of valuable employees in key positions, especially in emerging markets. We believe the increased loss of key personnel within a concentrated region could adversely affect our sales growth.
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
Public companies have been the target of activist investors. One investor which owns approximately 5% of our outstanding common stock filed a Schedule 13D with the Securities and Exchange Commission in December 2017 which stated its belief that we should undertake a strategic review process regarding a consolidation transaction with a third party. In the event such investor or another third party, such as an activist investor, continues to pursue such belief or proposes to change our governance policies, board of directors, or other aspects of our operations, our review and consideration of such proposals may create a significant distraction for our management and employees. This could negatively impact our ability to execute our business plans and may require our management to expend significant time and resources. Such proposals may also create uncertainties with respect to our financial position and operations and may adversely affect our ability to attract and retain key employees.
We may be unable to conduct business if we experience a significant business interruption in our computer systems, manufacturing plants or distribution facilities for a significant period of time.
We rely on our computer systems, manufacturing plants and distribution facilities to efficiently operate our business. If we experience an interruption in the functionality in any of these items for a significant period of time for any reason, we may not have adequate business continuity planning contingencies in place to allow us to continue our normal business operations on a long-term basis. In addition, the increase in customer-facing technology raises the risk of a lapse in business operations. Therefore, significant long-term interruption in our business could cause a decline in sales, an increase in expenses and could adversely impact our financial results.
Our global operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.
Due to the international scope of our operations, we are subject to a complex system of commercial, tax and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade, tax compliance, labor and safety and anti-corruption, such as the U.S. Foreign Corrupt Practices Act, and similar laws from other countries. Our numerous foreign subsidiaries and affiliates are governed by laws, rules and business practices that differ from those of the U.S., but because we are a U.S.-based company, oftentimes they are also subject to U.S. laws which can create a conflict. Despite our due diligence, there is a risk that we do not have adequate resources or comprehensive processes to stay current on changes in laws or regulations applicable to us worldwide and maintain compliance with those changes. Increased compliance requirements may lead to increased costs and erosion of desired profit margin. As a result, it is possible that the activities of these entities may not comply with U.S. laws or business practices or our Business Ethics Guide. Violations of the U.S. or local laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
In addition to the foregoing, the European Union adopted a comprehensive General Data Privacy Regulation (the "GDPR") in May 2016 that has replaced the EU Data Protection Directive and related country-specific legislation. The GDPR became effective in May 2018. GDPR requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue.
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
In April 2017, in connection with the acquisition of IPC Cleaning S.p.A., we entered into a new senior credit facility and indenture, and issued debt totaling approximately $400,000,000 consisting of a $100,000,000 term loan and $300,000,000 of senior notes, which funded the acquisition and replaced our current debt facility. The new senior credit facility also includes a revolving facility in an amount up to $200,000,000. We cannot provide assurance that our business will generate sufficient cash flow from operations to meet all our debt service requirements, to pay dividends, to repurchase shares of our common stock, and to fund our general corporate and capital requirements.
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
We earn revenues, pay expenses, own assets and incur liabilities in countries using functional currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into US. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, net earnings, earnings per share and the value of balance sheet items denominated in foreign currencies as we translate them into the U.S. dollar reporting currency. We use derivative financial instruments to hedge our estimated transactional or translational exposure to certain foreign currency-denominated assets and liabilities as well as our foreign currency denominated revenue. While we actively manage the exposure of our foreign currency market risk in the normal course of business by utilizing various foreign exchange financial instruments, these instruments involve risk and may not effectively limit our underlying exposure from foreign currency exchange rate fluctuations or minimize the effects on our net earnings and the cash volatility associated with foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, could materially affect our financial results.

ITEM 1B – Unresolved Staff Comments
None.
ITEM 2 – Properties
The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities located in Minneapolis, Minnesota; Holland, Michigan; Chicago, Illinois; Uden, the Netherlands and the Italian cities of Venice, Cremona and Reggio Emilia and in the Province of Padua are owned by the Company. Manufacturing facilities located in Louisville, Kentucky; São Paulo, Brazil; Shanghai, China, and another facility in the Province of Padua are leased to the Company. In addition, IPC uses a dedicated, third-party plant in Germany that specially manufactures heavy–duty stainless steel scrubbers and sweepers to IPC designs. IPC also owns a minor tools and supplies assembly operation in China to service local customers. The facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Sales offices, warehouse and storage facilities are leased in various locations in the United States, Canada, Mexico, Portugal, Spain, Italy, Germany, France, the Netherlands, Belgium, Norway, the United Kingdom, Japan, China, India, Australia, New Zealand and Brazil. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs.
Further information regarding the Company’s property and lease commitments is included in the Contractual Obligations section of Item 7 and in Note 17 to the Consolidated Financial Statements.
ITEM 3 – Legal Proceedings
There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.
ITEM 4 – Mine Safety Disclosures
Not applicable.

PART II
ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION – Tennant's common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of February 14, 2019, there were 312 shareholders of record.
DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 74 consecutive years. Tennant’s annual cash dividend payout increased for the 47th consecutive year to $0.85 per share in 2018, an increase of $0.01 per share over 2017. Dividends are generally declared each quarter. On February 14, 2019, the Company announced a quarterly cash dividend of $0.22 per share payable March 15, 2019, to shareholders of record on February 28, 2019.
DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.
TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:
Equiniti Trust Company
Shareowner Services
P.O. Box 64874
St. Paul, MN 55164-0854
(800) 468-9716
EQUITY COMPENSATION PLAN INFORMATION – The following table provides information about shares of the Company's Common Stock that may be issued under the Company's equity compensation plans, as of December 31, 2018.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,313,569	$47.47	761,382
Equity compensation plans not approved by security holders	—	—	—
Total	1,313,569	$47.47	761,382

(1)
Amount includes outstanding awards under the 1997 Non-Employee Director Stock Option Plan, the 2007 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan, each as amended, and the 2017 Stock Incentive Plan (the "Plans"). Amount includes shares of Common Stock that may be issued upon exercise of outstanding stock options under the Plans. Amount also includes shares of Common Stock that may be paid in cash upon exercise of outstanding stock appreciation rights under the Plans. Amount also includes shares of Common Stock that may be issued upon settlement of restricted stock units and deferred stock units (phantom stock) under the Plans. Stock appreciation rights, restricted stock units and deferred stock units may be settled in cash, stock or a combination of both. Column (a) includes the number of shares that could be issued upon a complete distribution of all outstanding stock options and stock appreciation rights (1,084,567) and restricted stock units and deferred stock units (230,554).

(2)Column (b) includes the weighted-average exercise price for outstanding stock options and stock appreciation rights.

SHARE REPURCHASES – On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 392,892 shares remaining under our prior repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of December 31, 2018, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.

For the Quarter Ended December 31, 2018	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2018	86	$75.95	—	1,392,892
November 1–30, 2018	267	63.89	—	1,392,892
December 1–31, 2018	407	78.09	—	1,392,892
Total	760	$72.86	—	1,392,892

(1)
Includes 760 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock to two indices: S&P SmallCap 600 and Morningstar Industrials Sector. The graph below compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2013, including the reinvestment of all dividends.

5-YEAR CUMULATIVE TOTAL RETURN COMPARISON

	2013	2014	2015	2016	2017	2018
Tennant Company	$100	$108	$85	$109	$113	$82
S&P SmallCap 600	$100	$106	$104	$102	$115	$105
Morningstar Industrials Sector	$100	$109	$106	$126	$154	$136

ITEM 6 – Selected Financial Data
(In thousands, except shares and per share data)

Years Ended December 31	2018		2017		2016		2015		2014
Financial Results:
Net Sales	$1,123,511		$1,003,066		$808,572		$811,799		$821,983
Cost of Sales	678,478		603,253	(2), (5)	456,977		462,739		469,556
Gross Margin - %	39.6		39.9		43.5		43.0		42.9
Research and Development Expense	30,739		32,013		34,738		32,415		29,432
% of Net Sales	2.7		3.2		4.3		4.0		3.6
Selling and Administrative Expense	356,316	(1), (4)	334,782	(2), (4), (5)	248,592	(4)	251,670	(3), (4)	250,695	(4)
% of Net Sales	31.7		33.4		30.7		31.0		30.5
Profit from Operations	57,978	(1), (4)	33,018	(2), (4), (5)	68,265	(4)	52,576	(3), (4)	71,894	(4)
% of Net Sales	5.2		3.3		8.4		6.6		8.8
Income Tax Expense	2,304	(1)	4,913	(2)	19,877		18,336	(3)	18,887
Effective Tax Rate - %	6.4		(380.2)		29.9		36.4		27.2
Net Earnings (Loss) Attributable to Tennant Company	33,412	(1)	(6,195)	(2)	46,614		32,088		50,651
% of Net Sales	3.0		(0.6)		5.8		4.0		6.2
Per Share Data:
Basic Net Earnings (Loss) Attributable to Tennant Company	$1.86	(1)	$(0.35)	(2)	$2.66		$1.78	(3)	$2.78
Diluted Net Earnings (Loss) Attributable to Tennant Company	$1.82	(1)	$(0.35)	(2)	$2.59		$1.74	(3)	$2.70
Diluted Weighted Average Shares	18,338,569		17,695,390		17,976,183		18,493,447		18,740,858
Cash Dividends	$0.85		$0.84		$0.81		$0.80		$0.78
Financial Position:
Total Assets	$992,544		$993,977		$470,037		$432,295		$486,932
Total Debt	355,065		376,839		36,194		24,653		28,137
Total Tennant Company Shareholders’ Equity	314,422		296,503		278,543		252,207		280,651
Current Ratio	1.9		1.8		2.2		2.2		2.4
Debt-to-Capital Ratio	53.0%		56.0%		11.5%		8.9%		9.1%
Cash Flows:
Net Cash Provided by Operations	$79,970		$54,174		$57,878		$45,232		$59,362
Capital Expenditures, Net of Disposals	(18,668)		(17,926)		(25,911)		(24,444)		(19,292)
Free Cash Flow	61,302		36,248		31,967		20,788		40,070
Other Data:
Depreciation and Amortization	$54,420		$43,253		$18,300		$18,031		$20,063
Number of employees at year-end	4,341		4,297		3,236		3,164		3,164
The results of operations from our 2017 acquisition of the IPC Group have been included in the Selected Financial Data presented above since its acquisition date on April 6, 2017.

(1)
2018 includes pre-tax acquisition and integration costs, restructuring charges, professional services, building design costs, and a gain on a sale of business in selling and administrative expense of $6,869, $1,032, $1,914, $1,556, and $(955), respectively ($5,363, $874, $1,445, $1,175, and $(721) after-tax, respectively, or $0.29, $0.05, $0.08, $0.06, $(0.04) per diluted share, respectively). Additionally, 2018 included a pre-tax pension curtailment gain in other expense of $(165) ($(134) after-tax or $(0.01) per diluted share). In addition, 2018 net earnings attributable to Tennant Company includes an acquisition-related tax adjustment of $883 and a mandatory repatriation tax expense of $362 ($0.05 and $0.02 per diluted share, respectively).

(2)
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

(3)
2015 includes restructuring charges of $3,744 pre-tax ($3,095 after-tax or $0.17 per diluted share) and a non-cash impairment of long-lived assets of $11,199 pre-tax ($10,822 after-tax or $0.58 per diluted share).

(4)
On January 1, 2018, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The components of net pension and postretirement benefit costs, except for service costs, are required to be presented in the Condensed Consolidated Statements of Operations separately from the service cost component in nonoperating expenses. See Note 2.

(5)	2017 was revised for misclassifications as discussed in Note 3.

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

Historical Results
The following table compares the historical results of operations for the years ended December 31, 2018, 2017 and 2016 in dollars and as a percentage of Net Sales (in thousands, except per share amounts and percentages):

	2018	%	2017	%	2016	%
Net Sales	$1,123,511	100.0	$1,003,066	100.0	$808,572	100.0
Cost of Sales	678,478	60.4	603,253	60.1	456,977	56.5
Gross Profit	445,033	39.6	399,813	39.9	351,595	43.5
Operating Expense:
Research and Development Expense	30,739	2.7	32,013	3.2	34,738	4.3
Selling and Administrative Expense	356,316	31.7	334,782	33.4	248,592	30.7
Total Operating Expense	387,055	34.5	366,795	36.6	283,330	35.0
Profit from Operations	57,978	5.2	33,018	3.3	68,265	8.4
Other Income (Expense):
Interest Income	3,035	0.3	2,405	0.2	330	—
Interest Expense	(23,342)	(2.1)	(25,394)	(2.5)	(1,279)	(0.2)
Net Foreign Currency Transaction Losses	(1,100)	(0.1)	(3,387)	(0.3)	(392)	—
Other Expense, Net	(729)	(0.1)	(7,934)	(0.8)	(433)	(0.1)
Total Other Expense, Net	(22,136)	(2.0)	(34,310)	(3.4)	(1,774)	(0.2)
Profit (Loss) Before Income Taxes	35,842	3.2	(1,292)	(0.1)	66,491	8.2
Income Tax Expense	2,304	0.2	4,913	0.5	19,877	2.5
Net Earnings (Loss) Including Noncontrolling Interest	33,538	3.0	(6,205)	(0.6)	46,614	5.8
Net Earnings (Loss) Attributable to Noncontrolling Interest	126	—	(10)	—	—	—
Net Earnings (Loss) Attributable to Tennant Company	$33,412	3.0	$(6,195)	(0.6)	$46,614	5.8
Net Earnings (Loss) Attributable to Tennant Company per Share - Diluted	$1.82		$(0.35)		$2.59

Net Sales
Net Sales in 2018 totaled $1,123.5 million, a 12.0% increase as compared to Net Sales of $1,003.1 million in 2017.
The components of the consolidated Net Sales change for 2018 as compared to 2017, and 2017 as compared to 2016, were as follows:

Growth Elements	2018 v. 2017	2017 v. 2016
Organic Growth:
Volume	3.9%	(0.1%)
Price	1.6%	1.5%
Organic Growth	5.5%	1.4%
Foreign Currency	0.3%	0.5%
Acquisitions	6.2%	22.2%
Total	12.0%	24.1%
The 12.0% increase in consolidated Net Sales for 2018 as compared to 2017 was driven by:

•
Organic sales increased approximately 5.5% which excludes the effects of foreign currency translation exchange and acquisitions, due to an approximate 3.9% volume increase and a 1.6% price increase. The volume increase was driven by growth in all geographic regions, with particular strength in the Americas from higher sales of commercial equipment in the strategic account channel. Strong organic sales in Germany and France and strength in China and Australia also contributed to the strong organic sales growth. The price increase was the result of selling price increases in most geographies, with an effective date of February 1, 2018. The impact to gross margin is estimated to be minimal as these selling price increases were taken to offset inflation.

•	6.2% from the full year impact of the April 2017 acquisition of the IPC Group.

•	A favorable impact from foreign currency exchange of approximately 0.3%.
The 24.1% increase in consolidated Net Sales for 2017 as compared to 2016 was primarily due to the following:

•	22.2% from the April 2017 acquisition of the IPC Group and the expansion of our commercial floor coatings business through the August 2016 acquisition of the Florock® brand.

•
An organic sales increase of approximately 1.4% which excludes the effects of foreign currency exchange and acquisitions, due to an approximate 1.5% price increase, partially offset by a volume decrease of 0.1%. The price increase was the result of selling price increases, typically in the range of 2% to 4% in most geographies, with an effective date of February 1, 2017. The impact to gross margin was minimal as these selling price increases were taken to offset inflation. The slight volume decrease was primarily due to increased sales in Latin America and EMEA being more than offset by volume decreases in North America. Sales of new products introduced from 2015 to 2017 totaled 48% of equipment revenue in 2017. This compares to 37% of equipment revenue in 2016 from sales of new products introduced from 2014 to 2016.

•	A favorable impact from foreign currency exchange of approximately 0.5%.
The following table sets forth annual Net Sales by geographic area and the related percentage change from the prior year (in thousands, except percentages):

	2018	%	2017	%	2016
Americas	$690,996	7.9	$640,274	5.5	$607,026
Europe, Middle East and Africa	335,603	22.6	273,738	112.1	129,046
Asia Pacific	96,912	8.8	89,054	22.8	72,500
Total	$1,123,511	12.0	$1,003,066	24.1	$808,572
Americas – In 2018, Americas Net Sales increased 7.9% to $691.0 million as compared with $640.3 million in 2017. The direct impact of the second quarter 2017 acquisition of the IPC Group favorably impacted Net Sales by approximately 1.1%. In addition, an unfavorable impact of foreign currency translation exchange effects within the Americas impacted Net Sales by approximately 0.7% in 2018. As a result, organic sales growth in the Americas favorably impacted Net Sales by approximately 7.5% due to strong equipment sales in North America resulting from increases in all channels, particularly strategic accounts and the distribution channel. The Americas also experienced increased parts and service sales in 2018 as well as strong sales in Latin America, particularly Brazil.
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
Europe, Middle East and Africa – EMEA Net Sales in 2018 increased 22.6% to $335.6 million as compared to 2017 Net Sales of $273.7 million. In 2018, the direct impact of the second quarter 2017 acquisition of the IPC Group favorably impacted Net Sales by approximately 18.2%. In addition, a favorable impact of foreign currency translation exchange effects within EMEA impacted Net Sales by approximately 3.0% in 2018. As a result, organic sales growth in EMEA favorably impacted Net Sales by approximately 1.3% due to strong growth in Germany and France, partially offset by challenging comparable sales performance in Italy.
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
Asia Pacific – APAC Net Sales in 2018 increased 8.8% to $96.9 million as compared to 2017 Net Sales of $89.1 million. In 2018, the direct impact of the second quarter 2017 acquisition of the IPC Group favorably impacted Net Sales by approximately 6.3%. In addition, an unfavorable direct impact of foreign currency translation exchange effects within APAC impacted Net Sales by approximately 0.6% in 2018. As a result, organic sales growth in APAC favorably impacted Net Sales by approximately 3.2% primarily due to sales growth in China, India and Australia from strong commercial and industrial product sales through the direct and strategic account channels slightly offset by sales declines in Japan and Korea.

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
Gross Profit
Gross Profit margin was 39.6%, or 25 basis points lower in 2018 compared to 2017. Gross Profit margin was unfavorably impacted by manufacturing productivity issues associated with raw material and labor shortages, robust strategic account sales which negatively impacted our mix, higher freight costs and negative impacts from tariffs. The unfavorable Gross Profit margin impacts were partially offset by improved operational performance in both manufacturing and service as well as favorable pricing in North America and EMEA. In addition, Gross Profit margin was favorably impacted by a $7.2 million, or approximately 70 basis points, fair value inventory step-up flow through related to our acquisition of the IPC Group in 2017 that did not repeat in 2018.
Gross Profit margin was 390 basis points lower in 2017 compared to 2016 due primarily to the $7.2 million, or approximately 70 basis points, fair value inventory step-up flow through related to our acquisition of the IPC Group and field service productivity challenges related to a high number of open service trucks of $5.1 million, or approximately 50 basis points. In addition, Gross Profit margin was unfavorably impacted by mix of sales by channel and region, primarily resulting from higher sales through the distribution in North America and lower gross margins from the IPC Group. The near-term unfavorable impacts from investments in manufacturing automation initiatives and high levels of raw material cost inflation also contributed to lower Gross Profit margin in 2017.
Operating Expenses
Research and Development Expense – Tennant continues to invest in innovative product development with 2.7% of 2018 Net Sales spent on Research and Development ("R&D"). We continue to invest in developing innovative new products and technologies and the advancement of detergent-free products, fleet management and other sustainable technologies. New products and product variants launched in 2018 included the T600 series of scrubbers and our first autonomous floor care machine.
R&D Expense decreased $1.3 million, or 4.0%, in 2018 as compared to 2017. As a percentage of Net Sales, 2018 R&D Expense decreased 46 basis points compared to the prior year. The decrease in R&D as a percentage of sales reflects the impact of higher revenue in 2018 and the timing of anticipated project spend in 2018, including investment in our strategic relationship with Brain Corp., to accelerate development of our autonomous floor cleaning technology. We continue to invest in R&D at levels necessary to propel our clear technology leadership position.
R&D Expense decreased $2.7 million, or 7.8%, in 2017 as compared to 2016. As a percentage of Net Sales, 2017 R&D Expense decreased 110 basis points compared to the prior year. The decrease in R&D spending was primarily due to headcount reduction related to the first quarter 2017 restructuring action.

Selling and Administrative Expense – Selling and Administrative Expense ("S&A Expense") increased by $21.5 million, or 6.4%, in 2018 compared to 2017. As a percentage of Net Sales, 2018 S&A Expense decreased 170 basis points to 31.7% from 33.4% in 2017. The primary drivers of the increase were approximately $18.3 million of IPC-related S&A expense due to an additional quarter in 2018 and $12.6 million in compensation-related expenses. These increases were offset by a decrease of $9.5 million in restructuring costs from 2017 to 2018.
Selling and Administrative Expense ("S&A Expense") increased by $86.2 million, or 34.7%, in 2017 compared to 2016. As a percentage of Net Sales, 2017 S&A Expense increased 270 basis points to 33.4% from 30.7% in 2016. S&A Expense was unfavorably impacted by $15.7 million and $10.6 million of amortization expense and acquisition costs, respectively, related to our acquisition of the IPC Group. In addition, S&A Expense was unfavorably impacted by $10.5 million of restructuring charges taken in the 2017 first and fourth quarters.
Total Other Expense, Net
Interest Income – Interest Income was $3.0 million in 2018, an increase of $0.6 million from 2017. The increase between 2018 and 2017 was primarily due to an extra quarter of interest income related to foreign currency swap activities.
Interest Income was $2.4 million in 2017, an increase of $2.1 million from 2016. The increase between 2017 and 2016 was primarily due to interest income related to foreign currency swap activities.
Interest Expense – Interest Expense was $23.3 million in 2018, as compared to $25.4 million in 2017. The lower Interest Expense in 2018 was primarily due to carrying a lower level of debt on our Consolidated Balance Sheets due to debt paydowns, as further described in the Liquidity and Capital Resources section that follows.
Interest Expense was $25.4 million in 2017, as compared to $1.3 million in 2016. The higher Interest Expense in 2017 was primarily due to carrying a higher level of debt on our Consolidated Balance Sheets related to our acquisition activities, as well as a $6.2 million charge to expense the debt issuance costs for loans which were refinanced or repaid, as further described in the Liquidity and Capital Resources section that follows.
Net Foreign Currency Transaction Losses – Net Foreign Currency Transaction Losses were $1.1 million in 2018 as compared to $3.4 million in 2017. The favorable change in the impact from foreign currency transactions in 2018 was primarily due to fluctuations in foreign currency rates, specifically between the Euro, Brazilian real and the U.S. dollar, and settlements of transactional hedging activity in the normal course of business. Additionally an unfavorable $1.1 million mark-to-market adjustment of a foreign exchange call option was recorded in 2017 that did not recur in 2018. This instrument was held in connection with our acquisition of the IPC Group in April 2017.
Net Foreign Currency Transaction Losses were $3.4 million in 2017 as compared to $0.4 million in 2016. The unfavorable change in the impact from foreign currency transactions in 2017 was primarily due to fluctuations in foreign currency rates, specifically between the Euro and U.S. dollar, settlements of transactional hedging activity in the normal course of business and a $1.1 million mark-to-market adjustment of a foreign exchange call option, an instrument held in connection with our acquisition of the IPC Group in April 2017.
Other Expense, Net – Other Expense, Net was $0.7 million in 2018 as compared to $7.9 million in 2017. The favorable change in Other Expense, Net was due primarily to a pension settlement loss of $6.4 million in 2017 that did not recur in 2018.

Other Expense, Net was $7.9 million in 2017 as compared to $0.4 million in 2016. The unfavorable change in Other Expense, Net was due primarily to a pension settlement loss of $6.4 million and additional expense recorded as a result of the acquisition of the IPC Group.
Income Taxes
The overall effective income tax rate was 6.4%, (380.2)% and 29.9% in 2018, 2017 and 2016, respectively.
The expense for 2018 included a $1.5 million tax benefit associated with $6.9 million of acquisition and integration-related costs associated with our integration of the IPC Group and pending acquisition of Gaomei Cleaning Equipment Company, a $0.2 million tax benefit associated with $1.0 million of restructuring charge, a $0.4 million tax benefit associated with $1.6 million of building design costs, a $0.5 million tax benefit associated with $1.9 million of costs related to non-operational professional service fees, a $0.2 million tax expense associated with a $1.0 million gain on the sale of assets of our Waterstar business, a $0.9 million benefit associated with an acquisition tax adjustment, and a $0.4 million benefit related to finalizing the income tax effect of the one-time transition tax on certain unrepatriated earnings. These special items impacted the 2018 effective tax rate by (6.2%).
Our effective tax rate fluctuates from year to year due to the global nature of our operations. The effective tax rate change from 2017 was primarily due to the lower corporate tax rate provided by the Tax Act beginning in the first quarter of 2018, the mix in full year taxable earnings by country, the tax expense benefit related to the exercise of soon-to-expire stock options and a favorable tax ruling from the Italian tax authorities related to the deductibility of interest expense in Italy.
On December 22, 2017, legislation popularly referred to as the Tax Act was enacted, resulting in significant changes from previous tax law, including, but not limited to, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and a reduction in the U.S. federal corporate income tax rate from 35% to 21% and established new laws that impacted 2018.
ASC 740 requires a company to record the effects of a tax law change in the period of enactment. ASU 2018-05 allowed a company to record a provisional amount when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in the law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.
During the third quarter of 2018, the accounting for the remeasurement of the deferred taxes and transition tax was finalized. Adjustments to the provisional amounts were not material to the consolidated financial statements. The accounting for the income tax effects of the Tax Act is complete as of December 31, 2018.
The tax expense for 2017 included a $3.7 million tax benefit associated with $18.8 million of acquisition and financing costs related to the IPC Group acquisition, a $3.0 million tax benefit associated with a $10.5 million restructuring charge, a $2.4 million tax benefit associated with a $6.2 million pension settlement, a $2.0 million tax benefit associated with $7.2 million of expense related to inventory step-up amortization, a $2.0 million tax expense related to the write-down of net U.S. deferred tax assets at the lower enacted tax rates and $0.4 million tax expense related to the transition tax on cash and cash equivalent balances related to accumulated earnings associated with our international operations as a result of Tax Legislation. These special items impacted the 2017 year-to-date overall effective tax rate by 412.9%.
Excluding the 2017 special items and the effect of the Tax Act, the tax rate increased from 29.9% in 2016 due primarily to the mix in full year taxable earnings by country.
There were no special items that affected the tax rate in 2016.

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments – For the years ended December 31, 2018 and 2017, we recorded a pre-tax foreign currency translation loss of $16.2 million and a gain of $28.4 million, respectively. For the year ended December 31, 2016, we recorded pre-tax foreign currency translation gains of $0.1 million in Other Comprehensive Income (Loss). These adjustments resulted from translating the financial statements of our non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar, as well as other adjustments permitted by ASC 830 – Foreign Currency Matters.
During 2018, we recorded a pre-tax currency translation loss of $16.2 million. These adjustments were caused primarily by the strengthening of the U.S. dollar to most currencies. In 2018, the U.S. dollar strengthened by approximately 5% to the Euro and approximately 15% to the Brazilian Real.
During 2017, we recorded pre-tax currency translation gains of $28.4 million. These adjustments were caused primarily by the appreciation of the Euro against the U.S. dollar. In 2017, the Euro appreciated against the U.S. dollar by approximately 14%.
During 2016, we recorded translation gains of $3.4 million relating to the Brazilian real, and translation losses of $1.3 million for the Euro, $1.0 million for the Chinese renminbi, $0.9 million for the British pound and $0.1 million for various other currencies. These adjustments were caused by the appreciation of the U.S. dollar against these currencies of between 3% and 17%, and the strengthening of the Brazilian real of 22% in 2016.
Pension and Retiree Medical Benefits – The summarized changes in Accumulated Other Comprehensive Loss for the three years ended December 31 were as follows:

	Pension and Postretirement Medical Benefits
	2018	2017	2016
Prior Service Costs	$109	$—	$—
Net actuarial (gain) loss	(1,699)	622	2,357
Amortization of prior service cost	(19)	—	(41)
Amortization of net actuarial loss	(87)	(117)	(68)
Settlement Charge	(49)	(6,373)	—
Total recognized in other comprehensive (income) loss	$(1,745)	$(5,868)	$2,248
The $1.7 million gain in 2018 was primarily due to a $1.7 million actuarial gain relating to an annual actuarial analysis resulting from a 67 basis point increase in the U.S. pension discount rate, a 27 basis point increase in the non-U.S. discount rate and a 69 basis point increase in the postretirement discount rate.
The $5.9 million gain in 2017 was primarily due to a $6.4 million settlement charge related to the termination of the U.S. Pension Plan and a $0.1 million credit related to amortization of accumulated actuarial losses. These gains were partially offset by $0.6 million of net actuarial losses relating to an increase of $1.2 million in the pension benefit obligation in 2017 due to changes in demographic experience and other changes, a $0.6 million increase in the pension benefit obligation resulting from a 64 basis point decrease in the U.S. pension discount rate, a 19 basis point decrease in the non-U.S. discount rate and a 32 basis point decrease in the postretirement discount rates and a $1.0 million decrease in the pension benefit obligation due to a higher than expected actual return on assets.
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
Cash Flow Hedging – For the years ended December 31, 2018 and 2017, we recorded pre-tax adjustments on cash flow hedge financial instruments of a gain of $1.3 million and a loss of $7.7 million, respectively, in Other Comprehensive Income (Loss) as further disclosed in Note 13 to the Company's Consolidated Financial Statements. For the year ended December 31, 2016, we recorded a pre-tax loss of $0.3 million in Other Comprehensive Income (Loss) for these items.
The $1.3 million gain in 2018 was primarily due to the strengthening of the U.S. dollar relative to the Canadian dollar and Euro. During 2018, the U.S. dollar strengthened approximately 8% to the Canadian dollar and approximately 5% to the Euro.
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
The $0.3 million pre-tax loss in 2016 was driven by our cash flow exposure to the Canadian dollar resulting from changes in this currency relative to the U.S. dollar.

Liquidity and Capital Resources
Liquidity – Cash and Cash Equivalents totaled $85.6 million at December 31, 2018, as compared to $58.4 million as of December 31, 2017. Cash and Cash Equivalents held by our foreign subsidiaries totaled $59.2 million as of December 31, 2018, as compared to $39.1 million as of December 31, 2017. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 1.9 as of December 31, 2018, and 1.8 as of December 31, 2017, and our working capital was $219.8 million and $186.6 million, respectively.
Our Debt-to-Capital ratio was 53.0% as of December 31, 2018, compared with 56.0% as of December 31, 2017. Our capital structure was comprised of $355.1 million of Debt and $314.4 million of Tennant Company Shareholders’ Equity as of December 31, 2018.
Operating Activities – Cash provided by operating activities was $80.0 million in 2018, $54.2 million in 2017 and $57.9 million in 2016. In 2018, cash provided by operating activities was driven primarily by net earnings, after adding back non-cash items, a $12.6 million increase in Employee Compensation and Benefits liabilities and an increase in Accounts Payable of $4.6 million due to timing of payments. These cash inflows were partially offset by cash outflows resulting from an increase in Accounts Receivable of $7.6 million resulting from higher sales levels, the variety of payment terms offered and mix of business as well as a $16.6 million increase in Inventories to support future sales growth.
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
Investing Activities – Net cash used in investing activities was $16.0 million in 2018, $375.3 million in 2017 and $40.6 million in 2016. In 2018, we used $18.7 million for net capital expenditures. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development and manufacturing equipment. We also used $2.8 million for the purchase of a technology license and other intangibles. In addition, we received $4.0 million in proceeds from the sale of assets of our Waterstar business.
In 2017, we used $354.1 million, net of cash acquired, in relation to our acquisition of the IPC Group and the final installment payment for the acquisition of the Florock brand and $17.9 million for net capital expenditures. Net capital expenditures included investments in information technology process improvement projects, tooling related to new product development and manufacturing equipment. We also used $2.5 million for the purchase of the distribution rights to sell the i-mop and $1.5 million as a result of a loan to i-team North America B.V., a joint venture that operates as a distributor of the i-mop in North America. The details regarding the joint venture and our distribution of the i-mop are described further in Note 5 to the Consolidated Financial Statements.
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
Financing Activities – Net cash used in financing activities was $32.8 million in 2018. Net cash provided by financing activities was $319.5 million in 2017. Net cash used in financing activities was $9.6 million in 2016. In 2018, proceeds from the incurrence of Long-Term Debt associated with the pending Gaomei acquisition and the issuance of Common Stock provided $11.0 million and $5.9 million, respectively. These cash inflows were partially offset by cash outflows resulting from $38.3 million of Long-Term Debt payments and dividend payments of $15.3 million. Our annual cash dividend payout increased for the 47th consecutive year to $0.85 per share in 2018, an increase of $0.01 per share over 2017.
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
On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. At December 31, 2018, there were 1,392,892 remaining shares authorized for repurchase.
There were no shares repurchased in 2018 in the open market, no shares repurchased in 2017 and 246,474 shares repurchased during 2016, at average repurchase prices of $51.78 during 2016 . Our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.
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
On April 18, 2017, we issued and sold $300,000,000 in aggregate principal amount of our 5.625% Senior Notes due 2025 (the “Notes”), pursuant to an Indenture, dated as of April 18, 2017, among the company, the Guarantors (as defined therein), and Wells Fargo Bank, National Association, a national banking association, as trustee. The Notes are guaranteed by Tennant Coatings, Inc., and Tennant Sales and Service Company (collectively, the “Guarantors”), which are wholly-owned subsidiaries of the company.
For further details regarding our indebtedness, see Note 11 to the Consolidated Financial Statements.
Contractual Obligations – Our contractual obligations as of December 31, 2018, are summarized by period due in the following table (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt(1)	$359,789	$12,066	$16,552	$31,171	$300,000
Interest payments on long-term debt(1)	113,992	19,234	37,432	34,545	22,781
Capital leases	2,862	1,264	1,427	171	—
Interest payments on capital leases	210	127	80	3	—
Retirement benefit plans(2)	1,319	1,319	—	—	—
Deferred compensation arrangements(3)	5,120	1,189	1,532	638	1,761
Operating leases(4)	40,151	15,200	14,508	6,228	4,215
Purchase obligations(5)	53,844	53,844	—	—	—
Other(6)	8,404	8,404	—	—	—
Total contractual obligations	$585,691	$112,647	$71,531	$72,756	$328,757
(1)Long-term debt represents borrowings through our Notes and the 2017 Credit Agreement with JPMorgan. Interest on the Notes accrues at the rate of 5.625% per annum and is payable semiannually in cash on each May 1 and November 1, commencing on November 1, 2017. Repayment of the principal amount of the Senior Notes is due upon expiration of the agreement in 2025. Interest payments on our 2017 Credit Agreement with JPMorgan were calculated using the December 31, 2017 30-day LIBOR rate plus a spread.

(2)Our retirement benefit plans, as described in Note 15 to the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our 2019 expected contribution in the contractual obligations table.
(3)The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $5.1 million as of December 31, 2018. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant distribution elections.
(4)Operating lease commitments consist primarily of office and warehouse facilities, vehicles and office equipment as discussed in Note 17 to the Consolidated Financial Statements.
(5)Purchase obligations include all known open purchase orders, contractual purchase commitments and contractual obligations as of December 31, 2018.
(6)Other obligations include residual value guarantees as discussed in Note 17 to the Consolidated Financial Statements.
Total contractual obligations exclude our gross unrecognized tax benefits of $5.7 million and accrued interest and penalties of $0.4 million as of December 31, 2018. We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 18 to the Consolidated Financial Statements.
Newly Issued Accounting Guidance
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). This ASU changes current U.S. GAAP for lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. Under the new guidance, lessor accounting is largely unchanged. The amendments in this ASU are effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, which is our fiscal 2019. We expect the adoption of this standard will have a material impact on the consolidated balance sheets for recognition of operating lease related assets and liabilities. We do not expect a material impact to the consolidated statements of operations. See FN 1 for further discussion.
Derivatives and Hedging
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which better aligns accounting rules with a company's risk management activities, better reflects the economic results of hedging in financial statements and simplifies hedge accounting treatment. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which is our fiscal 2019. We have determined that the adoption of this standard will not have a material impact on our consolidated financial statements and related disclosures.
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
We performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The qualitative test is used as an indicator to identify if there is potential goodwill impairment. If the qualitative test indicates there may be an impairment, we perform the quantitative test, which measures the amount of the goodwill impairment, if any. We perform our goodwill impairment analysis as of year-end or when an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying amount, and use our judgment to develop assumptions for the discounted cash flow model that we use, if necessary. Management assumptions include forecasting revenues and margins, estimating capital expenditures, depreciation, amortization and discount rates.
If our goodwill impairment testing resulted in one or more of our reporting units’ carrying amount exceeding its fair value, we would write down our reporting units’ carrying amount to its fair value and would record an impairment charge in our results of operations in the period such determination is made. Subsequent reversal of goodwill impairment charges is not permitted. Based on our analysis of qualitative factors, we determined that it was not more likely than not that the fair value of the North America, Latin America, EMEA and APAC reporting units was less than its respective carrying amount. We elected to perform a quantitative analysis of the Coatings reporting unit. Based on the quantitative analysis of that reporting unit, it was determined there was no goodwill impairment at December 31, 2018. We had Goodwill of $182.7 million as of December 31, 2018.
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
Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our Consolidated Statements of Operations. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2018, a valuation allowance of $11.5 million was recorded against foreign tax loss carryforwards, foreign tax credit carryforwards and state credit carryforwards.
Cautionary Factors Relevant to Forward-Looking Information
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains certain statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include:

•	Ability to effectively manage strategic plans or growth processes.

•	Ability to successfully upgrade and evolve our information technology systems.

•	Fluctuations in the cost, quality or availability of raw materials and purchased components.

•	Geopolitical and economic uncertainty throughout the world.

•	Ability to attract, retain and develop key personnel and create effective succession planning strategies.

•	Ability to develop and commercialize new innovative products and services.

•	Ability to integrate acquisitions, including IPC.

•	Competition in our business.

•	Ability to successfully protect our information technology systems from cyber security risks.

•	Potential disruption of our business from actions of activist investors or others.

•	Occurrence of a significant business interruption.

•	Ability to comply with global laws and regulations.

•	Unforeseen product liability claims or product quality issues.

•	Ability to generate sufficient cash to satisfy our debt obligations.

•	Internal control over financial reporting risks resulting from our acquisition of IPC.
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
Various factors beyond our control affect the price of oil and gas, including, but not limited to, worldwide and domestic supplies of oil and gas, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, domestic and foreign governmental regulation, weather-related factors and the overall economic environment. We purchase petroleum-related component parts for use in our manufacturing operations. In addition, our freight costs associated with shipping and receiving product and sales and service vehicle fuel costs are impacted by fluctuations in the cost of oil and gas.
Fluctuations in worldwide demand and other factors affect the price for lead, steel and related products. We do not maintain an inventory of raw or fabricated steel or batteries in excess of near-term production requirements. As a result, increases in the price of lead or steel can significantly increase the cost of our lead- and steel-based raw materials and component parts.
During 2018, we experienced inflation on our raw materials and other purchased component costs. We continue to focus on mitigating the risk of future raw material or other product component cost increases through supplier negotiations, ongoing optimization of our supply chain, the continuation of cost reduction actions and product pricing. The success of these efforts will depend upon our ability to leverage our commodity spend in the current global economic environment. If the commodity prices increase significantly and we are not able to offset the increases with higher selling prices, our results may continue to be unfavorably impacted in 2019.
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
In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments with counterparties that are highly rated financial institutions. We may use foreign exchange purchased options or forward contracts to hedge our foreign currency denominated forecasted revenues or forecasted sales to wholly-owned foreign subsidiaries. Additionally, we hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts. We hedge these exposures to reduce the risk that our net earnings and cash flows will be adversely affected by changes in foreign exchange rates. We do not enter into any of these instruments for speculative or trading purposes to generate revenue.
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
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. During 2017, we entered into Euro to U.S. dollar foreign exchange cross currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We entered into these foreign exchange cross currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. We designated these cross currency swaps as cash flow hedges. The hedged cash flows as of December 31, 2018 included €174,000 of total notional value. As of December 31, 2018, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €24,000. The scheduled maturity and principal payment of the loan and related swaps of €150,000 are due in April 2022. There were no new cross currency swaps designated as cash flow hedges as of December 31, 2018.
For further information regarding our foreign currency derivatives and hedging programs, see Note 13 to the Consolidated Financial Statements.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tennant Company, and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules included in Item 15.A.2 (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Minneapolis, Minnesota
February 28, 2019

Consolidated Statements of Operations
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

Years ended December 31	2018	2017	2016
Net Sales	$1,123,511	$1,003,066	$808,572
Cost of Sales	678,478	603,253	456,977
Gross Profit	445,033	399,813	351,595
Operating Expense:
Research and Development Expense	30,739	32,013	34,738
Selling and Administrative Expense	356,316	334,782	248,592
Total Operating Expense	387,055	366,795	283,330
Profit from Operations	57,978	33,018	68,265
Other Income (Expense):
Interest Income	3,035	2,405	330
Interest Expense	(23,342)	(25,394)	(1,279)
Net Foreign Currency Transaction Losses	(1,100)	(3,387)	(392)
Other Expense, Net	(729)	(7,934)	(433)
Total Other Expense, Net	(22,136)	(34,310)	(1,774)
Profit (Loss) Before Income Taxes	35,842	(1,292)	66,491
Income Tax Expense	2,304	4,913	19,877
Net Earnings (Loss) Including Noncontrolling Interest	33,538	(6,205)	46,614
Net Earnings (Loss) Attributable to Noncontrolling Interest	126	(10)	—
Net Earnings (Loss) Attributable to Tennant Company	$33,412	$(6,195)	$46,614

Net Earnings (Loss) Attributable to Tennant Company per Share:
Basic	$1.86	$(0.35)	$2.66
Diluted	$1.82	$(0.35)	$2.59

Weighted Average Shares Outstanding:
Basic	17,940,438	17,695,390	17,523,267
Diluted	18,338,569	17,695,390	17,976,183

Cash Dividends Declared per Common Share	$0.85	$0.84	$0.81
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
TENNANT COMPANY AND SUBSIDIARIES
(In thousands)

Years ended December 31	2018	2017	2016
Net Earnings (Loss) Including Noncontrolling Interest	$33,538	$(6,205)	$46,614
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(16,221)	28,356	109
Pension and retiree medical benefits	1,745	5,868	(2,248)
Cash flow hedge	1,341	(7,731)	(305)
Income Taxes:
Foreign currency translation adjustments	168	310	32
Pension and retiree medical benefits	(467)	(2,087)	504
Cash flow hedge	(1,437)	2,884	114
Total Other Comprehensive (Loss) Income, net of tax	(14,871)	27,600	(1,794)
Total Comprehensive Income Including Noncontrolling Interest	18,667	21,395	44,820
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	126	(10)	—
Comprehensive Income Attributable to Tennant Company	$18,541	$21,405	$44,820
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

December 31	2018	2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$85,609	$58,398
Restricted Cash	525	653
Receivables:
Trade, less Allowances of $2,516 and $3,241, respectively	207,948	203,280
Other	8,222	6,236
Net Receivables	216,170	209,516
Inventories	135,133	127,694
Prepaid Expenses	22,141	19,351
Other Current Assets	9,066	7,503
Total Current Assets	468,644	423,115
Property, Plant and Equipment	386,641	382,768
Accumulated Depreciation	(223,194)	(202,750)
Property, Plant and Equipment, Net	163,447	180,018
Deferred Income Taxes	15,489	11,134
Goodwill	182,671	186,044
Intangible Assets, Net	146,546	172,347
Other Assets	15,747	21,319
Total Assets	$992,544	$993,977
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$27,005	$30,883
Accounts Payable	98,398	96,082
Employee Compensation and Benefits	49,453	37,257
Income Taxes Payable	2,123	2,838
Other Current Liabilities	71,895	69,447
Total Current Liabilities	248,874	236,507
Long-Term Liabilities:
Long-Term Debt	328,060	345,956
Employee-Related Benefits	21,110	23,867
Deferred Income Taxes	46,018	53,225
Other Liabilities	32,130	35,948
Total Long-Term Liabilities	427,318	458,996
Total Liabilities	676,192	695,503
Commitments and Contingencies (Note 17)
Equity:
Common Stock, $0.375 par value per share, 60,000,000 shares authorized; 18,125,201 and 17,881,177 issued and outstanding, respectively	6,797	6,705
Additional Paid-In Capital	28,550	15,089
Retained Earnings	316,269	297,032
Accumulated Other Comprehensive Loss	(37,194)	(22,323)
Total Tennant Company Shareholders' Equity	314,422	296,503
Noncontrolling Interest	1,930	1,971
Total Equity	316,352	298,474
Total Liabilities and Total Equity	$992,544	$993,977
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES
(In thousands)

Years ended December 31	2018	2017	2016
OPERATING ACTIVITIES
Net Earnings (Loss) Including Noncontrolling Interest	$33,538	$(6,205)	$46,614
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Depreciation	32,291	26,199	17,891
Amortization of Intangible Assets	22,129	17,054	409
Amortization of Debt Issuance Costs	2,353	1,779	—
Debt Issuance Cost Charges Related to Short-Term Financing	—	6,200	—
Fair Value Step-Up Adjustment to Acquired Inventory	—	7,245	—
Deferred Income Taxes	(10,862)	(6,095)	(1,172)
Share-Based Compensation Expense	8,314	5,891	3,875
Allowance for Doubtful Accounts and Returns	768	1,602	468
Other, Net	(436)	364	(196)
Changes in Operating Assets and Liabilities, Net of Assets Acquired:
Receivables, Net	(7,618)	(14,381)	(9,278)
Inventories	(16,557)	(2,898)	23
Accounts Payable	4,569	10,849	(3,904)
Employee Compensation and Benefits	12,649	(7,780)	124
Other Current Liabilities	722	14,560	(185)
Income Taxes	(1,383)	285	5,427
Other Assets and Liabilities	(507)	(495)	(2,218)
Net Cash Provided by Operating Activities	79,970	54,174	57,878
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(18,780)	(20,437)	(26,526)
Proceeds from Disposals of Property, Plant and Equipment	112	2,511	615
Proceeds from Principal Payments Received on Long-Term Note Receivable	1,416	667	—
Issuance of Long-Term Note Receivable	—	(1,500)	(2,000)
Acquisitions of Businesses, Net of Cash Acquired	—	(354,073)	(12,933)
Purchase of Intangible Asset	(2,775)	(2,500)	—
Proceeds from Sale of Business	4,000	—	285
Net Cash Used in Investing Activities	(16,027)	(375,332)	(40,559)
FINANCING ACTIVITIES
Proceeds from Short-Term Debt	3,926	303,000	—
Repayments of Short-Term Debt	—	(303,000)	—
Proceeds from Issuance of Long-Term Debt	11,000	440,000	15,000
Payments of Long-Term Debt	(38,255)	(96,248)	(3,460)
Payments of Debt Issuance Costs	—	(16,482)	—
Change in Capital Lease Obligations	14	311	—
Purchases of Common Stock	—	—	(12,762)
Proceeds from Issuances of Common Stock	5,880	6,875	5,271
Excess Tax Benefit on Stock Plans	—	—	686
Purchase of Noncontrolling Owner Interest	—	(30)	—
Dividends Paid	(15,343)	(14,953)	(14,293)
Net Cash (Used in) Provided by Financing Activities	(32,778)	319,473	(9,558)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(4,082)	2,186	(1,150)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	27,083	501	6,611
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	59,051	58,550	51,939
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$86,134	$59,051	$58,550

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Income Taxes	$11,132	$13,542	$14,172
Interest	$22,367	$14,228	$1,135
Supplemental Non-Cash Investing and Financing Activities:
Long-Term Note Receivable from Sale of Business	$—	$—	$5,489
Capital Expenditures in Accounts Payable	$2,311	$2,167	$2,045
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
TENNANT COMPANY AND SUBSIDIARIES
(In thousands, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2015	17,744,381	$6,654	$—	$293,682	$(48,129)	$252,207	$—	$252,207
Net Earnings	—	—	—	46,614	—	46,614	—	46,614
Other Comprehensive Loss	—	—	—	—	(1,794)	(1,794)	—	(1,794)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 23,113 shares	190,443	71	3,939	—	—	4,010	—	4,010
Share-Based Compensation	—	—	3,875	—	—	3,875	—	3,875
Dividends paid $0.81 per Common Share	—	—	—	(14,293)	—	(14,293)	—	(14,293)
Tax Benefit on Stock Plans	—	—	686	—	—	686	—	686
Purchases of Common Stock	(246,474)	(92)	(4,847)	(7,823)	—	(12,762)	—	(12,762)
Balance, December 31, 2016	17,688,350	$6,633	$3,653	$318,180	$(49,923)	$278,543	$—	$278,543
Net Loss	—	—	—	(6,195)	—	(6,195)	(10)	(6,205)
Other Comprehensive Income	—	—	—	—	27,600	27,600	—	27,600
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 16,990 shares	192,827	72	5,545	—	—	5,617	—	5,617
Share-Based Compensation	—	—	5,891	—	—	5,891	—	5,891
Dividends paid $0.84 per Common Share	—	—	—	(14,953)	—	(14,953)	—	(14,953)
Recognition of Noncontrolling Interests	—	—	—	—	—	—	2,028	2,028
Purchase of Noncontrolling Shareholder Interest	—	—	—	—	—	—	(30)	(30)
Other	—	—	—	—	—	—	(17)	(17)
Balance, December 31, 2017	17,881,177	$6,705	$15,089	$297,032	$(22,323)	$296,503	$1,971	$298,474
Net Earnings	—	—	—	33,412	—	33,412	126	33,538
Other Comprehensive Loss	—	—	—	—	(14,871)	(14,871)	—	(14,871)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 9,598 shares	244,024	92	5,147	—	—	5,239	—	5,239
Share-Based Compensation	—	—	8,314	—	—	8,314	—	8,314
Dividends paid $0.85 per Common Share	—	—	—	(15,343)	—	(15,343)	—	(15,343)
Recognition of Noncontrolling Interests	—	—	—	—	—	—	(132)	(132)
Adjustments to beginning Retained Earnings resulting from newly adopted accounting pronouncements (see FN 2)	—	—	—	1,168	—	1,168	—	1,168
Other	—	—	—	—	—	—	(35)	(35)
Balance, December 31, 2018	18,125,201	$6,797	$28,550	$316,269	$(37,194)	$314,422	$1,930	$316,352
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
Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of Accumulated Other Comprehensive Loss. The balance of cumulative foreign currency translation adjustments recorded within Accumulated Other Comprehensive Loss as of December 31, 2018, 2017 and 2016 was a net loss of $31,831, $15,778 and $44,444, respectively. The majority of translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Net Foreign Currency Transaction Losses are included in Other Income (Expense).
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
Restricted Cash – We have a total of $525 as of December 31, 2018 that serves as collateral backing certain bank guarantees and is therefore restricted. This money is invested in time deposits.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Equity Method Investment – Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in Other Assets on the Consolidated Balance Sheets. Under this method of accounting, our share of the net earnings or losses of the investee are presented as a component of Other Expense, Net on the Consolidated Statements of Operations. The detail regarding our equity method investment in i-team North America B.V., a joint venture that operates as the distributor of the i-mop in North America, is further described in Note 5.
Goodwill – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. We analyze Goodwill on an annual basis as of year-end and when an event occurs or circumstances change that may reduce the fair value of one of our reporting units below its carrying amount. A goodwill impairment occurs if the carrying amount of a reporting unit exceeds its fair value. In assessing the recoverability of Goodwill, we use an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test.
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
Purchase of Common Stock – We repurchase our Common Stock under 2016 and 2015 repurchase programs authorized by our Board of Directors. These programs allow us to repurchase up to an aggregate of 1,392,892 shares of our Common Stock. Upon repurchase, the par value is charged to Common Stock and the remaining purchase price is charged to Additional Paid-in Capital. If the amount of the remaining purchase price causes the Additional Paid-in Capital account to be in a debit position, this amount is then reclassified to Retained Earnings. Common Stock repurchased is included in shares authorized but is not included in shares outstanding.
Warranty – We record a liability for estimated warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty terms on machines range from one to four years. However, the majority of our claims are paid out within the first six to nine months following a sale. The majority of the liability for estimated warranty claims represents amounts to be paid out in the near term for qualified warranty issues, with immaterial amounts reserved to be paid out for older equipment warranty issues. Warranty costs are recorded as a component of Selling and Administrative Expense in the Consolidated Statements of Operations.
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
Pension and Profit Sharing Plans – Substantially all U.S. employees are covered by various retirement benefit plans, including postretirement medical plans and defined contribution savings plans. Pension plan costs are accrued based on actuarial estimates with the required pension cost funded annually, as needed. No new participants have entered the defined benefit pension plan since 2000 and no new participants have entered the postretirement medical plan since 1998. For further details regarding our pension and profit sharing plans, see Note 15.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

We account for our foreign currency hedging instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Gains and losses from foreign exchange forward contracts that hedge certain balance sheet positions are recorded each period to Net Foreign Currency Transaction Losses in our Consolidated Statements of Operations. Foreign exchange option contracts or forward contracts hedging forecasted foreign currency revenue are designated as cash flow hedges under accounting for derivative instruments and hedging activities, with gains and losses recorded each period to Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to Net Sales. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from Accumulated Other Comprehensive Loss to Net Foreign Currency Transaction Losses in our Consolidated Statements of Operations at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in Net Foreign Currency Transaction Losses in our Consolidated Statements of Operations. See Note 13 for additional information regarding our hedging activities.
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
Further details regarding revenue recognition are discussed in Notes 2 and 4.
Share-based Compensation – We account for employee share-based compensation using the fair value based method. Our share-based compensation plans are more fully described in Note 19.
Research and Development – Research and development costs are expensed as incurred.
Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, e-mail marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2018, 2017 and 2016, such activities amounted to $8,767, $8,228 and $7,269, respectively.
Income Taxes – Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided when, in management’s judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have established contingent tax liabilities using management’s best judgment. We follow guidance provided by Accounting Standards Codification ("ASC") 740, Income Taxes, regarding uncertainty in income taxes, to record these contingent tax liabilities (refer to Note 18 for additional information). We adjust these liabilities as facts and circumstances change. Interest Expense is recognized in the first period the interest would begin accruing. Penalties are recognized in the period we claim or expect to claim the position in our tax return. Interest and penalty expenses are classified as an income tax expense.
Sales Tax – Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis.
Earnings per Share – Basic earnings (loss) per share is computed by dividing Net Earnings (Loss) Attributable to Tennant Company by the Weighted Average Shares Outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive stock options, performance shares, restricted shares and restricted stock units. These conversions are not included in our computation of diluted earnings per share if we have a net loss attributable to Tennant Company in a reporting period, as the effects are anti-dilutive.
New Accounting Pronouncements - In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU changes current U.S. GAAP for lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. Under the new guidance, lessor accounting is largely unchanged. The amendments in this ASU are effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, which is our fiscal 2019.

We have elected to apply the standard on a prospective basis with an adjustment to retained earnings in the first period of adoption. We have also elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we have elected the short-term lease recognition whereby we will not recognize operating lease related assets or liabilities for leases with a lease term less than one year. We have also elected to not separate lease and non-lease components for all of our leases. We will not be electing the hindsight practical expedient to determine the reasonably certain term of existing leases.

We are continuing to evaluate the impact of this amended guidance on our consolidated financial statements and related disclosures. We expect the adoption of this standard will have a material impact on the consolidated balance sheets for recognition of operating lease related assets and liabilities. We do not expect a material impact to the consolidated statements of operations. We are unable to quantify the impact at this time as the lease software required to calculate the impact due to the volume of our lease data has not yet been implemented. We are also in the process of implementing controls to ensure compliance with the new lease accounting standard. We expect to be complete with implementation activities by the end of the first quarter of 2019 and will provide appropriate disclosures at that time.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

2.	Newly Adopted Accounting Pronouncements
Revenue from Contracts with Customers
On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all the related amendments ("new revenue standard") to all contracts not completed at the date of initial application using the modified retrospective method. The cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings was not material to the company. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods, and there are no material differences between the reported results under the new revenue standard and those that would have been reported under legacy U.S. GAAP.
The new revenue standard also required us to record a refund liability and a corresponding asset for our right to recover products from customers upon settling the refund liability to account for the transfer of products with a right of return. The impact of this provision of the new revenue standard is immaterial to our financial statements. The new revenue standard also provided additional clarity that resulted in a reclassification from the Accounts Receivable to Other Current Liabilities to reflect a change in the presentation of our sales return reserves on the balance sheet, which were previously recorded net of Accounts Receivable. Provisions for estimated sales returns will continue to be recorded at the time the related revenue is recognized.
The reclassification from Accounts Receivable to Other Current Liabilities in accordance with the detail described above impacted the Condensed Consolidated Balance Sheet as of December 31, 2018, as follows (in thousands):

	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
ASSETS
Accounts Receivable	$216,170	$214,858	$1,312
Total Current Assets	468,644	467,332	$1,312
Total Assets	$992,544	$991,232	$1,312
LIABILITIES
Other Current Liabilities	$71,895	$70,583	$1,312
Total Current Liabilities	248,874	247,562	$1,312
Total Liabilities	$676,192	$674,880	$1,312
Intra-Entity Transfers of Assets Other than Inventory
On January 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The adoption of this ASU resulted in a $94 cumulative effect adjustment recorded in Retained Earnings as of the beginning of 2018 that reflects a $1,281 reduction in a long-term deferred charge, mostly offset by the establishment of deferred tax assets of $1,187. The reduction in the long-term asset and establishment of the deferred tax asset impacted Other Assets and Deferred Income Taxes, respectively, on our Condensed Consolidated Balance Sheets.
Statement of Cash Flows – Restricted Cash
On January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires companies to explain the changes in the combined total of restricted and unrestricted balances in the Condensed Consolidated Statements of Cash Flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the Condensed Consolidated Statement of Cash Flows. In accordance with the ASU, we adopted the standard on a retrospective basis to all periods presented.
Compensation – Retirement Benefits
On January 1, 2018, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires employers to report the service cost component of net pension and postretirement benefit costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net pension and postretirement benefit costs are required to be presented in the Condensed Consolidated Statements of Operations separately from the service cost component in nonoperating expenses. In accordance with the ASU, we adopted the standard on a retrospective basis to all periods presented. As a result, we reclassified $5,974 of net benefit costs and $233 of net benefit credits from Selling and Administrative Expense to Other Expense, Net on the Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2017 and December 31, 2016, respectively. The reclassification represents the other components of net pension and postretirement benefit costs that are now presented in the Condensed Consolidated Statements of Operations separately from the service cost in Total Other Expense, Net. As a basis for the retrospective application of the ASU, we used the practical expedient that permits us to use the amounts disclosed for the various components of net benefit cost in Note 15.
Income Statement – Reporting Comprehensive Income
On January 1, 2018, we elected to adopt early ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The ASU gives companies the option to reclassify stranded tax effects caused by the newly enacted legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act") from Accumulated Other Comprehensive Loss to Retained Earnings. The adoption resulted in a $1,262 cumulative effect adjustment which increased Retained

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Earnings as of the beginning of 2018 and reduced the deferred income tax benefits in Accumulated Other Comprehensive Loss relating to cash flow hedges and pension and retiree medical benefits.
Income Taxes
In March 2018, we adopted ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU updates the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when the Tax Act was signed into law. Additional information regarding the adoption of this standard is contained in Note 18.

3.	Revision of Prior Period Financial Statements
Subsequent to the issuance of our consolidated financial statements for the quarter and year-to-date periods ended September 30, 2018, management identified misclassifications between Cost of Sales and Selling and Administrative Expense in our Consolidated Statements of Operations. As a result of revising prior period financial statement amounts for these misclassifications, Cost of Sales increased $4,608 and Selling and Administrative Expense decreased $4,608 for the year ended December 31, 2017. There were no misclassifications identified for the year ended December 31, 2016. These revisions had no impact on Profit (Loss) Before Income Taxes. The revisions also had no impact on our Consolidated Statements of Comprehensive Income, Consolidated Statements of Equity, Consolidated Balance Sheets, or Consolidated Statements of Cash Flow. Management evaluated the materiality of the revisions from a quantitative and qualitative perspective and concluded that the revisions are immaterial to our consolidated financial statements.

Revisions to amounts in previously filed quarterly financial statements from 2018 and 2017 are reflected in Note 22.

4.	Revenue from Contracts with Customers
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
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the twelve months ended December 31, 2018, 2017 and 2016 (in thousands):
Net Sales by geographic area

	Twelve Months Ended
	December 31
	2018	2017	2016
Americas	$690,996	$640,274	$607,026
Europe, Middle East and Africa	335,603	273,738	129,046
Asia Pacific	96,912	89,054	72,500
Total	$1,123,511	$1,003,066	$808,572
Net Sales are attributed to each geographic area based on the end user country and are net of intercompany sales.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Net Sales by groups of similar products and services

	Twelve Months Ended
	December 31
	2018	2017	2016
Equipment	$729,993	$636,875	$491,075
Parts and Consumables	222,345	202,452	173,632
Specialty Surface Coatings	29,827	31,407	29,146
Service and Other	141,346	132,332	114,719
Total	$1,123,511	$1,003,066	$808,572
Net Sales by sales channel

	Twelve Months Ended
	December 31
	2018	2017	2016
Sales Direct to Consumer	$735,244	$674,495	$609,538
Sales to Distributors	388,267	328,571	199,034
Total	$1,123,511	$1,003,066	$808,572

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
The change in our sales incentive accrual balance for the twelve months ended December 31, 2018 was as follows:

Twelve Months Ended
December 31
2018
Beginning balance	$13,466
Additions to sales incentive accrual	30,458
Contract payments	(26,992)
Foreign currency fluctuations	(280)
Ending balance	$16,652
Deferred Revenue
We sell separately priced prepaid contracts to our customers where we receive payment at the inception of the contract and defer recognition of the consideration received because we have to satisfy future performance obligations. Our deferred revenue balance is primarily attributed to prepaid maintenance contracts on our machines ranging from 12 months to 60 months. In circumstances where prepaid contracts are sold simultaneously with machines, we use an observable price to determine stand-alone selling price for separate performance obligations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The change in the deferred revenue balance for the twelve months ended December 31, 2018 was as follows:

Twelve Months Ended
December 31
2018
Beginning balance	$7,787
Increase in deferred revenue representing our obligation to satisfy future performance obligations	14,650
Decrease in deferred revenue for amounts recognized in Net Sales for satisfied performance obligations	(13,755)
Foreign currency fluctuations	(157)
Ending balance	$8,525
At December 31, 2018, $5,021 and $3,504 of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Condensed Consolidated Balance Sheets. Of this, we expect to recognize the following approximate amounts in Net Sales in the following periods:

2019	$5,021
2020	1,865
2021	1,044
2022	442
2023	153
Thereafter	—
Total	$8,525
At December 31, 2017, $5,815 and $2,483 of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Condensed Consolidated Balance Sheets.
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

5.	Investment in Joint Venture
On February 13, 2017, the Company, through a Dutch subsidiary, together with Future Cleaning Technologies, B.V., a company headquartered in the Netherlands, announced the January 1, 2017 formation of i-team North America B.V., a joint venture that operates as the distributor of the i-mop in North America. We began selling and servicing the i-mop in the second quarter of 2017. We own a 50% ownership interest in the joint venture, which is accounted for under the equity method of accounting, with our proportionate share of income or loss presented as a component of Other Expense, Net on the Consolidated Statements of Operations. In 2018, this amount was immaterial.
As of December 31, 2018, the carrying value of the company's investment in the joint venture was $32. In March 2017, we issued a $1,500 loan to the joint venture and, as a result, recorded a long-term note receivable in Other Assets on the Consolidated Balance Sheets.

6.	Management Actions
During the first quarter of 2017, we implemented a restructuring action to better align our global resources and expense structure with a lower growth global economic environment. The pre-tax charge of $8,018, including other associated costs of $961, consisted primarily of severance and was included within Selling and Administrative Expense in the Consolidated Statements of Operations. The charge impacted our Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC") operating segments. We estimated the savings would offset the pre-tax charge approximately one year from the date of the action. No additional costs will be incurred related to this restructuring action.
During the fourth quarter of 2017, we implemented a restructuring action primarily driven by integration actions related to our acquisition of IP Cleaning S.p.A and its subsidiaries ("IPC Group"). See Note 7 for further details regarding our acquisition of the IPC Group. The restructuring action consisted primarily of severance and includes reductions in overall staffing to streamline and right-size the organization to support anticipated business requirements. The pre-tax charge of $2,501 was included within Selling and Administrative Expense in the Consolidated Statements of Operations. The charge impacted our Americas, EMEA and APAC operating segments. We estimated the savings would offset the pre-tax charge approximately one year from the date of the action.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

During the fourth quarter of 2018, we implemented a restructuring action consisting of severance to further our integration efforts related to the IPC Group. The pre-tax charge of $1,032 was included within Selling and Administrative Expense in the Consolidated Statements of Operations. The charge impacted our EMEA and APAC operating segments. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.
A reconciliation to the ending liability balance of severance and related costs as of December 31, 2018 is as follows:

Severance and Related Costs
2017 restructuring actions	$9,558
Cash payments	(6,312)
Foreign currency adjustments	190
December 31, 2017 Balance	3,436
2018 charges and utilization:
New charges	1,032
Cash payments	(2,123)
Foreign currency adjustments	(97)
December 31, 2018 Balance	$2,248

7.	Acquisitions and Divestitures
Waterstar
During the third quarter of 2018, we sold substantially all of the assets of our Waterstar business for $4,000 in cash. The resulting gain was approximately $1,000 and is reflected within Selling and Administrative Expense in operating profit in our Consolidated Statements of Operations.
IP Cleaning S.p.A.
On April 6, 2017, we acquired nearly 100 percent of the outstanding capital stock of IPC Group for a purchase price of $353,769, net of cash acquired of $8,804. The primary seller was Ambienta SGR S.p.A., a European private equity fund. IPC Group, based in Italy, is a designer and manufacturer of innovative professional cleaning equipment, cleaning tools and supplies. The acquisition strengthens our presence and market share in Europe and will allow us to better leverage our EMEA cost structure. We funded the acquisition of IPC Group, along with related fees, including refinancing of existing debt, with funds raised through borrowings under a senior secured credit facility in an aggregate principal amount of $420,000. Further details regarding our acquisition financing arrangements are discussed in Note 11.
The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

ASSETS
Receivables	$39,984
Inventories	46,442
Other Current Assets	7,456
Assets Held for Sale	2,247
Property, Plant and Equipment	63,890
Intangible Assets Subject to Amortization:
Trade Name	26,753
Customer Lists	123,061
Technology	9,631
Other Assets	2,000
Total Identifiable Assets Acquired	321,464
LIABILITIES
Accounts Payable	32,227
Accrued Expenses	18,130
Deferred Income Taxes	56,950
Other Liabilities	10,964
Total Identifiable Liabilities Assumed	118,271
Net Identifiable Assets Acquired	203,193
Noncontrolling Interest	(1,896)
Goodwill	152,472
Total Estimated Purchase Price, net of Cash Acquired	$353,769
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
The final fair value of the acquired intangible assets is $159,445. The expected lives of the acquired amortizable intangible assets are approximately 15 years for customer lists, 10 years for trade names and 10 years for technology. Trade names are being amortized on a straight-line basis while the customer lists and technology are being amortized on an accelerated basis. We recorded amortization expense of $20,794 in Selling and Administrative Expense on our Consolidated Statements of Operations for these acquired intangible assets for the twelve months ended December 31, 2018.

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
The unaudited pro forma financial information above gives effect to the following:

•	Incremental depreciation and amortization expense related to the fair value of the property, plant and equipment and identified intangible assets;

•	Exclusion of the purchase accounting impact of the inventory step-up related to the sale of acquired inventory;

•	Incremental interest expense related to additional debt used to finance the acquisition;

•	Exclusion of non-recurring acquisition-related transaction and financing costs; and

•	Pro forma adjustments tax affected based on the jurisdiction where the costs were incurred.

8.	Inventories
Inventories as of December 31 consisted of the following:

	2018	2017
Inventories carried at LIFO:
Finished goods	$48,607	$43,439
Raw materials, production parts and work-in-process	28,581	23,694
Excess of FIFO over LIFO cost (a)	(31,199)	(28,429)
Total LIFO inventories	$45,989	$38,704

Inventories carried at FIFO:
Finished goods	$53,520	$54,161
Raw materials, production parts and work-in-process	35,624	34,829
Total FIFO inventories	$89,144	$88,990
Total inventories	$135,133	$127,694
(a) Inventories of $45,989 as of December 31, 2018, and $38,704 as of December 31, 2017, were valued at LIFO. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

9.	Property, Plant and Equipment
Property, Plant and Equipment and related Accumulated Depreciation, including equipment under capital leases, as of December 31, consisted of the following:

	2018	2017
Property, Plant and Equipment:
Land	$17,857	$18,152
Buildings and improvements	93,729	96,230
Machinery and manufacturing equipment	154,118	151,645
Office equipment	111,219	107,312
Work in progress	9,718	9,429
Total Property, Plant and Equipment	386,641	382,768
Less: Accumulated Depreciation	(223,194)	(202,750)
Property, Plant and Equipment, Net	$163,447	$180,018
Depreciation expense was $32,291 in 2018, $26,199 in 2017 and $17,891 in 2016.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

10.	Goodwill and Intangible Assets
For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America, Latin America, Coatings, EMEA and APAC. As of December 31, 2018, 2017 and 2016, we performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. Based on our analysis of qualitative factors, we determined that it was not more likely than not that the fair value of the North America, Latin America, EMEA and APAC reporting units was less than its respective carrying amount. We elected to perform a quantitative analysis of the Coatings reporting unit. Based on the quantitative analysis of that reporting unit, it was determined there was no goodwill impairment at December 31, 2018.
The changes in the carrying amount of Goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2016	$58,397	$(37,332)	$21,065
Additions	147,845	—	147,845
Purchase accounting adjustments	(1,865)	—	(1,865)
Foreign currency fluctuations	22,847	(3,848)	18,999
Balance as of December 31, 2017	$227,224	$(41,180)	$186,044
Additions	—	—	—
Purchase accounting adjustments	4,627	—	4,627
Foreign currency fluctuations	(10,141)	2,142	(8,000)
Balance as of December 31, 2018	$221,710	$(39,038)	$182,671
The balances of acquired Intangible Assets, excluding Goodwill, as of December 31, are as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of December 31, 2018
Original cost	$143,059	$30,592	$17,436	$191,087
Accumulated amortization	(33,714)	(5,327)	(5,500)	(44,541)
Carrying amount	$109,345	$25,265	$11,936	$146,546
Weighted-average original life (in years)	15	10	10

Balance as of December 31, 2017
Original cost	$149,355	$31,968	$14,589	$195,912
Accumulated amortization	(17,870)	(2,436)	(3,259)	(23,565)
Carrying amount	$131,485	$29,532	$11,330	$172,347
Weighted-average original life (in years)	15	10	11
The purchase accounting adjustments recorded during the first quarter of 2018 were based on the fair value adjustments related to our acquisition of the IPC Group, as described further in Note 7.
In 2018, our purchased intangible assets were $2,775, which was primarily due to a technology license. The license was recorded in Intangible Assets, Net as technology on the Condensed Consolidated Balance Sheets as of December 31, 2018.
Amortization expense on Intangible Assets was $22,129, $17,054 and $409 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Estimated aggregate amortization expense based on the current carrying amount of amortizable Intangible Assets for each of the five succeeding years is as follows:

2019	$21,297
2020	19,873
2021	18,092
2022	15,913
2023	14,352
Thereafter	57,019
Total	$146,546

11.	Debt
Credit Facility Borrowings
2017 Credit Agreement
In 2017, the Company and certain of our foreign subsidiaries entered into a Credit Agreement (the "2017 Credit Agreement") with JPMorgan, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Wells Fargo, National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents, and the lenders (including JPMorgan) from time to time party thereto.
The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the company’s ability to incur indebtedness and liens and merge or consolidate with another entity. The 2017 Credit Agreement also contains financial covenants, requiring us to maintain a ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.00 to 1, as well as requiring us to maintain a ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the year ended December 31, 2018. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net indebtedness to Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. We were in compliance with our financial covenants at December 31, 2018.
In October 2018, the Company signed Amendment No. 1 to the 2017 Credit Agreement, which clarified that the adoption of the new lease accounting standard in 2019 would have no effect on any financial covenant calculations.
Effective with our fiscal year ended December 31, 2018, we are required to repay the senior credit agreement with 25% to 50% of our excess cash flow from the preceding fiscal year, as defined in the agreement, unless our net leverage ratio for such preceding fiscal year is less than or equal to 3.00 to 1.
Our Senior Notes also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.
Senior Unsecured Notes
On April 18, 2017, we issued and sold $300,000 in aggregate principal amount of our 5.625% Senior Notes due 2025 (the “Notes”), pursuant to an Indenture, dated as of April 18, 2017, among the company, the Guarantors (as defined therein), and Wells Fargo Bank, National Association, a national banking association, as trustee. The Notes are guaranteed by Tennant Coatings, Inc., and Tennant Sales and Service Company (collectively, the “Guarantors”), which are wholly-owned subsidiaries of the company. Separate financial information of the Guarantors is presented in Note 23.
The Notes will mature on May 1, 2025. Interest on the Notes accrues at the rate of 5.625% per annum and is payable semiannually in cash on each May 1 and November 1, commencing on November 1, 2017.
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
The Indenture governing the Notes contains covenants that limit, among other things, our ability and the ability of our restricted subsidiary to incur additional indebtedness (including guarantees thereof); incur or create liens on assets securing indebtedness; make certain restricted payments; make certain investments; dispose of certain assets; allow to exist certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; engage in certain transactions with affiliates; and consolidate or merge with or into other companies. If we experience certain kinds of changes of control, we may be required to repurchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. If we make certain asset sales and do not use the net proceeds for specified purposes, we may be required to offer to repurchase the Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Registration Rights Agreement
In connection with the issuance and sale of the Notes, the company entered into a Registration Rights Agreement, dated April 18, 2017, among the company, the Guarantors and Goldman, Sachs & Co. and J.P. Morgan Securities LLC (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the company agreed (1) to use its commercially reasonable efforts to consummate an exchange offer to exchange the original Senior Notes for new registered notes (the "Exchange Notes"), with terms substantially identical in all material respects with the Original Notes (except that the Exchange Notes will not contain terms with respect to additional interest, registration rights or transfer restrictions) and (2) if required, to have a shelf registration statement declared effective with respect to resales of the Senior Notes.
On January 22, 2018, we commenced the exchange offer required by the Registration Rights Agreement. The exchange offer closed on February 23, 2018. We did not incur any additional indebtedness as a result of the exchange offer. As a result, we were not required to pay additional interest on the Senior Notes.
Capital Lease Obligations
Capital lease obligations outstanding are primarily related to sale-leaseback transactions with third-party leasing companies whereby we sell our manufactured equipment to the leasing company and lease it back. The equipment covered by these leases is rented to our customers over the lease term.
Debt outstanding at December 31, consisted of the following:

	2018	2017
Bank Borrowings	$3,926	$—
Senior Unsecured Notes	300,000	300,000
Credit Facility Borrowings	53,000	80,000
Capital Lease Obligations	2,863	3,279
Unamortized Debt Issuance Costs	(4,724)	(6,440)
Total Debt	355,065	376,839
Less: Current Maturities of Credit Facility Borrowings, Net of Debt Issuance Costs(1)	(27,005)	(30,883)
Long-term portion	$328,060	$345,956

(1)
Current maturities of debt include $25,927 of current maturities, less $184 of unamortized debt issuance costs, under our 2017 Credit Agreement and $1,262 of current maturities of capital lease obligations.

As of December 31, 2018, we had outstanding borrowings under our Senior Unsecured Notes of $300,000. We had outstanding borrowings under our 2017 Credit Agreement, totaling $22,000 under our term loan facility and $31,000 under our revolving facility. In addition, we had letters of credit and bank guarantees outstanding in the amount of $3,279, leaving approximately $165,721 of unused borrowing capacity on our revolving facility. Although we are only required to make a minimum principal payment of $6,875 during 2019, we have both the intent and the ability to pay an additional $15,125 during 2019. As such, we have classified $22,000 as current maturities of long-term debt. Commitment fees on unused lines of credit for the year ended December 31, 2018 were $595. The overall weighted average cost of debt is approximately 5.4% and, net of a related cross-currency swap instrument, is approximately 4.5%. Further details regarding the cross-currency swap instrument are discussed in Note 13.
The aggregate maturities of our outstanding debt, excluding unamortized debt issuance costs, as of December 31, 2018, are as follows:

2019	$12,066
2020	10,297
2021	6,255
2022	31,171
2023	—
Thereafter	300,000
Total aggregate maturities	$359,789

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

12.	Other Current Liabilities
Other Current Liabilities as of December 31 consisted of the following:

	2018	2017
Other Current Liabilities:
Taxes, other than income taxes	$12,763	$14,760
Warranty	13,062	12,676
Deferred revenue	5,021	5,815
Rebates	16,652	13,466
Freight	4,475	3,208
Restructuring	2,248	4,267
Miscellaneous accrued expenses	13,117	10,779
Other	4,557	4,476
Total Other Current Liabilities	$71,895	$69,447
The changes in warranty reserves for the three years ended December 31 were as follows:

	2018	2017	2016
Beginning balance	$12,676	$10,960	$10,093
Product warranty provision	13,172	12,124	12,413
Acquired warranty obligations	—	1,208	42
Foreign currency	(172)	274	82
Claims paid	(12,614)	(11,890)	(11,670)
Ending balance	$13,062	$12,676	$10,960

13.	Derivatives
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
Balance Sheet Hedging
Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction Losses in our Consolidated Statements of Operations. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 31, 2018 and December 31, 2017, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $63,410 and $60,858, respectively.
During the first quarter of 2017, in connection with our acquisition of IPC Group, we entered into a foreign currency option contract not designated as a hedging instrument for a notional amount of €180,000. The option contract has since expired and there were no outstanding foreign currency option contracts not designated as hedging instruments as of December 31, 2018 and December 31, 2017.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Cash Flow Hedging
Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amount of outstanding foreign currency forward contracts designated as cash flow hedges were $0 and $2,928 as of December 31, 2018 and December 31, 2017, respectively. The notional amount of outstanding foreign currency option contracts designated as cash flow hedges was $8,436 and $8,619 as of December 31, 2018 and December 31, 2017, respectively.
Foreign Currency Derivatives
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. During 2017, we entered into Euro to U.S. dollar foreign exchange cross currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We entered into these foreign exchange cross currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. We designated these cross currency swaps as cash flow hedges. The hedged cash flows as of December 31, 2018 included €174,000 of total notional value. As of December 31, 2018, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €24,000. The scheduled maturity and principal payment of the loan and related swaps of €150,000 are due in April 2022. There were no new cross currency swaps designated as cash flow hedges as of December 31, 2018.
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
The fair value of derivative instruments on our Consolidated Balance Sheets as of December 31 consisted of the following:

	2018		2017
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)	$245	$—	$86	$—
Foreign currency forward contracts(1)	6,987	25,415	7,218	34,961
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	$223	$—	$442	$425

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

As of December 31, 2018, we anticipate reclassifying approximately $2,367 of gains from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The effect of foreign currency derivative instruments designated as cash flow hedges and foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Earnings for the three years ended December 31 were as follows:

	2018		2017		2016
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in Other Comprehensive Income (Loss), net of tax(1)	$100	$9,025	$(193)	$(16,226)	$(259)	$(73)
Net (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	(110)	(18)	(178)	(37)	(148)	7
Net gain reclassified from Accumulated Other Comprehensive Loss in earnings, net of tax, effective portion to Interest Income	—	1,870	—	1,198	—	—
Net gain (loss) reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction Losses	—	6,353	—	(12,555)	—	—
Net gain (loss) recognized in earnings(2)	8	12	(13)	10	(11)	2
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(3)	$—	$(2,518)	$—	$(6,161)	$—	$(890)

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive Income (Loss).

(2)	Ineffective portion and amount excluded from effectiveness testing classified in Net Foreign Currency Transaction Losses.

(3)	Classified in Net Foreign Currency Transaction Losses.

14.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at December 31, 2018 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$7,210	$—	$7,210	$—
Foreign currency option contracts	245	—	245	—
Total Assets	$7,455	$—	$7,455	$—
Liabilities:
Foreign currency forward exchange contracts	$25,415	$—	$25,415	$—
Total Liabilities	$25,415	$—	$25,415	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Our population of assets and liabilities subject to fair value measurements at December 31, 2017 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$7,660	$—	$7,660	$—
Foreign currency option contracts	86	—	86	—
Total Assets	$7,746	$—	$7,746	$—
Liabilities:
Foreign currency forward exchange contracts	$35,386	$—	$35,386	$—
Total Liabilities	$35,386	$—	$35,386	$—
Our foreign currency forward exchange and option contracts are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our foreign currency forward exchange and option contracts are discussed in Note 13.
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

15.	Retirement Benefit Plans
Substantially all U.S. employees are covered by various retirement benefit plans, including postretirement medical plans and defined contribution savings plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our plans was $11,926, $13,253 and $12,108 in 2018, 2017 and 2016, respectively.
We had a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) covering certain current and retired employees in the U.S. During 2015, the plan was amended to freeze benefits for all participants effective January 31, 2017. On February 15, 2017, the Board of Directors approved the termination of the U.S. Pension Plan, effective May 15, 2017. Participants who elected an immediate lump sum distribution were paid out in December 2017. Assets for participants who elected or are currently receiving annuity payments and those who have elected to defer their benefits were transferred to the annuity company, Pacific Life, in December 2017. Excess assets were transferred from the Tennant Company Pension Trust to the Tennant Company Retirement Savings Plan to deliver future discretionary benefits to plan participants. As of December 31, 2018, we held excess assets of $6,408 for future discretionary benefit payments.
We have a U.S. postretirement medical benefit plan (the “U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with us and age upon retirement.
Our defined contribution savings plan (“401(k)”) covers substantially all U.S. employees. Under this plan, we match up to 3% of the employee’s annual compensation in cash to be invested per their election. We also make a profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial performance and can be funded in the form of Tennant stock, cash or a combination of both. Expenses for the 401(k) plan were $8,073, $4,404 and $8,359 during 2018, 2017 and 2016, respectively.
We have a U.S. nonqualified supplemental benefit plan (the “U.S. Nonqualified Plan”) to provide additional retirement benefits for certain employees whose benefits under our 401(k) plan or U.S. Pension Plan are limited by either the Employee Retirement Income Security Act or the Internal Revenue Code.
We also have defined benefit pension plans in the United Kingdom and Germany (the “U.K. Pension Plan” and the “German Pension Plan”). The U.K. Pension Plan and German Pension Plan cover certain current and retired employees and both plans are closed to new participants. In December 2018, the U.K. Pension Plan was amended to close all future accrual of benefits to existing active members, resulting in a curtailment gain of $165 relating to past service benefits.
We expect to contribute approximately $146 to our U.S. Nonqualified Plan, $779 to our U.S. Retiree Plan, $360 to our U.K. Pension Plan and $34 to our German Pension Plan in 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Weighted-average asset allocations by asset category of the U.K. Pension Plan and the Tennant Company Retirement Savings Plan as of December 31, 2018 are as follows:

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$6,408	$6,408	$—	$—
Investment Account held by Pension Plan(1)	10,842	—	—	10,842
Total	$17,250	$6,408	$—	$10,842

(1)	This category is comprised of investments in insurance contracts.
Weighted-average asset allocations by asset category of the U.K. Pension Plan and the Tennant Company Retirement Savings Plan as of December 31, 2017 are as follows:

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$6,305	$6,305	$—	$—
Investment Account held by Pension Plan(1)	11,163	—	—	11,163
Total	$17,468	$6,305	$—	$11,163

(1)	This category is comprised of investments in insurance contracts.
Estimates of the fair value of the U.K Pension Plan and the Tennant Company Retirement Savings Plan assets are based on the framework established in the accounting guidance for fair value measurements. A brief description of the three levels can be found in Note 14. The Investment Account held by the U.K. Pension Plan invests in insurance contracts for purposes of funding the U.K. Pension Plan and is classified as Level 3. The fair value of the Investment Account is the cash surrender values as determined by the provider which are the amounts the plan would receive if the contracts were cashed out at year end. The underlying assets held by these contracts are primarily invested in assets traded in active markets.
A reconciliation of the beginning and ending balances of the Level 3 investments of our U.K. Pension Plan during the years ended December 31 are as follows:

	2018	2017
Fair value at beginning of year	$11,163	$9,562
Purchases, sales, issuances and settlements, net	(856)	(535)
Net gain	1,138	1,190
Foreign currency	(603)	946
Fair value at end of year	$10,842	$11,163
The primary objective of our U.K. Pension Plan is to meet retirement income commitments to plan participants at a reasonable cost to us and to maintain a sound actuarially funded status. This objective is accomplished through growth of capital and safety of funds invested. Assets are invested in securities to achieve growth of capital over inflation through appreciation and accumulation and reinvestment of dividend and interest income. Investments are diversified to control risk. The U.K. Pension Plan is invested in insurance contracts with underlying investments primarily in equity and fixed income securities. Our German Pension Plan is unfunded, which is customary in that country.
Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2018	2017	2018	2017	2018	2017
Discount rate	3.95%	3.28%	2.72%	2.45%	3.95%	3.26%
Rate of compensation increase	—%	—%	3.50%	3.50%	—	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.28%	3.92%	4.08%	2.45%	2.64%	3.59%	3.26%	3.58%	3.70%
Expected long-term rate of return on plan assets	—%	5.10%	5.20%	3.80%	3.90%	4.60%	—	—	—
Rate of compensation increase	—%	—%	3.00%	3.50%	3.50%	3.50%	—	—	—
The discount rate is used to discount future benefit obligations back to today’s dollars. Our discount rates were determined based on high-quality fixed income investments. The resulting discount rates are consistent with the duration of plan liabilities. The FTSE (formerly known as Citigroup) Above Median Spot Rates for high-quality corporate bonds are used in determining the discount rate for the U.S. Plans. The expected return on assets assumption on the investment portfolios for the pension plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return.
The accumulated benefit obligations as of December 31 for all defined benefit plans are as follows:

	2018	2017
U.S. Pension Plans	$1,267	$1,414
U.K. Pension Plan	9,264	11,131
German Pension Plan	950	1,013
Information for our plans with an accumulated benefit obligation in excess of plan assets as of December 31 is as follows:

	2018	2017
Accumulated benefit obligation	$2,217	$2,427
Fair value of plan assets	—	—
As of December 31, 2018 and 2017, the U.S. Nonqualified and the German Pension Plans had an accumulated benefit obligation in excess of plan assets.
Information for our plans with a projected benefit obligation in excess of plan assets as of December 31 is as follows:

	2018	2017
Projected benefit obligation	$2,217	$2,427
Fair value of plan assets	—	—
As of December 31, 2018 and 2017, the U.S. Nonqualified and the German Pension Plans had a projected benefit obligation in excess of plan assets.
Assumed healthcare cost trend rates as of December 31 are as follows:

	2018	2017
Healthcare cost trend rate assumption for the next year	6.38%	6.56%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2032
Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage- Point Decrease	1-Percentage- Point Increase
Effect on total of service and interest cost components	$(26)	$29
Effect on postretirement benefit obligation	$(599)	$672

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$1,414	$40,961	$12,144	$11,136	$9,604	$10,540
Service cost	—	—	126	132	45	60
Interest cost	43	1,538	280	298	293	363
Plan participants' contributions	—	—	13	14	—	—
Plan amendments	—	—	109	—	—	—
Actuarial loss (gain)	35	1,811	(514)	327	(485)	(524)
Foreign exchange	—	—	(583)	1,097	—	—
Benefits paid	(149)	(1,950)	(1,196)	(860)	(844)	(835)
Settlement	(76)	(40,946)	—	—	—	—
Curtailment	—	—	(165)	—	—	—
Benefit obligation at end of year	$1,267	$1,414	$10,214	$12,144	$8,613	$9,604
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$—	$46,389	$11,163	$9,562	$—	$—
Actual return on plan assets	—	2,536	1,138	1,189	—	—
Employer contributions	225	276	327	313	844	835
Plan participants' contributions	—	—	13	14	—	—
Excess assets transferred to Defined Contribution Plan	—	(6,305)	—	—	—	—
Foreign exchange	—	—	(603)	945	—	—
Benefits paid	(149)	(1,950)	(1,196)	(860)	(844)	(835)
Settlement	(76)	(40,946)	—	—	—	—
Fair value of plan assets at end of year	—	—	10,842	11,163	—	—
Funded status at end of year	$(1,267)	$(1,414)	$628	$(981)	$(8,613)	$(9,604)
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent Other Assets	$—	$—	$1,578	$—	$—	$—
Current Liabilities	(146)	(140)	(34)	(36)	(779)	(771)
Long-Term Liabilities	(1,121)	(1,274)	(916)	(945)	(7,834)	(8,833)
Net accrued (liability) asset	$(1,267)	$(1,414)	$628	$(981)	$(8,613)	$(9,604)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Prior service cost	$—	$—	$(109)	$—	$—	$—
Net actuarial (loss) gain	(852)	(915)	42	(1,245)	444	(41)
Accumulated Other Comprehensive (Loss) Income	$(852)	$(915)	$(67)	$(1,245)	$444	$(41)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The components of the net periodic benefit (credit) cost for the three years ended December 31 were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$—	$—	$354	$126	$132	$103	$45	$60	$76
Interest cost	43	1,538	1,659	280	298	358	293	363	396
Expected return on plan assets	—	(2,336)	(2,400)	(403)	(379)	(452)	—	—	—
Amortization of net actuarial loss	49	43	41	38	74	27	—	—	—
Amortization of prior service cost	—	—	41	—	—	—	—	—	—
Foreign currency	—	—	—	35	(1)	97	—	—	—
Net periodic benefit cost (credit)	92	(755)	(305)	76	124	133	338	423	472
Curtailment	—	—	—	(165)	—	—	—	—	—
Settlement	49	6,373	—	—	—	—	—	—	—
Net benefit cost (credit)	$141	$5,618	$(305)	$(89)	$124	$133	$338	$423	$472
The changes in Accumulated Other Comprehensive Loss for the three years ended December 31 were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Prior service cost	$—	$—	$—	$109	$—	$—	$—	$—	$—
Net actuarial loss (gain)	35	1,611	633	(1,249)	(465)	1,718	(485)	(524)	6
Amortization of prior service cost	—	—	(41)	(19)	—	—	—	—	—
Amortization of net actuarial loss	(49)	(43)	(41)	(38)	(74)	(27)	—	—	—
Settlement	(49)	(6,373)	—	—	—	—	—	—	—
Total recognized in other comprehensive (income) loss	$(63)	$(4,805)	$551	$(1,197)	$(539)	$1,691	$(485)	$(524)	$6
Total recognized in net benefit cost (credit) and other comprehensive (income) loss	$78	$813	$246	$(1,286)	$(415)	$1,824	$(147)	$(101)	$478
The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. and Non-U.S. plans:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Postretirement Medical Benefits
2019	$146	$243	$779
2020	138	249	830
2021	129	257	752
2022	121	265	755
2023	112	275	715
2024 to 2028	468	1,511	3,424
Total	$1,114	$2,800	$7,255
The following amounts are included in Accumulated Other Comprehensive Loss as of December 31, 2018 and are expected to be recognized as components of net periodic benefit cost during 2019:

	Pension Benefits	Postretirement Medical Benefits
Net actuarial loss	$104	$—
Transition obligation	4	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

16.	Shareholders' Equity
Authorized Shares
We are authorized to issue an aggregate of 60,000,000 shares, all of which are designated as Common Stock having a par value of $0.375 per share. The Board of Directors is authorized to establish one or more series of preferred stock, setting forth the designation of each such series, and fixing the relative rights and preferences of each such series.
Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Consolidated Balance Sheets and Consolidated Statements of Equity as of December 31 are as follows:

	2018	2017	2016
Foreign currency translation adjustments	$(31,831)	$(15,778)	$(44,444)
Pension and retiree medical benefits	(332)	(1,610)	(5,391)
Cash flow hedge	(5,031)	(4,935)	(88)
Total Accumulated Other Comprehensive Loss	$(37,194)	$(22,323)	$(49,923)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Hedge	Total
December 31, 2017	$(15,778)	$(1,610)	$(4,935)	$(22,323)
Other comprehensive (loss) income before reclassifications	(16,053)	1,293	9,125	(5,635)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	122	(8,095)	(7,973)
Adjustments to Accumulated Other Comprehensive Loss for disproportionate income tax effects recognized from the adoption of ASU 2018-02	—	(137)	(1,126)	(1,263)
Net current period other comprehensive (loss) income	(16,053)	1,278	(96)	(14,871)
December 31, 2018	$(31,831)	$(332)	$(5,031)	$(37,194)
Accumulated Other Comprehensive Loss associated with pension and postretirement benefits and cash flow hedges are included in Notes 15 and 13, respectively.

17.	Commitments and Contingencies
We lease office and warehouse facilities, vehicles and office equipment under operating lease agreements, which include both monthly and longer-term arrangements. Leases with initial terms of one year or more expire at various dates through 2028 and generally provide for extension options. Rent expense under the leasing agreements (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to $23,348, $21,566 and $18,640 in 2018, 2017 and 2016, respectively.
The minimum rentals for aggregate lease commitments as of December 31, 2018 were as follows:

2019	$15,200
2020	8,973
2021	5,535
2022	3,592
2023	2,636
Thereafter	4,215
Total	$40,151
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration of those leases is $14,043, of which we have guaranteed $8,404. As of December 31, 2018, we have recorded a liability for the estimated end-of-term loss related to this residual value guarantee of $243 for certain vehicles within our fleet. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized at the end of the lease term.

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
As of December 31, 2018, we hold a note receivable of $5,360, including accrued interest, on our Consolidated Balance Sheet. There is some uncertainty about the collectability of this note receivable; however, we are not able to determine an appropriate allowance, if any, as of December 31, 2018.

18.	Income Taxes
On December 22, 2017, the Tax Act was signed into law. The Tax Act made broad and complex changes to the U.S. tax code which included a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, accelerated expensing of qualified capital investments for a specific period, limitations of the deductibility of interest expense and executive compensation, and a transition from a worldwide to a territorial tax system, which required companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries.
ASC 740, Income Taxes, requires a company to record the effects of a tax law change in the period of enactment. ASU 2018-05 allowed a company to record a provisional amount when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but could not extend beyond one year. In the fourth quarter of 2017, we included a provisional amount for the one-time transition tax on certain unrepatriated earnings. The accounting for the income tax effect of the one-time transition tax on certain unrepatriated earnings was finalized in the third quarter of 2018, impacting the year-to-date overall effective tax rate by (1.3)%. In the fourth quarter of 2017, we remeasured our deferred taxes at the reduced corporate tax rate of 21% and recognized the change as a discrete income tax expense.
The accounting for the remeasurement of the deferred taxes and transition tax was finalized in the third quarter of 2018. Adjustments to the provisional amounts were not material to the consolidated financial statements. The accounting for the income tax effects of the Tax Act is complete as of December 31, 2018.
Income from continuing operations for the three years ended December 31 was as follows:

	2018	2017	2016
U.S. operations	$23,913	$7,465	$54,018
Foreign operations	11,929	(8,757)	12,473
Total	$35,842	$(1,292)	$66,491
Income tax expense (benefit) for the three years ended December 31 was as follows:

	2018	2017	2016
Current:
Federal	$3,731	$2,590	$15,962
Foreign	7,030	8,701	3,035
State	1,033	812	1,859
	$11,794	$12,103	$20,856
Deferred:
Federal	$(3,135)	$1,640	$(472)
Foreign	(6,012)	(8,699)	(434)
State	(343)	(131)	(73)
	$(9,490)	$(7,190)	$(979)
Total:
Federal	$596	$4,230	$15,490
Foreign	1,018	2	2,601
State	690	681	1,786
Total Income Tax Expense	$2,304	$4,913	$19,877
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial and that position has not changed following incurring the transition tax under the Tax Act. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $1,572 of undistributed earnings from foreign subsidiaries to the United States as those earnings continue to be permanently reinvested.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31 as follows:

	2018	2017	2016
Tax at statutory rate	21.0%	35.0%	35.0%
(Decreases) increases in the tax rate from:
State and local taxes, net of federal benefit	1.4	(21.1)	1.7
Effect of foreign operations	(4.3)	(70.8)	(5.5)
Transaction costs	(4.2)	(226.3)	—
Effect of 2017 deferred rate change	(1.0)	(154.3)	—
Transition Tax	(1.0)	(28.0)	—
Effect of changes in valuation allowances	6.6	(126.5)	1.9
Domestic production activities deduction	0.4	28.3	(2.2)
Share-based payments	(5.7)	90.4	—
Research & Development credit	(3.6)	82.9	(1.3)
Other, net	(3.2)	10.2	0.3
Effective income tax rate	6.4%	(380.2)%	29.9%
Deferred tax assets and liabilities were comprised of the following as of December 31:

	2018	2017
Deferred Tax Assets:
Inventories, principally due to changes in inventory reserves	$3,335	$4,757
Employee wages and benefits, principally due to accruals for financial reporting purposes	11,642	11,031
Warranty reserves accrued for financial reporting purposes	2,610	2,578
Receivables, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	1,728	2,138
Tax loss carryforwards	7,765	11,383
Tax credit carryforwards	4,708	1,575
Other	4,712	3,630
Gross Deferred Tax Assets	$36,500	$37,092
Less: valuation allowance	(11,519)	(9,691)
Total Net Deferred Tax Assets	$24,981	$27,401
Deferred Tax Liabilities:
Property, Plant and Equipment, principally due to differences in depreciation and related gains	9,882	9,042
Goodwill and Intangible Assets	45,628	60,450
Total Deferred Tax Liabilities	$55,510	$69,492
Net Deferred Tax Liabilities	$(30,529)	$(42,091)
Tax credit carryforwards consist of $1,812 foreign tax credits, $1,268 state tax credits, and $1,628 of Netherlands tax credits. We have non-U.S. cumulative tax losses of $35,593 in various countries. Cumulative losses can be used to offset the income tax liabilities on future income in these countries. $18,649 of these losses have unlimited carryforward periods. $16,944 of these losses have a limited carryforward period which must be utilized during 2019 to 2026.
The valuation allowance at December 31, 2018 principally applies to the Netherlands tax loss and tax credit carryforwards, a Sweden tax loss carryforward, and state tax credit carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense. A valuation allowance for the remaining tax loss carryforwards is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
Balance at January 1	$2,232	$2,477
Increases as a result of tax positions taken during a prior period	74	—
Increases as a result of tax positions taken during the current year	370	329
Increase related to prior period tax positions of acquired entities	3,833	236
Decreases relating to settlement with tax authorities	—	(68)
Reductions as a result of a lapse of the applicable statute of limitations	(1,274)	(770)
Increases as a result of foreign currency fluctuations	418	28
Balance at December 31	$5,653	$2,232
Included in the balance of unrecognized tax benefits at December 31, 2018 and 2017 are potential benefits of $5,473 and $1,992, respectively, that if recognized, would affect the effective tax rate from continuing operations.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the liability of $5,653 and $2,232 for unrecognized tax benefits as of December 31, 2018 and 2017, there was approximately $416 and $482, respectively, for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2015 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2014.
The Internal Revenue Service completed its examination of the U.S. income tax return for the 2015 tax year during the third quarter of 2018. The IRS's adjustments to certain tax positions were not material. We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2014 to 2016. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.
We do not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

19.	Share-Based Compensation
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
As of December 31, 2018, there were 897,315 shares reserved for issuance under the 2007 Plan and the 2010 Plan for outstanding compensation awards. There were 761,382 shares available for issuance under the 2017 Plan for current and future equity awards as of December 31, 2018. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.
We recognized total Share-Based Compensation Expense of $8,314, $5,891 and $3,875, respectively, during the years ended 2018, 2017 and 2016. The total excess tax benefit recognized for share-based compensation arrangements during the years ended 2018, 2017 and 2016 was $2,060, $1,168 and $686, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Stock Option Awards
We determined the fair value of our stock option awards using the Black-Scholes valuation model that uses the assumptions noted in the table below. The expected term selected for stock options granted during the year represents the period of time that the stock options are expected to be outstanding based on historical data of stock option holder exercise and termination behavior of similar grants. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock over a period equal to the expected life of each stock option grant. Dividend yield is estimated over the expected life based on our dividend policy and historical dividends paid. To determine the amount of compensation cost to be recognized in each period, we account for forfeitures as they occur.
The following table illustrates the valuation assumptions used for the 2018, 2017 and 2016 grants:

	2018	2017	2016
Expected volatility	25%	25 - 26%	29 -32%
Weighted-average expected volatility	25%	26%	32%
Expected dividend yield	1.2%	1.2 - 1.3%	1.3 - 1.5%
Weighted-average expected dividend yield	1.2%	1.3%	1.3%
Expected term, in years	5	5	5
Risk-free interest rate	2.6 - 2.9%	1.7 - 2.0%	1.1 - 1.4%
New stock option awards granted vest one-third each year over a three year period and have a ten year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards on a straight-line basis over the awards' vesting period. Stock options granted to employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the 2017 and 2010 Plans.
The following table summarizes the activity during the year ended December 31, 2018 for stock option awards:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,135,608	$47.47
Granted	202,623	67.85
Exercised	(223,352)	26.33
Forfeited	(30,312)	66.06
Outstanding at end of year	1,084,567	$55.11
Exercisable at end of year	711,499	$48.94
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $16.07, $16.39 and $13.61, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $10,305, $4,450 and $3,408, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2018 was $5,987. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2018 was 5.9 years and 4.5 years, respectively. As of December 31, 2018, there was unrecognized compensation cost for nonvested options of $1,944, which is expected to be recognized over a weighted-average period of 1.3 years.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

The following table summarizes the activity during the year ended December 31, 2018 for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	99,789	$53.11
Granted	16,377	67.70
Vested	(14,384)	68.00
Forfeited	(1,561)	67.39
Nonvested at end of year	100,221	$53.52
The total fair value of restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was $978, $1,463 and $1,970, respectively. As of December 31, 2018, there was $1,196 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.6 years.
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
The following table summarizes the activity during the year ended December 31, 2018 for nonvested performance share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	123,024	$63.09
Granted	47,997	67.84
Forfeited	(43,974)	66.23
Nonvested at end of year	127,047	$63.80
The total fair value of performance shares vested during the years ended December 31, 2017 and 2016 was $1,240 and $1,703, respectively. No performance shares vested during the year ended December 31, 2018. As of December 31, 2018, we expect to recognize $3,287 of total compensation costs over a weighted-average period of 1.8 years.
Restricted Stock Units
We grant restricted stock units to employees and non-employee directors, which generally vest within three years from the date of the grant. Vested restricted stock units are paid out in stock. We use the closing share price the day before the grant date to determine the fair value of our restricted stock units. Expenses on these awards are recognized on a straight-line basis over the vesting period of the award.
The following table summarizes the activity during the year ended December 31, 2018 for nonvested restricted stock units:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	43,125	$64.67
Granted	83,380	66.83
Vested	(15,427)	58.27
Forfeited	(9,123)	66.60
Nonvested at end of year	101,955	$67.23
The total fair value of shares vested during the years ended December 31, 2018 and 2017 was $899 and $962, respectively. As of December 31, 2018, there was $4,473 of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 2.0 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Share-Based Liabilities
As of December 31, 2018 and 2017, we had $213 and $175 in total share-based liabilities recorded on our Consolidated Balance Sheets, respectively. During the years ended December 31, 2018, 2017 and 2016, we paid out $32, $45 and $62 related to share-based liability awards, respectively.

20.	Earnings (Loss) Attributable to Tennant Company Per Share
The computations of Basic and Diluted Earnings (Loss) Attributable to Tennant Company per Share for the years ended December 31 were as follows:

	2018	2017	2016
Numerator:
Net Earnings (Loss) Attributable to Tennant Company	$33,412	$(6,195)	$46,614
Denominator:
Basic - Weighted Average Shares Outstanding	17,940,438	17,695,390	17,523,267
Effect of dilutive securities	398,131	—	452,916
Diluted - Weighted Average Shares Outstanding	18,338,569	17,695,390	17,976,183
Basic Earnings (Loss) per Share	$1.86	$(0.35)	$2.66
Diluted Earnings (Loss) per Share	$1.82	$(0.35)	$2.59
Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 293,356, 711,212 and 356,598 shares of common stock during 2018, 2017 and 2016, respectively. These exclusions were made if the exercise prices of these options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted shares outstanding in the options or if we have a net loss, as the effects are anti-dilutive.

21.	Segment Reporting
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
The following table presents Net Sales by geographic area for the years ended December 31:

	2018	2017	2016
Net Sales:
Americas	$690,996	$640,274	$607,026
Europe, Middle East, Africa	335,603	273,738	129,046
Asia Pacific	96,912	89,054	72,500
Total	$1,123,511	$1,003,066	$808,572
The following table presents long-lived assets by geographic area as of December 31:

	2018	2017	2016
Long-lived assets:
Americas	$118,609	$132,659	$134,737
Europe, Middle East, Africa	385,659	422,338	19,606
Asia Pacific	4,145	4,731	4,334
Total	$508,413	$559,728	$158,677
Accounting policies of the operations in the various operating segments are the same as those described in Note 1. Net Sales are attributed to each operating segment based on the end user country and are net of intercompany sales. No single customer represents more than 10% of our consolidated Net Sales.
Long-lived assets consist of Property, Plant and Equipment, Goodwill, Intangible Assets and certain other assets. Long-lived assets located in Italy totaled $355,460 and $393,917, respectively, at December 31, 2018 and 2017, as a result of our acquisition of IPC Group. We did not have long-lived assets located

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

in Italy for 2016. There are no other individual foreign locations which have long-lived assets which represent more than 10% of our consolidated long-lived assets.
The following table presents revenues for groups of similar products and services for the years ended December 31:

	2018	2017	2016
Net Sales:
Equipment	$729,993	$636,875	$491,075
Parts and consumables	222,345	202,452	173,632
Service and other	141,346	132,332	114,719
Specialty surface coatings	29,827	31,407	29,146
Total	$1,123,511	$1,003,066	$808,572

22.	Consolidated Quarterly Data (Unaudited)

	2018
	Q1		Q2		Q3		Q4
Net Sales	$272,847		$292,197		$273,255		$285,212
Gross Profit	109,116	(a)	117,225	(a)	106,509	(a)	112,172
Net Earnings Attributable to Tennant Company	3,274		12,744		9,676		7,717
Basic Earnings Attributable to Tennant Company per Share	$0.18		$0.71		$0.54		$0.43
Diluted Earnings Attributable to Tennant Company per Share	$0.18		$0.69		$0.52		$0.42
(a) Amounts have been revised for misclassifications between Cost of Sales and Selling and Administrative Expense. See Note 3 for further information. Gross Profit was reduced by $1,521, $1,574, and $1,576 for Q1 2018, Q2 2018 and Q3 2018, respectively, and Selling and Administrative Expense was decreased by the same amounts during those periods.

	2017
	Q1	Q2		Q3		Q4
Net Sales	$191,059	$270,791		$261,921		$279,295
Gross Profit	79,736	103,130	(a)	103,081	(a)	113,866	(a)
Net (Loss) Earnings Attributable to Tennant Company	(3,957)	(2,591)		3,559		(3,206)
Basic (Loss) Earnings Attributable to Tennant Company per Share	$(0.22)	$(0.15)		$0.20		$(0.18)
Diluted (Loss) Earnings Attributable to Tennant Company per Share	$(0.22)	$(0.15)		$0.20		$(0.18)
(a) Amounts have been revised for misclassifications between Cost of Sales and Selling and Administrative Expense. See Note 3 for further information. Gross Profit was reduced by $1,424, $1,523, and $1,661 for Q2 2017, Q3 2017 and Q4 2017, respectively, and Selling and Administrative Expense was decreased by the same amounts during those periods.
The summation of quarterly data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.
Regular quarterly dividends aggregated to $0.85 per share in 2018, or $0.21 per share for the first three quarters and $0.22 per share for the last quarter of 2018, and $0.84 per share in 2017, or $0.21 per share per quarter.

23.	Separate Financial Information of Guarantor Subsidiaries
The following condensed consolidated guarantor financial information is presented to comply with the requirements of Rule 3-10 of Regulation S-X.
On April 18, 2017, we issued and sold $300,000 in aggregate principal amount of our 5.625% Senior Notes due 2025 (the “Notes”), pursuant to an Indenture, dated as of April 18, 2017, among the company, the Guarantors (as defined below), and Wells Fargo Bank, National Association, a national banking association, as trustee. The Notes are unconditionally and jointly and severally guaranteed by Tennant Coatings, Inc. and Tennant Sales and Service Company (collectively, the “Guarantors” or "Guarantor Subsidiaries"), which are wholly-owned subsidiaries of the company.
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
The following condensed consolidated financial information presents the Condensed Consolidated Statements of Earnings, Comprehensive Income and Cash Flows for each of the years in the three year period ended December 31, 2018, and the related Condensed Consolidated Balance Sheets as of December 31, 2018 and 2017, of Tennant Company ("Parent"), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and elimination entries necessary to consolidate the Parent with the Guarantor and Non-Guarantor Subsidiaries. The following condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the company and notes thereto of which this note is an integral part.

Condensed Consolidated Statement of Earnings
For the year ended December 31, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$494,341	$634,341	$570,627	$(575,798)	$1,123,511
Cost of Sales	336,398	533,800	383,010	(574,730)	678,478
Gross Profit	157,943	100,541	187,617	(1,068)	445,033
Operating Expense:
Research and Development Expense	24,455	1,090	5,194	—	30,739
Selling and Administrative Expense	116,528	76,623	161,911	1,254	356,316
Total Operating Expense	140,983	77,713	167,105	1,254	387,055
Profit (Loss) from Operations	16,960	22,828	20,512	(2,322)	57,978
Other Income (Expense):
Equity in Earnings of Affiliates	27,409	2,249	5,374	(35,032)	—
Interest (Expense) Income, Net	(20,466)	—	196	(37)	(20,307)
Intercompany Interest Income (Expense)	14,597	(5,760)	(8,837)	—	—
Net Foreign Currency Transaction Losses	(370)	(21)	(709)	—	(1,100)
Other (Expense) Income, Net	(2,288)	(2,434)	2,862	1,131	(729)
Total Other Income (Expense), Net	18,882	(5,966)	(1,114)	(33,938)	(22,136)
Profit (Loss) Before Income Taxes	35,842	16,862	19,398	(36,260)	35,842
Income Tax Expense (Benefit)	2,304	4,022	388	(4,410)	2,304
Net Earnings (Loss) Including Noncontrolling Interest	33,538	12,840	19,010	(31,850)	33,538
Net Earnings Attributable to Noncontrolling Interest	126	—	126	(126)	126
Net Earnings (Loss) Attributable to Tennant Company	$33,412	$12,840	$18,884	$(31,724)	$33,412

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Statement of Earnings
For the year ended December 31, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$454,703	$594,405	$471,559	$(517,601)	$1,003,066
Cost of Sales	311,897	488,972	321,759	(519,375)	603,253
Gross Profit	142,806	105,433	149,800	1,774	399,813
Operating Expense:
Research and Development Expense	27,219	315	4,479	—	32,013
Selling and Administrative Expense	110,414	78,516	145,852	—	334,782
Total Operating Expense	137,633	78,831	150,331	—	366,795
Profit (Loss) from Operations	5,173	26,602	(531)	1,774	33,018
Other Income (Expense):
Equity in Earnings of Affiliates	12,754	2,004	28,855	(43,613)	—
Interest Expense, Net	(22,659)	—	(299)	(31)	(22,989)
Intercompany Interest Income (Expense)	12,519	(5,776)	(6,743)	—	—
Net Foreign Currency Transaction Gains (Losses)	857	—	(4,244)	—	(3,387)
Other (Expense) Income, Net	(9,936)	(736)	2,841	(103)	(7,934)
Total Other (Expense) Income, Net	(6,465)	(4,508)	20,410	(43,747)	(34,310)
(Loss) Profit Before Income Taxes	(1,292)	22,094	19,879	(41,973)	(1,292)
Income Tax Expense (Benefit)	4,913	8,070	(98)	(7,972)	4,913
Net (Loss) Earnings Including Noncontrolling Interest	$(6,205)	$14,024	$19,977	$(34,001)	$(6,205)
Net Loss Attributable to Noncontrolling Interest	$(10)	$—	$(10)	$10	$(10)
Net (Loss) Earnings Attributable to Tennant Company	$(6,195)	$14,024	$19,987	$(34,011)	$(6,195)

Condensed Consolidated Statement of Earnings
For the year ended December 31, 2016
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$455,375	$587,815	$290,349	$(524,967)	$808,572
Cost of Sales	299,459	483,075	199,336	(524,893)	456,977
Gross Profit	155,916	104,740	91,013	(74)	351,595
Operating Expense:
Research and Development Expense	32,378	429	1,931	—	34,738
Selling and Administrative Expense	95,340	74,643	78,609	—	248,592
Total Operating Expense	127,718	75,072	80,540	—	283,330
Profit from Operations	28,198	29,668	10,473	(74)	68,265
Other Income (Expense):
Equity in Earnings of Affiliates	34,068	2,192	—	(36,260)	—
Interest (Expense) Income, Net	(1,204)	—	255	—	(949)
Intercompany Interest Income (Expense)	7,157	(5,570)	(1,587)	—	—
Net Foreign Currency Transaction Gains (Losses)	648	(652)	(388)	—	(392)
Other (Expense) Income, Net	(2,376)	(573)	2,516	—	(433)
Total Other Income (Expense), Net	38,293	(4,603)	796	(36,260)	(1,774)
Profit Before Income Taxes	66,491	25,065	11,269	(36,334)	66,491
Income Tax Expense	19,877	9,443	2,427	(11,870)	19,877
Net Earnings (Loss) Attributable to Tennant Company	$46,614	$15,622	$8,842	$(24,464)	$46,614

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Statement of Comprehensive Income
For the year ended December 31, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings (Loss) Including Noncontrolling Interest	$33,538	$12,840	$19,010	$(31,850)	$33,538
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(16,221)	(961)	(21,422)	22,383	(16,221)
Pension and retiree medical benefits	1,745	—	1,197	(1,197)	1,745
Cash flow hedge	1,341	—	—	—	1,341
Income Taxes:
Foreign currency translation adjustments	168	—	168	(168)	168
Pension and retiree medical benefits	(467)	—	(205)	205	(467)
Cash flow hedge	(1,437)	—	—	—	(1,437)
Total Other Comprehensive (Loss) Income, net of tax	(14,871)	(961)	(20,262)	21,223	(14,871)
Total Comprehensive Income (Loss) Including Noncontrolling Interest	18,667	11,879	(1,252)	(10,627)	18,667
Comprehensive Income Attributable to Noncontrolling Interest	126	—	126	(126)	126
Comprehensive Income (Loss) Attributable to Tennant Company	$18,541	$11,879	$(1,378)	$(10,501)	$18,541

Condensed Consolidated Statement of Comprehensive Income
For the year ended December 31, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net (Loss) Earnings	$(6,205)	$14,024	$19,977	$(34,001)	$(6,205)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	28,356	1,215	2,960	(4,175)	28,356
Pension and retiree medical benefits	5,868	—	538	(538)	5,868
Cash flow hedge	(7,731)	—	—	—	(7,731)
Income Taxes:
Foreign currency translation adjustments	310	—	310	(310)	310
Pension and retiree medical benefits	(2,087)	—	(99)	99	(2,087)
Cash flow hedge	2,884	—	—	—	2,884
Total Other Comprehensive Income (Loss), net of tax	27,600	1,215	3,709	(4,924)	27,600
Total Comprehensive Income Including Noncontrolling Interest	21,395	15,239	23,686	(38,925)	21,395
Comprehensive Loss Attributable to Noncontrolling Interest	(10)	—	(10)	10	(10)
Comprehensive Income	$21,405	$15,239	$23,696	$(38,935)	$21,405

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Statement of Comprehensive Income
For the year ended December 31, 2016
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings	$46,614	$15,622	$8,842	$(24,464)	$46,614
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	109	270	3,534	(3,804)	109
Pension and retiree medical benefits	(2,248)	—	(1,691)	1,691	(2,248)
Cash flow hedge	(305)	—	—	—	(305)
Income Taxes:
Foreign currency translation adjustments	32	—	32	(32)	32
Pension and retiree medical benefits	504	—	296	(296)	504
Cash flow hedge	114	—	—	—	114
Total Other Comprehensive (Loss) Earnings, net of tax	(1,794)	270	2,171	(2,441)	(1,794)
Comprehensive Income (Loss)	$44,820	$15,892	$11,013	$(26,905)	$44,820

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Balance Sheet
As of December 31, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash and Cash Equivalents	$24,779	$1,610	$59,220	$—	$85,609
Restricted Cash	—	—	525	—	525
Net Receivables	866	94,763	120,541	—	216,170
Intercompany Receivables	29,976	148,961	—	(178,937)	—
Inventories	37,154	13,381	94,680	(10,082)	135,133
Prepaid Expenses	12,565	782	9,282	(488)	22,141
Other Current Assets	4,935	396	3,735	—	9,066
Total Current Assets	110,275	259,893	287,983	(189,507)	468,644
Property, Plant and Equipment	229,826	12,677	144,138	—	386,641
Accumulated Depreciation	(159,344)	(6,913)	(56,937)	—	(223,194)
Property, Plant and Equipment, Net	70,482	5,764	87,201	—	163,447
Deferred Income Taxes	4,035	3,072	8,382	—	15,489
Investment in Affiliates	420,897	12,142	20,768	(453,807)	—
Intercompany Loans	301,555	—	3,205	(304,760)	—
Goodwill	12,870	1,726	168,075	—	182,671
Intangible Assets, Net	4,012	2,684	139,850	—	146,546
Other Assets	6,987	(2)	8,762	—	15,747
Total Assets	$931,113	$285,279	$724,226	$(948,074)	$992,544
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$21,816	$—	$5,189	$—	$27,005
Accounts Payable	40,991	4,982	52,425	—	98,398
Intercompany Payables	149,460	—	29,477	(178,937)	—
Employee Compensation and Benefits	13,947	16,890	18,616	—	49,453
Income Taxes Payable	806	—	1,984	(667)	2,123
Other Current Liabilities	22,387	17,939	31,390	179	71,895
Total Current Liabilities	249,407	39,811	139,081	(179,425)	248,874
Long-Term Liabilities:
Long-Term Debt	326,460	—	1,600	—	328,060
Intercompany Loans	3,205	128,000	173,555	(304,760)	—
Employee-Related Benefits	11,041	2,015	8,054	—	21,110
Deferred Income Taxes	—	—	46,018	—	46,018
Other Liabilities	24,648	2,899	4,583	—	32,130
Total Long-Term Liabilities	365,354	132,914	233,810	(304,760)	427,318
Total Liabilities	614,761	172,725	372,891	(484,185)	676,192
Equity:
Common Stock	6,797	—	11,131	(11,131)	6,797
Additional Paid-In Capital	28,550	77,551	399,459	(477,010)	28,550
Retained Earnings	316,269	36,633	(2,532)	(34,101)	316,269
Accumulated Other Comprehensive Loss	(37,194)	(1,630)	(58,653)	60,283	(37,194)
Total Tennant Company Shareholders’ Equity	314,422	112,554	349,405	(461,959)	314,422
Noncontrolling Interest	1,930	—	1,930	(1,930)	1,930
Total Equity	316,352	112,554	351,335	(463,889)	316,352
Total Liabilities and Total Equity	$931,113	$285,279	$724,226	$(948,074)	$992,544

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
LIABILITIES AND SHAREHOLDERS' EQUITY
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
Shareholders' Equity:
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2018
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$68,082	$1,202	$10,888	$(202)	$79,970
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(6,832)	(99)	(11,849)	—	(18,780)
Proceeds from Disposals of Property, Plant and Equipment	21	—	91	—	112
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	—	1,416	—	1,416
Proceeds from Sale of Business	—	—	4,000	—	4,000
Purchases of Intangible Asset	(2,500)	—	(275)	—	(2,775)
Change in Investments in Subsidiaries	(15,622)	—	—	15,622	—
Loan Payments Received by Parent from Subsidiary	1,218	—	—	(1,218)	—
Loan Payments Received by Subsidiary from Parent	—	—	1,778	(1,778)	—
Net Cash Used in Investing Activities	(23,715)	(99)	(4,839)	12,626	(16,027)
FINANCING ACTIVITIES
Proceeds from Short-Term Debt	—	—	3,926	—	3,926
Loan Repayments made to Parent from Subsidiary	—	—	(1,218)	1,218	—
Loan Repayments made to Subsidiary from Parent	(1,778)	—	—	1,778	—
Change in Subsidiary Equity	—	—	15,622	(15,622)	—
Proceeds from Issuance of Long-Term Debt	11,000	—	—	—	11,000
Payments of Long-Term Debt	(38,000)	—	(255)	—	(38,255)
Change in Capital Lease Obligations	—	—	14	—	14
Proceeds from Issuances of Common Stock	5,880	—	—	—	5,880
Dividends Paid	(15,343)	—	(202)	202	(15,343)
Net Cash (Used in) Provided by Financing Activities	(38,241)	—	17,887	(12,424)	(32,778)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	184	—	(4,266)	—	(4,082)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,310	1,103	19,670	—	27,083
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	18,469	507	40,075	—	59,051
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$24,779	$1,610	$59,745	$—	$86,134

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2017
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$26,992	$280	$27,711	$(809)	$54,174
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(9,558)	—	(10,879)	—	(20,437)
Proceeds from Disposals of Property, Plant and Equipment	23	1	2,487	—	2,511
Proceeds from Principal Payments received on Long-Term Note Receivable	—	—	667	—	667
Acquisition of Businesses, Net of Cash Acquired	(304)	—	(353,769)	—	(354,073)
Issuance of Long-Term Note Receivable	—	—	(1,500)	—	(1,500)
Purchase of Intangible Asset	(2,500)	—	—	—	(2,500)
Change in Investments in Subsidiaries	(199,028)	—	—	199,028	—
Loan Borrowings (Payments) from Subsidiaries	(159,780)	—	(4,983)	164,763	—
Net Cash (Used in) Provided by Investing Activities	(371,147)	1	(367,977)	363,791	(375,332)
FINANCING ACTIVITIES
Proceeds from Short-Term Debt	303,000	—	—	—	303,000
Repayments of Short-Term Debt	(303,000)	—	—	—	(303,000)
Loan Borrowings (Payments) from Parent	4,983	—	159,780	(164,763)	—
Change in Subsidiary Equity	—	—	199,028	(199,028)	—
Payments of Long-Term Debt	(96,142)	—	(106)	—	(96,248)
Proceeds from Issuance of Long-Term Debt	440,000	—	—	—	440,000
Payments of Debt Issuance Costs	(16,482)	—	—	—	(16,482)
Change in Capital Lease Obligations	—	—	311	—	311
Proceeds from Issuances of Common Stock	6,875	—	—	—	6,875
Purchase of Noncontrolling Owner Interest	—	—	(30)	—	(30)
Dividends Paid	(14,953)	—	(809)	809	(14,953)
Net Cash Provided by Financing Activities	324,281	—	358,174	(362,982)	319,473
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(141)	—	2,327	—	2,186
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(20,015)	281	20,235	—	501
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	38,484	226	19,840	—	58,550
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$18,469	$507	$40,075	$—	$59,051

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2016
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$44,147	$239	$14,090	$(598)	$57,878
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(21,507)	(13)	(5,006)	—	(26,526)
Proceeds from Disposals of Property, Plant and Equipment	377	—	238	—	615
Acquisition of Businesses, Net of Cash Acquired	—	(11,539)	(1,394)	—	(12,933)
Issuance of Long-Term Note Receivable	—	—	(2,000)	—	(2,000)
Loan Borrowings (Payments) from Subsidiaries	8,690	—	—	(8,690)	—
Proceeds from Sale of Business	—	—	285	—	285
Change in Investments in Subsidiaries	(19,594)	—	—	19,594	—
Net Cash Used in Investing Activities	(32,034)	(11,552)	(7,877)	10,904	(40,559)
FINANCING ACTIVITIES
Loan (Payments) Borrowings from Parent	—	7,969	(16,659)	8,690	—
Change in Subsidiary Entity	—	3,570	16,024	(19,594)	—
Payments of Long-Term Debt	(3,429)	—	(31)	—	(3,460)
Proceeds from Issuance of Long-Term Debt	15,000	—	—	—	15,000
Purchases of Common Stock	(12,762)	—	—	—	(12,762)
Proceeds from Issuances of Common Stock	5,271	—	—	—	5,271
Excess Tax Benefit on Stock Plans	686	—	—	—	686
Dividends Paid	(14,293)	—	(598)	598	(14,293)
Net Cash (Used in) Provided by Financing Activities	(9,527)	11,539	(1,264)	(10,306)	(9,558)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	63	—	(1,213)	—	(1,150)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,649	226	3,736	—	6,611
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	35,835	—	16,104	—	51,939
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$38,484	$226	$19,840	$—	$58,550

24.	Subsequent Event
On September 4, 2018, we signed a definitive agreement to acquire 100% of the outstanding capital stock of Hefei Gaomei Cleaning Machines Co., Ltd. and 99% of the outstanding capital stock of Anhui Rongen Environmental Protection Technology Co., Ltd. (collectively "Gaomei"), privately held designers and manufacturers of commercial cleaning solutions based in China. The acquisition closed on January 4, 2019. The purchase price includes cash and contingent consideration which will be paid out over the next few years.  The purchase price and net assets acquired are not significant to our consolidated financial statements.
ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A – Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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
Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our internal control over financial reporting was effective as of December 31, 2018.
KPMG, LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 and has issued a report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
We have completed our testing of the operating effectiveness of internal control over financial reporting of our acquired entity, IPC Group. There were no significant changes in the Company's internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B – Other Information
None.
PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance

Information required under this item with respect to directors is contained in the sections entitled “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” as part of our 2019 Proxy Statement and is incorporated herein by reference. See also Item 1, Executive Officers of the Registrant in Part I hereof.
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
ITEM 11 – Executive Compensation
Information required under this item is contained in the sections entitled “Director Compensation," “Executive Compensation Information,” and "Pay Ratio" as part of our 2019 Proxy Statement and is incorporated herein by reference.
ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required under this item is contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” as part of our 2019 Proxy Statement and is incorporated herein by reference. The section entitled "Equity Compensation Plan Information" can be found within Item 5, Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities in Part II hereof.
ITEM 13 – Certain Relationships and Related Transactions, and Director Independence
Information required under this item is contained in the sections entitled “Director Independence” and “Related-Person Transaction Approval Policy” as part of our 2019 Proxy Statement and is incorporated herein by reference.
ITEM 14 – Principal Accountant Fees and Services
Information required under this item is contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firm” as part of our 2019 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15 – Exhibits and Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements
Consolidated Financial Statements filed as part of this report are contained in Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

(In thousands)	2018	2017		2016
Allowance for Doubtful Accounts:
Balance at beginning of year	$2,428	$2,570		$2,929
Charged to costs and expenses	375	1,183		649
Reclassification(1)	772	(526)		—
Charged to other accounts(2)	(222)	80		(4)
Deductions(3)	(837)	(879)		(1,004)
Balance at end of year	$2,516	$2,428		$2,570
Sales Returns Reserve:
Balance at beginning of year	$813	$538	(5)	$686	(5)
Charged to costs and expenses	688	419	(5)	(88)	(5)
Charged to other accounts(2)	10	31	(5)	(15)	(5)
Deductions(3)	(198)	(175)	(5)	(45)	(5)
Balance at end of year	$1,313	$813	(5)	$538	(5)
Inventory Reserves:
Balance at beginning of year	$4,107	$3,644		$3,540
Charged to costs and expenses	1,916	1,698		1,455
Charged to other accounts(2)	(139)	183		(50)
Deductions(4)	(246)	(1,418)		(1,301)
Balance at end of year	$5,638	$4,107		$3,644
Valuation Allowance for Deferred Tax Assets:
Balance at beginning of year	$9,691	$6,865		$5,884
Charged to costs and expenses	2,373	1,634		1,295
Charged to other accounts(2)	(545)	1,192		(314)
Balance at end of year	$11,519	$9,691		$6,865

(1)
Includes amount reclassified between Allowance for Doubtful Accounts and Other Receivables related to a customer's open receivables balance which was resolved in 2018, as well as acquisition-related adjustments.

(2)	Primarily includes impact from foreign currency fluctuations.

(3)	Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.

(4)	Includes inventory identified as excess, slow moving or obsolete and charged against reserves.

(5)
These balances were included in the Allowance for Doubtful Accounts in 2017 and 2016. Due to the adoption of ASC 606, the Sales Returns Reserve is now included in Other Current Liabilities. Please see Note 2 for further discussion.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Item #	Description	Method of Filing
2.1	Share Purchase Agreement dated as of February 22, 2017, among Tennant Company, Ambienta SGR S.p.A., Federico De Angelis, Pietro Corsano Annibaldi, Antonio Perosa and Giulio Vernazza	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 28, 2017.
3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s Form 10-Q for the quarter ended June 30, 2006.
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Current Report on Form 8-K dated December 14, 2010.
3.3	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's Form 10-Q for the quarter ended March 31, 2018.
4.1	Indenture dated as of April 18, 2017	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 24, 2017.
4.2	Registration Rights Agreement dated April 18, 2017	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 24, 2017.
4.3	Form 5.625% Senior Note due 2025	Incorporated by reference to Exhibit 4(b)(1) to the Company's Registration Statement on Form S-4 filed January 8, 2018.
10.1	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2009, as amended*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.2	Form of Amended and Restated Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.3	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
10.4	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.5	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.6	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.7	Deferred Stock Unit Agreement (awards in and after 2008)*	Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 2007.
10.8	Tennant Company 2014 Short-Term Incentive Plan*	Incorporated by reference to Appendix B to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.9	Amended and Restated 2010 Stock Incentive Plan, as Amended*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.10	Credit Agreement dated as of April 4, 2017	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2017.
10.11	2017 Stock Incentive Plan	Incorporated by reference to Appendix A on the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders filed March 15, 2017.
10.12	Form of Tennant Company 2017 Stock Incentive Plan Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.13	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Agreement	Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.14	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Agreement	Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.15	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.16	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2018.

10.17	Tennant Company Executive Officer Cash Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 20, 2018.
10.18	Tennant Company Executive Officer Severance Plan and Summary Plan Description*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 10, 2018.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
24.1	Powers of Attorney	Included on signature page.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.
101
The following financial information from Tennant Company’s annual report on Form 10-K for the period ended December 31, 2018, filed with the SEC on February 28, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016, and (vi) Notes to the Consolidated Financial Statements.
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

TENNANT COMPANY
By	/s/ H. Chris Killingstad
H. Chris Killingstad
President, CEO and
Board of Directors
Date	February 28, 2019
Each of the undersigned hereby appoints H. Chris Killingstad and Mary E. Talbott, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ H. Chris Killingstad	By	/s/ Donal L. Mulligan
	H. Chris Killingstad		Donal L. Mulligan
	President, CEO and		Board of Directors
	Board of Directors	Date	February 28, 2019
Date	February 28, 2019

By	/s/ Keith A. Woodward	By	/s/ Steven A. Sonnenberg
	Keith A. Woodward		Steven A. Sonnenberg
	Senior Vice President and Chief Financial Officer		Board of Directors
Date	February 28, 2019	Date	February 28, 2019

By	/s/ Azita Arvani
	Azita Arvani	By	/s/ David S. Wichmann
	Board of Directors		David S. Wichmann
Date	February 28, 2019		Board of Directors
		Date	February 28, 2019
By	/s/ William F. Austen
	William F. Austen	By	/s/ David Windley
	Board of Directors		David Windley
Date	February 28, 2019		Board of Directors
		Date	February 28, 2019
By	/s/ Carol S. Eicher
Carol S. Eicher
Board of Directors
Date	February 28, 2019