Form 10-Q
period 2019-03-31
TENNANT CO
filed 2019-04-30
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓
As of April 19, 2019, there were 18,164,119 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended
(In millions, except shares and per share data)	March 31
	2019	2018
Net Sales	$262.5	$272.8
Cost of Sales	154.3	163.7
Gross Profit	108.2	109.1

Operating Expense:
Research and Development Expense	7.2	8.0
Selling and Administrative Expense	90.2	90.7
Total Operating Expense	97.4	98.7
Profit from Operations	10.8	10.4

Other Income (Expense):
Interest Income	0.8	0.7
Interest Expense	(5.0)	(5.7)
Net Foreign Currency Transaction Gain (Loss)	0.2	(0.7)
Other Expense, Net	(0.2)	(0.3)
Total Other Expense, Net	(4.2)	(6.0)

Profit Before Income Taxes	6.6	4.4
Income Tax Expense	1.2	1.1
Net Earnings Including Noncontrolling Interest	5.4	3.3
Net Earnings Attributable to Tennant Company	$5.4	$3.3

Net Earnings Attributable to Tennant Company per Share:
Basic	$0.30	$0.18
Diluted	$0.29	$0.18

Weighted Average Shares Outstanding:
Basic	18,042,468	17,790,989
Diluted	18,345,211	18,245,359

Cash Dividend Declared per Common Share	$0.22	$0.21

See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In millions)	March 31
	2019	2018
Net Earnings Including Noncontrolling Interest	$5.4	$3.3
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(2.3)	8.4
Pension and retiree medical benefits	—	0.1
Cash flow hedge	1.4	(2.7)
Income Taxes:
Foreign currency translation adjustments	(0.1)	—
Pension and retiree medical benefits	—	(0.2)
Cash flow hedge	(0.3)	(0.5)
Total Other Comprehensive (Loss) Income, net of tax	(1.3)	5.1

Total Comprehensive Income Including Noncontrolling Interest	4.1	8.4
Comprehensive Income Attributable to Tennant Company	$4.1	$8.4
See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31
(In millions, except shares and per share data)	2019	2018
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$46.9	$86.1
Receivables:
Trade, less Allowances of $2.7 and $2.5, respectively	204.2	208.0
Other	9.5	8.2
Net Receivables	213.7	216.2
Inventories	158.2	135.1
Prepaid and Other Current Assets	33.6	31.2
Total Current Assets	452.4	468.6
Property, Plant and Equipment	405.7	386.6
Accumulated Depreciation	(230.8)	(223.2)
Property, Plant and Equipment, Net	174.9	163.4
Operating Lease Assets	40.7	—
Goodwill	189.7	182.7
Intangible Assets, Net	156.0	146.5
Other Assets	27.0	31.3
Total Assets	$1,040.7	$992.5
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$30.1	$27.0
Accounts Payable	94.9	98.4
Employee Compensation and Benefits	41.6	56.1
Other Current Liabilities	100.6	67.4
Total Current Liabilities	267.2	248.9
Long-Term Liabilities:
Long-Term Debt	330.1	328.1
Long-Term Operating Lease Liabilities	24.7	—
Employee-Related Benefits	20.6	21.1
Deferred Income Taxes	46.2	46.0
Other Liabilities	31.7	32.1
Total Long-Term Liabilities	453.3	427.3
Total Liabilities	720.5	676.2
Commitments and Contingencies (Note 14)
Equity:
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,160,539 and 18,125,201 shares issued and outstanding, respectively	6.8	6.8
Additional Paid-In Capital	32.0	28.5
Retained Earnings	317.7	316.3
Accumulated Other Comprehensive Loss	(38.5)	(37.2)
Total Tennant Company Shareholders' Equity	318.0	314.4
Noncontrolling Interest	2.2	1.9
Total Equity	320.2	316.3
Total Liabilities and Total Equity	$1,040.7	$992.5
See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In millions)	March 31
	2019	2018
OPERATING ACTIVITIES
Net Earnings Including Noncontrolling Interest	$5.4	$3.3
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided by Operating Activities:
Depreciation	8.0	7.7
Amortization of Intangible Assets	5.7	5.9
Amortization of Debt Issuance Costs	0.4	0.5
Deferred Income Taxes	1.3	(3.1)
Share-Based Compensation Expense	3.3	2.7
Allowance for Doubtful Accounts and Returns	0.1	0.7
Other, Net	0.2	0.1
Changes in Operating Assets and Liabilities, Net of Assets Acquired:
Receivables, Net	0.8	(0.4)
Inventories	(20.3)	(10.8)
Accounts Payable	(2.0)	5.7
Employee Compensation and Benefits	(13.6)	(4.4)
Other Current Liabilities	0.3	(1.0)
Other Assets and Liabilities	(1.2)	(1.4)
Net Cash (Used in) Provided by Operating Activities	(11.6)	5.5
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(20.5)	(3.5)
Proceeds from Principal Payments Received on Long-Term Note Receivable	0.1	0.2
Acquisition of Businesses, Net of Cash, Cash Equivalents and Restricted Cash Acquired	(9.0)	—
Purchase of Intangible Assets	(0.2)	(1.0)
Net Cash Used in Investing Activities	(29.6)	(4.3)
FINANCING ACTIVITIES
Proceeds from Credit Facility Borrowings	13.0	—
Repayments of Debt	(8.0)	(3.9)
Change in Finance Lease Obligations	(0.1)	—
Proceeds from Issuance of Common Stock	0.6	0.8
Dividends Paid	(4.0)	(3.8)
Net Cash Provided by (Used in) Financing Activities	1.5	(6.9)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	0.5	1.3
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(39.2)	(4.4)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	86.1	59.0
Cash, Cash Equivalents and Restricted Cash at End of Period	$46.9	$54.6

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$3.4	$1.7
Cash Paid for Interest	$0.7	$1.0
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$0.7	$1.3
See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	18,125,201	$6.8	$28.5	$316.3	$(37.2)	$314.4	$1.9	$316.3
Net Earnings	—	—	—	5.4	—	5.4	—	5.4
Other Comprehensive Loss	—	—	—	—	(1.3)	(1.3)	—	(1.3)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 6,952 shares	35,338	—	0.2	—	—	0.2	—	0.2
Share-Based Compensation	—	—	3.3	—	—	3.3	—	3.3
Dividends paid $0.22 per Common Share	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Recognition of Noncontrolling Interests	—	—	—	—	—	—	0.3	0.3
Balance, March 31, 2019	18,160,539	$6.8	$32.0	$317.7	$(38.5)	$318.0	$2.2	$320.2

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	17,881,177	$6.7	$15.1	$297.0	$(22.3)	$296.5	$2.0	$298.5
Net Earnings	—	—	—	3.3	—	3.3	—	3.3
Other Comprehensive Income	—	—	—	—	5.1	5.1	—	5.1
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 4,151 shares	29,263	—	0.5	—	—	0.5	—	0.5
Share-Based Compensation	—	—	2.7	—	—	2.7	—	2.7
Dividends paid $0.21 per Common Share	—	—	—	(3.8)	—	(3.8)	—	(3.8)
Recognition of Noncontrolling Interests	—	—	—	—	—	—	(0.1)	(0.1)
Adjustments to beginning Retained Earnings	—	—	—	1.2	—	1.2	—	1.2
Balance, March 31, 2018	17,910,440	$6.7	$18.3	$297.7	$(17.2)	$305.5	$1.9	$307.4
See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In millions, except shares and per share data)

1.	Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) requirements for interim reporting. In our opinion, the Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of our financial position and results of operations.
These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our annual report on Form 10-K for the year ended December 31, 2018. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Reclassification – We reclassified $6.6 million of payroll tax accruals from Other Current Liabilities to Employee Compensation and Benefits in the Consolidated Balance Sheet at December 31, 2018 to conform to the current year presentation. This reclassification is also reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and the respective prior year financial statements in Note 19.
Leases – We assess whether an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have elected the practical expedient to not separate lease and non-lease components for all assets. Operating lease assets and operating lease liabilities are calculated based on the present value of the future minimum lease payments over the lease term at the lease start date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease start date in determining the present value of future payments. The operating lease asset is increased by any lease payments made at or before the lease start date and reduced by lease incentives and initial direct costs incurred. The lease term includes options to renew or terminate the lease when it is reasonably certain that we will exercise that option. The exercise of lease renewal options is at our sole discretion. The depreciable life of lease assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain leases also include options to purchase the leased asset. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
Further details regarding leases are discussed in Notes 2 and 13.
New Accounting Pronouncements – Further details regarding the adoption of new accounting standards are discussed in Note 2.
We documented the summary of significant accounting policies in the Notes to the Consolidated Financial Statements of our annual report on Form 10-K for the fiscal year ended December 31, 2018. Other than the accounting policies noted above, there have been no material changes to our accounting policies since the filing of that report.

2.	Newly Adopted Accounting Pronouncements
Leases
On January 1, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). This ASU requires lessees to recognize lease assets and lease liabilities on the balance sheet. Under the new guidance, lessor accounting is largely unchanged.
We have elected to adopt the standard on the modified retrospective basis. We have also elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we have elected the short-term lease recognition whereby we will not recognize operating lease related assets or liabilities for leases with a lease term less than one year. We have also elected the practical expedient to not separate lease and non-lease components for all of our leases. We did not elect the hindsight practical expedient to determine the reasonably certain term of existing leases.
The impact of adopting the new lease standard was the recognition of $44.8 million of lease assets and lease liabilities related to our operating leases. The adoption of the new lease standard had no impact to our Consolidated Statements of Earnings, Consolidated Statements of Cash Flows or Consolidated Statements of Equity.
Derivatives and Hedging
On January 1, 2019, we adopted Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging and all the related amendments to Accounting Standards Codification Topic 815 which aligns hedge accounting with risk management activities and simplifies the requirements to qualify for hedge accounting. Adoption did not have a material impact on our financial statements. We continue to assess opportunities enabled by the new standard to expand our risk management strategies.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the three months ended March 31, 2019 and 2018:
Net Sales by geographic area

	Three Months Ended
	March 31
	2019	2018
Americas	$160.8	$162.6
Europe, Middle East and Africa	78.1	88.8
Asia Pacific	23.6	21.4
Total	$262.5	$272.8
Net Sales are attributed to each geographic area based on the end user country and are net of intercompany sales.
Net Sales by groups of similar products and services

	Three Months Ended
	March 31
	2019	2018
Equipment	$161.6	$172.1
Parts and Consumables	55.8	57.4
Specialty Surface Coatings	6.2	6.4
Service and Other	38.9	36.9
Total	$262.5	$272.8
Net Sales by sales channel

	Three Months Ended
	March 31
	2019	2018
Sales Direct to Consumer	$172.5	$178.7
Sales to Distributors	90.0	94.1
Total	$262.5	$272.8
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
Sales Incentives
Our sales contracts may contain various customer incentives, such as volume-based rebates or other promotions. We reduce the transaction price for certain customer programs and incentive offerings that represent variable consideration. Sales incentives given to our customers are recorded using the most likely amount approach for estimating the amount of consideration to which the company will be entitled. We forecast the most likely amount of the incentive to be paid at the time of sale, update this forecast quarterly, and adjust the transaction price accordingly to reflect the new amount of incentives expected to be earned by the customer. A majority of our customer incentives are settled within one year. We record our accruals for volume-based rebates and other promotions in Other Current Liabilities on our Consolidated Balance Sheets.
The change in our sales incentive accrual balance for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31
	2019	2018
Beginning balance	$16.7	$14.5
Additions to sales incentive accrual	6.5	6.0
Contract payments	(12.6)	(11.6)
Foreign currency fluctuations	—	0.1
Ending balance	$10.6	$9.0
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

The change in the deferred revenue balance for the three months ended March 31, 2019 was as follows:

	Three Months Ended
	March 31
	2019	2018
Beginning balance	$8.5	$8.3
Increase in deferred revenue representing our obligation to satisfy future performance obligations	3.8	3.7
Deferred revenue addition from the acquisition of Gaomei Cleaning Equipment Company	1.4	—
Decrease in deferred revenue for amounts recognized in Net Sales for satisfied performance obligations	(3.1)	(3.3)
Foreign currency fluctuations	—	0.1
Ending balance	$10.6	$8.8
At March 31, 2019, $6.7 million and $3.9 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets. Of this, we expect to recognize the following approximate amounts in Net Sales in the following periods:

Remaining 2019	$6.0
2020	2.4
2021	1.4
2022	0.6
2023	0.2
Thereafter	—
Total	$10.6
At December 31, 2018, $5.0 million and $3.5 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets.

4.	Management Actions
During the first quarter of 2019, we implemented a restructuring action to further our integration efforts related to the IPC Group. The pre-tax charge of $4.3 million consisting of severance was included within Selling and Administrative Expense in the Consolidated Statements of Earnings. The charge impacted our EMEA operating segment. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.

A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
December 31, 2017 balance	$3.4
2018 charges and utilization:
New charges	1.0
Cash payments	(2.1)
Foreign currency adjustments	(0.1)
December 31, 2018 balance	$2.2
2019 charges and utilization:
New charges	4.3
Cash payments	(0.1)
March 31, 2019 balance	$6.4

5.	Acquisition
On January 4, 2019, we completed the acquisition of Hefei Gaomei Cleaning Machines Co., Ltd. and Anhui Rongen Environmental Protection Technology Co., Ltd. (collectively "Gaomei"), privately held designers and manufacturers of commercial cleaning solutions based in China. The financial results for Gaomei have been included in the consolidated financial results since the date of closing.
The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

ASSETS
Current Assets	$7.8
Intangible Assets Subject to Amortization:
Trade Name	1.8
Customer Lists	15.2
Other Assets	1.4
Total Identifiable Assets Acquired	26.2
LIABILITIES
Current Liabilities	(5.6)
Long-Term Liabilities	(2.9)
Total Identifiable Liabilities Assumed	(8.5)
Noncontrolling Interest	(0.3)
Goodwill	9.5
Total Purchase Price	$26.9
The total purchase price will be paid as follows:

•	$11.3 million was paid during the first quarter of 2019 upon close of the transaction;

•	$11.3 million which will be paid in January 2020; and

•
The remaining purchase price of $4.3 million represents the estimated fair value of contingent consideration. The payment is based on a probability-weighted scenario analysis of achieving certain levels of gross profit growth over a three year period. Consideration of $0.0 million to $42.4 million will be paid in March 2021 if the gross profit growth targets are met.

None of the goodwill is expected to be deductible for income tax purposes. The expected lives of the acquired amortizable intangible assets range from 10 years to 15 years and are being amortized on a straight-line basis.

6.	Inventories
Inventories are valued at the lower of cost or market. Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Inventories carried at LIFO:
Finished goods	$54.4	$48.6
Raw materials, production parts and work-in-process	31.0	28.6
Excess of FIFO over LIFO cost(a)	(31.5)	(31.2)
Total LIFO inventories	53.9	46.0
Inventories carried at FIFO:
Finished goods	64.6	53.5
Raw materials, production parts and work-in-process	39.7	35.6
Total FIFO inventories	104.3	89.1
Total inventories	$158.2	$135.1

(a)
Inventories of $53.9 million as of March 31, 2019, and $46.0 million as of December 31, 2018, were valued at LIFO. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

7.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the three months ended March 31, 2019 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2018	$221.7	$(39.0)	$182.7
Additions	9.5	—	9.5
Foreign currency fluctuations	(1.9)	(0.6)	(2.5)
Balance as of March 31, 2019	$229.3	$(39.6)	$189.7
The balances of acquired Intangible Assets, excluding Goodwill, as of March 31, 2019 and December 31, 2018, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of March 31, 2019
Original cost	$156.3	$31.9	$17.1	$205.3
Accumulated amortization	(37.4)	(6.0)	(5.9)	(49.3)
Carrying value	$118.9	$25.9	$11.2	$156.0
Weighted average original life (in years)	14	11	11
Balance as of December 31, 2018
Original cost	$143.0	$30.6	$17.4	$191.0
Accumulated amortization	(33.7)	(5.3)	(5.5)	(44.5)
Carrying value	$109.3	$25.3	$11.9	$146.5
Weighted average original life (in years)	15	10	10
The additions to Goodwill recorded during the first quarter of 2019 were related to our acquisition of Gaomei, as described further in Note 5.
As part of our acquisition of Gaomei, we acquired trade names and a customer list with a combined preliminary fair value of $17.4 million. Further details regarding the preliminary purchase price allocation of Gaomei are described further in Note 5.
Amortization expense on Intangible Assets for the three months ended March 31, 2019 and 2018 was $5.7 million and $5.9 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2019	$16.4
2020	20.7
2021	19.2
2022	17.1
2023	15.5
Thereafter	67.1
Total	$156.0

8.	Debt
Financial Covenants
The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the company’s ability to incur indebtedness and liens and merge or consolidate with another entity. The 2017 Credit Agreement also contains financial covenants requiring us to maintain a net leverage ratio of consolidated net indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.00 to 1, as well as requiring us to maintain a interest coverage ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the quarter ended March 31, 2019. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net leverage ratio of consolidated senior secured net indebtedness to consolidated Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. In connection with the closing of the Gaomei acquisition, the Company elected an acquisition holiday as provided for under the 2017 Credit Agreement, which increased the net leverage ratio from 4.00 to 1 to 4.50 to 1 and the senior secured net leverage ratio from 3.50 to 1 to 4.00 to 1 during each quarter of 2019. We were in compliance with our financial covenants at March 31, 2019.
Debt Outstanding
Debt outstanding at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Bank Borrowings	$—	$3.9
Senior Unsecured Notes	300.0	300.0
Credit Facility Borrowings	62.0	53.0
Secured Borrowings	2.3	2.4
Finance Lease Liabilities	0.4	0.5
Unamortized Debt Issuance Costs	(4.5)	(4.7)
Total Debt	360.2	355.1
Less: Current Portion of Long-Term Debt(1)	(30.1)	(27.0)
Long-Term Debt	$330.1	$328.1

(1)
Current portion of long-term debt includes $7.5 million of current maturities, a $21.5 million anticipated additional repayment on Credit Facility Borrowings, less $0.1 million of unamortized debt issuance costs, under our 2017 Credit Agreement, $0.9 million of current maturities of secured borrowings and $0.3 million of current maturities of finance lease liabilities.

As of March 31, 2019, we had outstanding borrowings under our Senior Unsecured Notes of $300.0 million. We had outstanding borrowings under our 2017 Credit Agreement, totaling $18.0 million under our term loan facility. In addition, we had outstanding borrowings of $44.0 million under our revolving facility and had letters of credit and bank guarantees outstanding in the amount of $3.3 million, leaving approximately $152.7 million of unused borrowing capacity on our revolving facility. Although we are only required to make a minimum principal payment of $7.5 million during the next 12 months, we have both the intent and the ability to pay an additional $10.5 million on our term loan facility and an additional $11.0 million on our credit facility borrowings during the next year. As such, we have classified $29.0 million as current maturities of long-term debt. Commitment fees on unused lines of credit for the three months ended March 31, 2019 were $0.1 million. The overall weighted average cost of debt is approximately 5.3% and net of a related cross-currency swap instrument is approximately 4.5%. Further details regarding the cross-currency swap instrument are discussed in Note 10.

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
The changes in warranty reserves for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31
	2019	2018
Beginning balance	$13.1	$12.7
Additions charged to expense	2.5	3.3
Foreign currency fluctuations	—	0.1
Claims paid	(3.0)	(3.3)
Ending balance	$12.6	$12.8

10.	Derivatives
Hedge Accounting and Hedging Programs
We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
We evaluate hedge effectiveness on our hedges that are designated and qualify for hedge accounting at the inception of the hedge prospectively, as well as retrospectively, and record any ineffective portion of the hedging instruments along with the time value of purchased contracts in the same line item of the income statement as the item being hedged on our Consolidated Statements of Operations. In prior years, ineffective portions of hedging instruments and time value of purchased contracts were recorded in Net Foreign Currency Transaction Losses on our Consolidated Statements of Operations.
Our hedging policy establishes maximum limits for each counterparty to mitigate any concentration of risk.
Balance Sheet Hedging
Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction Losses in our Consolidated Statements of Earnings. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At March 31, 2019 and December 31, 2018, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $53.4 million and $63.4 million, respectively.
Cash Flow Hedging
Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $3.0 million as of March 31, 2019 and none as of December 31, 2018. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $8.3 million and $8.4 million as of March 31, 2019 and December 31, 2018, respectively.

Foreign Currency Derivatives
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. We entered into Euro to U.S. dollar foreign exchange cross-currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as cash flow hedges. The hedged cash flows as of March 31, 2019 and December 31, 2018 included €172.2 million and €174.0 million of total notional values, respectively. As of March 31, 2019, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €22.2 million. The scheduled maturity and principal payment of the loan and related swaps of €150.0 million are due in April 2022. There were no new cross-currency swaps designated as cash flow hedges as of March 31, 2019.
The fair value of derivative instruments on our Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign currency option contracts	Other Current Assets	$0.1	$0.2	Other Current Liabilities	$—	$—
Foreign currency option contracts	Other Assets	—	—	Other Liabilities	—	—
Foreign currency forward contracts	Other Current Assets	2.4	2.3	Other Current Liabilities	—	—
Foreign currency forward contracts	Other Assets	—	—	Other Liabilities	16.1	20.7
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other Current Assets	0.9	0.2	Other Current Liabilities	0.1	—
Foreign currency forward contracts	Other Assets	$—	$—	Other Liabilities	$—	$—
As of March 31, 2019, we anticipate reclassifying approximately $2.4 million of gains from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.
The following tables include the amounts in the Consolidated Statements of Earnings in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net Sales	$262.5	$—	$272.9	$0.7
Interest Income	0.8	0.7	0.7	0.5
Net Foreign Currency Transaction Gains (Losses)	0.2	3.1	(0.7)	(5.1)

The effect of foreign currency derivative instruments designated as hedges and of foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Earnings for the three months ended March 31, 2019 was as follows:

	Three Months Ended
	March 31, 2019
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in Other Comprehensive (Loss) Income, net of tax(1)	$(0.1)	$4.1
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	—	—
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	0.5
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction (Gain) Loss	—	2.4
Net (loss) gain recognized in earnings(2)	—	—
Derivatives not designated as hedging instruments:
Net (loss) gain recognized in earnings(3)	$—	$(0.2)
The effect of foreign currency derivative instruments designated as hedges and of foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Earnings for the three months ended March 31, 2018 was as follows:

	Three Months Ended
	March 31, 2018
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in Other Comprehensive (Loss) Income, net of tax(1)	$—	$(5.7)
Net (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	—	—
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	0.4
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction Gain (Loss)	—	(3.9)
Net (loss) gain recognized in earnings(2)	—	—
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(3)	$—	$(1.4)

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive (Loss) Income.

(2)	Ineffective portion and amount excluded from effectiveness testing classified in Net Foreign Currency Transaction Gain (Loss).

(3)	Classified in Net Foreign Currency Transaction Gain (Loss).

11.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at March 31, 2019 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$7.8	$—	$7.8	$—
Foreign currency option contracts	0.1	—	0.1	—
Total Assets	$7.9	$—	$7.9	$—
Liabilities:
Foreign currency forward exchange contracts	$20.9	$—	$20.9	$—
Contingent consideration	4.3	—	—	4.3
Total Liabilities	$25.2	$—	$20.9	$4.3
Our population of assets and liabilities subject to fair value measurements at December 31, 2018 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$7.2	$—	$7.2	$—
Foreign currency option contracts	0.2	—	0.2	—
Total Assets	$7.4	$—	$7.4	$—
Liabilities:
Foreign currency forward exchange contracts	$25.4	$—	$25.4	$—
Total Liabilities	$25.4	$—	$25.4	$—
Our foreign currency forward exchange and option contracts are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our foreign currency forward exchange and option contracts are discussed in Note 10.
Contingent consideration is valued using a probability-weighted scenario analysis of projected gross profit growth rates and discounted at a risk-free rate adjusted for a credit spread.  Actual gross profit growth rates may differ significantly from those used in the estimate above, which may affect future payments.  Changes in future payments will be reflected in future operating results as they occur.
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
Our defined benefit pension plans and postretirement medical plan are described in Note 15 of our annual report on Form 10-K for the year ended December 31, 2018. We have contributed $0.1 million and $0.2 million during the first quarter of 2019 to our pension plans and postretirement medical plan, respectively.
Net benefit cost for the three months ended March 31, 2019 and 2018 was not material.

13.	Leases
We lease facilities, vehicles and equipment under the operating lease agreements, which include both monthly and longer-term arrangements.
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of March 31, 2019, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $13.6 million, of which we have guaranteed $7.6 million. As of March 31, 2019, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $0.3 million for certain vehicles within our fleet.
The lease assets and liabilities at March 31, 2019 are as follows:

		Three Months Ended
		March 31,
Leases	Classification	2019
Assets
Operating lease assets	Operating Lease Assets	$40.7
Finance lease assets	Property, Plant and Equipment(a)	0.4
Total leased assets		$41.1
Liabilities
Current
Operating	Other Current Liabilities	$16.5
Finance	Current Portion of Long-term Debt	0.3
Noncurrent
Operating	Long-term Operating Lease Liabilities	24.7
Finance	Long-term Debt	0.1
Total lease liabilities		$41.6
(a)    Finance lease assets are recorded net of accumulated amortization of $0.6 million as of March 31, 2019.

The lease cost for the three months ended March 31, 2019 and 2018 was as follows:

		Three Months Ended
		March 31
Lease Cost		2019	2018
Operating lease cost	(a)	$5.5	$5.5
Finance lease cost(b)		0.1	—
Net lease cost		$5.6	$5.5

(a)	Includes short-term lease costs of $0.7 million and variable lease costs of $0.6 million for the three months ended March 31, 2019.
(b)     Includes amortization of leased assets and interest on lease liabilities.

The maturity of lease liabilities at March 31, 2019 was as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
Remaining 2019	$13.8	$0.2	$14.0
2020	12.3	0.2	12.5
2021	7.3	—	7.3
2022	3.7	—	3.7
2023	2.6	—	2.6
Thereafter	4.2	—	4.2
Total lease payments	$43.9	$0.4	$44.3
Less: Interest	(2.7)	—	(2.7)
Present value of lease liabilities	$41.2	$0.4	$41.6
The minimum rentals for aggregate lease commitments as of March 31, 2018 were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2018	$12.3	$0.3	$12.6
2019	11.4	0.3	11.7
2020	6.9	0.2	7.1
2021	3.9	—	3.9
2022	2.2	—	2.2
Thereafter	3.5	—	3.5
Total	$40.2	$0.8	$41.0

The lease term and discount rate at March 31, 2019 were as follows:

March 31,
Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)
Operating leases	3.7
Finance leases	1.7
Weighted-average discount rate
Operating leases	3.0%
Finance leases	2.5%

Other information related to cash paid related to lease liabilities and lease assets obtained for the three months ended March 31, 2019 was as follows:

Three Months Ended
March 31,
Other Information	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—
Operating cash flows from operating leases	5.7
Financing cash flows from finance leases	0.1
Lease assets obtained in exchange for new finance lease liabilities	—
Lease assets obtained in exchange for new operating lease liabilities	2.2

14.	Commitments and Contingencies
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

15.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Consolidated Balance Sheets, are as follows:

	March 31, 2019	December 31, 2018
Foreign currency translation adjustments	$(34.3)	$(31.9)
Pension and retiree medical benefits	(0.3)	(0.3)
Cash flow hedge	(3.9)	(5.0)
Total Accumulated Other Comprehensive Loss	$(38.5)	$(37.2)
The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post Retirement Benefits	Cash Flow Hedge	Total
December 31, 2018	$(31.9)	$(0.3)	$(5.0)	$(37.2)
Other comprehensive (loss) income before reclassifications	(2.4)	—	4.0	1.6
Amounts reclassified from Accumulated Other Comprehensive Loss	—	—	(2.9)	(2.9)
Net current period other comprehensive loss	(2.4)	—	1.1	(1.3)
March 31, 2019	$(34.3)	$(0.3)	$(3.9)	$(38.5)

16.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2015 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2014.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $5.5 million for unrecognized tax benefits as of March 31, 2019, there was approximately $0.4 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2019 was $5.3 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.

We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2014 to 2017. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

17.	Share-Based Compensation
Our share-based compensation plans are described in Note 19 of our annual report on Form 10-K for the year ended December 31, 2018. During the three months ended March 31, 2019 and 2018, we recognized total Share-Based Compensation Expense of $3.3 million and $2.7 million, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the three months ended March 31, 2019 and 2018 was $0.2 million and $0.0 million, respectively.
During the first three months of 2019, we issued 16,211 restricted shares. The weighted average grant date fair value of each share awarded was $63.65. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the three months ended March 31, 2019 and 2018 was $1.0 million and $0.8 million, respectively.

18.	Earnings Attributable to Tennant Company Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended
	March 31
	2019	2018
Numerator:
Net Earnings Attributable to Tennant Company	$5.4	$3.3
Denominator:
Basic - Weighted Average Shares Outstanding	18,042,468	17,790,989
Effect of dilutive securities:
Share-based compensation plans	302,743	454,370
Diluted - Weighted Average Shares Outstanding	18,345,211	18,245,359
Basic Earnings per Share	$0.30	$0.18
Diluted Earnings per Share	$0.29	$0.18

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 646,491 and 291,622 shares of common stock during the three months ended March 31, 2019 and 2018, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

19.	Separate Financial Information of Guarantor Subsidiaries
The following condensed consolidated guarantor financial information is presented to comply with the requirements of Rule 3-10 of Regulation S-X.
In 2017, we issued and sold $300.0 million in aggregate principal amount of our 5.625% Senior Notes due 2025 (the "Notes), pursuant to an Indenture, dated as of April 18, 2017, among the company, the Guarantors (as defined below), and Wells Fargo Bank, National Association, a national banking association, as trustee. The Notes are unconditionally and jointly and severally guaranteed by Tennant Coatings, Inc. and Tennant Sales and Service Company (collectively, the "Guarantors"), which are wholly owned subsidiaries of the company.
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
The following condensed consolidated financial information presents the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Comprehensive Income for each of the three months ended March 31, 2019 and March 31, 2018, the related Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, and the

related Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018, of Tennant Company ("Parent"), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and elimination entries necessary to consolidate the Parent with the Guarantor and Non-Guarantor Subsidiaries. The following condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the company and notes thereto of which this note is an integral part.

Condensed Consolidated Statement of Earnings
For the three months ended March 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$116.5	$148.4	$133.3	$(135.7)	$262.5
Cost of Sales	76.5	123.0	88.8	(134.0)	154.3
Gross Profit	40.0	25.4	44.5	(1.7)	108.2

Operating Expense:
Research and Development Expense	5.6	0.2	1.4	—	7.2
Selling and Administrative Expense	27.2	19.0	44.0	—	90.2
Total Operating Expense	32.8	19.2	45.4	—	97.4
Profit from Operations	7.2	6.2	(0.9)	(1.7)	10.8

Other Income (Expense):
Equity in Earnings of Affiliates	0.3	0.8	1.4	(2.5)	—
Interest (Expense) Income, Net	(4.2)	—	—	—	(4.2)
Intercompany Interest Income (Expense)	3.5	(1.4)	(2.1)	—	—
Net Foreign Currency Transaction Gains (Losses)	—	—	0.2	—	0.2
Other Expense, Net	(0.2)	(0.4)	0.4	—	(0.2)
Total Other Expense, Net	(0.6)	(1.0)	(0.1)	(2.5)	(4.2)

Profit Before Income Taxes	6.6	5.2	(1.0)	(4.2)	6.6
Income Tax Expense	1.2	1.1	1.0	(2.1)	1.2
Net Earnings Including Noncontrolling Interest	5.4	4.1	(2.0)	(2.1)	5.4
Net Earnings Attributable to Tennant Company	$5.4	$4.1	$(2.0)	$(2.1)	$5.4

Condensed Consolidated Statement of Earnings
For the three months ended March 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$113.7	$148.4	$140.4	$(129.7)	$272.8
Cost of Sales	77.2	123.1	91.8	(128.4)	163.7
Gross Profit	36.5	25.3	48.6	(1.3)	109.1

Operating Expense:
Research and Development Expense	6.1	0.2	1.7	—	8.0
Selling and Administrative Expense	29.1	19.7	41.9	—	90.7
Total Operating Expense	35.2	19.9	43.6	—	98.7
Profit (Loss) from Operations	1.3	5.4	5.0	(1.3)	10.4

Other Income (Expense):
Equity in Earnings of Affiliates	4.4	0.5	2.6	(7.5)	—
Interest Expense, Net	(5.1)	—	0.1	—	(5.0)
Intercompany Interest Income (Expense)	3.7	(1.4)	(2.3)	—	—
Net Foreign Currency Transaction Gains (Losses)	0.4	—	(1.1)	—	(0.7)
Other Expense, Net	(0.3)	(0.6)	0.6	—	(0.3)
Total Other Expense, Net	3.1	(1.5)	(0.1)	(7.5)	(6.0)

Profit Before Income Taxes	4.4	3.9	4.9	(8.8)	4.4
Income Tax Expense	1.1	0.9	1.6	(2.5)	1.1
Net Earnings Including Noncontrolling Interest	3.3	3.0	3.3	(6.3)	3.3
Net Earnings Attributable to Tennant Company	$3.3	$3.0	$3.3	$(6.3)	$3.3

Condensed Consolidated Statement of Comprehensive Income
For the three months ended March 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings Including Noncontrolling Interest	$5.4	$4.1	$(2.0)	$(2.1)	$5.4
Other Comprehensive Loss:
Foreign currency translation adjustments	(2.3)	—	(22.6)	22.6	(2.3)
Pension and retiree medical benefits	—	—	1.2	(1.2)	—
Cash flow hedge	1.4	—	—	—	1.4
Income Taxes:
Foreign currency translation adjustments	(0.1)	—	0.1	(0.1)	(0.1)
Pension and retiree medical benefits	—	—	(0.3)	0.3	—
Cash flow hedge	(0.3)	—	—	—	(0.3)
Total Other Comprehensive Loss, net of tax	(1.3)	—	(21.6)	21.6	(1.3)

Total Comprehensive Income (Loss) Including Noncontrolling Interest	4.1	4.1	(23.6)	19.5	4.1
Comprehensive Income (Loss) Attributable to Tennant Company	$4.1	$4.1	$(23.6)	$19.5	$4.1

Condensed Consolidated Statement of Comprehensive Income
For the three months ended March 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings (Loss) Including Noncontrolling Interest	$3.3	$3.0	$3.3	$(6.3)	$3.3
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	8.4	(0.2)	7.9	(7.7)	8.4
Pension and retiree medical benefits	0.1	—	—	—	0.1
Cash flow hedge	(2.7)	—	—	—	(2.7)
Income Taxes:
Foreign currency translation adjustments	—	—	—	—	—
Pension and retiree medical benefits	(0.2)	—	—	—	(0.2)
Cash flow hedge	(0.5)	—	—	—	(0.5)
Total Other Comprehensive Income (Loss), net of tax	5.1	(0.2)	7.9	(7.7)	5.1

Total Comprehensive Income Including Noncontrolling Interest	8.4	2.8	11.2	(14.0)	8.4
Comprehensive Income Attributable to Tennant Company	$8.4	$2.8	$11.2	$(14.0)	$8.4

Condensed Consolidated Balance Sheet
As of March 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$9.8	$1.1	$36.0	$—	$46.9
Net Receivables	1.0	89.7	123.0	—	213.7
Intercompany Receivables	30.6	125.1	—	(155.7)	—
Inventories	41.6	17.9	110.5	(11.8)	158.2
Prepaid and Other Current Assets	20.0	0.9	12.1	0.6	33.6
Total Current Assets	103.0	234.7	281.6	(166.9)	452.4
Property, Plant and Equipment	246.2	13.1	146.4	—	405.7
Accumulated Depreciation	(163.4)	(6.6)	(60.8)	—	(230.8)
Property, Plant and Equipment, Net	82.8	6.5	85.6	—	174.9
Operating Lease Assets	1.0	9.9	29.8	—	40.7
Investment in Affiliates	403.4	12.8	38.9	(455.1)	—
Intercompany Loans	298.4	—	—	(298.4)	—
Goodwill	12.9	1.7	175.1	—	189.7
Intangible Assets, Net	3.8	2.6	149.6	—	156.0
Other Assets	6.1	3.3	17.6	—	27.0
Total Assets	$911.4	$271.5	$778.2	$(920.4)	$1,040.7
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$28.9	$—	$1.2	$—	$30.1
Accounts Payable	36.2	5.1	53.6	—	94.9
Intercompany Payables	125.7	—	30.0	(155.7)	—
Employee Compensation and Benefits	9.9	8.1	23.6	—	41.6
Other Current Liabilities	26.7	18.4	54.9	0.6	100.6
Total Current Liabilities	227.4	31.6	163.3	(155.1)	267.2
Long-Term Liabilities:
Long-Term Debt	328.6	—	1.5	—	330.1
Intercompany Loans	3.4	128.0	167.0	(298.4)	—
Long-Term Operating Lease Liabilities	0.5	4.8	19.4	—	24.7
Employee-Related Benefits	11.3	1.5	7.8	—	20.6
Deferred Income Taxes	—	—	46.2	—	46.2
Other Liabilities	20.0	3.1	8.6	—	31.7
Total Long-Term Liabilities	363.8	137.4	250.5	(298.4)	453.3
Total Liabilities	591.2	169.0	413.8	(453.5)	720.5
Equity:
Common Stock	6.8	—	11.1	(11.1)	6.8
Additional Paid-In Capital	32.0	77.6	416.9	(494.5)	32.0
Retained Earnings	317.7	26.5	(4.5)	(22.0)	317.7
Accumulated Other Comprehensive Loss	(38.5)	(1.6)	(61.3)	62.9	(38.5)
Total Tennant Company Shareholders' Equity	318.0	102.5	362.2	(464.7)	318.0
Noncontrolling Interest	2.2	—	2.2	(2.2)	2.2
Total Equity	320.2	102.5	364.4	(466.9)	320.2
Total Liabilities and Total Equity	$911.4	$271.5	$778.2	$(920.4)	$1,040.7

Condensed Consolidated Balance Sheet
As of December 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$24.8	$1.6	$59.7	$—	$86.1
Net Receivables	0.9	94.8	120.5	—	216.2
Intercompany Receivables	30.0	148.9	—	(178.9)	—
Inventories	37.1	13.4	94.7	(10.1)	135.1
Prepaid and Other Current Assets	17.5	1.2	13.0	(0.5)	31.2
Total Current Assets	110.3	259.9	287.9	(189.5)	468.6
Property, Plant and Equipment	229.8	12.7	144.1	—	386.6
Accumulated Depreciation	(159.4)	(6.9)	(56.9)	—	(223.2)
Property, Plant and Equipment, Net	70.4	5.8	87.2	—	163.4
Operating Lease Assets	—	—	—	—	—
Investment in Affiliates	421.0	12.1	20.8	(453.9)	—
Intercompany Loans	301.6	—	3.2	(304.8)	—
Goodwill	12.9	1.7	168.1	—	182.7
Intangible Assets, Net	4.0	2.7	139.8	—	146.5
Other Assets	11.0	3.1	17.2	—	31.3
Total Assets	$931.2	$285.3	$724.2	$(948.2)	$992.5
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$21.8	$—	$5.2	$—	$27.0
Accounts Payable	41.0	5.0	52.4	—	98.4
Intercompany Payables	149.5	—	29.5	(179.0)	—
Employee Compensation and Benefits	14.4	17.2	24.5	—	56.1
Other Current Liabilities	22.8	17.6	27.5	(0.5)	67.4
Total Current Liabilities	249.5	39.8	139.1	(179.5)	248.9
Long-Term Liabilities:
Long-Term Debt	326.5	—	1.6	—	328.1
Intercompany Loans	3.3	128.1	173.5	(304.9)	—
Long-Term Operating Lease Liabilities	—	—	—	—	—
Employee-Related Benefits	11.0	2.0	8.1	—	21.1
Deferred Income Taxes	—	—	46.0	—	46.0
Other Liabilities	24.6	2.9	4.6	—	32.1
Total Long-Term Liabilities	365.4	133.0	233.8	(304.9)	427.3
Total Liabilities	614.9	172.8	372.9	(484.4)	676.2
Equity:
Common Stock	6.8	—	11.1	(11.1)	6.8
Additional Paid-In Capital	28.5	77.5	399.5	(477.0)	28.5
Retained Earnings	316.3	36.6	(2.5)	(34.1)	316.3
Accumulated Other Comprehensive Loss	(37.2)	(1.6)	(58.7)	60.3	(37.2)
Total Tennant Company Shareholders' Equity	314.4	112.5	349.4	(461.9)	314.4
Noncontrolling Interest	1.9	—	1.9	(1.9)	1.9
Total Equity	316.3	112.5	351.3	(463.8)	316.3
Total Liabilities and Total Equity	$931.2	$285.3	$724.2	$(948.2)	$992.5

Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(4.2)	$(0.4)	$(7.0)	$—	$(11.6)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(16.6)	(0.1)	(3.8)	—	(20.5)
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	—	0.1	—	0.1
Acquisition of Businesses, Net of Cash, Cash Equivalents and Restricted Cash Acquired	—	—	(9.0)	—	(9.0)
Purchase of Intangible Assets	—	—	(0.2)	—	(0.2)
Loan Payments from Parent	—	—	(0.2)	0.2	—
Net Cash Used in Investing Activities	(16.6)	(0.1)	(13.1)	0.2	(29.6)
FINANCING ACTIVITIES
Proceeds from Credit Facility Borrowings	13.0	—	—	—	13.0
Repayments of Debt	(4.0)	—	(4.0)	—	(8.0)
Change in Finance Lease Obligations	—	—	(0.1)	—	(0.1)
Loan Payments to Subsidiaries	0.2	—	—	(0.2)	—
Proceeds from Issuances of Common Stock	0.6	—	—	—	0.6
Dividends Paid	(4.0)	—	—	—	(4.0)
Net Cash (Used in) Provided by Financing Activities	5.8	—	(4.1)	(0.2)	1.5
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	0.5	—	0.5
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(15.0)	(0.5)	(23.7)	—	(39.2)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	24.8	1.6	59.7	—	86.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$9.8	$1.1	$36.0	$—	$46.9

Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash (Used in) Provided by Operating Activities	$5.8	$1.8	$(2.1)	$—	$5.5
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(0.4)	(0.2)	(2.9)	—	(3.5)
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	—	0.2	—	0.2
Purchase of Intangible Asset	(1.0)	—	—	—	(1.0)
Loan (Payments) Borrowings from Subsidiaries	(1.3)	—	—	1.3	—
Net Cash Used in Investing Activities	(2.7)	(0.2)	(2.7)	1.3	(4.3)
FINANCING ACTIVITIES
Loan Borrowings (Payments) from Parent	—	—	1.3	(1.3)	—
Repayment of Debt	(3.9)	—	—	—	(3.9)
Change in Finance Lease Obligations	—	—	—	—	—
Payments of Debt Issuance Costs	—	—	—	—	—
Proceeds from Issuance of Common Stock	0.8	—	—	—	0.8
Dividends Paid	(3.8)	—	—	—	(3.8)
Net Cash (Used in) Provided by Financing Activities	(6.9)	—	1.3	(1.3)	(6.9)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	0.1	—	1.2	—	1.3
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(3.7)	1.6	(2.3)	—	(4.4)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	18.4	0.5	40.1	—	59.0
Cash, Cash Equivalents and Restricted Cash at End of Period	$14.7	$2.1	$37.8	$—	$54.6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Historical Results
The following table compares the historical results of operations for the three months ended March 31, 2019 and 2018, respectively, and as a percentage of Net Sales (in millions, except per share data and percentages):

	Three Months Ended
	March 31
	2019	%	2018	%
Net Sales	$262.5	100.0	$272.8	100.0
Cost of Sales	154.3	58.8	163.7	60.0
Gross Profit	108.2	41.2	109.1	40.0
Operating Expense:
Research and Development Expense	7.2	2.7	8.0	2.9
Selling and Administrative Expense	90.2	34.4	90.7	33.2
Total Operating Expense	97.4	37.1	98.7	36.2
Profit from Operations	10.8	4.1	10.4	3.8
Other Income (Expense):
Interest Income	0.8	0.3	0.7	0.3
Interest Expense	(5.0)	(1.9)	(5.7)	(2.1)
Net Foreign Currency Transaction Gain (Loss)	0.2	0.1	(0.7)	(0.3)
Other Expense, Net	(0.2)	(0.1)	(0.3)	(0.1)
Total Other Expense, Net	(4.2)	(1.6)	(6.0)	(2.2)
Profit Before Income Taxes	6.6	2.5	4.4	1.6
Income Tax Expense	1.2	0.5	1.1	0.4
Net Earnings Including Noncontrolling Interest	5.4	2.1	3.3	1.2
Net Earnings Attributable to Tennant Company	$5.4	2.1	$3.3	1.2
Net Earnings Attributable to Tennant Company per Share - Diluted	$0.29		$0.18

Net Sales
Consolidated Net Sales for the first quarter of 2019 totaled $262.5 million, a 3.8% decrease as compared to consolidated Net Sales of $272.8 million in the first quarter of 2018.
The components of the consolidated Net Sales change for the three months ended March 31, 2019 as compared to the same period in 2018 were as follows:

2019 v. 2018
Three Months Ended
March 31
Organic Net Sales	(0.8%)
Foreign Currency	(3.4%)
Acquisitions and Divestitures	0.4%
Total Net Sales	(3.8%)

The 3.8% decline in consolidated Net Sales in the first quarter of 2019 as compared to the same period in 2018 was driven by:

•
An organic sales decline of approximately 0.8%, which excludes the effects of foreign currency exchange and acquisitions and divestitures. The organic sales decline was primarily due to decreases in our EMEA strategic account and distribution channels from higher comparable sales growth in the first quarter of 2018. The organic sales decline was partially offset by modest growth in the Americas region and strong sales growth in the APAC region.

•	An unfavorable impact from foreign currency exchange of approximately 3.4%.
The following table sets forth the Net Sales by geographic area for the three months ended March 31, 2019 and 2018 and the percentage change from the prior year (in millions, except percentages):

	Three Months Ended
	March 31
	2019	2018	%
Americas	$160.8	$162.6	(1.1)
Europe, Middle East and Africa	78.1	88.8	(12.0)
Asia Pacific	23.6	21.4	10.3
Total	$262.5	$272.8	(3.8)
Americas
Net Sales in the Americas were $160.8 million for the first quarter of 2019, a decrease of 1.1% from the first quarter of 2018. An unfavorable direct impact of foreign currency exchange within the Americas impacted Net Sales by approximately 1.1% in the first quarter of 2019. In addition, the divestiture of our Waterstar business had an unfavorable impact of 0.3%. As a result, organic sales growth in the Americas favorably impacted Net Sales by approximately 0.3% due to strong sales growth in Latin America from strength in Mexico partially offset by a challenging sales comparison in North America due to strong strategic account sales in the first quarter of 2018.
Europe, Middle East and Africa
EMEA Net Sales were $78.1 million for the first quarter of 2019, a decrease of 12.0% from the first quarter of 2018. An unfavorable impact of foreign currency exchange within EMEA impacted Net Sales by approximately 7.1% in the first quarter of 2019. Organic sales declines in EMEA unfavorably impacted Net Sales by approximately 5.0% largely due to sales declines in the France, Central Europe and Middle Eastern markets due to a challenging comparable sales performance in the strategic account and distribution channels from the first quarter of 2018 and industry market softness, specifically in the United Kingdom.
Asia Pacific
APAC Net Sales were $23.6 million for the first quarter of 2019, an increase of 10.3% from the first quarter of 2018. An unfavorable direct impact of foreign currency exchange within APAC impacted Net Sales by approximately 5.0% in the first quarter of 2019. In addition, the acquisition of Gaomei favorably impacted Net Sales by 6.9%. As a result, organic sales growth in APAC favorably impacted Net Sales by approximately 8.4% primarily due to broad-based growth across the region through distributor and direct channels, with robust growth in China and Australia.

Gross Profit
Gross Profit margin of 41.2% was 120 basis points higher in the first quarter of 2019 compared to the first quarter of 2018. The increase was primarily driven by pricing actions implemented during the quarter and a favorable product mix from lower strategic account sales. The favorable items were partially offset by input costs, including tariffs and increased freight costs, as well as lower productivity from volume declines.
Operating Expense
Research & Development Expense
Research and Development ("R&D") Expense was $7.2 million, or 2.8% as a percentage of Net Sales, for the first quarter of 2019, essentially flat as a percentage of Net Sales compared to the first quarter of 2018.
We continue to invest in developing innovative products and technologies at levels necessary to propel our clear technology leadership position.
Selling & Administrative Expense
Selling and Administrative Expense ("S&A Expense") was $90.2 million, a decrease of $0.5 million compared to the first quarter of 2018. As a percentage of Net Sales, S&A Expense for the first quarter of 2019 increased 120 basis points to 34.4% from 33.2% in the first quarter of 2018, primarily due to a $4.3 million restructuring charge partially offset by $1.5 million lower integration and non-operational professional service fees compared to the first quarter of 2018. Excluding the impact of these costs, S&A Expense as a percentage of Net Sales was consistent with the first quarter of 2018, as a result of our continued balance of disciplined spending control and restructuring actions taken in prior periods.
Total Other Expense, Net
Interest Income
Interest Income was $0.8 million in the first quarter of 2019, relatively flat compared to Interest Income of $0.7 million in the first quarter of 2018.
Interest Expense
Interest Expense was $5.0 million in the first quarter of 2019 compared to Interest Expense of $5.7 million in the first quarter of 2018. The lower Interest Expense in the first quarter of 2019 compared to the same period in 2018 was primarily due to carrying a lower level of debt on our Consolidated Balance Sheets throughout the first three months of 2019 compared to the same period in 2018.
Net Foreign Currency Transaction Gains (Losses)
Net Foreign Currency Transaction Gains in the first quarter of 2019 were $0.2 million compared to Net Foreign Currency Transaction Losses of $0.7 million in the first quarter of 2018. The favorable change in the impact from foreign currency transactions in the first three months of 2019 was primarily due to the strengthening of the Canadian and Chinese currencies during the first quarter of 2019 compared to the weakening of these currencies in the same period of last year.
Other Expense, Net
Other Expense, Net was $0.2 million in the first quarter of 2019, relatively flat compared to the same period in 2018.
Income Taxes
The effective tax rate in the first quarter of 2019 was 17.7%, as compared to the effective tax rate in the first quarter of the prior year of 24.6%. The tax expense for the first quarter of 2019 included a $0.1 million tax benefit associated with $0.6 million of acquisition and integration costs and a $1.2 million tax benefit associated with a $4.3 million restructuring charge.
The tax expense for the first quarter of 2018 included a $0.3 million tax benefit associated with $1.2 million of non-operating professional services and a $0.2 million tax benefit associated with $1.0 million of acquisition and integration costs.
The decrease in the overall effective tax rate was primarily related to the mix in expected full year taxable earnings by country.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial, and that position has not changed since incurring the transition tax under the Tax Act. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the United States.

Liquidity and Capital Resources
Liquidity
Cash, Cash Equivalents and Restricted Cash totaled $46.9 million at March 31, 2019, as compared to $86.1 million as of December 31, 2018. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 1.7 as of March 31, 2019 and December 31, 2018, and our working capital was $185.2 million and $219.7 million, respectively. Our debt-to-capital ratio was 53.1% as of March 31, 2019, compared to 53.0% as of December 31, 2018.
Cash Flow From Operating Activities
Operating Activities used $11.6 million of cash for the three months ended March 31, 2019. Cash used by operating activities was driven primarily by an increase in Inventories of $20.3 million to support future sales growth and a $13.6 million decrease in Employee Compensation and Benefits liabilities. These cash outflows were partially offset by inflows from net earnings adding back non-cash items.
Operating Activities provided $5.5 million of cash for the three months ended March 31, 2018. Cash provided by operating activities was driven primarily by cash inflows from Adjusted Net Earnings of $17.8 million and an increase in Accounts Payable of $5.7 million resulting from timing of payments. These cash inflows were offset by cash outflows resulting from an increase in Inventories of $10.8 million to support future sales growth and a $4.4 million decrease in Employee Compensation and Benefits liabilities.
Cash Flow From Investing Activities
Investing activities during the three months ended March 31, 2019 used $29.6 million. We used $20.5 million for net capital expenditures, primarily for the acquisition of a new administrative building. We also used $9.0 million for the acquisition of the Gaomei businesses, net of cash acquired.
Investing activities during the three months ended March 31, 2018 used $4.3 million. We used $3.5 million for net capital expenditures. We also used $1.0 million to purchase a technology license.
Cash Flow From Financing Activities
Net cash provided by financing activities was $1.5 million during the first three months of 2019. Proceeds from the issuance of Long-Term Debt of $13.0 million were offset by payments of Short-Term and Long-Term Debt of $8.0 million and dividend payments of $4.0 million.
Net cash used in financing activities was $6.9 million during the first three months of 2018. Dividend payments used $3.8 million and the payments of Long-Term Debt used $4.0 million, partially offset by proceeds from the issuance of Common Stock of $0.8 million.
Newly Issued Accounting Guidance
In June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU improves financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Under the new guidance, the ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amendments in this ASU are effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, which is our fiscal 2020. Early application is permitted. We will adopt this ASU beginning in 2020. We are currently evaluating the impact of this amended guidance on our consolidated financial statements and related disclosures.
Cautionary Statement Relevant to Forward-Looking Information
This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: our ability to effectively develop or manage strategic planning and growth processes; our ability to successfully upgrade and evolve our information technology systems; fluctuations in the cost, quality, or availability of raw materials and purchased components; geopolitical and economic uncertainty throughout the world; our ability to attract, retain and develop key personnel and create effective succession planning strategies; our ability to develop and commercialize new innovative products and services; our ability to integrate acquisitions; the competition in our business; our ability to successfully protect our information technology systems from cyber security risks; the potential disruption of our business from actions of activist investors or others; the occurrence of a significant business interruption; our ability to comply with laws and regulations; unforeseen product liability claims or product quality issues; our ability to generate sufficient cash to satisfy our debt obligations; and the relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of this Form 10-Q.
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
There have been no material changes in our market risk since December 31, 2018. For additional information, refer to Item 7A of our 2018 annual report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes to our risk factors since the filing of that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 392,263 shares remaining under our prior repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of March 31, 2019, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock requiring that, after giving effect to such payments, no default exists or would result from such payment. Additionally, cash dividends are restricted to $5.0 million per quarter and approved levels of other restricted payments range from $50.0 million to unlimited based on our net leverage ratio (not taking into account any acquisition holiday) after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.

For the Quarter Ended March 31, 2019	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2019	1,576	$56.37	—	1,392,892
February 1 - 28, 2019	4,621	63.57	—	1,392,892
March 1 - 31, 2019	1,384	62.73	629	1,392,263
Total	7,581	$61.92	629	1,392,263

(1)
Includes 6,952 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings for the three months ended March 31, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Equity; and (vi) Notes to the Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	April 30, 2019	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	April 30, 2019	/s/ Keith A. Woodward
Keith A. Woodward Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)