Form 10-Q
period 2019-06-30
TENNANT CO
filed 2019-08-01
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Zip Code)
(763) 540-1200
(Registrant’s telephone number, including area code)
______________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.375 per share	TNC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

As of July 19, 2019, there were 18,205,520 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except shares and per share data)	June 30		June 30
	2019	2018	2019	2018
Net Sales	$299.7	$292.2	$562.1	$565.0
Cost of Sales	178.9	175.0	333.1	338.7
Gross Profit	120.8	117.2	229.0	226.3

Operating Expense:
Research and Development Expense	8.4	7.9	15.6	15.9
Selling and Administrative Expense	92.5	90.3	182.7	181.0
Total Operating Expense	100.9	98.2	198.3	196.9
Profit from Operations	19.9	19.0	30.7	29.4

Other Income (Expense):
Interest Income	0.9	0.9	1.7	1.7
Interest Expense	(5.4)	(6.0)	(10.5)	(11.8)
Net Foreign Currency Transaction Losses	(0.2)	(0.3)	—	(1.1)
Other Income (Expense), Net	1.4	(0.5)	1.3	(0.7)
Total Other Expense, Net	(3.3)	(5.9)	(7.5)	(11.9)

Profit Before Income Taxes	16.6	13.1	23.2	17.5
Income Tax Expense	1.8	0.4	3.0	1.4
Net Earnings Including Noncontrolling Interest	$14.8	$12.7	$20.2	$16.1
Net Earnings Attributable to Noncontrolling Interest	$—	$—	$—	$0.1
Net Earnings Attributable to Tennant Company	$14.8	$12.7	$20.2	$16.0

Net Earnings Attributable to Tennant Company per Share:
Basic	$0.82	$0.71	$1.12	$0.90
Diluted	$0.81	$0.69	$1.10	$0.88

Weighted Average Shares Outstanding:
Basic	18,082,492	17,943,450	18,062,591	17,867,641
Diluted	18,394,865	18,371,538	18,367,384	18,303,960

Cash Dividend Declared per Common Share	$0.22	$0.21	$0.44	$0.42

See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 30		June 30
	2019	2018	2019	2018
Net Earnings Including Noncontrolling Interest	$14.8	$12.7	$20.2	$16.1
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1.3	(19.5)	(0.9)	(11.1)
Pension and retiree medical benefits	—	—	—	0.1
Cash flow hedge	1.3	1.4	2.7	(1.3)
Income Taxes:
Foreign currency translation adjustments	0.1	0.3	—	0.2
Pension and retiree medical benefits	—	—	—	(0.2)
Cash flow hedge	(0.3)	(0.3)	(0.7)	(0.8)
Total Other Comprehensive Income (Loss), net of tax	2.4	(18.1)	1.1	(13.1)

Total Comprehensive Income (Loss) Including Noncontrolling Interest	17.2	(5.4)	21.3	3.0
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	—	0.1
Comprehensive Income (Loss) Attributable to Tennant Company	$17.2	$(5.4)	$21.3	$2.9
See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In millions, except shares and per share data)	2019	2018
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$55.4	$86.1
Receivables:
Trade, less Allowances of $3.0 and $2.5, respectively	222.1	208.0
Other	9.9	8.2
Net Receivables	232.0	216.2
Inventories	159.5	135.1
Prepaid and Other Current Assets	32.5	31.2
Total Current Assets	479.4	468.6
Property, Plant and Equipment	414.0	386.6
Accumulated Depreciation	(240.7)	(223.2)
Property, Plant and Equipment, Net	173.3	163.4
Operating Lease Assets	45.4	—
Goodwill	193.3	182.7
Intangible Assets, Net	150.1	146.5
Other Assets	29.3	31.3
Total Assets	$1,070.8	$992.5
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$8.3	$27.0
Accounts Payable	98.7	98.4
Employee Compensation and Benefits	50.2	56.1
Other Current Liabilities	102.5	67.4
Total Current Liabilities	259.7	248.9
Long-Term Liabilities:
Long-Term Debt	346.1	328.1
Long-Term Operating Lease Liabilities	29.1	—
Employee-Related Benefits	20.6	21.1
Deferred Income Taxes	45.5	46.0
Other Liabilities	34.6	32.1
Total Long-Term Liabilities	475.9	427.3
Total Liabilities	735.6	676.2
Commitments and Contingencies (Note 14)
Equity:
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,192,486 and 18,125,201 shares issued and outstanding, respectively	6.8	6.8
Additional Paid-In Capital	34.5	28.5
Retained Earnings	328.5	316.3
Accumulated Other Comprehensive Loss	(36.1)	(37.2)
Total Tennant Company Shareholders' Equity	333.7	314.4
Noncontrolling Interest	1.5	1.9
Total Equity	335.2	316.3
Total Liabilities and Total Equity	$1,070.8	$992.5
See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In millions)	June 30
	2019	2018
OPERATING ACTIVITIES
Net Earnings Including Noncontrolling Interest	$20.2	$16.1
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	15.9	16.3
Amortization of Intangible Assets	11.5	11.7
Amortization of Debt Issuance Costs	0.6	1.3
Fair Value Step-Up Adjustment to Acquired Inventory	0.9	—
Deferred Income Taxes	(4.2)	(7.9)
Share-Based Compensation Expense	5.0	4.1
Allowance for Doubtful Accounts and Returns	0.9	0.9
Acquisition Contingent Consideration Adjustment	2.0	—
Note Receivable Write-down	2.7	—
Other, Net	0.1	0.3
Changes in Operating Assets and Liabilities, Net of Assets Acquired:
Receivables, Net	(16.3)	(6.8)
Inventories	(23.1)	(17.0)
Accounts Payable	0.5	9.8
Employee Compensation and Benefits	(4.4)	3.7
Other Current Liabilities	(2.1)	(4.3)
Other Assets and Liabilities	0.7	(2.2)
Net Cash Provided by Operating Activities	10.9	26.0
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(25.4)	(7.7)
Proceeds from Disposals of Property, Plant and Equipment	—	0.1
Proceeds from Principal Payments Received on Long-Term Note Receivable	0.1	0.7
Acquisition of Businesses, Net of Cash, Cash Equivalents and Restricted Cash Acquired	(8.9)	—
Purchase of Intangible Assets	(0.4)	(1.2)
Net Cash Used in Investing Activities	(34.6)	(8.1)
FINANCING ACTIVITIES
Proceeds from Credit Facility Borrowings	25.0	—
Repayments of Debt	(25.9)	(18.1)
Change in Finance Lease Obligations	(0.1)	0.1
Proceeds from Issuance of Common Stock	1.2	3.7
Purchase of Noncontrolling Owner Interest	(0.5)	—
Dividends Paid	(8.0)	(7.6)
Net Cash Used in Financing Activities	(8.3)	(21.9)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1.3	(0.6)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(30.7)	(4.6)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	86.1	59.0
Cash, Cash Equivalents and Restricted Cash at End of Period	$55.4	$54.4

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$5.6	$5.7
Cash Paid for Interest	$14.8	$10.2
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$1.1	$1.4
See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	18,125,201	$6.8	$28.5	$316.3	$(37.2)	$314.4	$1.9	$316.3
Net Earnings		—	—	5.4	—	5.4	—	5.4
Other Comprehensive Loss		—	—	—	(1.3)	(1.3)	—	(1.3)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 6,952 shares	35,338	—	0.2	—	—	0.2	—	0.2
Share-Based Compensation		—	3.3	—	—	3.3	—	3.3
Dividends paid $0.22 per Common Share		—	—	(4.0)	—	(4.0)	—	(4.0)
Recognition of Noncontrolling Interests		—	—	—	—	—	0.3	0.3
Balance, March 31, 2019	18,160,539	$6.8	$32.0	$317.7	$(38.5)	$318.0	$2.2	$320.2
Net Earnings		—	—	14.8	—	14.8	—	14.8
Other Comprehensive Income		—	—	—	2.4	2.4	—	2.4
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 3,310 shares	31,947	—	0.3	—	—	0.3	—	0.3
Share-Based Compensation		—	1.7	—	—	1.7	—	1.7
Dividends paid $0.22 per Common Share		—	—	(4.0)	—	(4.0)	—	(4.0)
Recognition of Noncontrolling Interests		—	—	—	—	—	(0.3)	(0.3)
Purchase of Noncontrolling Owner Interest		—	0.5	—	—	0.5	(0.5)	—
Other		—	—	—	—	—	0.1	0.1
Balance, June 30, 2019	18,192,486	$6.8	$34.5	$328.5	$(36.1)	$333.7	$1.5	$335.2

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	17,881,177	$6.7	$15.1	$297.0	$(22.3)	$296.5	$2.0	$298.5
Net Earnings		—	—	3.3	—	3.3	—	3.3
Other Comprehensive Income		—	—	—	5.1	5.1	—	5.1
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 4,151 shares	29,263	—	0.5	—	—	0.5	—	0.5
Share-Based Compensation		—	2.7	—	—	2.7	—	2.7
Dividends paid $0.21 per Common Share		—	—	(3.8)	—	(3.8)	—	(3.8)
Recognition of Noncontrolling Interests		—	—	—	—	—	(0.1)	(0.1)
Adjustments to Beginning Retained Earnings		—	—	1.2	—	1.2	—	1.2
Balance, March 31, 2018	17,910,440	$6.7	$18.3	$297.7	$(17.2)	$305.5	$1.9	$307.4
Net Earnings		—	—	12.7	—	12.7	—	12.7
Other Comprehensive Loss		—	—	—	(18.2)	(18.2)	—	(18.2)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 3,360 shares	163,273	0.1	2.6	—	—	2.7	—	2.7
Share-Based Compensation		—	1.4	—	—	1.4	—	1.4
Dividends paid $0.21 per Common Share		—	—	(3.8)	—	(3.8)	—	(3.8)
Balance, June 30, 2018	18,073,713	$6.8	$22.3	$306.6	$(35.4)	$300.3	$1.9	$302.2
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
Reclassification – We reclassified $6.6 million of payroll tax accruals from Other Current Liabilities to Employee Compensation and Benefits in the Consolidated Balance Sheet at December 31, 2018 to conform to the current year presentation. This reclassification is also reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and the respective prior year financial statements in Note 19.
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
Derivatives and Hedging
On January 1, 2019, we adopted ASU No. 2017-12, Derivatives and Hedging, and all the related amendments to Accounting Standards Codification Topic 815 which aligns hedge accounting with risk management activities and simplifies the requirements to qualify for hedge accounting. Adoption did not have a material impact on our financial statements. We continue to assess opportunities enabled by the new standard to expand our risk management strategies.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the three and six months ended June 30, 2019 and 2018:
Net Sales by geographic area

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Americas	$189.5	$178.8	$350.3	$341.4
Europe, Middle East and Africa	80.9	87.4	158.9	176.2
Asia Pacific	29.3	26.0	52.9	47.4
Total	$299.7	$292.2	$562.1	$565.0
Net Sales are attributed to each geographic area based on the end user country and are net of intercompany sales.
Net Sales by groups of similar products and services

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Equipment	$188.4	$192.1	$349.9	$364.1
Parts and Consumables	63.2	57.4	119.0	114.9
Specialty Surface Coatings	7.1	7.8	13.3	14.3
Service and Other	41.0	34.9	79.9	71.7
Total	$299.7	$292.2	$562.1	$565.0
Net Sales by sales channel

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Sales Direct to Consumer	$201.4	$187.5	$373.8	$366.2
Sales to Distributors	98.3	104.7	188.3	198.8
Total	$299.7	$292.2	$562.1	$565.0

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

The change in our sales incentive accrual balance for the six months ended June 30, 2019 and 2018 was as follows:

	Six Months Ended
	June 30
	2019	2018
Beginning balance	$16.7	$13.5
Additions to sales incentive accrual	14.6	14.9
Contract payments	(19.4)	(16.8)
Foreign currency fluctuations	0.1	(0.2)
Ending balance	$12.0	$11.4

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

The change in the deferred revenue balance for the six months ended June 30, 2019 and 2018 was as follows:

	Six Months Ended
	June 30
	2019	2018
Beginning balance	$8.5	$7.8
Increase in deferred revenue representing our obligation to satisfy future performance obligations	5.9	7.5
Deferred revenue addition from the acquisition of Gaomei	1.4	—
Decrease in deferred revenue for amounts recognized in Net Sales for satisfied performance obligations	(5.9)	(7.0)
Foreign currency fluctuations	—	(0.1)
Ending balance	$9.9	$8.2

At June 30, 2019, $6.1 million and $3.8 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets. Of this, we expect to recognize the following approximate amounts in Net Sales in the following periods:

Remaining 2019	$4.8
2020	2.4
2021	1.6
2022	0.8
2023	0.3
Thereafter	—
Total	$9.9

At December 31, 2018, $5.0 million and $3.5 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets.

4.	Management Actions
Restructuring Actions
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

A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
December 31, 2017 balance	$3.4
2018 charges and utilization:
New charges	1.0
Cash payments	(2.1)
Foreign currency adjustments	(0.1)
December 31, 2018 balance	$2.2
2019 charges and utilization:
New charges	4.3
Cash payments	(0.7)
June 30, 2019 balance	$5.8

Other Actions
During the second quarter of 2019, we recorded a $2.7 million write-down of a note receivable related the divestiture of the Green Machine business to adjust the balance to net realizable value. This write-down was recorded in Selling and Administrative Expenses.
During the second quarter of 2019, we made the decision to discontinue the Green Machine and Orbio product lines. We established an inventory reserve and recorded a $2.4 million charge in Cost of Sales to reflect our estimate of inventory that will not be sold.

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
The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

ASSETS
Current Assets	$7.7
Intangible Assets Subject to Amortization:
Trade Name	1.8
Customer Lists	13.8
Other Assets	1.4
Total Identifiable Assets Acquired	24.7
LIABILITIES
Current Liabilities	(5.3)
Long-Term Liabilities	(3.8)
Total Identifiable Liabilities Assumed	(9.1)
Goodwill	11.5
Total Purchase Price	$27.1

The fair value measurements were final at June 30, 2019, with the exception of the fair value of inventory, goodwill, intangible assets, certain current liabilities, income taxes payable, deferred income taxes, and uncertain tax positions.

The total purchase price includes the following:

•	$11.3 million was paid during the first quarter of 2019 upon close of the transaction;

•	$11.3 million which will be paid in January 2020; and

•
The remaining purchase price of $4.5 million represents the estimated fair value of contingent consideration at the acquisition date. The payment is based on a probability-weighted scenario analysis of achieving certain levels of gross profit growth over a three year period. Consideration of $0.0 million to $42.4 million will be paid in March 2021 if the gross profit growth targets are met. As of June 30, 2019, the contingent consideration had a fair value of $6.6 million.

None of the goodwill is expected to be deductible for income tax purposes. The expected lives of the acquired amortizable intangible assets range from 10 years to 15 years and are being amortized on a straight-line basis.

6.	Inventories
Inventories are valued at the lower of cost or market. Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Inventories carried at LIFO:
Finished goods	$52.7	$48.6
Raw materials, production parts and work-in-process	33.2	28.6
Excess of FIFO over LIFO cost(a)	(31.4)	(31.2)
Total LIFO inventories	54.5	46.0
Inventories carried at FIFO:
Finished goods	63.1	53.5
Raw materials, production parts and work-in-process	41.9	35.6
Total FIFO inventories	105.0	89.1
Total inventories	$159.5	$135.1

(a)
Inventories of $54.5 million as of June 30, 2019, and $46.0 million as of December 31, 2018, were valued at LIFO. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

7.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the six months ended June 30, 2019 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2018	$221.7	$(39.0)	$182.7
Additions	11.5	—	11.5
Foreign currency fluctuations	(1.2)	0.3	(0.9)
Balance as of June 30, 2019	$232.0	$(38.7)	$193.3

The balances of acquired Intangible Assets, excluding Goodwill, as of June 30, 2019 and December 31, 2018, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of June 30, 2019
Original cost	$156.2	$32.2	$17.3	$205.7
Accumulated amortization	(42.1)	(6.8)	(6.7)	(55.6)
Carrying value	$114.1	$25.4	$10.6	$150.1
Weighted average original life (in years)	14	11	11
Balance as of December 31, 2018
Original cost	$143.0	$30.6	$17.4	$191.0
Accumulated amortization	(33.7)	(5.3)	(5.5)	(44.5)
Carrying value	$109.3	$25.3	$11.9	$146.5
Weighted average original life (in years)	15	10	10

The additions to Goodwill recorded during the first six months of 2019 were related to our acquisition of Gaomei, as described further in Note 5.
As part of our acquisition of Gaomei, we acquired trade names and a customer list with a combined preliminary fair value of $15.6 million. Further details regarding the preliminary purchase price allocation of Gaomei are described in Note 5.
Amortization expense on Intangible Assets for the three and six months ended June 30, 2019 was $5.8 million and $11.5 million, respectively. Amortization expense on Intangible Assets for the three and six months ended June 30, 2018 was $5.8 million and $11.7 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2019	$11.1
2020	20.8
2021	19.2
2022	17.1
2023	15.5
Thereafter	66.4
Total	$150.1

8.	Debt
Financial Covenants
The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the company’s ability to incur indebtedness and liens and merge or consolidate with another entity. The 2017 Credit Agreement also contains financial covenants requiring us to maintain a net leverage ratio of consolidated net indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.00 to 1, as well as requiring us to maintain an interest coverage ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the quarter ended June 30, 2019. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net leverage ratio of consolidated senior secured net indebtedness to consolidated Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. In connection with the closing of the Gaomei acquisition, we elected an acquisition holiday as provided for under the 2017 Credit Agreement, which increased the net leverage ratio from 4.00 to 1 to 4.50 to 1 and the senior secured net leverage ratio from 3.50 to 1 to 4.00 to 1 during each quarter of 2019. We were in compliance with our financial covenants at June 30, 2019.
Debt Outstanding
Debt outstanding at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Bank Borrowings	$—	$3.9
Senior Unsecured Notes	300.0	300.0
Credit Facility Borrowings	56.0	53.0
Secured Borrowings	2.2	2.4
Finance Lease Liabilities	0.4	0.5
Unamortized Debt Issuance Costs	(4.2)	(4.7)
Total Debt	354.4	355.1
Less: Current Portion of Long-Term Debt(a)	(8.3)	(27.0)
Long-Term Debt	$346.1	$328.1

(a)
Current portion of long-term debt includes a $7.0 million anticipated repayment on Credit Facility Borrowings under our 2017 Credit Agreement, $1.1 million of current maturities of secured borrowings and $0.2 million of current maturities of finance lease liabilities.

As of June 30, 2019, we had outstanding borrowings under our Senior Unsecured Notes of $300.0 million. In addition, we had outstanding borrowings of $56.0 million under our revolving facility and had letters of credit and bank guarantees outstanding in the amount of $3.3 million, leaving approximately $140.7 million of unused borrowing capacity on our revolving facility. Although we are not required to make a minimum principal payment during the next 12 months, we have both the intent and the ability to pay an additional $7.0 million on our credit facility borrowings during the next year. As such, we have classified $7.0 million as current maturities of long-term debt. Commitment fees on unused lines of credit for the six months ended June 30, 2019 were $0.3 million. The overall weighted average cost of debt is approximately 5.4% and net of a related cross-currency swap instrument is approximately 4.5%. Further details regarding the cross-currency swap instrument are discussed in Note 10.

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
The changes in warranty reserves for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended
	June 30
	2019	2018
Beginning balance	$13.1	$12.7
Additions charged to expense	5.4	7.2
Foreign currency fluctuations	0.1	(0.1)
Claims paid	(5.9)	(6.5)
Ending balance	$12.7	$13.3

10.	Derivatives
Hedge Accounting and Hedging Programs
We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
We evaluate hedge effectiveness on our hedges that are designated and qualify for hedge accounting at the inception of the hedge prospectively, as well as retrospectively, and record any ineffective portion of the hedging instruments along with the time value of purchased contracts in the same line item of the income statement as the item being hedged on our Consolidated Statements of Operations. In prior years, ineffective portions of hedging instruments and time value of purchased contracts were recorded in Net Foreign Currency Transaction Losses on our Consolidated Statements of Earnings.
Our hedging policy establishes maximum limits for each counterparty to mitigate any concentration of risk.
Balance Sheet Hedging
Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction Losses in our Consolidated Statements of Earnings. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At June 30, 2019 and December 31, 2018, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $47.4 million and $63.4 million, respectively.
Cash Flow Hedging
Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $2.6 million as of June 30, 2019 and none as of December 31, 2018. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $10.3 million and $8.4 million as of June 30, 2019 and December 31, 2018, respectively.
Foreign Currency Derivatives
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. We entered into Euro to U.S. dollar foreign exchange cross-currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as cash flow hedges. The hedged cash flows as of June 30, 2019 and December 31, 2018 included €170.4 million and €174.0 million of total notional values, respectively. As of June 30, 2019, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €20.4 million. The scheduled maturity and principal payment of the loan and related swaps of €150.0 million are due in April 2022. There were no new cross-currency swaps designated as cash flow hedges as of June 30, 2019.
The fair value of derivative instruments on our Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	June 30, 2019	December 31, 2018	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign currency option contracts	Other Current Assets	$—	$0.2	Other Current Liabilities	$—	$—
Foreign currency option contracts	Other Assets	—	—	Other Liabilities	—	—
Foreign currency forward contracts	Other Current Assets	2.4	2.3	Other Current Liabilities	—	—
Foreign currency forward contracts	Other Assets	—	—	Other Liabilities	16.8	20.7
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other Current Assets	0.6	0.2	Other Current Liabilities	0.6	—
Foreign currency forward contracts	Other Assets	$—	$—	Other Liabilities	$—	$—

As of June 30, 2019, we anticipate reclassifying approximately $2.3 million of gains from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.
The following tables include the amounts in the Consolidated Statements of Earnings in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2019		2018		2019		2018
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net Sales	$299.7	$—	$292.2	$(0.8)	$562.1	$—	$565.0	$(0.1)
Interest Income	0.9	0.7	0.9	0.6	1.7	1.4	1.7	1.1
Net Foreign Currency Transaction (Losses) Gains	(0.2)	(2.1)	(0.3)	10.3	—	1.0	(1.1)	5.2

The effect of foreign currency derivative instruments designated as hedges and of foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Earnings for the three and six months ended June 30, 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in Other Comprehensive (Loss) Income, net of tax(a)	$(0.1)	$—	$(0.2)	$4.1
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	0.6	—	1.1
Net (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction (Gain) Loss	—	(1.6)	—	0.8
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(b)	$—	$(0.6)	$—	$(0.8)
The effect of foreign currency derivative instruments designated as hedges and of foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Earnings for the three and six months ended June 30, 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain recognized in Other Comprehensive (Loss) Income, net of tax(a)	$—	$9.4	$—	$3.7
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	—	—	(0.1)	—
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	0.5	—	0.9
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction Losses	—	7.9	—	4.0
Derivatives not designated as hedging instruments:
Net gain recognized in earnings(b)	$—	$3.2	$—	$1.8

(a)	Net change in the fair value of the effective portion classified in Other Comprehensive (Loss) Income.

(b)	Classified in Net Foreign Currency Transaction Losses.

11.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at June 30, 2019 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$7.1	$—	$7.1	$—
Total Assets	$7.1	$—	$7.1	$—
Liabilities:
Foreign currency forward exchange contracts	$21.5	$—	$21.5	$—
Contingent consideration	6.6	—	—	6.6
Total Liabilities	$28.1	$—	$21.5	$6.6

Our population of assets and liabilities subject to fair value measurements at December 31, 2018 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$7.2	$—	$7.2	$—
Foreign currency option contracts	0.2	—	0.2	—
Total Assets	$7.4	$—	$7.4	$—
Liabilities:
Foreign currency forward exchange contracts	$25.4	$—	$25.4	$—
Total Liabilities	$25.4	$—	$25.4	$—

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
Our defined benefit pension plans and postretirement medical plan are described in Note 15 of our annual report on Form 10-K for the year ended December 31, 2018. We have contributed $0.1 million and $0.2 million during the second quarter of 2019 and $0.2 million and $0.4 million during the first six months of 2019 to our pension plans and postretirement medical plan, respectively. We contributed less than $0.1 million and $0.3 million during the second quarter of 2018 and $0.2 million and $0.6 million during the first six months of 2018 to our pension plans and postretirement medical plan, respectively.
Net benefit costs for the three and six months ended June 30, 2019 and 2018 were not material.

13.	Leases
We lease facilities, vehicles and equipment under the operating lease agreements, which include both monthly and longer-term arrangements.
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of June 30, 2019, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $13.7 million, of which we have guaranteed $8.5 million. As of June 30, 2019, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $0.3 million for certain vehicles within our fleet.
The lease assets and liabilities as of June 30, 2019 are as follows:

		June 30,
Leases	Classification	2019
Assets
Operating lease assets	Operating Lease Assets	$45.4
Finance lease assets	Property, Plant and Equipment(a)	0.4
Total leased assets		$45.8
Liabilities
Current
Operating	Other Current Liabilities	$17.2
Finance	Current Portion of Long-term Debt	0.2
Noncurrent
Operating	Long-term Operating Lease Liabilities	29.1
Finance	Long-term Debt	0.2
Total lease liabilities		$46.7
(a)    Finance lease assets are recorded net of accumulated amortization of $0.5 million as of June 30, 2019.

The lease cost for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
Lease Cost	2019		2018	2019		2018
Operating lease cost	$5.7	(a)	$5.3	$11.3	(a)	$10.7
Finance lease cost(b)	0.1		—	0.2		—
Net lease cost	$5.8		$5.3	$11.5		$10.7

(a)
Includes short-term lease costs of $0.8 million and $1.4 million for the three and six months ended June 30, 2019, respectively, and variable lease costs of $1.0 million and $1.6 million for the three and six months ended June 30, 2019, respectively.

(b)     Includes amortization of leased assets and interest on lease liabilities.

The maturity of lease liabilities at June 30, 2019 was as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
Remaining 2019	$10.1	$0.1	$10.2
2020	14.9	0.2	15.1
2021	9.8	0.1	9.9
2022	5.8	—	5.8
2023	4.4	—	4.4
Thereafter	4.8	—	4.8
Total lease payments	$49.8	$0.4	$50.2
Less: Interest	(3.5)	—	(3.5)
Present value of lease liabilities	$46.3	$0.4	$46.7

The minimum rentals for aggregate lease commitments as of December 31, 2018 were as follows:

2019	$15.2
2020	9.0
2021	5.5
2022	3.6
2023	2.6
Thereafter	4.2
Total	$40.1

The lease term and discount rate at June 30, 2019 were as follows:

June 30,
Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)
Operating leases	3.8
Finance leases	1.7
Weighted-average discount rate
Operating leases	3.5%
Finance leases	2.5%

Other information related to cash paid related to lease liabilities and lease assets obtained for the six months ended June 30, 2019 was as follows:

Six Months Ended
June 30,
Other Information	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—
Operating cash flows from operating leases	11.3
Financing cash flows from finance leases	0.2
Lease assets obtained in exchange for new finance lease liabilities	0.1
Lease assets obtained in exchange for new operating lease liabilities	12.7

14.	Commitments and Contingencies
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

15.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Consolidated Balance Sheets, are as follows:

	June 30, 2019	December 31, 2018
Foreign currency translation adjustments	$(32.8)	$(31.9)
Pension and retiree medical benefits	(0.3)	(0.3)
Cash flow hedge	(3.0)	(5.0)
Total Accumulated Other Comprehensive Loss	$(36.1)	$(37.2)

The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedge	Total
December 31, 2018	$(31.9)	$(0.3)	$(5.0)	$(37.2)
Other comprehensive (loss) income before reclassifications	(0.9)	—	3.9	3.0
Amounts reclassified from Accumulated Other Comprehensive Loss	—	—	(1.9)	(1.9)
Net current period other comprehensive loss	(0.9)	—	2.0	1.1
June 30, 2019	$(32.8)	$(0.3)	$(3.0)	$(36.1)

16.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2015 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2014.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $5.5 million for unrecognized tax benefits as of June 30, 2019, there was approximately $0.5 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2019 was $5.4 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.

We are currently undergoing income tax examinations in various state and foreign jurisdictions covering 2014 to 2017. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

17.	Share-Based Compensation
Our share-based compensation plans are described in Note 19 of our annual report on Form 10-K for the year ended December 31, 2018. During the three months ended June 30, 2019 and 2018, we recognized total Share-Based Compensation Expense of $1.7 million and $1.4 million, respectively. During the six months ended June 30, 2019 and 2018, we recognized total Share-Based Compensation Expense of $5.0 million and $4.1 million, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the six months ended June 30, 2019 and 2018 was $0.2 million and $1.8 million, respectively.
During the first six months of 2019, we issued 16,211 restricted shares. The weighted average grant date fair value of each share awarded was $63.65. Restricted share awards generally have a three years vesting period from the effective date of the grant. The total fair value of shares vested during the six months ended June 30, 2019 and 2018 was $1.0 million and $0.9 million, respectively.

18.	Earnings Attributable to Tennant Company Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Numerator:
Net Earnings Attributable to Tennant Company	$14.8	$12.7	$20.2	$16.0
Denominator:
Basic - Weighted Average Shares Outstanding	18,082,492	17,943,450	18,062,591	17,867,641
Effect of dilutive securities:
Share-based compensation plans	312,373	428,088	304,793	436,319
Diluted - Weighted Average Shares Outstanding	18,394,865	18,371,538	18,367,384	18,303,960
Basic Earnings per Share	$0.82	$0.71	$1.12	$0.90
Diluted Earnings per Share	$0.81	$0.69	$1.10	$0.88

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 688,545 and 186,833 shares of common stock during the three months ended June 30, 2019 and 2018, respectively. Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 664,311 and 311,907 shares of common stock during the six months ended June 30, 2019 and 2018, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

19.	Separate Financial Information of Guarantor Subsidiaries
The following condensed consolidated guarantor financial information is presented to comply with the requirements of Rule 3-10 of Regulation S-X.
In 2017, we issued and sold $300.0 million in aggregate principal amount of our 5.625% Senior Notes due 2025 (the "Notes"), pursuant to an Indenture, dated as of April 18, 2017, among the company, the Guarantors (as defined below), and Wells Fargo Bank, National Association, a national banking association, as trustee. The Notes are unconditionally and jointly and severally guaranteed by Tennant Coatings, Inc. and Tennant Sales and Service Company (collectively, the "Guarantors"), which are wholly owned subsidiaries of the company.
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
The following condensed consolidated financial information presents the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Comprehensive Income for each of the three and six months ended June 30, 2019 and June 30, 2018, the related Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, and the related Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018, of Tennant Company ("Parent"), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and elimination entries necessary to consolidate the Parent with the Guarantor and Non-Guarantor Subsidiaries. The following condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the company and notes thereto of which this note is an integral part.

Condensed Consolidated Statement of Earnings
For the three months ended June 30, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$141.0	$175.0	$147.8	$(164.1)	$299.7
Cost of Sales	92.5	148.1	101.0	(162.7)	178.9
Gross Profit	48.5	26.9	46.8	(1.4)	120.8

Operating Expense:
Research and Development Expense	6.8	0.3	1.3	—	8.4
Selling and Administrative Expense	27.6	19.6	45.3	—	92.5
Total Operating Expense	34.4	19.9	46.6	—	100.9
Profit from Operations	14.1	7.0	0.2	(1.4)	19.9

Other Income (Expense):
Equity in Earnings of Affiliates	4.4	0.6	0.9	(5.9)	—
Interest (Expense) Income, Net	(4.5)	—	—	—	(4.5)
Intercompany Interest Income (Expense)	3.3	(1.4)	(1.9)	—	—
Net Foreign Currency Transaction Gains (Losses)	0.2	—	(0.4)	—	(0.2)
Other Expense, Net	(0.9)	(0.3)	2.7	(0.1)	1.4
Total Other Expense, Net	2.5	(1.1)	1.3	(6.0)	(3.3)

Profit Before Income Taxes	16.6	5.9	1.5	(7.4)	16.6
Income Tax Expense (Benefit)	1.8	1.9	(1.2)	(0.7)	1.8
Net Earnings Including Noncontrolling Interest	14.8	4.0	2.7	(6.7)	14.8
Net Earnings Attributable to Tennant Company	$14.8	$4.0	$2.7	$(6.7)	$14.8

Condensed Consolidated Statement of Earnings
For the six months ended June 30, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$257.5	$323.3	$281.1	$(299.8)	$562.1
Cost of Sales	168.9	271.0	189.8	(296.6)	333.1
Gross Profit	88.6	52.3	91.3	(3.2)	229.0

Operating Expense:
Research and Development Expense	12.4	0.5	2.7	—	15.6
Selling and Administrative Expense	54.9	38.6	89.2	—	182.7
Total Operating Expense	67.3	39.1	91.9	—	198.3
Profit from Operations	21.3	13.2	(0.6)	(3.2)	30.7

Other Income (Expense):
Equity in Earnings of Affiliates	4.7	1.4	2.3	(8.4)	—
Interest (Expense) Income, Net	(8.8)	—	—	—	(8.8)
Intercompany Interest Income (Expense)	6.9	(2.8)	(4.1)	—	—
Net Foreign Currency Transaction Gains (Losses)	0.2	—	(0.2)	—	—
Other Expense, Net	(1.1)	(0.7)	3.2	(0.1)	1.3
Total Other Expense, Net	1.9	(2.1)	1.2	(8.5)	(7.5)

Profit Before Income Taxes	23.2	11.1	0.6	(11.7)	23.2
Income Tax Expense (Benefit)	3.0	3.0	(0.2)	(2.8)	3.0
Net Earnings Including Noncontrolling Interest	20.2	8.1	0.8	(8.9)	20.2
Net Earnings Attributable to Tennant Company	$20.2	$8.1	$0.8	$(8.9)	$20.2

Condensed Consolidated Statement of Earnings
For the three months ended June 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$126.3	$163.9	$151.1	$(149.1)	$292.2
Cost of Sales	85.1	137.2	101.8	(149.1)	175.0
Gross Profit	41.2	26.7	49.3	—	117.2

Operating Expense:
Research and Development Expense	6.4	0.4	1.1	—	7.9
Selling and Administrative Expense	28.6	19.3	42.4	—	90.3
Total Operating Expense	35.0	19.7	43.5	—	98.2
Profit from Operations	6.2	7.0	5.8	—	19.0

Other Income (Expense):
Equity in Earnings of Affiliates	10.0	0.6	1.4	(12.0)	—
Interest (Expense) Income, Net	(5.4)	—	0.3	—	(5.1)
Intercompany Interest Income (Expense)	3.6	(1.4)	(2.2)	—	—
Net Foreign Currency Transaction (Losses) Gains	(0.6)	—	0.3	—	(0.3)
Other (Expense) Income, Net	(0.7)	(0.6)	0.8	—	(0.5)
Total Other Income (Expense), Net	6.9	(1.4)	0.6	(12.0)	(5.9)

Profit Before Income Taxes	13.1	5.6	6.4	(12.0)	13.1
Income Tax Expense (Benefit)	0.4	1.4	—	(1.4)	0.4
Net Earnings Including Noncontrolling Interest	12.7	4.2	6.4	(10.6)	12.7
Net Earnings Attributable to Tennant Company	$12.7	$4.2	$6.4	$(10.6)	$12.7

Condensed Consolidated Statement of Earnings
For the six months ended June 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$240.0	$312.3	$291.5	$(278.8)	$565.0
Cost of Sales	162.3	260.3	193.6	(277.5)	338.7
Gross Profit	77.7	52.0	97.9	(1.3)	226.3

Operating Expense:
Research and Development Expense	12.5	0.6	2.8	—	15.9
Selling and Administrative Expense	57.7	39.0	84.3	—	181.0
Total Operating Expense	70.2	39.6	87.1	—	196.9
Profit from Operations	7.5	12.4	10.8	(1.3)	29.4

Other Income (Expense):
Equity in Earnings of Affiliates	14.4	1.1	4.0	(19.5)	—
Interest (Expense) Income, Net	(10.5)	—	0.4	—	(10.1)
Intercompany Interest Income (Expense)	7.3	(2.8)	(4.5)	—	—
Net Foreign Currency Transaction (Losses) Gains	(0.3)	—	(0.8)	—	(1.1)
Other (Expense) Income, Net	(0.9)	(1.2)	1.5	(0.1)	(0.7)
Total Other Income (Expense), Net	10.0	(2.9)	0.6	(19.6)	(11.9)

Profit Before Income Taxes	17.5	9.5	11.4	(20.9)	17.5
Income Tax Expense	1.4	2.3	1.6	(3.9)	1.4
Net Earnings Including Noncontrolling Interest	16.1	7.2	9.8	(17.0)	16.1
Net Earnings Attributable to Noncontrolling Interest	$0.1	$—	$0.1	$(0.1)	$0.1
Net Earnings Attributable to Tennant Company	$16.0	$7.2	$9.7	$(16.9)	$16.0

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the three months ended June 30, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings Including Noncontrolling Interest	$14.8	$4.0	$2.7	$(6.7)	$14.8
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1.3	(0.2)	(21.9)	22.1	1.3
Pension and retiree medical benefits	—	—	—	—	—
Cash flow hedge	1.3	—	—	—	1.3
Income Taxes:
Foreign currency translation adjustments	0.1	—	0.9	(0.9)	0.1
Pension and retiree medical benefits	—	—	0.3	(0.3)	—
Cash flow hedge	(0.3)	—	—	—	(0.3)
Total Other Comprehensive Income (Loss), net of tax	2.4	(0.2)	(20.7)	20.9	2.4

Total Comprehensive Income (Loss) Including Noncontrolling Interest	17.2	3.8	(18.0)	14.2	17.2
Comprehensive Income (Loss) Attributable to Tennant Company	$17.2	$3.8	$(18.0)	$14.2	$17.2

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the six months ended June 30, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings Including Noncontrolling Interest	$20.2	$8.1	$0.8	$(8.9)	$20.2
Other Comprehensive Loss:
Foreign currency translation adjustments	(0.9)	(0.2)	(0.7)	0.9	(0.9)
Pension and retiree medical benefits	—	—	—	—	—
Cash flow hedge	2.7	—	—	—	2.7
Income Taxes:
Foreign currency translation adjustments	—	—	1.0	(1.0)	—
Pension and retiree medical benefits	—	—	—	—	—
Cash flow hedge	(0.7)	—	—	—	(0.7)
Total Other Comprehensive Income (Loss), net of tax	1.1	(0.2)	0.3	(0.1)	1.1

Total Comprehensive Income (Loss) Including Noncontrolling Interest	21.3	7.9	1.1	(9.0)	21.3
Comprehensive Income (Loss) Attributable to Tennant Company	$21.3	$7.9	$1.1	$(9.0)	$21.3

Condensed Consolidated Statement of Comprehensive (Loss) Income
For the three months ended June 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings Including Noncontrolling Interest	$12.7	$4.2	$6.4	$(10.6)	$12.7
Other Comprehensive Loss:
Foreign currency translation adjustments	(19.5)	(0.3)	(24.3)	24.6	(19.5)
Pension and retiree medical benefits	—	—	—	—	—
Cash flow hedge	1.4	—	—	—	1.4
Income Taxes:
Foreign currency translation adjustments	0.3	—	0.3	(0.3)	0.3
Pension and retiree medical benefits	—	—	—	—	—
Cash flow hedge	(0.3)	—	—	—	(0.3)
Total Other Comprehensive Loss, net of tax	(18.1)	(0.3)	(24.0)	24.3	(18.1)

Total Comprehensive (Loss) Income Including Noncontrolling Interest	(5.4)	3.9	(17.6)	13.7	(5.4)
Comprehensive (Loss) Income Attributable to Tennant Company	$(5.4)	$3.9	$(17.6)	$13.7	$(5.4)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the six months ended June 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings Including Noncontrolling Interest	$16.1	$7.2	$9.8	$(17.0)	$16.1
Other Comprehensive Loss:
Foreign currency translation adjustments	(11.1)	(0.5)	(16.4)	16.9	(11.1)
Pension and retiree medical benefits	0.1	—	—	—	0.1
Cash flow hedge	(1.3)	—	—	—	(1.3)
Income Taxes:
Foreign currency translation adjustments	0.2	—	0.2	(0.2)	0.2
Pension and retiree medical benefits	(0.2)	—	—	—	(0.2)
Cash flow hedge	(0.8)	—	—	—	(0.8)
Total Other Comprehensive Loss, net of tax	(13.1)	(0.5)	(16.2)	16.7	(13.1)

Total Comprehensive Income (Loss) Including Noncontrolling Interest	3.0	6.7	(6.4)	(0.3)	3.0
Comprehensive Income Attributable to Noncontrolling Interest	0.1	—	0.1	(0.1)	0.1
Comprehensive Income (Loss) Attributable to Tennant Company	$2.9	$6.7	$(6.5)	$(0.2)	$2.9

Condensed Consolidated Balance Sheet
As of June 30, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$11.7	$1.0	$42.7	$—	$55.4
Net Receivables	1.0	104.6	126.4	—	232.0
Intercompany Receivables	31.8	119.0	—	(150.8)	—
Inventories	42.5	18.8	111.7	(13.5)	159.5
Prepaid and Other Current Assets	19.2	0.8	12.2	0.3	32.5
Total Current Assets	106.2	244.2	293.0	(164.0)	479.4
Property, Plant and Equipment	248.2	13.2	152.6	—	414.0
Accumulated Depreciation	(166.9)	(6.9)	(66.9)	—	(240.7)
Property, Plant and Equipment, Net	81.3	6.3	85.7	—	173.3
Operating Lease Assets	5.7	9.8	29.9	—	45.4
Investment in Affiliates	409.5	13.1	40.0	(462.6)	—
Intercompany Loans	300.5	—	—	(300.5)	—
Goodwill	12.9	1.7	178.7	—	193.3
Intangible Assets, Net	3.6	2.6	143.9	—	150.1
Other Assets	8.4	3.2	17.7	—	29.3
Total Assets	$928.1	$280.9	$788.9	$(927.1)	$1,070.8
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$7.0	$—	$1.3	$—	$8.3
Accounts Payable	39.9	5.5	53.3	—	98.7
Intercompany Payables	118.7	—	32.1	(150.8)	—
Employee Compensation and Benefits	13.2	12.0	25.0	—	50.2
Other Current Liabilities	29.0	19.3	53.9	0.3	102.5
Total Current Liabilities	207.8	36.8	165.6	(150.5)	259.7
Long-Term Liabilities:
Long-Term Debt	344.8	—	1.3	—	346.1
Intercompany Loans	3.6	128.0	168.9	(300.5)	—
Long-Term Operating Lease Liabilities	4.7	4.6	19.8	—	29.1
Employee-Related Benefits	11.1	1.6	7.9	—	20.6
Deferred Income Taxes	—	—	45.5	—	45.5
Other Liabilities	20.9	3.0	10.7	—	34.6
Total Long-Term Liabilities	385.1	137.2	254.1	(300.5)	475.9
Total Liabilities	592.9	174.0	419.7	(451.0)	735.6
Equity:
Common Stock	6.8	—	11.1	(11.1)	6.8
Additional Paid-In Capital	34.5	77.6	417.4	(495.0)	34.5
Retained Earnings	328.5	30.7	(1.7)	(29.0)	328.5
Accumulated Other Comprehensive Loss	(36.1)	(1.4)	(59.1)	60.5	(36.1)
Total Tennant Company Shareholders' Equity	333.7	106.9	367.7	(474.6)	333.7
Noncontrolling Interest	1.5	—	1.5	(1.5)	1.5
Total Equity	335.2	106.9	369.2	(476.1)	335.2
Total Liabilities and Total Equity	$928.1	$280.9	$788.9	$(927.1)	$1,070.8

Condensed Consolidated Balance Sheet
As of December 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$24.8	$1.6	$59.7	$—	$86.1
Net Receivables	0.9	94.8	120.5	—	216.2
Intercompany Receivables	30.0	148.9	—	(178.9)	—
Inventories	37.1	13.4	94.7	(10.1)	135.1
Prepaid and Other Current Assets	17.5	1.2	13.0	(0.5)	31.2
Total Current Assets	110.3	259.9	287.9	(189.5)	468.6
Property, Plant and Equipment	229.8	12.7	144.1	—	386.6
Accumulated Depreciation	(159.4)	(6.9)	(56.9)	—	(223.2)
Property, Plant and Equipment, Net	70.4	5.8	87.2	—	163.4
Operating Lease Assets	—	—	—	—	—
Investment in Affiliates	421.0	12.1	20.8	(453.9)	—
Intercompany Loans	301.6	—	3.2	(304.8)	—
Goodwill	12.9	1.7	168.1	—	182.7
Intangible Assets, Net	4.0	2.7	139.8	—	146.5
Other Assets	11.0	3.1	17.2	—	31.3
Total Assets	$931.2	$285.3	$724.2	$(948.2)	$992.5
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$21.8	$—	$5.2	$—	$27.0
Accounts Payable	41.0	5.0	52.4	—	98.4
Intercompany Payables	149.5	—	29.5	(179.0)	—
Employee Compensation and Benefits	14.4	17.2	24.5	—	56.1
Other Current Liabilities	22.8	17.6	27.5	(0.5)	67.4
Total Current Liabilities	249.5	39.8	139.1	(179.5)	248.9
Long-Term Liabilities:
Long-Term Debt	326.5	—	1.6	—	328.1
Intercompany Loans	3.3	128.1	173.5	(304.9)	—
Long-Term Operating Lease Liabilities	—	—	—	—	—
Employee-Related Benefits	11.0	2.0	8.1	—	21.1
Deferred Income Taxes	—	—	46.0	—	46.0
Other Liabilities	24.6	2.9	4.6	—	32.1
Total Long-Term Liabilities	365.4	133.0	233.8	(304.9)	427.3
Total Liabilities	614.9	172.8	372.9	(484.4)	676.2
Equity:
Common Stock	6.8	—	11.1	(11.1)	6.8
Additional Paid-In Capital	28.5	77.5	399.5	(477.0)	28.5
Retained Earnings	316.3	36.6	(2.5)	(34.1)	316.3
Accumulated Other Comprehensive Loss	(37.2)	(1.6)	(58.7)	60.3	(37.2)
Total Tennant Company Shareholders' Equity	314.4	112.5	349.4	(461.9)	314.4
Noncontrolling Interest	1.9	—	1.9	(1.9)	1.9
Total Equity	316.3	112.5	351.3	(463.8)	316.3
Total Liabilities and Total Equity	$931.2	$285.3	$724.2	$(948.2)	$992.5

Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$10.1	$(0.5)	$1.3	$—	$10.9
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(19.9)	(0.1)	(5.4)	—	(25.4)
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	—	0.1	—	0.1
Acquisition of Businesses, Net of Cash, Cash Equivalents and Restricted Cash Acquired	—	—	(8.9)	—	(8.9)
Purchase of Intangible Assets	—	—	(0.4)	—	(0.4)
Loan Payments from Parent	—	—	(0.4)	0.4	—
Net Cash Used in Investing Activities	(19.9)	(0.1)	(15.0)	0.4	(34.6)
FINANCING ACTIVITIES
Proceeds from Credit Facility Borrowings	25.0	—	—	—	25.0
Repayments of Debt	(21.8)	—	(4.1)	—	(25.9)
Change in Finance Lease Obligations	—	—	(0.1)	—	(0.1)
Loan Payments to Subsidiaries	0.4	—	—	(0.4)	—
Proceeds from Issuances of Common Stock	1.2	—	—	—	1.2
Purchase of Noncontrolling Owner Interest	—	—	(0.5)	—	(0.5)
Dividends Paid	(8.0)	—	—	—	(8.0)
Net Cash Used in Financing Activities	(3.2)	—	(4.7)	(0.4)	(8.3)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(0.1)	—	1.4	—	1.3
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(13.1)	(0.6)	(17.0)	—	(30.7)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	24.8	1.6	59.7	—	86.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$11.7	$1.0	$42.7	$—	$55.4

Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$27.0	$1.4	$(2.4)	$—	$26.0
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(2.3)	—	(5.4)	—	(7.7)
Proceeds from Disposal of Property, Plant and Equipment	—	—	0.1	—	0.1
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	—	0.7	—	0.7
Purchase of Intangible Asset	(1.0)	—	(0.2)	—	(1.2)
Loan Payments from Parent	—	—	1.5	(1.5)	—
Net Cash Used in Investing Activities	(3.3)	—	(3.3)	(1.5)	(8.1)
FINANCING ACTIVITIES
Loan Payments to Subsidiaries	(1.5)	—	—	1.5	—
Repayment of Debt	(18.0)	—	(0.1)	—	(18.1)
Change in Finance Lease Obligations	—	—	0.1	—	0.1
Proceeds from Issuance of Common Stock	3.7	—	—	—	3.7
Dividends Paid	(7.6)	—	—	—	(7.6)
Net Cash (Used in) Provided by Financing Activities	(23.4)	—	—	1.5	(21.9)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	0.1	—	(0.7)	—	(0.6)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	0.4	1.4	(6.4)	—	(4.6)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	18.5	0.5	40.0	—	59.0
Cash, Cash Equivalents and Restricted Cash at End of Period	$18.9	$1.9	$33.6	$—	$54.4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Historical Results
The following table compares the historical results of operations for the three and six months ended June 30, 2019 and 2018, respectively, and as a percentage of Net Sales (in millions, except per share data and percentages):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2019	%	2018	%	2019	%	2018	%
Net Sales	$299.7	100.0	$292.2	100.0	$562.1	100.0	$565.0	100.0
Cost of Sales	178.9	59.7	175.0	59.9	333.1	59.3	338.7	59.9
Gross Profit	120.8	40.3	117.2	40.1	229.0	40.7	226.3	40.1
Operating Expense:
Research and Development Expense	8.4	2.8	7.9	2.7	15.6	2.8	15.9	2.8
Selling and Administrative Expense	92.5	30.9	90.3	30.9	182.7	32.5	181.0	32.0
Total Operating Expense	100.9	33.7	98.2	33.6	198.3	35.3	196.9	34.8
Profit from Operations	19.9	6.6	19.0	6.5	30.7	5.5	29.4	5.2
Other Income (Expense):
Interest Income	0.9	0.3	0.9	0.3	1.7	0.3	1.7	0.3
Interest Expense	(5.4)	(1.8)	(6.0)	(2.1)	(10.5)	(1.9)	(11.8)	(2.1)
Net Foreign Currency Transaction Loss	(0.2)	(0.1)	(0.3)	(0.1)	—	—	(1.1)	(0.2)
Other Income (Expense), Net	1.4	0.5	(0.5)	(0.2)	1.3	0.2	(0.7)	(0.1)
Total Other Expense, Net	(3.3)	(1.1)	(5.9)	(2.0)	(7.5)	(1.3)	(11.9)	(2.1)
Profit Before Income Taxes	16.6	5.5	13.1	4.5	23.2	4.1	17.5	3.1
Income Tax Expense	1.8	0.6	0.4	0.1	3.0	0.5	1.4	0.2
Net Earnings Including Noncontrolling Interest	14.8	4.9	12.7	4.3	20.2	3.6	16.1	2.8
Net Earnings Attributable to Tennant Company	$14.8	4.9	$12.7	4.3	$20.2	3.6	$16.0	2.8
Net Earnings Attributable to Tennant Company per Share - Diluted	$0.81		$0.69		$1.10		$0.88

Net Sales
Consolidated Net Sales for the second quarter of 2019 totaled $299.7 million, a 2.6% increase as compared to consolidated Net Sales of $292.2 million in the second quarter of 2018. Consolidated Net Sales for the first six months of 2019 totaled $562.1 million, a 0.5% decrease as compared to consolidated Net Sales of $565.0 million for the first six months of 2018.
The components of the consolidated Net Sales change for the three and six months ended June 30, 2019 as compared to the same period in 2018 were as follows:

	2019 v. 2018
	Three Months Ended	Six Months Ended
	June 30	June 30
Organic Net Sales	3.8%	1.6%
Foreign Currency	(2.6%)	(3.0%)
Acquisitions and Divestitures	1.4%	0.9%
Total Net Sales	2.6%	(0.5%)

The 2.6% increase in consolidated Net Sales in the second quarter of 2019 as compared to the same period in 2018 was driven by:

•
An organic sales increase of approximately 3.8%, which excludes the effects of foreign currency exchange and acquisitions and divestitures. The organic sales growth was primarily due to increases in the Americas region, particularly in the strategic account channel in addition to strength in service, parts and consumables sales in North America and broad-based growth in Brazil. The organic sales growth was partially offset by sales declines in the EMEA region due to general market weakness across the entire region and declines in the APAC region due to declines in Korea.

•	An increase in sales of 1.4% due to our acquisition of Gaomei.

•	An unfavorable impact from foreign currency exchange of approximately 2.6%.
The 0.5% decline in consolidated Net Sales in the first six months of 2019 as compared to the same period in 2018 was driven by:

•
An organic sales increase of approximately 1.6%, which excludes the effects of foreign currency exchange and acquisitions and divestitures. The organic sales increase was primarily due to increases in the Americas business from strong growth in our strategic account and direct sales channels in North America, strength in Latin America from growth in Brazil and Mexico, and growth in our APAC region from strength in China and Australia. The organic sales increase was partially offset by a decrease in our EMEA region from general market weakness across the entire region and from higher comparable sales growth in the first six months of 2018.

•	An increase in sales of 0.9% due to our acquisition of Gaomei.

•	An unfavorable impact from foreign currency exchange of approximately 3.0%.
The following table sets forth the Net Sales by geographic area for the three and six months ended June 30, 2019 and 2018 and the percentage change from the prior year (in millions, except percentages):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2019	2018	%	2019	2018	%
Americas	$189.5	$178.8	6.0	$350.3	$341.4	2.6
Europe, Middle East and Africa	80.9	87.4	(7.4)	158.9	176.2	(9.8)
Asia Pacific	29.3	26.0	12.7	52.9	47.4	11.6
Total	$299.7	$292.2	2.6	$562.1	$565.0	(0.5)
Americas
Net Sales in the Americas were $189.5 million for the second quarter of 2019, an increase of 6.0% from the second quarter of 2018. An unfavorable direct impact of foreign currency exchange within the Americas impacted Net Sales by approximately 1.4% in the second quarter of 2019. In addition, the divestiture of our Waterstar business in the second half of 2018 had an unfavorable impact of 0.4%. As a result, organic sales growth in the Americas favorably impacted Net Sales by approximately 7.8% due to strong strategic account channel sales in addition to strength in service, parts and consumables sales in North

America and incremental sales of our autonomous cleaners, as well as broad-based sales growth in Brazil in both the industrial and commercial product areas.
Net Sales in the Americas were $350.3 million for the first six months of 2019, an increase of 2.6% from the first six months of 2018. An unfavorable direct impact of foreign currency exchange within the Americas impacted Net Sales by approximately 1.3% in the first six months of 2019. In addition, the divestiture of our Waterstar business in the second half of 2018 had an unfavorable impact of 0.3%. As a result, organic sales growth in the Americas favorably impacted Net Sales by approximately 4.2% due to strong sales growth in Latin America from strength in Brazil and Mexico as well as strong growth in our strategic account and direct sales channels in North America.
Europe, Middle East and Africa
EMEA Net Sales were $80.9 million for the second quarter of 2019, a decrease of 7.4% from the second quarter of 2018. An unfavorable impact of foreign currency exchange within EMEA impacted Net Sales by approximately 4.5% in the second quarter of 2019. Organic sales declines in EMEA unfavorably impacted Net Sales by approximately 2.9% largely due to general market weakness across the region, with particular weakness in Germany, France and the United Kingdom.
EMEA Net Sales were $158.9 million for the first six months of 2019, a decrease of 9.8% from the first six months of 2018. An unfavorable impact of foreign currency exchange within EMEA impacted Net Sales by approximately 5.9% in the six months of 2019. Organic sales declines in EMEA unfavorably impacted Net Sales by approximately 3.9% largely due to sales declines in France, the United Kingdom, and the Central Europe and Middle Eastern markets due to a challenging comparable sales performance in the strategic account and distribution channels from the first half of 2018 and a general market weakness in the region.
Asia Pacific
APAC Net Sales were $29.3 million for the second quarter of 2019, an increase of 12.7% from the second quarter of 2018. An unfavorable direct impact of foreign currency exchange within APAC impacted Net Sales by approximately 5.6% in the second quarter of 2019. In addition, the acquisition of Gaomei favorably impacted Net Sales by 18.8%. As a result, organic sales growth in APAC unfavorably impacted Net Sales by approximately 0.5% primarily a result of weaker sales in Korea.
APAC Net Sales were $52.9 million for the first six months of 2019, an increase of 11.6% from the first six months of 2018. An unfavorable direct impact of foreign currency exchange within APAC impacted Net Sales by approximately 5.4% in the first six months of 2019. In addition, the acquisition of Gaomei favorably impacted Net Sales by 13.4%. As a result, organic sales growth in APAC favorably impacted Net Sales by approximately 3.6% primarily due to broad-based growth across the region through distributor and direct channels, with strong growth in China and Australia.
Gross Profit
Gross Profit margin of 40.3% was 20 basis points higher in the second quarter of 2019 compared to the second quarter of 2018. The increase was primarily driven by pricing actions implemented during the quarter, favorable product mix, cost reduction initiatives and manufacturing efficiencies in the quarter to offset inflation. The favorable items were partially offset by higher material costs, including tariffs, a fair value adjustment to inventory due to the Gaomei acquisition, as well as an unfavorable impact from the discontinuation of the Green Machine and Orbio product lines.
Gross Profit margin of 40.7% was 60 basis points higher in the first six months of 2019 compared to the first six months of 2018. The increase was primarily driven by pricing actions implemented during the first six months of 2019 and a favorable product mix. The favorable items were partially offset by higher material costs, including tariffs, as well as the unfavorable impact from the discontinuation of the Green Machine and Orbio product lines.
Operating Expense
Research & Development Expense
Research and Development ("R&D") Expense was $8.4 million, or 2.8% as a percentage of Net Sales, for the second quarter of 2019, essentially flat as a percentage of Net Sales compared to the second quarter of 2018. R&D Expense was $15.6 million, or 2.8% as a percentage of Net Sales, for the first six months of 2019, flat compared to the first six months of 2018.
We continue to invest in developing innovative products and technologies at levels necessary to propel our clear technology leadership position.
Selling & Administrative Expense
Selling and Administrative Expense ("S&A Expense") was $92.5 million, an increase of $2.2 million compared to the second quarter of 2018. As a percentage of Net Sales, S&A Expense for the second quarter of 2019 remained flat at 30.9% compared to the second quarter of 2018. S&A Expense in the second quarter of 2019 included a $2.7 million note receivable write-down related to the divestiture of the Green Machine business, a $2.0 million acquisition contingent consideration adjustment related to the Gaomei acquisition and $0.8 million of acquisition and integration costs. The second quarter of 2018 included $2.8 million of acquisition and integration costs and $0.3 million in non-operational professional service fees. Excluding the impact of these costs, S&A Expense as a percentage of Net Sales was 80 basis points lower than the second quarter of 2018, as a result of our continued balance of disciplined spending control and restructuring actions taken in prior periods.
S&A Expense was $182.7 million, an increase of $1.7 million compared to the first six months of 2018. As a percentage of Net Sales, S&A Expense for the first six months of 2019 increased 50 basis points to 32.5% from 32.0% in the first six months of 2018, primarily due to a $4.3 million restructuring charge, a $2.7 million note receivable write-down related to the divestiture of the Green Machine business and a $2.0 million acquisition contingent consideration adjustment related to the Gaomei acquisition partially offset by $3.8 million lower integration and non-operational professional service fees compared to the second quarter of 2018. Excluding the impact of these costs, S&A Expense as a percentage of Net Sales decreased 50 basis points compared to the first six months of 2018, as a result of our continued balance of disciplined spending control and restructuring actions taken in prior periods.
Total Other Expense, Net
Interest Income
Interest Income was $0.9 million in the second quarter of 2019, flat compared to Interest Income of $0.9 million in the second quarter of 2018. For the first six months of 2019, Interest Income was $1.7 million, flat compared to Interest Income of $1.7 million in the first six months of 2018.
Interest Expense
Interest Expense was $5.4 million in the second quarter of 2019 compared to Interest Expense of $6.0 million in the second quarter of 2018. For the first six months of 2019, Interest Expense was $10.5 million compared to Interest Expense of $11.8 million in the first six months of 2018. The lower Interest Expense in the second quarter and first six months of 2019 compared to the same periods in 2018 was primarily due to carrying a lower level of debt on our Consolidated Balance Sheets throughout the first six months of 2019 compared to the same periods in 2018.
Net Foreign Currency Transaction Losses
Net Foreign Currency Transaction Losses in the second quarter of 2019 were $0.2 million compared to Net Foreign Currency Transaction Losses of $0.3 million in the second quarter of 2018. For the first six months of 2019, Net Foreign Currency Transaction Losses were less than $0.1 million compared to Net Foreign Currency Transaction Losses of $1.1 million in the first six months of 2018. The change in the impact from foreign currency transactions in the first six months of 2019 was primarily due to the strengthening of the Canadian currency during the first six months of 2019 compared to the weakening of this currency in the same period of last year.
Other Income (Expense), Net
Other Income (Expense), Net was $1.4 million and $1.3 million in the second quarter and first six months of 2019, respectively, an increase of $1.9 million and $2.0 million compared to the same periods in 2018, respectively. The increase is primarily due to a $1.8 million acquisition-related indemnification settlement.
Income Taxes
The effective tax rate for the second quarter of 2019 was 10.8%, as compared to the second quarter of 2018 of 2.8%. The tax expense for the second quarter of 2019 included a $1.0 million tax benefit associated with $7.0 million of non-recurring expenses, which impacted the effective tax rate by (0.9)%.
The tax expense for the second quarter of 2018 included a $0.7 million tax benefit associated with $3.1 million of non-recurring expenses, which impacted the effective tax rate by (4.0)%.
Excluding these non-recurring expenses, the effective tax rate increased primarily due to the mix in expected full year taxable earnings by country, discrete tax expense related to the exercise of soon-to-expire stock options and a favorable tax ruling from the Italian tax authorities related to the deductibility of interest expense in Italy received in the second quarter of 2018.
The year-to-date effective tax rate was 12.7% for 2019 compared to 8.2% for 2018. The tax expense for the six months ended June 30, 2019 included a $2.3 million tax benefit associated with $12.0 million of non-recurring expenses, which impacted the effective tax rate by (2.2)%.
The tax expense for the six months ended June 30, 2018 included a $1.3 million tax benefit associated with $5.3 million of non-recurring expenses, which impacted the effective tax rate by (3.8)%.

Excluding these special items, the effective tax rate increased due primarily to the mix in expected full year taxable earnings by country, discrete tax expense related to the exercise of soon-to-expire stock options and a favorable tax ruling from the Italian tax authorities related to the deductibility of interest expense in Italy received in the second quarter of 2018.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial and that position has not changed since incurring the transition tax under the Tax Cuts and Jobs Act. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the United States.
Liquidity and Capital Resources
Liquidity
Cash, Cash Equivalents and Restricted Cash totaled $55.4 million at June 30, 2019, as compared to $86.1 million as of December 31, 2018. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 1.8 and 1.9 as of June 30, 2019 and December 31, 2018, respectively, and our working capital was $219.7 million and $219.7 million, respectively. Our debt-to-capital ratio was 51.5% as of June 30, 2019, compared to 53.0% as of December 31, 2018.
Cash Flow From Operating Activities
Operating Activities provided $10.9 million of cash for the six months ended June 30, 2019. Cash provided by operating activities was driven primarily by inflows from net earnings adding back non-cash items of $55.6 million. These cash inflows were partially offset by cash outflows resulting from an increase in Inventories of $23.1 million to support future sales growth, a $16.3 million increase in Accounts Receivable resulting from higher sales levels, the variety of payment terms offered and mix of business and a $4.4 million decrease in Employee Compensation and Benefits liabilities.
Operating Activities provided $26.0 million of cash for the six months ended June 30, 2018. Cash provided by operating activities was driven primarily by cash inflows from Adjusted Net Earnings of $42.8 million and an increase in Accounts Payable of $9.8 million resulting from timing of payments. These cash inflows were offset by cash outflows resulting from an increase in Inventories of $17.0 million to support future sales growth and a $6.8 million increase in Accounts Receivable resulting from higher sales levels, the variety of payment terms offered and mix of business.
Cash Flow From Investing Activities
Investing activities during the six months ended June 30, 2019 used $34.6 million. We used $25.4 million for net capital expenditures, primarily for the acquisition of a new administrative building. We also used $8.9 million for the acquisition of the Gaomei businesses, net of cash acquired.
Investing activities during the six months ended June 30, 2018 used $8.1 million. We used $7.6 million for net capital expenditures. We also used $1.2 million to purchase a technology license.
Cash Flow From Financing Activities
Net cash used by financing activities was $8.3 million during the first six months of 2019. Proceeds from credit facility borrowings of $25.0 million were offset by payments of Short-Term and Long-Term Debt of $25.9 million and dividend payments of $8.0 million.
Net cash used in financing activities was $21.9 million during the first six months of 2018. Dividend payments used $7.6 million and the payments of Long-Term Debt used $18.1 million, partially offset by proceeds from the issuance of Common Stock of $3.7 million.
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
Cautionary Statement Relevant to Forward-Looking Information
This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-

looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: our ability to effectively develop or manage strategic planning and growth processes; our ability to successfully upgrade and evolve our information technology systems; fluctuations in the cost, quality, or availability of raw materials and purchased components; geopolitical and economic uncertainty throughout the world; our ability to attract, retain and develop key personnel and create effective succession planning strategies; our ability to develop and commercialize new innovative products and services; our ability to integrate acquisitions; the competition in our business; our ability to successfully protect our information technology systems from cyber security risks; the potential disruption of our business from actions of activist investors or others; the occurrence of a significant business interruption; our ability to comply with laws and regulations; unforeseen product liability claims or product quality issues; our ability to generate sufficient cash to satisfy our debt obligations; and the relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of this Form 10-Q.
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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 392,263 shares remaining under our prior repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of June 30, 2019, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock requiring that, after giving effect to such payments, no default exists or would result from such payment. Additionally, cash dividends are restricted to $5.0 million per quarter and approved levels of other restricted payments range from $50.0 million to unlimited based on our net leverage ratio (not taking into account any acquisition holiday) after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.

For the Quarter Ended June 30, 2019	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2019	3,170	$66.25	—	1,392,263
May 1 - 31, 2019	68	63.14	—	1,392,263
June 1 - 30, 2019	72	59.51	—	1,392,263
Total	3,310	$66.04	—	1,392,263

(1)
Includes 3,310 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Earnings for the three and six months ended June 30, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; (v) Consolidated Statements of Equity; and (vi) Notes to the Consolidated Financial Statements.
Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 1, 2019	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	August 1, 2019	/s/ Keith A. Woodward
Keith A. Woodward Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)