Form 10-K
period 2019-12-31
TENNANT CO
filed 2020-02-27
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-16191
TENNANT COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0572550
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

701 North Lilac Drive
P.O. Box 1452
Minneapolis, Minnesota 55440
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: 763-540-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.375 per share	TNC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.	☑	Yes		No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.		Yes	☑	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	☑	Yes		No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
	☑	Yes		No

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☑	No
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2019, was $1,094,534,460.
As of January 31, 2020, there were 18,349,518 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2020 annual meeting of shareholders (the “2020 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2019
ANNUAL REPORT
Form 10–K
(Pursuant to Securities Exchange Act of 1934)
PART I
ITEM 1 – Business
General Development of Business
Founded in 1870 by George H. Tennant, Tennant Company, ("the Company, we, us, or our"), a Minnesota corporation incorporated in 1909, began as a one-man woodworking business, evolved into a successful wood flooring and wood products company, and eventually into a manufacturer of floor cleaning equipment. Throughout its history, the Company has remained focused on advancing our industry by aggressively pursuing new technologies and creating a culture that celebrates innovation.
Today, the Company is a recognized leader of the cleaning industry. We are passionate about developing innovative and sustainable solutions that help our customers clean spaces more effectively, addressing various cleaning challenges. The Company operates in three geographic business units including the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC).
The Company is committed to empowering our customers to create a cleaner, safer and healthier world with high-performance solutions that minimize waste, reduce costs, improve safety and further sustainability goals.
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
The Company's products are used in many types of environments including: Retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. The Company markets its offerings under the following brands: Tennant®, Nobles®, Alfa Uma Empresa Tennant™, IRIS®, VLX™, IPC brands and private-label brands. The Company's customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
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

Working Capital
The Company primarily funds operations through a combination of cash and cash equivalents and cash flows from operations. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. In addition, credit facilities are available for additional working capital needs or investment opportunities.
Major Customers
The Company sells its products to a wide variety of customers, none of which are of material importance in relation to the business as a whole. The customer base includes several governmental entities which generally have terms similar to other customers.
Backlog
The Company processes orders within two weeks, on average. Therefore, no significant backlogs existed at December 31, 2019 and 2018.
Competition
Public industry data concerning global market share is limited; however, through an assessment of validated third-party sources and sponsored third-party market studies, the Company is confident in its position as a world-leading manufacturer of floor maintenance and cleaning equipment. Several global competitors compete with the Company in virtually every geography of the world. However, small regional competitors are also significant competitors who vary by country, vertical market, product category or channel. The Company competes primarily on the basis of offering a broad line of high-quality, innovative products supported by an extensive sales and service network in major markets.
Research and Development
The Company has a history of developing innovative technologies to create a cleaner, safer, healthier world. The Company is committed to its innovation leadership position through fulfilling its goal to annually invest approximately 3% of annual sales to research and development. The Company’s innovation efforts are focused on solving our customers’ needs holistically by addressing a broad array of issues, such as managing labor costs, enhancing productivity, and making cleaning processes more efficient and sustainable.  Through core product development, partnerships and technology enablement, we are creating new growth avenues for the Company. These new avenues for growth go beyond cleaning equipment into business insights and service solutions.
Environmental Compliance
Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and the Company does not expect it to have, a material effect upon the Company’s capital expenditures, earnings or competitive position.
Employees
The Company employed approximately 4,400 people in worldwide operations as of December 31, 2019.
Available Information
The Company's internet address is www.tennantco.com. The Company makes available free of charge, through the Investor Relations website at investors.tennantco.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable when such material is filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC also maintains an internet site that contains reports, proxy and information statements, and other information, which can be accessed at sec.gov.
Information About Our Executive Officers
The list below identifies those persons designated as executive officers of the Company, including their age, positions held with the Company and their business experience during the past five or more years.
Andrew Cebulla, Vice President of Finance and Corporate Controller; Interim Chief Financial Officer and Interim Principal Accounting Officer
Andrew Cebulla (49) joined the Company in 2017 as Vice President of Finance and Corporate Controller, and is serving as Interim Chief Financial Officer and Interim Principal Accounting Officer as Mr. Woodward is on a short-term medical leave of absence. Prior to joining the Company, Mr. Cebulla served in a variety of accounting and finance leadership roles, including Treasurer and Director of Investor Relations, Corporate Controller, and most recently Vice President of Finance supporting the Test Vehicles and Structures business, of MTS Systems Corporation, a global supplier of test systems and industrial position sensors, since 2007.
David W. Huml, Senior Vice President, EMEA, APAC, Global Marketing and Operations
David W. Huml (51) joined the Company in November 2014 as Senior Vice President, Global Marketing. In January 2016, he also assumed oversight for the Company's APAC business unit. In January 2017, he assumed oversight for the Company's EMEA business and in June 2018 he assumed responsibility for Global Operations. From 2006 to October 2014, he held various positions with Pentair plc, a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products, most recently as Vice President, Applied Water Platform. From 1992 to 2006, he held various positions with Graco Inc., a designer, manufacturer and marketer of systems and equipment to move, measure, control, dispense and spray fluid and coating materials, including Worldwide Director of Marketing, Contractor Equipment Division.

H. Chris Killingstad, President and Chief Executive Officer
H. Chris Killingstad (64) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2002, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2002 he served as Senior Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Häagen-Dazs Asia Pacific. He held the position of International Business Development Manager at PepsiCo Inc., from 1982 to 1990 and Financial Manager for General Electric, from 1978 to 1980.
Carol E. McKnight, Senior Vice President, Chief Administrative Officer
Carol E. McKnight (52) joined the Company in June 2014 as Senior Vice President of Global Human Resources. In 2017, she was named SVP and Chief Administrative Officer. Prior to joining the Company, she was Vice President of Human Resources at ATK (Alliant Techsystems) where she held divisional and corporate leadership positions in the areas of compensation, talent management, talent acquisition and general human resource management from 2002 to 2014. Prior to ATK, she was with New Jersey-based NRG Energy, Inc.
Mary E. Talbott, Senior Vice President, General Counsel and Corporate Secretary
Mary E. Talbott (51) joined the Company in January 2019 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining the Company, from 2017 to 2018, she was Vice President, Assistant General Counsel and Assistant Corporate Secretary for General Cable Corporation, a global manufacturer in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, automotive, specialty and communications markets. From 2016 to 2017, she was Vice President of Law at Macy’s, Inc., and from 2006 to 2015, she held corporate leadership positions with Scripps Networks Interactive, Inc. (which was spun off from The E.W. Scripps Company in 2008), a developer of lifestyle-oriented content for linear and interactive video platforms including television and the internet, most recently as Senior Vice President, Deputy General Counsel and Corporate Secretary.
Keith A. Woodward, Senior Vice President and Chief Financial Officer
Keith A. Woodward (55) joined the Company in December 2018 as Senior Vice President and Chief Financial Officer. As previously announced, Mr. Woodward is currently taking a short-term medical leave of absence. Prior to joining the Company, he was at General Mills, Inc., a global manufacturer and marketer of branded consumer foods, for over 26 years holding various finance and corporate leadership roles, most recently as Senior Vice President, Global Treasurer. Prior to General Mills, Inc., he was with PriceWaterhouseCoopers.
Richard H. Zay, Senior Vice President, The Americas and R&D
Richard H. Zay (49) joined the Company in June 2010 as Vice President, Global Marketing and was named Senior Vice President, Global Marketing in October 2013. In 2014, he was named Senior Vice President of the Americas business unit for the Company and in 2018 he assumed responsibility for Tennant Research and Development as well. From 2006 to 2010, he held various positions with Whirlpool Corporation, a manufacturer of major home appliances, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, he held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.

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
We have many information technology systems that are important to the operation of our business and are in need of upgrading in order to effectively implement our growth strategy. Given our greater emphasis on customer-facing technologies, we may not have adequate resources to upgrade our systems at the pace which the current business environment demands. Additionally, significantly upgrading and evolving the capabilities of our existing systems could lead to inefficient or ineffective use of our technology due to lack of training or expertise in these evolving technology systems. These factors, among other things, could lead to significant expenses, adversely impacting our results of operations and hindering our ability to offer better technology solutions to our customers.
Increases in the cost of, quality, or disruption in the availability of, raw materials and components that we purchase or labor required to manufacture our products could negatively impact our operating results or financial condition.
Our sales growth, expanding geographical footprint and continued use of sole-source vendors, coupled with suppliers’ potential credit issues, could lead to an increased risk of a breakdown in our supply chain. Our use of sole-source vendors creates a concentration risk. There is an increased risk of defects due to the highly configured nature of our purchased component parts that could result in quality issues, returns or production slowdowns. In addition, modularization may lead to more sole-sourced products and as we seek to outsource the design of certain key components, we risk loss of proprietary control and becoming more reliant on a sole source. There is also a risk that the vendors we choose to supply our parts and equipment fail to comply with our quality expectations, thus damaging our reputation for quality and negatively impacting sales.
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
We may consider, as part of our growth strategy, supplementing our organic growth through acquisitions of complementary businesses or products. We have engaged in acquisitions in the past and we believe future acquisitions may provide meaningful opportunities to grow our business and improve profitability. Acquisitions allow us to enhance the breadth of our product offerings and expand the market and geographic participation of our products and services.
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
We are subject to competitive risks associated with developing innovative products and technologies, including, but not limited to, not expanding as rapidly or aggressively in the global market as our competitors, our customers not continuing to pay for innovation and competitive challenges to our products, technology and the underlying intellectual property.
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
The spread of contagious diseases, such as the coronavirus outbreak which originated in China at the beginning of 2020, could adversely affect our customers, employees, manufacturing operations, and global supply chain. Also, government actions to prevent further outbreaks could adversely affect our business operations and/or our financial results.
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
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
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
We earn revenues, pay expenses, own assets and incur liabilities in countries using functional currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into US. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, net earnings, earnings per share and the value of balance sheet items denominated in foreign currencies as we translate them into the U.S. dollar reporting currency. We use derivative financial instruments to hedge our estimated transactional or translational exposure to certain foreign currency-denominated assets and liabilities as well as our foreign currency-denominated revenue. While we actively manage the exposure of our foreign currency market risk in the normal course of business by utilizing various foreign exchange financial instruments, these instruments involve risk and may not effectively limit our underlying exposure from foreign currency exchange rate fluctuations or minimize the effects on our net earnings and the cash volatility associated with foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, could materially affect our financial results.

ITEM 1B – Unresolved Staff Comments
None.
ITEM 2 – Properties
The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities located in Minneapolis, Minnesota; Holland, Michigan; Chicago, Illinois; Uden, The Netherlands and the Italian cities of Venice, Cremona and Reggio Emilia and in the Province of Padua are owned by the Company. Manufacturing facilities located in Louisville, Kentucky; São Paulo, Brazil; Shanghai, China; Hefei, China, and another facility in the Province of Padua are leased to the Company. In addition, IPC uses a dedicated, third-party plant in Germany that specially manufactures heavy–duty stainless steel scrubbers and sweepers to IPC designs. IPC also owns a minor tools and supplies assembly operation in China to service local customers. The facilities are in good operating condition, suitable for their respective uses and adequate for current needs.
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
ITEM 4 – Mine Safety Disclosures
Not applicable.

PART II
ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION – Tennant's common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of February 14, 2020, there were 291 shareholders of record.
DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 75 consecutive years. Tennant’s annual cash dividend payout increased for the 48th consecutive year to $0.88 per share in 2019, an increase of $0.03 per share over 2018. Dividends are generally declared each quarter. On February 19, 2020, the Company announced a quarterly cash dividend of $0.22 per share payable March 16, 2020, to shareholders of record on February 28, 2020.
DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.
TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:
Equiniti Trust Company
Shareowner Services
P.O. Box 64874
St. Paul, MN 55164-0854
(800) 468-9716

SHARE REPURCHASES – On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 392,892 shares remaining under our prior repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions. As of December 31, 2019, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.

For the Quarter Ended December 31, 2019	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2019	18	$70.70	—	1,392,263
November 1–30, 2019	1,352	77.96	—	1,392,263
December 1–31, 2019	—	—	—	1,392,263
Total	1,370	$77.86	—	1,392,263

(1)
Includes 1,370 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock to two indices: S&P SmallCap 600 and Morningstar Industrials Sector. The graph below compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2014, including the reinvestment of all dividends.

5-YEAR CUMULATIVE TOTAL RETURN COMPARISON

	2014	2015	2016	2017	2018	2019
Tennant Company	$100	$79	$101	$105	$76	$115
S&P SmallCap 600	$100	$98	$96	$109	$100	$122
Morningstar Industrials Sector	$100	$97	$115	$141	$124	$164

ITEM 6 – Selected Financial Data
(In millions, except shares, per share, ratio, and employee data)

Years Ended December 31	2019		2018		2017		2016		2015
Financial Results:
Net Sales	$1,137.6		$1,123.5	(6)	$1,003.1		$808.6		$811.8
Cost of Sales	675.9	(1)	678.5		603.3	(3)	457.0		462.7
Gross Margin - %	40.6%		39.6%		39.9%		43.5%		43.0%
Research and Development Expense	32.7		30.7		32.0		34.7		32.4
% of Net Sales	2.9%		2.7%		3.2%		4.3%		4.0%
Selling and Administrative Expense	357.2	(1)	356.3	(2), (5)	334.8	(3),(5)	248.6	(5)	251.7	(4), (5)
% of Net Sales	31.4%		31.7%		33.4%		30.7%		31.0%
Profit from Operations	71.8	(1)	58.0	(2), (5)	33.0	(3),(5)	68.3	(5)	52.6	(4), (5)
% of Net Sales	6.3%		5.2%		3.3%		8.4%		6.6%
Income Tax Expense	8.1	(1)	2.3	(2)	4.9	(3)	19.9		18.3	(4)
Effective Tax Rate - %	15.1		6.4		(380.2)		29.9		36.4
Net Earnings (Loss) Attributable to Tennant Company	45.8	(1)	33.4	(2)	(6.2)	(3)	46.6		32.1
% of Net Sales	4.0%		3.0%		(0.6)%		5.8%		4.0%
Per Share Data:
Basic Net Earnings (Loss) Attributable to Tennant Company	$2.53		$1.86	(2)	$(0.35)		$2.66		$1.78	(4)
Diluted Net Earnings (Loss) Attributable to Tennant Company	$2.48		$1.82	(2)	$(0.35)		$2.59		$1.74	(4)
Diluted Weighted Average Shares	18,453,145		18,338,569		17,695,390		17,976,183		18,493,447
Cash Dividends	$0.88		$0.85		$0.84		$0.81		$0.80
Financial Position:
Total Assets	$1,062.9	(7)	$992.5	(6)	$994.0		$470.0		$432.3
Total Debt	338.8		355.1		376.8		36.2		24.7
Total Tennant Company Shareholders’ Equity	359.9		314.4		296.5		278.5		252.2
Current Ratio	1.7		1.9		1.8		2.2		2.2
Debt-to-Capital Ratio	48.5%		53.0%		56.0%		11.5%		8.9%
Cash Flows:
Net Cash Provided by Operations	$71.9		$80.0		$54.2		$57.9		$45.2
Capital Expenditures, Net of Disposals	(38.3)		(18.7)		(17.9)		(25.9)		(24.4)
Other Data:
Depreciation and Amortization	$54.4		$54.4		$43.3		$18.3		$18.0
Number of employees at year-end	4,373		4,341		4,297		3,236		3,164
The results of operations from our 2017 acquisition of the IPC Group have been included in the Selected Financial Data presented above since its acquisition date on April 6, 2017.
(1) 2019 includes pre-tax discontinuation of product lines, a fair value step-up adjustment to acquired inventory, and restructuring charges in cost of sales of $3.3 million, $0.9 million, and $0.3 million, respectively ($2.7 million, $0.7 million, and $0.2 million after-tax, respectively, or $0.15, $0.04, and $0.01 per diluted share, respectively). Additionally, 2019 includes pre-tax acquisition and integration costs, professional services, restructuring charges, a write-down on note receivable, and an adjustment to acquisition contingent consideration in sales and administrative expense of $3.0 million, $0.1 million, $4.5 million, $2.7 million, and $(2.3) million, respectively ($2.4 million, $0.1 million, $3.2 million, $2.7 million, and $(2.3) million after-tax, respectively, or $0.12, $0.00, $0.17, $0.15, and $(0.12) per diluted share, respectively). Furthermore, 2019 includes pre- and post-tax acquisition and integration costs in other income of $(1.8) million, or $(0.10) per diluted share.

(2)
2018 includes pre-tax acquisition and integration costs, a gain on a sale of business, professional services, restructuring charges, and building design costs in selling and administrative expense of $6.9 million, ($1.0) million, $1.9 million, $1.0 million, and $1.6 million, respectively ($5.5 million, $(0.8) million, $1.4 million, $0.8 million and $1.2 million after-tax, respectively, or $0.29, $(0.04), $0.08, $0.05, and $0.06 per diluted share, respectively). Additionally, 2018 included a pre- and post-tax pension curtailment gain in other expense of $(0.1) million or $(0.01) per diluted share. In addition,

2018 net earnings attributable to Tennant Company includes an acquisition-related tax adjustment of $0.9 million and a mandatory repatriation tax expense of $0.3 million ($(0.05) and $(0.02) per diluted share, respectively).

(3)
2017 includes a fair value step-up adjustment to acquired inventory in cost of sales of $7.2 million pre-tax ($5.2 million after-tax, or $0.30 per diluted share), pre-tax acquisition costs, restructuring charges and a pension settlement charge in selling and administrative expense of $10.6 million, $10.5 million and $6.4 million, respectively ($9.7 million, $7.6 million and $4.0 million after-tax, or $0.55, $0.43 and $0.23 per diluted share, respectively). 2017 also includes pre-tax acquisition-related financing costs and acquisition costs in total other expense, net of $7.4 million and $0.8 million, respectively ($4.6 million and $0.7 million after-tax, or $0.26 and $0.04 per diluted share, respectively). In addition, 2017 net loss attributable to Tennant Company includes a $2.4 million net income tax expense ($0.14 per diluted share) as a result of the impacts of the 2017 tax reform legislation.

(4)
2015 includes restructuring charges of $3.7 million pre-tax ($3.1 million after-tax or $0.17 per diluted share) and a non-cash impairment of long-lived assets of $11.2 million pre-tax ($10.8 million after-tax or $0.58 per diluted share).

(5)
On January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The components of net pension and postretirement benefit costs, except for service costs, are required to be presented in the Consolidated Statements of Operations separately from the service cost component in nonoperating expenses.

(6)
On January 1, 2018, we adopted ASU No. 2014-9, Revenue from Contracts with Customers, (Topic 606) using the modified retrospective adoption approach. Our adoption of this ASU did not have a material impact to Net Sales. However, the adoption did result in an increase in Total Assets of $1.3 million at December 31, 2018. Periods prior to 2018 have not been restated for the adoption of this standards update.

(7)
On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), using the modified retrospective adoption approach. Our adoption of this ASU resulted in an increase to Total Assets. The impact at December 31, 2019 is disclosed in Note 15 to the Consolidated Financial Statements. Periods prior to 2019 have not been restated for the adoption of this standards update.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, reduce environmental impact and help create a cleaner, safer, healthier world. The Company is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products, including floor maintenance and outdoor cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, specialty surface coatings and asset management solutions. Our products are used in many types of environments, including retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. Customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

Historical Results
The following table compares the historical results of operations for the years ended December 31, 2019, 2018 and 2017 in dollars and as a percentage of Net Sales (in millions, except per share amounts and percentages):

	2019	%	2018	%	2017	%
Net Sales	$1,137.6	100.0	$1,123.5	100.0	$1,003.1	100.0
Cost of Sales	675.9	59.4	678.5	60.4	603.3	60.1
Gross Profit	461.7	40.6	445.0	39.6	399.8	39.9
Operating Expense:
Research and Development Expense	32.7	2.9	30.7	2.7	32.0	3.2
Selling and Administrative Expense	357.2	31.4	356.3	31.7	334.8	33.4
Total Operating Expense	389.9	34.3	387.0	34.5	366.8	36.6
Profit from Operations	71.8	6.3	58.0	5.2	33.0	3.3
Other Income (Expense):
Interest Income	3.3	0.3	3.0	0.3	2.4	0.2
Interest Expense	(21.1)	(1.9)	(23.3)	(2.1)	(25.4)	(2.5)
Net Foreign Currency Transaction Losses	(0.7)	(0.1)	(1.1)	(0.1)	(3.4)	(0.3)
Other Expense, Net	0.7	0.1	(0.8)	(0.1)	(7.9)	(0.8)
Total Other Expense, Net	(17.8)	(1.6)	(22.2)	(2.0)	(34.3)	(3.4)
Profit (Loss) Before Income Taxes	54.0	4.7	35.8	3.2	(1.3)	(0.1)
Income Tax Expense	8.1	0.7	2.3	0.2	4.9	0.5
Net Earnings (Loss) Including Noncontrolling Interest	45.9	4.0	33.5	3.0	(6.2)	(0.6)
Net Earnings (Loss) Attributable to Noncontrolling Interest	0.1	—	0.1	—	—	—
Net Earnings (Loss) Attributable to Tennant Company	$45.8	4.0	$33.4	3.0	$(6.2)	(0.6)
Net Earnings (Loss) Attributable to Tennant Company per Share - Diluted	$2.48		$1.82		$(0.35)

Net Sales
Net Sales in 2019 totaled $1,137.6 million, a 1.3% increase as compared to Net Sales of $1,123.5 million in 2018.
The components of the consolidated Net Sales change for 2019 as compared to 2018, and 2018 as compared to 2017, were as follows:

	2019 v. 2018	2018 v. 2017
Organic Net Sales	2.2%	5.5%
Foreign Currency	(2.2%)	0.3%
Acquisitions	1.3%	6.2%
Total	1.3%	12.0%
The 1.3% increase in consolidated Net Sales for 2019 as compared to 2018 was driven by:

•
Organic sales increased approximately 2.2% which excludes the effects of foreign currency translation exchange and acquisitions. The organic sales increase was primarily driven by growth in the Americas in the strategic account channel, industrial equipment, service and parts and consumables in North America and broad-based growth in Latin America. The organic sales increases were partially offset by a decrease in our EMEA region from general market weakness across the entire region and a decline in the APAC region due to broad-based distribution softness in China.

•	1.3% from the acquisition of Gaomei.

•	An unfavorable impact from foreign currency exchange of approximately (2.2%).
The 12.0% increase in consolidated Net Sales for 2018 as compared to 2017 was primarily due to the following:

•
Organic sales increased approximately 5.5% which excludes the effects of foreign currency translation exchange and acquisitions. The organic sales increase was driven by growth in all geographic regions, with particular strength in the Americas from higher sales of commercial equipment in the strategic account channel. Strong organic sales in Germany and France and strength in China and Australia also contributed to the strong organic sales growth.

•	6.2% from the full year impact of the April 2017 acquisition of the IPC Group.

•	A favorable impact from foreign currency exchange of approximately 0.3%.
The following table sets forth annual Net Sales by geographic area and the related percentage change from the prior year (in millions, except percentages):

	2019	%	2018	%	2017
Americas	$722.4	4.5	$691.0	7.9	$640.3
Europe, Middle East and Africa	307.6	(8.3)	335.6	22.6	273.7
Asia Pacific	107.6	11.0	96.9	8.8	89.1
Total	$1,137.6	1.3	$1,123.5	12.0	$1,003.1
Americas – In 2019, Americas Net Sales increased 4.5% to $722.4 million as compared with $691.0 million in 2018. The divestiture of our Waterstar business in the second half of 2018 had an unfavorable impact of 0.3% on Net Sales. In addition, an unfavorable impact of foreign currency translation exchange effects within the Americas impacted Net Sales by approximately 0.8% in 2019. As a result, organic sales growth in the Americas favorably impacted Net Sales by approximately 5.6% due to higher strategic account channel sales from strong demand for our autonomous cleaning machines and sales strength in our industrial equipment sales as well as growth in service and parts and consumables sales in North America. There was also broad-based growth in Latin America, particularly Mexico.
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
Europe, Middle East and Africa – EMEA Net Sales in 2019 decreased 8.3% to $307.6 million as compared to 2018 Net Sales of $335.6 million. In 2019, the unfavorable impact of foreign currency translation exchange effects within EMEA impacted Net Sales by approximately 4.5%. As a result, organic sales in EMEA decreased by approximately 3.8% due to general market weakness in the region, primarily driven by sales declines in France, the United Kingdom, Germany and the Central Europe and Middle Eastern markets.
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
Asia Pacific – APAC Net Sales in 2019 increased 11.0% to $107.6 million as compared to 2018 Net Sales of $96.9 million. In 2019, the direct impact of the acquisition of Gaomei favorably impacted Net Sales by approximately 16.3%. In addition, an unfavorable direct impact of foreign currency translation exchange effects within APAC impacted Net Sales by approximately 3.5% in 2019. As a result, organic sales in APAC decreased by approximately 1.7% primarily due to sales declines in the China distribution business, partially offset by growth across the other APAC markets.
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
Gross Profit
Gross Profit margin was 40.6%, or 100 basis points higher in 2019 compared to 2018. Gross Profit margin was favorably impacted by pricing actions during the year in addition to cost reduction initiatives and favorable product mix. The favorable impacts were partially offset by higher material and labor costs, including the impact from higher tariffs, as well as an impact of $3.3 million from the discontinuation of the Green Machines, Orbio and outdoor product lines and a $0.9 million fair value inventory step-up related to our acquisition of Gaomei in 2019.
Gross Profit margin was 39.6%, or 30 basis points lower in 2018 compared to 2017. Gross Profit margin was unfavorably impacted by manufacturing productivity issues associated with raw material and labor shortages, robust strategic account sales which negatively impacted our mix, higher freight costs and negative impacts from tariffs. The unfavorable Gross Profit margin impacts were partially offset by improved operational performance in both manufacturing and service as well as favorable pricing in North America and EMEA. In addition, Gross Profit margin was favorably impacted by a $7.2 million fair value inventory step-up flow through related to our acquisition of the IPC Group in 2017 that did not repeat in 2018.
Operating Expenses
Research and Development Expense – The Company continues to invest in innovative product development with 2.9% of 2019 Net Sales spent on Research and Development ("R&D"). We continue to invest in developing innovative new products and technologies and the advancement of detergent-free products, fleet management, autonomous vehicles and other sustainable technologies. New products launched in 2019 included the M17 sweeper-scrubber and T17 scrubber.
R&D Expense increased $2.0 million, or 6.4%, in 2019 as compared to 2018. As a percentage of Net Sales, 2019 R&D Expense increased 14 basis points compared to the prior year. The increase in R&D as a percentage of sales reflects the timing of project spend in 2019 and headcount additions to continue to support our initiatives in order to propel our clear technology leadership position.
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

Selling and Administrative Expense – Selling and Administrative Expense ("S&A Expense") increased by $0.9 million, or 0.3%, in 2019 compared to 2018. As a percentage of Net Sales, 2019 S&A Expense decreased 30 basis points to 31.4% from 31.7% in 2018. The primary drivers of the increase from 2018 were approximately $5.9 million of Gaomei-related S&A Expense, a $3.5 million increase in restructuring costs and a $3.4 million increase in compensation-related expenses. These increases were mostly offset by $3.9 million lower acquisition and integration expenses as well as cost containment efforts, including a $7.0 million decrease in professional services.
S&A Expense increased by $21.5 million, or 6.4%, in 2018 compared to 2017. As a percentage of Net Sales, 2018 S&A Expense decreased 170 basis points to 31.7% from 33.4% in 2017. The primary drivers of the increase in spending were approximately $18.3 million of IPC-related S&A Expense due to an additional quarter in 2018 and $12.6 million in compensation-related expenses. These increases were partially offset by a decrease of $9.5 million in restructuring costs from 2017 to 2018.
Total Other Expense, Net
Interest Income – Interest Income was $3.3 million in 2019, an increase of $0.3 million from 2018. The increase between 2019 and 2018 was primarily due to interest income related to foreign currency swap activities.
Interest Income was $3.0 million in 2018, an increase of $0.6 million from 2017. The increase between 2018 and 2017 was primarily due to an extra quarter of interest income related to foreign currency swap activities.
Interest Expense – Interest Expense was $21.1 million in 2019, as compared to $23.3 million in 2018. The lower Interest Expense in 2019 was primarily due to carrying a lower level of debt on our Consolidated Balance Sheets due to debt paydowns, as further described in the Liquidity and Capital Resources section that follows.
Interest Expense was $23.3 million in 2018, as compared to $25.4 million in 2017. The lower Interest Expense in 2018 was primarily due to carrying a lower level of debt on our Consolidated Balance Sheets due to debt paydowns, as further described in the Liquidity and Capital Resources section that follows.
Net Foreign Currency Transaction Losses – Net Foreign Currency Transaction Losses were $0.7 million in 2019 as compared to $1.1 million of losses in 2018. The favorable change in the impact from foreign currency transactions in 2019 was primarily due to fluctuations in foreign currency rates, specifically between the Canadian dollar, Mexican peso and the U.S. dollar, and settlements of transactional hedging activity in the normal course of business.
Net Foreign Currency Transaction Losses were $1.1 million in 2018 as compared to losses of $3.4 million in 2017. The favorable change in the impact from foreign currency transactions in 2018 was primarily due to fluctuations in foreign currency rates, specifically between the euro, Brazilian real and the U.S. dollar, and settlements of transactional hedging activity in the normal course of business. Additionally an unfavorable $1.1 million mark-to-market adjustment of a foreign exchange call option was recorded in 2017 that did not recur in 2018. This instrument was held in connection with our acquisition of the IPC Group in April 2017.
Other Income (Expense), Net – Other Income (Expense), Net was $0.7 million income in 2019 as compared to $0.8 million expense in 2018. The favorable change in Other Income (Expense), Net was due primarily to a $1.8 million acquisition-related indemnification settlement that occurred in 2019.
Other Income (Expense), Net was $0.8 million expense in 2018 as compared to $7.9 million expense in 2017. The unfavorable change in Other Income (Expense), Net was due primarily to a pension settlement loss of $6.4 million in 2017 that did not recur in 2018.

Income Taxes
The overall effective income tax rate was 15.1%, 6.4% and (380.2)% in 2019, 2018 and 2017, respectively.
The expense for 2019 included $2.8 million tax benefit associated with $10.7 million of non-recurring expenses, which impacted the effective tax rate by (2.1)%.
Our effective tax rate fluctuates from year to year due to the global nature of our operations. The effective tax rate increased to 15.1% in 2019 from 6.4% in 2018 primarily due to the mix in full year taxable earnings by country, a favorable tax ruling from Italian tax authorities related to the deductibility of interest expense in Italy received in 2018, and fewer tax benefits related to the exercise of soon-to-expire stock options, partially offset by income tax benefits related to a change in valuation allowances in The Netherlands and the U.S.
The tax expense for 2018 included a $3.5 million tax benefit associated with $10.3 million non-recurring expenses, which impacted the effective tax rate by (6.2)%.
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments – For the years ended December 31, 2019 and 2018, we recorded a pre-tax foreign currency translation loss of $4.5 million and a loss of $16.2 million, respectively. These adjustments resulted from translating the financial statements of our non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar, as well as other adjustments permitted by foreign currency accounting rules.
During 2019, we recorded a pre-tax currency translation loss of $4.5 million. These adjustments were caused primarily by the strengthening of the U.S. dollar to most currencies. In 2019, the U.S. dollar strengthened by approximately 2% to the euro, 1% to the Chinese renminbi, and approximately 3% to the Brazilian real.
During 2018, we recorded a pre-tax currency translation loss of $16.2 million. These adjustments were caused primarily by the strengthening of the U.S. dollar to most currencies. In 2018, the U.S. dollar strengthened by approximately 5% to the euro and approximately 15% to the Brazilian real.
Pension and Postretirement Medical Benefits – The summarized changes in Accumulated Other Comprehensive Loss for the three years ended December 31 were as follows:

	Pension and Postretirement Medical Benefits
	2019	2018	2017
Prior Service Costs	$—	$0.1	$—
Net actuarial (gain) loss	0.4	(1.7)	0.6
Amortization of net actuarial loss	0.1	(0.1)	(0.1)
Settlement Charge	—	—	(6.4)
Total recognized in other comprehensive (income) loss	$0.5	$(1.7)	$(5.9)
The $0.5 million loss in 2019 was primarily due to a $0.4 million actuarial loss relating to an annual actuarial analysis resulting from a 94 basis point decrease in the U.S. pension discount rate, a 69 basis point decrease in the non-U.S. discount rate and an 89 basis point increase in the postretirement discount rate.
The $1.7 million gain in 2018 was due to an actuarial gain relating to an annual actuarial analysis resulting from a 67 basis point increase in the U.S. pension discount rate, a 27 basis point increase in the non-U.S. discount rate and a 69 basis point increase in the postretirement discount rate.

Cash Flow Hedging – For the years ended December 31, 2019 and 2018, we recorded pre-tax adjustments on cash flow hedge financial instruments of a gain of $4.6 million and a gain of $1.3 million, respectively, in Other Comprehensive Income (Loss) as further disclosed in Note 11 to the Company's Consolidated Financial Statements.
The $4.6 million gain in 2019 was primarily due to the strengthening of the U.S. dollar relative to the euro, partially offset by a weakening of the U.S. dollar relative to the Canadian dollar. During 2019, the U.S. dollar strengthened approximately 2% to the euro and weakened approximately 5% to the Canadian dollar.
The $1.3 million gain in 2018 was primarily due to the strengthening of the U.S. dollar relative to the Canadian dollar and Euro. During 2018, the U.S. dollar strengthened approximately 8% to the Canadian dollar and approximately 5% to the euro.
Liquidity and Capital Resources
Liquidity – Cash, Cash Equivalents and Restricted Cash totaled $74.6 million at December 31, 2019, as compared to $86.1 million as of December 31, 2018. Cash, Cash Equivalents and Restricted Cash held by our foreign subsidiaries totaled $45.7 million as of December 31, 2019, as compared to $59.2 million as of December 31, 2018. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 1.7 as of December 31, 2019, and 1.9 as of December 31, 2018, and our working capital was $206.1 million and $219.8 million, respectively.
Our Debt-to-Capital ratio was 48.5% as of December 31, 2019, compared with 53.0% as of December 31, 2018. Our capital structure was comprised of $338.8 million of Debt and $359.9 million of Tennant Company Shareholders’ Equity as of December 31, 2019.
Operating Activities – Cash provided by operating activities was $71.9 million in 2019, $80.0 million in 2018 and $54.2 million in 2017. In 2019, cash provided by operating activities was driven primarily by net earnings, after adding back non-cash items, and a $4.5 million increase in Employee Compensation and Benefits liabilities. These cash inflows were partially offset by cash outflows from a $21.1 million increase in Inventories to support future sales growth, an increase in Accounts Receivable of $8.5 million resulting from higher sales levels, the variety of payment terms offered and mix of business as well as a decrease in Accounts Payable of $7.5 million due to timing of payments.
In 2018, cash provided by operating activities was driven primarily by net earnings, after adding back non-cash items, a $12.6 million increase in Employee Compensation and Benefits liabilities and an increase in Accounts Payable of $4.6 million due to timing of payments. These inflows were partially offset by an increase in Accounts Receivable of $7.6 million resulting from higher sales levels, the variety of payment terms offered and mix of business as well as a $16.6 million increase in Inventories to support future sales growth.
Investing Activities – Net cash used in investing activities was $55.6 million in 2019, $16.1 million in 2018 and $375.3 million in 2017. In 2019, we used $38.3 million for net capital expenditures. Net capital expenditures included investments in a new administrative building, information technology process improvement projects, tooling related to new product development and manufacturing equipment. In addition, we used $19.7 million for the acquisition of the Gaomei, net of cash acquired.
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
Financing Activities – Net cash used in financing activities was $27.4 million in 2019. Net cash used in financing activities was $32.8 million in 2018.

Net cash provided by financing activities was $319.4 million in 2017. In 2019, we made $41.8 million of Debt payments and dividend payments of $16.0 million. Our annual cash dividend payout increased for the 48th consecutive year to $0.88 per share in 2019, an increase of $0.03 per share over 2018. These cash outflows were partially offset by proceeds from credit facility borrowings of $25.0 million and proceeds from the issuance of Common Stock of $6.1 million.
In 2018, cash outflows resulted from $38.3 million of Long-Term Debt payments and dividend payments of $15.3 million. Our annual cash dividend payout increased to $0.85 per share in 2018, an increase of $0.01 per share over 2017. These cash outflows were partially offset by proceeds from the incurrence of Long-Term Debt associated with the Gaomei acquisition, and the issuance of Common Stock of $11.0 million and $5.9 million, respectively.
At December 31, 2019, there were 1,392,263 remaining shares authorized for repurchase.
There were no shares repurchased in 2019, 2018 or 2017. Our 2017 Credit Agreement, as defined below, restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payment. Our Senior Notes due 2025 (the "Notes") also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.
Indebtedness – During 2017, the Company and certain of our foreign subsidiaries entered into a Credit Agreement (the “2017 Credit Agreement”) with JPMorgan, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Wells Fargo, National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents, and the lenders (including JPMorgan) from time to time party thereto.
Borrowings denominated in U.S. dollars under the 2017 Credit Agreement bear interest at a rate per annum equal to the adjusted London interbank offered rate ("LIBOR") for a one month period and do not have fallback language for when LIBOR is no longer available. Uncertainty related to the LIBOR phase out at the end of 2021 may adversely impact the value of, and our obligations under, the 2017 Credit Agreement. We may need to renegotiate our financial obligations that utilize LIBOR. The Company continues to assess and monitor regulatory developments during the transition period.
For further details regarding our indebtedness, see Note 9 to the Consolidated Financial Statements.
Contractual Obligations – Our contractual obligations as of December 31, 2019, are summarized by period due in the following table (in millions):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt(1)	$342.6	$31.3	$11.1	$0.2	$300.0
Interest payments on long-term debt(1)	92.9	18.1	35.4	33.8	5.6
Finance leases	0.2	0.2	—	—	—
Secured borrowings payment	2.6	1.1	1.3	0.2	—
Interest payments on secured borrowings	0.2	0.1	0.1	—	—
Retirement benefit plans(2)	1.2	1.2	—	—	—
Deferred compensation arrangements(3)	2.8	1.1	1.0	0.5	0.2
Operating leases(4)	50.7	18.2	21.6	8.7	2.2
Purchase obligations(5)	52.0	52.0	—	—	—
Total contractual obligations	$545.2	$123.3	$70.5	$43.4	$308.0

(1)
Long-term debt represents borrowings through the Notes and the 2017 Credit Agreement with JPMorgan. Interest on the Notes accrues at the rate of 5.625% per annum and is payable semiannually in cash on each May 1 and November 1. Repayment of the principal amount of the Senior Notes is due upon expiration of the agreement in 2025. Interest payments on our 2017 Credit Agreement with JPMorgan were calculated using the December 31, 2019 30-day LIBOR rate plus a spread.

(2)
Our retirement benefit plans, as described in Note 13 to the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our 2020 expected contribution in the contractual obligations table.

(3)
The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $2.8 million as of December 31, 2019. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant distribution elections.

(4)
Operating lease commitments consist primarily of office and warehouse facilities, vehicles and office equipment as well as the estimated liability for residual value guarantee as discussed in Note 15 to the Consolidated Financial Statements.

(5)	Purchase obligations include all known open purchase orders, contractual purchase commitments and contractual obligations as of December 31, 2019.

Total contractual obligations exclude our gross unrecognized tax benefits of $7.5 million and accrued interest and penalties of $0.6 million as of December 31, 2019. We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 17 to the Consolidated Financial Statements.
Newly Issued Accounting Guidance
See Note 1 to the Consolidated Financial Statements for information on new accounting pronouncements.
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
If our goodwill impairment testing resulted in one or more of our reporting units’ carrying amount exceeding its fair value, we would write down our reporting units’ carrying amount to its fair value and would record an impairment charge in our results of operations in the period such determination is made. Subsequent reversal of goodwill impairment charges is not permitted. Based on our analysis of qualitative factors, we determined that it was not more likely than not that the fair value of our reporting units was less than its respective carrying amount as of December 31, 2019. We had goodwill of $195.1 million as of December 31, 2019.

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
Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our Consolidated Statements of Operations. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2019, a valuation allowance of $6.2 million was recorded against foreign tax loss carryforwards, foreign tax credit carryforwards and state credit carryforwards.
Cautionary Factors Relevant to Forward-Looking Information
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains certain statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include:

•	Ability to effectively manage strategic plans or growth processes.

•	Ability to successfully upgrade and evolve our information technology systems.

•	Fluctuations in the cost, quality or availability of raw materials and purchased components.

•	Geopolitical and economic uncertainty throughout the world.

•	Ability to integrate acquisitions.

•	Ability to attract, retain and develop key personnel and create effective succession planning strategies.

•	Ability to successfully protect our information technology systems from cybersecurity risks.

•	Ability to develop and commercialize new innovative products and services.

•	Competition in our business.

•	Occurrence of a significant business interruption.

•	Ability to comply with global laws and regulations.

•	Potential disruption of our business from actions of activist investors or others.

•	Unforeseen product liability claims or product quality issues.

•	Ability to generate sufficient cash to satisfy our debt obligations.

•	Foreign currency fluctuations.
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
We continue to focus on mitigating the risk of future raw material or other product component cost increases through supplier negotiations, ongoing optimization of our supply chain, the continuation of cost reduction actions and product pricing. The success of these efforts will depend upon our ability to leverage our commodity spend in the current global economic environment. If the commodity prices increase significantly and we are not able to offset the increases with higher selling prices, our results may be unfavorably impacted in 2020.
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
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between the Company and its subsidiaries. During 2017, we entered into euro to U.S. dollar foreign exchange cross currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We entered into these foreign exchange cross currency swaps to hedge the foreign currency-denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. We designated these cross currency swaps as cash flow hedges. The hedged cash flows as of December 31, 2019 included €166.8 million of total notional value. As of December 31, 2019, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €16.8 million. The scheduled maturity and principal payment of the loan and related swaps of €150.0 million are due in April 2022. There were no new cross currency swaps designated as cash flow hedges as of December 31, 2019.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Gaomei during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, Gaomei’s internal control over financial reporting associated with total assets of $41.3 million and total revenues of $15.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Gaomei.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and related amendments, and as discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenues as of January 1, 2018 due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), and related amendments.
Basis for Opinions
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the acquisition-date fair value of contingent consideration
As discussed in Note 5 to the consolidated financial statements, on January 4, 2019, the Company acquired Gaomei for a total purchase price of $27.1 million, including $4.7 million representing the estimated fair value of contingent consideration at the acquisition date. The acquisition-date fair value was based on probability-weighted scenario analyses of achieving certain levels of gross profit growth over a three-year period. Consideration ranging from zero to $42.4 million will be paid in March 2021 if the gross profit growth targets are met.
We identified the evaluation of the acquisition-date fair value of contingent consideration as a critical audit matter. A high degree of auditor judgment was required in assessing the valuation method, forecasted annual gross profit growth rates, gross profit volatility rate, and discount rate, as the fair value determination is sensitive to minor changes in these assumptions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s fair value determination process, including controls over the development of the forecasted annual gross profit growth rates, gross profit volatility rate, and discount rate. We analyzed the forecasted gross profit growth rates by comparing the Gaomei forecasted gross profit growth rates to historical results to assess the Company’s ability to accurately forecast. We performed sensitivity analyses to assess the impact of changes in these assumptions on the Company’s fair value determination of the contingent consideration. We involved valuation professionals with specialized skills and knowledge who assisted in:

•	evaluating the valuation method used by the Company to determine the acquisition-date fair value of contingent consideration,

•	evaluating the Company’s gross profit volatility rate by comparing the Company’s inputs to amounts calculated from publicly available data for comparable entities and assessing the resulting rates,

•	evaluating the Company’s discount rate by comparing the Company’s inputs to publicly available data for comparable entities and assessing the resulting rates, and

•	performing independent simulation analyses to assess the accuracy of the Company’s resulting fair value of contingent consideration.

/s/ KPMG LLP
We have served as the Company's auditor since 1954.

Minneapolis, Minnesota
February 27, 2020

Consolidated Statements of Operations
TENNANT COMPANY AND SUBSIDIARIES
(In millions, except shares and per share data)

Years ended December 31	2019	2018	2017
Net Sales	$1,137.6	$1,123.5	$1,003.1
Cost of Sales	675.9	678.5	603.3
Gross Profit	461.7	445.0	399.8
Operating Expense:
Research and Development Expense	32.7	30.7	32.0
Selling and Administrative Expense	357.2	356.3	334.8
Total Operating Expense	389.9	387.0	366.8
Profit from Operations	71.8	58.0	33.0
Other Income (Expense):
Interest Income	3.3	3.0	2.4
Interest Expense	(21.1)	(23.3)	(25.4)
Net Foreign Currency Transaction Losses	(0.7)	(1.1)	(3.4)
Other Income (Expense), Net	0.7	(0.8)	(7.9)
Total Other Expense, Net	(17.8)	(22.2)	(34.3)
Profit (Loss) Before Income Taxes	54.0	35.8	(1.3)
Income Tax Expense	8.1	2.3	4.9
Net Earnings (Loss) Including Noncontrolling Interest	45.9	33.5	(6.2)
Net Earnings (Loss) Attributable to Noncontrolling Interest	0.1	0.1	—
Net Earnings (Loss) Attributable to Tennant Company	$45.8	$33.4	$(6.2)

Net Earnings (Loss) Attributable to Tennant Company per Share:
Basic	$2.53	$1.86	$(0.35)
Diluted	$2.48	$1.82	$(0.35)

Weighted Average Shares Outstanding:
Basic	18,118,486	17,940,438	17,695,390
Diluted	18,453,145	18,338,569	17,695,390
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
TENNANT COMPANY AND SUBSIDIARIES
(In millions)

Years ended December 31	2019	2018	2017
Net Earnings (Loss) Including Noncontrolling Interest	$45.9	$33.5	$(6.2)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(4.5)	(16.2)	28.3
Pension and retiree medical benefits	(0.5)	1.7	5.9
Cash flow hedge	4.6	1.3	(7.7)
Income Taxes:
Foreign currency translation adjustments	0.1	0.2	0.3
Pension and retiree medical benefits	0.1	(0.5)	(2.1)
Cash flow hedge	(1.1)	(1.4)	2.9
Total Other Comprehensive (Loss) Income, net of tax	(1.3)	(14.9)	27.6
Total Comprehensive Income Including Noncontrolling Interest	44.6	18.6	21.4
Comprehensive Income Attributable to Noncontrolling Interest	0.1	0.1	—
Comprehensive Income Attributable to Tennant Company	$44.5	$18.5	$21.4
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES
(In millions, except shares and per share data)

December 31	2019	2018
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$74.6	$86.1
Receivables:
Trade, less Allowances of $3.6 and $2.5, respectively	216.5	208.0
Other	6.8	8.2
Net Receivables	223.3	216.2
Inventories	150.1	135.1
Prepaid and Other Current Assets	33.0	31.2
Total Current Assets	481.0	468.6
Property, Plant and Equipment	412.5	386.6
Accumulated Depreciation	(239.2)	(223.2)
Property, Plant and Equipment, Net	173.3	163.4
Operating Lease Assets	46.6	—
Goodwill	195.1	182.7
Intangible Assets, Net	137.7	146.5
Other Assets	29.2	31.3
Total Assets	$1,062.9	$992.5
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$31.3	$27.0
Accounts Payable	94.1	98.4
Employee Compensation and Benefits	63.5	56.1
Other Current Liabilities	86.0	67.4
Total Current Liabilities	274.9	248.9
Long-Term Liabilities:
Long-Term Debt	307.5	328.1
Long-Term Operating Lease Liability	30.3	—
Employee-Related Benefits	19.4	21.1
Deferred Income Taxes	41.7	46.0
Other Liabilities	27.8	32.1
Total Long-Term Liabilities	426.7	427.3
Total Liabilities	701.6	676.2
Commitments and Contingencies (Note 16)
Equity:
Common Stock, $0.375 par value per share, 60,000,000 shares authorized; 18,336,010 and 18,125,201 issued and outstanding, respectively	6.9	6.8
Additional Paid-In Capital	45.5	28.5
Retained Earnings	346.0	316.3
Accumulated Other Comprehensive Loss	(38.5)	(37.2)
Total Tennant Company Shareholders' Equity	359.9	314.4
Noncontrolling Interest	1.4	1.9
Total Equity	361.3	316.3
Total Liabilities and Total Equity	$1,062.9	$992.5
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES
(In millions)

Years ended December 31	2019	2018	2017
OPERATING ACTIVITIES
Net Earnings (Loss) Including Noncontrolling Interest	$45.9	$33.5	$(6.2)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Depreciation	32.2	32.3	26.2
Amortization of Intangible Assets	22.2	22.1	17.1
Amortization of Debt Issuance Costs	1.3	2.4	1.8
Debt Issuance Cost Charges Related to Short-Term Financing	—	—	6.2
Fair Value Step-Up Adjustment to Acquired Inventory	0.9	—	7.2
Deferred Income Taxes	(9.6)	(10.9)	(6.1)
Share-Based Compensation Expense	11.4	8.3	5.9
Allowance for Doubtful Accounts and Returns	2.5	0.8	1.6
Acquisition Contingent Consideration Adjustment	(2.3)	—	—
Note Receivable Write-down	2.7	—	—
Discontinuation of Product Lines	3.3	—	—
Other, Net	1.1	(0.4)	0.4
Changes in Operating Assets and Liabilities, Net of Assets Acquired:
Receivables, Net	(8.5)	(7.6)	(14.4)
Inventories	(21.1)	(16.6)	(2.9)
Accounts Payable	(7.5)	4.6	10.8
Employee Compensation and Benefits	4.5	12.7	(4.0)
Other Current Liabilities	(1.4)	(0.7)	11.1
Other Assets and Liabilities	(5.7)	(0.5)	(0.5)
Net Cash Provided by Operating Activities	71.9	80.0	54.2
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(38.4)	(18.8)	(20.4)
Proceeds from Disposals of Property, Plant and Equipment	0.1	0.1	2.5
Proceeds from Principal Payments Received on Long-Term Note Receivable	2.9	1.4	0.7
Issuance of Long-Term Note Receivable	—	—	(1.5)
Acquisitions of Businesses, Net of Cash, Cash Equivalents and Restricted Cash Acquired	(19.7)	—	(354.1)
Purchase of Intangible Asset	(0.5)	(2.8)	(2.5)
Proceeds from Sale of Business	—	4.0	—
Net Cash Used in Investing Activities	(55.6)	(16.1)	(375.3)
FINANCING ACTIVITIES
Proceeds from Debt	25.0	14.9	743.0
Repayments of Debt	(41.8)	(38.3)	(399.3)
Change in Finance Lease Obligations	(0.2)	—	0.3
Payments of Debt Issuance Costs	—	—	(16.5)
Proceeds from Issuances of Common Stock	6.1	5.9	6.9
Purchase of Noncontrolling Owner Interest	(0.5)	—	—
Dividends Paid	(16.0)	(15.3)	(15.0)
Net Cash (Used in) Provided by Financing Activities	(27.4)	(32.8)	319.4
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(0.4)	(4.0)	2.2
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11.5)	27.1	0.5
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	86.1	59.0	58.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$74.6	$86.1	$59.0

SUPPLEMENTAL CASH FLOW INFORMATION
Years ended December 31	2019	2018	2017
Cash Paid for:
Income Taxes	$21.7	$11.1	$13.5
Interest	$19.7	$22.4	$14.2
Supplemental Non-Cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$3.9	$2.3	$2.2
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
TENNANT COMPANY AND SUBSIDIARIES
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2016	17,688,350	$6.6	$3.6	$318.2	$(49.9)	$278.5	$—	$278.5
Net Loss	—	—	—	(6.2)	—	(6.2)	—	(6.2)
Other Comprehensive Income	—	—	—	—	27.6	27.6	—	27.6
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 16,990 shares	192,827	0.1	5.6	—	—	5.7	—	5.7
Share-Based Compensation	—	—	5.9	—	—	5.9	—	5.9
Dividends paid $0.84 per Common Share	—	—	—	(15.0)	—	(15.0)	—	(15.0)
Recognition of Noncontrolling Interest	—	—	—	—	—	—	2.0	2.0
Balance, December 31, 2017	17,881,177	$6.7	$15.1	$297.0	$(22.3)	$296.5	$2.0	$298.5
Net Earnings	—	—	—	33.4	—	33.4	0.1	33.5
Other Comprehensive Loss	—	—	—	—	(14.9)	(14.9)	—	(14.9)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 9,598 shares	244,024	0.1	5.1	—	—	5.2	—	5.2
Share-Based Compensation	—	—	8.3	—	—	8.3	—	8.3
Dividends paid $0.85 per Common Share	—	—	—	(15.3)	—	(15.3)	—	(15.3)
Recognition of Noncontrolling Interests	—	—	—	—	—	—	(0.2)	(0.2)
Adjustments to beginning Retained Earnings resulting from newly adopted accounting pronouncements	—	—	—	1.2	—	1.2	—	1.2
Balance, December 31, 2018	18,125,201	$6.8	$28.5	$316.3	$(37.2)	$314.4	$1.9	$316.3
Net Earnings	—	—	—	45.8	—	45.8	0.1	45.9
Other Comprehensive Loss	—	—	—	—	(1.3)	(1.3)	—	(1.3)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 12,198 shares	210,809	0.1	5.1	—	—	5.2	—	5.2
Share-Based Compensation	—	—	11.4	—	—	11.4	—	11.4
Dividends paid $0.88 per Common Share	—	—	—	(16.0)	—	(16.0)	—	(16.0)
Purchase of Noncontrolling Interests	—	—	0.5	—	—	0.5	(0.5)	—
Other	—	—	—	(0.1)	—	(0.1)	(0.1)	(0.2)
Balance, December 31, 2019	18,336,010	$6.9	$45.5	$346.0	$(38.5)	$359.9	$1.4	$361.3
See accompanying Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

1.	Summary of Significant Accounting Policies
Nature of Operations – We are a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, significantly reduce environmental impact and help create a cleaner, safer, healthier world. We offer products and solutions consisting of mechanized cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, specialty surface coatings, and business solutions such as financing, rental and leasing programs, and machine-to-machine asset management solutions. Our products are used in many types of environments including: Retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. Customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
Reclassification – We reclassified $6.6 million of payroll tax accruals from Other Current Liabilities to Employee Compensation and Benefits in the Consolidated Balance Sheet at December 31, 2018 to conform to the current year presentation. This reclassification is also reflected in the Consolidated Statement of Cash Flows for the years ended December 31, 2018 and 2017.
Consolidation – The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.
Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of Accumulated Other Comprehensive Loss. The balance of cumulative foreign currency translation adjustments recorded within Accumulated Other Comprehensive Loss as of December 31, 2019, 2018 and 2017 was a net loss of $36.3 million, $31.9 million and $15.8 million, respectively. The majority of translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Net Foreign Currency Transaction Losses are included in Other Income (Expense), Net.
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
Cash and Cash Equivalents – We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.
Restricted Cash – We have a total of $0.5 million as of December 31, 2019 and 2018 that serves as collateral backing certain bank guarantees and is therefore restricted. This money is invested in time deposits.
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
Property, Plant and Equipment – Property, plant and equipment is carried at cost. Additions and improvements that extend the lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. We generally depreciate buildings and improvements by the straight-line method over a life of 30 years. Other property, plant and equipment are generally depreciated using the straight-line method based on lives of 3 years to 15 years.
Leases – We assess whether an arrangement is a lease at inception.
Operating leases with an initial term of 12 months or less are expensed as incurred as short-term lease cost. We have elected the practical expedient to not separate lease and non-lease components for all asset classes. Operating lease assets and operating lease liabilities are calculated based on the present value of the future lease payments over the lease term at the lease commencement date. When future lease payments are based on an index or rate, operating lease assets and operating lease liabilities are calculated using the prevailing index or rate at the lease commencement date. As the implicit rate is not readily determinable, we use our incremental borrowing rate based on the information available at the lease start date in determining the present value of future

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

payments. Information used in determining the incremental borrowing rates for the Company's leases includes: (1) the market yield on the Company's traded bond, adjusted for the presence of collateral and the difference in terms of the bond and the leases, (2) consideration of the currency in which each lease was denominated, and (3) the lease term. The operating lease asset is increased by any lease payments made at or before the lease start date, increased by initial direct costs incurred, and reduced by lease incentives. The lease term includes options to renew or terminate the lease when it is reasonably certain that we will exercise that option. The exercise of lease renewal options is at our sole discretion. The useful life of lease assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain leases also include options to purchase the leased asset. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Certain leases contain variable lease payments for items such as index-based changes in rent, fuel and common area maintenance, which we expense as incurred as variable lease cost.
Finance leases are not material to our Consolidated Financial Statements.
Further details regarding leases are discussed in Notes 2 and 15.
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
Purchase of Common Stock – We repurchase our Common Stock under 2016 and 2015 repurchase programs authorized by our Board of Directors. These programs allow us to repurchase up to an aggregate of 1,392,892 shares of our Common Stock. Upon repurchase, the par value is charged to Common Stock and the remaining purchase price is charged to Additional Paid-in Capital. If the amount of the remaining purchase price causes the Additional Paid-in Capital account to be in a negative position, this amount is then reclassified to Retained Earnings. Common Stock repurchased is included in shares authorized but is not included in shares outstanding.
Warranty – We record a liability for estimated warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty terms on machines range from 1 to 4 years. However, the majority of our claims are paid out within the first six to nine months following a sale. The majority of the liability for estimated warranty claims represents amounts to be paid out in the near term for qualified warranty issues, with immaterial amounts reserved to be paid out for older equipment warranty issues. Warranty costs are recorded as a component of Selling and Administrative Expense in the Consolidated Statements of Operations.
Debt Issuance Costs – We record all applicable debt issuance costs related to a recognized debt liability in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability, if not a line-of-credit arrangement. All debt issuance costs related to line-of-credit arrangements are recorded as part of Other Assets in the Consolidated Balance Sheets. We amortize our debt issuance costs using the effective interest method over the term of the debt instrument or line-of-credit arrangement. Amortization of these costs is included as part of Interest Expense in the Consolidated Statements of Operations.
Environmental – We record a liability for environmental clean-up on an undiscounted basis when a loss is probable and can be reasonably estimated.
Pension and Profit Sharing Plans – Substantially all U.S. employees are covered by various retirement benefit plans, including postretirement medical plans, defined benefit pension plans and defined contribution savings plans. Pension plan costs are accrued based on actuarial estimates with the required pension cost funded annually, as needed. No new participants have entered the defined benefit pension plan since 2000 and no new participants have entered the postretirement medical plan since 1998. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. For further details regarding our pension and profit sharing plans, see Note 13.
Postretirement Benefits – We accrue and recognize the cost of retiree health benefits over the employees’ period of service based on actuarial estimates. Benefits are only available for U.S. employees hired before January 1, 1999.
Derivative Financial Instruments – In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We hedge our net recognized foreign currency-denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. We may also use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in foreign currency exchange rates. We enter into these foreign exchange contracts to hedge a portion of our forecasted currency-denominated revenue in the normal course of business, and accordingly, they are not speculative in nature.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

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
Revenue Recognition – Revenue is recognized when control transfers under the terms of the contract with our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We do not account for shipping and handling as a distinct performance obligation as we generally perform shipping and handling activities after we transfer control of goods to the customer. We have elected to account for shipping and handling costs associated with outbound freight after control of goods has transferred to a customer as a fulfillment cost. Incidental items that are immaterial in the context of the contract are not recognized as a separate performance obligation. We do not have any significantly extended payment terms as payment is generally received within one year of the point of sale.
In general, we transfer control and recognize a sale at the point in time when products are shipped from our manufacturing facilities both direct to consumers and to distributors. Service revenue is recognized in the period the service is performed or ratably over the period of the related service contract. Consideration related to service contracts is deferred if the proceeds are received in advance of the satisfaction of the performance obligations and recognized over the contract period as the performance obligation is met. We use an output method to measure progress toward completion for certain prepaid service contracts, as this method appropriately depicts performance toward satisfaction of the performance obligations.
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
We generally expense the incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs relate primarily to sales commissions and are recorded in Selling and Administrative Expense in the Consolidated Statements of Operations.
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
We adopted ASU No. 2014-9, Revenue from Contracts with Customers, (Topic 606), in January 2018 using the modified retrospective method. Further details regarding revenue recognition are discussed in Note 3.
Share-based Compensation – We account for employee share-based compensation using the fair value based method. Our share-based compensation plans are more fully described in Note 18.
Research and Development – Research and development costs are expensed as incurred.
Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, e-mail marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2019, 2018 and 2017, such activities amounted to $8.2 million, $8.8 million and $8.2 million, respectively.
Income Taxes – Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided when, in management’s judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have established uncertain tax position accruals using management’s best judgment. We follow guidance provided by Accounting Standards Codification (ASC) 740, Income Taxes, regarding uncertainty in income taxes, to record these uncertain tax position accruals (refer to Note 17 for additional information). We adjust these accruals as facts and circumstances change. Interest expense is recognized in the first period the interest would begin accruing. Penalties are recognized in the period we claim or expect to claim the position in our tax return. Interest and penalty expenses are classified as an income tax expense.
Earnings per Share – Basic earnings (loss) per share is computed by dividing Net Earnings (Loss) Attributable to Tennant Company by the Weighted Average Shares Outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive stock options, performance shares, restricted shares and restricted stock units. These conversions are not included in our computation of diluted earnings per share if we have a net loss attributable to the Company in a reporting period or if the instruments are out-of-the-money, as the effects are anti-dilutive.
New Accounting Pronouncements – In June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU improves financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Under the new guidance, the ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amendments in this ASU are effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, which is our

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

fiscal 2020. Early application is permitted. We adopted this ASU in January 2020. We evaluated the impact of this amended guidance on our consolidated financial statements and related disclosures and concluded that it is immaterial.

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits- Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans which updates disclosure requirements for defined benefit pension and other postretirement plans. This ASU is effective for annual periods ending after December 15, 2020, which is our fiscal 2021. Early application is permitted. We will adopt this ASU in the fourth quarter of 2020. We expect the impact of this amended guidance on our disclosures to be immaterial.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendment is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. We plan to adopt this ASU in the first quarter of 2021. We are still evaluating the impact of this amended guidance on our consolidated financial statements and related disclosures.
Further details regarding the adoption of new accounting standards are discussed in Note 2.

2.	Newly Adopted Accounting Pronouncements
Leases
On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). This ASU requires lessees to recognize operating lease assets and operating lease liabilities on the balance sheet. Under the new guidance, lessor accounting is largely unchanged.
We have elected to adopt the standard on the modified retrospective basis. We have also elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we have elected the short-term lease recognition whereby we will not recognize operating lease related assets or liabilities for leases with a lease term less than one year. We have also elected the practical expedient to not separate lease and non-lease components for our asset classes. We did not elect the hindsight practical expedient to determine the reasonably certain term of existing leases.
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
3.Revenue
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
Further information on revenue recognition is described in Note 1.
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the years ended December 31, 2019, 2018 and 2017 (in millions):
Net Sales by geographic area

	Years Ended
	December 31
	2019	2018	2017
Americas	$722.4	$691.0	$640.3
Europe, Middle East and Africa	307.6	335.6	273.7
Asia Pacific	107.6	96.9	89.1
Total	$1,137.6	$1,123.5	$1,003.1
Net Sales are attributed to each geographic area based on the end user country and are net of intercompany sales.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Net Sales by groups of similar products and services

	Years Ended
	December 31
	2019	2018	2017
Equipment	$742.7	$730.0	$636.9
Parts and Consumables	221.0	222.3	202.5
Specialty Surface Coatings	25.7	29.8	31.4
Service and Other	148.2	141.4	132.3
Total	$1,137.6	$1,123.5	$1,003.1
Net Sales by sales channel

	Years Ended
	December 31
	2019	2018	2017
Sales Direct to Consumer	$750.9	$735.2	$674.5
Sales to Distributors	386.7	388.3	328.6
Total	$1,137.6	$1,123.5	$1,003.1

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
The change in our sales incentive accrual balance for the years ended December 31, 2019 and 2018 was as follows:

	Years Ended
	December 31
	2019	2018
Beginning balance	$16.7	$13.5
Additions to sales incentive accrual	24.7	30.5
Contract payments	(27.7)	(27.0)
Foreign currency fluctuations	—	(0.3)
Ending balance	$13.7	$16.7

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The change in the deferred revenue balance for the years ended December 31, 2019 and 2018 was as follows:

	Years Ended
	December 31
	2019	2018
Beginning balance	$8.5	$7.8
Increase in deferred revenue representing our obligation to satisfy future performance obligations	26.0	14.7
Deferred revenue acquired from acquisition of Gaomei Cleaning Equipment Company	1.4	—
Decrease in deferred revenue for amounts recognized in Net Sales for satisfied performance obligations	(25.2)	(13.8)
Foreign currency fluctuations	—	(0.2)
Ending balance	$10.7	$8.5

As of December 31, 2019, $6.8 million and $3.9 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets. Of this, we expect to recognize the following approximate amounts in Net Sales in the following periods:

2020	$6.8
2021	2.1
2022	1.1
2023	0.5
2024	0.2
Thereafter	—
Total	$10.7

As of December 31, 2018, $5.0 million and $3.5 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets.
4.     Management Actions
Restructuring Actions
During 2018, we implemented a restructuring action consisting of severance to further our integration efforts related to the IPC Group. The pre-tax charge of $1.0 million was included within Selling and Administrative Expense in the Consolidated Statements of Operations. The charge impacted our EMEA and APAC operating segments. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.
During 2019, we implemented restructuring actions to further our integration efforts related to the IPC Group. The pre-tax charge of $4.8 million consisting of severance was included, with $0.3 million in Cost of Sales and $4.5 million in Selling and Administrative Expense in the Consolidated Statements of Earnings. The charge impacted our EMEA and Americas operating segments. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.
A reconciliation to the ending liability balance of severance and related costs as of December 31, 2019 is as follows:

Severance and Related Costs
December 31, 2017 Balance	$3.4
2018 charges and utilization:
New charges	1.0
Cash payments	(2.1)
Foreign currency adjustments	(0.1)
December 31, 2018 Balance	2.2
2019 charges and utilization:
New charges	6.1
Cash payments	(2.5)
Adjustment to accrual	(1.3)
December 31, 2019 Balance	$4.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Other Actions
During the second quarter of 2019, we recorded a $2.7 million write-down of a portion of a note receivable related to the divestiture of the Green Machine business to adjust the balance to net realizable value. This write-down was recorded in Selling and Administrative Expenses. In the third quarter of 2019, we collected the remaining balance of the note receivable.
In 2019, we made the decision to exit certain product lines and as a result recorded $3.3 million in Cost of Sales to reflect our estimate of inventory that will not be sold.

5.	Acquisitions and Divestitures
Gaomei
On January 4, 2019, we completed the acquisition of Hefei Gaomei Cleaning Machines Co., Ltd. and Anhui Rongen Environmental Protection Technology Co., Ltd. (collectively "Gaomei"), privately held designers and manufacturers of commercial cleaning solutions based in China. The financial results for Gaomei have been included in the consolidated financial results since the date of closing.
The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

ASSETS
Current Assets	$8.5
Intangible Assets Subject to Amortization:
Trade Name	1.8
Customer Lists	13.9
Other Assets	1.3
Total Identifiable Assets Acquired	25.5
LIABILITIES
Current Liabilities	(8.0)
Long-Term Liabilities	(6.0)
Total Identifiable Liabilities Assumed	(14.0)
Goodwill	15.6
Total Purchase Price	$27.1

The fair value measurements were final as of December 31, 2019.

The total purchase price includes the following:

•$11.3 million which was paid during the first quarter of 2019 upon close of the transaction;

•$11.3 million which was paid in the fourth quarter of 2019;

•
$4.7 million which represents the estimated fair value of contingent consideration at the acquisition date. The estimate is based on a probability-weighted scenario analysis of achieving certain levels of gross profit growth over a three year period. Consideration of $0.0 million to $42.4 million will be paid in March 2021 if the gross profit growth targets are met. As of December 31, 2019, the contingent consideration, which is recorded in Other Liabilities on our Consolidated Balance Sheet, had a fair value of $2.1 million; and

•$(0.2) million which represents a working capital purchase price adjustment.

None of the goodwill is expected to be deductible for income tax purposes. The expected lives of the acquired amortizable intangible assets range from 10 years to 15 years and are being amortized on a straight-line basis. The pro forma effects of this acquisition are not significant to the Company.
Waterstar
During 2018, we sold substantially all of the assets of our Waterstar business for $4.0 million in cash. The resulting gain was approximately $1.0 million and is reflected within Selling and Administrative Expense in operating profit in our Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

IP Cleaning S.p.A.
On April 6, 2017, we acquired nearly 100 percent of the outstanding capital stock of IPC Group for a purchase price of $353.8 million, net of cash acquired of $8.8 million. The primary seller was Ambienta SGR S.p.A., a European private equity fund. IPC Group, based in Italy, is a designer and manufacturer of innovative professional cleaning equipment, cleaning tools and supplies. The acquisition strengthens our presence and market share in Europe and will allow us to better leverage our EMEA cost structure. We funded the acquisition of IPC Group, along with related fees, including refinancing of existing debt, with funds raised through borrowings under a senior secured credit facility in an aggregate principal amount of $420.0 million. Further details regarding our acquisition financing arrangement are discussed in Note 9.
The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisition of IPC Group had occurred as of January 1, 2017:

Years ended December 31	2017
Net Sales
Pro forma	$1,057.1
As reported	1,003.1

Net Earnings (Loss) Attributable to Tennant Company
Pro forma	$12.3
As reported	(6.2)

Net Earnings (Loss) Attributable to Tennant Company per Diluted Share
Pro forma	$0.68
As reported	(0.35)

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
• Incremental interest expense related to additional debt used to finance the acquisition;
• Exclusion of non-recurring acquisition-related transaction and financing costs; and
• Pro forma adjustments tax affected based on the jurisdiction where the costs were incurred.

6.	Inventories
Inventories as of December 31 consisted of the following:

	2019	2018
Inventories carried at LIFO:
Finished goods	$50.9	$48.6
Raw materials, production parts and work-in-process	32.5	28.6
Excess of FIFO over LIFO cost (a)	(33.4)	(31.2)
Total LIFO inventories	$50.0	$46.0

Inventories carried at FIFO:
Finished goods	$60.1	$53.5
Raw materials, production parts and work-in-process	40.0	35.6
Total FIFO inventories	$100.1	$89.1
Total inventories	$150.1	$135.1

(a) Inventories of $50.0 as of December 31, 2019, and $46.0 as of December 31, 2018, were valued at LIFO. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

7.	Property, Plant and Equipment
Property, Plant and Equipment and related Accumulated Depreciation, including equipment under finance leases, as of December 31, consisted of the following:

	2019	2018
Property, Plant and Equipment:
Land	$19.2	$17.9
Buildings and improvements	98.7	93.7
Machinery and manufacturing equipment	165.2	154.1
Office equipment	107.2	111.2
Construction in progress	22.2	9.7
Total Property, Plant and Equipment	412.5	386.6
Less: Accumulated Depreciation	(239.2)	(223.2)
Property, Plant and Equipment, Net	$173.3	$163.4

Depreciation expense was $32.2 million in 2019, $32.3 million in 2018 and $26.2 million in 2017.

8.	Goodwill and Intangible Assets
For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America, Latin America, Coatings, EMEA and APAC. We perform an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. Based on our analysis, we determined that there was no goodwill impairment as of December 31, 2019 and 2018.
The changes in the carrying amount of Goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2017	$227.2	$(41.2)	$186.0
Additions	—	—	—
Purchase accounting adjustments	4.6	—	4.6
Foreign currency fluctuations	(10.1)	2.2	(7.9)
Balance as of December 31, 2018	$221.7	$(39.0)	$182.7
Additions	15.6	—	15.6
Foreign currency fluctuations	(2.2)	(1.0)	(3.2)
Balance as of December 31, 2019	$235.1	$(40.0)	$195.1

The balances of acquired Intangible Assets, excluding Goodwill, are as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of December 31, 2019
Original cost	$154.1	$31.8	$17.1	$203.0
Accumulated amortization	(49.8)	(8.2)	(7.3)	(65.3)
Carrying amount	$104.3	$23.6	$9.8	$137.7
Weighted-average original life (in years)	15	11	11

Balance as of December 31, 2018
Original cost	$143.1	$30.6	$17.4	$191.1
Accumulated amortization	(33.8)	(5.3)	(5.5)	(44.6)
Carrying amount	$109.3	$25.3	$11.9	$146.5
Weighted-average original life (in years)	15	10	10

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The purchase accounting adjustments recorded in 2018 were based on the fair value adjustments related to our acquisition of the IPC Group, as described further in Note 5.
In 2019, as part of our acquisition of Gaomei, we acquired trade names and a customer list with a combined fair value of $15.7 million. Further details regarding the purchase price allocation of Gaomei are described in Note 5.
Amortization expense on Intangible Assets was $22.2 million, $22.1 million and $17.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Estimated aggregate amortization expense based on the current carrying amount of amortizable Intangible Assets for each of the five succeeding years is as follows:

2020	$20.6
2021	19.0
2022	16.9
2023	15.4
2024	13.9
Thereafter	51.9
Total	$137.7

9.Debt
Credit Facility Borrowings
2017 Credit Agreement
In 2017, the Company and certain of our foreign subsidiaries entered into a secured Credit Agreement (the "2017 Credit Agreement") with JPMorgan, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Wells Fargo, National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents, and the lenders (including JPMorgan) from time to time party thereto.
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
The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the Company’s ability to incur indebtedness and liens and merge or consolidate with another entity. The 2017 Credit Agreement also contains financial covenants, requiring us to maintain a ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.00 to 1, as well as requiring us to maintain a ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the year ended December 31, 2019. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net indebtedness to Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. In connection with the closing of the Gaomei acquisition, we elected an acquisition holiday as provided for under the 2017 Credit Agreement, which increased the net leverage ratio from 4.00 to 1 to 4.50 to 1 and the senior secured net leverage ratio from 3.50 to 1 to 4.00 to 1 during each quarter of 2019. We were in compliance with our financial covenants at December 31, 2019.
In 2018, the Company signed Amendment No. 1 to the 2017 Credit Agreement, which clarified that the adoption of the new lease accounting standard in 2019 would have no effect on any financial covenant calculations.
Effective with our fiscal year ended December 31, 2018, we are required to repay the senior credit agreement with 25% to 50% of our excess cash flow from the preceding fiscal year, as defined in the agreement, unless our net leverage ratio for such preceding fiscal year is less than or equal to 3.00 to 1. We were not required to repay any additional amount of the Notes (as defined below) due to this clause.
The Notes also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

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
Registration Rights Agreement
In connection with the issuance and sale of the Notes, the Company entered into a Registration Rights Agreement, dated April 18, 2017, among the Company, the Guarantors and Goldman, Sachs & Co. and J.P. Morgan Securities LLC (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed (1) to use its commercially reasonable efforts to consummate an exchange offer to exchange the original Notes for new registered notes (the "Exchange Notes"), with terms substantially identical in all material respects with the Original Notes (except that the Exchange Notes will not contain terms with respect to additional interest, registration rights or transfer restrictions) and (2) if required, to have a shelf registration statement declared effective with respect to resales of the Notes.
During the first quarter of 2018, we commenced the exchange offer required by the Registration Rights Agreement. The exchange offer closed during the first quarter of 2018. We did not incur any additional indebtedness as a result of the exchange offer. As a result, we were not required to pay additional interest on the Notes.
Debt outstanding as of December 31 consisted of the following:

	2019	2018
Bank Borrowings	$—	$3.9
Senior Unsecured Notes	300.0	300.0
Secured Credit Facility Borrowings	40.0	53.0
Other Secured Borrowings	2.4	2.4
Finance Lease Liabilities	0.2	0.5
Unamortized Debt Issuance Costs	(3.8)	(4.7)
Total Debt	338.8	355.1
Less: Current Portion of Long-Term Debt (1)	(31.3)	(27.0)
Long-term portion	$307.5	$328.1

(1)
Current portion of long-term debt includes a $30.0 million of anticipated repayment on Secured Credit Facility Borrowings under our 2017 Credit Agreement, $1.1 million of current maturities of other secured borrowings and $0.2 million of current maturities of finance lease obligations.

As of December 31, 2019, we had outstanding borrowings under our Senior Unsecured Notes of $300.0 million. We had outstanding borrowings under our 2017 Credit Agreement totaling $40.0 million under our term loan facility. In addition, we had letters of credit and bank guarantees outstanding in the amount of $3.3 million, leaving approximately $156.7 million of unused borrowing capacity on our revolving facility. Although we are not required to make a minimum principal payment during 2020, we have both the intent and the ability to pay an additional $30.0 million during 2020. As such, we have classified $30.0 million as current maturities of long-term debt. Commitment fees on unused lines of credit for the year ended December 31, 2019 were $0.5 million. The overall weighted average cost of debt is approximately 5.3%, and net of a related cross-currency swap instrument, is approximately 4.4%. Further details regarding the cross-currency swap instrument are discussed in Note 11.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The aggregate maturities of our outstanding debt, excluding unamortized debt issuance costs, as of December 31, 2019, are as follows:

2020	$31.3
2021	0.7
2022	10.4
2023	0.2
2024	—
Thereafter	300.0
Total aggregate maturities	$342.6

10.	Other Current Liabilities
Other Current Liabilities as of December 31 consisted of the following:

	2019	2018
Other Current Liabilities:
Taxes, other than income taxes	$10.4	$8.9
Warranty	12.7	13.1
Deferred revenue	6.8	5.0
Customer sales incentives	13.7	16.6
Freight	4.9	4.5
Restructuring	4.5	2.2
Operating leases	16.7	—
Miscellaneous accrued expenses	11.6	13.1
Other	4.7	4.0
Total Other Current Liabilities	$86.0	$67.4

The changes in warranty reserves for the three years ended December 31 were as follows:

	2019	2018	2017
Beginning balance	$13.1	$12.7	$11.0
Product warranty provision	11.1	13.2	12.1
Acquired warranty obligations	—	—	1.2
Foreign currency	—	(0.2)	0.3
Claims paid	(11.5)	(12.6)	(11.9)
Ending balance	$12.7	$13.1	$12.7

11.	Derivatives
Hedge Accounting and Hedging Programs
In 2015, we expanded our foreign currency hedging programs to include foreign exchange purchased options and forward contracts to hedge our foreign currency-denominated revenue. We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
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
Balance Sheet Hedging
Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency-denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Consolidated Balance Sheets with changes in the fair value recorded to Net

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Foreign Currency Transaction Losses in our Consolidated Statements of Operations. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 31, 2019 and December 31, 2018, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $41.9 million and $63.4 million, respectively.
During the first quarter of 2017, in connection with our acquisition of IPC Group, we entered into a foreign currency option contract not designated as a hedging instrument for a notional amount of €180.0 million. The option contract has since expired and there were no outstanding foreign currency option contracts not designated as hedging instruments as of December 31, 2019 and December 31, 2018.
Cash Flow Hedging
Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency-denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amount of outstanding foreign currency forward contracts designated as cash flow hedges were $3.0 million and $0.0 million as of December 31, 2019 and December 31, 2018, respectively. The notional amount of outstanding foreign currency option contracts designated as cash flow hedges was $9.8 million and $8.4 million as of December 31, 2019 and December 31, 2018, respectively.
Foreign Currency Derivatives
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between the Company and its subsidiaries. During 2017, we entered into euro to U.S. dollar foreign exchange cross currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We entered into these foreign exchange cross currency swaps to hedge the foreign currency-denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. We designated these cross currency swaps as cash flow hedges. The hedged cash flows as of December 31, 2019 included €166.8 million of total notional value. As of December 31, 2019, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €16.8 million. The scheduled maturity and principal payment of the loan and related swaps of €150.0 million are due in April 2022. There were no new cross currency swaps designated as cash flow hedges as of December 31, 2019.
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
The fair value of derivative instruments on our Consolidated Balance Sheets as of December 31 consisted of the following:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	December 31, 2019	December 31, 2018	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign currency option contracts(1)	Other Current Assets	$—	$0.2	Other Current Liabilities	$—	$—
Foreign currency option contracts(1)	Other Assets	—	—	Other Liabilities	—	—
Foreign currency forward contracts(1)	Other Current Assets	2.5	2.3	Other Current Liabilities	—	—
Foreign currency forward contracts(1)	Other Assets	—	—	Other Liabilities	12.6	20.7
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	Other Current Assets	0.6	0.2	Other Current Liabilities	0.3	—
Foreign currency forward contracts(1)	Other Assets	$—	$—	Other Liabilities	$—	$—

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

As of December 31, 2019, we anticipate reclassifying approximately $2.4 million of gains from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.
The following tables include the amounts in the Consolidated Statements of Earnings in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the years ended December 31, 2019 and December 31, 2018:

	Years Ended
	December 31
	2019		2018
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net Sales	$1,137.6	$(0.1)	1,123.5	(0.2)
Interest Income	3.3	2.9	3.0	2.4
Net Foreign Currency Transaction Losses	(0.7)	3.4	(1.1)	8.3
The effect of foreign currency derivative instruments designated as cash flow hedges and foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Earnings for the three years ended December 31 were as follows:

	2019		2018		2017
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in Other Comprehensive Income (Loss), net of tax(1)	(0.3)	8.6	0.1	9.0	(0.2)	(16.2)
Net (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	—	—	(0.1)	—	(0.2)	—
Net gain reclassified from Accumulated Other Comprehensive Loss in earnings, net of tax, effective portion to Interest Income	—	2.2	—	1.9	—	1.2
Net gain (loss) reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction Losses	—	2.6	—	6.4	—	(12.6)
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(2)	—	(1.3)	—	(2.5)	—	(6.2)

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive (Loss) Income.

(2)	Classified in Net Foreign Currency Transaction Losses.

12.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Our population of assets and liabilities subject to fair value measurements as of December 31, 2019 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$6.4	—	$6.4	—
Total Assets	6.4	—	6.4	—
Liabilities:
Foreign currency forward exchange contracts	16.2	—	16.2	—
Contingent Consideration	2.1	—	—	2.1
Total Liabilities	$18.3	—	$16.2	$2.1

Our population of assets and liabilities subject to fair value measurements as of December 31, 2018 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$7.2	—	$7.2	—
Foreign currency option contracts	0.2	—	0.2	—
Total Assets	7.4	—	7.4	—
Liabilities:
Foreign currency forward exchange contracts	25.4	—	25.4	—
Total Liabilities	$25.4	—	$25.4	—

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
The fair value and carrying value of total debt, including current portion, was $357.2 million and $338.8 million, respectively, as of December 31, 2019. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.
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
Substantially all U.S. employees are covered by various retirement benefit plans, including postretirement medical plans and defined contribution savings plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our plans was $13.7 million, $11.9 million and $13.3 million in 2019, 2018 and 2017, respectively.
We had a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) covering certain current and retired employees in the U.S. During 2015, the plan was amended to freeze benefits for all participants effective January 31, 2017. On February 15, 2017, the Board of Directors approved the termination of the U.S. Pension Plan, effective May 15, 2017. Participants who elected an immediate lump sum distribution were paid out in December 2017. Assets for participants who elected or are currently receiving annuity payments and those who have elected to defer their benefits were transferred to the annuity company, Pacific Life, in December 2017. Excess assets were transferred from the Tennant Company Pension Trust to the Tennant Company Retirement Savings Plan to deliver future discretionary benefits to plan participants. As of December 31, 2019, we held excess assets of $2.8 million for future discretionary benefit payments.
We have a U.S. postretirement medical benefit plan (the “U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with us and age upon retirement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Our defined contribution savings plan (“401(k)”) covers substantially all U.S. employees. Under this plan, we match up to 3% of the employee’s annual compensation in cash to be invested per their election. We also make a profit sharing contribution to the 401(k) plan for employees with more than 1 year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial performance and can be funded in the form of Tennant stock, cash or a combination of both. Expenses for the 401(k) plan were $9.8 million, $8.1 million and $4.4 million during 2019, 2018 and 2017, respectively.
We have a U.S. nonqualified supplemental benefit plan (the “U.S. Nonqualified Plan”) to provide additional retirement benefits for certain employees whose benefits under our 401(k) plan or U.S. Pension Plan are limited by either the Employee Retirement Income Security Act or the Internal Revenue Code.
We also have defined benefit pension plans in the United Kingdom and Germany (the “U.K. Pension Plan” and the “German Pension Plan”). The U.K. Pension Plan and German Pension Plan cover certain current and retired employees and both plans are closed to new participants. In December 2018, the U.K. Pension Plan was amended to close all future accrual of benefits to existing active members, resulting in a curtailment gain of $0.1 million relating to past service benefits.
We expect to contribute approximately $0.2 million to our U.S. Nonqualified Plan, $0.7 million to our U.S. Retiree Plan, and $0.3 million to our U.K. Pension Plan in 2020. We expect contributions to our German Pension Plan to be less than $0.1 million in 2020.
Weighted-average asset allocations by asset category of the U.K. Pension Plan and the Tennant Company Retirement Savings Plan as of December 31, 2019 are as follows:

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$2.8	$2.8	$—	$—
Investment Account held by Pension Plan(1)	12.2	—	—	12.2
Total	$15.0	$2.8	$—	$12.2

(1)	This category is comprised of investments in insurance contracts.
Weighted-average asset allocations by asset category of the U.K. Pension Plan and the Tennant Company Retirement Savings Plan as of December 31, 2018 are as follows:

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$6.4	$6.4	$—	$—
Investment Account held by Pension Plan(1)	10.8	—	—	10.8
Total	$17.2	$6.4	$—	$10.8

(1)	This category is comprised of investments in insurance contracts.
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
A reconciliation of the beginning and ending balances of the Level 3 investments of our U.K. Pension Plan during the years ended December 31 are as follows:

	2019	2018
Fair value at beginning of year	$10.8	$11.2
Purchases, sales, issuances and settlements, net	0.2	(0.9)
Net gain	0.8	1.1
Foreign currency	0.4	(0.6)
Fair value at end of year	$12.2	$10.8

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	U.S. Nonqualified Plan		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2019	2018	2019	2018	2019	2018
Discount rate	3.01%	3.95%	2.03%	2.72%	3.06%	3.95%
Rate of compensation increase	—%	—%	—%	3.50%	—	—
Weighted-average assumptions used to determine net periodic benefit costs as of December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	3.95%	3.28%	3.92%	2.72%	2.45%	2.64%	3.95%	3.26%	3.58%
Expected long-term rate of return on plan assets	—%	—%	5.10%	3.80%	3.80%	3.90%	—	—	—
Rate of compensation increase	—%	—%	—%	—%	3.50%	3.50%	—	—	—

The discount rate is used to discount future benefit obligations back to today’s dollars. Our discount rates were determined based on high-quality fixed income investments. The resulting discount rates are consistent with the duration of plan liabilities. The Mercer Above Mean Yield Curve for high-quality corporate bonds is used in determining the discount rate for the U.S. Nonqualified Plan in 2019. The Mercer Yield Curve is used in determining the discount rate for the Non-U.S. Plans in 2019. Before 2019, the FTSE (formerly known as Citigroup) Above Median Spot rates for high-quality corporate bonds were used in determining the discount rate for the U.S. Plans. The expected return on assets assumption on the investment portfolios for the pension plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return.
The accumulated benefit obligations as of December 31 for all defined benefit plans are as follows:

	2019	2018
U.S. Nonqualified Plan	$1.3	$1.3
U.K. Pension Plan	10.4	9.3
German Pension Plan	1.0	0.9

Information for our plans with an accumulated benefit obligation in excess of plan assets as of December 31 is as follows:

	2019	2018
Accumulated benefit obligation	$2.3	$2.2
Fair value of plan assets	—	—

As of December 31, 2019 and 2018, the U.S. Nonqualified and the German Pension Plans had an accumulated benefit obligation in excess of plan assets.
Information for our plans with a projected benefit obligation in excess of plan assets as of December 31 is as follows:

	2019	2018
Projected benefit obligation	$2.3	$2.2
Fair value of plan assets	—	—

As of December 31, 2019 and 2018, the U.S. Nonqualified and the German Pension Plans had a projected benefit obligation in excess of plan assets.
Assumed healthcare cost trend rates as of December 31 are as follows:

	2019	2018
Healthcare cost trend rate assumption for the next year	6.22%	6.38%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2032

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. To illustrate, a one-percentage-point change in assumed healthcare cost trends would have the following effects:

	1-Percentage- Point Decrease	1-Percentage- Point Increase
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$(0.5)	$0.6

Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	U.S. Nonqualified Plan		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$1.3	$1.5	$10.2	$12.1	$8.6	$9.6
Service cost	—	—	—	0.1	—	0.1
Interest cost	0.1	—	0.3	0.3	0.3	0.3
Plan amendments	—	—	—	0.1	—	—
Actuarial loss (gain)	—	—	0.8	(0.5)	(0.1)	(0.5)
Foreign exchange	—	—	0.3	(0.6)	—	—
Benefits paid	(0.1)	(0.2)	(0.2)	(1.2)	(1.0)	(0.9)
Settlement	—	—	—	—	—	—
Curtailment	—	—	—	(0.1)	—	—
Benefit obligation at end of year	$1.3	$1.3	$11.4	$10.2	$7.8	$8.6
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$—	$—	$10.8	$11.2	$—	$—
Actual return on plan assets	—	—	0.8	1.1	—	—
Employer contributions	0.1	0.2	0.4	0.3	1.0	0.9
Foreign exchange	—	—	0.4	(0.6)	—	—
Benefits paid	(0.1)	(0.2)	(0.2)	(1.2)	(1.0)	(0.9)
Settlement	—	—	—	—	—	—
Fair value of plan assets at end of year	—	—	12.2	10.8	—	—
Funded status at end of year	$(1.3)	$(1.3)	$0.8	$0.6	$(7.8)	$(8.6)
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent Other Assets	$—	$—	$1.8	$1.6	$—	$—
Current Liabilities	(0.2)	(0.2)	—	(0.1)	(0.7)	(0.8)
Long-Term Liabilities	(1.1)	(1.1)	(1.0)	(0.9)	(7.1)	(7.8)
Net accrued (liability) asset	$(1.3)	$(1.3)	$0.8	$0.6	$(7.8)	$(8.6)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Prior service cost	$—	$—	$(0.1)	$(0.1)	$—	$—
Net actuarial (loss) gain	(0.9)	(0.9)	(0.4)	—	0.4	0.4
Accumulated Other Comprehensive (Loss) Income	$(0.9)	$(0.9)	$(0.5)	$(0.1)	$0.4	$0.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The components of the net periodic benefit cost (credit) for the three years ended December 31 were as follows:

	U.S. Pension Plans			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$—	$—	$0.1	$0.1	$—	$0.1	$—
Interest cost	0.1	—	1.5	0.3	0.3	0.3	0.3	0.3	0.4
Expected return on plan assets	—	—	(2.3)	(0.4)	(0.4)	(0.4)	—	—	—
Amortization of net actuarial loss (gain)	—	0.1	—	—	—	0.1	(0.1)	—	—
Net periodic benefit cost (credit)	0.1	0.1	(0.8)	(0.1)	—	0.1	0.2	0.4	0.4
Curtailment	—	—	—	—	(0.1)	—	—	—	—
Settlement	—	—	6.4	—	—	—	—	—	—
Net benefit cost (credit)	$0.1	$0.1	$5.6	$(0.1)	$(0.1)	$0.1	$0.2	$0.4	$0.4

The changes in Accumulated Other Comprehensive Loss for the three years ended December 31 were as follows:

	U.S. Pension Plans			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Prior service cost	$—	$—	$—	$—	$0.1	$—	$—	$—	$—
Net actuarial loss (gain)	0.1	—	1.6	0.4	(1.2)	(0.5)	(0.1)	(0.5)	(0.5)
Amortization of net actuarial (loss) gain	—	(0.1)	—	—	—	(0.1)	0.1	—	—
Settlement	—	—	(6.4)	—	—	—	—	—	—
Total recognized in other comprehensive (loss) income	$0.1	$(0.1)	$(4.8)	$0.4	$(1.1)	$(0.6)	$—	$(0.5)	$(0.5)
Total recognized in net benefit cost (credit) and other comprehensive loss (income)	$0.2	$—	$0.8	$0.3	$(1.2)	$(0.5)	$0.2	$(0.1)	$(0.1)

The following benefit payments, which reflect expected future service, are expected to be paid for our U.S. Nonqualified and Non-U.S. plans:

	U.S. Nonqualified Plan	Non-U.S. Pension Benefits	Postretirement Medical Benefits
2020	$0.2	$0.2	$0.7
2021	0.1	0.3	0.7
2022	0.1	0.3	0.7
2023	0.1	0.3	0.7
2024	0.1	0.3	0.6
2025 to 2029	0.5	1.6	2.8
Total	$1.1	$3.0	$6.2
The following amounts are included in Accumulated Other Comprehensive Loss as of December 31, 2019 and are expected to be recognized as components of net periodic benefit cost during 2020:

	Pension Benefits	Postretirement Medical Benefits
Net actuarial loss	$0.1	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

14.	Shareholders' Equity
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
Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Consolidated Balance Sheets and Consolidated Statements of Equity as of December 31 are as follows:

	2019	2018	2017
Foreign currency translation adjustments	$(36.3)	$(31.9)	$(15.8)
Pension and retiree medical benefits	(0.7)	(0.3)	(1.6)
Cash flow hedge	(1.5)	(5.0)	(4.9)
Total Accumulated Other Comprehensive Loss	$(38.5)	$(37.2)	$(22.3)

The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Hedge	Total
December 31, 2018	$(31.9)	$(0.3)	$(5.0)	$(37.2)
Other comprehensive (loss) income before reclassifications	(4.4)	(0.4)	8.3	3.5
Amounts reclassified from Accumulated Other Comprehensive Loss	—	—	(4.8)	(4.8)
Net current period other comprehensive (loss) income	(4.4)	(0.4)	3.5	(1.3)
December 31, 2019	$(36.3)	$(0.7)	$(1.5)	$(38.5)

Accumulated Other Comprehensive Loss associated with pension and postretirement benefits and cash flow hedges are included in Notes 13 and 11, respectively.
15.Leases
We lease facilities, vehicles and equipment under the operating lease agreements, which include both monthly and longer-term arrangements.
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of December 31, 2019, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $13.7 million, of which we have guaranteed $10.7 million. As of December 31, 2019, we have recorded a liability for the estimated end of term loss related to this residual value guarantee of $0.2 million for certain vehicles within our fleet.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The lease assets and liabilities as of December 31, 2019 are as follows:

		December 31,
Leases	Classification	2019
Assets
Operating lease assets	Operating Lease Assets	$46.6
Finance lease assets	Property, Plant and Equipment(a)	0.3
Total leased assets		$46.9
Liabilities
Current:
Operating	Other Current Liabilities	$16.7
Finance	Current Portion of Long-term Debt	0.2
Noncurrent:
Operating	Long-term Operating Lease Liabilities	30.3
Finance	Long-term Debt	—
Total lease liabilities		$47.2
(a)    Finance lease assets are recorded net of accumulated amortization of $0.5 million as of December 31, 2019.

The lease cost for the years ended December 31, 2019 and 2018 was as follows:

	Years Ended
	December 31
Lease Cost	2019		2018
Operating lease cost	$27.5	(a)	$23.3
Finance lease cost(b)	0.3		0.4
Total lease cost	$27.8		$23.7

(a)	Includes short-term lease costs of $3.1 million for the year ended December 31, 2019, and variable lease costs of $2.4 million for the year ended December 31, 2019.
(b)     Includes amortization of leased assets and interest on lease liabilities.

The maturity of lease liabilities as of December 31, 2019 was as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2020	$18.0	$0.2	$18.2
2021	13.2	—	13.2
2022	8.4	—	8.4
2023	5.5	—	5.5
2024	3.2	—	3.2
Thereafter	2.2	—	2.2
Total lease payments	$50.5	$0.2	$50.7
Less: Interest	(3.5)	—	(3.5)
Present value of lease liabilities	$47.0	$0.2	$47.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The minimum rentals for aggregate lease commitments as of December 31, 2018 were as follows:

2019	$15.2
2020	9.0
2021	5.5
2022	3.6
2023	2.6
Thereafter	4.2
Total	$40.1

The lease term and discount rate as of December 31, 2019 were as follows:

December 31,
Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years):
Operating leases	3.7
Finance leases	1.5
Weighted-average discount rate:
Operating leases	3.7%
Finance leases	2.5%

Other information related to cash paid related to lease liabilities and lease assets obtained for the year ended December 31, 2019 was as follows:

Year Ended
December 31,
Other Information	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—
Operating cash flows from operating leases	22.7
Financing cash flows from finance leases	0.3
Lease assets obtained in exchange for new finance lease liabilities	0.1
Lease assets obtained in exchange for new operating lease liabilities	26.4

16.	Commitments and Contingencies
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

17.	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law. The Tax Act made broad and complex changes to the U.S. tax code which included a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, accelerated expensing of qualified capital investments for a specific period, limitations of the deductibility of interest expense and executive compensation, and a transition from a worldwide to a territorial tax system, which required companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries.
The accounting for the remeasurement of the deferred taxes and transition tax was finalized in the third quarter of 2018. Adjustments to the provisional amounts were not material to the consolidated financial statements. The accounting for the income tax effects of the Tax Act is complete as of December 31, 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Income from continuing operations for the three years ended December 31 was as follows:

	2019	2018	2017
U.S. operations	$50.1	$23.9	$7.5
Foreign operations	3.9	11.9	(8.8)
Total	$54.0	$35.8	$(1.3)

Income tax expense (benefit) for the three years ended December 31 was as follows:

	2019	2018	2017
Current:
Federal	$9.6	$3.7	$2.6
Foreign	5.6	7.0	8.7
State	2.1	1.0	0.8
	$17.3	$11.7	$12.1
Deferred:
Federal	$(2.4)	$(3.1)	$1.6
Foreign	(6.7)	(6.0)	(8.7)
State	(0.1)	(0.3)	(0.1)
	$(9.2)	$(9.4)	$(7.2)
Total:
Federal	$7.2	$0.6	$4.2
Foreign	(1.1)	1.0	—
State	2.0	0.7	0.7
Total Income Tax Expense	$8.1	$2.3	$4.9

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $64.8 million of undistributed earnings from foreign subsidiaries to the United States as those earnings continue to be permanently reinvested.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31 as follows:

	2019	2018	2017
Tax at statutory rate	21.0%	21.0%	35.0%
(Decreases) increases in the tax rate from:
State and local taxes, net of federal benefit	1.9	1.4	(21.1)
Effect of foreign operations	3.5	(4.3)	(70.8)
Transaction costs	0.1	(4.2)	(226.3)
Effect of 2017 deferred rate change	—	(1.0)	(154.3)
Transition Tax	—	(1.0)	(28.0)
Effect of changes in valuation allowances	(9.7)	6.6	(126.5)
Domestic production activities deduction	(0.3)	0.4	28.3
Executive compensation over $1 million	2.5	1.0	(3.6)
Share-based payments	(2.0)	(5.7)	90.4
Research & Development credit	(1.9)	(3.6)	82.9
Other, net	—	(4.2)	13.8
Effective income tax rate	15.1%	6.4%	(380.2)%

Deferred tax assets and liabilities were comprised of the following as of December 31:

	2019	2018
Deferred Tax Assets:
Inventory costing and valuation methods	$4.6	$3.3
Employee wages and benefits, principally due to accruals for financial reporting purposes	13.7	11.7
Warranty reserves accrued for financial reporting purposes	2.5	2.6
Receivables, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	1.9	1.7
Operating lease liability	11.4	—
Tax loss carryforwards	6.6	7.8
Tax credit carryforwards	3.2	4.7
Other	3.2	4.7
Gross Deferred Tax Assets	$47.1	$36.5
Less: valuation allowance	(6.2)	(11.5)
Total Net Deferred Tax Assets	$40.9	$25.0
Deferred Tax Liabilities:
Lease Right of Use Assets	11.4	—
Property, Plant and Equipment, principally due to differences in depreciation and related gains	10.2	9.9
Goodwill and Intangible Assets	43.4	45.6
Total Deferred Tax Liabilities	$65.0	$55.5
Net Deferred Tax Liabilities	$(24.1)	$(30.5)

Tax credit carryforwards consist of $1.7 million U.S. federal and state tax credits and $1.4 million of Netherlands tax credits. We have non-U.S. cumulative tax losses of $33.5 million in various countries. Cumulative losses can be used to offset the income tax liabilities on future income in these countries. $16.4 million of these losses have unlimited carryforward periods. $17.1 million of these losses have a limited carryforward period which must be utilized during 2020 to 2026.
The valuation allowance as of December 31, 2019 principally applies to The Netherlands tax loss and tax credit carryforwards, a Sweden tax loss carryforward, and state tax credit carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense. A valuation allowance for the remaining tax loss carryforwards is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
Balance at January 1	$5.6	$2.2
Increases as a result of tax positions taken during a prior period	0.1	0.1
Increases as a result of tax positions taken during the current year	0.5	0.4
Increase related to prior period tax positions of acquired entities	2.5	3.8
Decreases relating to settlement with tax authorities	(0.1)	—
Reductions as a result of a lapse of the applicable statute of limitations	(1.0)	(1.3)
Increases as a result of foreign currency fluctuations	(0.1)	0.4
Balance at December 31	$7.5	$5.6

Included in the balance of unrecognized tax benefits as of December 31, 2019 and 2018 are potential benefits of $7.4 million and $5.5 million, respectively, that if recognized, would affect the effective tax rate from continuing operations.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the liability of $7.5 million and $5.6 million for unrecognized tax benefits as of December 31, 2019 and 2018, there was approximately $0.6 million and $0.4 million, respectively, for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2016 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2015. We are currently under examination by the Internal Revenue Service for the 2016 and 2017 tax years.  Although the outcome of the examinations cannot currently be determined, we believe adequate provision has been made for any potential unfavorable financial statement impact.

18.	Share-Based Compensation
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
As of December 31, 2019, there were 962,647 shares reserved for issuance under the 2007 Plan and the 2010 Plan for outstanding compensation awards. There were 377,077 shares available for issuance under the 2017 Plan for current and future equity awards as of December 31, 2019. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.
We recognized total Share-Based Compensation Expense of $11.4 million, $8.3 million and $5.9 million, respectively, during the years ended 2019, 2018 and 2017. The total excess tax benefit recognized for share-based compensation arrangements during the years ended 2019, 2018 and 2017 was $1.1 million, $2.1 million and $1.2 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

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
The following table illustrates the valuation assumptions used for the 2019, 2018 and 2017 grants:

	2019	2018	2017
Expected volatility	26 - 27%	25%	25 - 26%
Weighted-average expected volatility	26%	25%	26%
Expected dividend yield	1.2 - 1.4%	1.2%	1.2 - 1.3%
Weighted-average expected dividend yield	1.2%	1.2%	1.3%
Expected term, in years	5	5	5
Risk-free interest rate	1.6 - 2.5%	2.6 - 2.9%	1.7 - 2.0%

New stock option awards granted vest one-third each year over a 3 year period and have a 10 year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards on a straight-line basis over the awards' vesting period. Stock options granted to employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the 2017 and 2010 Plans.
The following table summarizes the activity during the year ended December 31, 2019 for stock option awards:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,084,567	$55.11
Granted	210,664	63.68
Exercised	(182,433)	33.52
Forfeited	(29,223)	66.76
Expired	(11,798)	$68.05
Outstanding at end of year	1,071,777	$60.01
Exercisable at end of year	711,381	$56.91

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $15.37, $16.07 and $16.39, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $6.8 million, $10.3 million and $4.5 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2019 was $19.2 million and $14.9 million, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2019 was 6.2 years and 5.0 years, respectively. As of December 31, 2019, there was unrecognized compensation cost for nonvested options of $2.1 million, which is expected to be recognized over a weighted-average period of 1.3 years.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The following table summarizes the activity during the year ended December 31, 2019 for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	100,221	$53.52
Granted	16,211	63.65
Vested	(18,025)	54.45
Forfeited	(4,808)	69.57
Nonvested at end of year	93,599	$54.27

The total fair value of restricted shares vested during the years ended December 31, 2019, 2018 and 2017 was $1.0 million, $1.0 million and $1.5 million, respectively. As of December 31, 2019, there was $1.1 million of total unrecognized compensation cost related to nonvested restricted shares which is expected to be recognized over a weighted-average period of 1.8 years.
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
The following table summarizes the activity during the year ended December 31, 2019 for nonvested performance share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	127,047	$63.80
Granted	50,864	63.68
Forfeited	(57,197)	55.97
Nonvested at end of year	120,714	$67.45

No performance shares vested during the year ended December 31, 2019 and December 31, 2018. The total fair value of performance shares vested during the year ended December 31, 2017 was $1.2 million. As of December 31, 2019, we expect to recognize $5.4 million of total compensation costs over a weighted-average period of 1.8 years.
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
The following table summarizes the activity during the year ended December 31, 2019 for nonvested restricted stock units:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	101,955	$67.23
Granted	36,116	64.06
Vested	(29,905)	72.73
Forfeited	(4,879)	63.23
Nonvested at end of year	103,287	$64.72

The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $2.2 million, $0.9 million, and $1.0 million , respectively. As of December 31, 2019, there was $3.0 million of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 1.4 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Share-Based Liabilities
As of December 31, 2019 and 2018, we had $0.2 million in total share-based liabilities recorded on our Consolidated Balance Sheets.

19.	Earnings (Loss) Attributable to Tennant Company Per Share
The computations of Basic and Diluted Earnings (Loss) Attributable to Tennant Company per Share for the years ended December 31 were as follows:

	2019	2018	2017
Numerator:
Net Earnings (Loss) Attributable to Tennant Company	$45.8	$33.4	$(6.2)
Denominator:
Basic - Weighted Average Shares Outstanding	18,118,486	17,940,438	17,695,390
Effect of dilutive securities	334,659	398,131	—
Diluted - Weighted Average Shares Outstanding	18,453,145	18,338,569	17,695,390
Basic Earnings (Loss) per Share	$2.53	$1.86	$(0.35)
Diluted Earnings (Loss) per Share	$2.48	$1.82	$(0.35)

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 552,402, 293,356 and 711,212 shares of common stock during 2019, 2018 and 2017, respectively. These exclusions were made if the exercise prices of these options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

20.	Segment Reporting
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
The following table presents Net Sales by geographic area for the years ended December 31:

	2019	2018	2017
Net Sales:
United States	$609.6	$579.8	$543.7
Other Americas	112.8	111.2	96.6
Americas	722.4	691.0	640.3
Europe, Middle East, Africa	307.6	335.6	273.7
Asia Pacific	107.6	96.9	89.1
Total	$1,137.6	$1,123.5	$1,003.1

Accounting policies of the operations in various operating segments are the same as those described in Note 1. Net Sales are attributed to each operating segment based on the end user country and are net of intercompany sales. Apart from the United States shown in the table above, there were no individual foreign locations which had Net Sales which represented more than 10% of our consolidated Net Sales. No single customer represents more than 10% of our consolidated Net Sales.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The following table presents long-lived assets by geographic area as of December 31:

	2019	2018	2017
Long-lived assets:
United States	$114.5	$107.3	$108.0
Other Americas	12.8	11.3	24.7
Americas	127.3	118.6	132.7
Italy	325.2	355.5	393.9
Other Europe, Middle East, Africa	28.6	30.2	28.4
Europe, Middle East, Africa	353.8	385.7	422.3
Asia Pacific	36.6	4.1	4.7
Total	$517.7	$508.4	$559.7

Long-lived assets consist of Property, Plant and Equipment, Goodwill, Intangible Assets and certain other assets. Apart from the United States and Italy shown in the table above, there are no other individual foreign locations which have long-lived assets which represent more than 10% of our consolidated long-lived assets.

21.	Consolidated Quarterly Data (Unaudited)

	2019
	Q1	Q2	Q3	Q4
Net Sales	$262.5	$299.7	$280.7	$294.8
Gross Profit	108.2	120.8	114.0	118.6
Net Earnings Attributable to Tennant Company	5.4	14.8	14.6	10.9
Basic Earnings Attributable to Tennant Company per Share	$0.30	$0.82	$0.81	$0.60
Diluted Earnings Attributable to Tennant Company per Share	$0.29	$0.81	$0.79	$0.59

	2018
	Q1	Q2	Q3	Q4
Net Sales	$272.8	$292.2	$273.3	$285.2
Gross Profit	109.1	117.2	106.5	112.2
Net (Loss) Earnings Attributable to Tennant Company	3.3	12.7	9.7	7.7
Basic (Loss) Earnings Attributable to Tennant Company per Share	$0.18	$0.71	$0.54	$0.43
Diluted (Loss) Earnings Attributable to Tennant Company per Share	$0.18	$0.69	$0.52	$0.42

The summation of quarterly data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.
Regular quarterly dividends aggregated to $0.88 per share in 2019, or $0.22 per share per quarter, and $0.85 per share in 2018, or $0.21 per share for the first three quarters and $0.22 per share for the last quarter of 2018.

22.	Separate Financial Information of Guarantor Subsidiaries
The following condensed consolidated guarantor financial information is presented to comply with the requirements of Rule 3-10 of Regulation S-X.
On April 18, 2017, we issued and sold $300.0 million in aggregate principal amount of our 5.625% Senior Notes due 2025 (the “Notes”), pursuant to an Indenture, dated as of April 18, 2017, among the Company, the Guarantors (as defined below), and Wells Fargo Bank, National Association, a national banking association, as trustee. The Notes are unconditionally and jointly and severally guaranteed by Tennant Coatings, Inc., and Tennant Sales and Service Company (collectively, the “Guarantors” or "Guarantor Subsidiaries"), which are 100% owned subsidiaries of the Company.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The following condensed consolidated financial information presents the Condensed Consolidated Statements of Earnings, Comprehensive Income and Cash Flows for each of the years in the three year period ended December 31, 2019, and the related Condensed Consolidated Balance Sheets as of December 31, 2019 and 2018, of Tennant Company ("Parent"), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and elimination entries necessary to consolidate the Parent with the Guarantor and Non-Guarantor Subsidiaries. The following condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto of which this note is an integral part.

Condensed Consolidated Statement of Earnings
For the year ended December 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$529.6	$666.2	$554.6	$(612.8)	$1,137.6
Cost of Sales	347.2	563.0	376.1	(610.4)	675.9
Gross Profit	182.4	103.2	178.5	(2.4)	461.7
Operating Expense:
Research and Development Expense	25.9	1.1	5.7	—	32.7
Selling and Administrative Expense	117.8	76.4	163.0	—	357.2
Total Operating Expense	143.7	77.5	168.7	—	389.9
Profit (Loss) from Operations	38.7	25.7	9.8	(2.4)	71.8
Other Income (Expense):
Equity in Earnings of Affiliates	21.0	2.0	2.8	(25.8)	—
Interest (Expense) Income, Net	(17.4)	—	(0.4)	—	(17.8)
Intercompany Interest Income (Expense)	13.9	(5.7)	(8.2)	—	—
Net Foreign Currency Transaction Losses	0.3	—	(1.0)	—	(0.7)
Other (Expense) Income, Net	(2.2)	(1.3)	4.3	(0.1)	0.7
Total Other Income (Expense), Net	15.6	(5.0)	(2.5)	(25.9)	(17.8)
Profit (Loss) Before Income Taxes	54.3	20.7	7.3	(28.3)	54.0
Income Tax Expense (Benefit)	8.4	4.9	(1.2)	(4.0)	8.1
Net Earnings (Loss) Including Noncontrolling Interest	45.9	15.8	8.5	(24.3)	45.9
Net Earnings (Loss) Attributable to Noncontrolling Interest	0.1	—	0.1	(0.1)	0.1
Net Earnings (Loss) Attributable to Tennant Company	$45.8	$15.8	$8.4	$(24.2)	$45.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Condensed Consolidated Statement of Earnings
For the year ended December 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$494.4	$634.3	$570.6	$(575.8)	$1,123.5
Cost of Sales	336.4	533.8	383.0	(574.7)	678.5
Gross Profit	158.0	100.5	187.6	(1.1)	445.0
Operating Expense:
Research and Development Expense	24.5	1.0	5.2	—	30.7
Selling and Administrative Expense	116.5	76.6	161.9	1.3	356.3
Total Operating Expense	141.0	77.6	167.1	1.3	387.0
Profit (Loss) from Operations	17.0	22.9	20.5	(2.4)	58.0
Other Income (Expense):
Equity in Earnings of Affiliates	27.4	2.2	5.4	(35.0)	—
Interest (Expense) Income, Net	(20.5)	—	0.2	—	(20.3)
Intercompany Interest Income (Expense)	14.6	(5.8)	(8.8)	—	—
Net Foreign Currency Transaction Losses	(0.4)	—	(0.7)	—	(1.1)
Other (Expense) Income, Net	(2.3)	(2.4)	2.8	1.1	(0.8)
Total Other Income (Expense), Net	18.8	(6.0)	(1.1)	(33.9)	(22.2)
Profit (Loss) Before Income Taxes	35.8	16.9	19.4	(36.3)	35.8
Income Tax Expense (Benefit)	2.3	4.0	0.4	(4.4)	2.3
Net Earnings (Loss) Including Noncontrolling Interest	33.5	12.9	19.0	(31.9)	33.5
Net Earnings (Loss) Attributable to Noncontrolling Interest	0.1	—	0.1	(0.1)	0.1
Net Earnings (Loss) Attributable to Tennant Company	$33.4	$12.9	$18.9	$(31.8)	$33.4

Condensed Consolidated Statement of Earnings
For the year ended December 31, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$454.7	$594.4	$471.6	$(517.6)	$1,003.1
Cost of Sales	311.9	489.0	321.8	(519.4)	603.3
Gross Profit	142.8	105.4	149.8	1.8	399.8
Operating Expense:
Research and Development Expense	27.2	0.3	4.5	—	32.0
Selling and Administrative Expense	110.4	78.5	145.9	—	334.8
Total Operating Expense	137.6	78.8	150.4	—	366.8
Profit (Loss) from Operations	5.2	26.6	(0.6)	1.8	33.0
Other Income (Expense):
Equity in Earnings of Affiliates	12.7	2.0	28.9	(43.6)	—
Interest Expense, Net	(22.7)	—	(0.3)	—	(23.0)
Intercompany Interest Income (Expense)	12.5	(5.8)	(6.7)	—	—
Net Foreign Currency Transaction Gains (Losses)	0.9	—	(4.3)	—	(3.4)
Other (Expense) Income, Net	(9.9)	(0.7)	2.8	(0.1)	(7.9)
Total Other Income (Expense), Net	(6.5)	(4.5)	20.4	(43.7)	(34.3)
Profit (Loss) Before Income Taxes	(1.3)	22.1	19.8	(41.9)	(1.3)
Income Tax Expense (Benefit)	4.9	8.1	(0.1)	(8.0)	4.9
Net Earnings (Loss) Attributable to Tennant Company	$(6.2)	$14.0	$19.9	$(33.9)	$(6.2)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Condensed Consolidated Statement of Comprehensive Income
For the year ended December 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings (Loss) Including Noncontrolling Interest	$45.9	$15.8	$8.5	$(24.3)	$45.9
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(4.5)	0.5	(4.9)	4.4	(4.5)
Pension and retiree medical benefits	(0.5)	—	(0.4)	0.4	(0.5)
Cash flow hedge	4.6	—	—	—	4.6
Income Taxes:
Foreign currency translation adjustments	0.1	—	0.1	(0.1)	0.1
Pension and retiree medical benefits	0.1	—	0.1	(0.1)	0.1
Cash flow hedge	(1.1)	—	—	—	(1.1)
Total Other Comprehensive Income (Loss), net of tax	(1.3)	0.5	(5.1)	4.6	(1.3)
Total Comprehensive Income (Loss) Including Noncontrolling Interest	44.6	16.3	3.4	(19.7)	44.6
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	0.1	—	0.1	(0.1)	0.1
Comprehensive Income (Loss) Attributable to Tennant Company	$44.5	$16.3	$3.3	$(19.6)	$44.5

Condensed Consolidated Statement of Comprehensive Income
For the year ended December 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings (Loss) Including Noncontrolling Interest	$33.5	$12.9	$19.0	$(31.9)	$33.5
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(16.2)	(1.0)	(21.4)	22.4	(16.2)
Pension and retiree medical benefits	1.7	—	1.2	(1.2)	1.7
Cash flow hedge	1.3	—	—	—	1.3
Income Taxes:
Foreign currency translation adjustments	0.2	—	0.2	(0.2)	0.2
Pension and retiree medical benefits	(0.5)	—	(0.2)	0.2	(0.5)
Cash flow hedge	(1.4)	—	—	—	(1.4)
Total Other Comprehensive Income (Loss), net of tax	(14.9)	(1.0)	(20.2)	21.2	(14.9)
Total Comprehensive Income (Loss) Including Noncontrolling Interest	18.6	11.9	(1.2)	(10.7)	18.6
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	0.1	—	0.1	(0.1)	0.1
Comprehensive Income (Loss) Attributable to Tennant Company	$18.5	$11.9	$(1.3)	$(10.6)	$18.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Condensed Consolidated Statement of Comprehensive Income
For the year ended December 31, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings (Loss)	$(6.2)	$14.0	$19.9	$(33.9)	$(6.2)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	28.3	1.2	3.0	(4.2)	28.3
Pension and retiree medical benefits	5.9	—	0.6	(0.6)	5.9
Cash flow hedge	(7.7)	—	—	—	(7.7)
Income Taxes:
Foreign currency translation adjustments	0.3	—	0.3	(0.3)	0.3
Pension and retiree medical benefits	(2.1)	—	(0.1)	0.1	(2.1)
Cash flow hedge	2.9	—	—	—	2.9
Total Other Comprehensive Income (Loss), net of tax	27.6	1.2	3.8	(5.0)	27.6
Comprehensive Income (Loss)	$21.4	$15.2	$23.7	$(38.9)	$21.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Condensed Consolidated Balance Sheet
As of December 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash and Cash Equivalents, and Restricted Cash	$27.7	$1.3	$45.6	$—	$74.6
Net Receivables	3.3	99.7	120.3	—	223.3
Intercompany Receivables	35.7	137.7	—	(173.4)	—
Inventories	39.1	16.9	106.9	(12.8)	150.1
Prepaid Expenses and Other Current Assets	17.8	1.2	14.0	—	33.0
Total Current Assets	123.6	256.8	286.8	(186.2)	481.0
Property, Plant and Equipment	246.7	10.0	155.8	—	412.5
Accumulated Depreciation	(164.3)	(4.2)	(70.7)	—	(239.2)
Property, Plant and Equipment, Net	82.4	5.8	85.1	—	173.3
Operating Lease Assets	5.2	10.3	31.1	—	46.6
Investment in Affiliates	420.7	14.1	39.2	(474.0)	—
Intercompany Loans	298.2	—	—	(298.2)	—
Goodwill	12.9	1.7	180.5	—	195.1
Intangible Assets, Net	3.2	2.5	132.0	—	137.7
Other Assets	4.9	4.4	19.9	—	29.2
Total Assets	$951.1	$295.6	$774.6	$(958.4)	$1,062.9
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$30.0	$—	$1.3	$—	$31.3
Accounts Payable	39.4	5.1	49.6	—	94.1
Intercompany Payables	137.5	—	35.9	(173.4)	—
Employee Compensation and Benefits	19.3	17.5	26.7	—	63.5
Other Current Liabilities	24.9	20.5	40.6	—	86.0
Total Current Liabilities	251.1	43.1	154.1	(173.4)	274.9
Long-Term Liabilities:
Long-Term Debt	306.2	—	1.3	—	307.5
Intercompany Loans	2.1	128.0	168.1	(298.2)	—
Long-Term Operating Lease Liabilities	4.0	5.3	21.0	—	30.3
Employee-Related Benefits	10.4	1.4	7.6	—	19.4
Deferred Income Taxes	—	—	41.7	—	41.7
Other Liabilities	16.0	3.0	8.8	—	27.8
Total Long-Term Liabilities	338.7	137.7	248.5	(298.2)	426.7
Total Liabilities	589.8	180.8	402.6	(471.6)	701.6
Equity:
Common Stock	6.9	—	11.1	(11.1)	6.9
Additional Paid-In Capital	45.5	77.6	417.4	(495.0)	45.5
Retained Earnings	346.0	38.4	6.0	(44.4)	346.0
Accumulated Other Comprehensive Loss	(38.5)	(1.2)	(63.9)	65.1	(38.5)
Total Tennant Company Shareholders’ Equity	359.9	114.8	370.6	(485.4)	359.9
Noncontrolling Interest	1.4	—	1.4	(1.4)	1.4
Total Equity	361.3	114.8	372.0	(486.8)	361.3
Total Liabilities and Total Equity	$951.1	$295.6	$774.6	$(958.4)	$1,062.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Condensed Consolidated Balance Sheet
As of December 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$24.8	$1.6	$59.7	$—	$86.1
Net Receivables	0.9	94.8	120.5	—	216.2
Intercompany Receivables	30.0	148.9	—	(178.9)	—
Inventories	37.1	13.4	94.7	(10.1)	135.1
Prepaid Expenses and Other Current Assets	17.5	1.2	13.0	(0.5)	31.2
Total Current Assets	110.3	259.9	287.9	(189.5)	468.6
Property, Plant and Equipment	229.8	12.7	144.1	—	386.6
Accumulated Depreciation	(159.4)	(6.9)	(56.9)	—	(223.2)
Property, Plant and Equipment, Net	70.4	5.8	87.2	—	163.4
Investment in Affiliates	421.0	12.1	20.8	(453.9)	—
Intercompany Loans	301.6	—	3.2	(304.8)	—
Goodwill	12.9	1.7	168.1	—	182.7
Intangible Assets, Net	4.0	2.7	139.8	—	146.5
Other Assets	11.0	3.1	17.2	—	31.3
Total Assets	$931.2	$285.3	$724.2	$(948.2)	$992.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$21.8	$—	$5.2	$—	$27.0
Accounts Payable	41.0	5.0	52.4	—	98.4
Intercompany Payables	149.5	—	29.5	(179.0)	—
Employee Compensation and Benefits	14.4	17.2	24.5	—	56.1
Other Current Liabilities	22.8	17.6	27.5	(0.5)	67.4
Total Current Liabilities	249.5	39.8	139.1	(179.5)	248.9
Long-Term Liabilities:
Long-Term Debt	326.5	—	1.6	—	328.1
Intercompany Loans	3.3	128.1	173.5	(304.9)	—
Employee-Related Benefits	11.0	2.0	8.1	—	21.1
Deferred Income Taxes	—	—	46.0	—	46.0
Other Liabilities	24.6	2.9	4.6	—	32.1
Total Long-Term Liabilities	365.4	133.0	233.8	(304.9)	427.3
Total Liabilities	614.9	172.8	372.9	(484.4)	676.2
Shareholders' Equity:
Common Stock	6.8	—	11.1	(11.1)	6.8
Additional Paid-In Capital	28.5	77.5	399.5	(477.0)	28.5
Retained Earnings	316.3	36.6	(2.5)	(34.1)	316.3
Accumulated Other Comprehensive Loss	(37.2)	(1.6)	(58.7)	60.3	(37.2)
Total Tennant Company Shareholders’ Equity	314.4	112.5	349.4	(461.9)	314.4
Noncontrolling Interest	1.9	—	1.9	(1.9)	1.9
Total Equity	316.3	112.5	351.3	(463.8)	316.3
Total Liabilities and Total Equity	$931.2	$285.3	$724.2	$(948.2)	$992.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$54.2	$0.1	$17.6	$—	$71.9
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(27.5)	(0.4)	(10.5)	—	(38.4)
Proceeds from Disposals of Property, Plant and Equipment	0.1	—	—	—	0.1
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	—	2.9	—	2.9
Acquisition of Business, Net of Cash Acquired	—	—	(19.7)	—	(19.7)
Purchases of Intangible Asset	—	—	(0.5)	—	(0.5)
Loan Payments Received by Subsidiary from Parent	—	—	1.1	(1.1)	—
Net Cash Used in Investing Activities	(27.4)	(0.4)	(26.7)	(1.1)	(55.6)
FINANCING ACTIVITIES
Proceed from Debt	25.0	—	—	—	25.0
Loan Repayments made to Subsidiary from Parent	(1.1)	—	—	1.1	—
Repayments of Debt	(37.7)	—	(4.1)	—	(41.8)
Change in Finance Lease Obligations	—	—	(0.2)	—	(0.2)
Proceeds from Issuances of Common Stock	6.1	—	—	—	6.1
Purchase of Noncontrolling Owner Interest	—	—	(0.5)	—	(0.5)
Dividends Paid	(16.0)	—	—	—	(16.0)
Net Cash (Used in) Provided by Financing Activities	(23.7)	—	(4.8)	1.1	(27.4)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(0.2)	—	(0.2)	—	(0.4)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2.9	(0.3)	(14.1)	—	(11.5)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	24.8	1.6	59.7	—	86.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$27.7	$1.3	$45.6	$—	$74.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$68.1	$1.2	$10.9	$(0.2)	$80.0
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(6.8)	(0.1)	(11.9)	—	(18.8)
Proceeds from Disposals of Property, Plant and Equipment	—	—	0.1	—	0.1
Proceeds from Principal Payments received on Long-Term Note Receivable	—	—	1.4	—	1.4
Proceeds from Sale of Business	—	—	4.0	—	4.0
Purchase of Intangible Asset	(2.5)	—	(0.3)	—	(2.8)
Change in Investments in Subsidiaries	(15.6)	—	—	15.6	—
Loan Payments from Subsidiaries	1.2	—	—	(1.2)	—
Loan Payments from Parent	—	—	1.8	(1.8)	—
Net Cash (Used in) Provided by Investing Activities	(23.7)	(0.1)	(4.9)	12.6	(16.1)
FINANCING ACTIVITIES
Proceeds from Debt	11.0	—	3.9	—	14.9
Loan Repayments to Subsidiary from Parent	(1.8)	—	—	1.8	—
Loan Repayments to Parent from Subsidiary	—	—	(1.2)	1.2	—
Change in Subsidiary Equity	—	—	15.6	(15.6)	—
Payment of LongTerm Debt	(38.0)	—	(0.3)	—	(38.3)
Proceeds from Issuances of Common Stock	5.9	—	—	—	5.9
Dividends Paid	(15.3)	—	(0.2)	0.2	(15.3)
Net Cash (Used in) Provided by Financing Activities	(38.2)	—	17.8	(12.4)	(32.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.2	—	(4.2)	—	(4.0)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6.4	1.1	19.6	—	27.1
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	18.4	0.5	40.1	—	59.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$24.8	$1.6	$59.7	$—	$86.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$27.0	$0.3	$27.7	$(0.8)	$54.2
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(9.5)	—	(10.9)	—	(20.4)
Proceeds from Disposals of Property, Plant and Equipment	—	—	2.5	—	2.5
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	—	0.7	—	0.7
Acquisition of Businesses, Net of Cash Acquired	(0.3)	—	(353.8)	—	(354.1)
Issuance of Long-Term Note Receivable	—	—	(1.5)	—	(1.5)
Purchase of Intangible Asset	(2.5)	—	—	—	(2.5)
Loan Borrowings (Payments) from Subsidiaries	(159.8)	—	(5.0)	164.8	—
Change in Investments in Subsidiaries	(199.0)	—	—	199.0	—
Net Cash (Used in) Provided by Investing Activities	(371.1)	—	(368.0)	363.8	(375.3)
FINANCING ACTIVITIES
Proceeds from Debt	743.0	—	—	—	743.0
Loan Borrowings (Payments) from Parent	5.0	—	159.8	(164.8)	—
Change in Subsidiary Entity	—	—	199.0	(199.0)	—
Repayments of Debt	(399.2)	—	(0.1)	—	(399.3)
Payments of Debt Issuance Costs	(16.5)	—	—	—	(16.5)
Change in Finance Lease Obligations	—	—	0.3	—	0.3
Proceeds from Issuances of Common Stock	6.9	—	—	—	6.9
Dividends Paid	(15.0)	—	(0.8)	0.8	(15.0)
Net Cash Provided by (Used in) Financing Activities	324.2	—	358.2	(363.0)	319.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.1)	—	2.3	—	2.2
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(20.0)	0.3	20.2	—	0.5
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	38.4	0.2	19.9	—	58.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$18.4	$0.5	$40.1	$—	$59.0

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A – Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Interim Chief Financial Officer and Interim Principal Accounting Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer and Interim Principal Accounting Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.
  For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Interim Chief Financial Officer and Interim Principal Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Interim Financial Officer and Interim Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Interim Chief Financial Officer and Interim Principal Accounting Officer concluded that our internal control over financial reporting was effective as of December 31, 2019.
We acquired Gaomei in January 2019, which was accounted for as a business combination. Management excluded from its assessment of the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2019 Gaomei's internal control over financial reporting associated with $41.3 million of total assets and $15.8 million of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. This exclusion is in accordance with the SEC's guidance, which permits companies to omit an acquired business's internal control over financial reporting from management's assessment for up to one year after the date of the acquisition.
KPMG, LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 and has issued a report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company's internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B – Other Information
None.

PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance
Information required under this item with respect to directors is contained in the sections entitled “Board of Directors” and “Delinquent Section 16(a) Reports” as part of our 2020 Proxy Statement and is incorporated herein by reference. See also Item 1, Information About Our Executive Officers in Part I hereof.
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
ITEM 11 – Executive Compensation
Information required under this item is contained in the sections entitled “Director Compensation," “Executive Compensation Information,” and "Pay Ratio" as part of our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required under this item is contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” as part of our 2020 Proxy Statement and is incorporated herein by reference. The section entitled "Equity Compensation Plan Information" can be found within Item 5, Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities in Part II hereof.
ITEM 13 – Certain Relationships and Related Transactions, and Director Independence
Information required under this item is contained in the sections entitled “Director Independence” and “Related-Person Transaction Approval Policy” as part of our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 14 – Principal Accountant Fees and Services
Information required under this item is contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firm” as part of our 2020 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15 – Exhibits and Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements
Consolidated Financial Statements filed as part of this report are contained in Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

(In millions)	2019	2018	2017
Allowance for Doubtful Accounts:
Balance at beginning of year	$2.5	$2.4	$2.5
Charged to costs and expenses	2.5	0.4	1.2
Reclassification(1)	0.5	0.8	(0.5)
Charged to other accounts(2)	—	(0.2)	0.1
Deductions(3)	(1.9)	(0.9)	(0.9)
Balance at end of year	$3.6	$2.5	$2.4
Sales Returns Reserve:
Balance at beginning of year	$1.3	$0.8	$0.5	(5)
Charged to costs and expenses	0.1	0.7	0.4	(5)
Charged to other accounts(2)	—	—	—	(5)
Deductions(3)	(0.2)	(0.2)	(0.1)	(5)
Balance at end of year	$1.2	$1.3	$0.8	(5)
Allowance for Excess and Obsolete Inventories:
Balance at beginning of year	$5.6	$4.1	$3.6
Charged to costs and expenses	4.6	1.9	1.7
Charged to other accounts(2)	—	(0.1)	0.2
Deductions(4)	(0.4)	(0.3)	(1.4)
Balance at end of year	$9.8	$5.6	$4.1
Valuation Allowance for Deferred Tax Assets:
Balance at beginning of year	$11.5	$9.7	$6.9
Charged to costs and expenses	(5.2)	2.4	1.6
Charged to other accounts(2)	(0.1)	(0.6)	1.2
Balance at end of year	$6.2	$11.5	$9.7

(1)
Includes amount reclassified between Allowance for Doubtful Accounts and Other Receivables related to a customer's open receivables balance for proper classification and acquisition-related adjustments.

(2)	Primarily includes impact from foreign currency fluctuations.

(3)	Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.

(4)	Includes inventory identified as excess, slow moving or obsolete and charged against reserves.

(5)	These balances were included in the Allowance for Doubtful Accounts in 2017. Due to the adoption of ASC 606, the Sales Returns Reserve is now included in Other Current Liabilities.
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Item #	Description	Method of Filing
2.1	Share Purchase Agreement dated as of February 22, 2017, among Tennant Company, Ambienta SGR S.p.A., Federico De Angelis, Pietro Corsano Annibaldi, Antonio Perosa and Giulio Vernazza	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 28, 2017.
3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s Form 10-Q for the quarter ended June 30, 2006.
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Current Report on Form 8-K dated December 14, 2010.
3.3	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's Form 10-Q for the quarter ended March 31, 2018.
4.1	Description of Securities	Filed herewith electronically
4.2	Indenture dated as of April 18, 2017	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 24, 2017.
4.3	Registration Rights Agreement dated April 18, 2017	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 24, 2017.
4.4	Form 5.625% Senior Note due 2025	Incorporated by reference to Exhibit 4(b)(1) to the Company's Registration Statement on Form S-4 filed January 8, 2018.
10.1	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2009, as amended*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.2	Form of Amended and Restated Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.3	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
10.4	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.5	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.6	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.7	Deferred Stock Unit Agreement (awards in and after 2008)*	Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 2007.
10.8	Tennant Company 2014 Short-Term Incentive Plan*	Incorporated by reference to Appendix B to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.9	Amended and Restated 2010 Stock Incentive Plan, as Amended*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.10	Credit Agreement dated as of April 4, 2017	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2017.
10.11	2017 Stock Incentive Plan*	Incorporated by reference to Appendix A on the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders filed March 15, 2017.
10.12	Form of Tennant Company 2017 Stock Incentive Plan Non-Statutory Stock Option Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.13	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.14	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2017.

10.15	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.16	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2018.
10.17	Tennant Company Executive Officer Cash Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 20, 2018.
10.18	Tennant Company Executive Officer Severance Plan and Summary Plan Description*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 10, 2018.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
24.1	Powers of Attorney	Included on signature page.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.
101
The following financial information from Tennant Company’s annual report on Form 10-K for the period ended December 31, 2019, filed with the SEC on February 27, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, (iii) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, (v) the Consolidated Statements of Equity for the years ended December 31, 2019, 2018, and 2017, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith electronically.
104	Inline Extensible Business Reporting language (iXBRL) for the cover page of this Annual Report on Form 10-K, included in Exhibit 101	Filed herewith electronically.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

ITEM 16 – Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY
By	/s/ H. Chris Killingstad
H. Chris Killingstad
President, CEO and
Board of Directors
Date	February 27, 2020
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

By	/s/ H. Chris Killingstad	By	/s/ Maria C. Green
	H. Chris Killingstad		Maria C. Green
	President, CEO and		Board of Directors
	Board of Directors	Date	February 27, 2020
Date	February 27, 2020

By	/s/ Andrew Cebulla	By	/s/ Donal L. Mulligan
	Andrew Cebulla		Donal L. Mulligan
	Vice President, Finance and Corporate Controller; Interim Chief Financial Officer and Interim Principal Accounting Officer		Board of Directors
Date	February 27, 2020	Date	February 27, 2020

By	/s/ Azita Arvani	By	/s/ Steven A. Sonnenberg
	Azita Arvani		Steven A. Sonnenberg
	Board of Directors		Board of Directors
Date	February 27, 2020	Date	February 27, 2020

By	/s/ William F. Austen	By	/s/ David S. Wichmann
	William F. Austen		David S. Wichmann
	Board of Directors		Board of Directors
Date	February 27, 2020	Date	February 27, 2020

By	/s/ Carol S. Eicher	By	/s/ David Windley
	Carol S. Eicher		David Windley
	Board of Directors		Board of Directors
Date	February 27, 2020	Date	February 27, 2020