Form 10-Q
period 2020-03-31
TENNANT CO
filed 2020-05-06
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

As of April 30, 2020, there were 18,442,501 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended
(In millions, except shares and per share data)	March 31
	2020	2019
Net Sales	$252.1	$262.5
Cost of Sales	148.0	154.3
Gross Profit	104.1	108.2

Operating Expense:
Research and Development Expense	7.4	7.2
Selling and Administrative Expense	82.3	90.2
Total Operating Expense	89.7	97.4
Profit from Operations	14.4	10.8

Other Income (Expense):
Interest Income	0.9	0.8
Interest Expense	(5.1)	(5.0)
Net Foreign Currency Transaction (Loss) Gain	(4.1)	0.2
Other Income (Expense), Net	0.2	(0.2)
Total Other Expense, Net	(8.1)	(4.2)

Profit Before Income Taxes	6.3	6.6
Income Tax Expense	1.1	1.2
Net Earnings Including Noncontrolling Interest	$5.2	$5.4
Net Earnings Attributable to Tennant Company	$5.2	$5.4

Net Earnings Attributable to Tennant Company per Share:
Basic	$0.28	$0.30
Diluted	$0.28	$0.29

Weighted Average Shares Outstanding:
Basic	18,286,816	18,042,468
Diluted	18,666,238	18,345,211

See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In millions)	March 31
	2020	2019
Net Earnings Including Noncontrolling Interest	$5.2	$5.4
Other Comprehensive Loss:
Foreign currency translation adjustments	(11.3)	(2.3)
Cash flow hedge	4.8	1.4
Income Taxes:
Foreign currency translation adjustments	—	(0.1)
Cash flow hedge	(1.1)	(0.3)
Total Other Comprehensive Loss, net of tax	(7.6)	(1.3)

Total Comprehensive (Loss) Income Including Noncontrolling Interest	(2.4)	4.1
Comprehensive (Loss) Income Attributable to Tennant Company	$(2.4)	$4.1
See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In millions, except shares and per share data)	2020	2019
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$192.1	$74.6
Receivables:
Trade, less Allowances of $3.6 and $3.6, respectively	203.8	216.5
Other	3.3	6.8
Net Receivables	207.1	223.3
Inventories	155.2	150.1
Prepaid and Other Current Assets	30.8	33.0
Total Current Assets	585.2	481.0
Property, Plant and Equipment	416.0	412.5
Accumulated Depreciation	(242.1)	(239.2)
Property, Plant and Equipment, Net	173.9	173.3
Operating Lease Assets	42.8	46.6
Goodwill	191.2	195.1
Intangible Assets, Net	129.6	137.7
Other Assets	27.5	29.2
Total Assets	$1,150.2	$1,062.9
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$1.1	$31.3
Accounts Payable	95.8	94.1
Employee Compensation and Benefits	40.2	63.5
Other Current Liabilities	88.0	86.0
Total Current Liabilities	225.1	274.9
Long-Term Liabilities:
Long-Term Debt	462.5	307.5
Long-Term Operating Lease Liabilities	27.3	30.3
Employee-Related Benefits	18.6	19.4
Deferred Income Taxes	39.8	41.7
Other Liabilities	18.2	27.8
Total Long-Term Liabilities	566.4	426.7
Total Liabilities	791.5	701.6
Commitments and Contingencies (Note 13)
Equity:
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,434,815 and 18,336,010 shares issued and outstanding, respectively	6.9	6.9
Additional Paid-In Capital	49.4	45.5
Retained Earnings	347.1	346.0
Accumulated Other Comprehensive Loss	(46.1)	(38.5)
Total Tennant Company Shareholders' Equity	357.3	359.9
Noncontrolling Interest	1.4	1.4
Total Equity	358.7	361.3
Total Liabilities and Total Equity	$1,150.2	$1,062.9
See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In millions)	March 31
	2020	2019
OPERATING ACTIVITIES
Net Earnings Including Noncontrolling Interest	$5.2	$5.4
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	8.1	8.0
Amortization of Intangible Assets	5.0	5.7
Amortization of Debt Issuance Costs	0.4	0.4
Deferred Income Taxes	(2.5)	1.3
Share-Based Compensation Expense	2.8	3.3
Allowance for Doubtful Accounts and Returns	0.1	0.1
Other, Net	0.3	0.2
Changes in Operating Assets and Liabilities, Net of Assets Acquired:
Receivables, Net	15.9	0.8
Inventories	(11.6)	(20.3)
Accounts Payable	4.3	(2.0)
Employee Compensation and Benefits	(20.8)	(13.6)
Other Current Liabilities	2.6	0.3
Other Assets and Liabilities	(1.1)	(1.2)
Net Cash Provided by (Used in) Operating Activities	8.7	(11.6)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(12.4)	(20.5)
Proceeds from Disposals of Property, Plant and Equipment	0.1	—
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	0.1
Acquisition of Businesses, Net of Cash, Cash Equivalents and Restricted Cash Acquired	—	(9.0)
Purchase of Intangible Assets	(0.1)	(0.2)
Net Cash Used in Investing Activities	(12.4)	(29.6)
FINANCING ACTIVITIES
Proceeds from Credit Facility Borrowings	125.0	13.0
Repayments of Debt	(0.3)	(8.0)
Change in Finance Lease Obligations	(0.1)	(0.1)
Proceeds from Issuance of Common Stock	2.4	0.6
Dividends Paid	(4.0)	(4.0)
Net Cash Provided by Financing Activities	123.0	1.5
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(1.8)	0.5
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	117.5	(39.2)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	74.6	86.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$192.1	$46.9

SUPPLEMENTAL CASH FLOW INFORMATION	Three Months Ended
	March 31, 2020	March 31, 2019
Cash Paid for Income Taxes	$0.9	$3.4
Cash Paid for Interest	0.2	0.7
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows from operating leases	5.2	5.7
Financing cash flows from finance leases	—	0.1
Lease assets obtained in exchange for new operating lease liabilities	2.4	2.2
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$0.7	$0.7
See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	18,336,010	$6.9	$45.5	$346.0	$(38.5)	$359.9	$1.4	$361.3
Net Earnings		—	—	5.2	—	5.2	—	5.2
Other Comprehensive Loss		—	—	—	(7.6)	(7.6)	—	(7.6)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 15,756 shares	98,805	—	1.1	—	—	1.1	—	1.1
Share-Based Compensation		—	2.8	—	—	2.8	—	2.8
Dividends paid $0.22 per Common Share		—	—	(4.0)	—	(4.0)	—	(4.0)
Other		—	—	(0.1)	—	(0.1)	—	(0.1)
Balance, March 31, 2020	18,434,815	$6.9	$49.4	$347.1	$(46.1)	$357.3	$1.4	$358.7

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	18,125,201	$6.8	$28.5	$316.3	$(37.2)	$314.4	$1.9	$316.3
Net Earnings		—	—	5.4	—	5.4	—	5.4
Other Comprehensive Income		—	—	—	(1.3)	(1.3)	—	(1.3)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 6,952 shares	35,338	—	0.2	—	—	0.2	—	0.2
Share-Based Compensation		—	3.3	—	—	3.3	—	3.3
Dividends paid $0.22 per Common Share		—	—	(4.0)	—	(4.0)	—	(4.0)
Recognition of Noncontrolling Interests		—	—	—	—	—	0.3	0.3
Balance, March 31, 2019	18,160,539	$6.8	$32.0	$317.7	$(38.5)	$318.0	$2.2	$320.2
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
These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our annual report on Form 10-K for the year ended December 31, 2019. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
New Accounting Pronouncements – In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients to applying generally accepted accounting principles to certain contract modifications, hedging relationships, and other transactions affected by the reference rate reform, which affects the London Inter-bank Offered Rate, if certain criteria are met. The amendments are effective as of March 12, 2020 through December 31, 2022. We are evaluating whether to apply any of the expedients and/or exceptions.
Further details regarding the adoption of new accounting standards are discussed in Note 2.
We documented the summary of significant accounting policies in the Notes to the Consolidated Financial Statements of our annual report on Form 10-K for the fiscal year ended December 31, 2019. Other than the accounting policies noted above, there have been no material changes to our accounting policies since the filing of that report.

2.	Newly Adopted Accounting Pronouncements
Financial Instruments

On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all related amendments. This ASU improves financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Under the new guidance, the ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. We evaluated the impact of this amended guidance on our consolidated financial statements and related disclosures and concluded that it is immaterial.

We estimate an allowance for doubtful accounts using a loss rate method. We considered the following in determining the expected loss rate: (1) historical loss rate, (2) macroeconomic factors, and (3) creditworthiness of customers.

The historical loss rate is calculated by taking the yearly write-off expense, net of collections, as a percentage of the annual average balance of trade receivables for each of the past three years.

A reconciliation of the beginning and ending allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts:
December 31, 2019 balance	$3.6
Charged to costs and expenses	0.3
Deductions(a)	(0.3)
March 31, 2020 balance	$3.6
(a) Includes accounts determined to be uncollectible and charged against reserves.
3. Revenue
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the three months ended March 31, 2020 and 2019:

Net Sales by geographic area

	Three Months Ended
	March 31
	2020	2019
Americas	$162.6	$160.8
Europe, Middle East and Africa	72.0	78.1
Asia Pacific	17.5	23.6
Total	$252.1	$262.5
Net Sales are attributed to each geographic area based on the end user country and are net of intercompany sales.
Net Sales by groups of similar products and services

	Three Months Ended
	March 31
	2020	2019
Equipment	$154.2	$163.0
Parts and Consumables	54.2	55.9
Specialty Surface Coatings	6.1	6.2
Service and Other	37.6	37.4
Total	$252.1	$262.5
Prior year numbers have been updated to conform with current year presentation.
Net Sales by sales channel

	Three Months Ended
	March 31
	2020	2019
Sales Direct to Consumer	$167.6	$172.5
Sales to Distributors	84.5	90.0
Total	$252.1	$262.5

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

The change in our sales incentive accrual balance for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31
	2020	2019
Beginning balance	$13.7	$16.7
Additions to sales incentive accrual	5.4	6.5
Contract payments	(8.2)	(12.6)
Foreign currency fluctuations	(0.2)	—
Ending balance	$10.7	$10.6

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
The change in the deferred revenue balance for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31
	2020	2019
Beginning balance	$10.7	$8.5
Increase in deferred revenue representing our obligation to satisfy future performance obligations	2.7	3.8
Deferred revenue addition from the acquisition of Gaomei	—	1.4
Decrease in deferred revenue for amounts recognized in Net Sales for satisfied performance obligations	(2.5)	(3.1)
Foreign currency fluctuations	(0.1)	—
Ending balance	$10.8	$10.6

At March 31, 2020, $6.9 million and $3.9 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets. Of this, we expect to recognize the following approximate amounts in Net Sales in the following periods:

Remaining 2020	$6.2
2021	2.3
2022	1.4
2023	0.6
2024	0.3
Thereafter	—
Total	$10.8

At December 31, 2019, $6.8 million and $3.9 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets.

4.	Management Actions
Restructuring Actions
In March 2020, we implemented a restructuring action in an effort to streamline our operating model in Japan. The pre-tax charge of $0.8 million in the first quarter of 2020 consisted of severance and was included in Selling and Administrative Expense in the Consolidated Statements of Earnings. We expect to incur up to $2 million of costs related to this restructuring. The charge impacted our Asia Pacific (APAC) operating segment. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.
During 2019, we implemented a restructuring action to further our integration efforts related to the IPC Group. The pre-tax charge of $4.8 million consisting of severance was included, with $0.3 million in Cost of Sales and $4.5 million in Selling and Administrative Expense in the Consolidated Statements of Earnings. The charge impacted our Europe, Middle East and Africa (EMEA) as well as our Americas operating segments. We expect no further charges related to this restructuring action. We estimate the savings have offset the pre-tax charges incurred to date.

A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
December 31, 2018 balance	$2.2
2019 charges and utilization:
New charges	6.1
Cash payments	(2.5)
Adjustments to accrual	(1.3)
December 31, 2019 balance	$4.5
2020 charges and utilization:
New charges	0.8
Cash payments	(0.9)
March 31, 2020 balance	$4.4

Other Actions
In 2019, we made the decision to discontinue certain product lines. During the first quarter of 2020, we recorded an additional $1.7 million in Cost of Sales to reflect our estimate of inventory that will not be sold.

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
The following table summarizes the fair value measurements of the assets acquired and liabilities assumed as of the date of acquisition:

ASSETS
Current Assets	$8.5
Intangible Assets Subject to Amortization:
Trade Name	1.8
Customer Lists	13.9
Other Assets	1.3
Total Identifiable Assets Acquired	25.5
LIABILITIES
Current Liabilities	(8.0)
Long-Term Liabilities	(6.0)
Total Identifiable Liabilities Assumed	(14.0)
Goodwill	15.6
Total Purchase Price	$27.1

The fair value measurements were final as of December 31, 2019.

The total purchase price includes the following:

•	$11.3 million was paid during the first quarter of 2019 upon close of the transaction;

•	$11.3 million which was paid in the fourth quarter of 2019;

•
$4.7 million which represents the estimated fair value of contingent consideration at the acquisition date. In April 2020, the earnout agreement was modified. The final payment is based on a fixed payment plus variable payments contingent on achieving certain levels of gross profit and achieving integration milestones. Consideration of $1.4 million to $3.1 million will be paid in March 2021 if the targets are met. As of March 31, 2020, the contingent consideration had a fair value of $2.1 million based on a probability-weighted analysis of achieving targets; and

•	$(0.2) million which represents a working capital purchase price adjustment.

None of the goodwill is expected to be deductible for income tax purposes. The expected lives of the acquired amortizable intangible assets range from 10 years to 15 years and are being amortized on a straight-line basis.

6.	Inventories
Inventories are valued at the lower of cost or net realizable value. Inventories at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Inventories carried at LIFO:
Finished goods	$51.3	$50.9
Raw materials, production parts and work-in-process	31.2	32.5
Excess of FIFO over LIFO cost(a)	(32.0)	(33.4)
Total LIFO inventories	50.5	50.0
Inventories carried at FIFO:
Finished goods	60.4	60.1
Raw materials, production parts and work-in-process	44.3	40.0
Total FIFO inventories	104.7	100.1
Total inventories	$155.2	$150.1

(a)
Inventories of $50.5 million as of March 31, 2020, and $50.0 million as of December 31, 2019, were valued at LIFO. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

7.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the three months ended March 31, 2020 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2019	$235.1	$(40.0)	$195.1
Additions	—	—	—
Foreign currency fluctuations	(6.1)	2.2	(3.9)
Balance as of March 31, 2020	$229.0	$(37.8)	$191.2

The balances of acquired Intangible Assets, excluding Goodwill, as of March 31, 2020 and December 31, 2019, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of March 31, 2020
Original cost	$150.7	$31.3	$16.7	$198.7
Accumulated amortization	(52.5)	(8.9)	(7.7)	(69.1)
Carrying value	$98.2	$22.4	$9.0	$129.6
Weighted average original life (in years)	15	11	11
Balance as of December 31, 2019
Original cost	$154.1	$31.8	$17.1	$203.0
Accumulated amortization	(49.8)	(8.2)	(7.3)	(65.3)
Carrying value	$104.3	$23.6	$9.8	$137.7
Weighted average original life (in years)	15	11	11

As part of our acquisition of Gaomei, we acquired trade names and a customer list with a combined fair value of $15.7 million. Further details regarding the purchase price allocation of Gaomei are described in Note 5.
Amortization expense on Intangible Assets for the three months ended March 31, 2020 was $5.0 million. Amortization expense on Intangible Assets for the three months ended March 31, 2019 was $5.7 million.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2020	$14.9
2021	18.6
2022	16.6
2023	15.1
2024	13.6
Thereafter	50.8
Total	$129.6

8.	Debt
Financial Covenants
In 2017, the Company and certain of our foreign subsidiaries entered into a secured Credit Agreement (the "2017 Credit Agreement") with JPMorgan, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Wells Fargo National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents, and the lenders (including JPMorgan) from time to time party thereto. The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the Company’s ability to incur indebtedness and liens and merge or consolidate with another entity, and expires in April 2022. The 2017 Credit Agreement also contains financial covenants requiring us to maintain a net leverage ratio of consolidated net indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.00 to 1, as well as requiring us to maintain an interest coverage ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the quarter ended March 31, 2020. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net leverage ratio of consolidated senior secured net indebtedness to consolidated Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. We were in compliance with our financial covenants at March 31, 2020.
Debt Outstanding
Debt outstanding at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Senior Unsecured Notes	$300.0	$300.0
Credit Facility Borrowings	165.0	40.0
Secured Borrowings	2.1	2.4
Finance Lease Liabilities	0.1	0.2
Unamortized Debt Issuance Costs	(3.6)	(3.8)
Total Debt	463.6	338.8
Less: Current Portion of Long-Term Debt(a)	(1.1)	(31.3)
Long-Term Debt	$462.5	$307.5

(a)	Current portion of long-term debt includes $1.0 million of current maturities of secured borrowings and $0.1 million of current maturities of finance lease liabilities.
As of March 31, 2020, we had outstanding borrowings under our Senior Unsecured Notes of $300.0 million. In addition, we had outstanding borrowings of $165.0 million under our revolving facility and had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $31.8 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the three months ended March 31, 2020 were $0.1 million. The overall weighted average cost of debt is approximately 4.8% and net of a related cross-currency swap instrument is approximately 4.1%. Further details regarding the cross-currency swap instrument are discussed in Note 10.

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

The changes in warranty reserves for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31
	2020	2019
Beginning balance	$12.7	$13.1
Additions charged to expense	2.4	2.5
Foreign currency fluctuations	(0.2)	—
Claims paid	(3.1)	(3.0)
Ending balance	$11.8	$12.6

10.	Derivatives
Hedge Accounting and Hedging Programs
We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
We evaluate hedge effectiveness on our hedges that are designated and qualify for hedge accounting at the inception of the hedge prospectively, as well as retrospectively, and record any ineffective portion of the hedging instruments along with the time value of purchased contracts in the same line item of the income statement as the item being hedged on our Consolidated Statements of Earnings. In prior years, ineffective portions of hedging instruments and time value of purchased contracts were recorded in Net Foreign Currency Transaction Losses on our Consolidated Statements of Earnings.
Our hedging policy establishes maximum limits for each counterparty to mitigate any concentration of risk.
Balance Sheet Hedging
Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction Losses in our Consolidated Statements of Earnings. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At March 31, 2020 and December 31, 2019, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $46.4 million and $41.9 million, respectively.
Cash Flow Hedging
Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $3.2 million as of March 31, 2020 and $3.0 million as of December 31, 2019. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $8.9 million and $9.8 million as of March 31, 2020 and December 31, 2019, respectively.
Foreign Currency Derivatives
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. We entered into Euro to U.S. dollar foreign exchange cross-currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as cash flow hedges. The hedged cash flows as of March 31, 2020 and December 31, 2019 included €165.0 million and €166.8 million of total notional values, respectively. As of March 31, 2020, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €15.0 million. The scheduled maturity and principal payment of the loan and related swaps of €150.0 million are due in April 2022. There were no new cross-currency swaps designated as cash flow hedges as of March 31, 2020.

The fair value of derivative instruments on our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign currency option contracts	Other Current Assets	$0.4	$—	Other Current Liabilities	$—	$—
Foreign currency option contracts	Other Assets	—	—	Other Liabilities	—	—
Foreign currency forward contracts	Other Current Assets	2.6	2.5	Other Current Liabilities	—	—
Foreign currency forward contracts	Other Assets	—	—	Other Liabilities	5.8	12.6
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other Current Assets	2.4	0.6	Other Current Liabilities	0.1	0.3
Foreign currency forward contracts	Other Assets	$—	$—	Other Liabilities	$—	$—

As of March 31, 2020, we anticipate reclassifying approximately $2.9 million of gains from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.
The following tables include the amounts in the Consolidated Statements of Earnings in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended
	March 31
	2020		2019
	Total	Amount of Gain on Cash Flow Hedge Activity	Total	Amount of Gain on Cash Flow Hedge Activity
Net Sales	$252.1	$—	$262.5	$—
Interest Income	0.9	0.7	0.8	0.7
Net Foreign Currency Transaction (Loss) Gain	(4.1)	2.7	0.2	3.1

The effect of foreign currency derivative instruments designated as hedges and of foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Earnings for the three months ended March 31, 2020 was as follows:

	Three Months Ended
	March 31, 2020
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain recognized in Other Comprehensive (Loss) Income, net of tax(a)	$0.3	$6.0
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	0.5
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction (Loss) Gain	—	2.1
Derivatives not designated as hedging instruments:
Net gain recognized in earnings(b)	$—	$2.2
The effect of foreign currency derivative instruments designated as hedges and of foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Earnings for the three months ended March 31, 2019 was as follows:

	Three Months Ended
	March 31, 2019
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in Other Comprehensive (Loss) Income, net of tax(a)	$(0.1)	$4.1
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	0.5
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction (Loss) Gain	—	2.4
Derivatives not designated as hedging instruments:
Net (loss) gain recognized in earnings(b)	$—	$(0.2)

(a)	Net change in the fair value of the effective portion classified in Other Comprehensive (Loss) Income.

(b)	Classified in Net Foreign Currency Transaction (Loss) Gain.

11.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at March 31, 2020 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$8.1	$—	$8.1	$—
Foreign currency options contracts	0.3	—	0.3	—
Total Assets	$8.4	$—	$8.4	$—
Liabilities:
Foreign currency forward exchange contracts	$8.9	$—	$8.9	$—
Contingent consideration	2.1	—	—	2.1
Total Liabilities	$11.0	$—	$8.9	$2.1

Our population of assets and liabilities subject to fair value measurements at December 31, 2019 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$6.4	$—	$6.4	$—
Total Assets	$6.4	$—	$6.4	$—
Liabilities:
Foreign currency forward exchange contracts	$16.2	$—	$16.2	$—
Contingent consideration	$2.1	—	—	2.1
Total Liabilities	$18.3	$—	$16.2	$2.1

Our foreign currency forward exchange and option contracts are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our foreign currency forward exchange and option contracts are discussed in Note 10.
Contingent consideration is valued using a probability-weighted analysis of projected gross profit and integration milestones. Actual results may differ significantly from those used in the estimate above, which may affect future payments. Changes in future payments will be reflected in future operating results as they occur.
The carrying amounts reported in the Consolidated Balance Sheets for Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Other Current Assets, Accounts Payable and Other Current Liabilities approximate fair value due to their short-term nature.
The fair value and carrying value of total debt, including current portion, were $457.4 million and $463.6 million, respectively, as of March 31, 2020.The fair value and carrying value of total debt, including current portion, were $357.2 million and $338.8 million, respectively, as of December 31, 2019. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.
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
Our defined benefit pension plans and postretirement medical plan are described in Note 13 of our annual report on Form 10-K for the year ended December 31, 2019. We have contributed $0.1 million and $0.2 million during the first quarter of 2020 to our pension plans and postretirement medical plan, respectively. We contributed $0.1 million and $0.2 million during the first quarter of 2019 to our pension plans and postretirement medical plan, respectively.
Net benefit costs for the three months ended March 31, 2020 and 2019 were not material.

13.	Commitments and Contingencies
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

14.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Consolidated Balance Sheets, are as follows:

	March 31, 2020	December 31, 2019
Foreign currency translation adjustments	$(47.6)	$(36.3)
Pension and retiree medical benefits	(0.7)	(0.7)
Cash flow hedge	2.2	(1.5)
Total Accumulated Other Comprehensive Loss	$(46.1)	$(38.5)

The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedge	Total
December 31, 2019	$(36.3)	$(0.7)	$(1.5)	$(38.5)
Other comprehensive (loss) income before reclassifications	(11.3)	—	6.3	(5.0)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	—	(2.6)	(2.6)
Net current period other comprehensive (loss) income	(11.3)	—	3.7	(7.6)
March 31, 2020	$(47.6)	$(0.7)	$2.2	$(46.1)

15.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2016 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2015.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $7.5 million for unrecognized tax benefits as of March 31, 2020, there was approximately $0.7 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2020 was $7.4 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
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
Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2019. During the three months ended March 31, 2020 and 2019, we recognized total Share-Based Compensation Expense of $2.8 million and $3.3 million, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the three months ended March 31, 2020 and 2019 was $0.4 million and $0.2 million, respectively.
During the first three months of 2020, we issued 16,537 restricted shares. The weighted average grant date fair value of each share awarded was $82.29. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the three months ended March 31, 2020 and 2019 was $0.7 million and $1.0 million, respectively.

17.	Earnings Attributable to Tennant Company Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended
	March 31
	2020	2019
Numerator:
Net Earnings Attributable to Tennant Company	$5.2	$5.4
Denominator:
Basic - Weighted Average Shares Outstanding	18,286,816	18,042,468
Effect of dilutive securities:
Share-based compensation plans	379,422	302,743
Diluted - Weighted Average Shares Outstanding	18,666,238	18,345,211
Basic Earnings per Share	$0.28	$0.30
Diluted Earnings per Share	$0.28	$0.29

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 206,680 and 646,491 shares of common stock during the three months ended March 31, 2020 and 2019, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

18.	Separate Financial Information of Guarantor Subsidiaries
The following condensed consolidated guarantor financial information is presented to comply with the requirements of Rule 3-10 of Regulation S-X.
In 2017, we issued and sold $300.0 million in aggregate principal amount of our 5.625% Senior Notes due 2025 (the "Notes"), pursuant to an Indenture, dated as of April 18, 2017, among the Company, the Guarantors (as defined below), and Wells Fargo Bank, National Association, a national banking association, as trustee. The Notes are unconditionally and jointly and severally guaranteed by Tennant Coatings, Inc. and Tennant Sales and Service Company (collectively, the "Guarantors" or "Guarantor Subsidiaries"), which are wholly owned subsidiaries of the Company.
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
The following condensed consolidated financial information presents the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Comprehensive Income (Loss) for each of the three and three months ended March 31, 2020 and March 31, 2019, the related Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, and the related Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019, of Tennant Company ("Parent"), the Guarantor Subsidiaries on a combined basis, the wholly owned subsidiaries of Parent that are not Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") on a combined basis and elimination entries necessary to consolidate the Parent with the Guarantor and Non-Guarantor Subsidiaries. The following condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto of which this note is an integral part.

Condensed Consolidated Statement of Earnings
For the three months ended March 31, 2020
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$116.9	$150.5	$121.3	$(136.6)	$252.1
Cost of Sales	76.4	125.5	82.5	(136.4)	148.0
Gross Profit	40.5	25.0	38.8	(0.2)	104.1

Operating Expense:
Research and Development Expense	5.9	0.3	1.2	—	7.4
Selling and Administrative Expense	27.4	18.6	36.3	—	82.3
Total Operating Expense	33.3	18.9	37.5	—	89.7
Profit from Operations	7.2	6.1	1.3	(0.2)	14.4

Other Income (Expense):
Equity in Earnings of Affiliates	—	0.5	0.4	(0.9)	—
Interest (Expense) Income, Net	(4.2)	—	—	—	(4.2)
Intercompany Interest Income (Expense)	3.4	(1.4)	(2.0)	—	—
Net Foreign Currency Transaction Loss (Gain)	—	(0.1)	(4.0)	—	(4.1)
Other (Expense) Income, Net	(0.1)	(0.3)	0.6	—	0.2
Total Other Expense, Net	(0.9)	(1.3)	(5.0)	(0.9)	(8.1)

Profit Before Income Taxes	6.3	4.8	(3.7)	(1.1)	6.3
Income Tax Expense (Benefit)	1.1	1.1	(0.1)	(1.0)	1.1
Net Earnings Including Noncontrolling Interest	5.2	3.7	(3.6)	(0.1)	5.2
Net Earnings Attributable to Tennant Company	$5.2	$3.7	$(3.6)	$(0.1)	$5.2

Condensed Consolidated Statement of Earnings
For the three months ended March 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Sales	$116.5	$148.4	$133.3	$(135.7)	$262.5
Cost of Sales	76.5	123.0	88.8	(134.0)	154.3
Gross Profit	40.0	25.4	44.5	(1.7)	108.2

Operating Expense:
Research and Development Expense	5.6	0.2	1.4	—	7.2
Selling and Administrative Expense	27.2	19.0	44.0	—	90.2
Total Operating Expense	32.8	19.2	45.4	—	97.4
Profit from Operations	7.2	6.2	(0.9)	(1.7)	10.8

Other Income (Expense):
Equity in Earnings of Affiliates	0.3	0.8	1.4	(2.5)	—
Interest (Expense) Income, Net	(4.2)	—	—	—	(4.2)
Intercompany Interest Income (Expense)	3.5	(1.4)	(2.1)	—	—
Net Foreign Currency Transaction Loss (Gain)	—	—	0.2	—	0.2
Other (Expense) Income, Net	(0.2)	(0.4)	0.4	—	(0.2)
Total Other Income (Expense), Net	(0.6)	(1.0)	(0.1)	(2.5)	(4.2)

Profit Before Income Taxes	6.6	5.2	(1.0)	(4.2)	6.6
Income Tax Expense (Benefit)	1.2	1.1	1.0	(2.1)	1.2
Net Earnings Including Noncontrolling Interest	5.4	4.1	(2.0)	(2.1)	5.4
Net Earnings Attributable to Tennant Company	$5.4	$4.1	$(2.0)	$(2.1)	$5.4

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the three months ended March 31, 2020
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings Including Noncontrolling Interest	$5.2	$3.7	$(3.6)	$(0.1)	$5.2
Other Comprehensive Loss:
Foreign currency translation adjustments	(11.3)	(0.3)	(20.0)	20.3	(11.3)
Cash flow hedge	4.8	—	—	—	4.8
Income Taxes:
Foreign currency translation adjustments	—	—	—	—	—
Cash flow hedge	(1.1)	—	—	—	(1.1)
Total Other Comprehensive Loss, net of tax	(7.6)	(0.3)	(20.0)	20.3	(7.6)

Total Comprehensive (Loss) Income Including Noncontrolling Interest	(2.4)	3.4	(23.6)	20.2	(2.4)
Comprehensive (Loss) Income Attributable to Tennant Company	$(2.4)	$3.4	$(23.6)	$20.2	$(2.4)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the three months ended March 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
Net Earnings Including Noncontrolling Interest	$5.4	$4.1	$(2.0)	$(2.1)	$5.4
Other Comprehensive Loss:
Foreign currency translation adjustments	(2.3)	—	(22.6)	22.6	(2.3)
Pension and retiree medical benefits	—	—	1.2	(1.2)	—
Cash flow hedge	1.4	—	—	—	1.4
Income Taxes:
Foreign currency translation adjustments	(0.1)	—	0.1	(0.1)	(0.1)
Pension and retiree medical benefits	—	—	(0.3)	0.3	—
Cash flow hedge	(0.3)	—	—	—	(0.3)
Total Other Comprehensive (Loss) Income, net of tax	(1.3)	—	(21.6)	21.6	(1.3)

Total Comprehensive (Loss) Income Including Noncontrolling Interest	4.1	4.1	(23.6)	19.5	4.1
Comprehensive (Loss) Income Attributable to Tennant Company	$4.1	$4.1	$(23.6)	$19.5	$4.1

Condensed Consolidated Balance Sheet
As of March 31, 2020
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$150.3	$1.0	$40.8	$—	$192.1
Net Receivables	1.4	95.5	110.2	—	207.1
Intercompany Receivables	36.1	117.4	—	(153.5)	—
Inventories	38.5	18.0	111.4	(12.7)	155.2
Prepaid and Other Current Assets	14.7	0.9	15.0	0.2	30.8
Total Current Assets	241.0	232.8	277.4	(166.0)	585.2
Property, Plant and Equipment	252.1	10.1	153.8	—	416.0
Accumulated Depreciation	(167.3)	(4.4)	(70.4)	—	(242.1)
Property, Plant and Equipment, Net	84.8	5.7	83.4	—	173.9
Operating Lease Assets	4.9	10.2	27.7	—	42.8
Investment in Affiliates	393.3	14.3	31.1	(438.7)	—
Intercompany Loans	295.5	—	—	(295.5)	—
Goodwill	12.9	1.7	176.6	—	191.2
Intangible Assets, Net	3.0	2.4	124.2	—	129.6
Other Assets	4.9	5.0	17.6	—	27.5
Total Assets	$1,040.3	$272.1	$738.0	$(900.2)	$1,150.2
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$—	$—	$1.1	$—	$1.1
Accounts Payable	40.0	5.8	50.0	—	95.8
Intercompany Payables	115.5	—	38.0	(153.5)	—
Employee Compensation and Benefits	9.6	7.9	22.7	—	40.2
Other Current Liabilities	29.4	17.7	40.7	0.2	88.0
Total Current Liabilities	194.5	31.4	152.5	(153.3)	225.1
Long-Term Liabilities:
Long-Term Debt	461.4	—	1.1	—	462.5
Intercompany Loans	2.9	128.0	164.5	(295.4)	—
Long-Term Operating Lease Liabilities	3.6	5.2	18.5	—	27.3
Employee-Related Benefits	10.1	1.5	7.0	—	18.6
Deferred Income Taxes	—	—	39.8	—	39.8
Other Liabilities	9.1	2.9	6.2	—	18.2
Total Long-Term Liabilities	487.1	137.6	237.1	(295.4)	566.4
Total Liabilities	681.6	169.0	389.6	(448.7)	791.5
Equity:
Common Stock	6.9	—	11.1	(11.1)	6.9
Additional Paid-In Capital	49.4	77.6	417.4	(495.0)	49.4
Retained Earnings	347.1	26.9	2.4	(29.3)	347.1
Accumulated Other Comprehensive Loss	(46.1)	(1.4)	(83.9)	85.3	(46.1)
Total Tennant Company Shareholders' Equity	357.3	103.1	347.0	(450.1)	357.3
Noncontrolling Interest	1.4	—	1.4	(1.4)	1.4
Total Equity	358.7	103.1	348.4	(451.5)	358.7
Total Liabilities and Total Equity	$1,040.3	$272.1	$738.0	$(900.2)	$1,150.2

Condensed Consolidated Balance Sheet
As of December 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$27.7	$1.3	$45.6	$—	$74.6
Net Receivables	3.3	99.7	120.3	—	223.3
Intercompany Receivables	35.7	137.7	—	(173.4)	—
Inventories	39.1	16.9	106.9	(12.8)	150.1
Prepaid and Other Current Assets	17.8	1.2	14.0	—	33.0
Total Current Assets	123.6	256.8	286.8	(186.2)	481.0
Property, Plant and Equipment	246.7	10.0	155.8	—	412.5
Accumulated Depreciation	(164.3)	(4.2)	(70.7)	—	(239.2)
Property, Plant and Equipment, Net	82.4	5.8	85.1	—	173.3
Operating Lease Assets	5.2	10.3	31.1	—	46.6
Investment in Affiliates	420.7	14.1	39.2	(474.0)	—
Intercompany Loans	298.2	—	—	(298.2)	—
Goodwill	12.9	1.7	180.5	—	195.1
Intangible Assets, Net	3.2	2.5	132.0	—	137.7
Other Assets	4.9	4.4	19.9	—	29.2
Total Assets	$951.1	$295.6	$774.6	$(958.4)	$1,062.9
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$30.0	$—	$1.3	$—	$31.3
Accounts Payable	39.4	5.1	49.6	—	94.1
Intercompany Payables	137.5	—	35.9	(173.4)	—
Employee Compensation and Benefits	19.3	17.5	26.7	—	63.5
Other Current Liabilities	24.9	20.5	40.6	—	86.0
Total Current Liabilities	251.1	43.1	154.1	(173.4)	274.9
Long-Term Liabilities:
Long-Term Debt	306.2	—	1.3	—	307.5
Intercompany Loans	2.1	128.0	168.1	(298.2)	—
Long-Term Operating Lease Liabilities	4.0	5.3	21.0	—	30.3
Employee-Related Benefits	10.4	1.4	7.6	—	19.4
Deferred Income Taxes	—	—	41.7	—	41.7
Other Liabilities	16.0	3.0	8.8	—	27.8
Total Long-Term Liabilities	338.7	137.7	248.5	(298.2)	426.7
Total Liabilities	589.8	180.8	402.6	(471.6)	701.6
Equity:
Common Stock	6.9	—	11.1	(11.1)	6.9
Additional Paid-In Capital	45.5	77.6	417.4	(495.0)	45.5
Retained Earnings	346.0	38.4	6.0	(44.4)	346.0
Accumulated Other Comprehensive Loss	(38.5)	(1.2)	(63.9)	65.1	(38.5)
Total Tennant Company Shareholders' Equity	359.9	114.8	370.6	(485.4)	359.9
Noncontrolling Interest	1.4	—	1.4	(1.4)	1.4
Total Equity	361.3	114.8	372.0	(486.8)	361.3
Total Liabilities and Total Equity	$951.1	$295.6	$774.6	$(958.4)	$1,062.9

Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2020
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$4.0	$(0.2)	$4.9	$—	$8.7
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(6.2)	(0.1)	(6.1)	—	(12.4)
Proceeds from Disposals of Property, Plant, and Equipment	0.1	—	—	—	0.1
Purchase of Intangible Assets	—	—	(0.1)	—	(0.1)
Loan Payments to Parent	—	—	(0.9)	0.9	—
Net Cash Used in Investing Activities	(6.1)	(0.1)	(7.1)	0.9	(12.4)
FINANCING ACTIVITIES
Proceeds from Credit Facility Borrowings	125.0	—	—	—	125.0
Loan Payments from Subsidiaries	0.9	—	—	(0.9)	—
Repayments of Debt	—	—	(0.3)	—	(0.3)
Change in Finance Lease Obligations	—	—	(0.1)	—	(0.1)
Proceeds from Issuances of Common Stock	2.4	—	—	—	2.4
Dividends Paid	(4.0)	—	—	—	(4.0)
Net Cash Provided by (Used in) Financing Activities	124.3	—	(0.4)	(0.9)	123.0
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	0.4	—	(2.2)	—	(1.8)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	122.6	(0.3)	(4.8)	—	117.5
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	27.7	1.3	45.6	—	74.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$150.3	$1.0	$40.8	$—	$192.1

Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Tennant Company
OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(4.2)	$(0.4)	$(7.0)	$—	$(11.6)
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(16.6)	(0.1)	(3.8)	—	(20.5)
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	—	0.1	—	0.1
Acquisition of Business, Net of Cash, Cash Equivalents and Restricted Cash Acquired	—	—	(9.0)	—	(9.0)
Purchase of Intangible Asset	—	—	(0.2)	—	(0.2)
Loan Payments to Parent	—	—	(0.2)	0.2	—
Net Cash Used in Investing Activities	(16.6)	(0.1)	(13.1)	0.2	(29.6)
FINANCING ACTIVITIES
Proceeds from Credit Facility Borrowings	13.0	—	—	—	13.0
Repayment of Debt	(4.0)	—	(4.0)	—	(8.0)
Change in Finance Lease Obligations	—	—	(0.1)	—	(0.1)
Loan Payments from Subsidiaries	0.2	—	—	(0.2)	—
Proceeds from Issuance of Common Stock	0.6	—	—	—	0.6
Dividends Paid	(4.0)	—	—	—	(4.0)
Net Cash Provided by (Used in) Financing Activities	5.8	—	(4.1)	(0.2)	1.5
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	0.5	—	0.5
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(15.0)	(0.5)	(23.7)	—	(39.2)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	24.8	1.6	59.7	—	86.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$9.8	$1.1	$36.0	$—	$46.9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Tennant Company is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, reduce environmental impact and help create a cleaner, safer, healthier world. The Company is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products, including floor maintenance and cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, specialty surface coatings and asset management solutions. Our products are used in many types of environments, including retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, and more. Customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
Impact of COVID-19
Because we are a global company, our results of operations are affected by macroeconomic conditions. We continue to see economic and geopolitical uncertainty in many regions around the world. The coronavirus (COVID-19) pandemic has increased the uncertainty globally and has resulted in general economic disruption. Governments across the world have taken numerous actions to limit the spread of COVID-19, including stay-at-home orders, which have reduced operating activities across global businesses.

To date, the primary impact of the pandemic on the Company’s business has been related to temporary plant shutdowns, as well as a slowdown in sales to some end markets amid widespread closures of customer facilities and operations. Tennant’s China factories were closed for two weeks in February, and the Company temporarily suspended operations at its plants in Italy and the United States at times during the month of March. We have experienced, and expect to continue experiencing, lower demand and volume for our products, including delivery and shipping delays that adversely impact our businesses.  Within the first quarter of 2020, we recorded quarter-to-date organic sales growth of 6.7 percent in February and a 16.8 percent decline in the month of March. We believe most of the organic sales decline in March 2020 was due to the pandemic. We saw April organic sales declines of approximately 30 percent as a result of continued slowdowns in sales to some end markets amid widespread disruptions to our customers; however, we are unsure whether or not this level of decline will continue in the future.

We are actively managing our business to respond to the COVID-19 impact. We have prioritized the health and safety of our employees and customers. The Company has established a dedicated enterprise-wide response team and implemented work-from-home processes for much of its workforce. We have established cross-functional and daily communications with suppliers to review, track and prioritize high-risk components. We have also identified and activated alternative suppliers, materials and components as needed. To date, we have been able to avoid major supply disruptions. Regarding transportation, we have set up tracking, reporting and communication channels with carriers to understand their risks and to evaluate available options where necessary.

We have also taken a number of actions globally to minimize the financial impact such as suspending a significant amount of business-related travel, reducing non-essential discretionary and project spending, implementing merit freezes, hiring freezes, and other headcount-related actions, including a combination of salary cuts, reduced work schedules and/or furlough programs for all employees globally, while operating within the local laws and regulations, and developing multiple financial scenarios to ensure liquidity and to identify additional actions, if needed.

We continue to monitor the continuously evolving situation and guidance from authorities. As a result of the disruptions and volatility caused by COVID-19, we cannot reasonably estimate the impact of the pandemic on our financial results in the future. We expect that the longer the period of disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations. Refer to Part II, Item 1A “Risk Factors” for an updated risk factor related to the COVID-19 pandemic.

Historical Results
The following table compares the historical results of operations for the three months ended March 31, 2020 and 2019, respectively, and as a percentage of Net Sales (in millions, except per share data and percentages):

	Three Months Ended
	March 31
	2020	%	2019	%
Net Sales	$252.1	100.0	$262.5	100.0
Cost of Sales	148.0	58.7	154.3	58.8
Gross Profit	104.1	41.3	108.2	41.2
Operating Expense:
Research and Development Expense	7.4	2.9	7.2	2.7
Selling and Administrative Expense	82.3	32.6	90.2	34.4
Total Operating Expense	89.7	35.6	97.4	37.1
Profit from Operations	14.4	5.7	10.8	4.1
Other Income (Expense):
Interest Income	0.9	0.4	0.8	0.3
Interest Expense	(5.1)	(2.0)	(5.0)	(1.9)
Net Foreign Currency Transaction (Loss) Gain	(4.1)	(1.6)	0.2	0.1
Other Income (Expense), Net	0.2	0.1	(0.2)	(0.1)
Total Other Expense, Net	(8.1)	(3.2)	(4.2)	(1.6)
Profit Before Income Taxes	6.3	2.5	6.6	2.5
Income Tax Expense	1.1	0.4	1.2	0.5
Net Earnings Including Noncontrolling Interest	5.2	2.1	5.4	2.1
Net Earnings Attributable to Tennant Company	$5.2	2.1	$5.4	2.1
Net Earnings Attributable to Tennant Company per Share - Diluted	$0.28		$0.29

Net Sales
Consolidated Net Sales for the first quarter of 2020 totaled $252.1 million, a 4.0% decrease as compared to consolidated Net Sales of $262.5 million in the first quarter of 2019.
The components of the consolidated Net Sales change for the three months ended March 31, 2020 as compared to the same period in 2019 were as follows:

2020 v. 2019
Three Months Ended
March 31
Organic Net Sales	(2.4%)
Foreign Currency	(1.6%)
Total Net Sales	(4.0%)

The 4.0% decrease in consolidated Net Sales in the first quarter of 2020 as compared to the same period in 2019 was driven by:

•
An organic sales decrease of approximately 2.4%, which excludes the effects of foreign currency exchange. The organic sales decrease was primarily due to declines in the EMEA and APAC regions, largely driven by the impact of the COVID-19 pandemic as well as general softness in the APAC region. The organic sales decrease was partly offset by growth in the Americas regions, primarily driven by strong commercial sales in North America and Mexico; and

•	An unfavorable impact from foreign currency exchange of approximately 1.6%.
The following table sets forth the Net Sales by geographic area for the three months ended March 31, 2020 and 2019 and the percentage change from the prior year (in millions, except percentages):

	Three Months Ended
	March 31
	2020	2019	%
Americas	$162.6	$160.8	1.1
Europe, Middle East and Africa	72.0	78.1	(7.8)
Asia Pacific	17.5	23.6	(25.8)
Total	$252.1	$262.5	(4.0)
Americas
Net Sales in the Americas were $162.6 million for the first quarter of 2020, an increase of 1.1% from the first quarter of 2019. Foreign currency exchange within the Americas unfavorably impacted Net Sales by approximately 0.8% in the first quarter of 2020. Organic sales growth in the Americas favorably impacted Net Sales by approximately 1.9% due to higher strategic account channel sales from continued strong demand for our autonomous cleaning machines in North America as well as growth in strategic account sales in Mexico. The organic sales growth was partly offset by a decrease in sales due to the impact of COVID-19 in North America as well as a decrease in sales in Brazil due to the economic challenges in the region.
Europe, Middle East and Africa
EMEA Net Sales were $72.0 million for the first quarter of 2020, a decrease of 7.8% from the first quarter of 2019. Foreign currency exchange within EMEA unfavorably impacted Net Sales by approximately 2.9% in the first quarter of 2020. Organic sales declines in EMEA unfavorably impacted Net Sales by approximately 4.9%, primarily due to the impact of COVID-19, particularly in Italy and France.
Asia Pacific
APAC Net Sales were $17.5 million for the first quarter of 2020, a decrease of 25.8% from the first quarter of 2019. Foreign currency exchange within APAC unfavorably impacted Net Sales by approximately 2.5% in the first quarter of 2020. Organic sales declines in APAC unfavorably impacted Net Sales by approximately 22.9% primarily as a result of declines across the region from the impact of COVID-19, particularly in China and Australia, as well as timing of strategic account sales in Australia.
Gross Profit
Gross Profit margin of 41.3% was 10 basis points higher in the first quarter of 2020 compared to the first quarter of 2019. The increase was primarily driven by pricing actions implemented during the quarter, favorable freight costs, and cost-reduction initiatives in the quarter. The favorable items were partially offset by $1.7 million from the discontinuance of the Green Machines, Orbio and outdoor product lines, and higher material and labor costs compared to the prior year.
Operating Expense
Research and Development Expense
Research and Development ("R&D") Expense was $7.4 million, or 2.9% as a percentage of Net Sales, for the first quarter of 2020, essentially flat compared to the first quarter of 2019.

We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovation leadership position.
Selling and Administrative Expense
Selling and Administrative Expense ("S&A Expense") was $82.3 million, a decrease of $7.9 million compared to the first quarter of 2019. As a percentage of Net Sales, S&A Expense for the first quarter of 2020 decreased 180 basis points to 32.6% from 34.4% in the first quarter of 2019. S&A Expense in the first quarter of 2020 included $0.8 million of restructuring costs compared to $4.3 million of restructuring costs in the first quarter of 2019. The remaining decrease is primarily driven by cost reduction initiatives throughout the Company as well acquisition and integration related expenses that did not repeat in 2020.
Total Other Expense, Net
Interest Income
Interest Income was $0.9 million in the first quarter of 2020, relatively flat compared to $0.8 million in 2019.
Interest Expense
Interest Expense was $5.1 million in the first quarter of 2020, relatively flat compared to Interest Expense of $5.0 million in the first quarter of 2019.
Net Foreign Currency Transaction (Loss) Gain
Net Foreign Currency Transaction (Loss) Gain in the first quarter of 2020 was a loss of $4.1 million compared to a gain of $0.2 million in the first quarter of 2019. The change in the impact from foreign currency transactions in the first quarter of 2020 was primarily due to significant strengthening of the U.S. dollar relative to the Brazilian real and Mexican peso compared to the same period of last year.
Other Income (Expense), Net
Other Income (Expense), Net was $0.2 million of income in the first quarter of 2020, an increase of $0.4 million compared to the same period in 2019.
Income Taxes
The effective tax rate for the first quarter of 2020 was 18.0%, as compared to the first quarter of 2019 of 17.7%.
The tax expense for the first quarter of 2020 included a $0.3 million tax benefit associated with a $0.8 million restructuring charge and a $0.4 million tax benefit associated with $1.7 million of product discontinuance costs, which impacted the effective tax rate by (2.5)%.
The tax expense for the first quarter of 2019 included a $0.1 million tax benefit associated with $0.6 million of acquisition and integration costs and a $1.2 million tax benefit associated with a $4.3 million restructuring charge, which impacted the effective tax rate by (3.8)%.
Excluding these non-recurring expenses, the effective tax rate decreased primarily due to the mix in expected full year taxable earnings by country and an increase in recognized discrete tax benefit items.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the United States.
Liquidity and Capital Resources
Liquidity
Cash, Cash Equivalents and Restricted Cash totaled $192.1 million at March 31, 2020, as compared to $74.6 million as of December 31, 2019. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. At the end of March 2020, we borrowed $125 million from our revolving credit line as a precaution to ensure we would be able to cover our cash requirements if the coronavirus pandemic were to continue for an extended period of time. Our current ratio was 2.6 and 1.7 as of March 31, 2020 and December 31, 2019, respectively, and our working capital was $360.1 million and $206.1 million, respectively. Our debt-to-capital ratio was 56.5% as of March 31, 2020, compared to 48.5% as of December 31, 2019.
Cash Flow From Operating Activities
Operating Activities provided $8.7 million of cash for the three months ended March 31, 2020. Cash provided by operating activities was driven primarily by inflows from Net Earnings adding back non-cash items of $15.9 million and a decrease in Accounts Receivables of $15.9 million. These cash inflows were partially offset by cash outflows resulting from an increase in Inventories of $14.4 million to support future sales growth and a decrease in our Employee Compensation and Benefits liabilities of $20.8 million, primarily related to 2019 incentive payments to employees.
Cash Flow From Investing Activities
Investing activities during the three months ended March 31, 2020 used $12.4 million, all of which related to net capital expenditures.
Cash Flow From Financing Activities
Net cash provided by financing activities was $123.0 million during the first three months of 2020. Proceeds from credit facility borrowings of $125.0 million and proceeds from the issuance of Common Stock of $2.4 million were partially offset by dividend payments of $4.0 million.
Newly Issued Accounting Guidance
See Note 2 to the Consolidated Financial Statements for information on new accounting pronouncements.

No other new accounting pronouncements issued but not yet effective have had, or are expected to have, a material impact on our results of operations or financial position.
Cautionary Statement Relevant to Forward-Looking Information
This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: uncertainty surrounding the impacts and duration of the COVID-19 pandemic; our ability to effectively develop or manage strategic planning and growth processes; our ability to successfully upgrade and evolve our information technology systems; fluctuations in the cost, quality, or availability of raw materials and purchased components; geopolitical and economic uncertainty throughout the world; our ability to integrate acquisitions; our ability to attract, retain and develop key personnel and create effective succession planning strategies; our ability to successfully protect our information technology systems from cybersecurity risks; our ability to develop and commercialize new innovative products and services; the occurrence of a significant business interruption; our ability to comply with laws and regulations; the potential disruption of our business from actions of activist investors or others; the competition in our business; unforeseen product liability claims or product quality issues; our ability to generate sufficient cash to satisfy our debt obligations; and the relative strength of the U.S. dollar, which affects the cost of our materials and products purchased and sold internationally. We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Form 10-Q.
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
There have been no material changes in our market risk since December 31, 2019. For additional information, refer to Item 7A of our annual report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
Other than the risk set out below, there have been no material changes to our risk factors in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2019.
Uncertainty surrounding the impacts and duration of the COVID-19 pandemic
The coronavirus ("COVID-19") outbreak that originated in China at the beginning of 2020 is causing volatility and economic disruption across the globe. The impact of COVID-19 on our business and financial performance depends on evolving factors that we cannot accurately predict, including the duration of the pandemic, restrictions on travel and transportation, the effect on our customers and on the global supply chain, the demand for our products, government actions that have or could result in further closures of our manufacturing plants, and the pace of economic recovery when the COVID-19 pandemic subsides.
Certain of our manufacturing plants temporarily suspended operations either due to government restrictions or employee health concerns. There may be a risk of future health concerns and we cannot predict future disruptions of our plants or how long they would last.

Our customers have been negatively impacted which may continue to have a material adverse impact on our sales. In addition, our suppliers may not have the ability to provide us with parts needed to manufacture our products. This may result in delays in shipments to us and also to our customers, which would affect our results of operations.
If the pandemic continues for a long duration, we will need to assess our liquidity needs. A sustained disruption in the global economy could materially affect our ability to generate sufficient cash from operations and could require us to seek additional sources of liquidity or take further actions. It could also impact our ability to meet our strategic objectives.
As a result of the coronavirus pandemic, our risk factors previously disclosed in our 2019 Form 10-K have also been heightened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 392,263 shares remaining under our prior repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of March 31, 2020, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock requiring that, after giving effect to such payments, no default exists or would result from such payment. Additionally, cash dividends are restricted to $5.0 million per quarter and approved levels of other restricted payments range from $50.0 million to unlimited based on our net leverage ratio (not taking into account any acquisition holiday) after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.

For the Quarter Ended March 31, 2020	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2020	18	$77.92	—	1,392,263
February 1 - 29, 2020	15,738	78.42	—	1,392,263
March 1 - 31, 2020	—	—	—	1,392,263
Total	15,756	$78.42	—	1,392,263

(1)
Includes 15,756 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

Item 5.	Other Information
As previously announced, Keith Woodward, who has been on a short-term medical leave of absence from his position as chief financial officer, gave notice of his intention to resign from the Company effective July 31, 2020 to pursue new opportunities and will work with us to ensure a planful transition. On May 4, 2020, we entered into a transition letter agreement with Mr. Woodward regarding the terms of his transition. Pursuant to the letter agreement, Mr. Woodward's medical leave ended effective May 1, 2020, and he will be employed in a non-executive capacity to advise the finance team through July 31, 2020. During this period, Mr. Woodward will continue to receive his current base salary of $435,000. In addition, the restricted stock unit granted to Mr. Woodward on December 1, 2018 will vest as to a pro-rated portion of the shares (pro-rated for his service from December 1, 2018 through December 31, 2019) on July 31, 2020 or such earlier date as Mr. Woodward’s employment terminates due to death or disability.

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
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Earnings for the three months ended March 31, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; (v) Consolidated Statements of Equity; and (vi) Notes to the Consolidated Financial Statements.
Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	May 6, 2020	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	May 6, 2020	/s/ Andrew Cebulla
Andrew Cebulla Vice President, Finance and Corporate Controller; Interim Chief Financial Officer and Interim Principal Accounting Officer