Form 10-Q
period 2020-09-30
TENNANT CO
filed 2020-10-29
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

10400 Clean Street
Eden Prairie, Minnesota 55344
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

As of October 23, 2020, there were 18,473,188 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNANT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except shares and per share data)	September 30		September 30
	2020	2019	2020	2019
Net Sales	$261.9	$280.7	$728.0	$842.8
Cost of Sales	157.1	166.7	428.5	499.8
Gross Profit	104.8	114.0	299.5	343.0

Operating Expense:
Research and Development Expense	7.4	8.2	21.4	23.8
Selling and Administrative Expense	79.0	84.3	222.4	267.0
Total Operating Expense	86.4	92.5	243.8	290.8
Profit from Operations	18.4	21.5	55.7	52.2

Other Income (Expense):
Interest Income	0.8	0.8	2.5	2.5
Interest Expense	(5.2)	(5.2)	(15.9)	(15.7)
Net Foreign Currency Transaction Loss	(0.9)	(0.6)	(5.0)	(0.6)
Other (Expense) Income, Net	(0.2)	0.1	(0.2)	1.4
Total Other Expense, Net	(5.5)	(4.9)	(18.6)	(12.4)

Profit Before Income Taxes	12.9	16.6	37.1	39.8
Income Tax Expense	1.2	2.0	5.9	5.0
Net Earnings Including Noncontrolling Interest	11.7	14.6	31.2	34.8
Net Earnings Attributable to Tennant Company	11.7	14.6	31.2	34.8

Net Earnings Attributable to Tennant Company per Share:
Basic	$0.64	$0.81	$1.70	$1.93
Diluted	$0.63	$0.79	$1.68	$1.89

Weighted Average Shares Outstanding:
Basic	18,371,883	18,134,909	18,335,430	18,086,962
Diluted	18,648,328	18,487,948	18,623,967	18,402,929

See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 30		September 30
	2020	2019	2020	2019
Net Earnings Including Noncontrolling Interest	$11.7	$14.6	$31.2	$34.8
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	12.1	(12.6)	4.6	(13.5)
Cash flow hedge	(0.8)	1.7	3.5	4.3
Income Taxes:
Foreign currency translation adjustments	0.3	0.1	1.0	0.1
Cash flow hedge	0.2	(0.4)	(0.8)	(1.0)
Total Other Comprehensive Income (Loss), net of tax	11.8	(11.2)	8.3	(10.1)

Total Comprehensive Income Including Noncontrolling Interest	23.5	3.4	39.5	24.7
Comprehensive Income Attributable to Tennant Company	$23.5	$3.4	$39.5	$24.7
See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In millions, except shares and per share data)	2020	2019
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$124.7	$74.6
Receivables:
Trade, less Allowances of $3.9 and $3.6, respectively	198.0	216.5
Other	3.3	6.8
Net Receivables	201.3	223.3
Inventories	133.5	150.1
Prepaid and Other Current Assets	31.8	33.0
Total Current Assets	491.3	481.0
Property, Plant and Equipment	437.7	412.5
Accumulated Depreciation	(259.4)	(239.2)
Property, Plant and Equipment, Net	178.3	173.3
Operating Lease Assets	43.7	46.6
Goodwill	201.4	195.1
Intangible Assets, Net	126.6	137.7
Other Assets	22.2	29.2
Total Assets	$1,063.5	$1,062.9
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$16.0	$31.3
Accounts Payable	86.0	94.1
Employee Compensation and Benefits	50.5	63.5
Other Current Liabilities	91.8	86.0
Total Current Liabilities	244.3	274.9
Long-Term Liabilities:
Long-Term Debt	307.6	307.5
Long-Term Operating Lease Liabilities	27.8	30.3
Employee-Related Benefits	18.0	19.4
Deferred Income Taxes	38.7	41.7
Other Liabilities	31.8	27.8
Total Long-Term Liabilities	423.9	426.7
Total Liabilities	668.2	701.6
Commitments and Contingencies (Note 13)
Equity:
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,473,149 and 18,336,010 shares issued and outstanding, respectively	6.9	6.9
Additional Paid-In Capital	52.2	45.5
Retained Earnings	365.0	346.0
Accumulated Other Comprehensive Loss	(30.2)	(38.5)
Total Tennant Company Shareholders' Equity	393.9	359.9
Noncontrolling Interest	1.4	1.4
Total Equity	395.3	361.3
Total Liabilities and Total Equity	$1,063.5	$1,062.9
See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In millions)	September 30
	2020	2019
OPERATING ACTIVITIES
Net Earnings Including Noncontrolling Interest	$31.2	$34.8
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	24.1	24.0
Amortization of Intangible Assets	15.3	16.6
Amortization of Debt Issuance Costs	1.1	1.0
Fair Value Step-Up Adjustment to Acquired Inventory	—	0.9
Deferred Income Taxes	(1.7)	(2.7)
Share-Based Compensation Expense	4.7	8.7
Allowance for Doubtful Accounts and Returns	0.9	1.6
Acquisition Contingent Consideration Adjustment	(0.3)	(1.8)
Note Receivable Write-down	—	2.7
Other, Net	1.8	(0.7)
Changes in Operating Assets and Liabilities, Net of Assets Acquired:
Receivables, Net	23.4	(0.8)
Inventories	13.1	(31.4)
Accounts Payable	(7.8)	(2.3)
Employee Compensation and Benefits	(11.9)	(0.8)
Other Current Liabilities	6.8	(0.8)
Other Assets and Liabilities	(3.2)	(2.8)
Net Cash Provided by Operating Activities	97.5	46.2
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(25.5)	(28.3)
Proceeds from Disposals of Property, Plant and Equipment	0.1	0.1
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	0.1
Acquisition of Businesses, Net of Cash, Cash Equivalents and Restricted Cash Acquired	—	(8.9)
Purchase of Intangible Assets	(0.1)	(0.5)
Net Cash Used in Investing Activities	(25.5)	(37.5)
FINANCING ACTIVITIES
Proceeds from Borrowings	126.4	25.0
Repayments of Debt	(142.3)	(37.9)
Change in Finance Lease Obligations	(0.1)	(0.2)
Proceeds from Issuance of Common Stock	3.6	2.8
Purchase of Noncontrolling Owner Interest	—	(0.5)
Dividends Paid	(12.1)	(12.0)
Net Cash Used in Financing Activities	(24.5)	(22.8)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	2.6	(0.3)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	50.1	(14.4)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	74.6	86.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$124.7	$71.7

SUPPLEMENTAL CASH FLOW INFORMATION	Nine Months Ended
	September 30
	2020	2019
Cash Paid for Income Taxes	$7.7	$12.6
Cash Paid for Interest	9.6	10.6
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows from operating leases	14.8	17.0
Financing cash flows from finance leases	0.1	0.2
Lease assets obtained in exchange for new finance lease liabilities	—	0.1
Lease assets obtained in exchange for new operating lease liabilities	10.2	18.7
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$2.3	$1.1
See accompanying Notes to the Consolidated Financial Statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	18,336,010	$6.9	$45.5	$346.0	$(38.5)	$359.9	$1.4	$361.3
Net Earnings		—	—	5.2	—	5.2	—	5.2
Other Comprehensive Loss		—	—	—	(7.6)	(7.6)	—	(7.6)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 15,756 shares	98,805	—	1.1	—	—	1.1	—	1.1
Share-Based Compensation		—	2.8	—	—	2.8	—	2.8
Dividends paid $0.22 per Common Share		—	—	(4.0)	—	(4.0)	—	(4.0)
Other		—	—	(0.1)	—	(0.1)	—	(0.1)
Balance, March 31, 2020	18,434,815	$6.9	$49.4	$347.1	$(46.1)	$357.3	$1.4	$358.7
Net Earnings		—	—	14.3	—	14.3	—	14.3
Other Comprehensive Income		—	—	—	4.1	4.1	—	4.1
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 3,399 shares	20,647	—		—	—	—	—	—
Dividends paid $0.22 per Common Share		—	—	(4.0)	—	(4.0)	—	(4.0)
Balance, June 30, 2020	18,455,462	$6.9	$49.4	$357.4	$(42.0)	$371.7	$1.4	$373.1
Net Earnings		—	—	11.7	—	11.7	—	11.7
Other Comprehensive Income		—	—	—	11.8	11.8	—	11.8
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 1,321 shares	17,687	—	0.9	—	—	0.9	—	0.9
Share-Based Compensation		—	1.9	—	—	1.9	—	1.9
Dividends paid $0.22 per Common Share		—	—	(4.1)	—	(4.1)	—	(4.1)
Balance, September 30, 2020	18,473,149	$6.9	$52.2	$365.0	$(30.2)	$393.9	$1.4	$395.3

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	18,125,201	$6.8	$28.5	$316.3	$(37.2)	$314.4	$1.9	$316.3
Net Earnings		—	—	5.4	—	5.4	—	5.4
Other Comprehensive Income		—	—	—	(1.3)	(1.3)	—	(1.3)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 6,952 shares	35,338	—	0.2	—	—	0.2	—	0.2
Share-Based Compensation		—	3.3	—	—	3.3	—	3.3
Dividends paid $0.22 per Common Share		—	—	(4.0)	—	(4.0)	—	(4.0)
Recognition of Noncontrolling Interests		—	—	—	—	—	0.3	0.3
Balance, March 31, 2019	18,160,539	$6.8	$32.0	$317.7	$(38.5)	$318.0	$2.2	$320.2
Net Earnings		—	—	14.8	—	14.8	—	14.8
Other Comprehensive Income		—	—	—	2.4	2.4	—	2.4
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 3,310 shares	31,947	—	0.3	—	—	0.3	—	0.3
Share-Based Compensation		—	1.7	—	—	1.7	—	1.7
Dividends paid $0.22 per Common Share		—	—	(4.0)	—	(4.0)	—	(4.0)
Recognition of Noncontrolling Interests		—	—	—	—	—	(0.3)	(0.3)
Purchase of Noncontrolling Owner Interest		—	0.5	—	—	0.5	(0.5)	—
Other		—	—	—	—	—	0.1	0.1
Balance, June 30, 2019	18,192,486	$6.8	$34.5	$328.5	$(36.1)	$333.7	$1.5	$335.2
Net Earnings		—	—	14.6	—	14.6	—	14.6
Other Comprehensive Income		—	—	—	(11.2)	(11.2)	—	(11.2)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 1,560 shares	61,531	—	1.5	—	—	1.5	—	1.5
Share-Based Compensation		—	3.7	—	—	3.7	—	3.7
Dividends paid $0.22 per Common Share		—	—	(4.0)	—	(4.0)	—	(4.0)
Recognition of Noncontrolling Interests		—	—	—	—	—	—	—
Purchase of Noncontrolling Owner Interest		—	—	—	—	—	—	—
Other		—	—	—	—	—	—	—
Balance, September 30, 2019	18,254,017	6.8	39.7	339.1	(47.3)	338.3	1.5	339.8
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
New Accounting Pronouncements – In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients to applying generally accepted accounting principles to certain contract modifications, hedging relationships, and other transactions affected by the reference rate reform, which affects the London Inter-bank Offered Rate, if certain criteria are met. The amendments are effective March 12, 2020 through December 31, 2022. We are evaluating whether to apply any of the expedients and/or exceptions.
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

A reconciliation of the beginning and ending allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts:
December 31, 2019 balance	$3.6
Charged to costs and expenses	1.5
Deductions(a)	(1.2)
September 30, 2020 balance	$3.9

(a)	Includes accounts determined to be uncollectible and charged against reserves.
3. Revenue
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the three and nine months ended September 30, 2020 and 2019:

Net Sales by geographic area

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Americas	$167.7	$186.1	$466.6	$536.4
Europe, Middle East and Africa	69.5	69.7	196.3	228.6
Asia Pacific	24.7	24.9	65.1	77.8
Total	$261.9	$280.7	$728.0	$842.8
Net Sales are attributed to each geographic area based on the end user country and are net of intercompany sales.
Net Sales by groups of similar products and services

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Equipment	$167.6	$190.0	$456.3	$552.9
Parts and Consumables	52.7	46.9	150.2	158.2
Specialty Surface Coatings	5.3	6.9	16.6	20.2
Service and Other	36.3	36.9	104.9	111.5
Total	$261.9	$280.7	$728.0	$842.8
For the three months ended September 30, 2019, we reclassified $20.7 million from Service and Other to Equipment and $2.8 million from Service and Other to Parts and Consumables. For the nine months ended September 30, 2019, we reclassified $4.9 million from Parts and Consumables to Equipment and $28.8 million from Service and Other to Equipment.
Net Sales by sales channel

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Sales Direct to Consumer	$177.3	$189.7	$488.2	$563.5
Sales to Distributors	84.6	91.0	239.8	279.3
Total	$261.9	$280.7	$728.0	$842.8

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

The change in our sales incentive accrual balance for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended
	September 30
	2020	2019
Beginning balance	$13.7	$16.7
Additions to sales incentive accrual	15.0	21.0
Contract payments	(15.6)	(24.4)
Foreign currency fluctuations	(0.1)	(0.1)
Ending balance	$13.0	$13.2

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
The change in the deferred revenue balance for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended
	September 30
	2020	2019
Beginning balance	$10.7	$8.5
Increase in deferred revenue representing our obligation to satisfy future performance obligations	15.3	16.9
Deferred revenue addition from the acquisition of Gaomei	—	1.4
Decrease in deferred revenue for amounts recognized in Net Sales for satisfied performance obligations	(15.0)	(16.8)
Foreign currency fluctuations	(0.8)	(0.1)
Ending balance	$10.2	$9.9

Certain 2019 numbers in the table above have been adjusted to conform with current year presentation.
At September 30, 2020, $6.7 million and $3.5 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets. Of this, we expect to recognize the following approximate amounts in Net Sales in the following periods:

Remaining 2020	$4.6
2021	2.7
2022	1.6
2023	0.8
2024	0.4
Thereafter	0.1
Total	$10.2

At December 31, 2019, $6.8 million and $3.9 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets.

4.	Management Actions
Restructuring Actions
In the third quarter of 2020, we implemented a restructuring action to consolidate our Gaomei business and our existing China business in order to deliver cost synergies and improve our profitability. The pre-tax charge of $1.6 million in the first nine months of 2020 consisted of $1.3 million of severance-related costs and $0.3 million of other costs, all of which were recorded in the third quarter of 2020. Of the restructuring costs, $0.5 million were included in Cost of Sales and $1.1 million in Selling and Administrative Expense in the Consolidated Statements of Earnings. We expect to incur up to $2.9 million of costs related to this restructuring. The charge impacted our Asia Pacific (APAC) operating segment. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.
In the first quarter of 2020, we implemented a restructuring action in an effort to streamline our operating model in Japan. The pre-tax charge of $1.6 million in the first nine months of 2020 consisted of $1.1 million of severance-related costs and $0.5 million of other costs, of which $0.1 million was recorded in the third quarter of 2020. Of the restructuring costs, $0.1 million were included in Cost of Sales and $1.5 million in Selling and Administrative Expense in the

Consolidated Statements of Earnings. We expect to incur up to $2 million of costs related to this restructuring. The charge impacted our Asia Pacific (APAC) operating segment. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.
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
A reconciliation of the beginning and ending liability balances is as follows:

Severance and Related Costs
December 31, 2018 balance	$2.2
2019 charges and utilization:
New charges	6.1
Cash payments	(2.5)
Adjustments to accrual	(1.3)
December 31, 2019 balance	$4.5
2020 charges and utilization:
New charges	2.4
Cash payments	(4.2)
Foreign currency fluctuations	0.1
Adjustment to accrual	(0.5)
September 30, 2020 balance	$2.3

Other Actions
In 2019, we made the decision to discontinue certain product lines. During the nine months ended September 30, 2020, we recorded an additional $1.7 million in Cost of Sales in the Consolidated Statements of Earnings to reflect our estimate of inventory that will not be sold, all of which was recorded in the first quarter of 2020.

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

•
$4.7 million which represents the estimated fair value of contingent consideration at the acquisition date. In April 2020, the earnout agreement was modified. The final payment is based on a fixed payment plus variable payments contingent on achieving certain levels of gross profit and achieving integration milestones. Consideration of $1.4 million to $3.1 million will be paid in March 2021 if the targets are met. As of September 30, 2020, the contingent consideration had a fair value of $1.9 million based on a probability-weighted analysis of achieving targets; and

•	$(0.2) million which represents a working capital purchase price adjustment.

None of the goodwill is expected to be deductible for income tax purposes. The expected lives of the acquired amortizable intangible assets range from 10 years to 15 years and are being amortized on a straight-line basis.

6.	Inventories
Inventories are valued at the lower of cost or net realizable value. Inventories at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Inventories carried at LIFO:
Finished goods	$44.1	$50.9
Raw materials, production parts and work-in-process	25.1	32.5
Excess of FIFO over LIFO cost(a)	(31.8)	(33.4)
Total LIFO inventories	37.4	50.0
Inventories carried at FIFO:
Finished goods	56.4	60.1
Raw materials, production parts and work-in-process	39.7	40.0
Total FIFO inventories	96.1	100.1
Total inventories	$133.5	$150.1

(a)	The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

7.	Goodwill and Intangible Assets
The changes in the carrying value of Goodwill for the nine months ended September 30, 2020 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2019	$235.1	$(40.0)	$195.1
Additions	—	—	—
Foreign currency fluctuations	5.8	0.5	6.3
Balance as of September 30, 2020	$240.9	$(39.5)	$201.4

The balances of acquired Intangible Assets, excluding Goodwill, as of September 30, 2020 and December 31, 2019, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of September 30, 2020
Original cost	$159.4	$33.1	$17.4	$209.9
Accumulated amortization	(63.3)	(11.0)	(9.0)	(83.3)
Carrying value	$96.1	$22.1	$8.4	$126.6
Weighted average original life (in years)	15	11	11
Balance as of December 31, 2019
Original cost	$154.1	$31.8	$17.1	$203.0
Accumulated amortization	(49.8)	(8.2)	(7.3)	(65.3)
Carrying value	$104.3	$23.6	$9.8	$137.7
Weighted average original life (in years)	15	11	11

Amortization expense on Intangible Assets for the three and nine months ended September 30, 2020 was $5.3 million and $15.3 million, respectively. Amortization expense on Intangible Assets for the three and nine months ended September 30, 2019 was $5.1 million and $16.6 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2020	$5.3
2021	19.7
2022	17.5
2023	16.0
2024	14.4
Thereafter	53.7
Total	$126.6

8.	Debt
Financial Covenants
In 2017, the Company and certain of our foreign subsidiaries entered into a secured Credit Agreement (the "2017 Credit Agreement") with JPMorgan, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Wells Fargo National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents, and the lenders (including JPMorgan) from time to time party thereto. The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the Company’s ability to incur indebtedness and liens and merge or consolidate with another entity, and expires in April 2022. The 2017 Credit Agreement also contains financial covenants requiring us to maintain a net leverage ratio of consolidated net indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.00 to 1, as well as requiring us to maintain an interest coverage ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the quarter ended September 30, 2020. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net leverage ratio of consolidated senior secured net indebtedness to consolidated Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. We were in compliance with our financial covenants at September 30, 2020.
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
Debt Outstanding
Debt outstanding at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Senior Unsecured Notes	$300.0	$300.0
Credit Facility Borrowings	25.0	40.0
Secured Borrowings	1.7	2.4
Finance Lease Liabilities	0.1	0.2
Unamortized Debt Issuance Costs	(3.2)	(3.8)
Total Debt	323.6	338.8
Less: Current Portion of Long-Term Debt(a)	(16.0)	(31.3)
Long-Term Debt	$307.6	$307.5

(a)
Current portion of long-term debt as of September 30, 2020 includes a $15.0 million anticipated repayment on credit facility borrowings under our 2017 Credit Agreement, $0.9 million of current maturities of secured borrowings and $0.1 million of current maturities of finance lease liabilities.

As of September 30, 2020, we had outstanding borrowings under our Senior Unsecured Notes of $300.0 million. In addition, we had outstanding borrowings of $25.0 million under our revolving facility and had letters of credit and bank guarantees outstanding in the amount of $3.3 million, leaving approximately $171.7 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the nine months ended September 30, 2020 were $0.4 million. The overall weighted average cost of debt is approximately 5.3% and net of a related cross-currency swap instrument is approximately 4.3%. Further details regarding the cross-currency swap instrument are discussed in Note 10.

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
The changes in warranty reserves for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended
	September 30
	2020	2019
Beginning balance	$12.7	$13.1
Additions charged to expense	6.9	9.7
Foreign currency fluctuations	—	(0.1)
Claims paid	(8.6)	(8.8)
Ending balance	$11.0	$13.9

10.	Derivatives
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
Balance Sheet Hedging
Hedges of Foreign Currency Assets and Liabilities
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction Loss in our Consolidated Statements of Earnings. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At September 30, 2020 and December 31, 2019, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $55.4 million and $41.9 million, respectively.
Cash Flow Hedging
Hedges of Forecasted Foreign Currency Transactions
In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $2.8 million as of September 30, 2020 and $3.0 million as of December 31, 2019. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $8.2 million and $9.8 million as of September 30, 2020 and December 31, 2019, respectively.

Foreign Currency Derivatives
We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. We entered into Euro to U.S. dollar foreign exchange cross-currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as cash flow hedges. The hedged cash flows as of September 30, 2020 and December 31, 2019 included €161.4 million and €166.8 million of total notional values, respectively. As of September 30, 2020, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €11.4 million. The scheduled maturity and principal payment of the loan and related swaps of €150.0 million are due in April 2022. There were no new cross-currency swaps designated as cash flow hedges as of September 30, 2020.
The fair value of derivative instruments on our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	September 30, 2020	December 31, 2019	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign currency option contracts	Other Current Assets	$0.1	$—	Other Current Liabilities	$—	$—
Foreign currency forward contracts	Other Current Assets	2.2	2.5	Other Current Liabilities	—	—
Foreign currency forward contracts	Other Assets	—	—	Other Liabilities	16.4	12.6
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other Current Assets	$1.4	$0.6	Other Current Liabilities	$0.2	$0.3

As of September 30, 2020, we anticipate reclassifying approximately $2.1 million of gains from Accumulated Other Comprehensive Loss to net earnings during the next 12 months.
The following tables include the amounts in the Consolidated Statements of Earnings in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2020		2019		2020		2019
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net Sales	$261.9	$(0.1)	$280.7	$(0.1)	$728.0	$(0.1)	$842.8	$(0.1)
Interest Income	0.8	0.6	0.8	0.7	2.5	2.1	2.5	2.1
Net Foreign Currency Transaction Loss	(0.9)	(7.3)	(0.6)	7.1	(5.0)	(7.6)	(0.6)	8.1

The effect of foreign currency derivative instruments designated as hedges and of foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Earnings for the three and nine months ended September 30, 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in Other Comprehensive Income (Loss), net of tax(a)	$(0.1)	$(5.8)	$(0.1)	$(1.6)
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	—	(0.1)	—	(0.1)
Net gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Interest Income	—	0.5	—	1.6
Net loss reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction Loss	—	(5.7)	—	(5.9)
Derivatives not designated as hedging instruments:
Net (loss) gain recognized in earnings(b)	$—	$(1.7)	$—	$(1.1)
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at September 30, 2020 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$4.9	$—	$4.9	$—
Foreign currency options contracts	0.1	—	0.1	—
Total Assets	$5.0	$—	$5.0	$—
Liabilities:
Foreign currency forward exchange contracts	$17.9	$—	$17.9	$—
Contingent consideration	1.9	—	—	1.9
Total Liabilities	$19.8	$—	$17.9	$1.9

Our population of assets and liabilities subject to fair value measurements at December 31, 2019 is as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$6.4	$—	$6.4	$—
Total Assets	$6.4	$—	$6.4	$—
Liabilities:
Foreign currency forward exchange contracts	$16.2	$—	$16.2	$—
Contingent consideration	$2.1	—	—	2.1
Total Liabilities	$18.3	$—	$16.2	$2.1

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
The fair value and carrying value of total debt, including current portion, were $337.5 million and $323.6 million, respectively, as of September 30, 2020. The fair value and carrying value of total debt, including current portion, were $357.2 million and $338.8 million, respectively, as of December 31, 2019. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.
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
Our defined benefit pension plans and postretirement medical plan are described in Note 13 of our annual report on Form 10-K for the year ended December 31, 2019. We have contributed less than $0.1 million and $0.1 million during the third quarter of 2020 and $0.2 million and $0.4 million during the first nine months of 2020 to our pension plans and postretirement medical plan, respectively. We contributed $0.1 million and $0.3 million during the third quarter of 2019 and $0.3 million and $0.7 million during the first nine months of 2019 to our pension plans and postretirement medical plan, respectively.
Net benefit costs for the three and nine months ended September 30, 2020 and 2019 were not material.

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

14.	Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss, net of tax, within the Consolidated Balance Sheets, are as follows:

	September 30, 2020	December 31, 2019
Foreign currency translation adjustments	$(30.7)	$(36.3)
Pension and retiree medical benefits	(0.7)	(0.7)
Cash flow hedge	1.2	(1.5)
Total Accumulated Other Comprehensive Loss	$(30.2)	$(38.5)

The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedge	Total
December 31, 2019	$(36.3)	$(0.7)	$(1.5)	$(38.5)
Other comprehensive (loss) income before reclassifications	5.6	—	(1.6)	4.0
Amounts reclassified from Accumulated Other Comprehensive Loss	—	—	4.3	4.3
Net current period other comprehensive (loss) income	5.6	—	2.7	8.3
September 30, 2020	$(30.7)	$(0.7)	$1.2	$(30.2)

15.	Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2018 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2015.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $7.1 million for unrecognized tax benefits as of September 30, 2020, there was approximately $0.7 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2020 was $6.9 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.
The Internal Revenue Service completed its examination of the U.S. income tax returns for tax years 2016 and 2017 during the third quarter. The IRS’s adjustments to certain tax positions were not material and were fully reserved. We are currently undergoing income tax examinations in various foreign jurisdictions covering 2017. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

16.	Share-Based Compensation
Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2019. During the three months ended September 30, 2020 and 2019, we recognized total Share-Based Compensation Expense of $1.9 million and $3.7 million, respectively. During the nine months ended September 30, 2020 and 2019, we recognized total Share-Based Compensation Expense of $4.7 million and $8.7 million, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the nine months ended September 30, 2020 and 2019 was $0.3 million and $0.7 million, respectively.

During the first nine months of 2020, we issued 17,348 restricted shares. The weighted average grant date fair value of each share awarded was $81.07. Restricted share awards generally have a three year vesting period from the effective date of the grant. The total fair value of shares vested during the nine months ended September 30, 2020 and 2019 was $0.7 million and $1.0 million, respectively.

17.	Earnings Attributable to Tennant Company Per Share
The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Numerator:
Net Earnings Attributable to Tennant Company	$11.7	$14.6	$31.2	$34.8
Denominator:
Basic - Weighted Average Shares Outstanding	18,371,883	18,134,909	18,335,430	18,086,962
Effect of dilutive securities:
Share-based compensation plans	276,445	353,039	288,537	315,967
Diluted - Weighted Average Shares Outstanding	18,648,328	18,487,948	18,623,967	18,402,929
Basic Earnings per Share	$0.64	$0.81	$1.70	$1.93
Diluted Earnings per Share	$0.63	$0.79	$1.68	$1.89

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 578,858 and 485,853 shares of common stock during the three months ended September 30, 2020 and 2019, respectively. Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 620,605 and 687,972 shares of common stock during the nine months ended September 30, 2020 and 2019, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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

To date, the primary impact of the pandemic on the Company’s business has been related to a slowdown in sales to some end markets amid widespread closures of customer facilities and operations. We have experienced, and expect to continue experiencing, lower demand and volume for our products, including delivery and shipping delays that adversely impact our businesses. During the first quarter of 2020, we recorded quarter-to-date organic sales growth of 6.7% in February and a 16.8% decline in the month of March, compared to the respective prior year periods. In addition, during the second quarter of 2020, we experienced an organic sales decline of 27.2%. During the third quarter of 2020, we experienced an organic sales decline of 7.1%. We believe most of the organic sales decline in the second and third quarters of 2020 was due to the pandemic. We are unsure whether or not this level of decline, or if the trend in the sales decline on a quarter-to-quarter basis, will continue in the future.

We are actively managing our business to respond to the COVID-19 impact. We have prioritized the health and safety of our employees and customers. We have established a dedicated enterprise-wide response team and implemented work-from-home processes for much of our workforce. We have established cross-functional and daily communications with suppliers to review, track and prioritize high-risk components. We have also identified and activated alternative suppliers, materials and components as needed. To date, we have been able to avoid major supply disruptions. Regarding transportation, we have set up tracking, reporting and communication channels with carriers to understand their risks and to evaluate available options where necessary. For the majority of the second and third quarters of 2020, there were a limited number of restrictions on our manufacturing operations. Although end market demand was significantly lower than the same period last year, all of our factories had the ability to operate at full capacity.

We have also taken a number of actions globally to minimize the financial impact such as suspending a significant amount of business-related travel, reducing non-essential discretionary and project spending, applying for government wage subsidies and implementing merit freezes, hiring freezes, and other headcount-related actions, including a combination of salary cuts, reduced work schedules and/or furlough programs for all employees globally, while operating within the local laws and regulations, and developing multiple financial scenarios to ensure liquidity and to identify additional actions, if needed.

We continue to monitor the continuously evolving situation and guidance from authorities. As a result of the disruptions and volatility caused by COVID-19, we cannot reasonably estimate the long-term impact of the pandemic on our financial results. We expect that the longer the period of disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations. Refer to Part II, Item 1A “Risk Factors” for an updated risk factor related to the COVID-19 pandemic.
Historical Results
The following table compares the historical results of operations for the three and nine months ended September 30, 2020 and 2019, respectively, and as a percentage of Net Sales (in millions, except per share data and percentages):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2020	%	2019	%	2020	%	2019	%
Net Sales	$261.9	100.0	$280.7	100.0	$728.0	100.0	$842.8	100.0
Cost of Sales	157.1	60.0	166.7	59.4	428.5	58.9	499.8	59.3
Gross Profit	104.8	40.0	114.0	40.6	299.5	41.1	343.0	40.7
Operating Expense:
Research and Development Expense	7.4	2.8	8.2	2.9	21.4	2.9	23.8	2.8
Selling and Administrative Expense	79.0	30.2	84.3	30.0	222.4	30.5	267.0	31.7
Total Operating Expense	86.4	33.0	92.5	33.0	243.8	33.5	290.8	34.5
Profit from Operations	18.4	7.0	21.5	7.7	55.7	7.7	52.2	6.2
Other Income (Expense):
Interest Income	0.8	0.3	0.8	0.3	2.5	0.3	2.5	0.3
Interest Expense	(5.2)	(2.0)	(5.2)	(1.9)	(15.9)	(2.2)	(15.7)	(1.9)
Net Foreign Currency Transaction Loss	(0.9)	(0.3)	(0.6)	(0.2)	(5.0)	(0.7)	(0.6)	(0.1)
Other (Expense) Income, Net	(0.2)	(0.1)	0.1	—	(0.2)	—	1.4	0.2
Total Other Expense, Net	(5.5)	(2.1)	(4.9)	(1.7)	(18.6)	(2.6)	(12.4)	(1.5)
Profit Before Income Taxes	12.9	4.9	16.6	5.9	37.1	5.1	39.8	4.7
Income Tax Expense	1.2	0.5	2.0	0.7	5.9	0.8	5.0	0.6
Net Earnings Including Noncontrolling Interest	11.7	4.5	14.6	5.2	31.2	4.3	34.8	4.1
Net Earnings Attributable to Tennant Company	$11.7	4.5	$14.6	5.2	$31.2	4.3	$34.8	4.1
Net Earnings Attributable to Tennant Company per Share - Diluted	$0.63		$0.79		$1.68		$1.89

Net Sales
Consolidated Net Sales for the third quarter of 2020 totaled $261.9 million, a 6.7% decrease as compared to consolidated Net Sales of $280.7 million in the third quarter of 2019. Consolidated Net Sales for the first nine months of 2020 totaled $728.0 million, a 13.6% decrease as compared to consolidated Net Sales of $842.8 million in the first nine months of 2019.
The components of the consolidated Net Sales change for the three and nine months ended September 30, 2020 as compared to the same period in 2019 were as follows:

	2020 v. 2019
	Three Months Ended	Nine Months Ended
	September 30	September 30
Organic Net Sales	(7.1%)	(12.8%)
Foreign Currency	0.4%	(0.8%)
Total Net Sales	(6.7%)	(13.6%)

The 6.7% decrease in consolidated Net Sales in the third quarter of 2020 as compared to the same period in 2019 was driven by:

•
An organic sales decrease of approximately 7.1%, which excludes the effects of foreign currency exchange. The organic sales decrease was due to volume declines across all regions, largely driven by the impact of the COVID-19 pandemic. The decrease was partially offset by continued strong demand for our autonomous cleaning machines in North America; and

•	A favorable impact from foreign currency exchange of approximately 0.4%.
The 13.6% decrease in consolidated Net Sales in the first nine months of 2020 as compared to the same period in 2019 was driven by:

•
An organic sales decrease of approximately 12.8%, which excludes the effects of foreign currency exchange. The organic sales decrease was primarily due to volume declines across all regions, largely driven by the impact of the COVID-19 pandemic. The decrease was partially offset by continued strong demand for our autonomous cleaning machines in North America; and

•	An unfavorable impact from foreign currency exchange of approximately 0.8%.

The following table sets forth the Net Sales by geographic area for the three and nine months ended September 30, 2020 and 2019 and the percentage change from the prior year (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2020	2019	%	2020	2019	%
Americas	$167.7	$186.1	(9.9)	$466.6	$536.4	(13.0)
Europe, Middle East and Africa	69.5	69.7	(0.3)	196.3	228.6	(14.1)
Asia Pacific	24.7	24.9	(0.8)	65.1	77.8	(16.3)
Total	$261.9	$280.7	(6.7)	$728.0	$842.8	(13.6)
Americas
Net Sales in the Americas were $167.7 million for the third quarter of 2020, a decrease of 9.9% from the third quarter of 2019. Foreign currency exchange within the Americas unfavorably impacted Net Sales by approximately 1.1% in the third quarter of 2020. Organic sales declines in the Americas unfavorably impacted Net Sales by approximately 8.8% for the third quarter of 2020 particularly due to softness in direct industrial and distributor sales, partially offset by continued demand for our autonomous cleaning machines in North America and strong growth in Brazil.
Net Sales in the Americas were $466.6 million for the first nine months of 2020, a decrease of 13.0% from the first nine months of 2019. Foreign currency exchange within the Americas unfavorably impacted Net Sales by approximately 1.0% for the first nine months of 2020. Organic sales declines in the Americas unfavorably impacted Net Sales by approximately 12.0% for the first nine months of 2020 due to the impact of COVID-19 throughout the entire region, partially offset by continued demand for our autonomous cleaning machines in North America.
Europe, Middle East and Africa
EMEA Net Sales were $69.5 million for the third quarter of 2020, a decrease of 0.3% from the third quarter of 2019. Foreign currency exchange within EMEA favorably impacted Net Sales by approximately 4.2% in the third quarter of 2020. Organic sales declines in EMEA unfavorably impacted Net Sales by approximately 4.5% for the third quarter primarily due to market weakness across the region, especially in the United Kingdom and Iberian Peninsula, partially offset by growth in Italy and France.
EMEA Net Sales were $196.3 million for the first nine months of 2020, a decrease of 14.1% from the first nine months of 2019. Foreign currency exchange within EMEA unfavorably impacted Net Sales by approximately 0.4% in the first nine months of 2020. Organic sales declines in EMEA unfavorably impacted Net Sales by approximately 13.7% for the first nine months of 2020 primarily due to the impact of COVID-19 throughout the region.

Asia Pacific
APAC Net Sales were $24.7 million for the third quarter of 2020, a decrease of 0.8% from the third quarter of 2019. Foreign currency exchange within APAC favorably impacted Net Sales by approximately 1.5% in the third quarter of 2020. Organic sales declines in APAC unfavorably impacted Net Sales by approximately 2.3% for the third quarter, especially across Southeast Asia and Korea, partially offset by growth in Australia, particularly in the direct sales channel.
APAC Net Sales were $65.1 million for the first nine months of 2020, a decrease of 16.3% from the first nine months of 2019. Foreign currency exchange within APAC unfavorably impacted Net Sales by approximately 1.1% in the first nine months of 2020. Organic sales declines in APAC unfavorably impacted Net Sales by approximately 15.2% for the first nine months of 2020, primarily due to the impact of COVID-19 throughout the region, particularly in China and Japan.
Gross Profit
Gross Profit margin of 40.0% was 60 basis points lower in the third quarter of 2020 compared to the third quarter of 2019. The decrease primarily reflects strategic investments in the business and volume deleverage, partially offset by cost-out initiatives related to the Company's enterprise strategy efforts.
Gross Profit margin of 41.1% was 40 basis points higher in the first nine months of 2020 compared to the first nine months of 2019. The increase was primarily driven by actions directly resulting from the Company’s enterprise strategy efforts like pricing and cost-out initiatives, benefits from government programs received related to COVID-19 and cost reduction actions, partially offset by volume deleverage, higher material costs, and strategic investments in the business. The government benefits included in Gross Profit in the first nine months of 2020 were $3.8 million and were substantially received in the second quarter of 2020. The benefits represent wage subsidies received from various European and Canadian authorities that are not required to be repaid.
Operating Expense
Research and Development Expense
Research and Development ("R&D") Expense was $7.4 million, or 2.8% as a percentage of Net Sales, for the third quarter of 2020, essentially flat compared to the third quarter of 2019. R&D Expense was $21.4 million, or 2.9% as a percentage of Net Sales, for the first nine months of 2020, essentially flat compared to the first nine months of 2019.
We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovation leadership position.
Selling and Administrative Expense
Selling and Administrative Expense ("S&A Expense") was $79.0 million for the third quarter of 2020, a decrease of $5.3 million compared to the third quarter of 2019. As a percentage of Net Sales, S&A Expense for the third quarter of 2020 increased 20 basis points to 30.2% from 30.0% in the third quarter of 2019. The S&A Expense decrease in the third quarter of 2020 was primarily driven by cost containment initiatives throughout the Company, including reduction in management incentives, travel costs and other discretionary spending. The decrease was partially offset by an acquisition contingent consideration adjustment which incurred in 2019 that did not repeat in 2020 as well as some investments in the business.
S&A Expense was $222.4 million for the first nine months of 2020, a decrease of $44.6 million compared to the first nine months of 2019. As a percentage of Net Sales, S&A Expense for the first nine months of 2020 decreased 120 basis points to 30.5% from 31.7% in the first nine months of 2019. S&A Expense in the first nine months of 2020 was primarily driven by cost containment initiatives throughout the Company, including employee furloughs, reduction in travel spending, and temporary pay reductions as well as benefits from government programs received related to COVID-19 and adjustments to management incentives. The government benefits included in S&A Expense in the first nine months of 2020 were $1.6 million and were substantially received in the second quarter of 2020. The benefits represent wage subsidies received from various European and Canadian authorities that are not required to be repaid. The remaining decrease included higher restructuring charges and a note receivable write-down as well as acquisition- and integration-related expenses incurred in 2019 that did not repeat in 2020.
Total Other Expense, Net
Interest Income
Interest Income was $0.8 million in the third quarter of 2020 and 2019. For the first nine months of 2020 and 2019, Interest Income was $2.5 million.
Interest Expense
Interest Expense was $5.2 million in the third quarter of 2020 and 2019. For the first nine months of 2020, Interest Expense was $15.9 million, relatively flat compared to Interest Expense of $15.7 million in the first nine months of 2019.
Net Foreign Currency Transaction Loss
Net Foreign Currency Transaction Loss in the third quarter of 2020 was a loss of $0.9 million compared to a loss of $0.6 million in the third quarter of 2019. The unfavorable impact from foreign currency transactions in the third quarter of 2020 was primarily due to the strengthening of the U.S. dollar relative to the Brazilian real during those times.

For the first nine months of 2020, Net Foreign Currency Transaction Losses were $5.0 million compared to losses of $0.6 million in the first nine months of 2019. The change in the impact from foreign currency transactions in the first nine months of 2020 was primarily due to significant strengthening of the U.S. dollar relative to the Brazilian real and Mexican peso compared to the same period of last year.

Other (Expense) Income, Net
Other (Expense) Income, Net was $0.2 million in the third quarter and first nine months of 2020, a decrease of $0.3 million and $1.6 million compared to the same periods in 2019, respectively. The decrease was primarily due to a $1.8 million acquisition-related indemnification settlement in 2019.
Income Taxes
The effective tax rate for the third quarter of 2020 was 9.7%, as compared to the third quarter of 2019 of 12.2%. The tax expense for the third quarter 2020 and 2019 included a $0.4 million tax benefit associated with $1.7 million of non-recurring expenses and a $0.1 million tax benefit associated with $2.8 million of non-recurring expenses, respectively, which impacted the effective tax rate by (1.6)% and (3.9)%, respectively.
Excluding these special items, the third quarter effective tax rate decreased primarily due to an increase in recognized discrete tax benefit items and the mix in expected full year taxable earnings by country.
The year-to-date effective tax rate was 15.9% for 2020 compared to 12.5% for 2019. The tax expense for the nine months ended September 30, 2020 and September 30, 2019 included a $1.2 million tax benefit associated with $4.1 million of non-recurring expenses and a $2.4 million tax benefit associated with $9.2 million of non-recurring expenses, respectively, which impacted the effective tax rate by (1.3%) and (2.7%), respectively.
Excluding these special items, the year-to-date effective tax rate was higher primarily due to a decrease in recognized discrete tax benefit items and the mix in expected full year taxable earnings by country.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the United States.
Liquidity and Capital Resources
Liquidity
Cash, Cash Equivalents and Restricted Cash totaled $124.7 million at September 30, 2020, as compared to $74.6 million as of December 31, 2019. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. At the end of March 2020, we borrowed $125 million from our revolving credit line as a precaution to ensure we would be able to cover our cash requirements if the COVID-19 pandemic were to continue for an extended period of time. In the second quarter of 2020, we repaid the entire $125 million borrowed in March 2020 as we determined our existing cash and cash flows were sufficient for our business needs. Our current ratio was 2.0 and 1.7 as of September 30, 2020 and December 31, 2019, respectively, and our working capital was $247.0 million and $206.1 million, respectively. Our debt-to-capital ratio was 45.1% as of September 30, 2020, compared to 48.5% as of December 31, 2019.
Cash Flow From Operating Activities
Operating Activities provided $97.5 million of cash for the nine months ended September 30, 2020. Cash provided by operating activities was driven primarily by inflows from Net Earnings adding back non-cash items of $77.1 million, a decrease in Accounts Receivables of $23.4 million, and a decrease in Inventories of $13.1 million. These cash inflows were partially offset by cash outflows resulting from a decrease in Accounts Payables of $7.8 million and a decrease in our Employee Compensation and Benefits liabilities of $11.9 million, primarily related to 2019 incentive payments to employees.
Cash Flow From Investing Activities
Investing activities during the nine months ended September 30, 2020 used $25.5 million, substantially all of which related to net capital expenditures.
Cash Flow From Financing Activities
Net cash used in financing activities was $24.5 million during the first nine months of 2020. Proceeds from borrowings of $126.4 million and proceeds from the issuance of Common Stock of $3.6 million were offset by payment of credit facility borrowings of $142.3 million and dividend payments of $12.1 million.
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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
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
Uncertainty surrounding the impacts and duration of the COVID-19 pandemic
The coronavirus ("COVID-19") outbreak that originated in China at the beginning of 2020 continues to cause volatility and economic disruption across the globe. The impact of COVID-19 on our business and financial performance depends on evolving factors that we cannot accurately predict, including the duration of the pandemic, restrictions on travel and transportation, the effect on our customers and on the global supply chain, the demand for our products, government actions that have or could result in further closures of or restrictions on our manufacturing plants, and the pace of economic recovery when the COVID-19 pandemic subsides.
Certain of our manufacturing plants previously suspended operations temporarily either due to government restrictions or employee health concerns. There may be a risk of future health concerns and we cannot predict future disruptions of our plants or how long they would last.
Our customers have been negatively impacted which has had, and may continue to have, a material adverse impact on our sales. In addition, our suppliers may not have the ability to provide us with parts needed to manufacture our products. This may result in delays in shipments to us and also to our customers, which would affect our results of operations.
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
On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 392,263 shares remaining under our prior repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of September 30, 2020, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock requiring that, after giving effect to such payments, no default exists or would result from such payment. Additionally, cash dividends are restricted to $5.0 million per quarter and approved levels of other restricted payments range from $50.0 million to unlimited based on our net leverage ratio (not taking into account any acquisition holiday) after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.

For the Quarter Ended September 30, 2020	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2020	1,155	$64.19	—	1,392,263
August 1 - 31, 2020	166	66.62	—	1,392,263
September 1 - 30, 2020	—	—	—	1,392,263
Total	1,321	$64.49	—	1,392,263

(1)
Includes 1,321 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

Item 6.	Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Form 8-K dated December 14, 2010.
3iii	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
4.1	Indenture dated as of April 18, 2017	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 24, 2017.
10.1	Separation Letter with Mary E. Talbott, Dated July 8, 2020	Incorporated by reference to Exhibit 10 to the Company's Form 8-K dated July 10, 2020.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101
The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Earnings for the three and nine months ended September 30, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; (v) Consolidated Statements of Equity; and (vi) Notes to the Consolidated Financial Statements.
Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	October 29, 2020	/s/ H. Chris Killingstad
H. Chris Killingstad President and Chief Executive Officer

Date:	October 29, 2020	/s/ Andrew Cebulla
Andrew Cebulla Vice President, Finance and Corporate Controller; Interim Chief Financial Officer and Interim Principal Accounting Officer