Form 10-K
period 2020-12-31
TENNANT CO
filed 2021-02-25
CIK 97134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(Zip Code)

763-540-1200

(Registrant's telephone number, including area code)

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

☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.			☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☑	No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, was $1,107,917,527.

As of January 29, 2021, there were 18,516,296 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 annual meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company

Form 10–K

TENNANT COMPANY

2020

ANNUAL REPORT

Form 10–K

(Pursuant to Securities Exchange Act of 1934)

PART I

ITEM 1 – Business

General Development of Business

Founded in 1870 by George H. Tennant, Tennant Company ("the Company, we, us, or our"), a Minnesota corporation incorporated in 1909, began as a one-man woodworking business, evolved into a successful wood flooring and wood products company, and eventually into a manufacturer of floor cleaning equipment. Throughout its history, the Company has remained focused on advancing our industry by aggressively pursuing new technologies and creating a culture that celebrates innovation.

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

Principal Products, Markets and Distribution

The Company offers products and solutions consisting of mechanized cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, and business solutions such as financing, rental and leasing programs, and machine-to-machine asset management solutions.

The Company's products are used in many types of environments including: retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. The Company markets its offerings under the following brands: Tennant®, Nobles®, Alfa Uma Empresa Tennant™, IRIS®, VLX™, IPC brands, Gaomei and Rongen brands as well as private-label brands. The Company's customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

Raw Materials

The Company has not experienced any significant or unusual problems in the availability of raw materials or other product components, other than those mentioned in Item 1A - Risk Factors. The Company has sole-source vendors for certain components. A disruption in supply from such vendors may disrupt the Company’s operations. However, the Company believes that it can find alternate sources in the event there is a disruption in supply from such vendors.

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

Human Capital

Tennant Company has a commitment to our employees to foster a culture of integrity and stewardship.  This guides our actions as we manage our business and holds us accountable to our colleagues to care for one another and work together for our mutual safety.   To that end, our executive leadership, as well as our Board of Directors, emphasize the importance of positive human capital management.  The following are key human capital measures and objectives that the Company currently focuses on:

Employee Safety - We prioritize the health and safety of all of our employees. In our manufacturing facilities, we have established safety teams that proactively identify areas of improvement and help to reinforce employee behaviors in order to reduce or eliminate incidents.  In our manufacturing facilities, behavioral safety culture is a primary focus, with a specific growing emphasis on “near-miss” reporting and resolution.  We define a near-miss event as a situation where no property was damaged, and no personal injury was sustained, but given a slight shift in time or position, damage and/or injury could have occurred.  This focus has increased awareness to potential incidents at our facilities.  The result is a continuing positive trend in safety issues in our facilities. Additionally, we have an experienced team of Enterprise Health and Safety professionals that provide onsite and corporate level support to our global teams.

Diversity, Equity, and Inclusion - Tennant is proud to be an equal opportunity employer where we foster and maintain an ethical work environment free of discrimination.  Employment decisions are made on the basis of individual skill, ability, reliability, productivity, and other factors important to performance.  We do not discriminate on the basis of race, color, creed, religion, sex, national origin, physical or mental disability, age, veteran status, pregnancy, sexual orientation, genetic information, gender identity, or any other basis protected by state or federal law or local ordinance.

Diversity in Governance - As of December 31, 2020, women represented 29% of our executive management team and 33% of our Board of Directors.

Gender Equitable Pay - In 2020, Tennant Company performed a gender wage gap analysis to evaluate any gender differences in pay. The median income for women working full time in the United States was reported to be 99.36% as compared to their male counterparts. In other words, women at Tennant were seen to be making 99.36 cents to every $1 men earned. To put this figure in context, Tennant’s wage gap findings were compared to the national average. According to the national statistics published by Bureau of Labor Statistics (BLS) in 2019, women on average made 81.6% of the earnings made by males. The adjusted pay gap at Tennant was found to be 99.89% after controlling for variables such as title, grade, and work location, that are legitimate and non-discretionary reasons for pay difference. Also, this leftover gap of 0.11% was statistically not significant, suggesting that there is no evidence of pay gap at Tennant Company.

Available Information

The Company's internet address is www.tennantco.com. The Company makes available free of charge, through the Investor Relations website at investors.tennantco.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable when such material is filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC also maintains an internet site that contains reports, proxy and information statements, and other information, which can be accessed at sec.gov.

Information About Our Executive Officers

The list below identifies those persons designated as executive officers of the Company, including their age, positions held with the Company and their business experience during the past five or more years.

Daniel E. Glusick, Senior Vice President, Global Operations

Daniel E. Glusick (48) joined the Company in November 2020 as Senior Vice President of Global Operations. Prior to joining Tennant, he was Senior Vice President of Operations at The Vollrath Company, a manufacturer of foodservice equipment and supplies, from June 2018 to October 2020. Prior to his time at The Vollrath Company, he held different roles with increasing responsibilities at Rexnord Industries, a machinery manufacturer, from 2008 to June 2018, leaving when he was VP of Engineering, Innovation and Rexnord Business System. Prior to Rexnord, Mr. Glusick also served for three years as Director, Global Manufacturing at Intermatic and for nine years he held various operations and supply chain leadership roles at Harley-Davidson.

	Female	Male	Total
Americas	438	1,786	2,224
Europe, Middle East, Africa	397	1,211	1,608
Asia Pacific	150	277	427
Total	985	3,274	4,259

David W. Huml, Senior Vice President and Chief Operating Officer

David W. Huml (52) joined the Company in November 2014 as Senior Vice President, Global Marketing. In January 2016, he also assumed oversight for the Company's APAC business unit. In January 2017, he assumed oversight for the Company's EMEA business and in June 2018 he assumed responsibility for Global Operations. In April 2020, he was named Chief Operating Officer.  From 2006 to October 2014, he held various positions with Pentair plc, a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products, most recently as Vice President, Applied Water Platform. From 1992 to 2006, he held various positions with Graco Inc., a designer, manufacturer and marketer of systems and equipment to move, measure, control, dispense and spray fluid and coating materials, including Worldwide Director of Marketing, Contractor Equipment Division. Beginning on March 1, 2021, Mr. Huml will be Tennant Company's Chief Executive Officer and will join the Company's Board of Directors.

H. Chris Killingstad, President and Chief Executive Officer

H. Chris Killingstad (65) joined the Company in April 2002 as Vice President, North America and was named President and CEO in 2005. From 1990 to 2002, he was employed by The Pillsbury Company, a consumer foods manufacturer. From 1999 to 2002 he served as Senior Vice President and General Manager of Frozen Products for Pillsbury North America; from 1996 to 1999 he served as Regional Vice President and Managing Director of Pillsbury Europe, and from 1990 to 1996 was Regional Vice President of Häagen-Dazs Asia Pacific. He held the position of International Business Development Manager at PepsiCo Inc., from 1982 to 1990 and Financial Manager for General Electric, from 1978 to 1980.  Mr. Killingstad is retiring as the Company's Chief Executive Officer on March 1, 2021 and will serve as a strategic advisor until the end of 2021.

Carol E. McKnight, Senior Vice President, Chief Administrative Officer

Carol E. McKnight (53) joined the Company in June 2014 as Senior Vice President of Global Human Resources. In 2017, she was named Senior Vice President and Chief Administrative Officer. Prior to joining the Company, she was Vice President of Human Resources at Alliant Techsystems (ATK) where she held divisional and corporate leadership positions in the areas of compensation, talent management, talent acquisition and general human resource management from 2002 to 2014. Prior to ATK, she was with New Jersey-based NRG Energy, Inc.

Thomas Paulson, Interim Chief Financial Officer and Interim Principal Accounting Officer

Thomas Paulson (64) was most recently Tennant's Senior Vice President and Chief Financial Officer from 2006 until he retired in 2019.  Prior to joining Tennant, he was Chief Financial Officer and Senior Vice President of Innovex from 2001 to February 2006. Prior to joining Innovex, he worked for The Pillsbury Company for over 19 years. He became a Vice President at Pillsbury in 1995 and was the Vice President of Finance for the North American Foods Division for over two years before joining Innovex.

Kristin A. Stokes, Senior Vice President, General Counsel and Corporate Secretary

Kristin A. Stokes (48) joined the Company in April 2008 as Associate General Counsel and was named Senior Vice President, General Counsel and Corporate Secretary in December 2020. In July 2020, she was named Interim General Counsel and Corporate Secretary after having previously served as Vice President, Deputy General Counsel and Chief Compliance Officer, and Deputy General Counsel. Prior to joining Tennant in 2008, she served as Senior Counsel and Assistant Secretary for MoneyGram International, Inc., from 2004 to 2008. She started her career as a corporate attorney for Lindquist & Vennum, PLLP (n/k/a Ballard Spahr LLP).

Richard H. Zay, Senior Vice President, Technology and Innovation

Richard H. Zay (50) joined the Company in June 2010 as Vice President, Global Marketing and was named Senior Vice President, Global Marketing in October 2013. In 2014, he was named Senior Vice President of the Americas business unit for the Company and in 2018 he also assumed responsibility for Tennant Research and Development. From 2006 to 2010, Mr. Zay held various positions with Whirlpool Corporation, a manufacturer of major home appliances, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, Mr. Zay held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.

ITEM 1A – Risk Factors

The following are material factors known to us that could materially adversely affect our business, financial condition or operating results.

Macroeconomic Risks

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

Uncertainty surrounding the impacts and duration of the COVID-19 pandemic.

The coronavirus ("COVID-19") outbreak that originated in China and was declared a global pandemic by the World Health Organization at the beginning of 2020 continues to cause volatility and economic disruption across the globe. The impact of COVID-19, or any variant thereof, on our business and financial performance depends on evolving factors that we cannot accurately predict, including the duration of the pandemic, restrictions on travel and transportation, the effect on our customers and on the global supply chain, the demand for our products, government actions that have or could result in further closures of or restrictions on our manufacturing plants, and the pace of economic recovery when the COVID-19 pandemic subsides.

During 2020, certain of our manufacturing plants suspended operations temporarily either due to government restrictions or employee health concerns. There may be a risk of future health concerns and we cannot predict future disruptions of our plants or the duration of such future disruptions.

Our customers have been negatively impacted which has had, and may continue to have, a material adverse impact on our sales. In addition, our suppliers may not have the ability to provide us with parts needed to manufacture our products. This may result in delays in shipments to us and also to our customers, which would affect our results of operations.

If the COVID-19 or other health pandemic continues for an extended period of time, we will need to assess our liquidity needs. A sustained disruption in the global economy could materially affect our ability to generate sufficient cash from operations and could require us to seek additional sources of liquidity or take further actions. It could also impact our strategic objectives.

Our global operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.

Due to the international scope of our operations, we are subject to a complex system of commercial, tax and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade, tax compliance, data-privacy, labor and safety and anti-corruption, such as the U.S. Foreign Corrupt Practices Act, and similar laws from other countries. Our numerous foreign subsidiaries and affiliates are governed by laws, rules and business practices that differ from those of the U.S., but because we are a U.S.-based company, oftentimes they are also subject to U.S. laws which can create a conflict. Despite our due diligence, there is a risk that we do not have adequate resources or comprehensive processes to stay current on changes in laws or regulations applicable to us worldwide and maintain compliance with those changes. Increased compliance requirements may lead to increased costs and erosion of desired profit margin. As a result, it is possible that the activities of these entities may not comply with U.S. laws or business practices or our Business Ethics Guide. Violations of the U.S. or local laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.

Industry Risks

We may be unable to take advantage of product pricing due to the competitive marketplace and increased price sensitivity.

Simplification of our customer product pricing is a key initiative to reduce the complexity in which we operate. The current competitive landscape, coupled with macroeconomic factors, could impact our ability to achieve our pricing targets. These pressures, along with internal constraints, may limit our ability to sell our products at our expected prices and may result in a change to the mix of product offerings or where we have a competitive advantage. Increasing our prices in this competitive market, where customers are very price sensitive, could have an adverse effect on our financial condition or operating results.

We are subject to competitive risks associated with developing innovative products and technologies, including, but not limited to, our inability to expand as rapidly or aggressively in the global market as our competitors, our customers ceasing to pay for innovation and competitive challenges to our products, technology and the underlying intellectual property.

Our products are sold in competitive markets throughout the world. Competition is based on product features and design, brand recognition, reliability, durability, technology, breadth of product offerings, price, customer relationships and after-sale service. Although we believe that the performance and price characteristics of our products will produce competitive solutions for our customers’ needs, our products are generally priced higher than our competitors’ products. This is due to our dedication to innovation and continued investments in research and development. We believe that customers will pay for the innovations and quality in our products. However, it may be difficult for us to compete with lower priced products offered by our competitors and there can be no assurance that our customers will continue to choose our products over products offered by our competitors. If our products, markets and services are not competitive, we may experience a decline in sales volume, an increase in price discounting and a loss of market share, which would adversely impact our revenues, margin and the success of our operations.

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

A global semiconductor supply shortage is impacting multiple industries and could have an impact on the production of our products, and in turn, could impact our performance in 2021. Additionally, recent disruptions of transportation, including reduced availability of containers and air transport in addition to port or border congestion, have caused, and may continue to cause, increased costs and delays in certain instances. These pressures on obtaining raw materials and shipping finished goods to customers could adversely impact our financial results.

We have and may continue to experience higher than normal wage inflation due to skilled labor shortages. In addition, we have incurred costs associated with tariffs on certain raw materials used in our manufacturing processes. The labor shortages and tariff costs have unfavorably impacted our gross profit margins and could continue to do so if actions we are taking are not effective at offsetting these rising costs. Changes and uncertainties related to government fiscal and tax policies, including increased duties, tariffs, or other restrictions, could adversely affect demand for our products, the cost of the products we manufacture or our ability to cost-effectively source raw materials, all of which could have a negative impact on our financial results.

Increasing cost pressures could negatively impact our ability to achieve our strategic objectives and affect our financial results.

 We are dependent on key suppliers to make certain materials available at a contracted price. If labor, overhead, and material costs increase, we may not be able to offset these increased manufacturing costs with a higher finished product price. We also may not be able to push those direct cost increases onto our customers in a timely manner given the competitive environment. A decline in demand for our products may have a direct impact on our ability to achieve better pricing through volume discounts.

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

Operational Risks

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

We are continuing to refine our global company strategy to guide our next phase of performance as our structure has become more complex due to recent acquisitions. We continue to consolidate and reallocate resources as part of our ongoing efforts to optimize our cost structure and to drive synergies and growth. Our operating results may be negatively impacted if we are unable to implement new processes and manage organizational changes, which include changes to our go-to-market strategy, systems and processes; simultaneous focus on expense control and growth; and introduction of alternative cleaning methods. In addition, if we do not effectively realize and sustain the benefits that these transformations are designed to produce, we may not fully realize the anticipated savings of these actions or they may negatively impact our ability to serve our customers or meet our strategic objectives.

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

Our ability to manage the health and safety of our global workforce may lead to increased business disruption and financial penalties.

We remain focused on the health and safety measures that impact our business from a manufacturing perspective.  The Company had to adjust quickly to new working conditions as a result of the COVID-19 pandemic, including making enhancements as new health information was received. In the future, the Company may not adapt to new health crises quickly enough, resulting in a decrease in resource capacity and overall health and wellness of our workforce that could cause fines, reputational damage, or business disruptions. Also, there may be further enhancements and costs to the Company related to any new health guidelines and protocols. Our manufacturing teams monitor the effectiveness of our wellness and safety programs, while the Company continues to implement more tailored health initiatives for those working from home. Managing additional health guidelines and protocols for the health and safety of our employees may adversely affect our business, financial conditions or operating results.

We may consider acquisitions of suitable candidates to accomplish our growth objectives. We may not be able to successfully integrate the businesses we acquire to achieve operational efficiencies, including synergistic and other benefits of acquisition.

We may consider, as part of our growth strategy, supplementing our organic growth through acquisitions of complementary businesses or products. We have engaged in acquisitions in the past and we may determine that future acquisitions may provide meaningful opportunities to grow our business and improve profitability. Acquisitions allow us to enhance the breadth of our product offerings and expand the market and geographic participation of our products and services.

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

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 – Properties

The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities located in Minneapolis, Minnesota; Holland, Michigan; Uden, The Netherlands and the Italian cities of Venice, Cremona and Reggio Emilia and in the Province of Padua are owned by the Company. Manufacturing facilities located in Louisville, Kentucky; São Paulo, Brazil; Hefei, China, and another facility in the Province of Padua are leased to the Company. In addition, IPC Group (IPC) (which we acquired in 2017) uses a dedicated, third-party plant in Germany that specially manufactures heavy–duty stainless steel scrubbers and sweepers to IPC designs. IPC also owns a minor tools and supplies assembly operation in China to service local customers. The facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Sales offices, warehouse and storage facilities are leased in various locations in the United States, Canada, Mexico, Portugal, Spain, Italy, Germany, France, The Netherlands, Belgium, Norway, the United Kingdom, Japan, China, India, Australia, New Zealand and Brazil. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Further information regarding the Company’s property and lease commitments is included in the Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" and in Note 15 to the Consolidated Financial Statements.

ITEM 3 – Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 – Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION – Tennant's common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of February 12, 2021, there were 280 shareholders of record.

DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 76 consecutive years. Tennant’s annual cash dividend payout increased for the 49th consecutive year to $0.89 per share in 2020, an increase of $0.01 per share over 2019. Dividends are generally declared each quarter. On February 17, 2021, the Company announced a quarterly cash dividend of $0.23 per share payable March 15, 2021, to shareholders of record on March 1, 2021.

DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.

TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:

Equiniti Trust Company

Shareowner Services

P.O. Box 64874

St. Paul, MN 55164-0854

(800) 468-9716

SHARE REPURCHASES – On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 392,892 shares remaining under our prior repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions. As of December 31, 2020, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.

For the Quarter Ended	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
December 31, 2020	Purchased(1)	Per Share	Programs	Programs
October 1–31, 2020	18	$60.36	—	1,392,363
November 1–30, 2020	—	—	—	1,392,363
December 1–31, 2020	—	—	—	1,392,363
Total	18	$60.36	—	1,392,363

(1)

Includes 18 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock to two indices: S&P SmallCap 600 and S&P 500 Industrials (Sector). The graph below compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2015, including the reinvestment of all dividends. The S&P 500 Industrials (Sector) replaces the Morningstar Industrials Sector Index in this analysis and going forward, as the latter data is no longer accessible at a reasonable cost. The latter index has been included with data through 2019 on a transitional basis.

 5-YEAR CUMULATIVE TOTAL RETURN COMPARISON

	2015	2016	2017	2018	2019	2020
Tennant Company	$100	$128	$133	$96	$146	$133
S&P SmallCap 600	$100	$98	$111	$102	$125	$139
Morningstar Industrials Sector	$100	$119	$145	$128	$168	n/a
S&P 500 Industrials (Sector) (TR)	$100	$119	$144	$125	$161	$179

ITEM 6 – [Reserved]

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

The year-over-year comparisons in this Management's Discussion and Analysis of Financial Condition and Results of Operations are as of and for the years ended December 31, 2020 and December 31, 2019, unless stated otherwise. The discussion of 2018 results and related year-over-year comparisons as of and for the years ended December 31, 2019 and December 31, 2018 are found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of our Form 10-K for the year ended December 31, 2019.

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

To date, the primary impact of the pandemic on the Company's business has been related to a slowdown in sales to some end markets amid widespread closures of customer facilities and operations. We have experienced, and expect to continue experiencing, lower demand and volume for our products, including delivery and shipping delays that adversely impact our businesses. During 2020, we experienced an organic sales decline of 11.8%. We believe most of the organic sales decline in the second through fourth quarters of 2020 was due to the pandemic. We are unsure whether or not this level of decline, or if the trend in the sales decline on a quarter-to-quarter basis, will continue in the future.

We are actively managing our business to respond to the COVID-19 impact. We have prioritized the health and safety of our employees and customers. We have established a dedicated enterprise-wide response team and implemented work-from-home processes for much of our workforce. We have established cross-functional and daily communications with suppliers to review, track and prioritize high-risk components. We have also identified and activated alternative suppliers, materials and components as needed. To date, we have been able to avoid major supply disruptions. Regarding transportation, we have set up tracking, reporting and communication channels with carriers to understand their risks and to evaluate available options where necessary. For the majority of 2020, there were a limited number of restrictions on our manufacturing operations. Although end market demand was significantly lower than the same period last year, all of our factories had the ability to operate at full capacity.

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

We continue to monitor the continuously evolving situation and guidance from authorities. As a result of the disruptions and volatility caused by COVID-19, we cannot reasonably estimate the long-term impact of the pandemic on our financials results. We expect that the longer the period of disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations.

Historical Results

The following table compares the historical results of operations for the years ended December 31, 2020, 2019 and 2018 in dollars and as a percentage of Net Sales (in millions, except per share amounts and percentages):

	2020	%	2019	%	2018	%
Net Sales	$1,001.0	100.0	$1,137.6	100.0	$1,123.5	100.0
Cost of Sales	593.2	59.3	675.9	59.4	678.5	60.4
Gross Profit	407.8	40.7	461.7	40.6	445.0	39.6
Operating Expense:
Research and Development Expense	30.1	3.0	32.7	2.9	30.7	2.7
Selling and Administrative Expense	314.0	31.4	357.2	31.4	356.3	31.7
Total Operating Expense	344.1	34.4	389.9	34.3	387.0	34.4
Profit from Operations	63.7	6.4	71.8	6.3	58.0	5.2
Other Income (Expense):
Interest Income	3.3	0.3	3.3	0.3	3.0	0.3
Interest Expense	(20.7)	(2.1)	(21.1)	(1.9)	(23.3)	(2.1)
Net Foreign Currency Transaction Losses	(5.3)	(0.5)	(0.7)	(0.1)	(1.1)	(0.1)
Other Income (Expense), Net	0.1	0.0	0.7	0.1	(0.8)	(0.1)
Total Other Expense, Net	(22.6)	(2.3)	(17.8)	(1.6)	(22.2)	(2.0)
Profit Before Income Taxes	41.1	4.1	54.0	4.7	35.8	3.2
Income Tax Expense	7.4	0.7	8.1	0.7	2.3	0.2
Net Earnings Including Noncontrolling Interest	33.7	3.4	45.9	4.0	33.5	3.0
Net Earnings Attributable to Noncontrolling Interest	—	—	0.1	—	0.1	—
Net Earnings Attributable to Tennant Company	$33.7	3.4	$45.8	4.0	$33.4	3.0
Net Earnings Attributable to Tennant Company per Share - Diluted	$1.81		$2.48		$1.82

Net Sales

Net Sales in 2020 totaled $1,001.0 million, a 12.0% decrease as compared to Net Sales of $1,137.6 million in 2019.

The components of the consolidated Net Sales change for 2020 as compared to 2019, and 2019 as compared to 2018, were as follows:

	2020 v. 2019	2019 v. 2018
Total reported net sales	(12.0)%	1.3%
Foreign currency	(0.2)%	(2.2)%
Acquisitions	0.0%	1.3%
Total organic net sales	(11.8)%	2.2%

The 12.0% decrease in consolidated Net Sales for 2020 as compared to 2019 was driven by:

•

Organic sales decreased approximately 11.8% which excludes the effects of foreign currency translation exchange. The organic sales decrease was primarily driven by volume declines across all regions, largely driven by the impact of the COVID-19 pandemic. The decrease was partially offset by continued strong demand for our autonomous cleaning machines in North America; and

•	An unfavorable impact from foreign currency exchange of approximately 0.2%.

The following table sets forth annual Net Sales by geographic area and the related percentage change from the prior year (in millions, except percentages):

	2020	%	2019	%	2018
Americas	$631.0	(12.7)	$722.4	4.5	$691.0
Europe, Middle East and Africa	278.2	(9.6)	307.6	(8.3)	335.6
Asia Pacific	91.8	(14.7)	107.6	11.0	96.9
Total	$1,001.0	(12.0)	$1,137.6	1.3	$1,123.5

Americas – In 2020, Americas Net Sales decreased 12.7% to $631.0 million as compared with $722.4 million in 2019. Foreign currency exchange within the Americas unfavorably impacted Net Sales by approximately 1.1% in 2020. Organic sales declines in the Americas unfavorably impacted Net Sales by approximately 11.6% due to the impact of COVID-19 throughout the entire region, partially offset by continued demand for our autonomous cleaning machines in North America.

Europe, Middle East and Africa – EMEA Net Sales in 2020 decreased 9.6% to $278.2 million as compared to 2019 Net Sales of $307.6 million. Foreign currency exchange within EMEA favorably impacted Net Sales by approximately 1.4%. Organic sales declines in EMEA unfavorably impacted Net Sales by approximately 11.0% due to the impact of COVID-19 throughout the region.

Asia Pacific – APAC Net Sales in 2020 decreased 14.7% to $91.8 million as compared to 2019 Net Sales of $107.6 million. Foreign currency exchange within APAC favorably impacted Net Sales by approximately 0.2%. Organic sales declines in APAC unfavorably impacted Net Sales by approximately 14.9% in 2020, primarily due to the impact of COVID-19 throughout the region.

Gross Profit

Gross Profit margin was 40.7%, or 10 basis points higher in 2020 compared to 2019. The increase was primarily driven by actions directly resulting from the Company's enterprise strategy efforts such as pricing and cost-out initiatives, benefits from government programs related to COVID-19 and cost-reduction actions, partially offset by volume deleverage, higher material costs, and strategic investments in the business. The government benefits included in Gross Profit in 2020 were $4.9 million and were recorded in the second and fourth quarters of 2020. The benefits represent wage-related subsidies from various European, Canadian, and U.S. authorities that are not required to be repaid. Of the government benefits, $1.1 million were related to employee retention credits for U.S. employees provided by the Coronavirus Aid, Relief and Economic Security ("CARES") Act.

Operating Expenses

Research and Development Expense – The Company continues to invest in innovative product development with 3.0% of 2020 Net Sales spent on Research and Development ("R&D"). We continue to invest in developing innovative new products and technologies and the advancement of detergent-free products, fleet management, autonomous vehicles and other sustainable technologies.

R&D Expense decreased $2.6 million, or 8.0%, in 2020 as compared to 2019. As a percentage of Net Sales, 2020 R&D Expense increased 10 basis points compared to the prior year.

Selling and Administrative Expense – Selling and Administrative Expense ("S&A Expense") decreased by $43.2 million, or 12.1%, in 2020 compared to 2019. As a percentage of Net Sales, 2020 S&A Expense remained flat at 31.4%. The S&A Expense decline was primarily driven by cost-containment initiatives throughout the Company, including employee furloughs, reduction in travel spending, and temporary pay reductions as well as benefits from government programs related to COVID-19 and adjustments to management incentives. The government benefits included in S&A Expense in 2020 were $3.0 million and were recorded in the second and fourth quarters of 2020. The benefits represent wage-related subsidies from various European, Canadian and U.S. authorities that are not required to be repaid. Of the government benefits, $1.4 million were related to employee retention credits for U.S. employees provided by the CARES Act. The remaining decrease included a lower fair value adjustment to the acquisition-related contingent consideration, an adjustment to an acquisition-related liability and lower acquisition and integration costs in 2020 as compared to 2019. The decrease in S&A Expense was offset slightly by increases in restructuring costs and professional fees.

Total Other Expense, Net

Interest Income – Interest Income was $3.3 million in 2020, flat from 2019.

Interest Expense – Interest Expense was $20.7 million in 2020, as compared to $21.1 million in 2019. The lower Interest Expense in 2020 was primarily due to carrying a lower level of debt due to debt paydowns, as further described in the Liquidity and Capital Resources section that follows.

Net Foreign Currency Transaction Losses – Net Foreign Currency Transaction Losses were $5.3 million in 2020 as compared to $0.7 million of losses in 2019. The unfavorable change in the impact from foreign currency transactions in 2020 was primarily due to fluctuations in foreign currency rates, specifically between the Brazilian real, Mexican peso and the U.S. dollar, and settlements of transactional hedging activity in the normal course of business.

Other Income (Expense), Net – Other Income (Expense), Net was $0.1 million of income in 2020 as compared to $0.7 million of income in 2019.

Income Taxes

The overall effective income tax rate was 17.9% and 15.1% in 2020 and 2019, respectively.

The expense for 2020 included $2.2 million of tax benefits associated with $7.5 million of non-recurring expenses, which reduced the effective tax rate by 1.6 percentage points.

Our effective tax rate fluctuates from year to year due to the global nature of our operations. The effective tax rate increased to 17.9% in 2020 from 15.1% in 2019 primarily due to the mix in full year taxable earnings by country, fewer tax benefits related to the exercise of stock options, and a non-recurring benefit in 2019 related to a change in valuation allowances in The Netherlands and the U.S.

Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments – For the years ended December 31, 2020 and 2019, we recorded a pre-tax foreign currency translation gain of $16.4 million and a loss of $4.5 million, respectively. These adjustments resulted from translating the financial statements of our non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar, as well as other adjustments permitted by foreign currency accounting rules.

During 2020, we recorded a pre-tax currency translation gain of $16.4 million. This gain was caused primarily by the weakening of the U.S. dollar to most currencies. In 2020, the U.S. dollar weakened by approximately 9% to the euro and 7% to the Chinese renminbi. Currency translation gains were partially offset by a loss in Brazilian real denominated net assets due to a 23% strengthening of the U.S dollar to the Brazilian real.

Pension and Postretirement Medical Benefits – The summarized changes in Accumulated Other Comprehensive (Income) Loss for the three years ended December 31 were as follows (in millions):

	Pension and Postretirement Medical Benefits
	2020	2019	2018
Prior service costs	$0.1	$—	$0.1
Net actuarial loss (gain)	1.3	0.4	(1.7)
Amortization of net actuarial loss	(0.1)	0.1	(0.1)
Total recognized in other comprehensive loss (income)	$1.3	$0.5	$(1.7)

The $1.3 million loss in 2020 was primarily due to a $1.3 million actuarial loss relating to an annual actuarial analysis resulting from a 95 basis point decrease in the U.S. pension discount rate, a 37 basis point decrease in the non-U.S. discount rate and a 99 basis point decrease in the postretirement discount rate.

Cash Flow Hedging – For the years ended December 31, 2020 and 2019, we recorded pre-tax adjustments on cash flow hedge financial instruments of a gain of $2.9 million and a gain of $4.6 million, respectively, in Other Comprehensive Income (Loss) as further disclosed in Note 11 to the Company's Consolidated Financial Statements.

The $2.9 million gain in 2020 was primarily due to the fall in interest rates in the U.S. and Europe during 2020 and the impact on hedge derivatives held in the Company's cross currency swap hedge program. Gains of hedge derivatives were partially offset by the weakening of the U.S. dollar relative to the euro. During 2020, the U.S. dollar weakened approximately 9% to the euro.

Liquidity and Capital Resources

Liquidity – Cash, Cash Equivalents and Restricted Cash totaled $141.0 million at December 31, 2020, as compared to $74.6 million as of December 31, 2019. Cash, Cash Equivalents and Restricted Cash held by our foreign subsidiaries totaled $76.2 million as of December 31, 2020, as compared to $45.7 million as of December 31, 2019. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. At the end of March 2020, we borrowed $125 million from our revolving credit line as a precaution to ensure we would be able to cover our cash requirements if the COVID-19 pandemic were to continue for an extended period of time. In the second quarter of 2020, we repaid the entire $125 million borrowed in March 2020 as we determined our existing cash and cash flows were sufficient for our business needs. Our current ratio was 1.9 as of December 31, 2020, and 1.7 as of December 31, 2019, and our working capital was $239.3 million and $206.1 million, respectively.

Our Debt-to-Capital ratio was 43.2% as of December 31, 2020, compared with 48.5% as of December 31, 2019. Our capital structure was comprised of $308.5 million of Debt and $404.8 million of Tennant Company Shareholders’ Equity as of December 31, 2020.

Operating Activities – Cash provided by operating activities was $133.8 million in 2020 and $71.9 million in 2019. In 2020, cash provided by operating activities was driven primarily by net earnings adding back non-cash items of $59.6 million, a $26.0 million decrease in Net Receivables, an $18.3 million decrease in Inventories and an $8.5 million increase in Accounts Payable. These cash inflows were partially offset by cash outflows from a $10.0 million decrease in Employee Compensation and Benefits liabilities, primarily related to 2019 incentive payments to employees.

Investing Activities – Net cash used in investing activities was $29.9 million in 2020 and $55.6 million in 2019. In 2020, we used $29.8 million for net capital expenditures. Net capital expenditures included investments in a new administrative building, information technology process improvement projects, tooling related to new product development and manufacturing equipment.

Financing Activities – Net cash used in financing activities was $42.8 million in 2020 and $27.4 million in 2019. In 2020, we made $157.5 million of Debt payments and dividend payments of $16.3 million. Our annual cash dividend payout increased for the 49th consecutive year to $0.89 per share in 2020, an increase of $0.01 per share over 2019. These cash outflows were partially offset by proceeds from Borrowings of $126.4 million and proceeds from the issuance of Common Stock of $4.9 million.

At December 31, 2020, there were 1,392,363 remaining shares authorized for repurchase.

There were no shares repurchased in 2020, 2019 or 2018. Our 2017 Credit Agreement, as defined below, restricts the payment of dividends or repurchasing of stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to an amount ranging from $50.0 million to $75.0 million during any fiscal year based on our leverage ratio after giving effect to such payment. Our Senior Notes due 2025 (the "Notes") also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement.

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

For further details regarding our indebtedness, see Note 9 to the Consolidated Financial Statements.

Contractual Obligations – Our contractual obligations as of December 31, 2020, are summarized by period due in the following table (in millions):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt(1)	$310.0	$10.0	$—	$300.0	$—
Interest payments on long-term debt(1)	73.3	17.0	33.8	22.5	—
Finance leases	0.1	0.1	—	—	—
Secured borrowings payment	1.5	0.8	0.7	—	—
Interest payments on secured borrowings	0.1	0.1	—	—	—
Retirement benefit plans(2)	1.2	1.2	—	—	—
Deferred compensation arrangements(3)	3.8	1.7	0.7	0.3	1.1
Operating leases(4)	48.0	17.6	22.4	7.1	0.9
Purchase obligations(5)	56.3	56.3	—	—	—
Total contractual obligations	$494.3	$104.8	$57.6	$329.9	$2.0

(1)

Long-term debt represents borrowings through the Notes and the 2017 Credit Agreement with JPMorgan. Interest on the Notes accrues at the rate of 5.625% per annum and is payable semiannually in cash on each May 1 and November 1. Repayment of the principal amount of the Senior Notes is due upon expiration of the agreement in 2025. Interest payments on our 2017 Credit Agreement with JPMorgan were calculated using the December 31, 2020 30-day LIBOR rate plus a spread.

(2)

Our retirement benefit plans, as described in Note 13 to the Consolidated Financial Statements, require us to make contributions to the plans from time to time. Contributions to the various plans are dependent upon a number of factors including the market performance of plan assets, if any, and future changes in interest rates, which impact the actuarial measurement of plan obligations. As a result, we have only included our 2021 expected contribution in the contractual obligations table.

(3)

The unfunded deferred compensation arrangements covering certain current and retired management employees totaled $3.8 million as of December 31, 2020. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant distribution elections.

(4)

Operating lease commitments consist primarily of office and warehouse facilities, vehicles and office equipment as well as the estimated liability for residual value guarantee as discussed in Note 15 to the Consolidated Financial Statements.

(5)	Purchase obligations include all known open purchase orders, contractual purchase commitments and contractual obligations as of December 31, 2020.

Total contractual obligations exclude our gross unrecognized tax benefits of $6.4 million and accrued interest and penalties of $0.7 million as of December 31, 2020. We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 17 to the Consolidated Financial Statements.

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

Goodwill – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is allocated to our reporting units at the time of the acquisition.  We analyze goodwill on an annual basis and when an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying amount.  We have the option of first analyzing qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount.  However, we may elect to perform a quantitative goodwill impairment test in lieu of the qualitative test.  An entity must recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  Subsequent reversal of goodwill impairment charges is not permitted.

When we perform a qualitative goodwill test, we analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test.  If the qualitative test indicates there may be an impairment, we perform the quantitative test, which measures the amount of the goodwill impairment, if any.  To perform the quantitative test, we calculate the fair value of each reporting unit, primarily utilizing the income approach.  The income approach is based on discounted cash flow models that use reporting unit estimates for forecasted future financial performance, including revenues, margins, operating expenses, capital expenditures, depreciation, amortization, tax and discount rates.  These estimates are developed as part of our planning process based on assumed growth rates, along with historical data and various internal estimates.  Projected future cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated risk-adjusted weighted-average cost of capital relevant to each reporting unit.

We perform our annual goodwill impairment analysis as of October 1 and when an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying amount.  In 2020, we changed the goodwill impairment assessment date from December 31 to October 1 to better align with the timing of our annual planning process.  The change did not result in any adjustments to our consolidated financial statements.

In 2020, we elected to perform the quantitative goodwill test, which indicated that there was no goodwill impairment in any of our reporting units as of our annual assessment date. The EMEA reporting unit was the only reporting unit for which the fair value was not substantially in excess of its carrying value. The EMEA reporting unit, with $168.8 million of carrying value of goodwill at December 31, 2020, had an excess of reporting unit fair value over carrying value of 7% as of our annual assessment date.

We had goodwill of $207.8 million as of December 31, 2020.

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

Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our Consolidated Statements of Operations. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation reserve against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2020, a valuation allowance of $7.5 million was recorded against foreign tax loss carryforwards, foreign tax credit carryforwards and state credit carryforwards.

Cautionary Factors Relevant to Forward-Looking Information

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains certain statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include:

•	Geopolitical and economic uncertainty throughout the world.

•	Uncertainty surrounding the COVID-19 pandemic.

•	Ability to comply with global laws and regulations.

•	Ability to adapt to price sensitivity.

•	Competition in our business.

•	Fluctuations in the cost, quality or availability of raw materials and purchased components.

•	Ability to adjust pricing to respond to cost pressures.

•	Unforeseen product liability claims or product quality issues.

•	Ability to attract, retain and develop key personnel and create effective succession planning strategies.

•	Ability to effectively manage strategic plan or growth processes.

•	Ability to successfully upgrade and evolve our information technology systems.

•	Ability to successfully protect our information technology systems from cybersecurity risks.

•	Occurrence of a significant business interruption.

•	Ability to maintain the health and safety of our workforce.

•	Ability to integrate acquisitions.

•	Ability to develop and commercialize new innovative products and services.

We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Information about factors that could materially affect our results can be found in Part I, Item 1A "Risk Factors" of this Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

We continue to focus on mitigating the risk of future raw material or other product component cost increases through supplier negotiations, ongoing optimization of our supply chain, the continuation of cost-reduction actions and product pricing. The success of these efforts will depend upon our ability to leverage our commodity spend in the current global economic environment. If the commodity prices increase significantly and we are not able to offset the increases with higher selling prices, our results may be unfavorably impacted in the future.

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

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between the Company and its subsidiaries. During 2017, we entered into euro to U.S. dollar foreign exchange cross-currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We entered into these foreign exchange cross-currency swaps to hedge the foreign currency-denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. We designated these cross-currency swaps as cash flow hedges. The hedged cash flows as of December 31, 2020 included €159.6 million of total notional value. As of December 31, 2020, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €9.6 million. The scheduled maturity and principal payment of the loan and related swaps of €150.0 million are due in April 2022. There were no new cross-currency swaps designated as cash flow hedges as of December 31, 2020.

For further information regarding our foreign currency derivatives and hedging programs, see Note 11 to the Consolidated Financial Statements.

For details of the estimated effects of currency translation on the operations of our operating segments, see Part II, Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tennant Company.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tennant Company and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, comprehensive income, cash flows, and equity, for the year ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for  the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – EMEA Reporting Unit - Refer to Notes 1, 5, 8 to the consolidated financial statements

Critical Audit Matter Description

The Company’s annual evaluation of goodwill for impairment involves the comparison of the fair value to its carrying value. The Company determined the fair value of the EMEA reporting unit using the combination of an income and a market approach. The income approach utilizes a discounted cash flow model which requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples.

The EMEA goodwill balance was $169 million as of December 31, 2020. The fair value of the EMEA reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized. Changes in these estimates and related assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Given the significant judgments made by management to estimate the fair value of the EMEA reporting unit and the differences between its fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, profit margins, discount rates, and EBITDA multiples, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues, reporting unit profit margins, selection of discount rates, and EBITDA multiples for the EMEA reporting unit included the following, among others:

●	We tested the effectiveness of controls over goodwill, including the underlying assumptions to forecast future revenue and profit margins, and the selection of the discount rate and EBITDA multiples.

●	We evaluated management’s ability to accurately forecast future revenues and profit margins by comparing actual results to management’s historical forecasts.

●

We evaluated the reasonableness of management’s forecasted revenue and profit margins by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.

●

With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

●

With the assistance of our fair value specialists, we evaluated the EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

●

With the assistance of our fair value specialists, we compared the aggregated fair value estimates of the Company’s reporting units to the Company’s market capitalization and evaluated the implied control premium.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 25, 2021

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tennant Company.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tennant Company and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Tennant Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Tennant Company and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and related amendments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor from 1954 to 2020

Minneapolis, Minnesota

February 27, 2020

Consolidated Statements of Operations

TENNANT COMPANY AND SUBSIDIARIES

(In millions, except shares and per share data)

Years ended December 31	2020	2019	2018
Net Sales	$1,001.0	$1,137.6	$1,123.5
Cost of Sales	593.2	675.9	678.5
Gross Profit	407.8	461.7	445.0
Operating Expense:
Research and Development Expense	30.1	32.7	30.7
Selling and Administrative Expense	314.0	357.2	356.3
Total Operating Expense	344.1	389.9	387.0
Profit from Operations	63.7	71.8	58.0
Other Income (Expense):
Interest Income	3.3	3.3	3.0
Interest Expense	(20.7)	(21.1)	(23.3)
Net Foreign Currency Transaction Losses	(5.3)	(0.7)	(1.1)
Other Income (Expense), Net	0.1	0.7	(0.8)
Total Other Expense, Net	(22.6)	(17.8)	(22.2)
Profit Before Income Taxes	41.1	54.0	35.8
Income Tax Expense	7.4	8.1	2.3
Net Earnings Including Noncontrolling Interest	33.7	45.9	33.5
Net Earnings Attributable to Noncontrolling Interest	—	0.1	0.1
Net Earnings Attributable to Tennant Company	$33.7	$45.8	$33.4

Net Earnings Attributable to Tennant Company per Share:
Basic	$1.84	$2.53	$1.86
Diluted	$1.81	$2.48	$1.82

Weighted Average Shares Outstanding:
Basic	18,349,724	18,118,486	17,940,438
Diluted	18,635,002	18,453,145	18,338,569

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

TENNANT COMPANY AND SUBSIDIARIES

(In millions)

Years ended December 31	2020	2019	2018
Net Earnings Including Noncontrolling Interest	$33.7	$45.9	$33.5
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	16.4	(4.5)	(16.2)
Pension and postretirement medical benefits	(1.3)	(0.5)	1.7
Cash flow hedge	2.9	4.6	1.3
Income Taxes:
Foreign currency translation adjustments	0.8	0.1	0.2
Pension and postretirement medical benefits	0.3	0.1	(0.5)
Cash flow hedge	(0.7)	(1.1)	(1.4)
Total Other Comprehensive Income (Loss), net of tax	18.4	(1.3)	(14.9)
Total Comprehensive Income Including Noncontrolling Interest	52.1	44.6	18.6
Comprehensive Income Attributable to Noncontrolling Interest	—	0.1	0.1
Comprehensive Income Attributable to Tennant Company	$52.1	$44.5	$18.5

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

TENNANT COMPANY AND SUBSIDIARIES

(In millions, except shares and per share data)

December 31	2020	2019
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$141.0	$74.6
Receivables:
Trade, less Allowances of $4.6 and $3.6, respectively	195.4	216.5
Other	4.5	6.8
Net Receivables	199.9	223.3
Inventories	127.7	150.1
Prepaid and Other Current Assets	25.0	33.0
Total Current Assets	493.6	481.0
Property, Plant and Equipment	437.5	412.5
Accumulated Depreciation	(252.0)	(239.2)
Property, Plant and Equipment, Net	185.5	173.3
Operating Lease Assets	44.5	46.6
Goodwill	207.8	195.1
Intangible Assets, Net	126.2	137.7
Other Assets	25.0	29.2
Total Assets	$1,082.6	$1,062.9
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$10.9	$31.3
Accounts Payable	106.3	94.1
Employee Compensation and Benefits	53.7	63.5
Other Current Liabilities	83.4	86.0
Total Current Liabilities	254.3	274.9
Long-Term Liabilities:
Long-Term Debt	297.6	307.5
Long-Term Operating Lease Liability	28.7	30.3
Employee-Related Benefits	17.9	19.4
Deferred Income Taxes	39.1	41.7
Other Liabilities	38.9	27.8
Total Long-Term Liabilities	422.2	426.7
Total Liabilities	676.5	701.6
Commitments and Contingencies (Note 16)
Equity:
Common Stock, $0.375 par value per share, 60,000,000 shares authorized; 18,503,805 and 18,336,010 issued and outstanding, respectively	6.9	6.9
Additional Paid-In Capital	54.7	45.5
Retained Earnings	363.3	346.0
Accumulated Other Comprehensive Loss	(20.1)	(38.5)
Total Tennant Company Shareholders' Equity	404.8	359.9
Noncontrolling Interest	1.3	1.4
Total Equity	406.1	361.3
Total Liabilities and Total Equity	$1,082.6	$1,062.9

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

TENNANT COMPANY AND SUBSIDIARIES

(In millions)

Years ended December 31	2020	2019	2018
OPERATING ACTIVITIES
Net Earnings Including Noncontrolling Interest	$33.7	$45.9	$33.5
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	32.6	32.2	32.3
Amortization of Intangible Assets	20.8	22.2	22.1
Amortization of Debt Issuance Costs	1.4	1.3	2.4
Fair Value Step-Up Adjustment to Acquired Inventory	—	0.9	—
Deferred Income Taxes	(4.0)	(9.6)	(10.9)
Share-Based Compensation Expense	6.0	11.4	8.3
Allowance for Doubtful Accounts and Returns	2.0	2.5	0.8
Acquisition Contingent Consideration Adjustment	(0.4)	(2.3)	—
Note Receivable Write-down	—	2.7	—
Other, Net	1.2	1.1	(0.4)
Changes in Operating Assets and Liabilities, Net of Assets Acquired:
Receivables, Net	26.0	(8.5)	(7.6)
Inventories	18.3	(17.8)	(16.6)
Accounts Payable	8.5	(7.5)	4.6
Employee Compensation and Benefits	(10.0)	4.5	12.7
Other Current Liabilities	(2.8)	(1.4)	(0.7)
Other Assets and Liabilities	0.5	(5.7)	(0.5)
Net Cash Provided by Operating Activities	133.8	71.9	80.0
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(29.9)	(38.4)	(18.8)
Proceeds from Disposals of Property, Plant and Equipment	0.1	0.1	0.1
Proceeds from Principal Payments Received on Long-Term Note Receivable	—	2.9	1.4
Acquisitions of Businesses, Net of Cash, Cash Equivalents and Restricted Cash Acquired	—	(19.7)	—
Purchase of Intangible Asset	(0.1)	(0.5)	(2.8)
Proceeds from Sale of Business	—	—	4.0
Net Cash Used in Investing Activities	(29.9)	(55.6)	(16.1)
FINANCING ACTIVITIES
Proceeds from Credit Facility Borrowings	126.4	25.0	14.9
Repayments of Debt	(157.5)	(41.8)	(38.3)
Change in Finance Lease Obligations	(0.2)	(0.2)	—
Proceeds from Issuances of Common Stock	4.9	6.1	5.9
Purchase of Noncontrolling Owner Interest	(0.1)	(0.5)	—
Dividends Paid	(16.3)	(16.0)	(15.3)
Net Cash Used in Financing Activities	(42.8)	(27.4)	(32.8)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	5.3	(0.4)	(4.0)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	66.4	(11.5)	27.1
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	74.6	86.1	59.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$141.0	$74.6	$86.1

SUPPLEMENTAL CASH FLOW INFORMATION
Years ended December 31	2020	2019	2018
Cash Paid for:
Income Taxes	$12.0	$21.7	$11.1
Interest	$18.3	$19.7	$22.4
Supplemental Non-Cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$3.8	$3.9	$2.3

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

TENNANT COMPANY AND SUBSIDIARIES

(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	17,881,177	$6.7	$15.1	$297.0	$(22.3)	$296.5	$2.0	$298.5
Net Earnings	—	—	—	33.4	—	33.4	0.1	33.5
Other Comprehensive Loss	—	—	—	—	(14.9)	(14.9)	—	(14.9)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 9,598 shares	244,024	0.1	5.1	—	—	5.2	—	5.2
Share-Based Compensation	—	—	8.3	—	—	8.3	—	8.3
Dividends paid $0.85 per Common Share	—	—	—	(15.3)	—	(15.3)	—	(15.3)
Recognition of Noncontrolling Interests	—	—	—	—	—	—	(0.2)	(0.2)
Adjustments to beginning Retained Earnings resulting from newly adopted accounting pronouncements	—	—	—	1.2	—	1.2	—	1.2
Balance, December 31, 2018	18,125,201	$6.8	$28.5	$316.3	$(37.2)	$314.4	$1.9	$316.3
Net Earnings	—	—	—	45.8	—	45.8	0.1	45.9
Other Comprehensive Loss	—	—	—	—	(1.3)	(1.3)	—	(1.3)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 12,198 shares	210,809	0.1	5.1	—	—	5.2	—	5.2
Share-Based Compensation	—	—	11.4	—	—	11.4	—	11.4
Dividends paid $0.88 per Common Share	—	—	—	(16.0)	—	(16.0)	—	(16.0)
Purchase of Noncontrolling Interests	—	—	0.5	—	—	0.5	(0.5)	—
Other	—	—	—	(0.1)	—	(0.1)	(0.1)	(0.2)
Balance, December 31, 2019	18,336,010	$6.9	$45.5	$346.0	$(38.5)	$359.9	$1.4	$361.3
Net Earnings	—	—	—	33.7	—	33.7	—	33.7
Other Comprehensive Income	—	—	—	—	18.4	18.4	—	18.4
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 20,494 shares	167,795	—	3.3	—	—	3.3	—	3.3
Share-Based Compensation	—	—	6.0	—	—	6.0	—	6.0
Dividends paid $0.89 per Common Share	—	—	—	(16.3)	—	(16.3)	—	(16.3)
Purchase of Noncontrolling Interests	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Other	—	—	—	(0.1)	—	(0.1)	(0.1)	(0.2)
Balance, December 31, 2020	18,503,805	$6.9	$54.7	$363.3	$(20.1)	$404.8	$1.3	$406.1

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

Reclassification – We reclassified $5.0 million of costs from Selling and Administrative Expense to Cost of Sales in the Consolidated Statement of Operations for the year ended December 31, 2020 as part of a global alignment of costs across all regions.

Consolidation – The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of Accumulated Other Comprehensive Loss. The balance of cumulative foreign currency translation adjustments recorded within Accumulated Other Comprehensive Loss as of December 31, 2020, 2019 and 2018 was a net loss of $19.1 million, $36.3 million and $31.9 million, respectively. The majority of translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Net Foreign Currency Transaction Losses are included in Total Other Expense, Net.

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

Restricted Cash – We have a total of $0.6 million and $0.5 million as of December 31, 2020 and 2019 that serves as collateral backing certain bank guarantees and is therefore restricted. This money is invested in time deposits.

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

Our reserves are also based on amounts determined by using percentages applied to trade receivables, using a loss rate method.  We considered the following in determining the expected loss rate: (1) historical loss rate, (2) macroeconomic factors, and (3) creditworthiness of customers.  The historical loss rate is calculated by taking the yearly write-off expense, net of collections, as a percentage of the annual average balance of trade receivables for each of the past three years. An account is considered past-due or delinquent when it has not been paid within the contractual terms. Uncollectible accounts are written off against the reserves when it is deemed that a customer account is uncollectible.

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

Further details regarding leases are discussed in Note 15.

Goodwill – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is allocated to our reporting units at the time of the acquisition.  We analyze goodwill on an annual basis as of October 1 and when an event occurs or circumstances change that may reduce the fair value of one of our reporting units below its carrying amount.   We have the option of first analyzing qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount.  However, we may elect to perform a quantitative goodwill impairment test in lieu of the qualitative test.

In 2020, we elected to perform the quantitative test, which indicated that there was no goodwill impairment in any of our reporting units as of our annual assessment date.  Our Europe, Middle East and Africa (EMEA) reporting unit was the only reporting unit for which the fair value was not substantially in excess of its carrying value.  The EMEA reporting unit, with $168.8 million carrying value of goodwill at December 31, 2020, had an excess of reporting unit fair value over carrying value of 7% as of our annual assessment date.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Pension and Profit Sharing Plans – Substantially all U.S. employees are covered by various retirement benefit plans, including postretirement medical plans and defined contribution savings plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. For further details regarding our retirement benefit plans, see Note 13.

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

We adopted ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), in January 2018 using the modified retrospective method. Further details regarding revenue recognition are discussed in Note 3.

Share-based Compensation – We account for employee share-based compensation using the fair value based method. Our share-based compensation plans are more fully described in Note 18.

Research and Development – Research and development costs are expensed as incurred.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, e-mail marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2020, 2019 and 2018, such activities amounted to $5.0 million, $8.2 million and $8.8 million, respectively.

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

Earnings per Share – Basic earnings per share is computed by dividing Net Earnings Attributable to Tennant Company by the Weighted Average Shares Outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive stock options, performance shares, restricted shares and restricted stock units. These conversions are not included in our computation of diluted earnings per share if we have a net loss attributable to the Company in a reporting period or if the instruments are out-of-the-money, as the effects are anti-dilutive.

New Accounting Pronouncements – In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendment is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. We plan to adopt this ASU in the first quarter of 2021. Adoption is not expected to have a material impact on our financial statements.

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

Further details regarding the adoption of new accounting standards are discussed in Note 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

2.	Newly Adopted Accounting Pronouncements

Defined Benefit Plans

In December 2020, we adopted ASU No. 2018-14, Compensation-Retirement Benefits- Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans which updates disclosure requirements for defined benefit pension and other postretirement plans.  Adoption of this ASU did not have a material impact on our consolidated financial statements.

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

A reconciliation of the beginning and ending balance of the allowance for doubtful accounts for the years ended December 31 is as follows:

	2020	2019	2018
Balance at beginning of year	$3.6	$2.5	$2.4
Charged to costs and expenses	2.2	2.5	0.4
Reclassification(1)	—	0.5	0.8
Charged to other accounts(2)	—	—	(0.2)
Deductions(3)	(1.2)	(1.9)	(0.9)
Balance at end of year	$4.6	$3.6	$2.5

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

3.	Revenue

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

Disaggregation of Revenue

The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the years ended December 31 (in millions):

Net Sales by geographic area

	2020	2019	2018
Americas	$631.0	$722.4	$691.0
Europe, Middle East and Africa	278.2	307.6	335.6
Asia Pacific	91.8	107.6	96.9
Total	$1,001.0	$1,137.6	$1,123.5

Net Sales are attributed to each geographic area based on the end user country and are net of intercompany sales.

Net Sales by groups of similar products and services

	2020	2019	2018
Equipment	$629.7	$741.8	$730.0
Parts and consumables	205.8	221.9	222.3
Specialty surface coatings	22.7	25.7	29.8
Service and other	142.8	148.2	141.4
Total	$1,001.0	$1,137.6	$1,123.5

For the twelve months ended December 31, 2019, we reclassified $0.9 million from Equipment to Parts and Consumables.

Net Sales by sales channel

	2020	2019	2018
Sales direct to consumer	$664.9	$750.9	$735.2
Sales to distributors	336.1	386.7	388.3
Total	$1,001.0	$1,137.6	$1,123.5

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

The change in our sales incentive accrual balance for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Beginning balance	$13.7	$16.7
Additions to sales incentive accrual	18.2	24.7
Contract payments	(20.0)	(27.7)
Foreign currency fluctuations	0.2	—
Ending balance	$12.1	$13.7

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

The change in the deferred revenue balance for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Beginning balance	$10.7	$8.5
Increase in deferred revenue representing our obligation to satisfy future performance obligations	21.0	26.0
Deferred revenue acquired from acquisition of Gaomei Cleaning Equipment Company	—	1.4
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(21.8)	(25.2)
Foreign currency fluctuations	(0.6)	—
Ending balance	$9.3	$10.7

As of December 31, 2020, $5.9 million and $3.4 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets. Of this, we expect to recognize the following approximate amounts in Net Sales in the following periods:

2021	$5.9
2022	2.0
2023	0.9
2024	0.4
2025	0.1
Thereafter	—
Total	$9.3

As of December 31, 2019, $6.8 million and $3.9 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets.

4.	Management Actions

Restructuring Actions

In the fourth quarter of 2020, we implemented a restructuring action as part of our global reorganization efforts.  The pre-tax charge of $3.5 million in 2020 consisted of severance-related costs included in Selling and Administrative Expense in the Consolidated Statements of Operations.  The charge primarily impacted our EMEA operating segment but also impacted the Americas and APAC operating segments.  All restructuring costs have been substantially incurred in 2020.

In the third quarter of 2020, we implemented a restructuring action to consolidate our Gaomei business and our existing China business in order to deliver cost synergies and improve our profitability. The pre-tax charge of $3.1 million in 2020 consisted of $1.4 million of severance-related costs and $1.7 million of other costs. Of the restructuring costs, $1.2 million were included in Cost of Sales and $1.9 million in Selling and Administrative Expense in the Consolidated Statements of Operations. The charge impacted our APAC operating segment. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.  All restructuring costs have been substantially incurred in 2020.

In the first quarter of 2020, we implemented a restructuring action in an effort to streamline our operating model in Japan. The pre-tax charge of $2.0 million in 2020 consisted of $1.3 million of severance-related costs and $0.7 million of other costs. Of the restructuring costs, $0.3 million were included in Cost of Sales and $1.7 million in Selling and Administrative Expense in the Consolidated Statements of Operations.  The charge impacted our APAC operating segment. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.  All restructuring costs have been substantially incurred in 2020.

During 2019, we implemented restructuring actions to further our integration efforts related to the IPC Group. The pre-tax charge of $4.8 million consisting of severance was included, with $0.3 million in Cost of Sales and $4.5 million in Selling and Administrative Expense in the Consolidated Statements of Operations. The charge impacted our EMEA and Americas operating segments. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.

A reconciliation to the ending liability balance of severance and related costs as of December 31, 2020 is as follows:

Severance and Related Costs
December 31, 2018 balance	$2.2
2019 charges and utilization:
New charges	6.1
Cash payments	(2.5)
Foreign currency adjustments	(1.3)
December 31, 2019 balance	4.5
2020 charges and utilization:
New charges	6.2
Cash payments	(5.4)
Foreign currency adjustments	0.2
Adjustment to accrual	(1.0)
December 31, 2020 balance	$4.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Other Actions

In 2019, we made the decision to exit certain product lines, and as a result, recorded $3.3 million in Cost of Sales to reflect our estimate of inventory that will not be sold. During the year ended December 31, 2020, we recorded an additional $1.7 million in Cost of Sales in the Consolidated Statements of Operations to reflect our estimate of inventory that will not be sold, all of which was recorded in the first quarter 2020.

During the second quarter of 2019, we recorded a $2.7 million write-down of a portion of a note receivable related to the divestiture of the Green Machine business to adjust the balance to net realizable value. This write-down was recorded in Selling and Administrative Expense. In the third quarter of 2019, we collected the remaining balance of the note receivable.

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

The fair value measurements were final as of December 31, 2019.

The total purchase price includes the following:

•	$11.3 million which was paid during the first quarter of 2019 upon close of the transaction;

•	$11.3 million which was paid in the fourth quarter of 2019;

•

$4.7 million which represents the estimated fair value of contingent consideration at the acquisition date. The estimate is based on a probability-weighted scenario analysis of achieving certain levels of gross profit growth over a three year period. In April 2020, the earnout agreement was modified.  The final payment is based on a fixed payment plus variable payments contingent on achieving certain levels of gross profit and milestones during 2020. Based on the financial results of 2020 and the milestones achieved, consideration of $1.8 million will be paid in March 2021; and

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

6.	Inventories

Inventories as of December 31 consisted of the following:

	2020	2019
Inventories carried at LIFO:
Finished goods	$42.4	$50.9
Raw materials, production parts and work-in-process	21.6	32.5
Excess of FIFO over LIFO cost(a)	(31.4)	(33.4)
Total LIFO inventories	$32.6	$50.0

Inventories carried at FIFO:
Finished goods	$55.0	$60.1
Raw materials, production parts and work-in-process	40.1	40.0
Total FIFO inventories	$95.1	$100.1
Total inventories	$127.7	$150.1

(a)

Inventories of $32.6 million as of December 31, 2020, and $50.0 million as of December 31, 2019, were valued at LIFO. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

7.	Property, Plant and Equipment

Property, Plant and Equipment and related Accumulated Depreciation, including equipment under finance leases, as of December 31, consisted of the following:

	2020	2019
Property, Plant and Equipment:
Land	$23.3	$19.2
Buildings and improvements	131.5	98.7
Machinery and manufacturing equipment	157.0	165.2
Office equipment	118.0	107.2
Construction in progress	7.7	22.2
Total Property, Plant and Equipment	437.5	412.5
Less: Accumulated Depreciation	(252.0)	(239.2)
Property, Plant and Equipment, Net	$185.5	$173.3

Depreciation expense was $32.6 million in 2020, $32.2 million in 2019 and $32.3 million in 2018.

8.	Goodwill and Intangible Assets

For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America, Latin America, Coatings, EMEA and APAC. We have the option of first analyzing qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount.  However, we may elect to perform a quantitative goodwill impairment test in lieu of the qualitative test.  Based on our analysis, we determined that there was no goodwill impairment as of December 31, 2020 and 2019.

The changes in the carrying amount of Goodwill are as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2018	$221.7	$(39.0)	$182.7
Additions	15.6	—	15.6
Foreign currency fluctuations	(2.2)	(1.0)	(3.2)
Balance as of December 31, 2019	$235.1	$(40.0)	$195.1
Additions	—	—	—
Foreign currency fluctuations	14.4	(1.7)	12.7
Balance as of December 31, 2020	$249.5	$(41.7)	$207.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The balances of acquired Intangible Assets, excluding Goodwill, are as follows:

	Customer	Trade
	Lists	Names	Technology	Total
Balance as of December 31, 2020
Original cost	$166.2	$34.4	$17.9	$218.5
Accumulated amortization	(70.3)	(12.3)	(9.7)	(92.3)
Carrying amount	$95.9	$22.1	$8.2	$126.2
Weighted-average original life (in years)	15	11	11

Balance as of December 31, 2019
Original cost	$154.1	$31.8	$17.1	$203.0
Accumulated amortization	(49.8)	(8.2)	(7.3)	(65.3)
Carrying amount	$104.3	$23.6	$9.8	$137.7
Weighted-average original life (in years)	15	11	11

Amortization expense on Intangible Assets was $20.8 million, $22.2 million and $22.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated aggregate amortization expense based on the current carrying amount of amortizable Intangible Assets for each of the five succeeding years is as follows:

2021	$20.5
2022	18.3
2023	16.6
2024	14.9
2025	13.5
Thereafter	42.4
Total	$126.2

9.	Debt

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

The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the Company’s ability to incur indebtedness and liens and merge or consolidate with another entity. The 2017 Credit Agreement also contains financial covenants, requiring us to maintain a ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.00 to 1, as well as requiring us to maintain a ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the year ended December 31, 2020. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net indebtedness to Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. In connection with the closing of the Gaomei acquisition, we elected an acquisition holiday as provided for under the 2017 Credit Agreement, which increased the net leverage ratio from 4.00 to 1 to 4.50 to 1 and the senior secured net leverage ratio from 3.50 to 1 to 4.00 to 1 during each quarter of 2019. We were in compliance with our financial covenants at December 31, 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

In 2018, the Company signed Amendment No. 1 to the 2017 Credit Agreement, which clarified that the adoption of the new lease accounting standard in 2019 would have no effect on any financial covenant calculations.

Effective with the year ended December 31, 2018, we are required to repay the senior credit agreement with 25% to 50% of our excess cash flow from the preceding fiscal year, as defined in the agreement, unless our net leverage ratio for such preceding fiscal year is less than or equal to 3.00 to 1. We were not required to repay any additional amount of the Notes (as defined below) due to this clause.

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

Debt outstanding as of December 31 consisted of the following:

	2020	2019
Senior unsecured notes	$300.0	$300.0
Secured credit facility borrowings	10.0	40.0
Other secured borrowings	1.5	2.4
Finance lease liabilities	0.1	0.2
Unamortized debt issuance costs	(3.1)	(3.8)
Total debt	308.5	338.8
Less: current portion of long-term debt(1)	(10.9)	(31.3)
Long-term portion	$297.6	$307.5

(1)

Current portion of long-term debt includes $10.0 million of anticipated repayment on Secured Credit Facility Borrowings under our 2017 Credit Agreement, $0.8 million of current maturities of other secured borrowings and $0.1 million of current maturities of finance lease obligations.

As of December 31, 2020, we had outstanding borrowings under our Senior Unsecured Notes of $300.0 million. We had outstanding borrowings of $10.0 million under our revolving facility and had letters of credit and bank guarantees outstanding in the amount of $3.3 million, leaving approximately $186.7 million of unused borrowing capacity on our revolving facility. Although we are not required to make a minimum principal payment on our revolving facility during 2021, we have both the intent and the ability to pay an additional $10.0 million during 2021. As such, we have classified $10.0 million as current maturities of long-term debt. Commitment fees on unused lines of credit for the year ended December 31, 2020 were $0.6 million. The overall weighted average cost of debt is approximately 5.5% and, net of a related cross-currency swap instrument, is approximately 4.5%. Further details regarding the cross-currency swap instrument are discussed in Note 11.

The aggregate maturities of our outstanding debt, excluding unamortized debt issuance costs, as of December 31, 2020, are as follows:

2021	$10.9
2022	0.5
2023	0.2
2024	—
2025	300.0
Thereafter	—
Total aggregate maturities	$311.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

10.	Other Current Liabilities

Other Current Liabilities as of December 31 consisted of the following:

	2020	2019
Other Current Liabilities:
Taxes	$12.5	$10.4
Warranty	11.1	12.7
Deferred revenue	5.9	6.8
Customer sales incentives	12.1	13.7
Freight	4.6	4.9
Restructuring	4.5	4.5
Operating leases	16.3	16.7
Miscellaneous accrued expenses	11.3	11.6
Other	5.1	4.7
Total Other Current Liabilities	$83.4	$86.0

The changes in warranty reserves for the three years ended December 31 were as follows:

	2020	2019	2018
Beginning balance	$12.7	$13.1	$12.7
Product warranty provision	11.9	11.1	13.2
Foreign currency	0.1	—	(0.2)
Claims paid	(13.6)	(11.5)	(12.6)
Ending balance	$11.1	$12.7	$13.1

11.	Derivatives

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

Balance Sheet Hedging

Hedges of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency-denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction Losses in our Consolidated Statements of Operations. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At  December 31, 2020 and December 31, 2019, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $57.3 million and $41.9 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Cash Flow Hedging

Hedges of Forecasted Foreign Currency Transactions

In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency-denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amount of outstanding foreign currency forward contracts designated as cash flow hedges was $2.7 million and $3.0 million as of December 31, 2020 and December 31, 2019, respectively. The notional amount of outstanding foreign currency option contracts designated as cash flow hedges was $8.2 million and $9.8 million as of December 31, 2020 and December 31, 2019, respectively.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between the Company and its subsidiaries. During 2017, we entered into euro to U.S. dollar foreign exchange cross-currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We entered into these foreign exchange cross-currency swaps to hedge the foreign currency-denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. We designated these cross-currency swaps as cash flow hedges. The hedged cash flows as of December 31, 2020 included €159.6 million of total notional value. As of December 31, 2020, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €9.6 million. The scheduled maturity and principal payment of the loan and related swaps of €150.0 million are due in April 2022. There were no new cross-currency swaps designated as cash flow hedges as of December 31, 2020.

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

The fair value of derivative instruments on our Consolidated Balance Sheets as of December 31 consisted of the following:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	December 31, 2020	December 31, 2019	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	Other Current Assets	$1.9	$2.5	Other Current Liabilities	—	—
Foreign currency forward contracts(1)	Other Assets	—	—	Other Liabilities	$24.1	$12.6
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	Other Current Assets	0.4	0.6	Other Current Liabilities	0.7	0.3

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

As of December 31, 2020, we anticipate reclassifying approximately $1.8 million of gains from Accumulated Other Comprehensive Loss to Net Earnings during the next 12 months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The following tables include the amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the years ended December 31, 2020 and December 31, 2019:

	2020		2019
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net Sales	$1,001.0	$(0.2)	$1,137.6	$(0.1)
Interest Income	3.3	2.7	3.3	2.9
Net Foreign Currency Transaction Losses	(5.3)	(15.0)	(0.7)	3.4

The effect of foreign currency derivative instruments designated as cash flow hedges and foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Operations for the three years ended December 31 were as follows:

	2020		2019		2018
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in Other Comprehensive Income (Loss), net of tax(1)	$(0.1)	$(7.4)	$(0.3)	$8.6	$0.1	$9.0
Net (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Sales	—	(0.1)	—	—	(0.1)	—
Net gain reclassified from Accumulated Other Comprehensive Loss in earnings, net of tax, effective portion to Interest Income	—	2.0	—	2.2	—	1.9
Net gain (loss) reclassified from Accumulated Other Comprehensive Loss into earnings, net of tax, effective portion to Net Foreign Currency Transaction Losses	—	(11.6)	—	2.6	—	6.4
Derivatives not designated as hedging instruments:
Net loss recognized in earnings(2)	—	(5.0)	—	(1.3)	—	(2.5)

(1)	Net change in the fair value of the effective portion classified in Other Comprehensive (Loss) Income.
(2)	Classified in Net Foreign Currency Transaction Losses.

12.	Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Our population of assets and liabilities subject to fair value measurements as of December 31, 2020 were as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$3.0	—	$3.0	—
Total Assets	3.0	—	3.0	—
Liabilities:
Foreign currency forward exchange contracts	25.5	—	25.5	—
Contingent consideration	1.8	—	—	1.8
Total Liabilities	$27.3	—	$25.5	$1.8

Our population of assets and liabilities subject to fair value measurements as of December 31, 2019 were as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$6.4	—	$6.4	—
Total Assets	6.4	—	6.4	—
Liabilities:
Foreign currency forward exchange contracts	16.2	—	16.2	—
Contingent consideration	2.1	—	—	2.1
Total Liabilities	$18.3	—	$16.2	$2.1

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

The fair value and carrying value of total debt, including current portion, was $323.4 million and $308.5 million, respectively, as of December 31, 2020. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.

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

Substantially all U.S. employees are covered by various retirement benefit plans, including postretirement medical plans and defined contribution savings plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our plans was $12.3 million, $13.7 million and $11.9 million in 2020, 2019 and 2018, respectively.

We had a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) covering certain current and retired employees in the U.S. During 2015, the plan was amended to freeze benefits for all participants effective January 31, 2017. On February 15, 2017, the Board of Directors approved the termination of the U.S. Pension Plan, effective May 15, 2017. Participants who elected an immediate lump sum distribution were paid out in December 2017. Assets for participants who elected or are currently receiving annuity payments and those who have elected to defer their benefits were transferred to the annuity company, Pacific Life, in December 2017. Excess assets were transferred from the Tennant Company Pension Trust to the Tennant Company Retirement Savings Plan to deliver future discretionary benefits to plan participants. During 2020, all remaining excess assets were utilized, and none remained outstanding as of December 31, 2020.

We have a U.S. postretirement medical benefit plan (the “U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with us and age upon retirement.

Our defined contribution savings plan (“401(k) plan”) covers substantially all U.S. employees. Under this plan, we match up to 3% of the employee’s annual compensation in cash to be invested per their election. We also make a profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial performance and can be funded in the form of Tennant stock, cash or a combination of both. Expenses for the 401(k) plan were $7.2 million, $9.8 million and $8.1 million during 2020, 2019 and 2018, respectively.

We have a U.S. nonqualified supplemental benefit plan (the “U.S. Nonqualified Plan”) to provide additional retirement benefits for certain employees whose benefits under our 401(k) plan or U.S. Pension Plan are limited by either the Employee Retirement Income Security Act or the Internal Revenue Code.

We also have defined benefit pension plans in the United Kingdom, Germany and Italy (the “U.K. Pension Plan”, the “German Pension Plan” and the "Italian Pension Plan"). The U.K. Pension Plan, German Pension Plan and Italian Pension Plan cover certain current and retired employees and all plans are closed to new participants. In December 2018, the U.K. Pension Plan was amended to close all future accrual of benefits to existing active members, resulting in a curtailment gain of $0.1 million relating to past service benefits. The Italian Plan is an employee termination indemnity mandated by Italian law to all employees employed prior to 2008. Benefits are paid out when employees covered under the plan are terminated for any reason. Due to changes in Italian law, such termination indemnities are no longer available to new participants. Prior year Non-U.S. Pension Benefits disclosures have been updated to include the Italian Pension Plan.

We expect to contribute approximately $0.1 million to our U.S. Nonqualified Plan, $0.7 million to our U.S. Retiree Plan, and $0.4 million to our U.K. Pension Plan in 2021. We expect contributions to our German and Italian Pension Plans to be less than $0.1 million in 2021.

Weighted-average asset allocations by asset category of the U.K. Pension Plan as of December 31, 2020 is as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment account held by pension plan(1)	$13.3	$—	$—	$13.3
Total	$13.3	$—	$—	$13.3

(1)	This category is comprised of investments in insurance contracts.

Weighted-average asset allocations by asset category of the U.K. Pension Plan and the Tennant Company Retirement Savings Plan as of December 31, 2019 are as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$2.8	$2.8	$—	$—
Investment account held by pension plan(1)	12.2	—	—	12.2
Total	$15.0	$2.8	$—	$12.2

(1)	This category is comprised of investments in insurance contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Estimates of the fair value of the U.K. Pension Plan and the Tennant Company Retirement Savings Plan assets are based on the framework established in the accounting guidance for fair value measurements. A brief description of the three levels can be found in Note 12. The Investment Account held by the U.K. Pension Plan invests in insurance contracts for purposes of funding the U.K. Pension Plan and is classified as Level 3. The fair value of the Investment Account is the cash surrender values as determined by the provider which are the amounts the plan would receive if the contracts were cashed out at year end. The underlying assets held by these contracts are primarily invested in assets traded in active markets.

A reconciliation of the beginning and ending balances of the Level 3 investments of our U.K. Pension Plan during the years ended December 31 is as follows:

	2020	2019
Fair value at beginning of year	$12.2	$10.8
Purchases, sales, issuances and settlements, net	0.1	0.2
Net gain	0.6	0.8
Foreign currency	0.4	0.4
Fair value at end of year	$13.3	$12.2

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

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

			Non-U.S.		Postretirement
	U.S. Nonqualified Plan		Pension Benefits		Medical Benefits
	2020	2019	2020	2019	2020	2019
Discount rate	2.06%	3.01%	1.05%	1.42%	2.07%	3.06%
Rate of compensation increase	—%	—%	—%	—%	—%	—%

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 are as follows:

				Non-U.S.			Postretirement
	U.S. Nonqualified Plan			Pension Benefits			Medical Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	3.01%	3.95%	3.28%	1.42%	1.92%	2.08%	3.06%	3.95%	3.26%
Expected long-term rate of return on plan assets	—%	—%	—%	3.30%	3.80%	3.80%	—%	—%	—%
Rate of compensation increase	—%	—%	—%	—%	—%	3.50%	—%	—%	—%

The discount rate is used to discount future benefit obligations back to today’s dollars. Our discount rates were determined based on high-quality fixed income investments. The resulting discount rates are consistent with the duration of plan liabilities. The Mercer Above Mean Yield Curve for high-quality corporate bonds is used in determining the discount rate for the U.S. Nonqualified Plan in 2020. The Mercer Yield Curve is used in determining the discount rate for the Non-U.S. Plans in 2020. Before 2019, the FTSE (formerly known as Citigroup) Above Median Spot rates for high-quality corporate bonds were used in determining the discount rate for the U.S. Plans. The iBoxx € Corporates AA 7-10 and iBoxx € Corporates AA 10+ Benchmark is used to determine the discount rate for the Italian Pension Plan. The expected return on assets assumption on the investment portfolios for the pension plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return.

The accumulated benefit obligations as of December 31 for all defined benefit plans are as follows:

	2020	2019
U.S. Nonqualified Plan	$1.2	$1.3
U.K. Pension Plan	12.2	10.4
German Pension Plan	1.2	1.0
Italian Pension Plan	4.2	4.3

Information for our plans with an accumulated benefit obligation in excess of plan assets as of December 31 is as follows:

	2020	2019
Accumulated benefit obligation	$6.6	$6.6
Fair value of plan assets	—	—

As of December 31, 2020 and 2019, the U.S. Nonqualified, the German Pension and the Italian Pension Plans had an accumulated benefit obligation in excess of plan assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Information for our plans with a projected benefit obligation in excess of plan assets as of December 31 is as follows:

	2020	2019
Projected benefit obligation	$6.6	$6.5
Fair value of plan assets	—	—

As of December 31, 2020 and 2019, the U.S. Nonqualified, the German Pension and the Italian Pension Plans had a projected benefit obligation in excess of plan assets.

Assumed healthcare cost trend rates as of December 31 are as follows:

	2020	2019
Healthcare cost trend rate assumption for the next year Pre-65	5.90%	6.22%
Healthcare cost trend rate assumption for the next year Post-65	6.20%	6.22%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2037	2032

Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

			Non-U.S.		Postretirement
	U.S. Nonqualified Plan		Pension Benefits		Medical Benefits
	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$1.3	$1.3	$15.7	$15.0	$7.8	$8.6
Service cost	—	—	—	—	0.1	—
Interest cost	—	0.1	0.2	0.3	0.2	0.3
Actuarial loss (gain)	—	—	1.7	1.0	(0.3)	(0.1)
Foreign exchange	—	—	0.8	0.2	—	—
Benefits paid	(0.1)	(0.1)	(0.8)	(0.8)	(0.5)	(1.0)
Benefit obligation at end of year	$1.2	$1.3	$17.6	$15.7	$7.3	$7.8
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$—	$—	$12.2	$10.8	$—	$—
Actual return on plan assets	—	—	0.6	0.8	—	—
Employer contributions	0.1	0.1	0.9	1.0	0.5	1.0
Foreign exchange	—	—	0.4	0.4	—	—
Benefits paid	(0.1)	(0.1)	(0.8)	(0.8)	(0.5)	(1.0)
Fair value of plan assets at end of year	—	—	13.3	12.2	—	—
Funded status at end of year	$(1.2)	$(1.3)	$(4.3)	$(3.5)	$(7.3)	$(7.8)
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent Other Assets	$—	$—	$1.1	$1.8	$—	$—
Current Liabilities	(0.1)	(0.2)	—	—	(0.7)	(0.7)
Long-Term Liabilities	(1.1)	(1.1)	(5.4)	(5.3)	(6.6)	(7.1)
Net accrued liability	$(1.2)	$(1.3)	$(4.3)	$(3.5)	$(7.3)	$(7.8)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Prior service cost	$—	$—	$(0.2)	$(0.1)	$—	$—
Net actuarial (loss) gain	(0.9)	(0.9)	(2.0)	(0.4)	0.8	0.4
Accumulated Other Comprehensive (Loss) Income	$(0.9)	$(0.9)	$(2.2)	$(0.5)	$0.8	$0.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The components of the net periodic benefit cost (credit) for the three years ended December 31 were as follows:

				Non-U.S.			Postretirement
	U.S. Nonqualified Plan			Pension Benefits			Medical Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$—	$—	$0.1	$0.1	$—	$0.1
Interest cost	—	0.1	—	0.2	0.3	0.3	0.2	0.3	0.3
Expected return on plan assets	—	—	—	(0.3)	(0.4)	(0.4)	—	—	—
Amortization of net actuarial loss (gain)	0.1	—	0.1	—	—	—	—	(0.1)	—
Net periodic benefit cost (credit)	0.1	0.1	0.1	(0.1)	(0.1)	—	0.3	0.2	0.4
Curtailment	—	—	—	—	—	(0.1)	—	—	—
Net benefit cost (credit)	$0.1	$0.1	$0.1	$(0.1)	$(0.1)	$(0.1)	$0.3	$0.2	$0.4

The changes in Accumulated Other Comprehensive Loss for the three years ended December 31 were as follows:

				Non-U.S.			Postretirement
	U.S. Nonqualified Plan			Pension Benefits			Medical Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Prior service cost	$—	$—	$—	$0.1	$—	$0.1	$—	$—	$—
Net actuarial loss (gain)	—	0.1	—	1.6	0.4	(1.2)	(0.3)	(0.1)	(0.5)
Amortization of net actuarial (loss) gain	(0.1)	—	(0.1)	—	—	—	—	0.1	—
Total recognized in other comprehensive (income) loss	$(0.1)	$0.1	$(0.1)	$1.7	$0.4	$(1.1)	$(0.3)	$—	$(0.5)
Total recognized in net benefit cost (credit) and other comprehensive loss (income)	$—	$0.2	$—	$1.6	$0.3	$(1.2)	$—	$0.2	$(0.1)

The following benefit payments, which reflect expected future service, are expected to be paid:

	U.S.	Non-U.S.	Postretirement
	Nonqualified Plan	Pension Benefits	Medical Benefits
2021	$0.2	$0.3	$0.7
2022	0.1	0.7	0.6
2023	0.1	0.8	0.6
2024	0.1	0.8	0.6
2025	0.1	0.8	0.6
2026 to 2030	0.4	4.0	2.5
Total	$1.0	$7.4	$5.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

14.	Shareholders' Equity

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

Accumulated Other Comprehensive Loss

Components of Accumulated Other Comprehensive Loss, net of tax, within the Consolidated Balance Sheets and Consolidated Statements of Equity as of December 31 are as follows:

	2020	2019	2018
Foreign currency translation adjustments	$(19.1)	$(36.3)	$(31.9)
Pension and postretirement medical benefits	(1.7)	(0.7)	(0.3)
Cash flow hedge	0.7	(1.5)	(5.0)
Total Accumulated Other Comprehensive Loss	$(20.1)	$(38.5)	$(37.2)

The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Medical Benefits	Cash Flow Hedge	Total
December 31, 2019	$(36.3)	$(0.7)	$(1.5)	$(38.5)
Other comprehensive income (loss) before reclassifications	17.2	(1.0)	(7.5)	8.7
Amounts reclassified from Accumulated Other Comprehensive Loss	—	—	9.7	9.7
Net current period other comprehensive income (loss)	17.2	(1.0)	2.2	18.4
December 31, 2020	$(19.1)	$(1.7)	$0.7	$(20.1)

Accumulated Other Comprehensive Loss associated with pension and postretirement benefits and cash flow hedges is included in Notes 13 and 11, respectively.

15.	Leases

We lease facilities, vehicles and equipment under the operating lease agreements, which include both monthly and longer-term arrangements.

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of December 31, 2020, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $10.6 million, of which we have guaranteed $8.2 million.

The lease assets and liabilities as of December 31 are as follows:

Leases	Classification	2020	2019
Assets
Operating lease assets	Operating Lease Assets	$44.5	$46.6
Finance lease assets	Property, Plant and Equipment(a)	0.1	0.3
Total leased assets		$44.6	$46.9
Liabilities
Current:
Operating	Other Current Liabilities	$16.3	$16.7
Finance	Current Portion of Long-term Debt	0.1	0.2
Noncurrent:
Operating	Long-term Operating Lease Liabilities	28.7	30.3
Finance	Long-term Debt	—	—
Total lease liabilities		$45.1	$47.2

(a)     Finance lease assets are recorded net of accumulated amortization of $0.2 million and $0.5 million as of December 31, 2020 and December 31, 2019, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The lease cost for the three years ended December 31 was as follows:

Lease Cost	2020		2019		2018
Operating lease cost	$25.1	(a)	$27.5	(a)	$23.3
Finance lease cost(b)	0.2		0.3		0.4
Total lease cost	$25.3		$27.8		$23.7

(a)	Includes short-term lease costs of $3.5 million and $3.1 million and variable lease costs of $1.6 million and $2.4 million for the years ended December 31, 2020 and December 31, 2019, respectively.

(b)	Includes amortization of leased assets and interest on lease liabilities.

The maturity of lease liabilities as of December 31, 2020 was as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2021	$17.6	$0.1	$17.7
2022	13.0	—	13.0
2023	9.4	—	9.4
2024	5.0	—	5.0
2025	2.1	—	2.1
Thereafter	0.9	—	0.9
Total lease payments	$48.0	$0.1	$48.1
Less: Interest	(3.0)	—	(3.0)
Present value of lease liabilities	$45.0	$0.1	$45.1

The lease term and discount rate as of December 31 were as follows:

Lease Term and Discount Rate	2020	2019
Weighted-average remaining lease term (years):
Operating leases	3.4	3.7
Finance leases	1.0	1.5
Weighted-average discount rate:
Operating leases	3.8%	3.7%
Finance leases	2.5%	2.5%

Other information related to cash paid related to lease liabilities and lease assets obtained for the years ended December 31 was as follows:

Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19.7	$22.7
Financing cash flows from finance leases	0.1	0.3
Lease assets obtained in exchange for new finance lease liabilities	—	0.1
Lease assets obtained in exchange for new operating lease liabilities	14.8	26.4

16.	Commitments and Contingencies

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

The accounting for the remeasurement of the deferred taxes and transition tax was finalized in the third quarter of 2018. Adjustments to the provisional amounts were not material to the consolidated financial statements. The accounting for the income tax effects of the Tax Act was complete as of December 31, 2018.

Profit (loss) before income taxes for the three years ended December 31 was as follows:

	2020	2019	2018
U.S. operations	$46.6	$50.1	$23.9
Foreign operations	(5.5)	3.9	11.9
Total	$41.1	$54.0	$35.8

Income tax expense (benefit) for the three years ended December 31 was as follows:

	2020	2019	2018
Current:
Federal	$4.2	$9.6	$3.7
Foreign	3.8	5.6	7.0
State	1.8	2.1	1.0
	$9.8	$17.3	$11.7
Deferred:
Federal	$4.4	$(2.4)	$(3.1)
Foreign	(6.9)	(6.7)	(6.0)
State	0.1	(0.1)	(0.3)
	$(2.4)	$(9.2)	$(9.4)
Total:
Federal	$8.6	$7.2	$0.6
Foreign	(3.1)	(1.1)	1.0
State	1.9	2.0	0.7
Total Income Tax Expense	$7.4	$8.1	$2.3

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $68.8 million of undistributed earnings from foreign subsidiaries to the United States as those earnings continue to be permanently reinvested.

Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31 as follows:

	2020	2019	2018
Tax at statutory rate	21.0%	21.0%	21.0%
(Decreases) increases in the tax rate from:
State and local taxes, net of federal benefit	3.5	1.9	1.4
Effect of foreign operations	(3.7)	3.5	(4.3)
Transaction costs	—	0.1	(4.2)
Effect of 2017 deferred rate change	—	—	(1.0)
Transition Tax	—	—	(1.0)
Effect of changes in valuation allowances	0.5	(9.7)	6.6
Domestic production activities deduction	—	(0.3)	0.4
Executive compensation over $1 million	2.1	2.5	1.0
Share-based payments	(0.9)	(2.0)	(5.7)
Research & Development credit	(3.3)	(1.9)	(3.6)
Other, net	(1.3)	—	(4.2)
Effective income tax rate	17.9%	15.1%	6.4%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Deferred tax assets and liabilities were comprised of the following as of December 31:

	2020	2019
Deferred Tax Assets:
Inventory costing and valuation methods	$4.5	$4.6
Employee wages and benefits, principally due to accruals for financial reporting purposes	14.0	13.7
Warranty reserves accrued for financial reporting purposes	2.3	2.5
Receivables, principally due to allowance for doubtful accounts and tax accounting method for equipment rentals	2.3	1.9
Operating lease liability	11.2	11.4
Tax loss carryforwards	9.6	6.6
Tax credit carryforwards	3.6	3.2
Other	2.5	3.2
Gross Deferred Tax Assets	$50.0	$47.1
Less: valuation allowance	(7.5)	(6.2)
Total Net Deferred Tax Assets	$42.5	$40.9
Deferred Tax Liabilities:
Lease right of use assets	$11.2	$11.4
Property, Plant and Equipment, principally due to differences in depreciation and related gains	14.0	10.2
Goodwill and Intangible Assets	41.5	43.4
Total Deferred Tax Liabilities	$66.7	$65.0
Net Deferred Tax Liabilities	$(24.2)	$(24.1)

Tax credit carryforwards consist of $2.2 million U.S. federal and state tax credits and $1.4 million of Netherlands tax credits. We have non-U.S. cumulative tax losses of $40.9 million in various countries. Cumulative losses can be used to offset the income tax liabilities on future income in these countries. $18.9 million of these losses have unlimited carryforward periods. $22.0 million of these losses have a limited carryforward period which must be utilized during 2021 to 2028.

The valuation allowance as of December 31, 2020 principally applies to Dutch net operating loss and tax credit carryforwards, and state tax credit carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense. A valuation allowance for the remaining tax loss carryforwards is not required since it is more likely than not that they will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
Balance at January 1	$7.5	$5.6
Increases as a result of tax positions taken during a prior period	0.3	0.1
Increases as a result of tax positions taken during the current year	0.4	0.5
Increase related to prior period tax positions of acquired entities	—	2.5
Decreases relating to settlement with tax authorities	(0.8)	(0.1)
Reductions as a result of a lapse of the applicable statute of limitations	(1.4)	(1.0)
Increases as a result of foreign currency fluctuations	0.4	(0.1)
Balance at December 31	$6.4	$7.5

Included in the balance of unrecognized tax benefits as of December 31, 2020 and 2019 are potential benefits of $6.3 million and $7.4 million, respectively, that if recognized, would affect the effective tax rate.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the liability of $6.4 million and $7.5 million for unrecognized tax benefits as of December 31, 2020 and 2019, there was approximately $0.7 million and $0.6 million, respectively, for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2018 and, with limited exceptions, state and foreign income tax examinations for taxable years before 2015. The Internal Revenue Service completed its examination of the U.S. income tax returns for tax years 2016 and 2017 during the third quarter. The IRS’s adjustments to certain tax positions were not material and were fully reserved. We are currently undergoing income tax examinations in various foreign jurisdictions. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

18.	Share-Based Compensation

We have five plans under which we have awarded share-based compensation grants: The 1997 Non-Employee Directors Option Plan ("1997 Plan"), which provided for stock option grants to our non-employee Directors, the 2007 Stock Incentive Plan (“2007 Plan”), the Amended and Restated 2010 Stock Incentive Plan, as Amended (“2010 Plan”), the 2017 Stock Incentive Plan ("2017 Plan") and the 2020 Stock Incentive Plan ("2020 Plan"), which were adopted as a continuing step toward aggregating our equity compensation programs to reduce the complexity of our equity compensation programs.

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

The 2020 Plan approved by our shareholders on April 29, 2020 terminated our rights to grant awards under previous plans; however, any awards granted under previous plans that do not result in the issuance of shares of Common Stock may again be used for an award under the 2020 Plan.  There were 1,750,000 shares made available under the approved 2020 Plan.

As of December 31, 2020, there were 1,081,982 shares reserved for issuance under the 2007 Plan, the 2010 Plan and the 2017 Plan for outstanding compensation awards. There were 1,833,080 shares available for issuance under the 2020 Plan for current and future equity awards as of December 31, 2020. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.

We recognized total Share-Based Compensation Expense of $6.0 million, $11.4 million and $8.3 million, respectively, during the years ended 2020, 2019 and 2018. The total excess tax benefit recognized for share-based compensation arrangements during the years ended 2020, 2019 and 2018 was $0.3 million, $1.1 million and $2.1 million, respectively.

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

The following table illustrates the valuation assumptions used for the 2020, 2019 and 2018 grants:

	2020	2019	2018
Expected volatility	27 - 32%	26 - 27%	25%
Weighted-average expected volatility	27%	26%	25%
Expected dividend yield	1.3%	1.2 - 1.4%	1.2%
Weighted-average expected dividend yield	1.3%	1.2%	1.2%
Expected term, in years	5	5	5
Risk-free interest rate	0.3 - 1.3%	1.6 - 2.5%	2.6 - 2.9%

New stock option awards granted vest one-third each year over a three year period and have a ten year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards on a straight-line basis over the awards' vesting period. Stock options granted to employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the 2020, 2017 and 2010 Plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The following table summarizes the activity during the year ended December 31, 2020 for stock option awards:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,071,777	$60.01
Granted	76,251	81.20
Exercised	(110,595)	44.29
Forfeited	(42,083)	70.83
Expired	(4,687)	$68.01
Outstanding at end of year	990,663	$62.90
Exercisable at end of year	767,655	$61.04

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $18.45, $15.37 and $16.07, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $3.3 million, $6.8 million and $10.3 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2020 was $8.4 million and $7.5 million, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2020 was 5.7 years and 5.0 years, respectively. As of December 31, 2020, there was unrecognized compensation cost for nonvested options of $1.0 million, which is expected to be recognized over a weighted-average period of 1.1 years.

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

The following table summarizes the activity during the year ended December 31, 2020 for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	93,599	$54.27
Granted	17,348	81.07
Vested	(10,038)	73.20
Forfeited	(6,866)	73.19
Nonvested at end of year	94,043	$55.81

The total fair value of restricted shares vested during the years ended December 31, 2020, 2019 and 2018 was $0.7 million, $1.0 million and $1.0 million, respectively. As of December 31, 2020, there was $1.2 million of total unrecognized compensation cost related to nonvested restricted shares which is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table summarizes the activity during the year ended December 31, 2020 for nonvested performance share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	120,714	$67.45
Granted	55,142	76.66
Vested	(29,595)	72.82
Forfeited	(22,042)	70.72
Nonvested at end of year	124,219	$69.68

No performance shares vested during the years ended December 31, 2019, and December 31, 2018. As of December 31, 2020, we expect to recognize $0.9 million of total compensation costs over a weighted-average period of 1.0 years.

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

The following table summarizes the activity during the year ended December 31, 2020 for nonvested restricted stock units:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	103,287	$64.72
Granted	42,248	69.93
Vested	(37,389)	70.46
Forfeited	(10,661)	63.11
Nonvested at end of year	97,485	$64.95

The total fair value of shares vested during the years ended  December 31, 2020, 2019 and 2018 was $2.6 million, $2.2 million, and $0.9 million, respectively. As of December 31, 2020, there was $2.3 million of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 1.4 years.

Share-Based Liabilities

As of December 31, 2020 and 2019, we had $0.3 million and $0.2 million in total share-based liabilities recorded on our Consolidated Balance Sheets, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

19.	Earnings Attributable to Tennant Company Per Share

The computations of Basic and Diluted Earnings Attributable to Tennant Company per Share for the years ended December 31 were as follows:

	2020	2019	2018
Numerator:
Net Earnings Attributable to Tennant Company	$33.7	$45.8	$33.4
Denominator:
Basic - Weighted Average Shares Outstanding	18,349,724	18,118,486	17,940,438
Effect of dilutive securities	285,278	334,659	398,131
Diluted - Weighted Average Shares Outstanding	18,635,002	18,453,145	18,338,569
Basic Earnings per Share	$1.84	$2.53	$1.86
Diluted Earnings per Share	$1.81	$2.48	$1.82

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 610,118, 552,402 and 293,356 shares of common stock during 2020, 2019 and 2018, respectively. These exclusions were made if the exercise prices of these options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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

The following table presents Net Sales by geographic area for the three years ended December 31:

	2020	2019	2018
Net Sales:
United States	$546.2	$609.6	$579.8
Other Americas	84.8	112.8	111.2
Americas	631.0	722.4	691.0
Europe, Middle East, Africa	278.2	307.6	335.6
Asia Pacific	91.8	107.6	96.9
Total	$1,001.0	$1,137.6	$1,123.5

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

The following table presents long-lived assets by geographic area as of December 31:

	2020	2019	2018
Long-lived assets:
United States	$121.9	$114.5	$107.3
Other Americas	14.7	12.8	11.3
Americas	136.6	127.3	118.6
Italy	321.5	325.2	355.5
Other Europe, Middle East, Africa	34.0	28.6	30.2
Europe, Middle East, Africa	355.5	353.8	385.7
Asia Pacific	37.5	36.6	4.1
Total	$529.6	$517.7	$508.4

Long-lived assets consist of Property, Plant and Equipment, Goodwill, Intangible Assets and certain other assets. Apart from the United States and Italy shown in the table above, there are no other individual foreign locations which have long-lived assets which represent more than 10% of our consolidated long-lived assets.

21. Subsequent Event

On February 1, 2021, we closed on the sale of our Coatings business. We expect to record a gain on the sale in the first quarter of 2021.  As of December 31, 2020, this business was considered held for sale, with assets held for sale of $15.0 million and liabilities held for sale of $3.2 million.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer and Interim Principal Accounting Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer and Interim Principal Accounting Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer and Interim Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Interim Chief Financial Officer and Interim Principal Accounting Officer concluded that our internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 and has issued a report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company's internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

Information required under this item with respect to directors is contained in the sections entitled “Board of Directors” as part of our 2021 Proxy Statement and is incorporated herein by reference. See also Item 1, Information About Our Executive Officers in Part I hereof.

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

ITEM 11 – Executive Compensation

Information required under this item is contained in the sections entitled “Director Compensation," “Executive Compensation Information,” and "Pay Ratio" as part of our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required under this item is contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" as part of our 2021 Proxy Statement and are incorporated herein by reference.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

Information required under this item is contained in the sections entitled “Director Independence” and “Related-Person Transaction Approval Policy” as part of our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

Information required under this item is contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firm” as part of our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements

Consolidated Financial Statements filed as part of this report are contained in Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

(In millions)	2020	2019	2018
Allowance for doubtful accounts:
Balance at beginning of year	$3.6	$2.5	$2.4
Charged to costs and expenses	2.2	2.5	0.4
Reclassification(1)	—	0.5	0.8
Charged to other accounts(2)	—	—	(0.2)
Deductions(3)	(1.2)	(1.9)	(0.9)
Balance at end of year	$4.6	$3.6	$2.5
Sales returns reserve:
Balance at beginning of year	$1.2	$1.3	$0.8
Charged to costs and expenses	0.2	0.1	0.7
Deductions(3)	(0.4)	(0.2)	(0.2)
Balance at end of year	$1.0	$1.2	$1.3
Allowance for excess and obsolete inventories:
Balance at beginning of year	$9.8	$5.6	$4.1
Charged to costs and expenses	4.4	4.6	1.9
Charged to other accounts(2)	0.2	—	(0.1)
Deductions(4)	(0.8)	(0.4)	(0.3)
Balance at end of year	$13.6	$9.8	$5.6
Valuation allowance for deferred tax assets:
Balance at beginning of year	$6.2	$11.5	$9.7
Charged to costs and expenses	0.9	(5.2)	2.4
Charged to other accounts(2)	0.4	(0.1)	(0.6)
Balance at end of year	$7.5	$6.2	$11.5

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

3.	Exhibits

Item #	Description	Method of Filing
2.1	Share Purchase Agreement dated as of February 22, 2017, among Tennant Company, Ambienta SGR S.p.A., Federico De Angelis, Pietro Corsano Annibaldi, Antonio Perosa and Giulio Vernazza	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 28, 2017.
3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s Form 10-Q for the quarter ended June 30, 2006.
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Current Report on Form 8-K dated December 14, 2010.
3.3	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's Form 10-Q for the quarter ended March 31, 2018.
4.1	Description of Securities	Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
4.2	Indenture dated as of April 18, 2017	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 24, 2017.
4.3	Registration Rights Agreement dated April 18, 2017	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 24, 2017.
4.4	Form 5.625% Senior Note due 2025	Incorporated by reference to Exhibit 4(b)(1) to the Company's Registration Statement on Form S-4 filed January 8, 2018.
10.1	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2009, as amended*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.2	Form of Amended and Restated Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.3	Schedule of parties to Management and Executive Employment Agreement	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2019.
10.4	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.5	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.6	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.7	Deferred Stock Unit Agreement (awards in and after 2008)*	Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 2007.
10.8	Tennant Company 2014 Short-Term Incentive Plan*	Incorporated by reference to Appendix B to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.9	Amended and Restated 2010 Stock Incentive Plan, as Amended*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.10	Credit Agreement dated as of April 4, 2017	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2017.
10.11	2017 Stock Incentive Plan*	Incorporated by reference to Appendix A on the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders filed March 15, 2017.

10.12	Form of Tennant Company 2017 Stock Incentive Plan Non-Statutory Stock Option Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.13	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.14	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.15	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.16	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2018.
10.17	Tennant Company Executive Officer Cash Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 20, 2018.
10.18	Tennant Company Executive Officer Severance Plan and Summary Plan Description*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 10, 2018.
10.19	Separation Agreement by and between Tennant Company and Mary E. Talbott, dated July 8, 2020*	Incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed July 10, 2020.
10.20	Separation Letter with Keith Woodward dated May 4, 2020*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.21	Cash Retention Award for Richard Zay dated May 1, 2020*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.22	Tennant Company 2020 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.23	Form of Tennant Company 2020 Stock Incentive Plan Non-Statutory Stock Option Agreement*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.24	Form of Tennant Company 2020 Stock Incentive Plan Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.25	Form of Tennant Company 2020 Stock Incentive Plan Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.26	Form of Tennant Company 2020 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.27	Form of Tennant Company 2020 Stock Incentive Plan Performance Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.28	Form of Tennant Company 2020 Stock Incentive Plan Special Performance Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
21	Subsidiaries of the Registrant	Filed herewith electronically.
22	Subsidiary Guarantors	Filed herewith electronically.
23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
23.2	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
24.1	Powers of Attorney	Included on signature page.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Interim Chief Financial Officer	Filed herewith electronically.
101

The following financial information from Tennant Company’s annual report on Form 10-K for the period ended December 31, 2020, filed with the SEC on February 25, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018, (iii) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, (v) the Consolidated Statements of Equity for the years ended December 31, 2020, 2019, and 2018, and (vi) Notes to the Consolidated Financial Statements.

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

TENNANT COMPANY
By	/s/ H. Chris Killingstad
H. Chris Killingstad
President, CEO and
Board of Directors
Date	February 25, 2021

Each of the undersigned hereby appoints H. Chris Killingstad and Kristin A. Stokes, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ H. Chris Killingstad	By	/s/ Timothy R. Morse
	H. Chris Killingstad		Timothy R. Morse
	President, CEO and Board of Directors		Board of Directors
Date	February 25, 2021	Date	February 25, 2021

By	/s/ Thomas Paulson	By	/s/ Donal L. Mulligan
	Thomas Paulson		Donal L. Mulligan
	Interim Chief Financial Officer and Interim Principal Accounting Officer		Board of Directors
Date	February 25, 2021	Date	February 25, 2021

By	/s/ Azita Arvani	By	/s/ Steven A. Sonnenberg
	Azita Arvani		Steven A. Sonnenberg
	Board of Directors		Board of Directors
Date	February 25, 2021	Date	February 25, 2021

By	/s/ William F. Austen	By	/s/ David S. Wichmann
	William F. Austen		David S. Wichmann
	Board of Directors		Board of Directors
Date	February 25, 2021	Date	February 25, 2021

By	/s/ Carol S. Eicher	By	/s/ David Windley
	Carol S. Eicher		David Windley
	Board of Directors		Board of Directors
Date	February 25, 2021	Date	February 25, 2021

By	/s/ Maria C. Green
Maria C. Green
Board of Directors
Date	February 25, 2021