Form 10-Q
period 2021-03-31
TENNANT CO
filed 2021-05-04
CIK 97134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

As of April 23, 2021, there were 18,610,727 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TENNANT COMPANY CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(In millions, except shares and per share data)	March 31
	2021	2020
Net Sales	$263.3	$252.1
Cost of Sales	150.0	149.3
Gross Profit	113.3	102.8

Operating Expense:
Research and Development Expense	7.4	7.4
Selling and Administrative Expense	69.6	81.0
Total Operating Expense	77.0	88.4
Operating Income	36.3	14.4

Other Income (Expense):
Interest Income	0.7	0.9
Interest Expense	(4.6)	(5.1)
Net Foreign Currency Transaction Gain (Loss)	0.5	(4.1)
Other Income, Net	0.1	0.2
Total Other Expense, Net	(3.3)	(8.1)

Income Before Taxes	33.0	6.3
Income Tax Expense	7.3	1.1
Net Income Including Noncontrolling Interest	25.7	5.2
Net Income Attributable to Tennant Company	25.7	5.2

Net Income Attributable to Tennant Company per Share:
Basic	$1.39	$0.28
Diluted	$1.37	$0.28

Weighted Average Shares Outstanding:
Basic	18,456,079	18,286,816
Diluted	18,831,423	18,666,238

See accompanying Notes to Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In millions)	March 31
	2021	2020
Net Income Including Noncontrolling Interest	$25.7	$5.2
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments (net of related tax benefit of $0.1 million and $0 million, respectively)	(10.7)	(11.3)
Cash Flow Hedge (net of related tax expense of $0 million and $1.1 million, respectively)	—	3.7
Total Other Comprehensive Loss, Net of Tax	(10.7)	(7.6)

Total Comprehensive Income (Loss) Including Noncontrolling Interest	15.0	(2.4)
Comprehensive Income (Loss) Attributable to Tennant Company	$15.0	$(2.4)

See accompanying Notes to Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(In millions, except shares and per share data)	2021	2020
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$175.2	$141.0
Receivables:
Trade, less Allowances of $4.9 and $4.6, respectively	190.1	195.4
Other	4.5	4.5
Net Receivables	194.6	199.9
Inventories	137.5	127.7
Prepaid and Other Current Assets	23.2	25.0
Total Current Assets	530.5	493.6
Property, Plant and Equipment	425.6	437.5
Accumulated Depreciation	(254.7)	(252.0)
Property, Plant and Equipment, Net	170.9	185.5
Operating Lease Assets	43.3	44.5
Goodwill	199.2	207.8
Intangible Assets, Net	114.6	126.2
Other Assets	22.3	25.0
Total Assets	$1,080.8	$1,082.6
LIABILITIES AND TOTAL EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$36.4	$10.9
Accounts Payable	104.8	106.3
Employee Compensation and Benefits	49.0	53.7
Other Current Liabilities	87.0	83.4
Total Current Liabilities	277.2	254.3
Long-Term Liabilities:
Long-Term Debt	271.9	297.6
Long-Term Operating Lease Liabilities	27.7	28.7
Employee-Related Benefits	17.5	17.9
Deferred Income Taxes	33.8	39.1
Other Liabilities	31.3	38.9
Total Long-Term Liabilities	382.2	422.2
Total Liabilities	659.4	676.5
Commitments and Contingencies (Note 12)
Equity:
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,606,486 and 18,503,805 shares issued and outstanding, respectively	7.0	6.9
Additional Paid-In Capital	59.1	54.7
Retained Earnings	384.8	363.3
Accumulated Other Comprehensive Loss	(30.8)	(20.1)
Total Tennant Company Shareholders' Equity	420.1	404.8
Noncontrolling Interest	1.3	1.3
Total Equity	421.4	406.1
Total Liabilities and Total Equity	$1,080.8	$1,082.6

See accompanying Notes to Consolidated Financial Statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In millions)	March 31
	2021	2020
OPERATING ACTIVITIES
Net Income Including Noncontrolling Interest	$25.7	$5.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	8.3	8.1
Amortization of Intangible Assets	5.3	5.0
Deferred Income Taxes	(1.5)	(2.5)
Share-Based Compensation Expense	3.1	2.8
Allowance for Doubtful Accounts and Returns	0.6	0.1
Gain on Sale of Business	(9.8)	—
Other, Net	1.4	0.7
Changes in Operating Assets and Liabilities:
Receivables, Net	(0.7)	15.9
Inventories	(18.3)	(11.6)
Accounts Payable	3.2	4.3
Employee Compensation and Benefits	(5.7)	(20.8)
Other Current Liabilities	5.6	2.6
Other Assets and Liabilities	1.2	(1.1)
Net Cash Provided by Operating Activities	18.4	8.7
INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(4.8)	(12.4)
Proceeds from Disposals of Property, Plant and Equipment	—	0.1
Proceeds from Sale of Business, Net of Cash Divested	24.7	—
Purchase of Intangible Assets	(0.1)	(0.1)
Net Cash Provided by (Used in) Investing Activities	19.8	(12.4)
FINANCING ACTIVITIES
Proceeds from Borrowings	—	125.0
Repayments of Debt	(0.2)	(0.3)
Contingent Consideration Payment	(0.5)	—
Change in Finance Lease Obligations	—	(0.1)
Proceeds from Issuance of Common Stock	3.1	2.4
Dividends Paid	(4.2)	(4.0)
Net Cash (Used in) Provided by Financing Activities	(1.8)	123.0
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(2.2)	(1.8)
Net Increase in Cash, Cash Equivalents and Restricted Cash	34.2	117.5
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	141.0	74.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$175.2	$192.1

SUPPLEMENTAL CASH FLOW INFORMATION	Three Months Ended
	March 31
	2021	2020
Cash Paid for Income Taxes	$1.2	$0.9
Cash Paid for Interest	0.3	0.2
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	5.1	5.2
Lease Assets Obtained in Exchange for New Operating Lease Liabilities	4.3	2.4
Supplemental Non-cash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$1.3	$0.7

See accompanying Notes to Consolidated Financial Statements.

TENNANT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	18,503,805	$6.9	$54.7	$363.3	$(20.1)	$404.8	$1.3	$406.1
Net Income		—	—	25.7	—	25.7	—	25.7
Other Comprehensive Loss		—	—	—	(10.7)	(10.7)	—	(10.7)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings and repurchases of 22,724 shares	102,681	0.1	1.3	—	—	1.4	—	1.4
Share-Based Compensation		—	3.1	—	—	3.1	—	3.1
Dividends paid $0.23 per Common Share		—	—	(4.2)	—	(4.2)	—	(4.2)
Balance, March 31, 2021	18,606,486	$7.0	$59.1	$384.8	$(30.8)	$420.1	$1.3	$421.4

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	18,336,010	$6.9	$45.5	$346.0	$(38.5)	$359.9	$1.4	$361.3
Net Income		—	—	5.2	—	5.2	—	5.2
Other Comprehensive Loss		—	—	—	(7.6)	(7.6)	—	(7.6)
Issue Stock for Directors, Employee Benefit and Stock Plans, net of related tax withholdings of 15,756 shares	98,805	—	1.1	—	—	1.1	—	1.1
Share-Based Compensation		—	2.8	—	—	2.8	—	2.8
Dividends paid $0.22 per Common Share		—	—	(4.0)	—	(4.0)	—	(4.0)
Other		—	—	(0.1)	—	(0.1)	—	(0.1)
Balance, March 31, 2020	18,434,815	$6.9	$49.4	$347.1	$(46.1)	$357.3	$1.4	$358.7

See accompanying Notes to Consolidated Financial Statements.

TENNANT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except shares and per share data)

1.	Summary of Significant Accounting Policies

Tennant Company ("the Company, we, us or our") is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, significantly reduce environmental impact and help create a cleaner, safer, healthier world.

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

These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our annual report on Form 10-K for the year ended December 31, 2020. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Reclassification – We reclassified $1.3 million of costs from Selling and Administrative Expense to Cost of Sales in the Consolidated Statements of Income for the three months ended March 31, 2020 as part of a global alignment of cost across all regions.

We documented the summary of significant accounting policies in the Notes to Consolidated Financial Statements of our annual report on Form 10-K for the fiscal year ended December 31, 2020. Other than the accounting policies noted above, there have been no material changes to our accounting policies since the filing of that report.

2.	Newly Adopted Accounting Pronouncements

Income Taxes

On January 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The impact of this amended guidance on our consolidated financial statements and related disclosures was immaterial.

3.	Revenue

Disaggregation of Revenue

The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:

Net Sales by geographic area

	Three Months Ended
	March 31
	2021	2020
Americas	$157.8	$162.6
Europe, Middle East and Africa	80.9	72.0
Asia Pacific	24.6	17.5
Total	$263.3	$252.1

Net Sales are attributed to each geographic area based on the end user country and are net of intercompany sales.

Net Sales by groups of similar products and services

	Three Months Ended
	March 31
	2021	2020
Equipment	$160.9	$154.2
Parts and consumables	62.3	54.2
Specialty surface coatings(a)	1.5	6.1
Service and other	38.6	37.6
Total	$263.3	$252.1

(a) On February 1, 2021, we sold our coatings business.  Further details regarding the sale are discussed in Note 5.

Net Sales by sales channel

	Three Months Ended
	March 31
	2021	2020
Sales direct to consumer	$169.0	$167.6
Sales to distributors	94.3	84.5
Total	$263.3	$252.1

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

The change in our sales incentive accrual balance was as follows:

	Three Months Ended
	March 31
	2021	2020
Beginning balance	$12.1	$13.7
Additions to sales incentive accrual	5.2	5.4
Contract payments	(5.7)	(8.2)
Foreign currency fluctuations	(0.2)	(0.2)
Divestiture of business	(0.1)	—
Ending balance	$11.3	$10.7

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

The change in the deferred revenue balance was as follows:

	Three Months Ended
	March 31
	2021	2020
Beginning balance	$9.3	$10.7
Increase in deferred revenue representing our obligation to satisfy future performance obligations	4.1	2.7
Decrease in deferred revenue for amounts recognized in Net Sales for satisfied performance obligations	(3.4)	(2.5)
Foreign currency fluctuations	—	(0.1)
Ending balance	$10.0	$10.8

At March 31, 2021, $6.5 million and $3.5 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets. Of this, we expect to recognize the following approximate amounts in Net Sales in the following periods:

Remaining 2021	$5.7
2022	2.3
2023	1.2
2024	0.6
2025	0.2
Thereafter	—
Total	$10.0

At December 31, 2020, $5.9 million and $3.4 million of deferred revenue was reported in Other Current Liabilities and Other Liabilities, respectively, on our Consolidated Balance Sheets.

4.	Management Actions

Restructuring Actions

In the fourth quarter of 2020, we implemented a restructuring action as part of our global reorganization efforts. The pre-tax charge of $3.5 million consisted of severance-related costs included in Selling and Administrative Expense in the Consolidated Statements of Income in 2020. The charge primarily impacted our Europe, Middle East and Africa ("EMEA") operating segment but also impacted the Americas and Asia Pacific ("APAC") operating segments. We expect no further charges related to this restructuring action. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.

In the third quarter of 2020, we implemented a restructuring action to consolidate our Gaomei business and our existing China business in order to deliver cost synergies and improve profitability. The pre-tax charge of $3.1 million consisted of $1.4 million of severance-related costs and $1.7 million of other costs in 2020. Of the restructuring costs, $1.2 million were included in Cost of Sales and $1.9 million in Selling and Administrative Expense in the Consolidated Statements of Income. The charge impacted our APAC operating segment. We expect no further charges related to this restructuring action. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.

In the first quarter of 2020, we implemented a restructuring action in an effort to streamline our operating model in Japan. The pre-tax charge of $2.0 million consisted of $1.3 million of severance-related costs and $0.7 million of other costs in 2020. Of the restructuring costs, $0.3 million were included in Cost of Sales and $1.7 million in Selling and Administrative Expense in the Consolidated Statements of Income. The charge impacted our APAC operating segment. We expect no further charges related to this restructuring action. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.

A reconciliation of the beginning and ending liability balances is as follows:

Severance-related Costs
December 31, 2019 balance	$4.5
2020 activity:
New charges	6.2
Cash payments	(5.4)
Foreign currency adjustments	0.2
Adjustments to accrual	(1.0)
December 31, 2020 balance	$4.5
2021 activity:
Cash payments	(0.9)
Foreign currency fluctuations	(0.1)
March 31, 2021 balance	$3.5

Other Actions

In 2019, we made the decision to discontinue certain product lines. In the first quarter of 2020, we recorded an additional $1.7 million in Cost of Sales in the Consolidated Statements of Income to reflect our estimate of inventory that will not be sold.

5.	Acquisition and Divestiture

Coatings

During the first quarter of 2021, we sold the Coatings business. The resulting pre-tax gain was $9.8 million and is reflected within Selling and Administrative Expense in our Consolidated Statements of Income.

Gaomei

On January 4, 2019, we completed the acquisition of Hefei Gaomei Cleaning Machines Co., Ltd. and Anhui Rongen Environmental Protection Technology Co., Ltd. (collectively "Gaomei"), privately held designers and manufacturers of commercial cleaning solutions based in China. The financial results for Gaomei have been included in the consolidated financial results since the date of closing. The purchase price included contingent consideration. A payment of $0.5 million was paid in the first quarter of 2021. The final payment of $1.3 million is expected to be paid in the second quarter of 2021.

6.	Inventories

Inventories are valued at the lower of cost or net realizable value, and consisted of the following:

	March 31,	December 31,
	2021	2020
Inventories carried at LIFO:
Finished goods	$42.4	$42.4
Raw materials, production parts and work-in-process	26.2	21.6
Excess of FIFO over LIFO cost(a)	(32.2)	(31.4)
Total LIFO inventories	$36.4	$32.6
Inventories carried at FIFO:
Finished goods	$56.2	$55.0
Raw materials, production parts and work-in-process	44.9	40.1
Total FIFO inventories	$101.1	$95.1
Total inventories	$137.5	$127.7

(a) Inventories of $36.4 million as of March 31, 2021, and $32.6 million as of December 31, 2020, were valued at LIFO. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

7.	Goodwill and Intangible Assets

The changes in the carrying value of Goodwill for the three months ended March 31, 2021 were as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2020	$249.5	$(41.7)	$207.8
Divestitures	(1.7)	—	(1.7)
Foreign currency fluctuations	(6.9)	—	(6.9)
Balance as of March 31, 2021	$240.9	$(41.7)	$199.2

The balances of acquired Intangible Assets, excluding Goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of March 31, 2021
Original cost	$159.1	$31.2	$17.5	$207.8
Accumulated amortization	(71.3)	(12.0)	(9.9)	(93.2)
Carrying value	$87.8	$19.2	$7.6	$114.6
Weighted average original life (in years)	15	11	11

Balance as of December 31, 2020
Original cost	$166.2	$34.4	$17.9	$218.5
Accumulated amortization	(70.3)	(12.3)	(9.7)	(92.3)
Carrying value	$95.9	$22.1	$8.2	$126.2
Weighted average original life (in years)	15	11	11

The divestiture of Goodwill during the first quarter of 2021 was the result of the sale of the coatings business disclosed in Note 5.

During the first quarter of 2021, we divested Identified Intangible Assets, excluding Goodwill, with a carrying value of $0.9 million and $1.4 million in the categories of Customer Lists and Trade Names, respectively, as a result of the sale of the coatings business disclosed in Note 5.

Amortization expense on Intangible Assets for the three months ended March 31, 2021 and March 31, 2020 was $5.3 million and $5.0 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable Intangible Assets for each of the five succeeding years and thereafter is as follows:

Remaining 2021	$14.4
2022	17.4
2023	15.8
2024	14.2
2025	12.8
Thereafter	40.0
Total	$114.6

8.	Debt

Financial Covenants

In 2017, the Company and certain of our foreign subsidiaries entered into a secured Credit Agreement (the "2017 Credit Agreement") with JPMorgan, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Wells Fargo National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents, and the lenders (including JPMorgan) from time to time party thereto. The 2017 Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants restricting the Company’s ability to incur indebtedness and liens and merge or consolidate with another entity, and expires in April 2022. The 2017 Credit Agreement also contains financial covenants requiring us to maintain a net leverage ratio of consolidated net indebtedness to consolidated earnings before income, taxes, depreciation and amortization, subject to certain adjustments ("Adjusted EBITDA") of not greater than 4.00 to 1, as well as requiring us to maintain an interest coverage ratio of consolidated Adjusted EBITDA to consolidated interest expense of no less than 3.50 to 1 for the quarter ended March 31, 2021. The 2017 Credit Agreement also contains a financial covenant requiring us to maintain a senior secured net leverage ratio of consolidated senior secured net indebtedness to consolidated Adjusted EBITDA ratio of not greater than 3.50 to 1. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. We were in compliance with our financial covenants at March 31, 2021.

Senior Notes Guarantees

Our Senior Notes (the "Notes") are unconditionally and jointly and severally guaranteed by Tennant Sales and Service Company (the "Guarantor" or "Guarantor Subsidiary"), which is a 100% owned subsidiary of the Company.

The Notes and the guarantees constitute senior unsecured obligations of the Company and the Guarantor, respectively. The Notes and the guarantees, respectively, are: (a) equal in right of payment with all of the Company's and the Guarantor senior debt, without giving effect to collateral arrangements; (b) senior in right of payment to all of the Company's and the Guarantor future subordinated debt, if any; (c) effectively subordinated in right of payment to all of the Company's and the Guarantor debt and obligations that are secured, including borrowings under the Company's senior secured credit facilities for so long as the senior secured credit facilities are secured, to the extent of the value of the assets securing such liens, and (d) structurally subordinated in right of payment to all liabilities (including trade payables) of the Company's and the Guarantor subsidiary that do not guarantee the Notes.

In the second quarter of 2020, the Company early adopted the SEC's rule titled "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities," which simplifies the disclosure requirements related to the Notes under Rule 3-10 of Regulation S-X. Under this amended rule, the Company is not required to disclose separate financial statements for the guarantee as it no longer has a reporting requirement. The Company has filed a Form 15 for the Guarantor to suspend the Company's duty to file reports on the guarantor financial statements.

Debt Outstanding

Debt outstanding consisted of the following:

	March 31,	December 31,
	2021	2020
Senior unsecured notes	$300.0	$300.0
Credit facility borrowings	10.0	10.0
Secured borrowings	1.2	1.5
Finance lease liabilities	0.1	0.1
Unamortized debt issuance costs	(3.0)	(3.1)
Total debt	308.3	308.5
Less: current portion of long-term debt(a)	(36.4)	(10.9)
Long-term debt	$271.9	$297.6

(a)

The Company has the ability and intent to repay $35.6 million in outstanding credit facility borrowings, $0.7 million of current maturities of secured borrowings and $0.1 million of current maturities of finance lease liabilities over the next 12 months. Therefore, $36.4 million of debt has been classified as a current liability on the Consolidated Balance Sheet at March 31, 2021.

As of March 31, 2021, we had outstanding borrowings under our Senior Unsecured Notes of $300.0 million. In addition, we had outstanding borrowings of $10.0 million under our revolving facility and had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $186.8 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the three months ended March 31, 2021 were $0.2 million. The overall weighted average cost of debt is approximately 5.5% and net of a related cross-currency swap instrument is approximately 4.4%. Further details regarding the cross-currency swap instrument are discussed in Note 10.

In April 2021, we signed an agreement that restructured our existing credit agreement. In May 2021, we plan to use the proceeds from the amended agreement to retire our Senior Notes. See Note 17 to the Consolidated Financial Statements for more detail on the amended credit agreement.

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

The changes in warranty reserves were as follows:

	Three Months Ended
	March 31
	2021	2020
Beginning balance	$11.1	$12.7
Additions charged to expense	2.6	2.4
Foreign currency fluctuations	(0.1)	(0.2)
Claims paid	(2.9)	(3.1)
Ending balance	$10.7	$11.8

10.	Derivatives

Hedge Accounting and Hedging Programs

We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

We evaluate hedge effectiveness on our hedges that are designated and qualify for hedge accounting at the inception of the hedge prospectively, as well as retrospectively, and record any ineffective portion of the hedging instruments along with the time value of purchased contracts in the same line item of the income statement as the item being hedged on our Consolidated Statements of Income.

Our hedging policy establishes maximum limits for each counterparty to mitigate any concentration of risk.

Balance Sheet Hedging

Hedges of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the Consolidated Balance Sheets with changes in the fair value recorded to Net Foreign Currency Transaction Gain (Loss) in our Consolidated Statements of Income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At March 31, 2021 and December 31, 2020, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $50.7 million and $57.3 million, respectively.

Cash Flow Hedging

Hedges of Forecasted Foreign Currency Transactions

In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $2.8 million as of March 31, 2021 and $2.7 million as of December 31, 2020. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $7.6 million and $8.2 million as of March 31, 2021 and December 31, 2020, respectively.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. We entered into Euro to U.S. dollar foreign exchange cross-currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as cash flow hedges. The hedged cash flows as of March 31, 2021 and December 31, 2020 included €157.8 million and €159.6 million of total notional values, respectively. As of March 31, 2021, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €7.8 million. The scheduled maturity and principal payment of the loan and related swaps of €150.0 million are due in April 2022. There were no new cross-currency swaps designated as cash flow hedges as of March 31, 2021.

The fair value of derivative instruments on our Consolidated Balance Sheets was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	March 31, 2021	December 31, 2020	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other Current Assets	$2.2	$1.9	Other Current Liabilities	$—	$—
Foreign currency forward contracts	Other Assets	—	—	Other Liabilities	17.2	24.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other Current Assets	1.0	0.4	Other Current Liabilities	0.1	0.7

As of March 31, 2021, we anticipate reclassifying approximately $2.1 million of gains from Accumulated Other Comprehensive Loss to net income during the next 12 months.

The following tables include the amounts in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended
	March 31
	2021		2020
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net Sales	$263.3	$(0.1)	$252.1	$—
Interest Income	0.7	0.6	0.9	0.7
Net Foreign Currency Transaction (Loss) Gain	0.5	7.3	(4.1)	2.7

The effect of foreign currency derivative instruments designated as hedges and of foreign currency derivative instruments not designated as hedges in our Consolidated Statements of Income was as follows:

Three Months Ended
March 31, 2021
Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain recognized in Other Comprehensive Loss, net of tax(a)	$6.0
Net gain reclassified from Accumulated Other Comprehensive Loss into income, net of tax, effective portion to Interest Income	0.4
Net gain reclassified from Accumulated Other Comprehensive Loss into income, net of tax, effective portion to Net Foreign Currency Transaction Gain	5.6
Derivatives not designated as hedging instruments:
Net gain recognized in income(b)	2.1

	Three Months Ended
	March 31, 2020
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain recognized in Other Comprehensive Income (Loss), net of tax(a)	$0.3	$6.0
Net gain reclassified from Accumulated Other Comprehensive Loss into income, net of tax, effective portion to Interest Income	—	0.5
Net gain reclassified from Accumulated Other Comprehensive Loss into income, net of tax, effective portion to Net Foreign Currency Transaction Loss	—	2.1
Derivatives not designated as hedging instruments:
Net gain recognized in income(b)	—	2.2

(a)	Net change in the fair value of the effective portion classified in Other Comprehensive Loss.
(b)	Classified in Net Foreign Currency Transaction Gain (Loss).

11.	Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at March 31, 2021 is as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$3.4	$—	$3.4	$—
Total Assets	$3.4	$—	$3.4	$—
Liabilities:
Foreign currency forward exchange contracts	$17.5	$—	$17.5	$—
Total Liabilities	$17.5	$—	$17.5	$—

Our population of assets and liabilities subject to fair value measurements at  December 31, 2020 is as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$3.0	$—	$3.0	$—
Total Assets	$3.0	$—	$3.0	$—
Liabilities:
Foreign currency forward exchange contracts	$25.5	$—	$25.5	$—
Contingent consideration	1.8	—	—	1.8
Total Liabilities	$27.3	$—	$25.5	$1.8

Our foreign currency forward exchange contracts are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our foreign currency forward exchange and option contracts are discussed in Note 10.

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

The fair value and carrying value of total debt, including current portion, were $320.3 million and $308.3 million, respectively, as of March 31, 2021. The fair value and carrying value of total debt, including current portion, were $323.4 million and $308.5 million, respectively, as of December 31, 2020. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.

12.	Commitments and Contingencies

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

13.	Accumulated Other Comprehensive Loss

Components of Accumulated Other Comprehensive Loss, net of tax, within the Consolidated Balance Sheets, are as follows:

	March 31, 2021	December 31, 2020
Foreign currency translation adjustments	$(29.8)	$(19.1)
Pension and postretirement medical benefits	(1.7)	(1.7)
Cash flow hedge	0.7	0.7
Total Accumulated Other Comprehensive Loss	$(30.8)	$(20.1)

The changes in components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Medical Benefits	Cash Flow Hedge	Total
December 31, 2020	$(19.1)	$(1.7)	$0.7	$(20.1)
Other comprehensive (loss) income before reclassifications	(10.7)	—	6.0	(4.7)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	—	(6.0)	(6.0)
Net current period other comprehensive (loss) income	(10.7)	—	—	(10.7)
March 31, 2021	$(29.8)	$(1.7)	$0.7	$(30.8)

14.	Income Taxes

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

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Income Tax Expense. In addition to the liability of $5.4 million for unrecognized tax benefits as of March 31, 2021, there was approximately $0.7 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2021 was $5.3 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the Income Tax Expense.

15.	Share-Based Compensation

Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2020. During the three months ended March 31, 2021 and 2020, we recognized total Share-Based Compensation Expense of $3.1 million and $2.8 million, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the three months ended March 31, 2021 and 2020 was $0.2 million and $0.4 million, respectively.

16.	Earnings Attributable to Tennant Company Per Share

The computations of Basic and Diluted Earnings per Share were as follows:

	Three Months Ended
	March 31
	2021	2020
Numerator:
Net Income Attributable to Tennant Company	$25.7	$5.2
Denominator:
Basic - Weighted Average Shares Outstanding	18,456,079	18,286,816
Effect of dilutive securities:
Share-based compensation plans	375,344	379,422
Diluted - Weighted Average Shares Outstanding	18,831,423	18,666,238
Basic Earnings per Share	$1.39	$0.28
Diluted Earnings per Share	$1.37	$0.28

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 142,027 and 206,680 shares of common stock during the three months ended March 31, 2021 and 2020, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

17.	Subsequent Event

Credit Facility

On April 5, 2021, we and certain of our foreign subsidiaries entered into an Amended and Restated Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-syndication agents, Bank of the West, BMO Harris Bank, N.A., and Wells Fargo Bank, National Association, as co-documentation agents, and the Lenders (including JPMorgan) as defined in the 2021 Credit Agreement (the “Lenders”). The 2021 Credit Agreement provides us and certain of our foreign subsidiaries access to a senior secured credit facility until April 3, 2026, consisting of a term loan facility in an amount up to $100.0 million and a revolving facility in an amount up to $450.0 million with an option to expand the credit facility by up to $275.0 million, with the consent of the Lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. Borrowings may be denominated in U.S. dollars or certain other currencies.

The fee for committed funds under the revolving facility of the 2021 Credit Agreement ranges from an annual rate of 0.15% to 0.30%, depending on our leverage ratio. Borrowings denominated in U.S. dollars under the 2021 Credit Agreement bear interest at a rate per annum equal to (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one month period, but in any case, not less than 1%, plus, in any such case, 1.0%, plus an additional spread of 0.10% to 0.70%, depending on our leverage ratio, or (b) the LIBO Rate, as adjusted for statutory reserve requirements for eurocurrency liabilities, but in any case, not less than 0%, plus an additional spread of 1.10% to 1.70%, depending on our leverage ratio.

In connection with the 2021 Credit Agreement, we reaffirmed our security interest in favor of the lenders in substantially all our personal property, and pledged the stock of our domestic subsidiaries and 65% of the stock of our first tier foreign subsidiaries. The obligations under the 2021 Credit Agreement are also guaranteed by certain of our first tier domestic subsidiaries and those subsidiaries also provided a security interest in their similar personal property.

The 2021 Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and merge or consolidate with another entity. Further, the 2021 Credit Agreement contains the following covenants:

•	a covenant requiring us to maintain an indebtedness to EBITDA ratio, determined as of the end of each of its fiscal quarters, of no greater than 3.50 to 1.00, with certain alternative requirements for permitted acquisitions greater than $50.0 million;
•	a covenant requiring us to maintain an EBITDA to interest expense ratio for a period of four consecutive fiscal quarters as of the end of each quarter of no less than 3.00 to 1; and
•	a covenant restricting us from paying dividends or repurchasing stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to $60.0 million during any fiscal year.

Redemption of Senior Notes

On April 2, 2021, we issued a conditional notice of redemption for $300.0 million principal amount outstanding of our 5.625% Senior Notes due 2025 (CUSIP 880345 AB29) (the "Notes") in May 2021, subject to the satisfaction of the conditions. The redemption of the Notes is subject to and conditioned upon Tennant’s receipt prior to the redemption date of funds from its term and revolving loan facility, that together with cash on hand, are sufficient to pay, in the sole discretion of the Company, the redemption price. We plan to use the proceeds from the borrowings under the amended credit agreement to retire our Senior Notes and pay the $8.4 million call premium due upon redemption. In addition, at the time of redemption of the Senior Notes, we will be writing off $2.8 million of unamortized debt issuance costs.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tennant Company is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, reduce environmental impact and help create a cleaner, safer, healthier world. The Company is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products, including floor maintenance and cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, and asset management solutions. Our products are used in many types of environments, including retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, and more. Customers include contract cleaners to whom organizations outsource facilities maintenance as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

Impact of COVID-19

Because we are a global company, our results of operations are affected by macroeconomic conditions. We continue to see economic and geopolitical uncertainty in many regions around the world. The coronavirus ("COVID-19") pandemic has increased the uncertainty globally and has resulted in general economic disruption. Governments across the world have taken numerous actions to limit the spread of COVID-19, including stay-at-home orders, which have reduced operating activities across global businesses, and have recently begun rolling out vaccine programs.

We continue to actively manage our business to respond to the COVID-19 impact. We have prioritized the health and safety of our employees and customers. We have established a dedicated enterprise-wide response team and implemented work-from-home processes for much of our workforce, which remain in effect. We have established cross-functional and daily communications with suppliers to review, track and prioritize high-risk components. We have also identified and activated alternative suppliers, materials and components as needed. To date, we have been able to avoid major supply disruptions. Regarding transportation, we have set up tracking, reporting and communication channels with carriers to understand their risks and to evaluate available options where necessary. In addition, all of our factories currently have the ability to operate at full capacity.

We continue to monitor the evolving situation and guidance from authorities. The timing and extent of the impact of the pandemic is influenced by factors such as variants, vaccination rates and broader economic impacts. Accordingly, we cannot reasonably estimate the long-term impact of the pandemic on our financial results.

Results

The following table compares the results of operations for the three months ended March 31, 2021 and 2020, respectively, and as a percentage of Net Sales (in millions, except per share data and percentages):

	Three Months Ended
	March 31
	2021	%	2020	%
Net Sales	$263.3	100.0	$252.1	100.0
Cost of Sales	150.0	57.0	149.3	59.2
Gross Profit	113.3	43.0	102.8	40.8
Operating Expense:
Research and Development Expense	7.4	2.8	7.4	2.9
Selling and Administrative Expense	69.6	26.4	81.0	32.1
Total Operating Expense	77.0	29.2	88.4	35.1
Operating Income	36.3	13.8	14.4	5.7
Other Income (Expense):
Interest Income	0.7	0.3	0.9	0.4
Interest Expense	(4.6)	(1.7)	(5.1)	(2.0)
Net Foreign Currency Transaction Gain (Loss)	0.5	0.2	(4.1)	(1.6)
Other Income, Net	0.1	0.0	0.2	0.1
Total Other Expense, Net	(3.3)	(1.3)	(8.1)	(3.2)
Income Before Taxes	33.0	12.5	6.3	2.5
Income Tax Expense	7.3	2.8	1.1	0.4
Net Income Including Noncontrolling Interest	25.7	9.8	5.2	2.1
Net Income Attributable to Tennant Company	$25.7	9.8	$5.2	2.1
Net Income Attributable to Tennant Company per Share - Diluted	$1.37		$0.28

Net Sales

Consolidated Net Sales for the first quarter of 2021 totaled $263.3 million, a 4.4% increase as compared to consolidated Net Sales of $252.1 million in the first quarter of 2020.

The 4.4% increase in consolidated Net Sales in the first quarter of 2021 as compared to the same period in 2020 was driven by:

•	An organic sales increase of approximately 3.1%, which excludes the effects of foreign currency exchange and divestitures. The organic sales increase was due to volume growth across all regions;
•	An unfavorable impact from the divestiture of our Coatings business of 1.7%; and
•	A net favorable impact from foreign currency exchange across all regions of approximately 3.0%.

The following table sets forth the Net Sales by geographic area for the three months ended March 31, 2021 and 2020 and the percentage change from the prior year (in millions, except percentages):

	Three Months Ended
	March 31
	2021	2020	%
Americas	$157.8	$162.6	(3.0)%
Europe, Middle East and Africa	80.9	72.0	12.4%
Asia Pacific	24.6	17.5	40.6%
Total	$263.3	$252.1	4.4%

Americas

Net Sales in the Americas were $157.8 million for the first quarter of 2021, a decrease of 3.0% from the first quarter of 2020. Foreign currency exchange within the Americas unfavorably impacted Net Sales by approximately 0.8% in the first quarter of 2021. The divestiture of the Coatings business resulted in a decline in Net Sales of approximately 2.6%. Organic sales growth in the Americas favorably impacted Net Sales by approximately 0.4% for the first quarter of 2021 particularly due to growth in direct and distributor sales in North America and strength in Brazil, partially offset by declines from prior period strong comparable sales performance in the strategic account channel.

Europe, Middle East and Africa ("EMEA")

EMEA Net Sales were $80.9 million for the first quarter of 2021, an increase of 12.4% from the first quarter of 2020. Foreign currency exchange within EMEA favorably impacted Net Sales by approximately 10.1% in the first quarter of 2021. Organic sales growth in EMEA favorably impacted Net Sales by approximately 2.3% for the first quarter primarily due to market growth in France, Italy, and Germany, partially offset by declines in the United Kingdom and Central, Eastern Europe and the Middle East and Africa due to pandemic-related restrictions.

Asia Pacific ("APAC")

APAC Net Sales were $24.6 million for the first quarter of 2021, an increase of 40.6% from the first quarter of 2020. Foreign currency exchange within APAC favorably impacted Net Sales by approximately 8.8% in the first quarter of 2021. Organic sales growth in APAC favorably impacted Net Sales by approximately 31.8% for the first quarter. Organic sales growth was driven by growth across the region and particularly in China where the prior year quarter was substantially impacted by pandemic-related restrictions.

Gross Profit

Gross Profit margin of 43.0% was 220 basis points higher in the first quarter of 2021 compared to the first quarter of 2020. The increase primarily reflected increased productivity, product mix and actions related to the Company's enterprise strategy, including pricing and cost reduction initiatives, partially offset by higher freight and material costs.

Operating Expense

Research and Development Expense

Research and Development ("R&D") Expense was $7.4 million, or 2.8% as a percentage of Net Sales, for the first quarter of 2021, flat compared to the first quarter of 2020.

We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovation leadership position.

Selling and Administrative Expense

Selling and Administrative Expense ("S&A Expense") was $69.6 million for the first quarter of 2021, a decrease of $11.4 million compared to the first quarter of 2020. As a percentage of Net Sales, S&A Expense for the first quarter of 2021 decreased 570 basis points to 26.4% from 32.1% in the first quarter of 2020. The S&A Expense decrease in the first quarter of 2021 was primarily driven by a 380 basis point impact related to a pre-tax gain on the sale of the Coatings business and restructuring costs in 2020 that did not repeat 2021. In addition, we experienced temporary savings in 2021 related to suspension of travel and in-person customer events along with a continued focus on expense management.

Total Other Expense, Net

Interest Income

Interest Income was $0.7 million in the first quarter of 2021 compared to $0.9 million in the first quarter of 2020.

Interest Expense

Interest Expense was $4.6 million in the first quarter of 2021 compared to $5.1 million in the first quarter of 2020.

Net Foreign Currency Transaction Gain (Loss)

Net Foreign Currency Transaction Gain (Loss) in the first quarter of 2021 was a gain of $0.5 million compared to a loss of $4.1 million in the first quarter of 2020. The favorable impact from foreign currency transactions in the first quarter of 2021 was primarily due to the strengthening of the Canadian dollar relative to the U.S. dollar during this time. The unfavorable impact from foreign currency transactions in the first quarter of 2020 was primarily due to significant strengthening of the U.S. dollar relative to the Brazilian real and Mexican peso.

Other (Expense) Income, Net

Other (Expense) Income, Net was $0.1 million in the first quarter of 2021, a decrease of $0.1 million compared to the same period in 2020, respectively.

Income Taxes

The effective tax rate for the first quarter of 2021 was 22.1%, as compared to the first quarter of 2020 of 18.0%.

The tax expense for the first quarter of 2021 included a $2.3 million tax expense associated with $9.8 million gain on sale of business, which increased the effective tax rate by 0.7%.

The tax expense for the first quarter of 2020 included a $0.3 million tax benefit associated with a $0.8 million restructuring charge and a $0.4 million tax benefit associated with $1.7 million of product discontinuance costs, which decreased the effective tax rate by 2.5%.

Excluding these non-recurring expenses, the first quarter effective tax rate increased primarily due to the mix in expected full year taxable earnings by country and a decrease in recognized discrete tax benefit items.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the United States.

Liquidity and Capital Resources

Liquidity

Cash, Cash Equivalents and Restricted Cash totaled $175.2 million at March 31, 2021, as compared to $141.0 million as of December 31, 2020. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 1.9 as of March 31, 2021 and December 31, 2020, and our working capital was $253.3 million and $239.3 million, respectively. Our debt-to-capital ratio was 42.3% as of March 31, 2021, compared to 43.2% as of December 31, 2020.

In April 2021, we signed an agreement that restructured our existing credit agreement. This amended agreement will provide greater flexibility with less restrictive covenants and more favorable interest rates than the previous arrangement. As a result, we expect future interest expense to be lower by approximately $1.0 million per month. In May 2021, we plan to use the proceeds from the amended agreement to retire our Senior Notes. See Note 17 to the Consolidated Financial Statements for more detail on the amended credit agreement.

Cash Flow From Operating Activities

Operating Activities provided $18.4 million of cash for the three months ended March 31, 2021. Cash provided by operating activities was driven primarily by inflows from Net Income adding back non-cash items of $7.4 million and an increase in Other Current Liabilities of $5.6 million. These cash inflows were partially offset by cash outflows resulting from an increase in Inventories of $18.3 million and a decrease in Employee Compensation and Benefit liabilities of $5.7 million.

Cash Flow From Investing Activities

Investing activities during the three months ended March 31, 2021 provided $19.8 million, resulting from $24.7 million of proceeds from the sale of our Coatings business net of cash divested, offset by $4.8 million of net capital expenditures.

Cash Flow From Financing Activities

Net cash used in financing activities was $1.8 million during the first three months of 2021. Proceeds from the issuance of Common Stock of $3.1 million were offset by payment of a contingent consideration of $0.5 million, payment of credit facility borrowings of $0.2 million, and dividend payments of $4.2 million.

Newly Issued Accounting Guidance

See Note 2 to the Consolidated Financial Statements for information on new accounting pronouncements.

No other new accounting pronouncements issued but not yet effective have had, or are expected to have, a material impact on our results of operations or financial position.

Cautionary Statement Relevant to Forward-Looking Information

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: geopolitical and economic uncertainty throughout the world; uncertainty surrounding the impacts and duration of the COVID-19 pandemic; our ability to comply with global laws and regulations; our ability to adapt to customer pricing sensitivities; the competition in our business; fluctuations in the cost, quality or availability of raw materials and purchased components; our ability to adjust pricing to respond to cost pressures; unforeseen product liability claims or product quality issues; our ability to attract, retain and develop key personnel and create effective succession planning strategies; our ability to effectively develop and manage strategic planning and growth processes and the related operational plans; our ability to successfully upgrade and evolve our information technology systems; our ability to successfully protect our information technology systems from cybersecurity risks; the occurrence of a significant business interruption; our ability to maintain the health and safety of our workers; our ability to integrate acquisitions; and, our ability to develop and commercialize new innovative products and services.

We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of this Form 10-Q.

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

There have been no material changes in our market risk since December 31, 2020. For additional information, refer to Item 7A of our annual report on Form 10-K for the year ended December 31, 2020.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our risk factors since the filing of that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 390,396 shares remaining under our prior repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of March 31, 2021, our 2017 Credit Agreement restricts the payment of dividends or repurchasing of stock requiring that, after giving effect to such payments, no default exists or would result from such payment. Additionally, cash dividends are restricted to $5.0 million per quarter and approved levels of other restricted payments range from $50.0 million to unlimited based on our net leverage ratio (not taking into account any acquisition holiday) after giving effect to such payment. Our Senior Notes due 2025 also contain certain restrictions, which are generally less restrictive than those contained in the 2017 Credit Agreement and the amended and restated 2021 Credit Agreement.

For the Quarter Ended	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
March 31, 2021	Purchased(1)	Per Share	Programs	Programs
January 1–31, 2021	18	$70.17	—	1,391,269
February 1–28, 2021	5,143	$76.75	—	1,391,269
March 1–31, 2021	17,563	$78.42	873	1,390,396
Total	22,724	$78.04	873	1,390,396

(1)

Includes 21,851 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

Item 6.	Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Form 8-K dated December 14, 2010.
3iii	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
4.1	Indenture dated as of April 18, 2017	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 24, 2017.
10.1	Transition Agreement with H. Chris Killingstad	Filed herewith electronically.
10.2	Amendment to Employment Agreement with David Huml	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101

The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; (v) Consolidated Statements of Equity; and (vi) Notes to the Consolidated Financial Statements.

Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	May 4, 2021	/s/ David W. Huml
David W. Huml President and Chief Executive Officer

Date:	May 4, 2021	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)