Form 10-Q
period 2021-06-30
TENNANT CO
filed 2021-08-03
CIK 97134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

As of July 23, 2021, there were 18,669,306 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TENNANT COMPANY CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except shares and per share data)	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$279.1	$214.0	$542.4	$466.1
Cost of sales	164.2	124.5	314.2	273.8
Gross profit	114.9	89.5	228.2	192.3
Research and development expense	8.3	6.6	15.7	14.0
Selling and administrative expense	86.2	60.0	155.8	141.0
Operating income	20.4	22.9	56.7	37.3
Interest expense, net	(2.1)	(4.8)	(6.0)	(9.0)
Net foreign currency transaction gain (loss)	—	—	0.5	(4.1)
Loss on extinguishment of debt	(11.3)	—	(11.3)	—
Other income (expense), net	0.2	(0.2)	0.3	—
Income before income taxes	7.2	17.9	40.2	24.2
Income tax (benefit) expense	(2.6)	3.6	4.7	4.7
Net income including noncontrolling interest	9.8	14.3	35.5	19.5
Net income attributable to Tennant Company	$9.8	$14.3	$35.5	$19.5

Net income attributable to Tennant Company per share
Basic	$0.53	$0.78	$1.92	$1.06
Diluted	$0.51	$0.77	$1.88	$1.05

Weighted average shares outstanding
Basic	18,547,276	18,347,189	18,501,930	18,317,003
Diluted	18,931,703	18,584,693	18,879,616	18,614,527

See accompanying notes to consolidated financial statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2021	2020	2021	2020
Net income including noncontrolling interest	$9.8	$14.3	$35.5	$19.5
Other comprehensive income (loss):
Foreign currency translation adjustments (net of related tax benefit (expense) of $(0.3) million, $0.7 million, $(0.2) million and $0.7 million, respectively)	4.9	4.5	(5.8)	(6.8)
Pension and postretirement medical benefits (net of related tax benefit of $0.1 million, $0 million, $0.1 million, and $0 million, respectively)	0.1	—	0.1	—
Cash flow hedge (net of related tax benefit (expense) of $0 million, $0.1 million, $0 million, and $(1.0) million, respectively)	(0.1)	(0.4)	(0.1)	3.3
Total other comprehensive income (loss), net of tax	4.9	4.1	(5.8)	(3.5)

Total comprehensive income including noncontrolling interest	14.7	18.4	29.7	16.0
Comprehensive income attributable to Tennant Company	$14.7	$18.4	$29.7	$16.0

See accompanying notes to consolidated financial statements.

TENNANT COMPANY CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(In millions, except shares and per share data)	2021	2020
ASSETS
Cash, cash equivalents, and restricted cash	$135.1	$141.0
Receivables, less allowances of $5.1 and $4.6, respectively	207.6	199.9
Inventories	148.2	127.7
Prepaid and other current assets	31.5	25.0
Total current assets	522.4	493.6
Property, plant and equipment, less accumulated depreciation of $262.5 and $252.0, respectively	172.1	185.5
Operating lease assets	45.6	44.5
Goodwill	202.0	207.8
Intangible assets, net	111.1	126.2
Other assets	28.2	25.0
Total assets	$1,081.4	$1,082.6
LIABILITIES AND TOTAL EQUITY
Current portion of long-term debt	$3.2	$10.9
Accounts payable	118.5	106.3
Employee compensation and benefits	61.0	53.7
Other current liabilities	101.6	83.4
Total current liabilities	284.3	254.3
Long-term debt	266.0	297.6
Long-term operating lease liabilities	29.5	28.7
Employee-related benefits	17.3	17.9
Deferred income taxes	33.4	39.1
Other liabilities	13.4	38.9
Total long-term liabilities	359.6	422.2
Total liabilities	$643.9	$676.5
Commitments and contingencies (Note 12)
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,665,065 and 18,503,805 shares issued and outstanding, respectively	$7.0	$6.9
Additional paid-in capital	64.9	54.7
Retained earnings	390.2	363.3
Accumulated other comprehensive loss	(25.9)	(20.1)
Total Tennant Company shareholders' equity	436.2	404.8
Noncontrolling interest	1.3	1.3
Total equity	437.5	406.1
Total liabilities and total equity	$1,081.4	$1,082.6

See accompanying notes to consolidated financial statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In millions)	June 30,
	2021	2020
OPERATING ACTIVITIES
Net income including noncontrolling interest	$35.5	$19.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.2	15.7
Amortization of intangible assets	10.3	10.0
Deferred income taxes	(5.9)	(2.7)
Share-based compensation expense	7.0	2.8
Bad debt and returns expense	0.9	0.7
Acquisition contingent consideration adjustment	0.7	(0.3)
Gain on sale of business	(9.8)	—
Debt extinguishment cost	11.3	—
Other, net	1.3	2.0
Changes in operating assets and liabilities:
Receivables	(13.5)	38.3
Inventories	(32.3)	(5.1)
Accounts payable	16.9	(17.8)
Employee compensation and benefits	7.5	(16.4)
Other assets and liabilities	(8.3)	1.8
Net cash provided by operating activities	37.8	48.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8.0)	(18.4)
Proceeds from disposals of property, plant and equipment	—	0.1
Proceeds from sale of business, net of cash divested	24.7	—
Purchase of intangible assets	—	(0.1)
Net cash provided by (used in) investing activities	16.7	(18.4)
FINANCING ACTIVITIES
Proceeds from borrowings	315.8	126.4
Repayments of debt	(360.4)	(125.5)
Debt extinguishment payment	(8.4)	—
Contingent consideration payment	(0.5)	—
Change in finance lease obligations	0.2	(0.1)
Proceeds from issuance of common stock	3.3	2.6
Dividends paid	(8.6)	(8.1)
Net cash used in financing activities	(58.6)	(4.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.8)	(0.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5.9)	24.7
Cash, cash equivalents and restricted cash at beginning of period	141.0	74.6
Cash, cash equivalents and restricted cash at end of period	$135.1	$99.3

SUPPLEMENTAL CASH FLOW INFORMATION	Six Months Ended
	June 30,
	2021	2020
Cash paid for income taxes	$9.5	$0.8
Cash paid for interest	9.6	9.4
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	10.5	9.8
Financing cash flows from financing leases	—	0.1
Lease assets obtained in exchange for new operating lease liabilities	11.5	4.7
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	0.7	5.4

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	18,503,805	$6.9	$54.7	$363.3	$(20.1)	$404.8	$1.3	$406.1
Net income		—	—	25.7	—	25.7	—	25.7
Other comprehensive loss		—	—	—	(10.7)	(10.7)	—	(10.7)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 22,724 shares	102,681	0.1	1.3	—	—	1.4	—	1.4
Share-based compensation		—	3.1	—	—	3.1	—	3.1
Dividends paid $0.23 per common share		—	—	(4.2)	—	(4.2)	—	(4.2)
Balance, March 31, 2021	18,606,486	$7.0	$59.1	$384.8	$(30.8)	$420.1	$1.3	$421.4
Net income		—	—	9.8	—	9.8	—	9.8
Other comprehensive income		—	—	—	4.9	4.9	—	4.9
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 3,305 shares	58,579	—	1.9	—	—	1.9	—	1.9
Share-based compensation		—	3.9	—	—	3.9	—	3.9
Dividends paid $0.23 per common share		—	—	(4.4)	—	(4.4)	—	(4.4)
Balance, June 30, 2021	18,665,065	$7.0	$64.9	$390.2	$(25.9)	$436.2	$1.3	$437.5

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	18,336,010	$6.9	$45.5	$346.0	$(38.5)	$359.9	$1.4	$361.3
Net income		—	—	5.2	—	5.2	—	5.2
Other comprehensive loss		—	—	—	(7.6)	(7.6)	—	(7.6)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 15,756 shares	98,805	—	1.1	—	—	1.1	—	1.1
Share-based compensation		—	2.8	—	—	2.8	—	2.8
Dividends paid $0.22 per common share		—	—	(4.0)	—	(4.0)	—	(4.0)
Other		—	—	(0.1)	—	(0.1)	—	(0.1)
Balance, March 31, 2020	18,434,815	$6.9	$49.4	$347.1	$(46.1)	$357.3	$1.4	$358.7
Net income		—	—	14.3	—	14.3	—	14.3
Other comprehensive income		—	—	—	4.1	4.1	—	4.1
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 3,399 shares	20,647	—	—	—	—	—	—	—
Dividends paid $0.22 per common share		—	—	(4.0)	—	(4.0)	—	(4.0)
Balance, June 30, 2020	18,455,462	$6.9	$49.4	$357.4	$(42.0)	$371.7	$1.4	$373.1

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except shares and per share data)

1.	Summary of Significant Accounting Policies

Tennant Company (the "Company", "we," "us" or "our") is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, significantly reduce environmental impact and help create a cleaner, safer, healthier world.

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

Reclassification – We reclassified $1.1 million and $2.4 million of costs from selling and administrative expense to cost of sales in the consolidated statements of income for the three and six months ended June 30, 2020, respectively. These reclassifications were made as part of a global alignment of cost across all regions.

We documented the summary of significant accounting policies in the notes to consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to our accounting policies since the filing of that report.

2.	Newly Adopted Accounting Pronouncements

Income Taxes

On January 1, 2021, we adopted Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The impact of this amended guidance on our consolidated financial statements and related disclosures was immaterial.

3.	Revenue

Disaggregation of Revenue

The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:

Net sales by geographic area

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Americas	$167.2	$136.3	$325.0	$298.9
Europe, Middle East and Africa	85.2	54.8	166.1	126.8
Asia Pacific	26.7	22.9	51.3	40.4
Total	$279.1	$214.0	$542.4	$466.1

Net sales are attributed to each geographic area based on the end user country and are net of intercompany sales.

Net sales by groups of similar products and services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Equipment	$177.1	$134.6	$338.0	$288.7
Parts and consumables	62.3	43.2	124.6	97.5
Specialty surface coatings(a)	—	5.2	1.5	11.3
Service and other	39.7	31.0	78.3	68.6
Total	$279.1	$214.0	$542.4	$466.1

(a) On February 1, 2021, we sold our Coatings business.  Further details regarding the sale are discussed in Note 5.

Net sales by sales channel

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales direct to consumer	$172.9	$143.3	$341.9	$310.9
Sales to distributors	106.2	70.7	200.5	155.2
Total	$279.1	$214.0	$542.4	$466.1

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

The change in our sales incentive accrual balance was as follows:

	Six Months Ended
	June 30,
	2021	2020
Beginning balance	$12.1	$13.7
Additions to sales incentive accrual	15.7	9.1
Contract payments	(13.0)	(11.8)
Foreign currency fluctuations	(0.1)	(0.1)
Divestiture of business	(0.1)	—
Ending balance	$14.6	$10.9

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

The change in the deferred revenue balance was as follows:

	Six Months Ended
	June 30,
	2021	2020
Beginning balance	$9.3	$10.7
Increase in deferred revenue representing our obligation to satisfy future performance obligations	17.8	7.2
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(17.1)	(7.3)
Foreign currency fluctuations	0.1	(0.2)
Ending balance	$10.1	$10.4

At June 30, 2021, $6.6 million and $3.5 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2021	$5.7
2022	2.2
2023	1.3
2024	0.6
2025	0.2
Thereafter	0.1
Total	$10.1

At December 31, 2020, $5.9 million and $3.4 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.

4.	Management Actions

Restructuring Actions

In the second quarter of 2021, we implemented a restructuring action impacting our Europe, Middle East and Africa ("EMEA") operating segment. The pre-tax charge of $0.9 million consisted of severance-related costs included in selling and administrative expense in the consolidated statements of income in 2021. We expect no further charges related to this restructuring action. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.

In the fourth quarter of 2020, we implemented a restructuring action as part of our global reorganization efforts. The pre-tax charge of $3.5 million consisted of severance-related costs included in selling and administrative expense in the consolidated statements of income in 2020. The charge primarily impacted our EMEA operating segment but also impacted the Americas and Asia Pacific ("APAC") operating segments. We expect no further charges related to this restructuring action. We estimate the savings will offset the pre-tax charge approximately one year from the date of the action.

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

Our restructuring actions represent the continued execution of a multi-year enterprise strategy to drive increased productivity in all aspects of our operations.

A reconciliation of the beginning and ending liability balances is as follows:

Severance-related costs
December 31, 2019 balance	$4.5
2020 activity:
New charges	6.2
Cash payments	(5.4)
Foreign currency fluctuations	0.2
Adjustments to accrual	(1.0)
December 31, 2020 balance	$4.5
2021 activity:
New charges	0.9
Cash payments	(1.2)
Foreign currency fluctuations	(0.1)
June 30, 2021 balance	$4.1

Other Actions

In 2019, we made the decision to discontinue certain product lines. In the first quarter of 2020, we recorded an additional $1.7 million in cost of sales in the consolidated statements of income to reflect our estimate of inventory that will not be sold.

5.	Acquisition and Divestiture

Coatings

During the first quarter of 2021, we sold the Coatings business. The resulting pre-tax gain was $9.8 million and is reflected within selling and administrative expense in the consolidated statements of income.

Gaomei

On January 4, 2019, we completed the acquisition of Hefei Gaomei Cleaning Machines Co., Ltd. and Anhui Rongen Environmental Protection Technology Co., Ltd. (collectively "Gaomei"), privately held designers and manufacturers of commercial cleaning solutions based in China. The financial results for Gaomei have been included in our consolidated financial results since the date of closing. The purchase price included contingent consideration. A payment of $0.5 million was paid in the first quarter of 2021. Final payments totaling $2.0 million are expected to be paid in the second half of 2021.

6.	Inventories

Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	June 30,	December 31,
	2021	2020
Inventories carried at LIFO:
Finished goods	$44.8	$42.4
Raw materials, production parts and work-in-process	30.5	21.6
Excess of FIFO over LIFO cost(a)	(34.4)	(31.4)
Total LIFO inventories	$40.9	$32.6
Inventories carried at FIFO:
Finished goods	$50.4	$55.0
Raw materials, production parts and work-in-process	56.9	40.1
Total FIFO inventories	$107.3	$95.1
Total inventories	$148.2	$127.7

(a) The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

7.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six months ended June 30, 2021 were as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2020	$249.5	$(41.7)	$207.8
Divestiture	(1.7)	—	(1.7)
Foreign currency fluctuations	(3.9)	(0.2)	(4.1)
Balance as of June 30, 2021	$243.9	$(41.9)	$202.0

The divestiture of goodwill during the first quarter of 2021 was the result of the sale of the Coatings business discussed in Note 5.

The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of June 30, 2021
Original cost	$161.1	$31.6	$17.6	$210.3
Accumulated amortization	(75.9)	(13.0)	(10.3)	(99.2)
Carrying value	$85.2	$18.6	$7.3	$111.1
Weighted average original life (in years)	15	10	11

Balance as of December 31, 2020
Original cost	$166.2	$34.4	$17.9	$218.5
Accumulated amortization	(70.3)	(12.3)	(9.7)	(92.3)
Carrying value	$95.9	$22.1	$8.2	$126.2
Weighted average original life (in years)	15	11	11

During the first quarter of 2021, we divested identified intangible assets, excluding goodwill, with a carrying value of $0.9 million and $1.4 million in the categories of customer lists and trade names, respectively, as a result of the sale of the Coatings business discussed in Note 5.

Amortization expense on intangible assets for the three and six months ended June 30, 2021 was $5.0 million and $10.3 million, respectively.  Amortization expense on intangible assets for the three and six months ended June 30, 2020 was $5.0 million and $10.0 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2021	$9.7
2022	17.6
2023	16.0
2024	14.4
2025	12.9
Thereafter	40.5
Total	$111.1

8.	Debt

2021 Credit Agreement

On  April 5, 2021, we and certain of our foreign subsidiaries entered into an Amended and Restated Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent. The 2021 Credit Agreement provides us and certain of our foreign subsidiaries access to a senior secured credit facility until  April 3, 2026, consisting of a term loan facility in an amount up to $100.0 million and a revolving facility in an amount up to $450.0 million with an option to expand the credit facility by up to $275.0 million, with the consent of the lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. Borrowings  may be denominated in U.S. dollars or certain other currencies.

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

In connection with the 2021 Credit Agreement, we reaffirmed our security interest in favor of the lenders in substantially all our personal property and pledged the stock of our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries. The obligations under the 2021 Credit Agreement are also guaranteed by certain of our first-tier domestic subsidiaries, and those subsidiaries also provided a security interest in their similar personal property.

The 2021 Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and merge or consolidate with another entity. Further, the 2021 Credit Agreement contains the following covenants:

•

a covenant requiring us to maintain an indebtedness to EBITDA ratio, determined as of the end of each of our fiscal quarters, of no greater than 3.50 to 1.00, with certain alternative requirements for permitted acquisitions greater than $50.0 million;

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

Redemption of Senior Notes

In the second quarter of 2021, the Company redeemed $300.0 million principal amount outstanding of its 5.625% Senior Notes due 2025 ("Senior Notes"). We used the proceeds from the borrowings under the 2021 Credit Agreement to retire our Senior Notes and pay the $8.4 million call premium due upon redemption in the second quarter of 2021. In addition, we wrote off $2.9 million of unamortized debt issuance costs in the second quarter of 2021.

Debt Outstanding

Debt outstanding consisted of the following:

	June 30,	December 31,
	2021	2020
Senior unsecured notes	$—	$300.0
Credit facility borrowings:
Revolving credit facility borrowings	168.0	10.0
Term loan facility borrowings	100.0	—
Secured borrowings	1.1	1.5
Finance lease liabilities	0.1	0.1
Unamortized debt issuance costs	—	(3.1)
Total debt	269.2	308.5
Less: current portion of long-term debt(a)	(3.2)	(10.9)
Long-term debt	$266.0	$297.6

(a)

As of June 30, 2021, the Company is required to repay $2.5 million in outstanding credit facility borrowings, $0.6 million of current maturities of secured borrowings and $0.1 million of current maturities of finance lease liabilities over the next 12 months.

As of June 30, 2021, we had outstanding borrowings of $100.0 million and $168.0 million under our term loan facility and revolving facility, respectively. We had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $278.8 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the six months ended June 30, 2021 were $0.5 million. The overall weighted average cost of debt is approximately 3.6% and net of a related cross-currency swap instrument is approximately 3.1%. Further details regarding the cross-currency swap instrument are discussed in Note 10.

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

The changes in warranty reserves were as follows:

	Six Months Ended
	June 30,
	2021	2020
Beginning balance	$11.1	$12.7
Additions charged to expense	4.3	3.7
Foreign currency fluctuations	(0.1)	—
Claims paid	(4.7)	(5.3)
Ending balance	$10.6	$11.1

10.	Derivatives

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

Balance Sheet Hedging

Hedges of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction gain (loss) in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At June 30, 2021 and December 31, 2020, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $44.3 million and $57.3 million, respectively.

Cash Flow Hedging

Hedges of Forecasted Foreign Currency Transactions

In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $2.9 million as of June 30, 2021 and $2.7 million as of December 31, 2020. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $5.9 million and $8.2 million as of June 30, 2021 and December 31, 2020, respectively.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. We entered into Euro to U.S. dollar foreign exchange cross-currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as cash flow hedges. The hedged cash flows as of June 30, 2021 and December 31, 2020 included €156.0 million and €159.6 million of total notional values, respectively. As of June 30, 2021, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €6.0 million. The scheduled maturity and principal payment of the loan and related swaps of €150.0 million are due in April 2022. There were no new cross-currency swaps designated as cash flow hedges as of June 30, 2021.

The fair value of derivative instruments on our consolidated balance sheets was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	June 30, 2021	December 31, 2020	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$1.9	Other current liabilities	$17.1	$—
Foreign currency forward contracts	Other assets	—	—	Other liabilities	—	24.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	1.2	0.4	Other current liabilities	—	0.7

As of June 30, 2021, we anticipate reclassifying approximately $0.8 million of gains from accumulated other comprehensive loss to net income during the next 12 months.

The following tables include the amounts in the consolidated statements of income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net sales	$279.1	$(0.2)	$214.0	$—	$542.4	$(0.3)	$466.1	$—
Interest expense, net	(2.1)	0.5	(4.8)	0.8	(6.0)	1.1	(9.0)	1.5
Net foreign currency transaction (loss) gain	—	(1.9)	—	(3.0)	0.5	5.4	(4.1)	(0.3)

The effect of foreign currency derivative instruments designated as hedges and of foreign currency derivative instruments not designated as hedges in our consolidated statements of income was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in other comprehensive loss, net of tax(a)	$—	$(1.3)	$—	$4.7
Net loss reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net sales	—	(0.2)		(0.2)
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	—	0.5	—	0.9
Net (loss) gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction gain	—	(1.5)	—	4.1
Derivatives not designated as hedging instruments:
Net (loss) gain recognized in income(b)	—	(0.7)	—	1.4

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in other comprehensive income (loss), net of tax(a)	$(0.3)	$(1.8)	$—	$4.2
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	—	0.6	—	1.1
Net loss reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction loss	—	(2.3)	—	(0.2)
Derivatives not designated as hedging instruments:
Net (loss) gain recognized in income(b)	—	(1.6)	—	0.6

(a)	Net change in the fair value of the effective portion classified in other comprehensive loss.
(b)	Classified in net foreign currency transaction gain (loss).

11.	Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at June 30, 2021 is as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$3.0	$—	$3.0	$—
Total assets	$3.0	$—	$3.0	$—
Liabilities:
Foreign currency forward exchange contracts	$18.9	$—	$18.9	$—
Total liabilities	$18.9	$—	$18.9	$—

Our population of assets and liabilities subject to fair value measurements at  December 31, 2020 is as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$3.0	$—	$3.0	$—
Total assets	$3.0	$—	$3.0	$—
Liabilities:
Foreign currency forward exchange contracts	$25.5	$—	$25.5	$—
Contingent consideration	1.8	—	—	1.8
Total liabilities	$27.3	$—	$25.5	$1.8

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

The fair value and carrying value of total debt, including current portion, were $268.0 million and $269.2 million, respectively, as of June 30, 2021. The fair value and carrying value of total debt, including current portion, were $323.4 million and $308.5 million, respectively, as of December 31, 2020. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.

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

13.	Accumulated Other Comprehensive Loss

The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Medical Benefits	Cash Flow Hedge	Total
December 31, 2020	$(19.1)	$(1.7)	$0.7	$(20.1)
Other comprehensive (loss) income before reclassifications	(5.8)	0.1	4.7	(1.0)
Amounts reclassified from accumulated other comprehensive loss	—	—	(4.8)	(4.8)
Net current period other comprehensive (loss) income	(5.8)	0.1	(0.1)	(5.8)
June 30, 2021	$(24.9)	$(1.6)	$0.6	$(25.9)

14.	Income Taxes

The effective tax rate for the second quarter of 2021 was (37.0%) compared to 19.7% for the second quarter of 2020.  The negative effective tax rate for the current quarter was primarily driven by a tax benefit of $3.4 million associated with the reversal of a valuation allowance related to tax loss carryovers in the Netherlands. The reversal was driven by a law change allowing an unlimited loss carryover period.

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

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $4.7 million for unrecognized tax benefits as of June 30, 2021, there was approximately $0.6 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2021 was $4.6 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.

15.	Share-Based Compensation

Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2020. During the three months ended June 30, 2021 and 2020, we recognized total share-based compensation expense of $3.9 million and less than $0.1 million, respectively. During the six months ended  June 30, 2021 and 2020, we recognized total share-based compensation expense of $7.0 million and $2.8 million, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the six months ended June 30, 2021 and 2020 was $0.4 million and $0.3 million, respectively.

16.	Earnings Attributable to Tennant Company Per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Tennant Company	$9.8	$14.3	$35.5	$19.5
Denominator:
Basic - weighted average shares outstanding	18,547,276	18,347,189	18,501,930	18,317,003
Effect of dilutive securities:
Share-based compensation plans	384,427	237,504	377,686	297,524
Diluted - weighted average shares outstanding	18,931,703	18,584,693	18,879,616	18,614,527
Basic earnings per share attributable to Tennant Company	$0.53	$0.78	$1.92	$1.06
Diluted earnings per share attributable to Tennant Company	$0.51	$0.77	$1.88	$1.05

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 143,505 and 818,912 shares of common stock during the three months ended June 30, 2021 and 2020, respectively. Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 146,191 and 532,564 shares of common stock during the six months ended  June 30, 2021 and 2020, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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

We continue to actively manage our business to respond to the COVID-19 impact. We have prioritized the health and safety of our employees and customers. We have established a dedicated enterprise-wide response team and implemented work-from-home processes for much of our workforce, which partially remain in effect. We have established cross-functional and frequent communications with suppliers to review, track and prioritize high-risk components. We have also identified and activated alternative suppliers, materials and components as needed. To date, we have been able to avoid major supply disruptions. Regarding transportation, we have set up tracking, reporting and communication channels with carriers to understand their risks and to evaluate available options where necessary. In addition, all of our factories currently have the potential to operate at full capacity.

We continue to monitor the evolving situation and guidance from authorities. The timing and extent of the impact of the pandemic is influenced by factors such as variants, vaccination rates and broader economic impacts. Accordingly, we cannot reasonably estimate the long-term impact of the pandemic on our financial results.

Results

The following table compares the results of operations for the three and six months ended June 30, 2021 and 2020, respectively (in millions, except per share data and percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	%	2020	%	2021	%	2020	%
Net sales	$279.1	100.0	$214.0	100.0	$542.4	100.0	$466.1	100.0
Cost of sales	164.2	58.8	124.5	58.2	314.2	57.9	273.8	58.7
Gross profit	114.9	41.2	89.5	41.8	228.2	42.1	192.3	41.3
Research and development expense	8.3	3.0	6.6	3.1	15.7	2.9	14.0	3.0
Selling and administrative expense	86.2	30.9	60.0	28.0	155.8	28.7	141.0	30.3
Operating income	20.4	7.3	22.9	10.7	56.7	10.5	37.3	8.0
Interest expense, net	(2.1)	(0.8)	(4.8)	(2.2)	(6.0)	(1.1)	(9.0)	(1.9)
Net foreign currency transaction gain (loss)	—	—	—	—	0.5	0.1	(4.1)	(0.9)
Loss on extinguishment of debt	(11.3)	(4.0)	—	—	(11.3)	(2.1)	—	—
Other income (expense), net	0.2	0.1	(0.2)	(0.1)	0.3	0.1	—	—
Income before income taxes	7.2	2.6	17.9	8.4	40.2	7.4	24.2	5.2
Income tax (benefit) expense	(2.6)	(0.9)	3.6	1.7	4.7	0.9	4.7	1.0
Net income including noncontrolling interest	9.8	3.5	14.3	6.7	35.5	6.5	19.5	4.2
Net income attributable to Tennant Company	$9.8	3.5	$14.3	6.7	$35.5	6.5	$19.5	4.2
Net income attributable to Tennant Company per share - diluted	$0.51		$0.77		$1.88		$1.05

Net Sales

Consolidated net sales for the second quarter of 2021 totaled $279.1 million, a 30.4% increase as compared to consolidated net sales of $214.0 million in the second quarter of 2020. Consolidated net sales for the first six months of 2021 were $ 542.4 million, a 16.4% increase compared to consolidated net sales of $ 466.1 million in the first six months of 2020.

The 30.4% increase in consolidated net sales in the second quarter of 2021 as compared to the same period in 2020 was driven by:

•

An organic sales increase of approximately 27.5%, which excludes the effects of foreign currency exchange and divestitures. The organic sales increase was primarily due to volume growth across all regions;

•	An unfavorable impact from the divestiture of our Coatings business of 2.5%; and
•	A net favorable impact from foreign currency exchange across all regions of approximately 5.4%.

The 16.4% increase in consolidated net sales in the first six months of 2021 as compared to the same period in 2020 was driven by:

•

An organic sales increase of approximately 14.3%, which excludes the effects of foreign currency exchange and divestitures. The organic sales increase was primarily due to volume growth across all regions due to continued recovery from COVID-19 in 2021;

•	An unfavorable impact from the divestiture of our Coatings business of 2.0%; and
•	A net favorable impact from foreign currency exchange across all regions of approximately 4.1%.

The following table sets forth the net sales by geographic area for the three and six months ended June 30, 2021 and 2020 (in millions, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
Americas	$167.2	$136.3	22.7%	$325.0	$298.9	8.7%
Europe, Middle East and Africa	85.2	54.8	55.5%	166.1	126.8	31.0%
Asia Pacific	26.7	22.9	16.6%	51.3	40.4	27.0%
Total	$279.1	$214.0	30.4%	$542.4	$466.1	16.4%

Americas

Net sales in the Americas were $167.2 million for the second quarter of 2021, an increase of 22.7% from the second quarter of 2020. Foreign currency exchange within the Americas favorably impacted net sales by approximately 1.1% in the second quarter of 2021. The divestiture of the Coatings business resulted in a decline in net sales of approximately 3.8%. Organic sales growth in the Americas favorably impacted net sales by approximately 25.4% for the second quarter of 2021 due to growth in most channels and products compared to the second quarter of 2020, which was greatly impacted by COVID-19. The growth was partly limited by increased backlog levels in North America from parts shortages due to supply chain challenges and labor shortages.

Net sales in the Americas were $325.0 million for the first six months of 2021, an increase of 8.7% from the first six months of 2020. Foreign currency exchange within the Americas favorably impacted net sales by 0.1%. The divestiture of the Coatings business resulted in a decline in net sales of approximately 3.2%. Organic sales growth in the Americas favorably impacted net sales by 11.8% due to growth in most regions and products compared to the first six months of 2020, which was more impacted by COVID-19. The growth was partly offset by declines due to the prior period's strong sales performance in the strategic account channel.

Europe, Middle East and Africa ("EMEA")

EMEA net sales were $85.2 million for the second quarter of 2021, an increase of 55.5% from the second quarter of 2020. Foreign currency exchange within EMEA favorably impacted net sales by approximately 15.3% in the second quarter of 2021. Organic sales growth in EMEA favorably impacted net sales by approximately 40.2% for the second quarter primarily due to market growth across the region compared to the second quarter of 2020, which was greatly impacted by COVID-19.

EMEA net sales were $166.1 million for the first six months of 2021, an increase of 31.0% from the first six months of 2020. Foreign currency exchange within EMEA favorably impacted net sales by approximately 12.3% in the first six months of 2021. Organic sales growth in EMEA favorably impacted net sales by approximately 18.7% for the first six months of 2021 primarily due to market growth across the region compared to the first six months of 2020, which was more impacted by COVID-19.

Asia Pacific ("APAC")

APAC net sales were $26.7 million for the second quarter of 2021, an increase of 16.6% from the second quarter of 2020. Foreign currency exchange within APAC favorably impacted net sales by approximately 7.0% in the second quarter of 2021. Organic sales growth in APAC favorably impacted net sales by approximately 9.6% for the second quarter primarily due to strength in Australia across all product categories. China net sales were flat due to parts shortages caused by supply chain challenges.

APAC net sales were $51.3 million for the first six months of 2021, an increase of 27.0% from the first six months of 2020. Foreign currency exchange within APAC favorably impacted net sales by approximately 7.8% in the first six months of 2021. Organic sales growth in APAC favorably impacted net sales by approximately 19.2% for the first six months of 2021 primarily due to growth across the region, primarily in Australia and China.

Gross Profit

Gross profit margin of 41.2% was 60 basis points lower in the second quarter of 2021 compared to the second quarter of 2020. The decrease primarily reflected higher freight, material and labor costs and the impact of government credits received in the second quarter of 2020, partially offset by favorable pricing and cost-savings actions. The government benefits included in gross profit in the second quarter of 2020 were $3.8 million. The benefits represent wage subsidies received from various European and Canadian authorities that are not required to be repaid.

Gross profit margin of 42.1% was 80 basis points higher in the first six months of 2021 compared to the first six months of 2020. The increase primarily reflected increased favorable pricing and cost-savings actions, partially offset by higher freight, material and labor costs and the impact of government credits received in the first six months of 2020, as described above. All government benefits for the first six months of 2020 were received in the second quarter of 2020.

While we are currently unable to estimate the duration and the financial magnitude, we expect the increased cost of freight, materials and labor to negatively impact our results for the last half of 2021, and potentially beyond.

Operating Expense

Research and Development Expense

Research and Development ("R&D") expense was $8.3 million, or 3.0% of net sales, for the second quarter of 2021, flat as a percentage of net sales compared to the second quarter of 2020. R&D expense was $15.7 million, or 2.9% of net sales, for the first six months of 2021, flat as a percentage of net sales compared to the first six months of 2020.

We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovation leadership position.

Selling and Administrative Expense

Selling and administrative expense ("S&A expense") was $86.2 million for the second quarter of 2021, an increase of $26.2 million compared to the second quarter of 2020. As a percentage of net sales, S&A expense for the second quarter of 2021 increased 290 basis points to 30.9% from 28.0% in the second quarter of 2020. The S&A expense increase in the second quarter of 2021 was primarily driven by more normalized spending throughout the quarter compared to the second quarter of 2020 when the Company took cost containment actions, including employee furloughs, reduction in travel spending, and temporary pay reductions, as well as benefits from government programs received related to COVID-19 and adjustments to management incentives. The government benefits included in S&A expense in the first six months of 2020 were $1.4 million and did not repeat in 2021. The benefits represent wage subsidies received from various European and Canadian authorities that are not required to be repaid.

S&A expense was $155.8 million for the first six months of 2021, an increase of $14.8 million compared to the first six months of 2020. As a percentage of net sales, S&A expense for the first six months of 2021 decreased 160 basis points to 28.7% from 30.3% in the first six months of 2020. The S&A increase in the first six months of 2021 was primarily driven by the same factors as the drivers for the changes during the second quarter of 2021 compared to the second quarter of 2020, offset by a 180 basis point benefit related to the inclusion in S&A expense of a $9.8 million pre-tax gain on the sale of the Coatings business that occurred in the first quarter of 2021.

Total Other Expense, Net

Interest Expense, Net

Interest expense, net was $2.1 million and $6.0 million of net expense in the second quarter and first six months of 2021, respectively, compared to $4.8 million and $9.0 million of net expense in the same periods of 2020, respectively. The decrease in both periods of 2021 was due to the restructuring of debt in the second quarter of 2021, which resulted in lower interest expense from more favorable interest rates.

Net Foreign Currency Transaction Gain (Loss)

Net foreign currency transaction gain (loss) was a less than $0.1 million loss in the second quarter of 2021 and 2020. Net foreign currency transaction gain (loss) was a $0.5 million gain in the first six months of 2021, compared to a $4.1 million loss in the same period of 2020. The favorable impact from foreign currency transactions in the first six months of 2021 was primarily due to the strengthening of the Brazilian real relative to the euro during this time. The unfavorable impact from foreign currency transactions in the first six months of 2020 was primarily due to significant strengthening of the U.S. dollar relative to the Brazilian real and Mexican peso.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $11.3 million in the second quarter and first six months of 2021 due to the restructuring of debt that occurred in the second quarter of 2021.

Other Income (Expense), Net

Other income (expense), net was $0.2 million and $0.3 million of income in the second quarter and first six months of 2021, an increase of $0.4 million and $0.3 million compared to the same periods in 2020, respectively.

Income Taxes

The effective tax rate for the second quarter of 2021 was (37.0)%, as compared to the second quarter of 2020 of 19.7%. The effective tax rate for the first six months of 2021 was 11.6% compared to 19.3% for the same period of 2020.

The tax benefit for the second quarter of 2021 included a $2.7 million tax benefit associated with the $11.3 million loss on extinguishment of debt, a $0.3 million tax benefit associated with a $0.9 million restructuring charge, and a $0.5 million tax benefit associated with a $0.7 million acquisition contingent consideration adjustment. The underlying tax rate for the quarter was 4.0% excluding these non-recurring expenses and related tax benefits.

The tax expense for the second quarter of 2020 included a $0.1 million tax benefit associated with a $0.3 million restructuring charge. The underlying tax rate was 20.4% excluding these non-recurring expenses and related tax benefits.

Excluding these non-recurring expenses, the effective tax rate for both the second quarter and the first six months of 2021 decreased primarily due to a high level of discrete tax benefit items recognized in 2021 compared to 2020 and the mix in expected full year taxable earnings by country. For the second quarter of 2021, the discrete tax benefits included the release of certain tax reserves as a result of a lapse in the applicable statute of limitations and a $3.4 million benefit associated with the reversal of a valuation allowance related to tax loss carryovers in the Netherlands. The reversal was driven by a change in law providing an unlimited carryforward period.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the United States.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and restricted cash totaled $135.1 million at June 30, 2021, as compared to $141.0 million as of December 31, 2020. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 1.8 as of June 30, 2021 and 1.9 as of December 31, 2020, and our working capital was $238.1 million and $239.3 million, respectively. Our debt-to-capital ratio was 38.1% as of June 30, 2021, compared to 43.2% as of December 31, 2020.

In the second quarter of 2021, we signed an agreement (the "2021 Credit Agreement") that restructured our previous credit agreement. The 2021 Credit Agreement provides greater flexibility with fewer restrictive covenants and more favorable interest rates than the previous arrangement, consisting of a term loan facility in an amount up to $100.0 million and a revolving facility in an amount up to $450.0 million with an option to expand the revolving facility by up to $275.0 million with the consent of the lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. As a result, we expect future interest expense to be lower by approximately $1.0 million per month as compared to periods prior to the debt restructuring. In the second quarter of 2021, we used the proceeds from the 2021 Credit Agreement to retire our 5.625% Senior Notes due 2025. As of June 30, 2021, we had outstanding borrowings of $100.0 million and $168.0 million under our term loan facility and revolving facility, respectively. As of June 30, 2021, we had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $278.8 million of unused borrowing capacity on our revolving facility. See Note 8 to the Consolidated Financial Statements for more detail on the 2021 Credit Agreement.

Cash Flow From Operating Activities

Operating activities provided $37.8 million of cash for the six months ended June 30, 2021. Cash provided by operating activities was driven primarily by inflows from a strong performance influencing net income, by adding back non-cash items of $32.0 million and an increase in accounts payable of $16.9 million. These cash inflows were partially offset by cash outflows resulting from an increase in inventories of $32.3 million and an increase in receivables of $13.5 million.

Cash Flow From Investing Activities

Investing activities during the six months ended June 30, 2021 provided $16.7 million, resulting from $24.7 million of proceeds from the sale of our Coatings business net of cash divested, partially offset by $8.0 million of capital expenditures.

Cash Flow From Financing Activities

Net cash used in financing activities was $58.6 million during the first six months of 2021. Proceeds from borrowings of $315.8 million were mainly offset by payments of debt of $360.4 million, dividend payments of $8.6 million and a debt extinguishment payment of $8.4 million.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

On October 31, 2016, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. This is in addition to the 390,396 shares remaining under our prior repurchase program. Share repurchases are made from time to time in the open market or through privately negotiated transactions, primarily to offset the dilutive effect of shares issued through our share-based compensation programs. As of June 30, 2021, our 2021 Credit Agreement restricts the payment of dividends or repurchasing of stock requiring that, after giving effect to such payments, no default exists or would result from such payment. Additionally, cash dividends are restricted to $7.5 million per quarter and approved levels of other restricted payments range from $60.0 million to unlimited based on our net leverage ratio (not taking into account any acquisition holiday) after giving effect to such payment.

For the Quarter Ended	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
June 30, 2021	Purchased(1)	Per Share	Programs	Programs
April 1–30, 2021	18	$79.89	—	1,390,396
May 1–31, 2021	3,248	$78.91	—	1,390,396
June 1–30, 2021	39	$83.75	—	1,390,396
Total	3,305	$78.97	—	1,390,396

(1)

Includes 3,305 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

Item 6.	Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Form 8-K dated December 14, 2010.
3iii	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
4.1	Indenture dated as of April 18, 2017	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 24, 2017.
10.1	Credit Agreement, dated as of April 5, 2021	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 7, 2021.
10.2	Offer Letter with Fay West commencing April 15, 2021	Filed herewith electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101

The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; (v) Consolidated Statements of Equity for the six months ended June 30, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.

Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 3, 2021	/s/ David W. Huml
David W. Huml President and Chief Executive Officer

Date:	August 3, 2021	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)