Form 10-Q
period 2021-09-30
TENNANT CO
filed 2021-11-02
CIK 97134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

As of October 22, 2021, there were 18,536,215 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TENNANT COMPANY CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except shares and per share data)	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$272.0	$261.9	$814.4	$728.0
Cost of sales	162.8	158.3	477.0	432.0
Gross profit	109.2	103.6	337.4	296.0
Research and development expense	8.4	7.4	24.1	21.4
Selling and administrative expense	76.9	77.8	232.7	218.9
Operating income	23.9	18.4	80.6	55.7
Interest expense, net	(0.6)	(4.4)	(6.6)	(13.4)
Net foreign currency transaction loss	(0.7)	(0.9)	(0.2)	(5.0)
Loss on extinguishment of debt	—	—	(11.3)	—
Other expense, net	(0.3)	(0.2)	—	(0.2)
Income before income taxes	22.3	12.9	62.5	37.1
Income tax expense	0.8	1.2	5.5	5.9
Net income including noncontrolling interest	21.5	11.7	57.0	31.2
Net income attributable to Tennant Company	$21.5	$11.7	$57.0	$31.2

Net income attributable to Tennant Company per share
Basic	$1.16	$0.64	$3.08	$1.70
Diluted	$1.14	$0.63	$3.02	$1.68

Weighted average shares outstanding
Basic	18,554,136	18,371,883	18,519,523	18,335,430
Diluted	18,871,217	18,648,328	18,869,898	18,623,967

See accompanying notes to consolidated financial statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2021	2020	2021	2020
Net income including noncontrolling interest	$21.5	$11.7	$57.0	$31.2
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of related tax benefit of $0.6, $0.3, $0.4 and $1.0, respectively)	(7.3)	12.4	(13.1)	5.6
Pension and postretirement medical benefits (net of related tax benefit of $-, $-, $0.1, and $-, respectively)	—	—	0.1	—
Cash flow hedge (net of related tax benefit (expense) of $0.1, $0.2, $0.1, and $(0.8), respectively)	(0.2)	(0.6)	(0.3)	2.7
Total other comprehensive (loss) income, net of tax	(7.5)	11.8	(13.3)	8.3

Total comprehensive income including noncontrolling interest	14.0	23.5	43.7	39.5
Comprehensive income attributable to Tennant Company	$14.0	$23.5	$43.7	$39.5

See accompanying notes to consolidated financial statements.

TENNANT COMPANY CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(In millions, except shares and per share data)	2021	2020
ASSETS
Cash, cash equivalents, and restricted cash	$140.6	$141.0
Receivables, less allowances of $5.1 and $4.6, respectively	198.4	199.9
Inventories	158.3	127.7
Prepaid and other current assets	29.0	25.0
Total current assets	526.3	493.6
Property, plant and equipment, less accumulated depreciation of $267.6 and $252.0, respectively	169.7	185.5
Operating lease assets	41.6	44.5
Goodwill	197.7	207.8
Intangible assets, net	104.3	126.2
Other assets	27.5	25.0
Total assets	$1,067.1	$1,082.6
LIABILITIES AND TOTAL EQUITY
Current portion of long-term debt	$3.7	$10.9
Accounts payable	117.4	106.3
Employee compensation and benefits	59.9	53.7
Other current liabilities	95.2	83.4
Total current liabilities	276.2	254.3
Long-term debt	264.7	297.6
Long-term operating lease liabilities	26.3	28.7
Employee-related benefits	16.6	17.9
Deferred income taxes	25.8	39.1
Other liabilities	14.4	38.9
Total long-term liabilities	347.8	422.2
Total liabilities	$624.0	$676.5
Commitments and contingencies (Note 12)
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,583,237 and 18,503,805 shares issued and outstanding, respectively	$7.0	$6.9
Additional paid-in capital	60.8	54.7
Retained earnings	407.4	363.3
Accumulated other comprehensive loss	(33.4)	(20.1)
Total Tennant Company shareholders' equity	441.8	404.8
Noncontrolling interest	1.3	1.3
Total equity	443.1	406.1
Total liabilities and total equity	$1,067.1	$1,082.6

See accompanying notes to consolidated financial statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In millions)	September 30,
	2021	2020
OPERATING ACTIVITIES
Net income including noncontrolling interest	$57.0	$31.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24.5	24.1
Amortization of intangible assets	15.1	15.3
Deferred income taxes	(13.1)	(1.7)
Share-based compensation expense	9.5	4.7
Bad debt and returns expense	0.8	0.9
Acquisition contingent consideration adjustment	0.7	(0.3)
Gain on sale of business	(9.8)	—
Debt extinguishment cost	11.3	—
Other, net	1.6	2.9
Changes in operating assets and liabilities:
Receivables	(5.5)	23.4
Inventories	(48.9)	13.1
Accounts payable	16.4	(7.8)
Employee compensation and benefits	7.2	(11.9)
Other assets and liabilities	(3.9)	3.6
Net cash provided by operating activities	62.9	97.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12.0)	(25.5)
Proceeds from disposals of property, plant and equipment	—	0.1
Proceeds from sale of business, net of cash divested	24.7	—
Purchase of intangible assets	(0.1)	(0.1)
Net cash provided by (used in) investing activities	12.6	(25.5)
FINANCING ACTIVITIES
Proceeds from borrowings	315.8	126.4
Repayments of debt	(361.2)	(142.3)
Debt extinguishment payment	(8.4)	—
Contingent consideration payments	(2.5)	—
Change in finance lease obligations	0.2	(0.1)
Proceeds from issuance of common stock	4.2	3.6
Dividends paid	(12.9)	(12.1)
Repurchases of common stock	(7.5)	—
Net cash used in financing activities	(72.3)	(24.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.6)	2.6
Net (decrease) increase in cash, cash equivalents and restricted cash	(0.4)	50.1
Cash, cash equivalents and restricted cash at beginning of period	141.0	74.6
Cash, cash equivalents and restricted cash at end of period	$140.6	$124.7

SUPPLEMENTAL CASH FLOW INFORMATION	Nine Months Ended
	September 30,
	2021	2020
Cash paid for income taxes	$13.1	$7.7
Cash paid for interest	10.3	9.6
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	15.4	14.8
Financing cash flows from financing leases	0.1	0.1
Lease assets obtained in exchange for new operating lease liabilities	12.9	10.2
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	1.2	2.3

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	18,503,805	$6.9	$54.7	$363.3	$(20.1)	$404.8	$1.3	$406.1
Net income		—	—	25.7	—	25.7	—	25.7
Other comprehensive loss		—	—	—	(10.7)	(10.7)	—	(10.7)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 22,724 shares	102,681	0.1	1.3	—	—	1.4	—	1.4
Share-based compensation		—	3.1	—	—	3.1	—	3.1
Dividends paid $0.23 per common share		—	—	(4.2)	—	(4.2)	—	(4.2)
Balance, March 31, 2021	18,606,486	$7.0	$59.1	$384.8	$(30.8)	$420.1	$1.3	$421.4
Net income		—	—	9.8	—	9.8	—	9.8
Other comprehensive income		—	—	—	4.9	4.9	—	4.9
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 3,305 shares	58,579	—	1.9	—	—	1.9	—	1.9
Share-based compensation		—	3.9	—	—	3.9	—	3.9
Dividends paid $0.23 per common share		—	—	(4.4)	—	(4.4)	—	(4.4)
Balance, June 30, 2021	18,665,065	$7.0	$64.9	$390.2	$(25.9)	$436.2	$1.3	$437.5
Net income		—	—	21.5	—	21.5	—	21.5
Other comprehensive income		—	—	—	(7.5)	(7.5)	—	(7.5)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 18 shares	20,401	—	0.9	—	—	0.9	—	0.9
Share-based compensation		—	2.5	—	—	2.5	—	2.5
Dividends paid $0.23 per common share		—	—	(4.3)	—	(4.3)	—	(4.3)
Repurchases of common stock	(102,229)	—	(7.5)	—	—	(7.5)	—	(7.5)
Balance, September 30, 2021	18,583,237	$7.0	$60.8	$407.4	$(33.4)	$441.8	$1.3	$443.1

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	18,336,010	$6.9	$45.5	$346.0	$(38.5)	$359.9	$1.4	$361.3
Net income		—	—	5.2	—	5.2	—	5.2
Other comprehensive loss		—	—	—	(7.6)	(7.6)	—	(7.6)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 15,756 shares	98,805	—	1.1	—	—	1.1	—	1.1
Share-based compensation		—	2.8	—	—	2.8	—	2.8
Dividends paid $0.22 per common share		—	—	(4.0)	—	(4.0)	—	(4.0)
Other		—	—	(0.1)	—	(0.1)	—	(0.1)
Balance, March 31, 2020	18,434,815	$6.9	$49.4	$347.1	$(46.1)	$357.3	$1.4	$358.7
Net income		—	—	14.3	—	14.3	—	14.3
Other comprehensive income		—	—	—	4.1	4.1	—	4.1
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 3,399 shares	20,647	—	—	—	—	—	—	—
Dividends paid $0.22 per common share		—	—	(4.0)	—	(4.0)	—	(4.0)
Balance, June 30, 2020	18,455,462	$6.9	$49.4	$357.4	$(42.0)	$371.7	$1.4	$373.1
Net income		—	—	11.7	—	11.7	—	11.7
Other comprehensive income		—	—	—	11.8	11.8	—	11.8
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 1,321 shares	17,687	—	0.9	—	—	0.9	—	0.9
Share-based compensation		—	1.9	—	—	1.9	—	1.9
Dividends paid $0.22 per common share		—	—	(4.1)	—	(4.1)	—	(4.1)
Balance, September 30, 2020	18,473,149	$6.9	$52.2	$365.0	$(30.2)	$393.9	$1.4	$395.3

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

Reclassification – We reclassified $1.2 million and $3.5 million of costs from selling and administrative expense to cost of sales in the consolidated statements of income for the three and nine months ended September 30, 2020, respectively. These reclassifications were made as part of a global alignment of cost across all regions.

We documented the summary of significant accounting policies in the notes to consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our accounting policies since the filing of that report.

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

3.	Revenue

Disaggregation of Revenue

The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:

Net sales by geographic area

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Americas	$166.7	$167.7	$491.7	$466.6
Europe, Middle East and Africa	80.7	69.5	246.8	196.3
Asia Pacific	24.6	24.7	75.9	65.1
Total	$272.0	$261.9	$814.4	$728.0

Net sales are attributed to each geographic area based on the end user country and are net of intercompany sales.

Net sales by groups of similar products and services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Equipment	$168.6	$167.6	$506.6	$456.3
Parts and consumables	62.8	52.7	187.4	150.2
Specialty surface coatings(a)	—	5.3	1.5	16.6
Service and other	40.6	36.3	118.9	104.9
Total	$272.0	$261.9	$814.4	$728.0

(a) On February 1, 2021, we sold our Coatings business.  Further details regarding the sale are discussed in Note 5.

Net sales by sales channel

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales direct to consumer	$175.4	$177.3	$517.3	$488.2
Sales to distributors	96.6	84.6	297.1	239.8
Total	$272.0	$261.9	$814.4	$728.0

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

The change in our sales incentive accrual balance was as follows:

	Nine Months Ended
	September 30,
	2021	2020
Beginning balance	$12.1	$13.7
Additions to sales incentive accrual	29.9	15.0
Contract payments	(26.1)	(15.6)
Foreign currency fluctuations	0.2	(0.1)
Divestiture of business	(0.1)	—
Ending balance	$16.0	$13.0

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

The change in the deferred revenue balance was as follows:

	Nine Months Ended
	September 30,
	2021	2020
Beginning balance	$9.3	$10.7
Increase in deferred revenue representing our obligation to satisfy future performance obligations	25.9	15.3
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(25.2)	(15.0)
Foreign currency fluctuations	—	(0.8)
Ending balance	$10.0	$10.2

At September 30, 2021, $6.7 million and $3.3 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2021	$4.6
2022	2.7
2023	1.6
2024	0.8
2025	0.3
Thereafter	—
Total	$10.0

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

A reconciliation of the beginning and ending liability balances is as follows:

Severance-related costs
December 31, 2019 balance	$4.5
2020 activity:
New charges	6.2
Cash payments	(5.4)
Foreign currency fluctuations	0.2
Adjustments to accrual	(1.0)
December 31, 2020 balance	$4.5
2021 activity:
New charges	0.9
Cash payments	(2.3)
Foreign currency fluctuations	(0.2)
September 30, 2021 balance	$2.9

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

Gaomei

On January 4, 2019, we completed the acquisition of Hefei Gaomei Cleaning Machines Co., Ltd. and Anhui Rongen Environmental Protection Technology Co., Ltd. (collectively "Gaomei"), privately held designers and manufacturers of commercial cleaning solutions based in China. The financial results for Gaomei have been included in our consolidated financial results since the date of closing. The purchase price included contingent consideration. A payment of $0.5 million was paid in the first quarter of 2021, and final payments totaling $2.0 million were paid in the third quarter of 2021.

6.	Inventories

Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	September 30,	December 31,
	2021	2020
Inventories carried at LIFO:
Finished goods	$51.4	$42.4
Raw materials, production parts and work-in-process	37.1	21.6
Excess of FIFO over LIFO cost(a)	(38.3)	(31.4)
Total LIFO inventories	$50.2	$32.6
Inventories carried at FIFO:
Finished goods	$55.1	$55.0
Raw materials, production parts and work-in-process	53.0	40.1
Total FIFO inventories	$108.1	$95.1
Total inventories	$158.3	$127.7

(a) The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

7.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine months ended September 30, 2021 were as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2020	$249.5	$(41.7)	$207.8
Divestiture	(1.7)	—	(1.7)
Foreign currency fluctuations	(9.3)	0.9	(8.4)
Balance as of September 30, 2021	$238.5	$(40.8)	$197.7

The divestiture of goodwill during the first quarter of 2021 was the result of the sale of the Coatings business discussed in Note 5.

The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of September 30, 2021
Original cost	$157.7	$30.9	$17.4	$206.0
Accumulated amortization	(77.7)	(13.4)	(10.6)	(101.7)
Carrying value	$80.0	$17.5	$6.8	$104.3
Weighted average original life (in years)	15	10	11

Balance as of December 31, 2020
Original cost	$166.2	$34.4	$17.9	$218.5
Accumulated amortization	(70.3)	(12.3)	(9.7)	(92.3)
Carrying value	$95.9	$22.1	$8.2	$126.2
Weighted average original life (in years)	15	11	11

During the first quarter of 2021, we divested identified intangible assets, excluding goodwill, with a carrying value of $0.9 million and $1.4 million in the categories of customer lists and trade names, respectively, as a result of the sale of the Coatings business discussed in Note 5.

Amortization expense on intangible assets for the three and nine months ended September 30, 2021 was $4.8 million and $15.1 million, respectively.  Amortization expense on intangible assets for the three and nine months ended September 30, 2020 was $5.3 million and $15.3 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2021	$4.8
2022	17.2
2023	15.7
2024	14.1
2025	12.7
Thereafter	39.8
Total	$104.3

8.	Debt

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

The fee for committed funds under the revolving facility of the 2021 Credit Agreement ranges from an annual rate of 0.15% to 0.30%, depending on our leverage ratio. Borrowings denominated in U.S. dollars under the 2021 Credit Agreement bear interest at a rate per annum equal to (a) the Adjusted LIBO Rate, as adjusted for statutory reserve requirements for eurocurrency liabilities, but in any case, not less than 0%, plus an additional spread of 1.10% to 1.70%, depending on our leverage ratio or (b) the Alternate Base Rate which is the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one month period, but in any case, not less than 1.0%, plus, in any such case, 1.0%, plus an additional spread of 0.10% to 0.70%, depending on our leverage ratio.

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

Debt Outstanding

Debt outstanding consisted of the following:

	September 30,	December 31,
	2021	2020
Senior unsecured notes	$—	$300.0
Credit facility borrowings:
Revolving credit facility borrowings	168.0	10.0
Term loan facility borrowings	99.4	—
Secured borrowings	0.9	1.5
Finance lease liabilities	0.1	0.1
Unamortized debt issuance costs	—	(3.1)
Total debt	268.4	308.5
Less: current portion of long-term debt(a)	(3.7)	(10.9)
Long-term debt	$264.7	$297.6

(a)	As of September 30, 2021, the Company is required to repay $3.1 million in outstanding credit facility borrowings and $0.6 million of current maturities of secured borrowings over the next 12 months.

As of September 30, 2021, we had outstanding borrowings of $99.4 million and $168.0 million under our term loan facility and revolving facility, respectively. We had letters of credit and bank guarantees outstanding in the amount of $2.9 million, leaving approximately $279.1 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the nine months ended September 30, 2021 were $0.6 million. The overall weighted average cost of debt is approximately 1.3% and net of a related cross-currency swap instrument is approximately 0.4%. Further details regarding the cross-currency swap instrument are discussed in Note 10.

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

The changes in warranty reserves were as follows:

	Nine Months Ended
	September 30,
	2021	2020
Beginning balance	$11.1	$12.7
Additions charged to expense	6.7	6.9
Foreign currency fluctuations	(0.2)	—
Claims paid	(7.1)	(8.6)
Ending balance	$10.5	$11.0

10.	Derivatives

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

Balance Sheet Hedging

Hedges of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction loss in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At September 30, 2021 and December 31, 2020, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $46.7 million and $57.3 million, respectively.

Cash Flow Hedging

Hedges of Forecasted Foreign Currency Transactions

In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. The notional amounts of outstanding foreign currency forward contracts designated as cash flow hedges were $3.3 million as of September 30, 2021 and $2.7 million as of December 31, 2020. The notional amounts of outstanding foreign currency option contracts designated as cash flow hedges were $3.0 million and $8.2 million as of September 30, 2021 and December 31, 2020, respectively.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. We entered into Euro to U.S. dollar foreign exchange cross-currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as cash flow hedges. The hedged cash flows as of September 30, 2021 and December 31, 2020 included €154.2 million and €159.6 million of total notional values, respectively. As of September 30, 2021, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €4.2 million. The scheduled maturity and principal payment of the loan and related swaps of €150.0 million are due in April 2022. There were no new cross-currency swaps designated as cash flow hedges as of September 30, 2021.

The fair value of derivative instruments on our consolidated balance sheets was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	September 30, 2021	December 31, 2020	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$1.9	Other current liabilities	$13.2	$—
Foreign currency forward contracts	Other assets	—	—	Other liabilities	—	24.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	1.1	0.4	Other current liabilities	—	0.7

As of September 30, 2021, we anticipate reclassifying approximately $0.6 million of gains from accumulated other comprehensive loss to net income during the next 12 months.

The following tables include the amounts in the consolidated statements of income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net sales	$272.0	$—	$261.9	$(0.1)	$814.4	$(0.3)	$728.0	$(0.1)
Interest expense, net	(0.6)	0.6	(4.4)	0.6	(6.6)	1.7	(13.4)	2.1
Net foreign currency transaction loss	(0.7)	4.1	(0.9)	(7.3)	(0.2)	9.5	(5.0)	(7.6)

The effect of foreign currency derivative instruments designated as hedges and of foreign currency derivative instruments not designated as hedges in our consolidated statements of income was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain recognized in other comprehensive (loss) income, net of tax(a)	$—	$3.4	$—	$8.1
Net loss reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net sales	—	—		(0.2)
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	—	0.4	—	1.3
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction loss	—	3.2	—	7.3
Derivatives not designated as hedging instruments:
Net gain recognized in income(b)	—	0.8	—	2.2

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net loss recognized in other comprehensive (loss) income, net of tax(a)	$(0.1)	$(5.8)	$(0.1)	$(1.6)
Net loss reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net sales	—	(0.1)	—	(0.1)
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	—	0.5	—	1.6
Net loss reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction loss	—	(5.7)	—	(5.9)
Derivatives not designated as hedging instruments:
Net loss recognized in income(b)	—	(1.7)	—	(1.1)

(a)	Net change in the fair value of the effective portion classified in other comprehensive loss.
(b)	Classified in net foreign currency transaction gain (loss).

11.	Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at September 30, 2021 is as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$2.4	$—	$2.4	$—
Total assets	$2.4	$—	$2.4	$—
Liabilities:
Foreign currency forward exchange contracts	$14.5	$—	$14.5	$—
Total liabilities	$14.5	$—	$14.5	$—

Our population of assets and liabilities subject to fair value measurements at  December 31, 2020 is as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$3.0	$—	$3.0	$—
Total assets	$3.0	$—	$3.0	$—
Liabilities:
Foreign currency forward exchange contracts	$25.5	$—	$25.5	$—
Contingent consideration	1.8	—	—	1.8
Total liabilities	$27.3	$—	$25.5	$1.8

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

The fair value and carrying value of total debt, including current portion, were $270.0 million and $268.4 million, respectively, as of September 30, 2021. The fair value and carrying value of total debt, including current portion, were $323.4 million and $308.5 million, respectively, as of December 31, 2020. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.

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

13.	Stockholders' Equity

Accumulated Other Comprehensive Income

The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Medical Benefits	Cash Flow Hedge	Total
December 31, 2020	$(19.1)	$(1.7)	$0.7	$(20.1)
Other comprehensive (loss) income before reclassifications	(13.1)	0.1	8.1	(4.9)
Amounts reclassified from accumulated other comprehensive loss	—	—	(8.4)	(8.4)
Net current period other comprehensive (loss) income	(13.1)	0.1	(0.3)	(13.3)
September 30, 2021	$(32.2)	$(1.6)	$0.4	$(33.4)

Repurchase of Common Stock

The Board of Directors has authorized the repurchase of our common stock. During the nine months ended September 30, 2021, the Company paid $7.5 million to repurchase 102,229 shares of its common stock at an average price of $73.34 per share.  As of September 30, 2021, 1,288,167 shares were available to be repurchased. There were no share repurchases during the nine months ended September 30, 2020.

14.	Income Taxes

The effective tax rate for the third quarter of 2021 was 3.8% compared to 9.7% for the third quarter of 2020. The decrease in the effective tax rate was primarily driven by a tax benefit resulting from an election to step-up the tax basis of certain assets for Italian tax purposes.

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

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $4.6 million for unrecognized tax benefits as of September 30, 2021, there was approximately $0.7 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2021 was $4.4 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.

15.	Share-Based Compensation

Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2020. During the three months ended September 30, 2021 and 2020, we recognized total share-based compensation expense of $2.5 million and $1.9 million, respectively. During the nine months ended  September 30, 2021 and 2020, we recognized total share-based compensation expense of $9.5 million and $4.7 million, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the nine months ended September 30, 2021 and 2020 was $0.4 million and $0.3 million, respectively.

16.	Earnings Attributable to Tennant Company Per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Tennant Company	$21.5	$11.7	$57.0	$31.2
Denominator:
Basic - weighted average shares outstanding	18,554,136	18,371,883	18,519,523	18,335,430
Effect of dilutive securities:
Share-based compensation plans	317,081	276,445	350,375	288,537
Diluted - weighted average shares outstanding	18,871,217	18,648,328	18,869,898	18,623,967
Basic earnings per share attributable to Tennant Company	$1.16	$0.64	$3.08	$1.70
Diluted earnings per share attributable to Tennant Company	$1.14	$0.63	$3.02	$1.68

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 148,747 and 578,858 shares of common stock during the three months ended September 30, 2021 and 2020, respectively. Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 198,853 and 620,605 shares of common stock during the nine months ended  September 30, 2021 and 2020, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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

We continue to actively manage our business to respond to the COVID-19 impact. We have prioritized the health and safety of our employees and customers. We have established a dedicated enterprise-wide response team and implemented work-from-home processes for much of our workforce, which partially remain in effect. We have established cross-functional and frequent communications with suppliers to review, track and prioritize high-risk components. We have also identified and activated alternative suppliers, materials and components as needed. Regarding transportation, we have set up tracking, reporting and communication channels with carriers to understand their risks and to evaluate available options where necessary. In addition, all of our factories currently have the potential to operate at full capacity, although some locations continue to face labor shortages.

We continue to monitor the evolving situation and guidance from authorities. The timing and extent of the impact of the pandemic is influenced by factors such as variants, vaccination rates and broader economic impacts. Accordingly, we cannot reasonably estimate the long-term impact of the pandemic on our financial results, although we expect the increased cost of freight, materials and labor to continue to impact our gross profit and overall operating results for the fourth quarter of 2021, early 2022, and potentially beyond.

Results

The following table compares the results of operations for the three and nine months ended September 30, 2021 and 2020, respectively (in millions, except per share data and percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	%	2020	%	2021	%	2020	%
Net sales	$272.0	100.0	$261.9	100.0	$814.4	100.0	$728.0	100.0
Cost of sales	162.8	59.9	158.3	60.4	477.0	58.6	432.0	59.3
Gross profit	109.2	40.1	103.6	39.6	337.4	41.4	296.0	40.7
Research and development expense	8.4	3.1	7.4	2.8	24.1	3.0	21.4	2.9
Selling and administrative expense	76.9	28.3	77.8	29.7	232.7	28.6	218.9	30.1
Operating income	23.9	8.8	18.4	7.0	80.6	9.9	55.7	7.7
Interest expense, net	(0.6)	(0.2)	(4.4)	(1.7)	(6.6)	(0.8)	(13.4)	(1.8)
Net foreign currency transaction loss	(0.7)	(0.3)	(0.9)	(0.3)	(0.2)	(0.0)	(5.0)	(0.7)
Loss on extinguishment of debt	—	—	—	—	(11.3)	(1.4)	—	—
Other expense, net	(0.3)	(0.1)	(0.2)	(0.1)	—	—	(0.2)	(0.0)
Income before income taxes	22.3	8.2	12.9	4.9	62.5	7.7	37.1	5.1
Income tax expense	0.8	0.3	1.2	0.5	5.5	0.7	5.9	0.8
Net income including noncontrolling interest	21.5	7.9	11.7	4.5	57.0	7.0	31.2	4.3
Net income attributable to Tennant Company	$21.5	7.9	$11.7	4.5	$57.0	7.0	$31.2	4.3
Net income attributable to Tennant Company per share - diluted	$1.14		$0.63		$3.02		$1.68

Net Sales

Consolidated net sales for the third quarter of 2021 totaled $272.0 million, a 3.9% increase as compared to consolidated net sales of $261.9 million in the third quarter of 2020. Consolidated net sales for the first nine months of 2021 were $ 814.4 million, an 11.9% increase compared to consolidated net sales of $728.0 million in the first nine months of 2020.

The 3.9% increase in consolidated net sales in the third quarter of 2021 as compared to the same period in 2020 was driven by:

•

An organic sales increase of approximately 4.7%, which excludes the effects of foreign currency exchange and divestitures. The organic sales increase was primarily due to volume growth across the Americas and EMEA regions due to continued recovery from COVID-19 in 2021;

•	An unfavorable impact from the divestiture of our Coatings business of 2.0%; and
•	A net favorable impact from foreign currency exchange across all regions of approximately 1.2%.

The 11.9% increase in consolidated net sales in the first nine months of 2021 as compared to the same period in 2020 was driven by:

•

An organic sales increase of approximately 10.9%, which excludes the effects of foreign currency exchange and divestitures. The organic sales increase was primarily due to volume growth across all regions due to continued recovery from COVID-19 in 2021;

•	An unfavorable impact from the divestiture of our Coatings business of 2.0%; and
•	A net favorable impact from foreign currency exchange across all regions of approximately 3.0%.

The following table sets forth the net sales by geographic area for the three and nine months ended September 30, 2021 and 2020 (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
Americas	$166.7	$167.7	(0.6)%	$491.7	$466.6	5.4%
Europe, Middle East and Africa	80.7	69.5	16.1%	246.8	196.3	25.7%
Asia Pacific	24.6	24.7	(0.4)%	75.9	65.1	16.6%
Total	$272.0	$261.9	3.9%	$814.4	$728.0	11.9%

Americas

Net sales in the Americas were $166.7 million for the third quarter of 2021, a decrease of 0.6% from the third quarter of 2020. Foreign currency exchange within the Americas favorably impacted net sales by approximately 0.5% in the third quarter of 2021. The divestiture of the Coatings business in the first quarter of 2021 resulted in a decline in net sales of approximately 3.1%. Organic sales growth in the Americas favorably impacted net sales by approximately 2.0% for the third quarter of 2021 due to strong sales in Latin America, particularly in Brazil and Mexico, along with strong, region-wide results for the Company's parts and consumables and service, despite a decline in the Company's Autonomous Mobile Robot ("AMR") business, due to the lapping of a large order in North America in the prior-quarter. At the same time, the region was directly impacted by global supply-chain and labor constraints, which resulted in lower revenue than expected and increased backlog levels.

Net sales in the Americas were $491.7 million for the first nine months of 2021, an increase of 5.4% from the first nine months of 2020. Foreign currency exchange within the Americas favorably impacted net sales by 0.2%. The divestiture of the Coatings business resulted in a decline in net sales of approximately 3.1%. Organic sales growth in the Americas favorably impacted net sales by 8.3% due to growth in most regions and products compared to the first nine months of 2020, which was more impacted by COVID-19. The growth was partly offset by declines in the Company's AMR business, due to the lapping of a large order in North America in the prior year.

Europe, Middle East and Africa ("EMEA")

EMEA net sales were $80.7 million for the third quarter of 2021, an increase of 16.1% from the third quarter of 2020. Foreign currency exchange within EMEA favorably impacted net sales by approximately 2.1% in the third quarter of 2021. Organic sales growth in EMEA favorably impacted net sales by approximately 14.0% for the third quarter primarily due to market growth across the region and product categories compared to the third quarter of 2020, which was greatly impacted by COVID-19.

EMEA net sales were $246.8 million for the first nine months of 2021, an increase of 25.7% from the first nine months of 2020. Foreign currency exchange within EMEA favorably impacted net sales by approximately 8.7% in the first nine months of 2021. Organic sales growth in EMEA favorably impacted net sales by approximately 17.0% for the first nine months of 2021 primarily due to market growth across the region and product categories compared to the first nine months of 2020, which was more impacted by COVID-19.

Asia Pacific ("APAC")

APAC net sales were $24.6 million for the third quarter of 2021, a decrease of 0.4% from the third quarter of 2020. Foreign currency exchange within APAC favorably impacted net sales by approximately 2.7% in the third quarter of 2021. The divestiture of the Coatings business resulted in a decline in net sales of approximately 0.2%. Organic sales decline in APAC unfavorably impacted net sales by approximately 2.9% for the third quarter primarily due to decreases in China and Japan, partly caused by supply-chain and labor challenges in our North American plants which supply APAC. The decline in APAC was partly offset by strong results for parts and consumables and service, along with strength in Australia across all product categories.

APAC net sales were $75.9 million for the first nine months of 2021, an increase of 16.6% from the first nine months of 2020. Foreign currency exchange within APAC favorably impacted net sales by approximately 5.8% in the first nine months of 2021. Organic sales growth in APAC favorably impacted net sales by approximately 10.8% for the first nine months of 2021 primarily due to growth across the region, primarily in Australia and China, partly offset by supply chain and labor challenges in our North American plants which supply APAC.

Gross Profit

Gross profit margin of 40.1% was 50 basis points higher in the third quarter of 2021 compared to the third quarter of 2020. The increase was in spite of supply and labor constraints, and reflects the lapping of a number of strategic investments and productivity challenges based on lower volume due to the pandemic-related slowdown in the prior year.

Gross profit margin of 41.4% was 70 basis points higher in the first nine months of 2021 compared to the first nine months of 2020. The increase primarily reflected increased favorable pricing and cost-savings actions, partially offset by higher freight, material and labor costs and the impact of government credits received in the first nine months of 2020. The benefits represent wage subsidies received from various European and Canadian authorities that are not required to be repaid. All government benefits for the first nine months of 2020 were received in the second quarter of 2020.

Operating Expense

Research and Development Expense

Research and Development ("R&D") expense was $8.4 million, or 3.1% of net sales, for the third quarter of 2021, 30 basis points higher as a percentage of net sales compared to the third quarter of 2020 due to new product development and investment in talent. R&D expense was $24.1 million, or 3.0% of net sales, for the first nine months of 2021, nearly flat as a percentage of net sales compared to the first nine months of 2020.

We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovation leadership position.

Selling and Administrative Expense

Selling and administrative expense ("S&A expense") was $76.9 million for the third quarter of 2021, a decrease of $0.9 million compared to the third quarter of 2020. As a percentage of net sales, S&A expense for the third quarter of 2021 decreased 140 basis points to 28.3% from 29.7% in the third quarter of 2020. The S&A expense decrease in the third quarter of 2021 was primarily driven by adjustments to management incentives, partially offset by more normalized spending throughout the quarter compared to the third quarter of 2020.

S&A expense was $232.7 million for the first nine months of 2021, an increase of $13.8 million compared to the first nine months of 2020. As a percentage of net sales, S&A expense for the first nine months of 2021 decreased 150 basis points to 28.6% from 30.1% in the first nine months of 2020. The S&A decrease in the first nine months of 2021 was primarily driven by a 130 basis point benefit related to the inclusion in S&A expense of a $9.8 million pre-tax gain on the sale of the Coatings business that occurred in the first quarter of 2021. This benefit was partially offset by more normalized spending compared to the first nine months of 2020, when the Company took cost containment actions, including employee furloughs, reduction in travel spending, and temporary pay reductions, as well as benefits from government programs received related to COVID-19. The benefits represent wage subsidies received from various European and Canadian authorities that are not required to be repaid.

Total Other Expense, Net

Interest Expense, Net

Interest expense, net was $0.6 million and $6.6 million of net expense in the third quarter and first nine months of 2021, respectively, compared to $4.4 million and $13.4 million of net expense in the same periods of 2020, respectively. The decrease in both periods of 2021 was due to the restructuring of debt in the second quarter of 2021, which resulted in lower interest expense from more favorable interest rates and a lower amount of outstanding debt.

Net Foreign Currency Transaction Loss

Net foreign currency transaction loss was $0.7 million and $0.9 million in the third quarter of 2021 and 2020, respectively. Net foreign currency transaction loss was $0.2 million in the first nine months of 2021, compared to $5.0 million in the same period of 2020. The unfavorable impact from foreign currency transactions in the first nine months of 2021 and 2020 was primarily due to strengthening of the U.S. dollar relative to the Brazilian Real and Mexican Peso. The reduction of losses recognized in the first nine months of 2021 compared to the same period in 2020 is driven by stabilization in the currency markets in the current year versus the previous year.

Loss on Extinguishment of Debt

There was no loss on extinguishment of debt in the third quarter of 2021. Loss on extinguishment of debt was $11.3 million in the first nine months of 2021 due to the restructuring of debt that occurred in the second quarter of 2021.

Income Taxes

The effective tax rate for the third quarter of 2021 was 3.8%, as compared to 9.7% for the third quarter of 2020. The tax expense for the third quarter of 2020 included a $0.4 million tax benefit associated with $1.7 million of non-recurring expenses. The underlying tax rate for the third quarter of 2020 was 11.3% excluding these non-recurring expenses and related tax benefits.

The effective tax rate for the first nine months of 2021 was 8.8% compared to 15.9% for the same period of 2020. The tax expense for the nine months ended September 30, 2021 included a $1.1 million benefit associated with $3.2 million of non-recurring expenses. The tax expense for the nine months ended September 30, 2020 included a $1.2 million benefit associated with $4.1 million of non-recurring expenses. The underlying tax rate excluding these non-recurring items was 10.1% and 17.2% for 2021 and 2020 respectively.

Excluding these non-recurring expenses, the effective tax rate for both the third quarter and the first nine months of 2021 decreased primarily due to a tax benefit resulting from an election to step-up the tax basis of certain assets for Italian tax purposes.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the United States.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and restricted cash totaled $140.6 million at September 30, 2021, as compared to $141.0 million as of December 31, 2020. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 1.9 as of September 30, 2021 and December 31, 2020, and our working capital was $250.1 million and $239.3 million, respectively. Our debt-to-capital ratio was 37.7% as of September 30, 2021, compared to 43.2% as of December 31, 2020.

In the second quarter of 2021, we signed an agreement (the "2021 Credit Agreement") that restructured our previous credit agreement. The 2021 Credit Agreement provides greater flexibility with fewer restrictive covenants and more favorable interest rates than the previous arrangement, consisting of a term loan facility in an amount up to $100.0 million and a revolving facility in an amount up to $450.0 million with an option to expand the revolving facility by up to $275.0 million with the consent of the lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. As a result, we expect future interest expense to be lower by approximately $1.0 million per month as compared to periods prior to the debt restructuring. In the second quarter of 2021, we used the proceeds from the 2021 Credit Agreement to retire our 5.625% Senior Notes due 2025. As of September 30, 2021, we had outstanding borrowings of $99.4 million and $168.0 million under our term loan facility and revolving facility, respectively. As of September 30, 2021, we had letters of credit and bank guarantees outstanding in the amount of $2.9 million, leaving approximately $279.1 million of unused borrowing capacity on our revolving facility. See Note 8 to the Consolidated Financial Statements for more detail on the 2021 Credit Agreement.

The Company's Board of Directors has authorized a quarterly cash dividend of $0.25 per share payable December 15, 2021, to shareholders of record at the close of business on November 30, 2021.

Cash Flow from Operating Activities

Operating activities provided $62.9 million of cash for the nine months ended September 30, 2021. Cash provided by operating activities was driven primarily by inflows from a strong performance influencing net income, offset by outflows from an increase in working capital of $10.8 million.

Cash Flow from Investing Activities

Investing activities during the nine months ended September 30, 2021 provided $12.6 million, resulting from $24.7 million of proceeds from the sale of our Coatings business net of cash divested, partially offset by $12.0 million of capital expenditures. Cash used for capital expenditures decreased from the nine months ended September 30, 2020 due to the investments in the new corporate headquarters that occurred in 2020.

Cash Flow from Financing Activities

Net cash used in financing activities was $72.3 million during the first nine months of 2021. Proceeds from borrowings of $315.8 million were mainly offset by payments of debt of $361.2 million, dividend payments of $12.9 million, repurchases of common stock of $7.5 million and a debt extinguishment payment of $8.4 million.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Share repurchases are made from time to time in the open market or through privately negotiated transactions. During the three months ended September 30, 2021, the Company paid $7.5 million to repurchase 102,229 shares of its common stock. The most recent share repurchase program approved by the Board of Directors on October 31, 2016 authorized the repurchase of 1,000,000 shares of our common stock, in addition to the 288,167 shares that remain authorized under the prior program that was authorized by the Board of Directors on June 22, 2015.

For the Quarter Ended	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
September 30, 2021	Purchased(1)	Per Share	Programs	Programs
July 1–31, 2021	18	$79.85	—	1,390,396
August 1–31, 2021	43,731	$72.69	43,731	1,346,665
September 1–30, 2021	58,498	$73.84	58,498	1,288,167
Total	102,247	$73.35	102,229	1,288,167

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
101

The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; (v) Consolidated Statements of Equity for the nine months ended September 30, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.

Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	November 2, 2021	/s/ David W. Huml
David W. Huml President and Chief Executive Officer

Date:	November 2, 2021	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)