Form 10-K
period 2021-12-31
TENNANT CO
filed 2022-02-24
CIK 97134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021, was $1,476,042,920.

As of January 28, 2022, there were 18,525,725 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company

Form 10–K

TENNANT COMPANY

2021

ANNUAL REPORT

Form 10–K

(Pursuant to Securities Exchange Act of 1934)

PART I

ITEM 1 – Business

General Development of Business

Founded in 1870 by George H. Tennant, Tennant Company ("the Company, we, us, or our"), headquartered in Eden Prairie, Minnesota, is a world leader in the design, manufacture and marketing of solutions that help create a cleaner, safer and healthier world. Tennant was incorporated as a Minnesota corporation in 1909 and began as a one-man woodworking business, eventually evolving into a successful wood flooring and wood products company, and finally into a manufacturer of floor cleaning equipment. Throughout its history, the Company has remained focused on advancing our industry by aggressively pursuing new technologies and creating a culture that celebrates innovation.

Today, the Company has 11 global manufacturing locations and operates in three geographic areas including the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). We aggregate our operating segments into one reportable segment that consists of the design, manufacture and sale and servicing of products used primarily in the maintenance of nonresidential surfaces. The Company is committed to developing innovative and sustainable solutions that help our customers clean spaces more effectively with high-performance solutions that minimize waste, reduce costs, improve safety and further sustainability goals.

The Company is focused on achieving operating efficiencies as we continue to innovate and invest in our product portfolio to deliver value to our customers and drive profitable growth for our shareholders.

Principal Products, Markets and Distribution

The Company offers products and solutions consisting of mechanized cleaning equipment for both industrial and commercial use, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair services, and business solutions such as financing, rental and leasing programs, and machine-to-machine asset management solutions. The Company is committed to developing cleaning technologies, including autonomous solutions, which increase cleaning productivity. We have strong brand presence in the global markets we serve, offering both premium and mid-tier products for each region to meet customer needs.

The Company's products are used in many types of environments including: retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, parking lots and streets, and more. The Company markets its offerings under the following brands: Tennant®, Nobles®, Alfa Uma Empresa Tennant™, IRIS®, VLX™, IPC brands, Gaomei and Rongen brands as well as private-label brands. The Company's more than 40,000 customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

The Company's global field service network is the most extensive in the industry. We sell products directly in 15 countries and through distributors in more than 100 countries.

Raw Materials and Component Parts

Steel, metal alloys and resin are the primary raw materials used to manufacture our mechanized cleaning equipment. We purchase various goods, including component parts and services used in production, logistics and product development processes from third parties. In 2021, the coronavirus (“COVID-19”) pandemic caused imbalances within global supply markets. As markets re-opened and demand increased following COVID lockdowns, the Company experienced raw material price inflation and constrained supply of certain raw materials and component parts. The Company continues work to minimize the impact of price inflation and market supply challenges by employing local-for-local and region-for-region manufacturing and sourcing to allow us to manufacture our products closer to our customers. At the same time, our engineering teams are evaluating platform design to allow for available parts and to increase our sourcing flexibility. We expect price inflation and market supply challenges to continue which may negatively impact our financial results.

Intellectual Property

The Company owns a broad range of intellectual property rights in both the United States and a number of foreign countries. Our patents, proprietary technologies and trade secrets, customer relationships, licenses, trademarks, trade names and brand names in the aggregate constitute a valuable asset, but we do not regard our business as being materially dependent upon any single item or category of intellectual property. We take appropriate measures to protect our intellectual property to the extent such intellectual property can be protected.

Research and Development

Research and development expenses include scientific research costs such as salaries, prototypes, shop supplies, testing, technical information technology and administrative expenditures as well as an allocation of corporate costs. We conduct research and development activities to develop new products and to enhance the functionality, effectiveness, ease of use and reliability of our existing products. We believe that our research and development efforts have been, and continue to be, key drivers of our success in the marketplace.

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

Major Customers

The Company sells a wide range of products to a diversified base of customers around the world and has no material concentration of credit risk or significant payment terms extended to customers.

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

Human Capital

Tennant Company has a commitment to our employees to foster a culture of integrity and stewardship. This guides our actions as we manage our business and holds us accountable to our colleagues to care for one another and work together to bring to market sustainable cleaning innovations that empower others to create a cleaner, safer, and healthier world. To that end, our executive leadership, as well as our Board of Directors, emphasize the importance of positive human capital management. The following are key human capital measures and objectives that the Company currently focuses on:

Ethics and Employee Safety

We prioritize the health and safety of all of our employees. In our manufacturing facilities, we have established safety teams that proactively identify areas of improvement and help to reinforce employee behaviors in order to reduce or eliminate incidents. In our manufacturing facilities, behavioral safety culture is a primary focus, with a specific growing emphasis on “near-miss” reporting and resolution. We define a near-miss event as a situation where no property was damaged, and no personal injury was sustained, but given a slight shift in time or position, damage and/or injury could have occurred. This focus has increased awareness to potential incidents at our facilities. In addition to our established safety programs, our teams have continued our enhanced COVID-19 safety protocols in our manufacturing, distribution and office facilities. The result is we continue to meet or exceed our safety metrics. Additionally, we have an experienced team of Enterprise Health and Safety professionals that provide onsite and corporate-level support to our global teams.

Diversity, Equity, and Inclusion

Tennant is proud to be an equal opportunity employer where we foster and maintain an ethical work environment free of discrimination. Employment decisions are made on the basis of individual skill, ability, reliability, productivity, and other factors important to performance. In 2021, we launched our Diversity Equity and Inclusion strategy with a vision to establish our worldwide diversity as a differentiator for our organization. We progressed work around diagnosing current state and establishing our baseline, putting in place executive oversight, communicating our strategy to our global workforce, starting leader education and initiating employee involvement through Employee Resource Groups (ERGs).

Diversity in Governance

As of December 31, 2021, women represented 57% of our executive management team and 33% of our Board of Directors.

Gender Equitable Pay

In November 2021, Tennant Company performed its annual gender wage gap analysis to evaluate any gender differences in pay. Our results showed the median income for women working full time in the United States was reported to be 98.76% as compared to their male counterparts. In other words, women at Tennant were seen to be making 98.76 cents to every $1 men earned. To put this figure in context, Tennant’s wage gap findings were compared to the national average. According to the national statistics published by the Bureau of Labor Statistics (BLS) in 2020, women on average made 82.3% of the earnings made by males. The adjusted pay gap at Tennant was found to be 100.56% after controlling for variables such as title, grade, and work location, which are legitimate and non-discretionary reasons for pay difference. This analysis suggests there is no evidence of pay gap at Tennant Company.

The following table represents employees by gender and region as of December 31, 2021:

	Female	Male	Total
Americas	404	1,776	2,180
Europe, Middle East, Africa	406	1,265	1,671
Asia Pacific	156	256	412
Total	966	3,297	4,263

Competitive Pay and Benefits

Our overall objective is to align executive compensation with our operating goals and the interests of our shareholders. We seek to offer a comprehensive compensation package that is competitive with those of similarly sized U.S. durable goods manufacturing companies. Our compensation programs take into account that an executive’s actual compensation level may be greater or less than targeted based on our annual and long-term financial performance against pre-established goals, the individual’s performance and the individual’s scope of responsibilities. Specifically, our compensation programs are designed to create a relationship between pay and performance by providing a strong link between our short- and long-term business goals and executive compensation, attract and retain high-caliber key executive officers who can create long-term financial success for the company and enhance shareholder return, motivate executive officers to achieve our goals by placing a significant portion of pay at risk, align the interests of executive officers with those of our shareholders by providing a significant portion of compensation in stock-based awards, and discourage risk-taking behavior that would likely have a material adverse effect on the company.

Tennant Company’s philosophy is to reward employees competitively for the work they perform so that we retain and attract new talent and remain competitive within our marketplace. As an employer we offer pay, benefits, recognition and well-being programs which are tailored for geographic location, statutory requirements and competitive practice as appropriate. We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.

Talent

We believe attraction, development, engagement and retention of talent is key to achieving our organizational objectives. We focus on creating a high-performance culture, including our annual performance management process for all employees which aligns with our employee and leadership competency framework. In addition, we engage in annual talent conversations to help us identify, develop and deploy talent to achieve our objectives and address talent risks. We believe employee feedback is key to engagement and survey our employees twice a year and make improvements as necessary.

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

Barb Balinski, Senior Vice President, Innovation and Technology

Barb Balinski (58) joined the Company in 2018 as Vice President of Engineering and in March 2021, she was named SVP, Innovation and Technology, leading R&D, marketing, and IT functions for Tennant Company. Prior to joining Tennant, Barb held leadership positions of increasing responsibility with the engineering team for the Integrated Business Units at Whirlpool Corporation, a multinational manufacturer of home appliances, from 2005 to 2017, most recently as Director, Product Development, from 2013 to 2017.  Prior to Whirlpool Corporation, she spent eleven years with Saturn Corporation, a subsidiary of General Motors.

Daniel E. Glusick, Senior Vice President, Global Operations

Daniel E. Glusick (49) joined the Company in November 2020 as Senior Vice President of Global Operations. Prior to joining Tennant, he was Senior Vice President of Operations at The Vollrath Company, a manufacturer of foodservice equipment and supplies, from June 2018 to October 2020. Prior to his time at The Vollrath Company, he held different roles with increasing responsibilities at Rexnord Industries, a machinery manufacturer, from 2008 to June 2018, leaving when he was VP of Engineering, Innovation and Rexnord Business System. Prior to Rexnord, Mr. Glusick also served for three years as Director, Global Manufacturing at Intermatic and for nine years he held various operations and supply chain leadership roles at Harley-Davidson.

David W. Huml, President and Chief Executive Officer

David W. Huml (53) has served the Company's President and Chief Executive Officer since March 2021, after serving as Chief Operating Officer from March 2020 to March 2021.  Mr. Huml joined the Company in November 2014 as Senior Vice President, Global Marketing and was named President and Chief Executive Officer March 1, 2021. In January 2016, he also assumed oversight for the Company's APAC business unit, and in January 2017, he assumed oversight for the Company's EMEA business. From 2006 to October 2014, he held various positions with Pentair plc, a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products, most recently as Vice President, Applied Water Platform. From 1992 to 2006, he held various positions with Graco Inc., a designer, manufacturer and marketer of systems and equipment to move, measure, control, dispense and spray fluid and coating materials, including Worldwide Director of Marketing, Contractor Equipment Division.

Carol E. McKnight, Senior Vice President, Chief Administrative Officer

Carol E. McKnight (54) joined the Company in June 2014 as Senior Vice President of Global Human Resources. In 2017, she was named Senior Vice President and Chief Administrative Officer. Prior to joining the Company, she was Vice President of Human Resources at Alliant Techsystems (ATK) where she held divisional and corporate leadership positions in the areas of compensation, talent management, talent acquisition and general human resource management from 2002 to 2014. Prior to ATK, she was with New Jersey-based NRG Energy, Inc.

Kristin A. Stokes, Senior Vice President, General Counsel and Corporate Secretary

Kristin A. Stokes (49) has served as the Company's Senior Vice President, General Counsel and Corporate Secretary since December 2020. Ms. Stokes joined the Company's legal department in April 2008, serving in roles of increasing responsibility, including as Vice President, Deputy General Counsel and Chief Compliance Officer from 2019 to 2020, and as Interim General Counsel and Corporate Secretary in 2020. Prior to joining Tennant in 2008, she served as Senior Counsel and Assistant Secretary for MoneyGram International, Inc., from 2004 to 2008. She started her career as a corporate attorney for Lindquist & Vennum, PLLP (n/k/a Ballard Spahr LLP).

Fay West, Senior Vice President, Chief Financial Officer

Fay West (52) joined the Company in April 2021 as Senior Vice President and Chief Financial Officer. Prior to joining Tennant, she was Senior Vice President and Chief Financial Officer of SunCoke Energy, Inc., a raw material processing and handling company, from 2014 to 2021. Before joining SunCoke Energy, Inc., in 2011, as Vice President and Controller, she was Assistant Controller at United Continental Holdings, Inc. Prior to that role, she served in several leadership roles at PepsiAmericas, Inc., including Vice President of Accounting and Financial Reporting, and Director of Financial Reporting. Prior to joining PepsiAmericas, Inc., she was Vice President and Controller of GATX Rail Company.

Richard H. Zay, Senior Vice President, Chief Commercial Officer

Richard H. Zay (51) has served as the Company's Senior Vice President, Chief Commercial Officer since March 2021. Mr. Zay joined the Company in June 2010 as Vice President, Global Marketing and was named Senior Vice President, Global Marketing in October 2013 and Senior Vice President of the Americas business unit for the Company in 2014. In 2018 he assumed responsibility for Tennant Research and Development as well. From 2006 to June 2010, he held various positions with Whirlpool Corporation, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, he held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.

ITEM 1A – Risk Factors

The following are risk factors known to us that could materially adversely affect our business, financial condition or operating results.

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

The coronavirus ("COVID-19") pandemic continues to have a significant disruptive impact on global economies, supply chains and industrial production. We have effectively managed our global operations throughout the pandemic, implementing rigorous protocols focused on the health and safety of our employees and ensuring business continuity across our supplier, manufacturing and distribution networks. However, the impact of COVID-19, or any variant thereof, on our business and financial performance depends on evolving factors that we cannot accurately predict, including the ongoing labor shortages, supply chain constraints, additional government mandated lockdowns or similar restrictions, and the pace of economic recovery stemming from the COVID-19 pandemic.

Our global operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.

Due to the international scope of our operations, we are subject to a complex system of commercial, tax and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade, tax compliance, data-privacy, labor and safety and anti-corruption, including the U.S. Foreign Corrupt Practices Act, and similar laws from other countries. Our numerous foreign subsidiaries and affiliates are governed by laws, rules and business practices that differ from those of the U.S., but because we are a U.S.-based company, oftentimes they are also subject to U.S. laws which can create a conflict. Despite our due diligence, there is a risk that we do not have adequate resources or comprehensive processes to stay current on changes in laws or regulations applicable to us worldwide and maintain compliance with those changes. Increased compliance requirements may lead to increased costs and erosion of desired profit margin. As a result, it is possible that the activities of these entities may not comply with U.S. laws or business practices or our Business Ethics Guide. Violations of the U.S. or local laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.

Industry Risks

We may be unable to take advantage of product pricing due to the competitive marketplace and increased price sensitivity.

Simplification of our customer product pricing is a key initiative to reduce the complexity in which we operate. The current competitive landscape, coupled with macroeconomic factors such as inflation, could impact our ability to achieve our pricing targets. These pressures, along with internal constraints, may limit our ability to sell our products at our expected prices and may result in a change to the mix of product offerings or where we have a competitive advantage. Increasing our prices in this competitive market, where customers are very price sensitive, could have an adverse effect on our financial condition or operating results.

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

Disruption in the availability of, quality, or increases in the cost of, raw materials and components that we purchase or labor required to manufacture our products could negatively impact our operating results or financial condition.

Our sales growth, expanding geographical footprint and continued use of sole-source vendors, coupled with suppliers’ potential credit issues, could lead to an increased risk of a breakdown in our supply chain. Our use of sole-source vendors creates a concentration risk. There is an increased risk of defects due to the highly configured nature of our purchased component parts that could result in quality issues, returns or production slowdowns. In addition, modularization may lead to more sole-sourced products, and as we seek to outsource the design of certain key components, we risk loss of proprietary control and becoming more reliant on a sole source. There is also a risk that the vendors we choose to supply our parts and equipment fail to comply with our quality expectations, thus damaging our reputation for quality and negatively impacting sales.

Global supplier production for various component parts, including semiconductors, is limited. We have experienced significant disruption of the supply of raw materials and component parts. We expect price inflation and market supply challenges to continue which may negatively impact our financial results.

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

 We are dependent on key suppliers to make certain materials available at a contracted price. Labor, overhead, and material costs have increased and we may not be able to offset these increased manufacturing costs with a higher finished product price. We also may not be able to push those direct cost increases onto our customers in a timely manner given the competitive environment. A decline in demand for our products may have a direct impact on our ability to achieve better pricing through volume discounts.

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

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 – Properties

The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota, metropolitan area. Manufacturing facilities located in Minneapolis, Minnesota; Holland, Michigan; Uden, The Netherlands and the Italian cities of Venice, Cremona and Reggio Emilia and in the Province of Padua are owned by the Company. Manufacturing facilities located in Louisville, Kentucky; São Paulo, Brazil; Hefei, China, and another facility in the Province of Padua are leased to the Company. In addition, IPC Group (IPC) uses a dedicated, third-party plant in Germany that specially manufactures heavy–duty stainless steel scrubbers and sweepers to IPC designs. IPC also owns a minor tools and supplies assembly operation in China to service local customers. The facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Sales offices, warehouse and storage facilities are leased in various locations in the United States, Canada, Mexico, Portugal, Spain, Italy, Germany, France, The Netherlands, Belgium, Norway, the United Kingdom, Japan, China, India, Australia, New Zealand and Brazil. The Company’s facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Further information regarding the Company’s property and lease commitments is included in Note 15 to the consolidated financial statements.

ITEM 3 – Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

ITEM 4 – Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION – Tennant's common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of February 11, 2022, there were 270 shareholders of record.

DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 77 consecutive years. Tennant’s annual cash dividend payout increased for the 50th consecutive year to $0.94 per share in 2021, an increase of $0.05 per share over 2020. Dividends are generally declared each quarter. On February 9, 2022, the Company announced a quarterly cash dividend of $0.25 per share payable March 15, 2022, to shareholders of record on March 3, 2022.

DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.

TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:

Equiniti Trust Company

Shareowner Services

P.O. Box 64874

St. Paul, MN 55164-0854

(800) 468-9716

SHARE REPURCHASES – Share repurchases are made from time to time in the open market or through privately negotiated transactions. During the twelve months ended December 31, 2021, the Company paid $15.0 million to repurchase 196,982 shares of its common stock. The most recent share repurchase program approved by the Board of Directors on October 31, 2016 authorized the repurchase of 1,000,000 shares of our common stock. This is in addition to the 193,414 shares that remain authorized under the prior program that was authorized by the Board of Directors on June 22, 2015.

For the Quarter Ended	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
December 31, 2021	Purchased(a)	Per Share	Programs	Programs
October 1–31, 2021	63,692	$77.26	63,674	1,224,493
November 1–30, 2021	31,173	$82.97	31,079	1,193,414
December 1–31, 2021	8,902	$83.46	—	1,193,414
Total	103,767	$79.51	94,753	1,193,414

(a)

Includes 9,014 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock to two indices: S&P SmallCap 600 and S&P 500 Industrials (Sector). The graph below compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2016, including the reinvestment of all dividends.

	2016	2017	2018	2019	2020	2021
Tennant Company	$100	$103	$75	$114	$104	$121
S&P SmallCap 600	$100	$113	$104	$127	$142	$180
S&P 500 Industrials (Sector) (TR)	$100	$121	$105	$136	$151	$183

NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.

NOTE: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

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

The year-over-year comparisons in this Management's Discussion and Analysis of Financial Condition and Results of Operations are as of and for the years ended December 31, 2021 and December 31, 2020, unless stated otherwise. The discussion of 2019 results and related year-over-year comparisons as of and for the years ended December 31, 2020 and December 31, 2019 are found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Form 10-K for the year ended December 31, 2020.

Impact of COVID-19

We continue to actively manage our business to respond to the COVID-19 pandemic and related impacts.

Throughout 2021 and into 2022, we have experienced disruption in the supply of raw materials and component parts, as well as raw material price inflation and inefficiencies as a result of supply chain issues. Although we regularly monitor the financial health and operations of companies in our supply chain, financial hardship or government restrictions on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or component parts required to manufacture our products and adversely affect our operations. We have established frequent communications with suppliers to review, track and prioritize high-risk components. We have also identified and activated alternative suppliers, materials and components as needed. The Company continues work to minimize the impact of price inflation in inputs and market supply challenges by employing local-for-local and region-for-region manufacturing and sourcing to allow us to manufacture our products closer to our customers. At the same time, our engineering teams are evaluating platform design to allow for available parts and to increase our sourcing flexibility. Regarding transportation, we have set up tracking, reporting and communication channels with carriers to understand their risks and to evaluate available options where necessary. We expect the supply chain challenges and inflationary trends to continue into 2022.

We maintain our commitment to protect the health and safety of our employees and customers. We have continued our enhanced safety protocols for those on-site at our manufacturing facilities, and we have implemented work-from home processes for much of our workforce which partially remain in effect. We continue to monitor the evolving situation and guidance from local authorities.

All indications are that 2022 will require us to be agile as we manage through the year. However, as many governments shift their COVID-19 governance strategies from pandemic to endemic, and demand for our products remains strong, we remain confident in the long-term growth trends for all our products and locations.

For more information regarding factors and events that may impact our business, results of operations and financial condition as a result of the COVID-19 pandemic, see Item 1A. Risk Factors

Historical Results

The following table compares the historical results of operations for the years ended December 31, 2021, 2020 and 2019 in dollars and as a percentage of Net Sales (in millions, except per share amounts and percentages):

	2021	%	2020	%	2019	%
Net sales	1,090.8	100.0	1,001.0	100.0	1,137.6	100.0
Cost of sales	652.8	59.8	593.2	59.3	675.9	59.4
Gross profit	438.0	40.2	407.8	40.7	461.7	40.6
Selling and administrative expense	321.9	29.5	314.0	31.4	357.2	31.4
Research and development expense	32.2	3.0	30.1	3.0	32.7	2.9
Gain on sale of business	(9.8)	(0.9)	—	—	—	—
Operating income	93.7	8.6	63.7	6.4	71.8	6.3
Interest expense, net	(7.3)	(0.7)	(17.4)	(1.7)	(17.8)	(1.6)
Net foreign currency transaction loss	(0.7)	(0.1)	(5.3)	(0.5)	(0.7)	(0.1)
Loss on extinguishment of debt	(11.3)	(1.0)	—	—	—	—
Other (expense) income, net	(0.3)	—	0.1	—	0.7	0.1
Income before income taxes	74.1	6.8	41.1	4.1	54.0	4.7
Income tax expense	9.2	0.8	7.4	0.7	8.1	0.7
Net income including noncontrolling interest	64.9	5.9	33.7	3.4	45.9	4.0
Net income attributable to noncontrolling interest	—	—	—	—	0.1	—
Net income attributable to Tennant Company	$64.9	5.9	$33.7	3.4	$45.8	4.0
Net income attributable to Tennant Company per share - diluted	$3.44		$1.81		$2.48

Net Sales

Consolidated net sales in 2021 totaled $1,090.8 million, a 9.0% increase as compared to consolidated net sales of $1,001.0 million in 2020.

The 9.0% increase in consolidated net sales for 2021 as compared to 2020 was driven by:

•

Organic sales increase of approximately 9.1% which excludes the effects of foreign currency exchange and divestitures. The organic sales increase was primarily driven by volume growth across all business units due to continued recovery from COVID-19 in 2021. Incremental pricing also favorably impacted sales in 2021;

•	An unfavorable impact from the divestiture of our Coatings business of 2.1%; and
•	A net favorable impact from foreign currency exchange across all business units of approximately 2.0%.

The following table sets forth annual net sales by geographic area and the related percentage change from the prior year (in millions, except percentages):

	2021	%	2020	%	2019
Americas	$658.3	4.3	$631.0	(12.7)	$722.4
Europe, Middle East and Africa	331.9	19.3	278.2	(9.6)	307.6
Asia Pacific	100.6	9.6	91.8	(14.7)	107.6
Total	$1,090.8	9.0	$1,001.0	(12.0)	$1,137.6

Americas

Net sales in the Americas were $658.3 million in 2021, an increase of 4.3% from 2020. Organic sales growth in the Americas favorably impacted net sales by approximately 7.4% due to volume growth in most business units and product categories compared to 2020, which was more impacted by COVID-19. Price increases also contributed to organic sales growth. Foreign currency exchange within the Americas favorably impacted net sales by approximately 0.2% in 2021. The growth was partly offset by declines in the Company's AMR business, due to the lapping of a large order in North America in the prior year. At the same time, the business unit was directly impacted by global supply chain and labor constraints, which resulted in lower revenue than expected and increased backlog levels. The divestiture of the Coatings business resulted in a decline in net sales of approximately 3.3% in 2021.

Europe, Middle East and Africa ("EMEA")

EMEA net sales were $331.9 million in 2021, an increase of 19.3% from 2020. Organic sales growth in EMEA favorably impacted net sales by approximately 14.2% in 2021 primarily due to market growth across the business unit and product categories compared to 2020, which was more impacted by COVID-19. Foreign currency exchange within EMEA favorably impacted net sales by approximately 5.1% in 2021.

Asia Pacific ("APAC")

APAC net sales were $100.6 million in 2021, an increase of 9.6% from 2020. Organic sales growth in APAC favorably impacted net sales by approximately 5.6% in 2021 primarily due to growth in Korea and Australia, partly offset by supply chain and labor challenges in our North American plants that supply APAC. Foreign currency exchange within APAC favorably impacted net sales by approximately 4.0% in 2021.

Gross Profit

Gross profit margin of 40.2% was 50 basis points lower in 2021 compared to 2020. The margin rate decrease was primarily driven by significant raw material and component parts inflation and higher freight costs, partly offset by higher selling prices.

Operating Expenses

Selling and Administrative Expense

Selling and Administrative ("S&A") expense was $321.9 million in 2021, an increase of $7.9 million compared to 2020. As a percentage of net sales, S&A expense in 2021 decreased 190 basis points to 29.5% from 31.4% in 2020. The S&A increase in 2021 was primarily driven by more normalized spending as profitability improved compared to 2020, when the Company took cost containment actions, including employee furloughs, reduction in travel spending, and temporary pay reductions, as well as benefits from government programs received related to COVID-19. The benefits represented wage subsidies received from various European and Canadian authorities that are not required to be repaid.

Research and Development Expense

Research and Development ("R&D") expense was $32.2 million, or 3% of net sales, in 2021, nearly flat as a percentage of net sales compared to 2020.

We believe that our research and development efforts have been, and continue to be, key drivers of our success in the marketplace.

Gain on Sale of Business

Gain on sale of business was $9.8 million in 2021 as a result of the sale of the Coatings business that occurred in the first quarter of 2021.

Total Other Expense, Net

Interest Expense, Net

Interest expense, net was $7.3 million of net expense in 2021, compared to $17.4 million in 2020, respectively. The decrease in 2021 was due to the restructuring of debt in the second quarter of 2021, which resulted in lower interest expense from more favorable interest rates and a lower amount of outstanding debt.

Net Foreign Currency Transaction Loss

Net foreign currency transaction loss was $0.7 million in 2021, compared to $5.3 million in 2020. The unfavorable impact from foreign currency transactions in 2021 and 2020 was primarily due to strengthening of the U.S. dollar relative to the Brazilian real. The reduction of losses recognized in 2021 compared to 2020 is driven by stabilization in the currency markets in the current year versus the previous year.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $11.3 million in 2021 due to the restructuring of debt that occurred in the second quarter of 2021.

Income Taxes

The effective tax rate for 2021 was 12.5% compared to 17.9% in 2020. The effective tax rate in 2021 decreased primarily due to a tax benefit resulting from an election to step-up the tax basis of certain assets for Italian tax purposes, as well as the release of certain valuation allowances related to net operating loss carryovers.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the U.S.

Backlog

Backlog is one of the many indicators of business conditions in the Company's markets.  Our order backlog at December 31, 2021 was approximately 3x - 5x larger compared to previous years.  The increase in our order backlog year over year was primarily due to higher order rates coupled with persistent supply chain challenges and labor constraints. We expect this level of backlog to continue in 2022. Backlog includes orders that can be cancelled or postponed at the option of the customer at any time without penalty.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future.

Cash, cash equivalents and restricted cash totaled $123.6 million at December 31, 2021, as compared to $141.0 million as of December 31, 2020. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 1.8 as of December 31, 2021 and 1.9 as of December 31, 2020, and our primary working capital, which is comprised of accounts receivable, inventories and accounts payable was $250.5 million and $221.3 million, respectively. Our debt-to-capital ratio was 38.1% as of December 31, 2021, compared to 43.2% as of December 31, 2020.

In the second quarter of 2021, we signed an agreement (the "2021 Credit Agreement") that restructured our previous credit agreement. The 2021 Credit Agreement provides greater flexibility with fewer restrictive covenants and more favorable interest rates than the previous arrangement, consisting of a term loan facility in an amount up to $100.0 million and a revolving facility in an amount up to $450.0 million with an option to expand the revolving facility by up to $275.0 million with the consent of the lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. As a result, we expect future interest expense to be lower by approximately $1.0 million per month as compared to periods prior to the debt restructuring. In the second quarter of 2021, we used the proceeds from the 2021 Credit Agreement to retire our 5.625% Senior Notes due 2025. As of December 31, 2021, we had outstanding borrowings of $98.8 million and $168.0 million under our term loan facility and revolving facility, respectively. As of December 31, 2021, we had letters of credit and bank guarantees outstanding in the amount of $2.9 million, leaving approximately $279.1 million of unused borrowing capacity on our revolving facility. See Note 9 to the consolidated financial statements for more detail on the 2021 Credit Agreement.

The Company's Board of Directors has authorized a quarterly cash dividend of $0.25 per share payable March 15, 2022, to shareholders of record on March 3, 2022.

Cash Flow from Operating Activities

Operating activities provided $69.4 million of cash in 2021. Cash provided by operating activities was driven primarily by inflows from a strong performance influencing net income, by adding back non-cash items of $52.9 million and an increase in accounts payable of $19.1 million offset by outflows from an increase in inventory of $56.0 million and an increase in receivables of $20.3 million.

Cash Flow from Investing Activities

Investing activities in 2021 provided $1.7 million, resulting from $24.7 million of proceeds from the sale of our Coatings business net of cash divested, partially offset by $19.4 million of capital expenditures and $3.7 million from investments in leased assets. Cash used for capital expenditures decreased from 2020 due to the investments in the new corporate headquarters that occurred in 2020.

Cash Flow from Financing Activities

Net cash used in financing activities was $84.5 million in 2021. Proceeds from borrowings of $315.8 million and issuance of common stock of $5.0 million were mainly offset by payments of debt of $362.0 million, dividend payments of $17.5 million, repurchases of common stock of $15.0 million, a debt extinguishment payment of $8.4 million, and a contingent consideration payment of $2.5 million.

Contractual Obligations

The company believes the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be sufficient to meet its short-term and long-term cash requirements. Significant contractual obligations include principal and interest payments on long-term debt (Note 9) and operating lease commitments (Note 15).  We also have contractual purchase obligations of $125.7 million for 2022.

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

In 2021, we performed the qualitative goodwill test on all reporting units except on Europe, Middle East and Africa (EMEA) for which we performed a quantitative goodwill test. Our tests indicated that there was no goodwill impairment in any of our reporting units as of our annual assessment date.

We had goodwill of $193.1 million and $207.8 million at December 31, 2021 and 2020, respectively.

Income Taxes – We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions. We also establish reserves for uncertain tax matters that are complex in nature and uncertain as to the ultimate outcome. Although we believe that our tax return positions are fully supportable, we consider our ability to ultimately prevail in defending these matters when establishing these reserves. We adjust our reserves in light of changing facts and circumstances, such as the closing of a tax audit. We believe that our current reserves are adequate. However, the ultimate outcome may differ from our estimates and assumptions and could impact the income tax expense reflected in our consolidated statements of income.

Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our consolidated statements of income. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation allowance against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2021, a valuation allowance of $4.8 million was recorded against foreign and state tax credit carryforwards.

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

Interest Rate Risk – Our debt portfolio as of December 31, 2021, was comprised of debt predominately denominated in U.S. dollars. We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates that impact interest incurred. As of December 31, 2021, the Company's financial liabilities subject to changes in interest rates are $168.0 million of our revolving credit facility borrowings and $98.8 million of our term loan facility.  Assuming a hypothetical 50 basis point increase in short-term interest rates, with all other variables remaining constant, interest expense, net would have increased by approx. $1.0 million in 2021.

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

These contracts are carried at fair value and have maturities between one and 12 months. The gains and losses on these contracts generally approximate changes in the value of the related assets, liabilities or forecasted transactions. Some of the derivative instruments we enter into do not meet the criteria for cash flow hedge accounting treatment; therefore, changes in fair value are recorded in foreign currency transaction losses on our consolidated statements of income.

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between the Company and its subsidiaries. We maintain Euro to U.S. dollar foreign exchange cross-currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We entered into these foreign exchange cross-currency swaps to hedge the foreign currency-denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. We designated these cross-currency swaps as cash flow hedges. The hedged cash flows as of December 31, 2021 included €152.4 million of total notional value. As of December 31, 2021, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €2.4 million. The scheduled maturity and principal payment of the loan and related swaps of €150.0 million are due in April 2022. There were no new cross-currency swaps designated as cash flow hedges as of December 31, 2021. Based on the cash flow hedges outstanding as of December 31, 2021, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $17.0  million in the fair value of these contracts.

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

ITEM 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tennant Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tennant Company and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the two years in period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – EMEA Reporting Unit - Refer to Notes 1 and 8 of the consolidated financial statements

Critical Audit Matter Description

The Company’s annual evaluation of goodwill for impairment involved the comparison of the EMEA reporting unit’s fair value to its carrying value. The Company determined the fair value of the reporting unit using the combination of an income and a market approach. The income approach utilizes a discounted cash flow model which requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples.

The EMEA goodwill balance was $155.8 million as of December 31, 2021. The fair value of the EMEA reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized. Changes in these estimates and related assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

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

●

We evaluated the reasonableness of management’s forecasted revenue and profit margins by comparing the forecasts to (1) historical results, (2) internal communications between management and the Board of Directors, and (3) information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.

●

With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.

●

With the assistance of our fair value specialists, we evaluated the EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

February 24, 2022

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tennant Company.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tennant Company and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

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

February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Tennant Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, equity, and cash flows for the year ended December 31, 2019, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We have served as the Company’s auditor from 1954 to 2020

Minneapolis, Minnesota

February 27, 2020

Consolidated Statements of Income

TENNANT COMPANY AND SUBSIDIARIES

(In millions, except shares and per share data)

Years ended December 31	2021	2020	2019
Net sales	$1,090.8	$1,001.0	$1,137.6
Cost of sales	652.8	593.2	675.9
Gross profit	438.0	407.8	461.7
Selling and administrative expense	321.9	314.0	357.2
Research and development expense	32.2	30.1	32.7
Gain on sale of business	(9.8)	—	—
Operating income	93.7	63.7	71.8
Interest expense, net	(7.3)	(17.4)	(17.8)
Net foreign currency transaction loss	(0.7)	(5.3)	(0.7)
Loss on extinguishment of debt	(11.3)	—	—
Other (expense) income, net	(0.3)	0.1	0.7
Income before income taxes	74.1	41.1	54.0
Income tax expense	9.2	7.4	8.1
Net income including noncontrolling interest	64.9	33.7	45.9
Net income attributable to noncontrolling interest	—	—	0.1
Net income attributable to Tennant Company	$64.9	$33.7	$45.8

Net income attributable to Tennant Company per share:
Basic	$3.51	$1.84	$2.53
Diluted	$3.44	$1.81	$2.48

Weighted average shares outstanding:
Basic	18,499,674	18,349,724	18,118,486
Diluted	18,849,217	18,635,002	18,453,145

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

TENNANT COMPANY AND SUBSIDIARIES

(In millions)

Years ended December 31	2021	2020	2019
Net income including noncontrolling interest	$64.9	$33.7	$45.9
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of related tax benefits of $0.4, $0.8, and $0.1, respectively)	(16.9)	17.2	(4.4)
Pension and postretirement medical benefits (net of related tax benefit of $0.3, $0.3, and $0.1, respectively)	(0.4)	(1.0)	(0.4)
Cash flow hedge (net of tax benefit (expense) of $0.1, $(0.7), and $(1.1), respectively)	(0.5)	2.2	3.5
Total other comprehensive (loss) income, net of tax	(17.8)	18.4	(1.3)

Total comprehensive income including noncontrolling interest	47.1	52.1	44.6
Comprehensive income attributable to noncontrolling interest	—	—	0.1
Comprehensive income attributable to Tennant Company	$47.1	$52.1	$44.5

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

TENNANT COMPANY AND SUBSIDIARIES

(In millions, except shares and per share data)

December 31	2021	2020
ASSETS
Cash, cash equivalents, and restricted cash	$123.6	$141.0
Receivables, less allowances of $5.3 and $4.6, respectively	211.4	199.9
Inventories	160.6	127.7
Prepaid and other current assets	31.2	25.0
Total current assets	526.8	493.6
Property, plant and equipment, less accumulated depreciation of $258.4 and $252.0, respectively	172.8	185.5
Operating lease assets	41.3	44.5
Goodwill	193.1	207.8
Intangible assets, net	98.0	126.2
Other assets	29.7	25.0
Total assets	$1,061.7	$1,082.6
LIABILITIES AND TOTAL EQUITY
Current portion of long-term debt	$4.2	$10.9
Accounts payable	121.5	106.3
Employee compensation and benefits	60.6	53.7
Other current liabilities	104.0	83.4
Total current liabilities	290.3	254.3
Long-term debt	263.4	297.6
Long-term operating lease liabilities	25.4	28.7
Employee-related benefits	16.3	17.9
Deferred income taxes	20.6	39.1
Other liabilities	10.6	38.9
Total long-term liabilities	336.3	422.2
Total liabilities	626.6	676.5
Commitments and contingencies (Note 16)
Common stock, $0.375 par value per share, 60,000,000 shares authorized; 18,535,116 and 18,503,805 issued and outstanding, respectively	7.0	6.9
Additional paid-in capital	54.1	54.7
Retained earnings	410.6	363.3
Accumulated other comprehensive loss	(37.9)	(20.1)
Total Tennant Company shareholders' equity	433.8	404.8
Noncontrolling interest	1.3	1.3
Total equity	435.1	406.1
Total liabilities and total equity	$1,061.7	$1,082.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

TENNANT COMPANY AND SUBSIDIARIES

(In millions)

Years ended December 31	2021	2020	2019
OPERATING ACTIVITIES
Net income including noncontrolling interest	$64.9	$33.7	$45.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33.1	32.6	32.2
Amortization of intangible assets	20.0	20.8	22.2
Fair value step-up adjustment to acquired inventory	—	—	0.9
Deferred income taxes	(15.0)	(4.0)	(9.6)
Share-based compensation expense	9.5	6.0	11.4
Bad debt and returns expense	1.5	2.0	2.5
Gain on sale of business	(9.8)	—	—
Acquisition contingent consideration adjustment	0.7	(0.4)	(2.3)
Note receivable write-down	—	—	2.7
Loss on extinguishment of debt	11.3	—	—
Other, net	1.6	2.6	2.4
Changes in operating assets and liabilities:
Receivables	(20.3)	26.0	(8.5)
Inventories	(56.0)	18.3	(17.8)
Accounts payable	19.1	8.5	(7.5)
Employee compensation and benefits	8.3	(10.0)	4.5
Other assets and liabilities	0.5	(2.3)	(7.1)
Net cash provided by operating activities	69.4	133.8	71.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19.4)	(29.9)	(38.4)
Proceeds from disposals of property, plant and equipment	—	0.1	0.1
Proceeds from principal payments received on long-term note receivable	—	—	2.9
Acquisitions of businesses, net of cash acquired	—	—	(19.7)
Purchase of intangible asset	(0.1)	(0.1)	(0.5)
Proceeds from sale of business, net of cash divested	24.7	—	—
Investment in leased assets	(3.7)	—	—
Cash received from leased assets	0.2	—	—
Net cash provided by (used in) investing activities	1.7	(29.9)	(55.6)
FINANCING ACTIVITIES
Proceeds from borrowings	315.8	126.4	25.0
Repayments of borrowings	(362.0)	(157.5)	(41.8)
Debt extinguishment payment	(8.4)	—	—
Contingent consideration payments	(2.5)	—	—
Change in finance lease obligations	0.1	(0.2)	(0.2)
Proceeds from issuances of common stock	5.0	4.9	6.1
Purchase of noncontrolling owner interest	—	(0.1)	(0.5)
Dividends paid	(17.5)	(16.3)	(16.0)
Repurchases of common stock	(15.0)	—	—
Net cash used in financing activities	(84.5)	(42.8)	(27.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.0)	5.3	(0.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17.4)	66.4	(11.5)
Cash, cash equivalents and restricted cash at beginning of year	141.0	74.6	86.1
Cash, cash equivalents and restricted cash at end of year	$123.6	$141.0	$74.6

SUPPLEMENTAL CASH FLOW INFORMATION
Years ended December 31	2021	2020	2019
Cash paid for income taxes	$19.5	$12.0	$21.7
Cash paid for interest	$11.7	$18.3	$19.7
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	$3.7	$3.8	$3.9

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

TENNANT COMPANY AND SUBSIDIARIES

(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	18,125,201	$6.8	$28.5	$316.3	$(37.2)	$314.4	$1.9	$316.3
Net income	—	—	—	45.8	—	45.8	0.1	45.9
Other comprehensive loss	—	—	—	—	(1.3)	(1.3)	—	(1.3)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 12,198 shares	210,809	0.1	5.1	—	—	5.2	—	5.2
Share-based compensation	—	—	11.4	—	—	11.4	—	11.4
Dividends paid $0.88 per common share	—	—	—	(16.0)	—	(16.0)	—	(16.0)
Purchase of noncontrolling interests	—	—	0.5	—	—	0.5	(0.5)	—
Other	—	—	—	(0.1)	—	(0.1)	(0.1)	(0.2)
Balance, December 31, 2019	18,336,010	$6.9	$45.5	$346.0	$(38.5)	$359.9	$1.4	$361.3
Net income	—	—	—	33.7	—	33.7	—	33.7
Other comprehensive loss	—	—	—	—	18.4	18.4	—	18.4
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 20,494 shares	167,795	—	3.3	—	—	3.3	—	3.3
Share-based compensation	—	—	6.0	—	—	6.0	—	6.0
Dividends paid $0.89 per common share	—	—	—	(16.3)	—	(16.3)	—	(16.3)
Purchase of noncontrolling interests	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Other	—	—	—	(0.1)	—	(0.1)	(0.1)	(0.2)
Balance, December 31, 2020	18,503,805	$6.9	$54.7	$363.3	$(20.1)	$404.8	$1.3	$406.1
Net income	—	—	—	64.9	—	64.9	—	64.9
Other comprehensive income	—	—	—	—	(17.8)	(17.8)	—	(17.8)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 35,061 shares	228,293	0.1	4.9	—	—	5.0	—	5.0
Share-based compensation	—	—	9.5	—	—	9.5	—	9.5
Dividends paid $0.94 per common share	—	—	—	(17.5)	—	(17.5)	—	(17.5)
Repurchases of common stock	(196,982)	—	(15.0)	—	—	(15.0)	—	(15.0)
Other	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Balance, December 31, 2021	18,535,116	$7.0	$54.1	$410.6	$(37.9)	$433.8	$1.3	$435.1

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

1.	Operations and Summary of Significant Accounting Policies

Nature of Operations – Tennant Company ("the Company", "we", "us", or "our") is a world leader in designing, manufacturing and marketing solutions that empower customers to achieve quality cleaning performance, reduce environmental impact and help create a cleaner, safer, healthier world. The Company is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products, including floor maintenance and cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, and asset management solutions.

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

Reclassification – We reclassified $5.0 million of costs from selling and administrative expense to cost of sales in the consolidated statement of income for the year ended  December 31, 2020 as part of a global alignment of costs across all regions.

Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. The balance of cumulative foreign currency translation adjustments recorded within accumulated other comprehensive loss as of December 31, 2021, 2020 and 2019 was a net loss of $36.0 million, $19.1 million and $36.3 million, respectively. The majority of translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Net foreign currency transaction losses are included in total other expense, net.

Use of Estimates – The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. Actual results could differ from our estimates.

Cash and Cash Equivalents – We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash – We have a total of $0.5 million and $0.6 million as of December 31, 2021 and 2020 that serves as collateral backing certain bank guarantees and is therefore restricted. This money is invested in time deposits.

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

During the fourth quarter of 2021, we entered into a leasing and service transaction with a financing component with a large customer in Brazil. We recorded a $3.1 million financing receivable associated with the assets subject to the arrangements in other assets on the consolidated balance sheets. The financing arrangement is expected to last 8 years.

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

In 2021, we performed a qualitative goodwill test on all reporting units except on our Europe, Middle East and Africa (EMEA) reporting unit for which we performed the quantitative goodwill test. Our tests indicated that there was no goodwill impairment in any of our reporting units as of our annual assessment date.

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

Purchase of Common Stock – We repurchase our common stock under 2016 and 2015 repurchase programs authorized by our Board of Directors. These programs allow us to repurchase up to an aggregate of 1,193,414 shares of our common stock. Upon repurchase, the par value is charged to common stock and the remaining purchase price is charged to additional paid-in capital. If the amount of the remaining purchase price causes the additional paid-in capital account to be in a negative position, this amount is then reclassified to retained earnings. Common stock repurchased is included in shares authorized but is not included in shares outstanding.

Warranty – We record a liability for estimated warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. In the event we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. Warranty terms on machines range from one to four years. However, the majority of our claims are paid out within the first six to nine months following a sale. The majority of the liability for estimated warranty claims represents amounts to be paid out in the near term for qualified warranty issues, with immaterial amounts reserved to be paid out for older equipment warranty issues. Warranty costs are recorded as a component of selling and administrative expense in the consolidated statements of income.

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

We account for our foreign currency hedging instruments as either assets or liabilities on the consolidated balance sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Gains and losses from foreign exchange forward contracts that hedge certain balance sheet positions are recorded each period to net foreign currency transaction loss in our consolidated statements of income. Foreign exchange option contracts or forward contracts hedging forecasted foreign currency revenue are designated as cash flow hedges under accounting for derivative instruments and hedging activities, with gains and losses recorded each period to accumulated other comprehensive loss in our consolidated balance sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to net sales. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to net foreign currency transaction losses in our consolidated statements of income at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in net foreign currency transaction loss in our consolidated statements of income.

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

We generally expense the incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs relate primarily to sales commissions and are recorded in selling and administrative expense in the consolidated statements of income.

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

Share-Based Compensation – We account for share-based compensation awards on a fair value basis. The estimated grant date fair value of each option award is recognized in income on a straight-line basis over the requisite service period (generally the vesting period). The estimated fair value of each option award is calculated using the Black-Scholes option-pricing model. From time to time, we have elected to modify the terms of the original grant. These modified grants are accounted for as a new award and measured using the fair value method, resulting in the inclusion of additional compensation expense in our consolidated statements of income.

Restricted share awards and units are recorded as compensation cost over the requisite service periods based on the market value on the date of grant. To determine the amount of compensation cost to be recognized in each period for these awards and for option awards, we account for forfeitures as they occur.

Performance share awards are stock awards where the ultimate number of shares issued will be contingent on the Company’s performance against certain performance goals. The Compensation Committee has the ability to adjust performance goals or modify the manner of measuring or evaluating a performance goal using its discretion. The fair value of each PSU is based on the market value on the date of grant. We recognize expense related to the estimated vesting of our PSUs granted. The estimated vesting of the PSUs is based on the probability of achieving certain performance metrics over the specified performance period. To determine the amount of compensation cost to be recognized in each period, we estimate forfeitures.

Research and Development – Research and development costs are expensed as incurred.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, e-mail marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2021, 2020 and 2019, such activities amounted to $4.6 million, $5.0 million and $8.2 million, respectively.

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

Earnings Per Share – Basic earnings per share is computed by dividing net earnings attributable to Tennant Company by the weighted average shares outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive stock options, performance shares, restricted shares and restricted stock units. These are not included in our computation of diluted earnings per share if we have a net loss attributable to the Company in a reporting period or if the instrument's effects are anti-dilutive.

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

Defined Benefit Plans

In December 2020, we adopted ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans which updates disclosure requirements for defined benefit pension and other postretirement plans.  Adoption of this ASU did not have a material impact on our consolidated financial statements.

Reference Rate Reform

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

Disaggregation of Revenue

The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the years ended December 31:

Net sales by geographic area

	2021	2020	2019
Americas	$658.3	$631.0	$722.4
Europe, Middle East and Africa (EMEA)	331.9	278.2	307.6
Asia Pacific (APAC)	100.6	91.8	107.6
Total	$1,090.8	$1,001.0	$1,137.6

Net sales are attributed to each geographic area based on the end user country and are net of intercompany sales.

Net sales by groups of similar products and services

	2021	2020	2019
Equipment	$679.9	$629.7	$741.8
Parts and consumables	249.3	205.8	221.9
Specialty surface coatings(a)	1.5	22.7	25.7
Service and other	160.1	142.8	148.2
Total	$1,090.8	$1,001.0	$1,137.6

(a) On February 1, 2021, we sold our Coatings business. Further details regarding the sale are discussed in Note 5.

Net sales by sales channel

	2021	2020	2019
Sales direct to consumer	$692.4	$664.9	$750.9
Sales to distributors	398.4	336.1	386.7
Total	$1,090.8	$1,001.0	$1,137.6

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

The change in our sales incentive accrual balance for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Beginning balance	$12.1	$13.7
Additions to sales incentive accrual	38.0	18.2
Contract payments	(30.0)	(20.0)
Foreign currency fluctuations	(0.2)	0.2
Ending balance	$19.9	$12.1

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

The change in the deferred revenue balance for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Beginning balance	$9.3	$10.7
Increase in deferred revenue representing our obligation to satisfy future performance obligations	34.5	21.0
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(32.5)	(21.8)
Foreign currency fluctuations	(0.1)	(0.6)
Ending balance	$11.2	$9.3

As of December 31, 2021, $7.7 million and $3.5 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of this, we expect to recognize the following approximate amounts in net sales in the following periods:

2022	$7.7
2023	1.9
2024	1.1
2025	0.4
2026	0.1
Thereafter	—
Total	$11.2

As of December 31, 2020, $5.9 million and $3.4 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

4.	Management Actions

Restructuring Actions

In 2021, we implemented restructuring actions as part of our global reorganization efforts. The pre-tax charge of $4.1 million consisted of severance-related costs. Of these restructuring costs, $3.3 million were included in selling and administrative expense and $0.8 million were included in cost of sales in the consolidated statements of income in 2021. The charges primarily impacted the EMEA and APAC operating segments.

In 2020, we implemented several restructuring actions as part of our global reorganization efforts. The pre-tax charge of $8.6 million consisted of severance-related costs and $2.4 million of other costs. Of the restructuring costs, $7.1 million were included in selling and administrative expense and $1.5 million were included in cost of sales in the consolidated statements of income. The charges impacted all operating segments.

A reconciliation to the ending liability balance of severance and related costs as of December 31, 2021 is as follows:

	2021	2020
Beginning balance	$4.5	$4.5
New charges	4.1	6.2
Cash payments	(2.9)	(5.4)
Foreign currency adjustments	(0.2)	0.2
Adjustment to accrual	(0.6)	(1.0)
Ending balance	$4.9	$4.5

Other Actions

In 2019, we made the decision to exit certain product lines, and as a result, recorded $3.3 million in cost of sales to reflect our estimate of inventory that would not be sold. During the year ended December 31, 2020, we recorded an additional $1.7 million in cost of sales in the consolidated statements of income to reflect our estimate of inventory that would not be sold, all of which was recorded in the first quarter 2020.

During the second quarter of 2019, we recorded a $2.7 million write-down of a portion of a note receivable related to the divestiture of the Green Machine business to adjust the balance to net realizable value. This write-down was recorded in selling and administrative expense. In the third quarter of 2019, we collected the remaining balance of the note receivable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

5.	Acquisitions and Divestitures

Coatings

During the first quarter of 2021, we sold the Coatings business. The resulting pre-tax gain was $9.8 million and is reflected within gain on sale of business in the consolidated statements of income. Proceeds from sale of business, net of cash divested was $24.7 million.

Gaomei

On  January 4, 2019, we completed the acquisition of Hefei Gaomei Cleaning Machines Co., Ltd. and Anhui Rongen Environmental Protection Technology Co., Ltd. (collectively "Gaomei"), privately held designers and manufacturers of commercial cleaning solutions based in China. The financial results for Gaomei have been included in the consolidated financial results since the date of closing. The total purchase price included $22.4 million of payments and related adjustments paid in 2019 and contingent consideration payments totaling $2.5 million paid in 2021.

6.	Inventories

Inventories as of December 31 consisted of the following:

	2021	2020
Inventories carried at LIFO:
Finished goods(a)	$54.0	$42.4
Raw materials and work-in-process	42.4	21.6
Excess of FIFO over LIFO cost(b)	(43.0)	(31.4)
Total LIFO inventories	$53.4	$32.6

Inventories carried at FIFO:
Finished goods(a)	$53.8	$55.0
Raw materials and work-in-process	53.4	40.1
Total FIFO inventories	$107.2	$95.1
Total inventories	$160.6	$127.7

(a)	Finished goods include machines, parts and consumables and component parts that are used in our products.
(b)	The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

7.	Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation, including equipment under finance leases, as of December 31, consisted of the following:

	2021	2020
Property, plant and equipment:
Land	$21.7	$23.3
Buildings and improvements	125.7	131.5
Machinery and manufacturing equipment	152.6	157.0
Office equipment	125.2	118.0
Construction in progress	6.0	7.7
Total property, plant and equipment	431.2	437.5
Less: accumulated depreciation	(258.4)	(252.0)
Property, plant and equipment, net	$172.8	$185.5

Depreciation expense was $33.1 million in 2021, $32.6 million in 2020 and $32.2 million in 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

8.	Goodwill and Intangible Assets

For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America, Latin America, EMEA and APAC. In 2021, the Coatings reporting unit was sold and is no longer considered a reporting unit.

We have the option of first analyzing qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount, and in 2021 we performed the qualitative goodwill test on all reporting units except for EMEA, for which we performed a quantitative goodwill test. In 2020, we elected to perform the quantitative goodwill test on all reporting units. Based on our analysis, we determined that there was no goodwill impairment as of December 31, 2021 and 2020.

The changes in the carrying amount of goodwill are as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2021	$233.9	$(40.8)	$193.1
Divestiture	(1.7)	—	(1.7)
Foreign currency fluctuations	(13.9)	0.9	(13.0)
Balance as of December 31, 2020	$249.5	$(41.7)	$207.8
Foreign currency fluctuations	14.4	(1.7)	12.7
Balance as of December 31, 2019	$235.1	$(40.0)	$195.1

The balances of acquired intangible assets, excluding goodwill, are as follows:

	Customer	Trade
	Lists	Names	Technology	Total
Balance as of December 31, 2021
Original cost	$155.4	$30.3	$17.0	$202.7
Accumulated amortization	(80.0)	(13.9)	(10.8)	(104.7)
Carrying amount	$75.4	$16.4	$6.2	$98.0
Weighted-average original life (in years)	15	11	11

Balance as of December 31, 2020
Original cost	$166.2	$34.4	$17.9	$218.5
Accumulated amortization	(70.3)	(12.3)	(9.7)	(92.3)
Carrying amount	$95.9	$22.1	$8.2	$126.2
Weighted-average original life (in years)	15	11	11

In 2021, we divested identified intangible assets, excluding goodwill, with a carrying value of $0.9 million and $1.4 million in the categories of customer lists and trade names, respectively, as a result of the sale of the Coatings business discussed in Note 5.

Amortization expense of intangible assets was $20.0 million, $20.8 million and $22.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated aggregate amortization expense based on the current carrying amount of amortizable intangible assets for each of the five succeeding years is as follows:

2022	$16.9
2023	15.4
2024	13.9
2025	12.5
2026	11.1
Thereafter	28.2
Total	$98.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

9.	Debt

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Debt outstanding as of December 31 consisted of the following:

	2021	2020
Senior unsecured notes	$—	$300.0
Credit facility borrowings:
Revolving credit facility borrowings	168.0	10.0
Term loan facility borrowings	98.8	—
Secured borrowings	0.7	1.5
Finance lease liabilities	0.1	0.1
Unamortized debt issuance costs	—	(3.1)
Total debt	267.6	308.5
Less: current portion of long-term debt(a)	(4.2)	(10.9)
Long-term debt	$263.4	$297.6

(a)	As of December 31, 2021, the Company is required to repay $3.8 million in outstanding credit facility borrowings and $0.4 million of current maturities of secured borrowings over the next 12 months.

As of December 31, 2021, we had outstanding borrowings of $98.8 million and $168.0 million under our term loan facility and revolving facility, respectively. We had letters of credit and bank guarantees outstanding in the amount of $2.9 million, leaving approximately $279.1 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the year ended December 31, 2021 were $0.6 million. The overall weighted average cost of debt is approximately 1.3% and net of a related cross-currency swap instrument is approximately 0.3%. Further details regarding the cross-currency swap instrument are discussed in Note 11.

The aggregate maturities of our outstanding debt, excluding unamortized debt issuance costs, as of December 31, 2021, are as follows:

2022	$4.2
2023	5.3
2024	6.3
2025	8.8
2026	243.0
Thereafter	—
Total aggregate maturities	$267.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

10.	Other Current Liabilities

Other current liabilities as of December 31 consisted of the following:

	2021	2020
Other current liabilities:
Taxes	$13.8	$12.5
Warranty	10.4	11.1
Deferred revenue	7.7	5.9
Customer sales incentives	19.9	12.1
Freight	7.1	4.6
Restructuring	4.9	4.5
Operating leases	16.4	16.3
Cash flow hedge liabilities	10.4	—
Miscellaneous accrued expenses	13.4	16.4
Total other current liabilities	$104.0	$83.4

11.	Derivatives

Hedge Accounting and Hedging Programs

We recognize all derivative instruments as either assets or liabilities in our consolidated balance sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

We evaluate hedge effectiveness on our hedges that are designated and qualify for hedge accounting at the inception of the hedge prospectively, as well as retrospectively, and record any ineffective portion of the hedging instruments in net foreign currency transaction loss on our consolidated statements of income. The time value of purchased contracts is recorded in net foreign currency transaction loss in our consolidated statements of income.

Our hedging policy establishes maximum limits for each counterparty to mitigate any concentration of risk.

Balance Sheet Hedging

Hedges of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency-denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction losses in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At  December 31, 2021 and December 31, 2020, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $45.0 million and $57.3 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Cash Flow Hedging

Hedges of Forecasted Foreign Currency Transactions

In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency-denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. As of December 31, 2021, we have no outstanding foreign currency forward contracts or foreign currency option contracts designated as cash flow hedges. As of December 31, 2020, the notional amount of outstanding foreign currency forward contracts designated as cash flow hedges was $2.7 million, and the notional amount of outstanding foreign currency option contracts designated as cash flow hedges was $8.2 million.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between the Company and its subsidiaries. We entered into Euro to U.S. dollar foreign exchange cross-currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency-denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as cash flow hedges. The hedged cash flows as of December 31, 2021 and December 31, 2020 included €152.4 million and €159.6 million of total notional value. As of December 31, 2021, the aggregate scheduled interest payments over the course of the loan and related swaps amounted to €2.4 million. The scheduled maturity and principal payment of the loan and related swaps of €150.0 million are due in April 2022. There were no new cross-currency swaps designated as cash flow hedges as of December 31, 2021.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the fair value of these cash flow hedges in accumulated other comprehensive loss in our consolidated balance sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to net sales. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to net foreign currency transaction losses in our consolidated statements of income at that time. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in net foreign currency transaction losses in our consolidated statements of income.

The fair value of derivative instruments on our consolidated balance sheets as of December 31 consisted of the following:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	December 31, 2021	December 31, 2020	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign currency forward contracts(a)	Other current assets	$—	$1.9	Other current liabilities	$10.4	$—
Foreign currency forward contracts(a)	Other assets	—	—	Other liabilities	—	24.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(a)	Other current assets	0.3	0.4	Other current liabilities	0.4	0.7

(a)

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

As of December 31, 2021, we anticipate reclassifying approximately $0.4 million of gains from accumulated other comprehensive loss to net income during the next 12 months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The following tables include the amounts in the consolidated statements of income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the years ended December 31, 2021 and December 31, 2020:

	2021		2020
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net sales	$1,090.8	$(0.4)	$1,001.0	$(0.2)
Interest expense, net	(7.3)	2.4	(17.4)	2.7
Net foreign currency transaction loss	(0.7)	12.7	(5.3)	(15.0)

The effect of foreign currency derivative instruments designated as cash flow hedges and foreign currency derivative instruments not designated as hedges in our consolidated statements of income for the three years ended December 31 were as follows:

	2021		2020		2019
	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts	Foreign Currency Option Contracts	Foreign Currency Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in other comprehensive (loss) income, net of tax(a)	$—	$10.8	$(0.1)	$(7.4)	$(0.3)	$8.6
Net loss reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net sales	—	(0.3)	—	(0.1)	—	—
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest income	—	1.9	—	2.0	—	2.2
Net gain (loss) reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction losses	—	9.7	—	(11.6)	—	2.6
Derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings(b)	—	2.5	—	(5.0)	—	(1.3)

(a)	Net change in the fair value of the effective portion classified in other comprehensive (loss) income.
(b)	Classified in net foreign currency transaction losses.

12.	Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Our population of assets and liabilities subject to fair value measurements as of December 31, 2021 were as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$0.9	—	$0.9	—
Total assets	0.9	—	0.9	—
Liabilities:
Foreign currency forward exchange contracts	11.4	—	11.4	—
Total liabilities	$11.4	—	$11.4	$—

Our population of assets and liabilities subject to fair value measurements as of December 31, 2020 were as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$3.0	—	$3.0	—
Total assets	3.0	—	3.0	—
Liabilities:
Foreign currency forward exchange contracts	25.5	—	25.5	—
Contingent consideration	1.8	—	—	1.8
Total liabilities	$27.3	—	$25.5	$1.8

Our foreign currency forward exchange and option contracts are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our foreign currency forward exchange and option contracts are discussed in Note 11.

Contingent consideration is valued using a probability-weighted analysis of projected gross profit and integration milestones. Contingent consideration payments totaling $2.5 million were paid in 2021.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, receivables, other current assets, accounts payable and other current liabilities approximate fair value due to their short-term nature.

The fair value and carrying value of total debt, including current portion, was $271.2 million and $267.6 million, respectively, as of December 31, 2021. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

13.	Retirement Benefit Plans

Substantially all U.S. employees are covered by various retirement benefit plans, including defined contribution savings plans and postretirement medical plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our plans was $14.8 million, $12.3 million and $13.7 million in 2021, 2020 and 2019, respectively.

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

Our defined contribution savings plan (“401(k) plan”) covers substantially all U.S. employees. Under this plan, we match up to 3% of the employee’s annual compensation in cash to be invested per their election. We also make a profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial performance and can be funded in the form of Tennant stock, cash or a combination of both. Expenses for the 401(k) plan were $8.7 million, $7.2 million and $9.8 million during 2021, 2020 and 2019, respectively.

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

We expect to contribute approximately $0.1 million to our U.S. Nonqualified Plan and $0.7 million to our U.S. Retiree Plan in 2022. We expect contributions to our U.K. Pension Plan, German Pension Plan and Italian Pension Plans to be less than $0.1 million in 2022.

Weighted-average asset allocations by asset category of the U.K. Pension Plan as of December 31, 2021 is as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment account held by pension plan(a)	$12.9	$—	$—	$12.9
Total	$12.9	$—	$—	$12.9

(a)	This category is comprised of investments in insurance contracts.

Weighted-average asset allocations by asset category of the U.K. Pension Plan as of December 31, 2020 is as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment account held by pension plan(a)	$13.3	—	—	$13.3
Total	$13.3	$—	$—	$13.3

(a)	This category is comprised of investments in insurance contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Estimates of the fair value of the U.K. Pension Plan and the Tennant Company Retirement Savings Plan assets are based on the framework established in the accounting guidance for fair value measurements. A brief description of the three levels can be found in Note 12. The Investment Account held by the U.K. Pension Plan invests in insurance contracts for purposes of funding the U.K. Pension Plan and is classified as Level 3. The fair value of the Investment Account is the cash surrender values as determined by the provider which are the amounts the plan would receive if the contracts were cashed out at year-end. The underlying assets held by these contracts are primarily invested in assets traded in active markets.

A reconciliation of the beginning and ending balances of the Level 3 investments of our U.K. Pension Plan during the years ended December 31 is as follows:

	2021	2020
Fair value at beginning of year	$13.3	$12.2
Purchases, sales, issuances and settlements, net	0.2	0.1
Net (loss) gain	(0.4)	0.6
Foreign currency	(0.2)	0.4
Fair value at end of year	$12.9	$13.3

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

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

			Non-U.S.		Postretirement
	U.S. Nonqualified Plan		Pension Benefits		Medical Benefits
	2021	2020	2021	2020	2021	2020
Discount rate	2.54%	2.06%	1.59%	1.05%	2.53%	2.07%
Rate of compensation increase	—%	—%	—%	—%	—%	—%

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 are as follows:

				Non-U.S.			Postretirement
	U.S. Nonqualified Plan			Pension Benefits			Medical Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.06%	3.01%	3.95%	1.05%	1.42%	1.92%	2.07%	3.06%	3.95%
Expected long-term rate of return on plan assets	—%	—%	—%	2.70%	3.30%	3.80%	—%	—%	—%
Rate of compensation increase	—%	—%	—%	—%	—%	—%	—%	—%	—%

The discount rate is used to discount future benefit obligations back to today’s dollars. Our discount rates were determined based on high-quality fixed income investments. The resulting discount rates are consistent with the duration of plan liabilities. The Mercer Above Mean Yield Curve for high-quality corporate bonds is used in determining the discount rate for the U.S. Nonqualified Plan in 2021. The Mercer Yield Curve is used in determining the discount rate for the Non-U.S. Plans in 2021. Before 2019, the FTSE (formerly known as Citigroup) Above Median Spot rates for high-quality corporate bonds were used in determining the discount rate for the U.S. Plans. Before 2021, the iBoxx € Corporates AA 7-10 and iBoxx € Corporates AA 10+ Benchmark was used to determine the discount rate for the Italian Pension Plan. The expected return on assets assumption on the investment portfolios for the pension plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return.

The accumulated benefit obligations as of December 31 for all defined benefit plans are as follows:

	2021	2020
U.S. Nonqualified Plan	$1.1	$1.2
U.K. Pension Plan	11.4	12.2
German Pension Plan	1.0	1.2
Italian Pension Plan	3.7	4.2

Information for our plans with an accumulated benefit obligation in excess of plan assets as of December 31 is as follows:

	2021	2020
Accumulated benefit obligation	$5.8	$6.6
Fair value of plan assets	—	—

As of December 31, 2021 and 2020, the U.S. Nonqualified, the German Pension and the Italian Pension Plans had an accumulated benefit obligation in excess of plan assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Information for our plans with a projected benefit obligation in excess of plan assets as of December 31 is as follows:

	2021	2020
Projected benefit obligation	$5.8	$6.6
Fair value of plan assets	—	—

As of December 31, 2021 and 2020, the U.S. Nonqualified, the German Pension and the Italian Pension Plans had a projected benefit obligation in excess of plan assets.

Assumed healthcare cost trend rates as of December 31 are as follows:

	2021	2020
Healthcare cost trend rate assumption for the next year Pre-65	5.40%	5.90%
Healthcare cost trend rate assumption for the next year Post-65	5.90%	6.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.50%
Year that the rate reaches the ultimate trend rate	2045	2037

Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

			Non-U.S.		Postretirement
	U.S. Nonqualified Plan		Pension Benefits		Medical Benefits
	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$1.2	$1.3	$17.6	$15.7	$7.3	$7.8
Service cost	—	—	—	—	0.1	0.1
Interest cost	0.1	—	0.2	0.2	0.1	0.2
Actuarial loss (gain)	—	—	(0.6)	1.7	0.6	(0.3)
Foreign exchange	—	—	(0.4)	0.8	—	—
Settlement	—	—	(0.3)	—	—	—
Benefits paid	(0.2)	(0.1)	(0.3)	(0.8)	(1.1)	(0.5)
Benefit obligation at end of year	$1.1	$1.2	$16.2	$17.6	$7.0	$7.3
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$—	$—	$13.3	$12.2	$—	$—
Actual return on plan assets	—	—	(0.4)	0.6	—	—
Employer contributions	0.1	0.1	0.8	0.9	1.0	0.5
Foreign exchange	—	—	(0.2)	0.4	—	—
Settlement	—	—	(0.3)	—	—	—
Benefits paid	(0.1)	(0.1)	(0.3)	(0.8)	(1.0)	(0.5)
Fair value of plan assets at end of year	—	—	12.9	13.3	—	—
Funded status at end of year	$(1.1)	$(1.2)	$(3.3)	$(4.3)	$(7.0)	$(7.3)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent other assets	$—	$—	$1.4	$1.1	$—	$—
Current liabilities	(0.1)	(0.1)	(0.2)	—	(0.7)	(0.7)
Long-term liabilities	(1.0)	(1.1)	(4.5)	(5.4)	(6.3)	(6.6)
Net accrued liability	$(1.1)	$(1.2)	$(3.3)	$(4.3)	$(7.0)	$(7.3)
Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost	$—	$—	$(0.2)	$(0.2)	$—	$—
Net actuarial (loss) gain	(0.9)	(0.9)	(2.1)	(2.0)	0.2	0.8
Accumulated other comprehensive (loss) income	$(0.9)	$(0.9)	$(2.3)	$(2.2)	$0.2	$0.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The components of the net periodic benefit cost (credit) for the three years ended December 31 were as follows:

				Non-U.S.			Postretirement
	U.S. Nonqualified Plan			Pension Benefits			Medical Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$—	$—	$—	$0.1	$0.1	$—
Interest cost	0.1	—	0.1	0.2	0.2	0.3	0.1	0.2	0.3
Expected return on plan assets	—	—	—	(0.4)	(0.3)	(0.4)	—	—	—
Amortization of net actuarial loss (gain)	—	0.1	—	0.1	—	—	—	—	(0.1)
Net periodic benefit cost (credit)	$0.1	$0.1	$0.1	$(0.1)	$(0.1)	$(0.1)	$0.2	$0.3	$0.2

The changes in accumulated other comprehensive loss for the three years ended December 31 were as follows:

				Non-U.S.			Postretirement
	U.S. Nonqualified Plan			Pension Benefits			Medical Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Prior service cost	$—	$—	$—	$—	$0.1	$—	$—	$—	$—
Net actuarial loss (gain)	—	—	0.1	0.2	1.6	0.4	0.6	(0.3)	(0.1)
Amortization of net actuarial (loss) gain	—	(0.1)	—	(0.1)	—	—	—	—	0.1
Total recognized in other comprehensive (income) loss	$—	$(0.1)	$0.1	$0.1	$1.7	$0.4	$0.6	$(0.3)	$—
Total recognized in net benefit cost (credit) and other comprehensive loss (income)	$0.1	$—	$0.2	$—	$1.6	$0.3	$0.8	$—	$0.2

The following benefit payments, which reflect expected future service, are expected to be paid:

	U.S.	Non-U.S.	Postretirement
	Nonqualified Plan	Pension Benefits	Medical Benefits
2022	$0.1	$0.6	$0.7
2023	0.1	0.6	0.7
2024	0.1	0.6	0.7
2025	0.1	0.6	0.6
2026	0.1	0.6	0.6
2027 to 2030	0.4	3.5	2.5
Total	$0.9	$6.5	$5.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

14.	Shareholders' Equity

Authorized Shares

We are authorized to issue an aggregate of 60,000,000 shares, all of which are designated as Common Stock having a par value of $0.375 per share. The Board of Directors is authorized to establish one or more series of preferred stock, setting forth the designation of each such series, and fixing the relative rights and preferences of each such series.

Accumulated Other Comprehensive Loss

The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Medical Benefits	Cash Flow Hedge	Total
December 31, 2019	$(36.3)	$(0.7)	$(1.5)	$(38.5)
Other comprehensive income (loss) before reclassifications	17.2	(1.0)	(7.5)	8.7
Amounts reclassified from accumulated other comprehensive loss	—	—	9.7	9.7
Net current period other comprehensive income (loss)	17.2	(1.0)	2.2	18.4
December 31, 2020	$(19.1)	$(1.7)	$0.7	$(20.1)
Other comprehensive (loss) income before reclassifications	(16.9)	(0.4)	10.8	(6.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	(11.3)	(11.3)
Net current period other comprehensive loss	(16.9)	(0.4)	(0.5)	(17.8)
December 31, 2021	$(36.0)	$(2.1)	$0.2	$(37.9)

Accumulated other comprehensive loss associated with pension and postretirement benefits and cash flow hedges is included in Notes 13 and 11, respectively.

Repurchase of Common Stock

The Board of Directors has authorized the repurchase of 1,193,414 of our common stock. During the year ended December 31, 2021, the Company paid $15.0 million to repurchase 196,982 shares of its common stock at an average price of $76.13 per share. As of December 31, 2021, 1,193,414 shares were available to be repurchased. There were no share repurchases during the year ended December 31, 2020.

15.	Leases

We lease facilities, vehicles and equipment under the operating lease agreements, which include both monthly and longer-term arrangements.

Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of December 31, 2021, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $12.6 million, of which we have guaranteed $9.3 million.

The lease assets and liabilities as of December 31 are as follows:

Leases	Classification	2021	2020
Assets
Operating lease assets	Operating lease assets	$41.3	$44.5
Finance lease assets	Property, plant and equipment(a)	0.1	0.1
Total leased assets		$41.4	$44.6
Liabilities
Current:
Operating	Other current liabilities	$16.4	$16.3
Finance	Current portion of long-term debt	—	0.1
Noncurrent:
Operating	Long-term operating lease liabilities	25.4	28.7
Finance	Long-term debt	0.1	—
Total lease liabilities		$41.9	$45.1

(a)	Finance lease assets are recorded net of accumulated amortization of less than $0.1 million and $0.2 million as of December 31, 2021 and December 31, 2020, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The lease cost for the three years ended December 31 was as follows:

Lease Cost	2021	2020	2019
Operating lease cost(a)	$26.6	$25.1	$27.5
Finance lease cost(b)	0.1	0.2	0.3
Total lease cost	$26.7	$25.3	$27.8

(a)	Includes short-term lease costs of $4.0 million and $3.5 million and variable lease costs of $2.2 million and $1.6 million for the years ended December 31, 2021 and December 31, 2020, respectively.
(b)	Includes amortization of leased assets and interest on lease liabilities.

The maturity of lease liabilities as of December 31, 2021 was as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2022	$17.5	$—	$17.5
2023	14.1	0.1	14.2
2024	7.7	—	7.7
2025	2.9	—	2.9
2026	1.1	—	1.1
Thereafter	0.8	—	0.8
Total lease payments	$44.1	$0.1	$44.2
Less: Interest	(2.3)	—	(2.3)
Present value of lease liabilities	$41.8	$0.1	$41.9

The lease term and discount rate as of December 31 were as follows:

Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years):
Operating leases	3.0	3.4
Finance leases	4.2	1.0
Weighted-average discount rate:
Operating leases	3.5%	3.8%
Finance leases	2.2%	2.5%

Other information related to cash paid related to lease liabilities and lease assets obtained for the years ended December 31 was as follows:

Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20.2	$19.7
Financing cash flows from finance leases	0.1	0.1
Lease assets obtained in exchange for new finance lease liabilities	0.1	—
Lease assets obtained in exchange for new operating lease liabilities	15.7	14.8

16.	Commitments and Contingencies

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

17.	Income Taxes

Income (loss) before income taxes for the three years ended December 31 was as follows:

	2021	2020	2019
U.S. operations	$47.5	$46.6	$50.1
Foreign operations	26.6	(5.5)	3.9
Total	$74.1	$41.1	$54.0

Income tax expense (benefit) for the three years ended December 31 was as follows:

	2021	2020	2019
Current:
Federal	$11.1	$4.2	$9.6
Foreign	11.2	3.8	5.6
State	1.9	1.8	2.1
Total current	$24.2	$9.8	$17.3
Deferred:
Federal	$0.6	$4.4	$(2.4)
Foreign	(15.5)	(6.9)	(6.7)
State	(0.1)	0.1	(0.1)
Total deferred	$(15.0)	$(2.4)	$(9.2)
Total:
Federal	$11.7	$8.6	$7.2
Foreign	(4.3)	(3.1)	(1.1)
State	1.8	1.9	2.0
Total income tax expense	$9.2	$7.4	$8.1

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $83.9 million of undistributed earnings from foreign subsidiaries to the United States as those earnings continue to be permanently reinvested.

Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31 as follows:

	2021	2020	2019
Tax at statutory rate	21.0%	21.0%	21.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	2.2	3.5	1.9
Effect of foreign operations	(6.3)	(3.7)	3.5
Effect of changes in valuation allowances	(4.5)	0.5	(9.7)
Excess tax benefits on share-based compensation	1.8	2.1	2.5
Share-based payments	(0.9)	(0.9)	(2.0)
Research and development credit	(1.4)	(3.3)	(1.9)
Other, net	0.6	(1.3)	(0.2)
Effective income tax rate	12.5%	17.9%	15.1%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

Deferred tax assets and liabilities were comprised of the following as of December 31:

	2021	2020
Deferred tax assets:
Inventory	$3.7	$4.5
Compensation and employee benefits	14.8	14.0
Warranty reserves	2.2	2.3
Allowance for doubtful accounts and deferred revenue	2.3	2.3
Operating lease liabilities	8.2	11.2
Tax loss carryforwards	7.7	9.6
Tax credit carryforwards	4.5	3.6
Other	0.7	2.5
Gross deferred tax assets	$44.1	$50.0
Less: valuation allowance	(4.8)	(7.5)
Total net deferred tax assets	$39.3	$42.5
Deferred tax liabilities:
Operating lease assets	$8.1	$11.2
Fixed assets	13.0	14.0
Goodwill and intangible assets	23.0	41.5
Total deferred tax liabilities	$44.1	$66.7
Net deferred tax liabilities	$(4.8)	$(24.2)

Tax credit carryforwards consist of $3.2 million U.S. federal and state tax credits and $1.3 million of Netherlands tax credits. We have non-U.S. cumulative tax losses of $30.8 million in various countries. Cumulative losses can be used to offset the income tax liabilities on future income in these countries. $30.8 million of these losses have unlimited carryforward periods. Less than $0.1 million of these losses have a limited carryforward period.

The valuation allowance as of December 31, 2021 principally applies to tax credit carryforwards in the Netherlands and certain U.S. states which, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense. As of December 31, 2021, we believe it is more likely than not that the remainder of our deferred tax assets are realizable. We recorded a net valuation allowance release in 2021 of $2.7 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.  The net decrease in the valuation allowance was primarily driven by a law change in the Netherlands providing an unlimited carryover period for net operating losses.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
Beginning balance	$6.4	$7.5
(Decreases) increases as a result of tax positions taken during a prior period	(0.1)	0.3
Increases as a result of tax positions taken during the current year	0.5	0.4
Decreases relating to settlement with tax authorities	—	(0.8)
Decreases as a result of a lapse of the applicable statute of limitations	(2.1)	(1.4)
Increases as a result of foreign currency fluctuations	—	0.4
Ending balance	$4.7	$6.4

Included in the balance of unrecognized tax benefits as of December 31, 2021 and 2020 are potential benefits of $4.5 million and $6.3 million, respectively, that if recognized, would affect the effective tax rate.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the liability of $4.7 million and $6.4 million for unrecognized tax benefits as of December 31, 2021 and 2020, there was approximately $0.7 million and $0.7 million, respectively, for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2018. The number of years which remain open for audit for U.S. state or foreign tax purposes varies by jurisdiction but generally ranges from 3-5 years. We are currently undergoing income tax examinations in various foreign jurisdictions. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

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

As of December 31, 2021, there were 1,079,434 shares reserved for issuance under the 2007 Plan, the 2010 Plan and the 2017 Plan for outstanding compensation awards. There were 1,546,609 shares available for issuance under the 2020 Plan for current and future equity awards as of December 31, 2021. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.

We recognized total share-based compensation expense of $9.5 million, $6.0 million and $11.4 million, respectively, during the years ended 2021, 2020 and 2019. The total excess tax benefit recognized for share-based compensation arrangements during the years ended 2021, 2020 and 2019 was $0.7 million, $0.3 million and $1.1 million, respectively.

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

The following table illustrates the valuation assumptions used for the 2021, 2020 and 2019 grants:

	2021	2020	2019
Expected volatility	34 - 35%	27 - 32%	26 - 27%
Weighted-average expected volatility	35%	27%	26%
Expected dividend yield	1.3 - 1.4%	1.3%	1.2 - 1.4%
Weighted-average expected dividend yield	1.4%	1.3%	1.2%
Expected term, in years	5	5	5
Risk-free interest rate	0.8 - 0.9%	0.3 - 1.3%	1.6 - 2.5%

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

The following table summarizes the activity during the year ended December 31, 2021 for stock option awards:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	990,663	$62.90
Granted	73,274	79.14
Exercised	(147,890)	51.88
Forfeited	(5,912)	64.42
Expired	(863)	73.72
Outstanding at end of year	909,272	$65.98
Exercisable at end of year	743,371	$64.03

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $22.01, $18.45 and $15.37, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $3.9 million, $3.3 million and $6.8 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2021 was $13.8 million and $12.7 million, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2021 was 5.4 years and 4.8 years, respectively. As of December 31, 2021, there was unrecognized compensation cost for nonvested options of $1.2 million, which is expected to be recognized over a weighted-average period of 1.4 years.

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

The following table summarizes the activity during the year ended December 31, 2021 for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	94,043	$55.81
Granted	16,863	79.34
Vested	(19,332)	59.81
Forfeited	—	—
Nonvested at end of year	91,574	$59.30

The total fair value of restricted shares vested during the years ended December 31, 2021, 2020 and 2019 was $1.2 million, $0.7 million and $1.0 million, respectively. As of December 31, 2021, there was $1.2 million of total unrecognized compensation cost related to nonvested restricted shares which is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table summarizes the activity during the year ended December 31, 2021 for nonvested performance share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	124,219	$69.68
Granted	57,195	78.39
Vested	(43,621)	67.88
Forfeited	(7,441)	72.25
Nonvested at end of year	130,352	$73.96

During the year ended December 31, 2020, 29,595 performance shares vested. No performance shares vested during the year ended December 31, 2019. As of December 31, 2021, we expect to recognize $3.4 million of total compensation costs over a weighted-average period of 1.8 years.

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

The following table summarizes the activity during the year ended December 31, 2021 for nonvested restricted stock units:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	97,485	$64.95
Granted	61,121	82.44
Vested	(54,752)	59.28
Forfeited	(12,883)	79.44
Nonvested at end of year	90,971	$78.06

The total fair value of shares vested during the years ended  December 31, 2021, 2020 and 2019 was $3.2 million, $2.6 million, and $2.2 million, respectively. As of December 31, 2021, there was $3.6 million of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 1.5 years.

Share-Based Liabilities

As of December 31, 2021 and 2020, we had $0.3 million and $0.3 million in total share-based liabilities recorded on our consolidated balance sheets, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except shares and per share data)

19.	Income Attributable to Tennant Company Per Share

The computations of basic and diluted earnings attributable to Tennant Company per share for the years ended December 31 were as follows:

	2021	2020	2019
Numerator:
Net income attributable to Tennant Company	$64.9	$33.7	$45.8
Denominator:
Basic - weighted average shares outstanding	18,499,674	18,349,724	18,118,486
Effect of dilutive securities	349,543	285,278	334,659
Diluted - weighted average shares outstanding	18,849,217	18,635,002	18,453,145
Basic earnings per share attributable to Tennant Company	$3.51	$1.84	$2.53
Diluted earnings per share attributable to Tennant Company	$3.44	$1.81	$2.48

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 171,273, 610,118 and 552,402 shares of common stock during 2021, 2020 and 2019, respectively. These exclusions were made if the exercise prices of these options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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

The following table presents net sales by geographic area for the three years ended December 31:

	2021	2020	2019
Net Sales:
United States	$566.4	$546.2	$609.6
Other Americas	91.9	84.8	112.8
Americas	658.3	631.0	722.4
Europe, Middle East, Africa	331.9	278.2	307.6
Asia Pacific	100.6	91.8	107.6
Total	$1,090.8	$1,001.0	$1,137.6

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

The following table presents long-lived assets by geographic area as of December 31:

	2021	2020	2019
Long-lived assets:
United States	$106.6	$121.9	$114.5
Other Americas	18.8	14.7	12.8
Americas	125.4	136.6	127.3
Italy	280.4	321.5	325.2
Other Europe, Middle East, Africa	36.2	34.0	28.6
Europe, Middle East, Africa	316.6	355.5	353.8
Asia Pacific	35.8	37.5	36.6
Total	$477.8	$529.6	$517.7

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

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

  For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that our internal control over financial reporting was effective as of December 31, 2021.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 and has issued a report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company's internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B – Other Information

None.

ITEM 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

Information required under this item with respect to directors is contained in the sections entitled “Board of Directors” as part of our 2022 Proxy Statement and is incorporated herein by reference. See also Item 1, Information About Our Executive Officers in Part I hereof.

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

ITEM 11 – Executive Compensation

Information required under this item is contained in the sections entitled “Director Compensation," “Executive Compensation Information,” and "Pay Ratio" as part of our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required under this item is contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" as part of our 2022 Proxy Statement and are incorporated herein by reference.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

Information required under this item is contained in the sections entitled “Director Independence” and “Related-Person Transaction Approval Policy” as part of our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

Information required under this item is contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firm” as part of our 2022 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

A.	The following documents are filed as a part of this report:

1.	Financial Statements

Consolidated financial statements and related notes, together with the reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (PCAOB ID No. 34) and KPMG LLP, Independent Registered Public Accounting Firm (PCAOB ID No. 185), appear in Part II Item 8. Financial Statements and Supplementary Data of this Form 10-K.

2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

(In millions)	2021	2020	2019
Allowance for doubtful accounts:
Balance at beginning of year	$4.6	$3.6	$2.5
Charged to costs and expenses	1.5	2.2	2.5
Reclassification(a)	—	—	0.5
Charged to other accounts(b)	0.3	—	—
Deductions(c)	(1.1)	(1.2)	(1.9)
Balance at end of year	$5.3	$4.6	$3.6
Sales returns reserve:
Balance at beginning of year	$1.0	$1.2	$1.3
Charged to costs and expenses	0.1	0.2	0.1
Deductions(c)	(0.1)	(0.4)	(0.2)
Balance at end of year	$1.0	$1.0	$1.2
Allowance for excess and obsolete inventories:
Balance at beginning of year	$13.6	$9.8	$5.6
Charged to costs and expenses	1.7	4.4	4.6
Charged to other accounts(b)	(0.3)	0.2	—
Deductions(d)	(0.7)	(0.8)	(0.4)
Balance at end of year	$14.3	$13.6	$9.8
Valuation allowance for deferred tax assets:
Balance at beginning of year	$7.5	$6.2	$11.5
Charged to costs and expenses	(2.6)	0.9	(5.2)
Charged to other accounts(b)	(0.1)	0.4	(0.1)
Balance at end of year	$4.8	$7.5	$6.2
Warranty reserve:
Balance at beginning of year	$11.1	$12.7	$13.1
Charged to costs and expenses	8.5	11.9	11.1
Charged to other accounts(b)	(0.2)	0.1	—
Deductions(e)	(9.0)	(13.6)	(11.5)
Balance at end of year	$10.4	$11.1	$12.7

(a)

Includes amount reclassified between allowance for doubtful accounts and other receivables related to a customer's open receivables balance for proper classification and acquisition-related adjustments.

(b)	Primarily includes impact from foreign currency fluctuations.
(c)	Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(d)	Includes inventory identified as excess, slow moving or obsolete and charged against reserves.
(e)	Includes warranty claims charged against reserves.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

Item #	Description	Method of Filing
3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s Form 10-Q for the quarter ended June 30, 2006.
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Current Report on Form 8-K dated December 14, 2010.
3.3	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's Form 10-Q for the quarter ended March 31, 2018.
4.1	Description of Securities	Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
10.1	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2009, as amended*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.2	Form of Amended and Restated Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.3	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
10.4	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.5	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.6	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.7	Deferred Stock Unit Agreement (awards in and after 2008)*	Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 2007.
10.8	Amended and Restated 2010 Stock Incentive Plan, as Amended*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.9	2017 Stock Incentive Plan*	Incorporated by reference to Appendix A on the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders filed March 15, 2017.

10.10	Form of Tennant Company 2017 Stock Incentive Plan Non-Statutory Stock Option Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.11	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.12	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.13	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.14	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2018.
10.15	Tennant Company Executive Officer Cash Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 20, 2018.
10.16	Tennant Company Executive Officer Severance Plan and Summary Plan Description*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 10, 2018.
10.17	Cash Retention Award for Richard Zay dated May 1, 2020*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.18	Tennant Company 2020 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.19	Form of Tennant Company 2020 Stock Incentive Plan Non-Statutory Stock Option Agreement*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.20	Form of Tennant Company 2020 Stock Incentive Plan Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.21	Form of Tennant Company 2020 Stock Incentive Plan Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.22	Form of Tennant Company 2020 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.23	Form of Tennant Company 2020 Stock Incentive Plan Performance Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.24	Form of Tennant Company 2020 Stock Incentive Plan Special Performance Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.25	Transition Agreement with H. Chris Killingstad*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2021.
10.26	Amendment to Employment Agreement with David Huml*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2021.
10.27	Non-Statutory Stock Option Agreement (Inducement Grant), between Fay West and Tennant Company, dated May 7, 2021*	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 10, 2021.
10.28	Restricted Stock Agreement (Inducement Grant), between Fay West and Tennant Company, dated May 7, 2021*	Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on May 10, 2021.
10.29	Restricted Stock Unit Agreement (Performance Based Inducement Grant), between Fay West and Tennant Company, dated May 7, 2021*	Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on May 10, 2021.
10.30	Restricted Stock Unit Agreement (Inducement Grant), between Fay West and Tennant Company, dated May 7, 2021*	Incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on May 10, 2021.
10.31	Credit Agreement, dated April 15, 2021	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2021.
10.32	Offer Letter with Fay West commencing April 15, 2021*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2021.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
23.2	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith electronically.
24.1	Powers of Attorney	Included on signature page.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.
101

The following financial information from Tennant Company’s annual report on Form 10-K for the period ended December 31, 2021, filed with the SEC on February 24, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (iii) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, (v) the Consolidated Statements of Equity for the years ended December 31, 2021, 2020, and 2019, and (vi) Notes to the Consolidated Financial Statements.

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

TENNANT COMPANY
By	/s/ David W. Huml
David W. Huml
President, CEO and
Board of Directors
Date	February 24, 2022

Each of the undersigned hereby appoints David W. Huml and Kristin A. Stokes, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ David W. Huml	By	/s/ Timothy R. Morse
	David W. Huml		Timothy R. Morse
	President, CEO and Board of Directors		Board of Directors
Date	February 24, 2022	Date	February 24, 2022

By	/s/ Fay West	By	/s/ Donal L. Mulligan
	Fay West		Donal L. Mulligan
	Chief Financial Officer and Principal Accounting Officer		Board of Directors
Date	February 24, 2022	Date	February 24, 2022

By	/s/ Azita Arvani	By	/s/ Steven A. Sonnenberg
	Azita Arvani		Steven A. Sonnenberg
	Board of Directors		Board of Directors
Date	February 24, 2022	Date	February 24, 2022

By	/s/ William F. Austen	By	/s/ Maria C. Green
	William F. Austen		Maria C. Green
	Board of Directors		Board of Directors
Date	February 24, 2022	Date	February 24, 2022

By	/s/ Carol S. Eicher	By	/s/ David Windley
	Carol S. Eicher		David Windley
	Board of Directors		Board of Directors
Date	February 24, 2022	Date	February 24, 2022