Form 10-Q
period 2022-03-31
TENNANT CO
filed 2022-04-28
CIK 97134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

As of April 22, 2022, there were 18,579,816 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TENNANT COMPANY CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(In millions, except shares and per share data)	March 31,
	2022	2021
Net sales	$258.1	$263.3
Cost of sales	159.2	150.0
Gross profit	98.9	113.3
Selling and administrative expense	76.6	79.4
Research and development expense	7.7	7.4
Gain on sale of business	—	(9.8)
Operating income	14.6	36.3
Interest expense, net	(0.3)	(3.9)
Net foreign currency transaction gain	0.6	0.5
Other (expense) income, net	(0.2)	0.1
Income before income taxes	14.7	33.0
Income tax expense	4.4	7.3
Net income attributable to Tennant Company	$10.3	$25.7

Net income attributable to Tennant Company per share
Basic	$0.56	$1.39
Diluted	$0.55	$1.37

Weighted average shares outstanding
Basic	18,463,419	18,456,079
Diluted	18,799,732	18,831,423

TENNANT COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In millions)	March 31,
	2022	2021
Net income attributable to Tennant Company	$10.3	$25.7
Other comprehensive loss:
Foreign currency translation adjustments (net of related tax (expense) benefit of $(0.4) and $0.1, respectively)	(3.8)	(10.7)
Cash flow hedge (net of related tax benefit (expense) of $0.1 and $0.0, respectively)	(0.2)	—
Total other comprehensive loss, net of tax	(4.0)	(10.7)

Comprehensive income attributable to Tennant Company	$6.3	$15.0

See accompanying notes to consolidated financial statements.

TENNANT COMPANY CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(In millions, except shares and per share data)	2022	2021
ASSETS
Cash, cash equivalents, and restricted cash	$110.4	$123.6
Receivables, less allowances of $5.6 and $5.3, respectively	199.5	211.4
Inventories	184.4	160.6
Prepaid and other current assets	30.5	31.2
Total current assets	524.8	526.8
Property, plant and equipment, less accumulated depreciation of $265.1 and $258.4, respectively	171.2	172.8
Operating lease assets	38.6	41.3
Goodwill	190.0	193.1
Intangible assets, net	91.6	98.0
Other assets	34.0	29.7
Total assets	$1,050.2	$1,061.7
LIABILITIES AND EQUITY
Current portion of long-term debt	$4.7	$4.2
Accounts payable	120.0	121.5
Employee compensation and benefits	48.0	60.6
Other current liabilities	93.7	104.0
Total current liabilities	266.4	290.3
Long-term debt	276.9	263.4
Long-term operating lease liabilities	22.9	25.4
Employee-related benefits	16.2	16.3
Deferred income taxes	19.6	20.6
Other liabilities	10.9	10.6
Total long-term liabilities	346.5	336.3
Total liabilities	$612.9	$626.6
Commitments and contingencies (Note 12)
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,579,816 and 18,535,116 shares issued and outstanding, respectively	$7.0	$7.0
Additional paid-in capital	54.6	54.1
Retained earnings	416.3	410.6
Accumulated other comprehensive loss	(41.9)	(37.9)
Total Tennant Company shareholders' equity	436.0	433.8
Noncontrolling interest	1.3	1.3
Total equity	437.3	435.1
Total liabilities and total equity	$1,050.2	$1,061.7

See accompanying notes to consolidated financial statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In millions)	March 31,
	2022	2021
OPERATING ACTIVITIES
Net income including noncontrolling interest	$10.3	$25.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8.2	8.3
Amortization expense	4.5	5.3
Deferred income tax expense (benefit)	(1.3)	(1.5)
Share-based compensation expense	1.8	3.1
Bad debt and returns expense	0.4	0.6
Gain on sale of business	—	(9.8)
Other, net	0.2	1.4
Changes in operating assets and liabilities:
Receivables	10.1	(0.7)
Inventories	(29.0)	(18.3)
Accounts payable	2.0	3.2
Employee compensation and benefits	(12.6)	(5.7)
Other assets and liabilities	(4.7)	6.8
Net cash (used in) provided by operating activities	(10.1)	18.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5.0)	(4.8)
Proceeds from sale of business, net of cash divested	—	24.7
Purchase of intangible assets	—	(0.1)
Investment in leased assets	(3.7)	—
Cash received from leased assets	0.1	—
Net cash (used in) provided by investing activities	(8.6)	19.8
FINANCING ACTIVITIES
Proceeds from borrowings	15.0	—
Repayments of borrowings	(0.9)	(0.2)
Contingent consideration payments	—	(0.5)
(Repurchases) proceeds from exercise of stock options, net of employee tax withholdings obligations	(1.2)	3.1
Dividends paid	(4.6)	(4.2)
Net cash provided by (used in) financing activities	8.3	(1.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.8)	(2.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13.2)	34.2
Cash, cash equivalents and restricted cash at beginning of period	123.6	141.0
Cash, cash equivalents and restricted cash at end of period	$110.4	$175.2

SUPPLEMENTAL CASH FLOW INFORMATION	Three Months Ended
	March 31,
	2022	2021
Cash paid for income taxes	$1.3	$1.2
Cash paid for interest	1.0	0.3
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4.9	5.1
Lease assets obtained in exchange for new finance lease liabilities	0.1	—
Lease assets obtained in exchange for new operating lease liabilities	2.8	4.3
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	1.6	1.3

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	18,535,116	$7.0	$54.1	$410.6	$(37.9)	$433.8	$1.3	$435.1
Net income		—	—	10.3	—	10.3	—	10.3
Other comprehensive loss		—	—	—	(4.0)	(4.0)	—	(4.0)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 24,025 shares	44,700	—	(1.2)	—	—	(1.2)	—	(1.2)
Share-based compensation		—	1.8	—	—	1.8	—	1.8
Dividends paid $0.25 per common share		—	—	(4.6)	—	(4.6)	—	(4.6)
Other		—	(0.1)	—	—	(0.1)	—	(0.1)
Balance, March 31, 2022	18,579,816	$7.0	$54.6	$416.3	$(41.9)	$436.0	$1.3	$437.3

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	18,503,805	$6.9	$54.7	$363.3	$(20.1)	$404.8	$1.3	$406.1
Net income		—	—	25.7	—	25.7	—	25.7
Other comprehensive loss		—	—	—	(10.7)	(10.7)	—	(10.7)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 22,724 shares	102,681	0.1	1.3	—	—	1.4	—	1.4
Share-based compensation		—	3.1	—	—	3.1	—	3.1
Dividends paid $0.23 per common share		—	—	(4.2)	—	(4.2)	—	(4.2)
Balance, March 31, 2021	18,606,486	$7.0	$59.1	$384.8	$(30.8)	$420.1	$1.3	$421.4

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for interim reporting. In our opinion, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of our financial position and results of operations.

These statements should be read in conjunction with the consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2021. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Pronouncements

Reference Rate Reform

In  March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients to applying generally accepted accounting principles to certain contract modifications, hedging relationships, and other transactions affected by the reference rate reform, which affects the London Interbank Offered Rate, if certain criteria are met. The amendments are effective  March 12, 2020 through  December 31, 2022. We continue to monitor our contracts and transactions for potential application of this ASU.

3.	Revenue

Disaggregation of Revenue

The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:

Net sales by geographic area

	Three Months Ended
	March 31,
	2022	2021
Americas	$160.3	$157.8
Europe, Middle East and Africa	78.7	80.9
Asia Pacific	19.1	24.6
Total	$258.1	$263.3

Net sales are attributed to each geographic area based on the end user country and are net of intercompany sales.

Net sales by groups of similar products and services

	Three Months Ended
	March 31,
	2022	2021
Equipment	$158.1	$160.9
Parts and consumables	60.6	62.3
Specialty surface coatings(a)	—	1.5
Service and other	39.4	38.6
Total	$258.1	$263.3

(a) On February 1, 2021, we sold our Coatings business.  Further details regarding the sale are discussed in Note 5.

Net sales by sales channel

	Three Months Ended
	March 31,
	2022	2021
Sales direct to consumer	$163.8	$169.0
Sales to distributors	94.3	94.3
Total	$258.1	$263.3

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

The change in our sales incentive accrual balance was as follows:

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$19.9	$12.1
Additions to sales incentive accrual	4.4	5.2
Contract payments	(12.8)	(5.7)
Foreign currency fluctuations	(0.2)	(0.3)
Ending balance	$11.3	$11.3

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

The change in the deferred revenue balance was as follows:

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$11.2	$9.3
Increase in deferred revenue representing our obligation to satisfy future performance obligations	7.4	4.1
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(6.5)	(3.4)
Foreign currency fluctuations	0.1	—
Ending balance	$12.2	$10.0

At March 31, 2022, $8.7 million and $3.5 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2022	$8.1
2023	2.2
2024	1.3
2025	0.4
2026	0.2
Thereafter	—
Total	$12.2

At December 31, 2021, $7.7 million and $3.5 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.

4.	Management Actions

Restructuring Actions

During the three months ended March 31, 2022 and March 31, 2021, we implemented restructuring actions as part of our global reorganization efforts. The pre-tax severance-related charges were as follows:

	Three Months Ended
	March 31,
	2022	2021
Selling and administrative expense	$0.8	$3.3
Cost of sales	—	0.8
Total pre-tax severance-related costs	$0.8	$4.1

The charges in 2022 primarily impacted the Americas operating segment. The charges in 2021 primarily impacted the EMEA and APAC operating segments. Our restructuring actions represent the continued execution of a multi-year enterprise strategy to drive increased productivity throughout our operations.

A reconciliation of the beginning and ending liability balances for severance-related costs is as follows:

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$4.9	$4.5
New charges	0.8	—
Cash payments	(0.7)	(0.9)
Foreign currency fluctuations	(0.1)	(0.1)
Adjustments to accrual	(0.6)	—
Ending balance	$4.3	$3.5

5.	Acquisition and Divestiture

Coatings

During the first quarter of 2021, we sold the Coatings business. The resulting pre-tax gain was $9.8 million and is reflected within gain on sale of business in the consolidated statements of income. Proceeds from sale of business, net of cash divested, was $24.7 million.

Gaomei

On January 4, 2019, we completed the acquisition of Hefei Gaomei Cleaning Machines Co., Ltd. and Anhui Rongen Environmental Protection Technology Co., Ltd. (collectively "Gaomei"), privately held designers and manufacturers of commercial cleaning solutions based in China. The financial results for Gaomei have been included in our consolidated financial results since the date of closing. The purchase price included contingent consideration payments totaling $2.5 million paid in 2021.

6.	Inventories

Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	March 31,	December 31,
	2022	2021
Inventories carried at LIFO:
Finished goods(a)	$57.8	$54.0
Raw materials and work-in-process	51.7	42.4
Excess of FIFO over LIFO cost(b)	(44.1)	(43.0)
Total LIFO inventories	$65.4	$53.4

Inventories carried at FIFO:
Finished goods(a)	$58.6	$53.8
Raw materials and work-in-process	60.4	53.4
Total FIFO inventories	$119.0	$107.2
Total inventories	$184.4	$160.6

(a) Finished goods include machines, parts and consumables and component parts that are used in our products.

(b) The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

7.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2022 were as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2021	$233.9	$(40.8)	$193.1
Foreign currency fluctuations	(4.3)	1.2	(3.1)
Balance as of March 31, 2022	$229.6	$(39.6)	$190.0

The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of March 31, 2022
Original cost	$152.2	$29.6	$16.8	$198.6
Accumulated amortization	(81.7)	(14.3)	(11.0)	(107.0)
Carrying value	$70.5	$15.3	$5.8	$91.6
Weighted average original life (in years)	15	10	11

Balance as of December 31, 2021
Original cost	$155.4	$30.3	$17.0	$202.7
Accumulated amortization	(80.0)	(13.9)	(10.8)	(104.7)
Carrying value	$75.4	$16.4	$6.2	$98.0
Weighted average original life (in years)	15	11	11

Amortization expense on intangible assets for the three months ended March 31, 2022 and 2021 was $4.5 million and $5.3 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2022	$12.2
2023	15.0
2024	13.6
2025	12.2
2026	10.9
Thereafter	27.7
Total	$91.6

8.	Debt

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

Debt Outstanding

Debt outstanding consisted of the following:

	March 31,	December 31,
	2022	2021
Credit facility borrowings:
Revolving credit facility borrowings	$183.0	$168.0
Term loan facility borrowings	98.1	98.8
Secured borrowings	0.4	0.7
Finance lease liabilities	0.1	0.1
Total debt	281.6	267.6
Less: current portion of long-term debt(a)	(4.7)	(4.2)
Long-term debt	$276.9	$263.4

(a)	As of March 31, 2022, the Company is required to repay $4.4 million in outstanding credit facility borrowings and $0.3 million of current maturities of secured borrowings over the next 12 months.

As of March 31, 2022, we had outstanding borrowings of $183.0 million and $98.1 million under our revolving facility and term loan facility, respectively. We had letters of credit and bank guarantees outstanding in the amount of $2.9 million, leaving approximately $264.1 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the three months ended March 31, 2022 were $0.2 million. The overall weighted average cost of debt is approximately 1.4% and net of a related cross-currency swap instrument is approximately 0.3%. Further details regarding the cross-currency swap instrument are discussed in Note 10.

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

The changes in warranty reserves were as follows:

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$10.4	$11.1
Additions charged to expense	1.7	2.6
Foreign currency fluctuations	—	(0.1)
Claims paid	(1.9)	(2.9)
Ending balance	$10.2	$10.7

10.	Derivatives

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

Balance Sheet Hedging

Hedges of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction gain in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At March 31, 2022 and December 31, 2021, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $52.7 million and $45.0 million, respectively.

Cash Flow Hedging

Hedges of Forecasted Foreign Currency Transactions

In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. We may use foreign exchange option contracts or forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities of up to one year. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business, and accordingly, they are not speculative in nature. As of March 31, 2022 and December 31, 2021, we had no outstanding foreign currency forward contracts or foreign currency option contracts designated as cash flow hedges.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. We entered into Euro to U.S. dollar foreign exchange cross-currency swaps for all of the anticipated cash flows associated with an intercompany loan from a wholly-owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as cash flow hedges. The hedged cash flows as of March 31, 2022 and December 31, 2021 included €150.6 million and €152.4 million of total notional values, respectively. As of March 31, 2022, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €0.6 million. The scheduled maturity and principal payment of the loan and related swaps of €151.2 million are due in April 2022. There were no new cross-currency swaps designated as cash flow hedges as of March 31, 2022. In April 2022, we entered into new cross-currency swaps. The scheduled maturity and principal payment of the loan and related swaps of €150 million are due in April 2027.

The fair value of derivative instruments on our consolidated balance sheets was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	March 31, 2022	December 31, 2021	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$0.2	$—	Other current liabilities	$6.2	$10.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	0.1	0.3	Other current liabilities	1.4	0.4

As of March 31, 2022, we anticipate reclassifying less than $0.1 million of gains from accumulated other comprehensive loss to net income during the next 12 months.

The following tables include the amounts in the consolidated statements of income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended
	March 31,
	2022		2021
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net sales	$258.1	$—	$263.3	$(0.1)
Interest expense, net	(0.3)	0.7	0.7	0.6
Net foreign currency transaction gain	0.6	4.5	0.5	7.3

The effect of foreign currency derivative instruments designated as hedges and of foreign currency derivative instruments not designated as hedges in our consolidated statements of income was as follows:

	Foreign Currency Forward Contracts
	Three Months Ended
	March 31,
	2022	2021
Derivatives in cash flow hedging relationships:
Net gain recognized in other comprehensive loss, net of tax(a)	$3.8	$6.0
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.5	0.4
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction gain	3.5	5.6
Derivatives not designated as hedging instruments:
Net gain recognized in income(b)	1.6	2.1

(a)	Net change in the fair value of the effective portion classified in other comprehensive loss.
(b)	Classified in net foreign currency transaction gain.

11.	Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at March 31, 2022 were as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$0.3	$—	$0.3	$—
Total assets	0.3	—	0.3	—
Liabilities:
Foreign currency forward exchange contracts	7.6	—	7.6	—
Total liabilities	$7.6	$—	$7.6	$—

Our population of assets and liabilities subject to fair value measurements at  December 31, 2021 were as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$0.9	$—	$0.9	$—
Total assets	0.9	—	0.9	—
Liabilities:
Foreign currency forward exchange contracts	11.4	—	11.4	—
Total liabilities	$11.4	$—	$11.4	$—

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

The fair value and carrying value of total debt, including current portion, was $284.2 million and $281.6 million, respectively, as of March 31, 2022. The fair value and carrying value of total debt, including current portion, was $271.2 million and $267.6 million, respectively, as of December 31, 2021. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.

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

13.	Shareholders' Equity

Accumulated Other Comprehensive Loss

The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Foreign Currency Translation Adjustments	Pension and Post-Retirement Medical Benefits	Cash Flow Hedge	Total	Foreign Currency Translation Adjustments	Pension and Post-Retirement Medical Benefits	Cash Flow Hedge	Total
Beginning balance	$(36.0)	$(2.1)	$0.2	$(37.9)	$(19.1)	$(1.7)	$0.7	$(20.1)
Other comprehensive (loss) income before reclassifications	(3.8)	—	3.8	—	(10.7)	—	6.0	(4.7)
Amounts reclassified from accumulated other comprehensive loss	—	—	(4.0)	(4.0)	—	—	(6.0)	(6.0)
Net current period other comprehensive loss	(3.8)	—	(0.2)	(4.0)	(10.7)	—	—	(10.7)
Ending balance	$(39.8)	$(2.1)	$—	$(41.9)	$(29.8)	$(1.7)	$0.7	$(30.8)

14.	Income Taxes

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2018. The number of years which remain open for audit for U.S. state or foreign tax purposes varies by jurisdiction but generally ranges from 3-5 years. We are currently undergoing income tax examinations in various foreign jurisdictions. Although the outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $4.8 million for unrecognized tax benefits as of March 31, 2022, there was approximately $0.8 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2022 was $4.6 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.

15.	Share-Based Compensation

Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022 and 2021, we recognized total share-based compensation expense of $1.8 million and $3.1 million, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the three months ended March 31, 2022 and 2021 was $0.3 million and $0.2 million, respectively.

16.	Income Attributable to Tennant Company Per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income attributable to Tennant Company	$10.3	$25.7
Denominator:
Basic - weighted average shares outstanding	18,463,419	18,456,079
Effect of dilutive securities:	336,313	375,344
Diluted - weighted average shares outstanding	18,799,732	18,831,423
Basic earnings per share attributable to Tennant Company	$0.56	$1.39
Diluted earnings per share attributable to Tennant Company	$0.55	$1.37

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 191,587 and 142,027 shares of common stock during the three months ended March 31, 2022 and 2021, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects would be anti-dilutive.

17.	Subsequent Event

On April 14, 2022, we sold a building located in Golden Valley, Minnesota. Proceeds from sale of the building totaled $4.1 million. We expect to record a gain on sale of approximately $3.7 million in the second quarter of 2022 in our consolidated statements of income.

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

COVID-19 Impact

We continue to actively manage our business to respond to the COVID-19 pandemic and related impacts. We maintain our commitment to protect the health and safety of our employees and customers. We have continued our enhanced safety protocols on-site at our manufacturing facilities, and continue to monitor the evolving situation and guidance from local authorities. Governments across the world have taken actions during the first quarter of 2022, including stay-at-home orders, to limit the spread of COVID-19. These actions, specifically in China, have and may continue to reduce operating activities and negatively impact financial results.

During the first quarter of 2022, we continued to experience disruption in the supply of raw materials and component parts, as well as price inflation and inefficiencies as a result of supply chain issues. We have established frequent communications with suppliers to review, track and prioritize high-risk components. We have also identified and activated alternative suppliers, materials and components as needed. The Company continues work to minimize the impact of price inflation in inputs and market supply challenges by employing local-for-local and region-for-region manufacturing and sourcing to allow us to manufacture our products closer to our customers. At the same time, our engineering teams are evaluating platform design to allow for available parts and to increase our sourcing flexibility. Regarding transportation, we have set up tracking, reporting and communication channels with carriers to understand their risks and to evaluate available options where necessary.

Russia and Ukraine Conflict

The crisis in Russia and Ukraine that began in February 2022 continues as of the date of this Form 10-Q. While we do not have any direct operations or employees in Russia or Ukraine and have suspended sales to Russia and Belarus, our operating results have and may continue to be negatively impacted by supply chain constraints and inflationary pressures stemming from this conflict. In addition to fully adhering to all sanctions, we will continue to monitor developments in the region. Sales to Russia and Belarus represented less than 1% of consolidated net sales and less than 2% of Europe, Middle East and Africa net sales for the year ended December 31, 2021.

Outlook

We expect the supply chain challenges and inflationary trends to continue throughout 2022. Global economic conditions continue to be highly volatile and uncertainty remains regarding the timing of a full recovery. We anticipate that we will need to remain agile as we manage these evolving challenges throughout the year. Strong overall demand for our products has returned to pre-pandemic levels and we remain confident in the long-term growth trends for all our products and markets.

Results

The following table compares the results of operations for the three months ended March 31, 2022 and 2021, respectively (in millions, except per share data and percentages):

	Three Months Ended
	March 31,
	2022	%	2021	%
Net sales	$258.1	100.0	$263.3	100.0
Cost of sales	159.2	61.7	150.0	57.0
Gross profit	98.9	38.3	113.3	43.0
Selling and administrative expense	76.6	29.7	79.4	30.2
Research and development expense	7.7	3.0	7.4	2.8
Gain on sale of business	—	—	(9.8)	(3.7)
Operating income	14.6	5.7	36.3	13.8
Interest expense, net	(0.3)	(0.1)	(3.9)	(1.5)
Net foreign currency transaction gain	0.6	0.2	0.5	0.2
Other (expense) income, net	(0.2)	(0.1)	0.1	0.0
Income before income taxes	14.7	5.7	33.0	12.5
Income tax expense	4.4	1.7	7.3	2.8
Net income attributable to Tennant Company	$10.3	4.0	$25.7	9.8
Net income attributable to Tennant Company per share - diluted	$0.55		$1.37

Net Sales

Consolidated net sales for the first quarter of 2022 totaled $258.1 million, a 2.0% decrease as compared to consolidated net sales of $263.3 million in the first quarter of 2021.

The 2.0% decrease in consolidated net sales in the first quarter of 2022 as compared to the same period in 2021 was driven by:

•	A net unfavorable impact from foreign currency exchange across all regions of approximately 2.2%;
•	An organic sales increase of approximately 0.8%, which excludes the effects of foreign currency exchange and divestitures. The organic sales increase was primarily due to the impact of higher selling prices across all regions, partly offset by volume declines resulting from continued supply chain constraints; and
•	An unfavorable impact from the divestiture of our Coatings business in the first quarter of 2021 of 0.6%.

The following table sets forth the net sales by geographic area for the three months ended March 31, 2022 and 2021 (in millions, except percentages):

	Three Months Ended
	March 31,
	2022	2021	% Change
Americas	$160.3	$157.8	1.6%
Europe, Middle East and Africa	78.7	80.9	(2.7)%
Asia Pacific	19.1	24.6	(22.4)%
Total	$258.1	$263.3	(2.0)%

Americas

Americas net sales were $160.3 million for the first quarter of 2022, an increase of 1.6% from the first quarter of 2021. Organic sales growth in the Americas favorably impacted net sales by approximately 2.3% mainly due to higher selling prices, partly offset by lower volume. Demand in the region remained strong; however, diminished parts availability, due to global supply chain constraints, resulted in increased backlog levels. Additionally, foreign currency exchange within the Americas favorably impacted net sales by approximately 0.2% in the first quarter of 2022. These items were offset by the divestiture of the Coatings business in the first quarter of 2021 resulting in a decline in net sales of approximately 0.9% in the first quarter of 2022.

Europe, Middle East and Africa ("EMEA")

EMEA net sales were $78.7 million for the first quarter of 2022, a decrease of 2.7% from the first quarter of 2021. Foreign currency exchange within EMEA unfavorably impacted net sales by approximately 6.9%. Organic sales growth in EMEA favorably impacted net sales by approximately 4.2% primarily due to higher selling prices, growth in services, and higher sales of parts and consumables.

Asia Pacific ("APAC")

APAC net sales were $19.1 million for the first quarter of 2022, a decrease of 22.4% from the first quarter of 2021. Organic sales decline in APAC unfavorably impacted net sales by approximately 20.2% primarily due to government shutdowns in China related to COVID-19 outbreaks as well as softer demand in certain markets partly offset by volume upside in Australian markets. Foreign currency exchange within APAC unfavorably impacted net sales by approximately 2.2% in the first quarter of 2022.

Gross Profit

Gross profit margin of 38.3% was 470 basis points lower in the first quarter of 2022 compared to the first quarter of 2021. The decrease was due to material inflation and higher freight costs, partly offset by price increases.

Operating Expense

Selling and Administrative Expense

Selling and administrative expense ("S&A expense") was $76.6 million for the first quarter of 2022, a decrease of $2.8 million compared to the first quarter of 2021. As a percentage of net sales, S&A expense for the first quarter of 2022 decreased 50 basis points to 29.7% from 30.2% in the first quarter of 2021. The S&A expense decrease in the first quarter of 2022 was primarily driven by lower variable employee compensation expenses.

Research and Development Expense

Research and Development ("R&D") expense was $7.7 million, or 3.0% of net sales, for the first quarter of 2022, 20 basis points higher as a percentage of net sales compared to the first quarter of 2021 due to new product development.

We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovation leadership position.

Total Other Expense, Net

Interest Expense, Net

Interest expense, net was $0.3 million in the first quarter of 2022 compared to $3.9 million in the same period of 2021. The decrease was due to the restructuring of debt in the second quarter of 2021, which resulted in lower interest expense from more favorable interest rates and a lower amount of outstanding debt. Our debt portfolio as of March 31, 2022, was comprised of debt predominately in U.S. dollars. We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates that impact interest incurred.

Net Foreign Currency Transaction Gain

Net foreign currency transaction gain was $0.6 million and $0.5 million in the first quarter of 2022 and 2021, respectively. The favorable impact was primarily due to strengthening of the Brazilian real relative to foreign-denominated payables.

Income Taxes

The effective tax rate for the first quarter of 2022 was 30.1% compared to 22.1% for the first quarter of 2021. The effective tax rate increased primarily due to the mix in forecasted full year taxable earnings by country and a decrease in discrete tax benefit items recognized during the quarter.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the United States.

Backlog

Backlog is one of the many indicators of business conditions in the Company's markets. Our order backlog at March 31, 2022 was approximately five times larger compared to March 31, 2021. The increase in our order backlog year over year was primarily due to higher order rates coupled with persistent supply chain challenges that impacted our ability to obtain raw materials and component parts. Unless these factors change, we expect our backlog level to remain high throughout 2022. Backlog includes orders that can be cancelled or postponed at the option of the customer at any time without penalty.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and restricted cash totaled $110.4 million at March 31, 2022, as compared to $123.6 million as of December 31, 2021. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.0 as of March 31, 2022 and 1.8 as of December 31, 2021, and our primary working capital, which is comprised of accounts receivable, inventories and accounts payables, was $263.9 million and $250.5 million, respectively. Our debt-to-capital ratio was 39.2% as of March 31, 2022, compared to 38.1% as of December 31, 2021.

As of March 31, 2022, we had letters of credit and bank guarantees outstanding in the amount of $2.9 million, leaving approximately $264.1 million of unused borrowing capacity on our revolving facility.

The Company's Board of Directors has authorized a quarterly cash dividend of $0.25 per share payable June 15, 2022, to shareholders of record at the close of business on May 31, 2022.

Cash Flow from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 was $10.1 million, driven primarily by inflows from net income, by adding back non-cash items of $13.8 million, a decrease in accounts receivable of $10.1 million and an increase in accounts payable of $2.0 million. This was offset by outflows from an increase in inventory of $29.0 million and a decrease in employee compensation and benefits of $12.6 million.

Cash Flow from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $8.6 million, resulting from $5.0 million related to capital expenditures and $3.7 million from investments in leased assets.

Cash Flow from Financing Activities

Net cash provided by financing activities was $8.3 million during the first three months of 2022. Proceeds from borrowings of $15.0 million were mainly offset by dividend payments of $4.6 million, payments for repurchases of common stock for employee tax withholdings obligations of $1.2 million and payments of debt of $0.9 million.

Newly Issued Accounting Guidance

See Note 2 to the Consolidated Financial Statements for information on new accounting pronouncements.

No other new accounting pronouncements issued but not yet effective have had, or are expected to have, a material impact on our results of operations or financial position.

Cautionary Statement Relevant to Forward-Looking Information

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: geopolitical and economic uncertainty throughout the world; uncertainty surrounding the impacts and duration of the COVID-19 pandemic; our ability to comply with global laws and regulations; our ability to adapt to customer pricing sensitivities; the competition in our business; fluctuations in the cost, quality or availability of raw materials and purchased components; our ability to adjust pricing to respond to cost pressures; unforeseen product liability claims or product quality issues; our ability to attract, retain and develop key personnel and create effective succession planning strategies; our ability to effectively develop and manage strategic planning and growth processes and the related operational plans; our ability to successfully upgrade and evolve our information technology systems; our ability to successfully protect our information technology systems from cybersecurity risks; the occurrence of a significant business interruption; our ability to maintain the health and safety of our workers; our ability to integrate acquisitions; and our ability to develop and commercialize new innovative products and services.

We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2021.

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

There have been no material changes in our market risk since December 31, 2021. For additional information, refer to Item 7A of our annual report on Form 10-K for the year ended December 31, 2021.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our risk factors since the filing of that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchases are made from time to time in the open market or through privately negotiated transactions. The most recent share repurchase program approved by the Board of Directors on October 31, 2016 authorized the repurchase of 1,000,000 shares of our common stock, in addition to the 192,089 shares that remain authorized under the prior program that was authorized by the Board of Directors on June 22, 2015.

For the Quarter Ended	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
March 31, 2022	Purchased(1)	Per Share	Programs	Programs
January 1–31, 2022	5,909	$81.04	—	1,193,414
February 1–28, 2022	1,589	$78.99	—	1,193,414
March 1–31, 2022	17,852	$78.88	1,325	1,192,089
Total	25,350	$79.39	1,325	1,192,089

(1)

Includes 24,025 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

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
101

The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; (v) Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements.

Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	April 28, 2022	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)