Form 10-Q
period 2022-06-30
TENNANT CO
filed 2022-08-09
CIK 97134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

As of July 29, 2022, there were 18,589,715 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TENNANT COMPANY CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except shares and per share data)	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$280.2	$279.1	$538.3	$542.4
Cost of sales	174.1	164.2	333.3	314.2
Gross profit	106.1	114.9	205.0	228.2
Selling and administrative expense	79.1	86.2	155.7	165.6
Research and development expense	7.9	8.3	15.6	15.7
Gain on sale of assets	(3.7)	—	(3.7)	(9.8)
Operating income	22.8	20.4	37.4	56.7
Interest expense, net	(1.2)	(2.1)	(1.5)	(6.0)
Net foreign currency transaction (loss) gain	(1.0)	—	(0.4)	0.5
Loss on extinguishment of debt	—	(11.3)	—	(11.3)
Other (expense) income, net	(0.3)	0.2	(0.5)	0.3
Income before income taxes	20.3	7.2	35.0	40.2
Income tax expense (benefit)	3.7	(2.6)	8.1	4.7
Net income	$16.6	$9.8	$26.9	$35.5

Net income per share
Basic	$0.90	$0.53	$1.46	$1.92
Diluted	$0.89	$0.51	$1.44	$1.88

Weighted average shares outstanding
Basic	18,507,073	18,547,276	18,485,367	18,501,930
Diluted	18,683,798	18,931,703	18,735,913	18,879,616

TENNANT COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2022	2021	2022	2021
Net income	$16.6	$9.8	$26.9	$35.5
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of related tax expense of $1.0, $0.3, $1.4, and $0.2, respectively)	(16.9)	4.9	(20.7)	(5.8)
Pension and postretirement medical benefits (net of related tax benefit of $0, $0.1, $0, and $0.1, respectively)	—	0.1	—	0.1
Cash flow hedge (net of related tax expense of $0.3, $0, $0.2, and $0, respectively)	0.8	(0.1)	0.6	(0.1)
Total other comprehensive (loss) income, net of tax	(16.1)	4.9	(20.1)	(5.8)

Comprehensive income	$0.5	$14.7	$6.8	$29.7

See accompanying notes to consolidated financial statements.

TENNANT COMPANY CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except shares and per share data)	June 30,	December 31,
	2022	2021
ASSETS
Cash, cash equivalents, and restricted cash	$73.8	$123.6
Receivables, less allowances of $5.3 and $5.3, respectively	215.7	211.4
Inventories	188.6	160.6
Prepaid and other current assets	43.0	31.2
Total current assets	521.1	526.8
Property, plant and equipment, less accumulated depreciation of $261.5 and $258.4, respectively	169.3	172.8
Operating lease assets	36.9	41.3
Goodwill	180.3	193.1
Intangible assets, net	83.1	98.0
Other assets	34.5	29.7
Total assets	$1,025.2	$1,061.7
LIABILITIES AND EQUITY
Current portion of long-term debt	$5.2	$4.2
Accounts payable	120.4	121.5
Employee compensation and benefits	50.4	60.6
Other current liabilities	88.9	104.0
Total current liabilities	264.9	290.3
Long-term debt	260.6	263.4
Long-term operating lease liabilities	21.7	25.4
Employee benefits	15.4	16.3
Deferred income taxes	17.9	20.6
Other liabilities	10.7	10.6
Total long-term liabilities	326.3	336.3
Total liabilities	$591.2	$626.6
Commitments and contingencies (Note 12)
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,589,675 and 18,535,116 shares issued and outstanding, respectively	$7.0	$7.0
Additional paid-in capital	55.4	54.1
Retained earnings	428.3	410.6
Accumulated other comprehensive loss	(58.0)	(37.9)
Total Tennant Company shareholders' equity	432.7	433.8
Noncontrolling interest	1.3	1.3
Total equity	434.0	435.1
Total liabilities and total equity	$1,025.2	$1,061.7

See accompanying notes to consolidated financial statements.

TENNANT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In millions)	June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$26.9	$35.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	16.4	16.2
Amortization expense	8.4	10.3
Deferred income tax benefit	(4.4)	(5.9)
Share-based compensation expense	2.7	7.0
Bad debt and returns expense	0.7	0.9
Acquisition contingent consideration adjustment	—	0.7
Gain on sale of assets	(3.7)	(9.8)
Debt extinguishment cost	—	11.3
Other, net	0.5	1.3
Changes in operating assets and liabilities:
Receivables	(9.5)	(13.5)
Inventories	(44.7)	(32.3)
Accounts payable	6.5	16.9
Employee compensation and benefits	(8.7)	7.5
Other assets and liabilities	(14.7)	(8.3)
Net cash (used in) provided by operating activities	(23.6)	37.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10.5)	(8.0)
Proceeds from sale of assets, net of cash divested	4.1	24.7
Investment in leased assets	(4.0)	—
Cash received from leased assets	0.3	—
Net cash (used in) provided by investing activities	(10.1)	16.7
FINANCING ACTIVITIES
Proceeds from borrowings	15.0	315.8
Repayments of borrowings	(16.6)	(360.4)
Debt extinguishment payment	—	(8.4)
Contingent consideration payments	—	(0.5)
Change in finance lease obligations	—	0.2
(Repurchases) proceeds from exercise of stock options, net of employee tax withholdings obligations	(1.4)	3.3
Dividends paid	(9.2)	(8.6)
Net cash used in financing activities	(12.2)	(58.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.9)	(1.8)
Net (decrease) in cash, cash equivalents and restricted cash	(49.8)	(5.9)
Cash, cash equivalents and restricted cash at beginning of period	123.6	141.0
Cash, cash equivalents and restricted cash at end of period	$73.8	$135.1

SUPPLEMENTAL CASH FLOW INFORMATION	Six Months Ended
	June 30,
	2022	2021
Cash paid for income taxes	$10.7	$9.5
Cash paid for interest	2.5	9.6
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9.5	10.5
Lease assets obtained in exchange for new operating lease liabilities	6.5	11.5
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	0.9	0.7

See accompanying notes to consolidated financial statements.

TENNANT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	18,535,116	$7.0	$54.1	$410.6	$(37.9)	$433.8	$1.3	$435.1
Net income		—	—	10.3	—	10.3	—	10.3
Other comprehensive loss		—	—	—	(4.0)	(4.0)	—	(4.0)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 24,025 shares	44,700	—	(1.3)	—	—	(1.3)	—	(1.3)
Share-based compensation		—	1.8	—	—	1.8	—	1.8
Dividends paid $0.25 per common share		—	—	(4.6)	—	(4.6)	—	(4.6)
Balance, March 31, 2022	18,579,816	$7.0	$54.6	$416.3	$(41.9)	$436.0	$1.3	$437.3
Net income		—	—	16.6	—	16.6	—	16.6
Other comprehensive income		—	—	—	(16.1)	(16.1)	—	(16.1)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 2,071 shares	9,859	—	(0.1)	—	—	(0.1)	—	(0.1)
Share-based compensation		—	0.9	—	—	0.9	—	0.9
Dividends paid $0.25 per common share		—	—	(4.6)	—	(4.6)	—	(4.6)
Balance, June 30, 2022	18,589,675	$7.0	$55.4	$428.3	$(58.0)	$432.7	$1.3	$434.0

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	18,503,805	$6.9	$54.7	$363.3	$(20.1)	$404.8	$1.3	$406.1
Net income		—	—	25.7	—	25.7	—	25.7
Other comprehensive loss		—	—	—	(10.7)	(10.7)	—	(10.7)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 22,724 shares	102,681	0.1	1.3	—	—	1.4	—	1.4
Share-based compensation		—	3.1	—	—	3.1	—	3.1
Dividends paid $0.23 per common share		—	—	(4.2)	—	(4.2)	—	(4.2)
Balance, March 31, 2021	18,606,486	$7.0	$59.1	$384.8	$(30.8)	$420.1	$1.3	$421.4
Net income		—	—	9.8	—	9.8	—	9.8
Other comprehensive income		—	—	—	4.9	4.9	—	4.9
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 3,305 shares	58,579	—	1.9	—	—	1.9	—	1.9
Share-based compensation		—	3.9			3.9		3.9
Dividends paid $0.23 per common share		—	—	(4.4)	—	(4.4)	—	(4.4)
Balance, June 30, 2021	18,665,065	$7.0	$64.9	$390.2	$(25.9)	$436.2	$1.3	$437.5

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

Reference Rate Reform

In  March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients to applying generally accepted accounting principles to certain contract modifications, hedging relationships, and other transactions affected by the reference rate reform, which affects the London Interbank Offered ("LIBO") Rate, if certain criteria are met. The amendments are effective  March 12, 2020 through  December 31, 2022. We continue to monitor our contracts and transactions for potential application of this ASU.

3.	Revenue

Disaggregation of Revenue

The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:

Net sales by geographic area

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Americas	$ 178.4	$ 167.2	$ 338.7	$ 325.0
Europe, Middle East and Africa	77.3	85.2	156.0	166.1
Asia Pacific	24.5	26.7	43.6	51.3
Total	$ 280.2	$ 279.1	$ 538.3	$ 542.4

Net sales are attributed to each geographic area based on the end-user country and are net of intercompany sales.

Net sales by groups of similar products and services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Equipment	$172.1	$177.1	$330.2	$338.0
Parts and consumables	66.1	62.3	126.7	124.6
Specialty surface coatings(a)	—	—	—	1.5
Service and other	42.0	39.7	81.4	78.3
Total	$280.2	$279.1	$538.3	$542.4

(a)	On February 1, 2021, we sold our Coatings business. Further details regarding the sale are discussed in Note 5.

Net sales by sales channel

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales direct to consumer	$179.7	$172.9	$343.5	$341.9
Sales to distributors	100.5	106.2	194.8	200.5
Total	$280.2	$279.1	$538.3	$542.4

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

The change in our sales incentive accrual balance was as follows:

	Six Months Ended
	June 30,
	2022	2021
Beginning balance	$19.9	$12.1
Additions to sales incentive accrual	10.3	15.7
Contract payments	(16.4)	(13.0)
Foreign currency fluctuations	(0.5)	(0.2)
Ending balance	$13.3	$14.6

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

The change in the deferred revenue balance was as follows:

	Six Months Ended
	June 30,
	2022	2021
Beginning balance	$11.2	$9.3
Increase in deferred revenue representing our obligation to satisfy future performance obligations	15.6	17.8
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(14.8)	(17.1)
Foreign currency fluctuations	(0.3)	0.1
Ending balance	$11.7	$10.1

At June 30, 2022, $8.4 million and $3.3 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2022	$7.2
2023	2.4
2024	1.4
2025	0.5
2026	0.1
Thereafter	0.1
Total	$11.7

At December 31, 2021, $7.7 million and $3.5 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.

4.	Management Actions

Restructuring Actions

During the three and six months ended June 30, 2022 and June 30, 2021, we incurred restructuring expenses as part of our ongoing global reorganization efforts. The following pre-tax restructuring charges were included in selling and administrative expense in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Severance-related costs	$0.1	$0.9	$0.3	$0.9
Other costs	0.3	—	0.3	—
Total pre-tax restructuring costs	$0.4	$0.9	$0.6	$0.9

The charges in 2022 primarily impacted the Americas and APAC operating segments. The charges in 2021 primarily impacted the EMEA and APAC operating segments. Our restructuring actions represent the continued execution of a multi-year enterprise strategy to drive increased productivity throughout our operations.

A reconciliation of the beginning and ending liability balances for severance-related costs is as follows:

	Six Months Ended
	June 30,
	2022	2021
Beginning balance	$4.9	$4.5
New charges	0.9	0.9
Cash payments	(1.9)	(1.2)
Foreign currency fluctuations	(0.5)	(0.1)
Adjustments to accrual	(0.6)	—
Ending balance	$2.8	$4.1

5.	Acquisition and Divestitures

Sale of building

During the second quarter of 2022, we sold a building located in Golden Valley, Minnesota. The resulting pre-tax gain was $3.7 million and is reflected within gain on sale of assets in the consolidated statements of income. Proceeds from sale of assets was $4.1 million.

Sale of Coatings business

During the first quarter of 2021, we sold the Coatings business. The resulting pre-tax gain was $9.8 million and is reflected within gain on sale of assets in the consolidated statements of income. Proceeds from sale of assets, net of cash divested, was $24.7 million.

Acquisition of Gaomei

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

6.	Inventories

Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	June 30,	December 31,
	2022	2021
Inventories carried at LIFO:
Finished goods(a)	$68.2	$54.0
Raw materials and work-in-process	50.5	42.4
Excess of FIFO over LIFO cost(b)	(49.0)	(43.0)
Total LIFO inventories	$69.7	$53.4

Inventories carried at FIFO:
Finished goods(a)	$58.8	$53.8
Raw materials and work-in-process	60.1	53.4
Total FIFO inventories	$118.9	$107.2
Total inventories	$188.6	$160.6

(a)	Finished goods include machines, parts and consumables and component parts that are used in our products.
(b)	The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

We are currently operating in a more volatile inflationary environment and we experienced higher product cost inflation in most categories during the second quarter of 2022. Our LIFO charge for the three and six months ended June 30, 2022 was $4.9 million and $6.0 million, respectively, compared to $2.4 million and $2.2 million in the three and six months ended June 30, 2021, respectively. The increase in each period was attributable to the broad effects of inflation on materials.

7.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2022 were as follows:

		Accumulated
		Impairment
	Goodwill	Losses	Total
Balance as of December 31, 2021	$233.9	$(40.8)	$193.1
Foreign currency fluctuations	(16.7)	3.9	(12.8)
Balance as of June 30, 2022	$217.2	$(36.9)	$180.3

The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of June 30, 2022
Original cost	$144.4	$28.0	$16.0	$188.4
Accumulated amortization	(80.4)	(14.2)	(10.7)	(105.3)
Carrying value	$64.0	$13.8	$5.3	$83.1
Weighted average original life (in years)	15	10	11

Balance as of December 31, 2021
Original cost	$155.4	$30.3	$17.0	$202.7
Accumulated amortization	(80.0)	(13.9)	(10.8)	(104.7)
Carrying value	$75.4	$16.4	$6.2	$98.0
Weighted average original life (in years)	15	11	11

Amortization expense on intangible assets for the three and six months ended June 30, 2022 was $3.9 million and $8.4 million, respectively. Amortization expense on intangible assets for the three and six months ended June 30, 2021 was $5.0 million and $10.3 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2022	$7.7
2023	14.3
2024	12.9
2025	11.6
2026	10.3
Thereafter	26.3
Total	$83.1

8.	Debt

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

The fee for committed funds under the revolving facility of the 2021 Credit Agreement ranges from an annual rate of 0.15% to 0.30%, depending on our leverage ratio. Borrowings denominated in U.S. dollars under the 2021 Credit Agreement bear interest at a rate per annum equal to (a) the Adjusted LIBO Rate, as adjusted for statutory reserve requirements for eurocurrency liabilities, but in any case, not less than 0%, plus an additional spread of 1.10% to 1.70%, depending on our leverage ratio or (b) the Alternate Base Rate which is the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month period, but in any case, not less than 1.0%, plus, in any such case, 1.0%, plus an additional spread of 0.10% to 0.70%, depending on our leverage ratio.

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

•	A covenant requiring us to maintain an EBITDA to interest expense ratio for a period of four consecutive fiscal quarters as of the end of each quarter of no less than 3.00 to 1.00; and
•

A covenant restricting us from paying dividends or repurchasing stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1.00, in such case limiting such payments to $60.0 million during any fiscal year.

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

Debt Outstanding

Debt outstanding consisted of the following:

	June 30,	December 31,
	2022	2021
Credit facility borrowings:
Revolving credit facility borrowings	$168.0	$168.0
Term loan facility borrowings	97.5	98.8
Secured borrowings	0.2	0.7
Finance lease liabilities	0.1	0.1
Total debt	265.8	267.6
Less: current portion of long-term debt(a)	(5.2)	(4.2)
Long-term debt	$260.6	$263.4

(a)	As of June 30, 2022, the Company is required to repay $5.0 million in outstanding credit facility borrowings and $0.2 million of current maturities of secured borrowings over the next 12 months.

As of June 30, 2022, we had outstanding borrowings of $168.0 million and $97.5 million under our revolving facility and term loan facility, respectively. We had letters of credit and bank guarantees outstanding in the amount of $2.9 million, leaving approximately $279.1 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the six months ended June 30, 2022 were $0.4 million. The overall weighted average cost of debt is approximately 2.0% and net of related cross-currency swap instruments is approximately 0.9%. Further details regarding the cross-currency swap instrument are discussed in Note 10.

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

The changes in warranty reserves were as follows:

	Six Months Ended
	June 30,
	2022	2021
Beginning balance	$10.4	$11.1
Additions charged to expense	4.4	4.3
Foreign currency fluctuations	(0.1)	(0.1)
Claims paid	(4.1)	(4.7)
Ending balance	$10.6	$10.6

10.	Derivatives

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

Balance Sheet Hedges

We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction gain in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At June 30, 2022 and December 31, 2021, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $145.8 million and $45.0 million, respectively.

Cash Flow Hedges

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Tennant Company and its subsidiaries. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency denominated cash flows associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as cash flow hedges. The hedged cash flows as of December 31, 2021 included €152.4 million of total notional values. The loan and related swaps matured in April 2022.

Fair Value Hedges

On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly-owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of June 30, 2022 these cross-currency swaps included €85.9 million of total notional value. As of June 30, 2022, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €10.9 million. The scheduled maturity and principal payment of the loan and related swaps of €75.0 million are due in April 2027.

Net Investment Hedges

On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and a wholly owned European subsidiary. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiary against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of June 30, 2022, the cross-currency swaps included €75.0 million of total notional values. These swaps are scheduled to mature in April 2027.

The fair value of derivative instruments on our consolidated balance sheets was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	June 30, 2022	December 31, 2021	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$—	$—	Other current liabilities	$—	$10.4
Derivatives designated as fair value hedges:
Cross-currency swaps	Other current assets	1.3	—	Other current liabilities	—	—
Cross-currency swaps	Other assets	1.2	—	Other liabilities	—	—
Derivatives designated as net investment hedges:
Cross-currency swaps	Other current assets	1.1	—	Other current liabilities	—	—
Cross-currency swaps	Other assets	0.7	—	Other liabilities	—	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	0.5	0.3	Other current liabilities	0.2	0.4

As of June 30, 2022, we anticipate reclassifying $1.2 million of gains from accumulated other comprehensive loss to net income during the next 12 months.

The following tables include the amounts in the consolidated statements of income in which the effects of derivatives designated as hedging instruments are recorded:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
	Total	Amount of Gain (Loss) on Hedging Activity	Total	Amount of Gain (Loss) on Hedging Activity	Total	Amount of Gain (Loss) on Hedging Activity	Total	Amount of Gain (Loss) on Hedging Activity
Derivatives designated as cash flow hedges:
Net sales	$280.2	$—	$279.1	$(0.2)	$538.3	$—	$542.4	$(0.3)
Interest expense, net	(1.2)	—	(2.1)	0.5	(1.5)	0.7	(6.0)	1.1
Net foreign currency transaction (loss) gain	(1.0)	0.2	—	(1.9)	(0.4)	4.7	0.5	5.4
Derivatives designated as fair value hedges:
Interest expense, net	(1.2)	0.4	(2.1)	—	(1.5)	0.4	(6.0)	—
Net foreign currency transaction (loss) gain	(1.0)	4.3	—	—	(0.4)	4.3	0.5	—
Derivatives designated as net investment hedges:
Interest expense, net	(1.2)	0.3	(2.1)	—	(1.5)	0.3	(6.0)	—

The effect of derivative instruments designated as hedges and derivative instruments not designated as hedges in our consolidated statements of income was as follows:

	Three Months Ended		Six Months Ended
	June, 30		June, 30
	2022	2021	2022	2021
Derivatives designated as cash flow hedges:
Net (loss) gain recognized in other comprehensive loss, net of tax(a)	$—	$(1.3)	$3.8	$4.7
Net loss reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net sales	—	(0.2)	—	$(0.2)
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	—	0.5	0.5	0.9
Net (loss) gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction gain	0.1	(1.5)	3.6	4.1
Derivatives designated as fair value hedges:
Net gain recognized in other comprehensive loss, net of tax(a)	4.7	—	4.7	—
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.3	—	0.3	—
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction gain	3.3	—	3.3	—
Derivatives designated as net investment hedges:
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.2	—	0.2	—
Derivatives not designated as hedging instruments:
Net gain (loss) recognized in income(b)	4.2	(0.7)	2.6	1.4
(a)	Net change in the fair value of the effective portion classified in other comprehensive loss.
(b)	Classified in net foreign currency transaction (loss) gain.

11.	Fair Value Measurements

Estimates of fair value for financial assets and financial liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures. The framework discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at June 30, 2022 was as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$0.5	$—	$0.5	$—
Cross-currency swaps	4.3	—	4.3	—
Total assets	4.8	—	4.8	—
Liabilities:
Foreign currency forward exchange contracts	0.2	—	0.2	—
Total liabilities	$0.2	$—	$0.2	$—

Our population of assets and liabilities subject to fair value measurements at  December 31, 2021 was as follows:

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$0.9	$—	$0.9	$—
Total assets	0.9	—	0.9	—
Liabilities:
Foreign currency forward exchange contracts	11.4	—	11.4	—
Total liabilities	$11.4	$—	$11.4	$—

Our foreign currency forward exchange contracts and cross-currency swaps are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our derivative instruments are discussed in Note 10.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value due to their short-term nature.

The fair value and carrying value of total debt, including current portion, was $266.8 million and $265.8 million, respectively, as of June 30, 2022. The fair value and carrying value of total debt, including current portion, was $271.2 million and $267.6 million, respectively, as of December 31, 2021. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.

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

13.	Shareholders' Equity

Accumulated Other Comprehensive Loss

The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Foreign Currency Translation Adjustments	Pension and Post-Retirement Medical Benefits	Derivative Financial Instruments	Total	Foreign Currency Translation Adjustments	Pension and Post-Retirement Medical Benefits	Derivative Financial Instruments	Total
Beginning balance	$(36.0)	$(2.1)	$0.2	$(37.9)	$(19.1)	$(1.7)	$0.7	$(20.1)
Other comprehensive (loss) income before reclassifications	(20.7)	—	8.5	(12.2)	(5.8)	0.1	4.7	(1.0)
Amounts reclassified from accumulated other comprehensive loss	—	—	(7.9)	(7.9)	—	—	(4.8)	(4.8)
Net current period other comprehensive loss	(20.7)	—	0.6	(20.1)	(5.8)	0.1	(0.1)	(5.8)
Ending balance	$(56.7)	$(2.1)	$0.8	$(58.0)	$(24.9)	$(1.6)	$0.6	$(25.9)

14.	Income Taxes

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2018. The number of years which remain open for audit for U.S. state or foreign tax purposes varies by jurisdiction but generally ranges from three to five years. We are currently undergoing income tax examinations in various foreign jurisdictions. Although the outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $4.1 million for unrecognized tax benefits as of June 30, 2022, there was approximately $0.6 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2022 was $3.9 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.

15.	Share-Based Compensation

Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2021. During the three months ended June 30, 2022 and 2021, we recognized total share-based compensation expense of $0.9 million and $3.9 million, respectively. During the six months ended June 30, 2022 and 2021, we recognized total share-based compensation expense of $2.7 million and $7.0 million, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the six months ended June 30, 2022 and 2021 was $0.3 million and $0.4 million, respectively.

16.	Earnings Per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$16.6	$9.8	$26.9	$35.5
Denominator:
Basic - weighted average shares outstanding	18,507,073	18,547,276	18,485,367	18,501,930
Effect of dilutive securities:	176,725	384,427	250,546	377,686
Diluted - weighted average shares outstanding	18,683,798	18,931,703	18,735,913	18,879,616
Basic earnings per share	$0.90	$0.53	$1.46	$1.92
Diluted earnings per share	$0.89	$0.51	$1.44	$1.88

Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 698,378 and 143,505 shares of common stock during the three months ended June 30, 2022 and 2021, respectively. Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 402,696 and 146,191 shares of common stock during the six months ended June 30, 2022 and 2021, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects would be anti-dilutive.

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

Macroeconomic Events

We continue to actively manage our business to respond to the COVID-19 pandemic and related impacts. We maintain our commitment to protect the health and safety of our employees and customers. We have continued our enhanced safety protocols on-site at our manufacturing facilities, and continue to monitor the evolving situation and guidance from local authorities. Governments across the world have taken actions, including stay-at-home orders, to limit the spread of COVID-19. These actions, specifically in China, have and may continue to reduce operating activities and negatively impact financial results.

We continue to experience disruption in the supply of raw materials and component parts, as well as price inflation and inefficiencies as a result of supply chain issues. We have established frequent communications with suppliers to review, track and prioritize high-risk components. We have also identified and activated alternative suppliers, materials and components as needed. The Company continues work to minimize the impact of price inflation in inputs and market supply challenges by employing local-for-local and region-for-region manufacturing and sourcing to allow us to manufacture our products closer to our customers. At the same time, our engineering teams are evaluating platform design to increase our sourcing flexibility. Regarding transportation, we have set up tracking, reporting and communication channels with carriers to understand their risks and to evaluate alternatives where necessary.

The crisis in Russia and Ukraine that began in February 2022 continues as of the date of this Form 10-Q. While we do not have any direct operations or employees in Russia or Ukraine and have suspended sales to Russia and Belarus, our operating results have and may continue to be negatively impacted by supply chain constraints and inflationary pressures stemming from this conflict. Sales to Russia and Belarus represented less than 1% of consolidated net sales and less than 2% of Europe, Middle East and Africa net sales for the year ended December 31, 2021. In addition to fully adhering to all sanctions, we will continue to monitor developments in the region, including the impact of rising commodity and energy prices.

As described in Part I, Item 1A - Risk Factors, in the annual report on Form 10-K for the fiscal year ended December 31, 2021, we may encounter financial difficulties if the United States or other global economies experience an additional or continued long-term economic downturn as our product sales are sensitive to declines in capital spending by our customers. We are actively monitoring the macroeconomic environment, especially the potential impact of global supply chain constraints on material inflation, and the potential decreased demand for our products.

Outlook

We expect the supply chain challenges and inflationary trends to continue in the second half of 2022. Global economic conditions continue to be highly volatile and uncertainty remains regarding the timing of a full recovery. We continue to monitor prices in the current inflationary environment and will take action accordingly. Strategic investments made during the second quarter have positioned us to address the strong overall demand for our products in 2022. However, we anticipate that we will need to remain agile as we continue to manage evolving challenges throughout the year. We remain confident in the long-term growth trends for all our products and services in the markets we serve.

Results

The following table compares the results of operations for the three and six months ended June 30, 2022 and 2021, respectively (in millions, except per share data and percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	%	2021	%	2022	%	2021	%
Net sales	$280.2	100.0	$279.1	100.0	$538.3	100.0	$542.4	100.0
Cost of sales	174.1	62.1	164.2	58.8	333.3	61.9	314.2	57.9
Gross profit	106.1	37.9	114.9	41.2	205.0	38.1	228.2	42.1
Selling and administrative expense	79.1	28.2	86.2	30.9	155.7	28.9	165.6	30.5
Research and development expense	7.9	2.8	8.3	3.0	15.6	2.9	15.7	2.9
Gain on sale of assets	(3.7)	(1.3)	—	—	(3.7)	(0.7)	(9.8)	(1.8)
Operating income	22.8	8.1	20.4	7.3	37.4	6.9	56.7	10.5
Interest expense, net	(1.2)	(0.4)	(2.1)	(0.8)	(1.5)	(0.3)	(6.0)	(1.1)
Net foreign currency transaction (loss) gain	(1.0)	(0.4)	—	—	(0.4)	(0.1)	0.5	0.1
Loss on extinguishment of debt	—	—	(11.3)	(4.0)	—	—	(11.3)	(2.1)
Other (expense) income, net	(0.3)	(0.1)	0.2	0.1	(0.5)	(0.1)	0.3	0.1
Income before income taxes	20.3	7.2	7.2	2.6	35.0	6.5	40.2	7.4
Income tax expense (benefit)	3.7	1.3	(2.6)	(0.9)	8.1	1.5	4.7	0.9
Net income	$16.6	5.9	$9.8	3.5	$26.9	5.0	$35.5	6.5
Net income per share - diluted	$0.89		$0.51		$1.44		$1.88

Net Sales

Consolidated net sales for the second quarter of 2022 totaled $280.2 million, a 0.4% increase as compared to consolidated net sales of $279.1 million in the second quarter of 2021. Consolidated net sales for the first six months of 2022 were $538.3 million, a 0.8% decrease compared to consolidated net sales of $542.4 million in the first six months of 2021.

The 0.4% increase in consolidated net sales in the second quarter of 2022 as compared to the same period in 2021 was driven by:

•	A net unfavorable impact from foreign currency exchange of approximately 4.0%; and
•	An organic sales increase of approximately 4.4%, which excludes the effects of foreign currency exchange. The organic sales increase was primarily due to the impact of higher selling prices across all regions, partially offset by volume declines due to limited availability of certain component parts resulting from continued supply chain constraints.

The 0.8% decrease in consolidated net sales in the first six months of 2022 as compared to the same period in 2021 was driven by:

•	A net unfavorable impact from foreign currency exchange of approximately 3.1%;
•	An organic sales increase of approximately 2.6%, which excludes the effects of foreign currency exchange and divestitures. The organic sales increase was primarily due to the impact of higher selling prices across all regions, partially offset by volume declines resulting from continued supply chain constraints; and
•	An unfavorable impact from the divestiture of our Coatings business in the first quarter of 2021 of 0.3%.

The following table sets forth the net sales by geographic area for the three and six months ended June 30, 2022 and 2021 (in millions, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
Americas	$178.4	$167.2	6.7%	$338.7	$325.0	4.2%
Europe, Middle East and Africa	77.3	85.2	(9.3)%	156.0	166.1	(6.1)%
Asia Pacific	24.5	26.7	(8.2)%	43.6	51.3	(15.0)%
Total	$280.2	$279.1	0.4%	$538.3	$542.4	(0.8)%

Americas

Americas net sales were $178.4 million for the second quarter of 2022, an increase of 6.7% from the second quarter of 2021. Organic sales grew 6.5% in the Americas, mainly due to higher selling prices across the region and volume increases in Latin America, partially offset by volume declines in North America. Demand in the region remained strong; however, diminished parts availability, due to global supply chain constraints, resulted in increased backlog levels. Additionally, foreign currency exchange within the Americas favorably impacted net sales by approximately 0.2% in the second quarter of 2022.

Americas net sales were $338.7 million for the first six months of 2022, an increase of 4.2% from the first six months of 2021. Organic sales grew 4.5% in the Americas, mainly due to higher selling prices, partially offset by lower volume. Additionally, foreign currency exchange within the Americas favorably impacted net sales by approximately 0.2% in the first six months of 2022. These items were offset by the divestiture of the Coatings business in the first six months of 2021 resulting in a decline in net sales of approximately 0.5% in the first six months of 2022.

Europe, Middle East and Africa ("EMEA")

EMEA net sales were $77.3 million for the second quarter of 2022, a decrease of 9.3% from the second quarter of 2021. Foreign currency exchange within EMEA unfavorably impacted net sales by approximately 12.3%. Organic sales grew 3.0% in EMEA, primarily due to higher selling prices, growth in services and parts and consumables. This was partially offset by volume declines as lack of component parts due to global supply chain constraints has limited our ability to meet the strong demand in the region.

EMEA net sales were $156.0 million for the first six months of 2022, a decrease of 6.1% from the first six months of 2021. Foreign currency exchange within EMEA unfavorably impacted net sales by approximately 9.7%. Organic sales grew 3.6% in EMEA, primarily due to higher selling prices, growth in services, and higher sales of parts and consumables.

Asia Pacific ("APAC")

APAC net sales were $24.5 million for the second quarter of 2022, a decrease of 8.2% from the second quarter of 2021. Organic sales declined 4.5% in APAC, primarily due to volume declines in China as government shutdowns related to COVID-19 continue to unfavorably impact demand. This was partially offset by growth in equipment and parts and consumables in Australia. Foreign currency exchange within APAC unfavorably impacted net sales by approximately 3.7% in the second quarter of 2022.

APAC net sales were $43.6 million for the first six months of 2022, a decrease of 15.0% from the first six months of 2021. Organic sales declined 12.0% in APAC, primarily due to government shutdowns in China related to COVID-19 outbreaks impacting our ability to deliver finished goods to customers. This was partly offset by volume upside in Australian markets. Foreign currency exchange within APAC unfavorably impacted net sales by approximately 3.0% in the first six months of 2022.

Gross Profit

Gross profit margin of 37.9% was 330 basis points lower in the second quarter of 2022 compared to the second quarter of 2021. The decrease was attributable to the broad effects of inflation on materials, labor, and freight costs, partly offset by higher selling prices. Inflation contributed to a $4.9 million LIFO charge during the second quarter of 2022 compared to $2.4 million in the second quarter of 2021.

Gross profit margin of 38.1% was 400 basis points lower in the first six months of 2022 compared to the first six months of 2021. The decrease was due to inflation on materials and higher freight costs, partly offset by price increases.  Inflation contributed to a LIFO charge of $6.0 million during the first six months of 2022 compared to $2.2 million in the first six months of 2021.

Operating Expense

Selling and Administrative Expense

Selling and administrative expense ("S&A expense") was $79.1 million for the second quarter of 2022, a decrease of $7.1 million compared to the second quarter of 2021. As a percentage of net sales, S&A expense for the second quarter of 2022 decreased 270 basis points to 28.2% from 30.9% in the second quarter of 2021. The S&A expense decrease in the second quarter of 2022 was primarily driven by lower variable employee compensation expenses, partially offset by increased strategic project spend initiatives to address strong overall demand.

S&A expense was $155.7 million for the first six months of 2022, a decrease of $9.9 million compared to the first six months of 2021. As a percentage of net sales, S&A expense for the first six months of 2022 decreased 160 basis points to 28.9% from 30.5% in the first six months of 2021. The S&A expense decrease in the first six months of 2022 was primarily driven by lower variable employee compensation expenses.

Research and Development Expense

Research and development ("R&D") expense was $7.9 million, or 2.8% of net sales, for the second quarter of 2022, essentially flat compared to the second quarter of 2021. R&D expense was $15.6 million, or 2.9% of net sales, for the first six months of 2022, flat as a percentage of net sales compared to the first six months of 2021.

We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovation leadership position.

Total Other Expense, Net

Interest Expense, Net

Interest expense, net was $1.2 million in the second quarter of 2022 compared to $2.1 million in the same period of 2021. Interest expense, net was $1.5 million in the first six months of 2022 compared to $6.0 million in the same period of 2021. The decrease in both periods of 2021 was due to the restructuring of debt in the second quarter of 2021, which resulted in lower interest expense from more favorable interest rates and a lower amount of outstanding debt. Our debt portfolio as of June 30, 2022 was comprised of debt predominately in U.S. dollars. We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates that impact interest incurred.

Net Foreign Currency Transaction (Loss) Gain

Net foreign currency transaction (loss) gain was a $1.0 million loss and less than $0.1 million loss in the second quarter of 2022 and 2021, respectively. Net foreign currency transaction (loss) gain was a $0.4 million loss and a $0.5 million gain in the first six months of 2022 and 2021, respectively. The unfavorable impact was primarily due to strengthening of the U.S. dollar relative to the Brazilian real on foreign denominated liabilities.

Income Taxes

The effective tax rate for the second quarter of 2022 was 18.2% compared to (36.1)% for the second quarter of 2021. The effective tax rate for the first six months of 2022 was 23.1% compared to 11.7% for the first six months of 2021. The effective tax rate for both the second quarter and the first six months of 2022 increased primarily due to a high level of discrete tax benefit items in 2021 compared to 2022 and the mix in expected full year taxable earnings by country. For the second quarter of 2021, the discrete tax benefits included the release of certain tax reserves as a result of a lapse in the applicable statute of limitations and a $3.4 million benefit associated with the reversal of a valuation allowance related to tax loss carryovers in The Netherlands. The reversal was driven by a change in law providing an unlimited carryforward period.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the United States.

Backlog

Backlog is one of the many indicators of business conditions in the Company's markets. Our order backlog at June 30, 2022 was approximately three times larger compared to June 30, 2021. During the second quarter of 2022, our order backlog increased approximately 11.0%. The increase in our order backlog was primarily due to higher order rates coupled with persistent supply chain challenges that impacted our ability to obtain raw materials and component parts. Unless these factors change, we expect our backlog level to remain high throughout 2022. Backlog includes orders that can be cancelled or postponed at the option of the customer at any time without penalty.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and restricted cash totaled $73.8 million at June 30, 2022, as compared to $123.6 million as of December 31, 2021. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.0 as of June 30, 2022 and 1.8 as of December 31, 2021, and our primary working capital, which is comprised of accounts receivable, inventories and accounts payables, was $283.9 million and $250.5 million, respectively. Our debt-to-capital ratio was 38.0% as of June 30, 2022, compared to 38.1% as of December 31, 2021.

As of June 30, 2022, we had letters of credit and bank guarantees outstanding in the amount of $2.9 million, leaving approximately $279.1 million of unused borrowing capacity on our revolving facility.

On August 3, 2022, the Company's Board of Directors authorized a quarterly cash dividend of $0.25 per share payable September 15, 2022, to shareholders of record at the close of business on August 31, 2022.

Cash Flow from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 was $23.6 million compared to net cash provided by operating activities of $37.8 million during the six months ended June 30, 2021. The increase in cash used was primarily driven by an increase in working capital attributable to the effects of inflation as well as an investment in constrained component parts to prepare for a ramp in production.

Cash Flow from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was $10.1 million compared to net cash provided by investing activities of $16.7 million during the six months ended June 30, 2021.  The increase of cash outflows was primarily the result of lower cash proceeds from the prior year sale of our Coatings business in 2021.

Cash Flow from Financing Activities

Net cash used in financing activities decreased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a decrease in repayments of borrowings in the first six month of 2022.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

For the Quarter Ended	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
June 30, 2022	Purchased(1)	Per Share	Programs	Programs
April 1–30, 2022	18	$78.80	—	1,192,089
May 1–31, 2022	2,018	$60.54	—	1,192,089
June 1–30, 2022	35	$56.31	—	1,192,089
Total	2,071	$60.63	—	1,192,089

(1)

Includes 2,071 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

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
101

The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; (v) Consolidated Statements of Equity for the six months ended June 30, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements

Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 9, 2022	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)