Form 10-Q
period 2022-09-30
TENNANT CO
filed 2022-10-27
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number 1-16191
__________________________________________
TENNANT COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0572550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10400 Clean Street
Eden Prairie, Minnesota 55344
(Address of principal executive offices)
(Zip Code)
(763) 540-1200
(Registrant’s telephone number, including area code)
____________________________________________________
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
As of October 21, 2022, there were 18,596,429 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
TENNANT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$262.9	$272.0	$801.2	$814.4
Cost of sales	162.2	162.8	495.5	477.0
Gross profit	100.7	109.2	305.7	337.4
Selling and administrative expense	71.4	76.9	227.1	242.5
Research and development expense	7.9	8.4	23.5	24.1
Gain on sale of assets	—	—	(3.7)	(9.8)
Operating income	21.4	23.9	58.8	80.6
Interest expense, net	(2.2)	(0.6)	(3.7)	(6.6)
Net foreign currency transaction loss	—	(0.7)	(0.4)	(0.2)
Loss on extinguishment of debt	—	—	—	(11.3)
Other income (expense), net	0.6	(0.3)	0.1	—
Income before income taxes	19.8	22.3	54.8	62.5
Income tax expense	4.2	0.8	12.3	5.5
Net income	$15.6	$21.5	$42.5	$57.0

Net income per share
Basic	$0.84	$1.16	$2.30	$3.08
Diluted	$0.83	$1.14	$2.27	$3.02

Weighted average shares outstanding
Basic	18,515,851	18,554,136	18,495,640	18,519,523
Diluted	18,691,916	18,871,217	18,713,337	18,869,898

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$15.6	$21.5	$42.5	$57.0
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of related tax (expense) benefit of $(1.2), $0.6, $(2.6), and $0.4, respectively)	(20.1)	(7.3)	(40.8)	(13.1)
Pension and postretirement medical benefits (net of related tax benefit of $—, $—, $—, and $0.1, respectively)	—	—	—	0.1
Cash flow hedge (net of related tax expense of $—, $0.1, $0.2, and $0.1, respectively)	(0.1)	(0.2)	0.5	(0.3)
Total other comprehensive loss, net of tax	(20.2)	(7.5)	(40.3)	(13.3)

Comprehensive (loss) income	$(4.6)	$14.0	$2.2	$43.7
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except shares and per share data)	September 30, 2022	December 31, 2021
ASSETS
Cash, cash equivalents, and restricted cash	$59.2	$123.6
Receivables, less allowances of $5.2 and $5.3, respectively	219.3	211.4
Inventories	199.6	160.6
Prepaid and other current assets	43.9	31.2
Total current assets	522.0	526.8
Property, plant and equipment, less accumulated depreciation of $261.1 and $258.4, respectively	166.1	172.8
Operating lease assets	31.4	41.3
Goodwill	168.6	193.1
Intangible assets, net	74.0	98.0
Other assets	43.0	29.7
Total assets	$1,005.1	$1,061.7
LIABILITIES AND EQUITY
Current portion of long-term debt	$5.3	$4.2
Accounts payable	110.0	121.5
Employee compensation and benefits	47.2	60.6
Other current liabilities	81.7	104.0
Total current liabilities	244.2	290.3
Long-term debt	276.3	263.4
Long-term operating lease liabilities	17.3	25.4
Employee benefits	15.9	16.3
Deferred income taxes	15.9	20.6
Other liabilities	9.0	10.6
Total long-term liabilities	334.4	336.3
Total liabilities	$578.6	$626.6
Commitments and contingencies (Note 12)
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,596,389 and 18,535,116 shares issued and outstanding, respectively	$7.0	$7.0
Additional paid-in capital	57.3	54.1
Retained earnings	439.1	410.6
Accumulated other comprehensive loss	(78.2)	(37.9)
Total Tennant Company shareholders' equity	425.2	433.8
Noncontrolling interest	1.3	1.3
Total equity	426.5	435.1
Total liabilities and total equity	$1,005.1	$1,061.7
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$42.5	$57.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	24.0	24.5
Amortization expense	12.1	15.1
Deferred income tax benefit	(6.3)	(13.1)
Share-based compensation expense	4.4	9.5
Bad debt and returns expense	0.5	0.8
Acquisition contingent consideration adjustment	—	0.7
Gain on sale of assets	(3.7)	(9.8)
Debt extinguishment cost	—	11.3
Other, net	0.7	1.6
Changes in operating assets and liabilities:
Receivables	(17.3)	(5.5)
Inventories	(65.5)	(48.9)
Accounts payable	(1.2)	16.4
Employee compensation and benefits	(10.4)	7.2
Other assets and liabilities	(18.6)	(3.9)
Net cash (used in) provided by operating activities	(38.8)	62.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19.4)	(12.0)
Proceeds from sale of assets, net of cash divested	4.1	24.7
Purchase of intangible assets	—	(0.1)
Investment in leased assets	(4.1)	—
Cash received from leased assets	0.4	—
Net cash (used in) provided by investing activities	(19.0)	12.6
FINANCING ACTIVITIES
Proceeds from borrowings	32.0	315.8
Repayments of borrowings	(18.0)	(361.2)
Debt extinguishment payment	—	(8.4)
Contingent consideration payments	—	(2.5)
Change in finance lease obligations	—	0.2
(Repurchases) proceeds from exercise of stock options, net of employee tax withholdings obligations	(1.2)	4.2
Repurchases of common stock	—	(7.5)
Dividends paid	(14.0)	(12.9)
Net cash used in financing activities	(1.2)	(72.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.4)	(3.6)
Net (decrease) in cash, cash equivalents and restricted cash	(64.4)	(0.4)
Cash, cash equivalents and restricted cash at beginning of period	123.6	141.0
Cash, cash equivalents and restricted cash at end of period	$59.2	$140.6

SUPPLEMENTAL CASH FLOW INFORMATION	Nine Months Ended September 30,
	2022	2021
Cash paid for income taxes	$21.9	$13.1
Cash paid for interest	5.4	10.3
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	13.8	15.4
Financing cash flows from financing leases	—	0.1
Lease assets obtained in exchange for new operating lease liabilities	8.4	12.9
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	1.9	1.2
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	18,535,116	$7.0	$54.1	$410.6	$(37.9)	$433.8	$1.3	$435.1
Net income		—	—	10.3	—	10.3	—	10.3
Other comprehensive loss		—	—	—	(4.0)	(4.0)	—	(4.0)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 24,025 shares	44,700	—	(1.3)	—	—	(1.3)	—	(1.3)
Share-based compensation		—	1.8	—	—	1.8	—	1.8
Dividends paid $0.25 per common share		—	—	(4.6)	—	(4.6)	—	(4.6)
Balance, March 31, 2022	18,579,816	$7.0	$54.6	$416.3	$(41.9)	$436.0	$1.3	$437.3
Net income		—	—	16.6	—	16.6	—	16.6
Other comprehensive income		—	—	—	(16.1)	(16.1)	—	(16.1)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 2,071 shares	9,859	—	(0.1)	—	—	(0.1)	—	(0.1)
Share-based compensation		—	0.9	—	—	0.9	—	0.9
Dividends paid $0.25 per common share		—	—	(4.6)	—	(4.6)	—	(4.6)
Balance, June 30, 2022	18,589,675	$7.0	$55.4	$428.3	$(58.0)	$432.7	$1.3	$434.0
Net income		—	—	15.6	—	15.6	—	15.6
Other comprehensive income		—	—	—	(20.2)	(20.2)	—	(20.2)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 54 shares	6,714	—	0.2	—	—	0.2	—	0.2
Share-based compensation		—	1.7	—	—	1.7	—	1.7
Dividends paid $0.25 per common share		—	—	(4.8)	—	(4.8)	—	(4.8)
Balance, September 30, 2022	18,596,389	$7.0	$57.3	$439.1	$(78.2)	$425.2	$1.3	$426.5

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	18,503,805	$6.9	$54.7	$363.3	$(20.1)	$404.8	$1.3	$406.1
Net income		—	—	25.7	—	25.7	—	25.7
Other comprehensive loss		—	—	—	(10.7)	(10.7)	—	(10.7)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 22,724 shares	102,681	0.1	1.3	—	—	1.4	—	1.4
Share-based compensation		—	3.1	—	—	3.1	—	3.1
Dividends paid $0.23 per common share		—	—	(4.2)	—	(4.2)	—	(4.2)
Balance, March 31, 2021	18,606,486	$7.0	$59.1	$384.8	$(30.8)	$420.1	$1.3	$421.4
Net income		—	—	9.8	—	9.8	—	9.8
Other comprehensive loss		—	—	—	4.9	4.9	—	4.9
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 3,305 shares	58,579	—	1.9	—	—	1.9	—	1.9
Share-based compensation		—	3.9	—	—	3.9	—	3.9
Dividends paid $0.23 per common share		—	—	(4.4)	—	(4.4)	—	(4.4)
Balance, June 30, 2021	18,665,065	$7.0	$64.9	$390.2	$(25.9)	$436.2	$1.3	$437.5
Net income		—	—	21.5	—	21.5	—	21.5
Other comprehensive loss		—	—	—	(7.5)	(7.5)	—	(7.5)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 18 shares	20,401	—	0.9	—	—	0.9	—	0.9
Share-based compensation		—	2.5			2.5		2.5
Dividends paid $0.23 per common share		—	—	(4.3)	—	(4.3)	—	(4.3)
Repurchases of common stock	(102,229)	—	(7.5)			(7.5)	—	(7.5)
Balance, September 30, 2021	18,583,237	$7.0	$60.8	$407.4	$(33.4)	$441.8	$1.3	$443.1
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

3.    Revenue
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:
Net sales by geographic area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$174.0	$166.7	$512.7	$491.7
Europe, Middle East and Africa	69.0	80.7	225.0	246.8
Asia Pacific	19.9	24.6	63.5	75.9
Total	$262.9	$272.0	$801.2	$814.4
Net sales are attributed to each geographic area based on the end-user country and are net of intercompany sales.
Net sales by groups of similar products and services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equipment	$153.8	$168.6	$484.0	$506.6
Parts and consumables	67.4	62.8	194.1	187.4
Service and other	41.7	40.6	123.1	118.9
Specialty surface coatings(a)	—	—	—	1.5
Total	$262.9	$272.0	$801.2	$814.4
(a)On February 1, 2021, we sold our Coatings business. Further details regarding the sale are discussed in Note 5.
Net sales by sales channel

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales direct to consumer	$174.9	$175.4	$518.4	$517.3
Sales to distributors	88.0	96.6	282.8	297.1
Total	$262.9	$272.0	$801.2	$814.4
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
The change in our sales incentive accrual balance was as follows:

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$19.9	$12.1
Additions to sales incentive accrual	16.1	29.9
Contract payments	(19.5)	(26.1)
Foreign currency fluctuations	(0.9)	0.1
Ending balance	$15.6	$16.0
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
The change in the deferred revenue balance was as follows:

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$11.2	$9.3
Increase in deferred revenue representing our obligation to satisfy future performance obligations	19.4	25.9
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(19.9)	(25.2)
Foreign currency fluctuations	(0.7)	—
Ending balance	$10.0	$10.0

At September 30, 2022, $6.9 million and $3.1 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2022	$5.5
2023	2.4
2024	1.4
2025	0.4
2026	0.2
Thereafter	0.1
Total	$10.0
At December 31, 2021, $7.7 million and $3.5 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.
4.    Management Actions
Restructuring Actions
During the three and nine months ended September 30, 2022 and September 30, 2021, we incurred restructuring expenses as part of our ongoing global reorganization efforts. The following pre-tax restructuring charges were included in selling and administrative expense in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Severance-related costs	$—	$—	$0.3	$0.9
Other costs	0.5	—	0.8	—
Total pre-tax restructuring costs	$0.5	$—	$1.1	$0.9
The charges in 2022 primarily impacted the Americas and APAC operating segments. The charges in 2021 primarily impacted the EMEA and APAC operating segments. Our restructuring actions represent the continued execution of a multi-year enterprise strategy to drive increased productivity throughout our operations.
A reconciliation of the beginning and ending liability balances for severance-related costs is as follows:

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$4.9	$4.5
New charges	0.9	0.9
Cash payments	(2.3)	(2.3)
Foreign currency fluctuations	(0.7)	(0.2)
Adjustments to accrual	(0.6)	—
Ending balance	$2.2	$2.9

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
6.    Inventories
Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	September 30, 2022	December 31, 2021
Inventories carried at LIFO:
Finished goods(a)	$78.8	$54.0
Raw materials and work-in-process	51.2	42.4
Excess of FIFO over LIFO cost(b)	(51.2)	(43.0)
Total LIFO inventories	$78.8	$53.4

Inventories carried at FIFO:
Finished goods(a)	$62.8	$53.8
Raw materials and work-in-process	58.0	53.4
Total FIFO inventories	$120.8	$107.2
Total inventories	$199.6	$160.6
(a)Finished goods include machines, parts and consumables and component parts that are used in our products.
(b)The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.
We are currently operating in a more volatile inflationary environment and we experienced higher product cost inflation in most categories during 2022. Our LIFO charge for the three and nine months ended September 30, 2022 was $2.1 million and $8.1 million, respectively, compared to $3.7 million and $5.9 million in the three and nine months ended September 30, 2021, respectively. The increase in each period was attributable to the broad effects of inflation.

7.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2021	$233.9	$(40.8)	$193.1
Foreign currency fluctuations	(32.0)	7.5	(24.5)
Balance as of September 30, 2022	$201.9	$(33.3)	$168.6
The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of September 30, 2022
Original cost	$134.5	$26.1	$15.3	$175.9
Accumulated amortization	(77.6)	(13.8)	(10.5)	(101.9)
Carrying value	$56.9	$12.3	$4.8	$74.0
Weighted average original life (in years)	15	10	11

Balance as of December 31, 2021
Original cost	$155.4	$30.3	$17.0	$202.7
Accumulated amortization	(80.0)	(13.9)	(10.8)	(104.7)
Carrying value	$75.4	$16.4	$6.2	$98.0
Weighted average original life (in years)	15	11	11
Amortization expense on intangible assets for the three and nine months ended September 30, 2022 was $3.7 million and $12.1 million, respectively. Amortization expense on intangible assets for the three and nine months ended September 30, 2021 was $4.8 million and $15.1 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2022	$3.6
2023	13.3
2024	12.0
2025	10.8
2026	9.7
Thereafter	24.6
Total	$74.0

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

Debt Outstanding
Debt outstanding consisted of the following:

	September 30, 2022	December 31, 2021
Credit facility borrowings:
Revolving credit facility borrowings	$185.0	$168.0
Term loan facility borrowings	96.3	98.8
Secured borrowings	0.2	0.7
Finance lease liabilities	0.1	0.1
Total debt	281.6	267.6
Less: current portion of long-term debt(a)	(5.3)	(4.2)
Long-term debt	$276.3	$263.4
(a)As of September 30, 2022, the Company is required to repay $5.0 million in outstanding credit facility borrowings, $0.2 million of current maturities of secured borrowings and $0.1 million of finance lease liabilities over the next 12 months.
As of September 30, 2022, we had outstanding borrowings of $185.0 and $96.3 under our revolving facility and term loan facility, respectively. We had letters of credit and bank guarantees outstanding in the amount of $3.1 million, leaving approximately $261.9 of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the nine months ended September 30, 2022 were $0.6 million. The overall weighted average cost of debt was approximately 3.5% and net of related cross-currency swap instruments was approximately 2.5%. Further details regarding the cross-currency swap instrument are discussed in Note 10.
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
The changes in warranty reserves were as follows:

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$10.4	$11.1
Additions charged to expense	6.7	6.7
Foreign currency fluctuations	(0.3)	(0.2)
Claims paid	(6.2)	(7.1)
Ending balance	$10.6	$10.5

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
Balance Sheet Hedges
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction gain in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At September 30, 2022 and December 31, 2021, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $80.0 million and $45.0 million, respectively.
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
Fair Value Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of September 30, 2022 these cross-currency swaps included €85.3 million of total notional value. As of September 30, 2022, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €10.3 million. The scheduled maturity and principal payment of the loan and related swaps of €75.0 million are due in April 2027.
Net Investment Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and a wholly owned European subsidiary. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiary against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of September 30, 2022, the cross-currency swaps included €75.0 million of total notional values. These swaps are scheduled to mature in April 2027.

The fair value of derivative instruments on our consolidated balance sheets was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	September 30, 2022	December 31, 2021	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$—	$—	Other current liabilities	$—	$10.4
Derivatives designated as fair value hedges:
Cross-currency swaps	Other current assets	1.6	—	Other current liabilities	—	—
Cross-currency swaps	Other assets	6.5	—	Other liabilities	—	—
Derivatives designated as net investment hedges:
Cross-currency swaps	Other current assets	1.2	—	Other current liabilities	—	—
Cross-currency swaps	Other assets	5.4	—	Other liabilities	—	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2.7	$0.3	Other current liabilities	$—	$0.4
As of September 30, 2022, we anticipate reclassifying $2.6 million of gains from accumulated other comprehensive loss to net income during the next 12 months.

The following tables include the amounts in the consolidated statements of income in which the effects of derivatives designated as hedging instruments are recorded:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Total	Amount of Gain (Loss) on Hedging Activity	Total	Amount of Gain (Loss) on Hedging Activity	Total	Amount of Gain (Loss) on Hedging Activity	Total	Amount of Gain (Loss) on Hedging Activity
Derivatives designated as cash flow hedges:
Net sales	$262.9	$—	$272.0	$—	$801.2	$—	$814.4	$(0.3)
Interest expense, net	(2.2)	—	(0.6)	0.6	(3.7)	0.7	(6.6)	1.7
Net foreign currency transaction (loss) gain	—	—	(0.7)	4.1	(0.4)	4.7	(0.2)	9.5
Derivatives designated as fair value hedges:
Interest expense, net	(2.2)	0.4	(0.6)	—	(3.7)	0.8	(6.6)	—
Net foreign currency transaction (loss) gain	—	5.6	(0.7)	—	(0.4)	9.9	(0.2)	—
Derivatives designated as net investment hedges:
Interest expense, net	$(2.2)	$0.3	$(0.6)	$—	$(3.7)	$0.6	$(6.6)	$—

The effect of derivative instruments designated as hedges and derivative instruments not designated as hedges in our consolidated statements of income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives designated as cash flow hedges:
Net gain recognized in other comprehensive loss, net of tax(a)	$—	$3.4	$3.8	$8.1
Net loss reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net sales	—	—	—	(0.2)
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	—	0.4	0.5	1.3
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction gain	—	3.2	3.6	7.3
Derivatives designated as fair value hedges:
Net gain recognized in other comprehensive loss, net of tax(a)	0.2	—	1.4	—
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.3	—	0.6	—
Derivatives designated as net investment hedges:
Net gain recognized in other comprehensive loss, net of tax(a)	3.9	—	7.8	—
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.3	—	0.5	—
Derivatives not designated as hedging instruments:
Net gain recognized in income(b)	$4.0	$0.8	$6.6	$2.2
(a)Net change in the fair value of the effective portion classified in other comprehensive loss.
(b)Classified in net foreign currency transaction loss.

11.    Fair Value Measurements
Estimates of fair value for financial assets and financial liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures. The framework discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at September 30, 2022 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$2.7	$—	$2.7	$—
Cross-currency swaps	14.7	—	14.7	—
Total assets	17.4	—	17.4	—
Liabilities:
Foreign currency forward exchange contracts	—	—	—	—
Total liabilities	$—	$—	$—	$—
Our population of assets and liabilities subject to fair value measurements at December 31, 2021 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$0.9	$—	$0.9	$—
Total assets	0.9	—	0.9	—
Liabilities:
Foreign currency forward exchange contracts	11.4	—	11.4	—
Total liabilities	$11.4	$—	$11.4	$—
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
The fair value and carrying value of total debt, including current portion, was $282.4 million and $281.6 million, respectively, as of September 30, 2022. The fair value and carrying value of total debt, including current portion, was $271.2 million and $267.6 million, respectively, as of December 31, 2021. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.

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

13.    Shareholders' Equity
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Cash Flow Hedge	Total	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Cash Flow Hedge	Total
Beginning balance	$(36.0)	$(2.1)	$0.2	$(37.9)	$(19.1)	$(1.7)	$0.7	$(20.1)
Other comprehensive (loss) income before reclassifications	(40.3)	—	5.2	(35.1)	(13.1)	0.1	8.1	(4.9)
Amounts reclassified from accumulated other comprehensive loss	(0.5)	—	(4.7)	(5.2)	—	—	(8.4)	(8.4)
Net current period other comprehensive (loss) income	(40.8)	—	0.5	(40.3)	(13.1)	0.1	(0.3)	(13.3)
Ending balance	$(76.8)	$(2.1)	$0.7	$(78.2)	$(32.2)	$(1.6)	$0.4	$(33.4)

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
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $4.0 million for unrecognized tax benefits as of September 30, 2022, there was approximately $0.6 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2022 was $3.7 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into U.S. law. Under this law, there is a new 15% corporate minimum tax, which we do not believe will have an impact on the Company. In addition, beginning after December 31, 2022, there will be a 1% excise tax on certain share repurchases, which is not expected to have a material impact on the Company's consolidated financial statements.
15.    Share-Based Compensation
Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2021. During the three months ended September 30, 2022 and 2021, we recognized total share-based compensation expense of $1.7 million and $2.5 million, respectively. During the nine months ended September 30, 2022 and 2021, we recognized total share-based compensation expense of $4.4 million and $9.5 million, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the nine months ended September 30, 2022 and 2021 was $0.3 million and $0.4 million, respectively.
16.    Earnings Per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$15.6	$21.5	$42.5	$57.0
Denominator:
Basic - weighted average shares outstanding	18,515,851	18,554,136	18,495,640	18,519,523
Effect of dilutive securities:	176,065	317,081	217,697	350,375
Diluted - weighted average shares outstanding	18,691,916	18,871,217	18,713,337	18,869,898
Basic earnings per share	$0.84	$1.16	$2.30	$3.08
Diluted earnings per share	$0.83	$1.14	$2.27	$3.02
Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 766,235 and 148,747 shares of common stock during the three months ended September 30, 2022 and 2021, respectively. Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 425,920 and 198,853 shares of common stock during the nine months ended September 30, 2022 and 2021, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects would be anti-dilutive.

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
Macroeconomic Events
We continue to actively manage our business to respond to the COVID-19 pandemic and related impacts. We maintain our commitment to protect the health and safety of our employees and customers. We have enhanced our on-site safety protocols at our manufacturing facilities and continue to monitor the evolving situation and guidance from local authorities. Governments across the world have taken actions, including stay-at-home orders, to limit the spread of COVID-19. These actions, specifically in China, have and may continue to reduce operating activities and negatively impact financial results.
We continue to experience disruption in the supply of key component parts, as well as price inflation and inefficiencies as a result of supply chain issues. We have established frequent communications with suppliers to review, track and prioritize high-risk components. We have also identified and activated alternative suppliers, materials and components as needed. We continue to work closely with our suppliers to achieve a deeper integration into our suppliers' supply chains, including the procurement of sub-component parts. The Company continues work to minimize the impact of price inflation on inputs and market supply challenges by employing local-for-local and region-for-region manufacturing and sourcing to allow us to manufacture our products closer to our customers. At the same time, our engineering teams are evaluating platform design to increase our sourcing flexibility.
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
Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between our operations in the United States and our international operations and transaction gains and losses. Volatility in the foreign exchange market has and may continue to negatively impact the financial results of our international operations.
As described in Part I, Item 1A - Risk Factors, in the annual report on Form 10-K for the fiscal year ended December 31, 2021, we may encounter financial difficulties if the United States or other global economies experience an additional or continued long-term economic downturn as our product sales are sensitive to declines in capital spending by our customers. Any sustained adverse impacts to our business, the industries in which we operate, market demand for our products, and/or certain suppliers or customers may also affect our future results of operations, financial position, or cash flows. We are actively monitoring the macroeconomic environment, especially the potential impact of global supply chain constraints on material inflation, and the potential decreased demand for our products.

Outlook
Global economic conditions continue to be highly volatile and uncertainty remains regarding the timing of a full recovery from supply chain challenges and inflationary trends. We continue to monitor costs in the current inflationary environment and will take pricing action accordingly. We anticipate that we will need to remain agile as we continue to manage evolving challenges. We remain confident in the long-term growth trends for all our products and services in the markets we serve.
Results
The following table compares the results of operations for the three and nine months ended September 30, 2022 and 2021, respectively (in millions, except per share data and percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	%	2021	%	2022	%	2021	%
Net sales	$262.9	100.0	$272.0	100.0	$801.2	100.0	$814.4	100.0
Cost of sales	162.2	61.7	162.8	59.9	495.5	61.8	477.0	58.6
Gross profit	100.7	38.3	109.2	40.1	305.7	38.2	337.4	41.4
Selling and administrative expense	71.4	27.2	76.9	28.3	227.1	28.3	242.5	29.8
Research and development expense	7.9	3.0	8.4	3.1	23.5	2.9	24.1	3.0
Gain on sale of assets	—	—	—	—	(3.7)	(0.5)	(9.8)	(1.2)
Operating income	21.4	8.1	23.9	8.8	58.8	7.3	80.6	9.9
Interest expense, net	(2.2)	(0.8)	(0.6)	(0.2)	(3.7)	(0.5)	(6.6)	(0.8)
Net foreign currency transaction (loss) gain	—	—	(0.7)	(0.3)	(0.4)	—	(0.2)	—
Loss on extinguishment of debt	—	—	—	—	—	—	(11.3)	(1.4)
Other (expense) income, net	0.6	0.2	(0.3)	(0.1)	0.1	—	—	—
Income before income taxes	19.8	7.5	22.3	8.2	54.8	6.8	62.5	7.7
Income tax expense	4.2	1.6	0.8	0.3	12.3	1.5	5.5	0.7
Net income	$15.6	5.9	$21.5	7.9	$42.5	5.3	$57.0	7.0
Net income per share - diluted	$0.83		$1.14		$2.27		$3.02
Net Sales
Consolidated net sales for the third quarter of 2022 totaled $262.9 million, a 3.3% decrease as compared to consolidated net sales of $272.0 million in the third quarter of 2021. Consolidated net sales for the first nine months of 2022 were $801.2 million, a 1.6% decrease compared to consolidated net sales of $814.4 million in the first nine months of 2021.
The 3.3% decrease in consolidated net sales in the third quarter of 2022 as compared to the same period in 2021 was driven by:
•A net unfavorable impact from foreign currency exchange across all regions of approximately 5.0%; partly offset by
•An organic sales increase of approximately 1.7%, which excludes the effects of foreign currency exchange. The organic sales increase was primarily due to the impact of higher selling prices across all regions partially offset by volume declines due to supply chain constraints impacting the availability of certain component parts.

The 1.6% decrease in consolidated net sales in the first nine months of 2022 as compared to the same period in 2021 was driven by:
•A net unfavorable impact from foreign currency exchange across all regions of approximately 3.8%;
•An organic sales increase of approximately 2.3%, which excludes the effects of foreign currency exchange and divestitures. The organic sales increase was primarily due to the impact of higher selling prices across all regions, partially offset by volume declines resulting from continued supply chain constraints; and
•An unfavorable impact from the divestiture of our Coatings business in the first quarter of 2021 of 0.1%.
The following table sets forth the net sales by geographic area for the three and nine months ended September 30, 2022 and 2021 (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Americas	$174.0	$166.7	4.4%	$512.7	$491.7	4.3%
Europe, Middle East and Africa	69.0	80.7	(14.5)%	225.0	246.8	(8.8)%
Asia Pacific	19.9	24.6	(19.1)%	63.5	75.9	(16.3)%
Total	$262.9	$272.0	(3.3)%	$801.2	$814.4	(1.6)%
Americas
Americas net sales were $174.0 million for the third quarter of 2022, an increase of 4.4% from the third quarter of 2021. Organic sales grew 4.6% in the Americas, mainly due to higher selling prices across the region, volume increases in Latin America, and growth in parts and consumables in North America. This was partially offset by volume declines on equipment in North America. Diminished parts availability on certain component parts due to global supply chain constraints has limited our ability to increase production. Additionally, foreign currency exchange within the Americas unfavorably impacted net sales by approximately 0.2% in the third quarter of 2022.
Americas net sales were $512.7 million for the first nine months of 2022, an increase of 4.3% from the first nine months of 2021. Organic sales grew 4.5% in the Americas, mainly due to higher selling prices, partially offset by lower volume. This was partially offset by the divestiture of the Coatings business in the first nine months of 2021 resulting in a decline in net sales of approximately 0.2% in the first nine months of 2022.
Europe, Middle East and Africa ("EMEA")
EMEA net sales were $69.0 million for the third quarter of 2022, a decrease of 14.5% from the third quarter of 2021. Foreign currency exchange within EMEA unfavorably impacted net sales by approximately 15.1%. Organic sales grew 0.6% in EMEA, primarily due to higher selling prices and growth in parts and consumables. This was partially offset by volume declines as lack of component parts due to global supply chain constraints has limited our ability to increase production.
EMEA net sales were $225.0 million for the first nine months of 2022, a decrease of 8.8% from the first nine months of 2021. Foreign currency exchange within EMEA unfavorably impacted net sales by approximately 11.4%. Organic sales grew 2.6% in EMEA, primarily due to higher selling prices, growth in services, and higher sales of parts and consumables.
Asia Pacific ("APAC")
APAC net sales were $19.9 million for the third quarter of 2022, a decrease of 19.1% from the third quarter of 2021. Organic sales declined 14.0% in APAC, primarily due to volume declines in China as government shutdowns related to COVID-19 continue to unfavorably impact demand. Foreign currency exchange within APAC unfavorably impacted net sales by approximately 5.1% in the third quarter of 2022.

APAC net sales were $63.5 million for the first nine months of 2022, a decrease of 16.3% from the first nine months of 2021. Organic sales declined 12.6% in APAC, primarily due to government shutdowns in China related to COVID-19 outbreaks impacting our ability to deliver finished goods to customers. This was partly offset by volume growth in Australian markets. Foreign currency exchange within APAC unfavorably impacted net sales by approximately 3.7% in the first nine months of 2022.
Gross Profit
Gross profit margin of 38.3% was 180 basis points lower in the third quarter of 2022 compared to the third quarter of 2021. The decrease was attributable to the broad effects of inflation on materials, labor, and freight costs, partly offset by higher selling prices. Inflation contributed to a $2.1 million LIFO charge during the third quarter of 2022 compared to $3.7 million in the third quarter of 2021.
Gross profit margin of 38.2% was 320 basis points lower in the first nine months of 2022 compared to the first nine months of 2021. The decrease was due to inflation on materials, labor, and higher freight costs, partly offset by price increases. Inflation contributed to a LIFO charge of $8.1 million during the first nine months of 2022 compared to $5.9 million in the first nine months of 2021.
Operating Expense
Selling and Administrative Expense
Selling and administrative expense ("S&A expense") was $71.4 million for the third quarter of 2022, a decrease of $5.5 million compared to the third quarter of 2021. As a percentage of net sales, S&A expense for the third quarter of 2022 decreased 110 basis points to 27.2% from 28.3% in the third quarter of 2021. The S&A expense decrease in the third quarter of 2022 was primarily driven by lower variable employee compensation expenses and cost containment initiatives.
S&A expense was $227.1 million for the first nine months of 2022, a decrease of $15.4 million compared to the first nine months of 2021. As a percentage of net sales, S&A expense for the first nine months of 2022 decreased 150 basis points to 28.3% from 29.8% in the first nine months of 2021. The S&A expense decrease in the first nine months of 2022 was primarily driven by lower variable employee compensation expenses partially offset by increased costs related to strategic initiatives to address limited availability of component parts.
Research and Development Expense
Research and development expense ("R&D expense") was $7.9 million, or 3.0% of net sales, for the third quarter of 2022, essentially flat compared to the third quarter of 2021. R&D expense was $23.5 million, or 2.9% of net sales, for the first nine months of 2022, flat as a percentage of net sales compared to the first nine months of 2021.
We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovation leadership position.
Total Other Expense, Net
Interest Expense, Net
Interest expense, net was $2.2 million in the third quarter of 2022 compared to $0.6 million in the same period of 2021. The increase was the result of rising interest rates on our variable interest rate debt.
Interest expense, net was $3.7 million in the first nine months of 2022 compared to $6.6 million in the same period of 2021. The decrease was a result of restructuring of debt in the second quarter of 2021, which resulted in lower interest expense due to a lower amount of outstanding debt.
Our debt portfolio as of September 30, 2022 was comprised of debt predominately in U.S. dollars. We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates that impact interest incurred.

Net Foreign Currency Transaction Loss
Net foreign currency transaction loss was less than $0.1 million and $0.7 million in the third quarter of 2022 and 2021, respectively. Net foreign currency transaction loss was $0.4 million and $0.2 million in the first nine months of 2022 and 2021, respectively. The unfavorable impact was primarily due to strengthening of the U.S. dollar relative to the Brazilian real on foreign denominated liabilities.
Income Taxes
The effective tax rate for the third quarter of 2022 was 21.2% compared to 3.6% for the third quarter of 2021. The effective tax rate for the first nine months of 2022 was 22.4% compared to 8.8% for the first nine months of 2021. The effective tax rate for both the third quarter and the first nine months of 2022 increased primarily due to a high level of discrete tax benefit items in 2021 compared to 2022 and the mix in expected full year taxable earnings by country. The discrete tax benefits in 2021 included a tax benefit resulting from an election to step-up the tax basis of certain assets for Italian tax purposes, as well as the release of certain valuation allowances related to net operating loss carryovers. The valuation allowance release was driven by a change in law providing an unlimited carryforward period.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the United States.
Backlog
Backlog is one of the many indicators of business conditions in the Company's markets. Our order backlog was approximately $281.7 million at September 30, 2022 compared to $288.7 million at June 30, 2022 and $169.7 million at December 31, 2021. The increase in our order backlog is primarily due to persistent supply chain challenges that impacted our ability to obtain key component parts. Unless these factors change, we expect our backlog level to remain elevated. Backlog includes orders that can be cancelled or postponed at the option of the customer at any time without penalty.
Liquidity and Capital Resources
Liquidity
Cash, cash equivalents and restricted cash totaled $59.2 million at September 30, 2022, as compared to $123.6 million as of December 31, 2021. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.1 as of September 30, 2022 and 1.8 as of December 31, 2021, and our primary working capital, which is comprised of accounts receivable, inventories and accounts payables, was $308.9 million and $250.5 million, respectively. Our debt-to-capital ratio was 39.8% as of September 30, 2022, compared to 38.1% as of December 31, 2021.
As of September 30, 2022, we had letters of credit and bank guarantees outstanding in the amount of $3.1 million, leaving approximately $261.9 million of unused borrowing capacity on our revolving facility.
Cash Flow from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2022 was $38.8 million compared to net cash provided by operating activities of $62.9 million during the nine months ended September 30, 2021. The increase in cash used was primarily driven by an increase in working capital attributable to investments in inventory to support a ramp in production, higher accounts receivables due to increased sales to customers with extended payment terms, and increased cash payments for employee compensation and benefits and taxes. We anticipate that inventory levels will begin to decrease in the fourth quarter as production increases. We also actively manage our accounts receivable portfolio and expect increased collection activity in the fourth quarter.

Cash Flow from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 was $19.0 million compared to net cash provided by investing activities of $12.6 million during the nine months ended September 30, 2021. The increase of cash outflows was primarily the result of lower cash proceeds from the prior year sale of our Coatings business in 2021.
Cash Flow from Financing Activities
Net cash used in financing activities decreased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a decrease in repayments of borrowings in the first nine month of 2022. The Company used the proceeds from borrowings to invest in constrained component parts to prepare for a ramp in production.
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

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
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

For the Quarter Ended September 30, 2022	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2022	54	$58.86	—	1,192,089
August 1–31, 2022	0	$—	—	1,192,089
September 1–30, 2022	0	$—	—	1,192,089
Total	54	$58.86	—	1,192,089
(1)Includes 54 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

Item 6.     Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3iii to the Company’s Form 8-K dated December 14, 2010.
3iii	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101	The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; (v) Consolidated Statements of Equity for the nine months ended September 30, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements	Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	October 27, 2022	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

HIDDEN IXBRL