Form 10-Q
period 2023-03-31
TENNANT CO
filed 2023-04-28
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of April 21, 2023, there were 18,510,153 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
TENNANT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share data)	Three Months Ended March 31,
	2023	2022
Net sales	$305.8	$258.1
Cost of sales	180.3	159.2
Gross profit	125.5	98.9
Selling and administrative expense	81.7	76.6
Research and development expense	7.9	7.7
Operating income	35.9	14.6
Interest expense, net	(3.7)	(0.3)
Net foreign currency transaction (loss) gain	(0.1)	0.6
Other expense, net	(0.1)	(0.2)
Income before income taxes	32.0	14.7
Income tax expense	7.7	4.4
Net income	$24.3	$10.3

Net income per share
Basic	$1.32	$0.56
Diluted	$1.30	$0.55

Weighted average shares outstanding
Basic	18,449,430	18,463,419
Diluted	18,682,268	18,799,732

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In millions)	Three Months Ended March 31,
	2023	2022
Net income	$24.3	$10.3
Other comprehensive income (loss):
Foreign currency translation adjustments (net of related tax benefit (expense) of $0.1 and $(0.4), respectively)	5.3	(3.8)
Derivative financial instruments (net of related tax benefit of $0.2 and $0.1, respectively)	(0.6)	(0.2)
Total other comprehensive income (loss), net of tax	4.7	(4.0)

Comprehensive income	$29.0	$6.3
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except shares and per share data)	March 31, 2023	December 31, 2022
ASSETS
Cash, cash equivalents, and restricted cash	$91.4	$77.4
Receivables, less allowances of $7.8 and $6.1, respectively	254.3	251.5
Inventories	203.6	206.6
Prepaid and other current assets	33.1	39.8
Total current assets	582.4	575.3
Property, plant and equipment, less accumulated depreciation of $287.3 and $279.3, respectively	182.8	179.9
Operating lease assets	33.4	31.8
Goodwill	185.0	182.0
Intangible assets, net	73.2	76.4
Other assets	43.9	39.7
Total assets	$1,100.7	$1,085.1
LIABILITIES AND EQUITY
Current portion of long-term debt	$5.3	$5.2
Accounts payable	117.6	126.1
Employee compensation and benefits	44.9	44.0
Other current liabilities	89.0	86.3
Total current liabilities	256.8	261.6
Long-term debt	293.8	295.1
Long-term operating lease liabilities	18.3	17.1
Employee benefits	13.3	13.2
Deferred income taxes	10.5	11.5
Other liabilities	14.8	14.5
Total long-term liabilities	350.7	351.4
Total liabilities	$607.5	$613.0
Commitments and contingencies (Note 11)
Common stock, $0.375 par value; 60,000,000 shares authorized; 18,541,033 and 18,521,485 shares issued and outstanding, respectively	$7.0	$7.0
Additional paid-in capital	53.0	56.0
Retained earnings	477.4	458.0
Accumulated other comprehensive loss	(45.5)	(50.2)
Total Tennant Company shareholders' equity	491.9	470.8
Noncontrolling interest	1.3	1.3
Total equity	493.2	472.1
Total liabilities and total equity	$1,100.7	$1,085.1
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$24.3	$10.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	8.3	8.2
Amortization expense	3.9	4.5
Deferred income tax benefit	(2.0)	(1.3)
Share-based compensation expense	1.2	1.8
Bad debt and returns expense	1.0	0.4
Other, net	0.2	0.2
Changes in operating assets and liabilities:
Receivables	(2.5)	10.1
Inventories	(1.5)	(29.0)
Accounts payable	(6.6)	2.0
Employee compensation and benefits	0.5	(12.6)
Other assets and liabilities	4.3	(4.7)
Net cash provided by (used in) operating activities	31.1	(10.1)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6.8)	(5.0)
Investment in leased assets	(0.2)	(3.7)
Cash received from leased assets	0.2	0.1
Net cash used in investing activities	(6.8)	(8.6)
FINANCING ACTIVITIES
Proceeds from borrowings	20.0	15.0
Repayments of borrowings	(21.4)	(0.9)
Change in finance lease obligations	0.2	—
Proceeds (repurchases) from exercise of stock options, net of employee tax withholdings obligations	0.8	(1.2)
Repurchases of common stock	(5.0)	—
Dividends paid	(4.9)	(4.6)
Net cash (used in) provided by financing activities	(10.3)	8.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	14.0	(13.2)
Cash, cash equivalents and restricted cash at beginning of period	77.4	123.6
Cash, cash equivalents and restricted cash at end of period	$91.4	$110.4

SUPPLEMENTAL CASH FLOW INFORMATION	Three Months Ended March 31,
	2023	2022
Cash paid for income taxes	$0.8	$1.3
Cash paid for interest	4.5	1.0
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4.6	4.9
Financing cash flows from financing leases	—	0.1
Lease assets obtained in exchange for new operating lease liabilities	4.6	2.8
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	1.5	1.6
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	18,521,485	$7.0	$56.0	$458.0	$(50.2)	$470.8	$1.3	$472.1
Net income		—	—	24.3	—	24.3	—	24.3
Other comprehensive income		—	—	—	4.7	4.7	—	4.7
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 18,468 shares	93,073	—	0.8	—	—	0.8	—	0.8
Share-based compensation		—	1.2	—	—	1.2	—	1.2
Repurchases of common stock	(73,525)	—	(5.0)	—	—	(5.0)	—	(5.0)
Dividends paid $0.265 per common share		—	—	(4.9)	—	(4.9)	—	(4.9)
Balance, March 31, 2023	18,541,033	$7.0	$53.0	$477.4	$(45.5)	$491.9	$1.3	$493.2

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	18,535,116	$7.0	$54.1	$410.6	$(37.9)	$433.8	$1.3	$435.1
Net income		—	—	10.3	—	10.3	—	10.3
Other comprehensive loss		—	—	—	(4.0)	(4.0)	—	(4.0)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 24,025 shares	44,700	—	(1.3)	—	—	(1.3)	—	(1.3)
Share-based compensation		—	1.8	—	—	1.8	—	1.8
Dividends paid $0.25 per common share		—	—	(4.6)	—	(4.6)	—	(4.6)
Balance, March 31, 2022	18,579,816	$7.0	$54.6	$416.3	$(41.9)	$436.0	$1.3	$437.3
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
These statements should be read in conjunction with the consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2022. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
2.    Newly Adopted Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. The standard provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications, hedging relationships, and other transactions affected by the reference rate reform, which affects the London Inter-bank Offered Rate ("LIBOR"), if certain criteria are met. The guidance was effective upon issuance and can generally be applied through December 31, 2024. There has been no material impact to our financial condition, results of operations, or cash flows from reference rate reform as of March 31, 2023. See Note 7 for information on the replacement of LIBOR with the Secured Overnight Financing Rate ("SOFR") in our Credit Agreements (defined below).

3.    Revenue
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:
Net sales by geographic area

	Three Months Ended March 31,
	2023	2022
Americas	$204.4	$160.3
Europe, Middle East and Africa	82.1	78.7
Asia Pacific	19.4	19.1
Total	$305.8	$258.1
Net sales are attributed to each geographic area based on the end-user country and are net of intercompany sales.
Net sales by groups of similar products and services

	Three Months Ended March 31,
	2023	2022
Equipment	$186.4	$158.1
Parts and consumables	73.4	60.6
Service and other	46.0	39.4
Total	$305.8	$258.1
Net sales by sales channel

	Three Months Ended March 31,
	2023	2022
Sales direct to consumer	$205.1	$163.8
Sales to distributors	100.7	94.3
Total	$305.8	$258.1
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
The change in our sales incentive accrual balance was as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$20.0	$19.9
Additions to sales incentive accrual	6.6	4.4
Contract payments	(11.3)	(12.8)
Foreign currency fluctuations	0.1	(0.2)
Ending balance	$15.4	$11.3
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
The change in the deferred revenue balance was as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$9.3	$11.2
Increase in deferred revenue representing our obligation to satisfy future performance obligations	5.5	7.4
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(4.7)	(6.5)
Foreign currency fluctuations	0.1	0.1
Ending balance	$10.2	$12.2
At March 31, 2023, $7.9 million and $2.3 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2023	$7.0
2024	1.8
2025	0.9
2026	0.3
2027	0.1
Thereafter	0.1
Total	$10.2
At December 31, 2022, $6.6 million and $2.7 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.

4.    Management Actions
Restructuring Actions
During the three months ended March 31, 2022, we incurred restructuring expenses as part of our ongoing global reorganization efforts. The pre-tax charge of $0.8 million consisted of severance-related costs included in selling and administrative expense in the consolidated statements of income. The charge in 2022 primarily impacted the Americas operating segments. Our restructuring actions represent the continued execution of a multi-year enterprise strategy to drive increased productivity throughout our operations.
A reconciliation of the beginning and ending liability balances for severance-related costs is as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$1.7	$4.9
New charges	—	0.8
Cash payments	(0.5)	(0.7)
Foreign currency fluctuations	—	(0.1)
Adjustments to accrual	—	(0.6)
Ending balance	$1.2	$4.3
5.    Inventories
Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	March 31, 2023	December 31, 2022
Inventories carried at LIFO:
Finished goods(a)	$78.8	$85.0
Raw materials and work-in-process	43.2	46.4
Excess of FIFO over LIFO cost(b)	(46.8)	(49.7)
Total LIFO inventories	$75.2	$81.7

Inventories carried at FIFO:
Finished goods(a)	$85.2	$68.9
Raw materials and work-in-process	43.2	56.0
Total FIFO inventories	$128.4	$124.9
Total inventories	$203.6	$206.6
(a)Finished goods include machines, parts and consumables and component parts that are used in our products.
(b)The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2023 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2022	$218.8	$(36.8)	$182.0
Foreign currency fluctuations	4.5	(1.5)	3.0
Balance as of March 31, 2023	$223.3	$(38.3)	$185.0
The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of March 31, 2023
Original cost	$148.5	$28.9	$16.1	$193.5
Accumulated amortization	(91.5)	(16.8)	(12.0)	(120.3)
Carrying value	$57.0	$12.1	$4.1	$73.2
Weighted average original life (in years)	15	11	11

Balance as of December 31, 2022
Original cost	$146.6	$28.6	$15.9	$191.1
Accumulated amortization	(87.5)	(15.9)	(11.3)	(114.7)
Carrying value	$59.1	$12.7	$4.6	$76.4
Weighted average original life (in years)	15	11	11
Amortization expense on intangible assets for the three months ended March 31, 2023 and 2022 was $3.9 million and $4.5 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2023	$11.3
2024	12.9
2025	11.5
2026	10.3
2027	7.6
Thereafter	19.6
Total	$73.2

7.    Debt
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
On November 10, 2022, we further amended the 2021 Credit Agreement (the "Amendment") to update the benchmark provisions to replace LIBOR with Term SOFR (as defined in the Amendment) as the reference rate for purposes of calculating interest under the 2021 Credit Agreement. Pursuant to the Amendment, borrowings denominated in U.S. dollars bear interest at a rate per annum equal to (a) the Term SOFR Rate (as defined in the Amendment) plus a credit spread adjustment of 0.10% per annum, but in any case, not less than 0%, plus an additional spread of 1.10% to 1.70%, depending on the Company’s leverage ratio, or (b) the Alternate Base Rate (as defined in the Amendment), which is the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted Term SOFR Rate for a one month period, but in any case, not less than 1.0%, plus, in any such case, 1.0%, plus an additional spread of 0.10% to 0.70%, depending on the Company’s leverage ratio. All other material terms included in the 2021 Credit Agreement remain unchanged as a result of the Amendment.
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
The 2021 Credit Agreement restricts the payment of dividends or repurchasing of stock requiring that, after giving effect to such payments, no default exists or would result from such payment. Additionally, cash dividends are restricted to $7.5 million per quarter and approved levels of other restricted payments range from $60.0 million to unlimited based on our net leverage ratio (not taking into account any acquisition holiday) after giving effect to such payment.
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

Debt Outstanding
Debt outstanding consisted of the following:

	March 31, 2023	December 31, 2022
Credit facility borrowings:
Revolving credit facility borrowings	$205.0	$205.0
Term loan facility borrowings	93.7	95.0
Secured borrowings	0.1	0.2
Finance lease liabilities	0.3	0.1
Total debt	299.1	300.3
Less: current portion of long-term debt(a)	(5.3)	(5.2)
Long-term debt	$293.8	$295.1

(a)As of March 31, 2023, the Company is required to repay $5.0 million in outstanding credit facility borrowings and $0.3 million of finance lease liabilities over the next 12 months.
As of March 31, 2023, we had outstanding borrowings of $205.0 million and $93.7 million under our revolving facility and term loan facility, respectively. We had letters of credit and bank guarantees outstanding in the amount of $2.7 million, leaving approximately $242.3 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the three months ended March 31, 2023 were $0.2 million. The overall weighted average cost of debt was approximately 5.8% and net of related cross-currency swap instruments was approximately 4.9%. Further details regarding the cross-currency swap instrument are discussed in Note 9.
8.    Warranty
We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. Warranty terms on machines generally range from one to four years. The majority of the liability for estimated warranty claims represents amounts to be paid out in the near term for qualified warranty issues.
The changes in warranty reserves were as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$10.9	$10.4
Additions charged to expense	3.4	1.7
Foreign currency fluctuations	0.1	—
Claims paid	(3.1)	(1.9)
Ending balance	$11.3	$10.2

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
Balance Sheet Hedges
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction (loss) gain in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At

March 31, 2023 and December 31, 2022, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $100.1 million and $83.7 million, respectively.
Cash Flow Hedges
We manage our floating rate debt exposure using interest rate swaps. Fixed rate swaps are used to reduce our risk of the possibility of increased interest costs. We entered into an aggregate $120 million notional amount of interest rate swaps effective December 1, 2022 that exchange a variable rate of interest for a fixed rate of interest of 4.076%. These interest rate swaps are designated as cash flow hedges. These swaps are scheduled to mature on December 1, 2026.
Fair Value Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of March 31, 2023 and December 31, 2022, these cross-currency swaps included €84.2 million and €84.8 million of total notional value, respectively. As of March 31, 2023, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €9.2 million. The scheduled maturity and principal payment of the loan and related swaps of €75.0 million are due in April 2027.
Net Investment Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and a wholly owned European subsidiary. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiary against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of December 31, 2022 and March 31, 2023, the cross-currency swaps included €75.0 million of total notional values. These swaps are scheduled to mature in April 2027.

The fair value of derivative instruments on our consolidated balance sheets was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	March 31, 2023	December 31, 2022	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current assets	$0.7	$0.8	Other current liabilities	$—	$—
Interest rate swaps	Other assets	—	—	Other liabilities	3.0	1.8
Derivatives designated as fair value hedges:
Cross-currency swaps	Other current assets	1.4	1.4	Other current liabilities	—	—
Cross-currency swaps	Other assets	0.4	0.8	Other liabilities	—	—
Derivatives designated as net investment hedges:
Cross-currency swaps	Other current assets	1.2	1.2	Other current liabilities	—	—
Cross-currency swaps	Other assets	—	0.5	Other liabilities	—	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$0.1	Other current liabilities	$1.1	$0.3
As of March 31, 2023, we anticipate reclassifying $1.9 million of gains from accumulated other comprehensive loss to net income during the next 12 months.
The following tables includes the amounts in the consolidated statements of income in which the effects of derivatives designated as hedging instruments are recorded:

	Three Months Ended March 31,
	2023		2022
	Total	Amount of Gain on Hedging Activity	Total	Amount of Gain on Hedging Activity
Derivatives designated as cash flow hedges:
Interest expense, net	$(3.7)	$0.1	$(0.3)	$0.7
Net foreign currency transaction (loss) gain	(0.1)	—	0.6	4.5
Derivatives designated as fair value hedges:
Interest expense, net	(3.7)	1.2	(0.3)	—
Net foreign currency transaction (loss) gain	(0.1)	1.2	0.6	—
Derivatives designated as net investment hedges:
Interest expense, net	$(3.7)	$0.9	$(0.3)	$—

The effect of derivative instruments designated as hedges and derivative instruments not designated as hedges in our consolidated statements of income was as follows:

	Three Months Ended March 31,
	2023	2022
Derivatives designated as cash flow hedges:
Net (loss) gain recognized in other comprehensive income (loss), net of tax(a)	$(0.9)	$3.8
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.1	0.5
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction gain	—	3.5
Derivatives designated as fair value hedges:
Net gain recognized in other comprehensive income (loss), net of tax(a)	0.7	—
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.3	—
Derivatives designated as net investment hedges:
Net loss recognized in other comprehensive income (loss), net of tax(a)	(0.1)	—
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.2	—
Derivatives not designated as hedging instruments:
Net gain recognized in income(b)	$0.8	$1.6
(a)Net change in the fair value of the effective portion classified in other comprehensive income (loss).
(b)Classified in net foreign currency transaction (loss) gain.
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at March 31, 2023 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Cross-currency swaps	$3.0	$—	$3.0	$—
Interest rate swaps	0.7	—	0.7	—
Total assets	3.7	—	3.7	—
Liabilities:
Foreign currency forward exchange contracts	1.1	—	1.1	—
Interest rate swaps	3.0	—	3.0	—
Total liabilities	$4.1	$—	$4.1	$—
Our population of assets and liabilities subject to fair value measurements at December 31, 2022 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$0.1	$—	$0.1	$—
Cross-currency swaps	3.9	—	3.9	—
Interest rate swaps	0.8	—	0.8	—
Total assets	4.8	—	4.8	—
Liabilities:
Foreign currency forward exchange contracts	0.3	—	0.3	—
Interest rate swaps	1.8	—	1.8	—
Total liabilities	$2.1	$—	$2.1	$—
Our foreign currency forward exchange contracts and cross-currency swaps are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our derivative instruments are discussed in Note 9.
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value due to their short-term nature.
The fair value and carrying value of total debt, including current portion, was $297.8 million and $299.1 million, respectively, as of March 31, 2023. The fair value and carrying value of total debt, including current portion, was $301.8 million and $300.3 million, respectively, as of December 31, 2022. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.

11.    Commitments and Contingencies
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

12.    Shareholders' Equity
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Total	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Total
Beginning balance	$(53.9)	$2.7	$1.0	$(50.2)	$(36.0)	$(2.1)	$0.2	$(37.9)
Other comprehensive income (loss) before reclassifications	5.5	—	(0.2)	5.3	(3.8)	—	3.8	—
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.4)	(0.6)	—	—	(4.0)	(4.0)
Net current period other comprehensive income (loss)	5.3	—	(0.6)	4.7	(3.8)	—	(0.2)	(4.0)
Ending balance	$(48.6)	$2.7	$0.4	$(45.5)	$(39.8)	$(2.1)	$—	$(41.9)

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
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $4.1 million for unrecognized tax benefits as of March 31, 2023, there was approximately $0.6 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2023 was $3.9 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.
14.    Share-Based Compensation
Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023 and 2022, we recognized total share-based compensation expense of $1.2 million and $1.8 million, respectively. The total excess tax benefit recognized for share-based compensation arrangements during the three months ended March 31, 2023 and 2022 was less than $0.1 million and $0.3 million, respectively.
15.    Earnings Per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$24.3	$10.3
Denominator:
Basic - weighted average shares outstanding	18,449,430	18,463,419
Effect of dilutive securities:	232,838	336,313
Diluted - weighted average shares outstanding	18,682,268	18,799,732
Basic earnings per share	$1.32	$0.56
Diluted earnings per share	$1.30	$0.55
Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 393,242 and 191,587 shares of common stock during the three months ended March 31, 2023 and 2022, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects would be anti-dilutive.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company's results of operations, as well as liquidity and capital resources for the quarters ended March 31, 2023 and 2022. The MD&A should be read in conjunction with the Company's consolidated financial statements and notes included in Item 1 of this Quarterly Report. Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including financial measures that are not defined under generally accepted accounting principles (GAAP) in the U.S. Net sales excluding foreign currency translation (i.e. organic sales) is not a measure of financial performance under GAAP; however, the Company believes it is useful in understanding its financial results and provides comparable measures for understanding the operating results of the Company between different periods.
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
Macroeconomic Events
Supply chain challenges continue to impact the global economy. Our operating performance during the first quarter of 2023 has benefited from fewer supply chain disruptions enabling us to obtain key component parts. Uncertainty remains on the timing of a full recovery from supply chain inefficiencies. We have established frequent communications with suppliers to review, track and prioritize high-risk components. We have also identified and activated alternative suppliers, materials and components as needed. If we continue to experience certain supply shortages, or if there are additional disruptions in our supply chain, it could materially or adversely impact our operating results and financial condition. We continue to operate and adapt to these temporary supply chain disruptions. We minimizes the impact of price inflation on inputs and market supply challenges by employing local-for-local and region-for-region manufacturing and sourcing to allow us to manufacture our products closer to our customers. At the same time, our engineering teams continue evaluating platform design to increase our sourcing flexibility.
As described in Part I, Item 1A - Risk Factors, in the annual report on Form 10-K for the fiscal year ended December 31, 2022, we may encounter financial difficulties if the U.S. or other global economies experience an additional or continued long-term economic downturn as our product sales are sensitive to declines in capital spending by our customers. Any sustained adverse impacts to our business, the industries in which we operate, market demand for our products, and/or certain suppliers or customers may also affect our future results of operations, financial position, or cash flows. We are actively monitoring the macroeconomic environment, especially the potential impact of global supply chain constraints on material inflation, and the potential decreased demand for our products.
Outlook
Global economic conditions continue to be highly volatile and uncertainty remains regarding supply chain challenges, inflationary trends, and short-term market demand. We continue to monitor the environment and will take pricing and other actions accordingly. We anticipate that we will need to remain agile as we continue to navigate evolving challenges. We remain confident in the long-term growth trends for our products and services in the markets we serve.

Results
The following table compares the results of operations for the three months ended March 31, 2023 and 2022, respectively (in millions, except per share data and percentages):

	Three Months Ended March 31,
	2023	%	2022	%
Net sales	$305.8	100.0	$258.1	100.0
Cost of sales	180.3	59.0	159.2	61.7
Gross profit	125.5	41.0	98.9	38.3
Selling and administrative expense	81.7	26.7	76.6	29.7
Research and development expense	7.9	2.6	7.7	3.0
Operating income	35.9	11.7	14.6	5.7
Interest expense, net	(3.7)	(1.2)	(0.3)	(0.1)
Net foreign currency transaction (loss) gain	(0.1)	—	0.6	0.2
Other expense, net	(0.1)	—	(0.2)	(0.1)
Income before income taxes	32.0	10.5	14.7	5.7
Income tax expense	7.7	2.5	4.4	1.7
Net income	$24.3	7.9	$10.3	4.0
Net income per share - diluted	$1.30		$0.55
Net Sales
Consolidated net sales for the first quarter of 2023 totaled $305.8 million, an 18.5% increase as compared to consolidated net sales of $258.1 million in the first quarter of 2022. The components of the consolidated net sales change were as follows:

Three Months Ended March 31,
2023 vs. 2022
Price	10.7%
Volume	10.3%
Organic growth	21.0%
Foreign currency	(2.5)%
Total growth	18.5%
The 18.5% increase in consolidated net sales in the first quarter of 2023 as compared to the same period in 2022 was driven by:

•Organic sales growth of approximately 21.0%, which excludes the effects of foreign currency exchange. The organic sales growth was primarily due to growth across all regions led by strong sales growth in the Americas region; partly offset by
•A net unfavorable impact from foreign currency exchange across all regions of approximately 2.5%.

The following table sets forth the net sales by geographic area for the three months ended March 31, 2023 and 2022 (in millions, except percentages):

	Three Months Ended March 31,
	2023	2022	% Change
Americas	$204.4	$160.3	27.5%
Europe, Middle East and Africa	82.1	78.7	4.3%
Asia Pacific	19.4	19.1	1.4%
Total	$305.8	$258.1	18.5%
Americas
Americas net sales were $204.4 million for the first quarter of 2023, an increase of 27.5% from the first quarter of 2022 driven by:
•Organic sales growth of 27.9% driven equally by price realization and volume increases in both service and equipment sales; partly offset by
•A net unfavorable impact from foreign currency exchange of approximately 0.4%.
Europe, Middle East and Africa ("EMEA")
EMEA net sales were $82.1 million for the first quarter of 2023, an increase of 4.3% from the first quarter of 2022 driven by:
•Organic sales growth of 10.6% driven by broad-based growth across all product categories, led by equipment, and across our direct geographies, especially in the United Kingdom and Iberia; partly offset by
•A net unfavorable impact from foreign currency exchange of approximately 6.3%.
Asia Pacific ("APAC")
APAC net sales were $19.4 million for the first quarter of 2023, an increase of 1.4% from the first quarter of 2022 driven by:
•Organic sales growth of 7.0% driven by growth across our product categories, particularly equipment sales, and across our direct geographies, especially Australia, China and India; partly offset by
•A net unfavorable impact from foreign currency exchange of approximately 5.6%.
Gross Profit
Gross profit margin of 41.0% was 270 basis points higher in the first quarter of 2023 compared to the first quarter of 2022. The increase was driven by pricing realization, offsetting the impact of multi-year inflation on materials and labor.
Operating Expense
Selling and Administrative Expense
Selling and administrative expense ("S&A expense") was $81.7 million for the first quarter of 2023, an increase of $5.1 million compared to the first quarter of 2022. The S&A expense increase in the first quarter of 2023 was primarily driven by higher variable costs associated with increased operating performance, such as warranty costs and other employee costs. As a percentage of net sales, S&A expense for the first quarter of 2023 decreased 300 basis points to 26.7% from 29.7% in the first quarter of 2022, driven by both the leverage attributable to our sales and gross margin growth, as well as out cost-containment initiatives.

Research and Development Expense
Research and development expense ("R&D expense") was $7.9 million, or 2.6% of net sales, for the first quarter of 2023, essentially flat compared to the first quarter of 2022.
We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovation leadership position.
Total Other Expense, Net
Interest Expense, Net
Interest expense, net was $3.7 million in the first quarter of 2023 compared to $0.3 million in the same period of 2022. The increase was the result of higher debt levels coupled with rising interest rates on our variable interest rate debt.
Our debt portfolio as of March 31, 2023 was comprised of debt predominately in U.S. dollars. The Company manages its floating rate debt exposure using fixed rate interest rate swaps to reduce the Company's risk of the possibility of increased interest costs. The Company has an aggregate $120 million notional amount of interest rate swaps that exchange a variable rate of interest for a fixed rate of interest of 4.076% over the term of the agreements.
Net Foreign Currency Transaction (Loss) Gain
Net foreign currency transaction loss was $0.1 million in the first quarter of 2023 compared to a gain of $0.6 million in the first quarter of 2022. The unfavorable impact was primarily due to strengthening of the U.S. dollar relative to the Brazilian real on foreign-denominated liabilities.
Income Taxes
The effective tax rate for the first quarter of 2023 was 24.1% compared to 29.9% for the first quarter of 2022. The decrease was primarily due to the mix in forecasted full year taxable earnings by country and an increase in discrete tax benefit items recognized during the quarter.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the U.S.
Backlog
Backlog is one of the many indicators of business conditions in the Company's markets. Our order backlog was approximately $298.5 million at March 31, 2023 compared to $326.4 million at December 31, 2022. The decrease was the result of the Company's ability to obtain key component parts and increase production levels. We expect our backlog level to remain elevated amid uncertainty in the supply chain environment. Backlog includes orders that can be cancelled or postponed at the option of the customer at any time without penalty.
Liquidity and Capital Resources
Liquidity
Cash, cash equivalents and restricted cash totaled $91.4 million at March 31, 2023, compared to $77.4 million as of December 31, 2022. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.3 as of March 31, 2023 and 2.2 as of December 31, 2022. and our primary working capital, which is comprised of accounts receivable, inventories and accounts payables, was $340.3 million and $332.0 million, respectively. Our debt-to-capital ratio was 37.8% as of March 31, 2023, compared to 38.9% as of December 31, 2022.
As of March 31, 2023, we had letters of credit and bank guarantees outstanding in the amount of $2.7 million, leaving approximately $242.3 million of unused borrowing capacity on our revolving facility.

Cash Flow from Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2023 was $31.1 million compared to net cash used by operating activities of $10.1 million during the three months ended March 31, 2022. The increase was the result of improved operating performance and moderating investments in working capital.

Cash Flow from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2023 was $6.8 million compared to net cash used by investing activities of $8.6 million during the three months ended March 31, 2022. The decrease in cash outflows was the result of lower investment in leased assets partially offset by higher capital expenditures as the Company continues to deploy cash flow toward operational capital needs.
Cash Flow from Financing Activities
Net cash used in financing activities during the three months ended March 31, 2023 was $10.3 million compared to net cash provided by financing activities of $8.3 million during the three months ended March 31, 2022. The increase in cash outflows was driven by repayments of borrowings. The Company also repurchased 73,525 shares of common stock for $5.0 million during the first quarter of 2023 as we continue to focus on returning capital to shareholders in line with our capital allocation priorities.
Newly Issued Accounting Guidance
See Note 2 to the consolidated financial statements for information on new accounting pronouncements.
No other new accounting pronouncements issued but not yet effective have had, or are expected to have, a material impact on our results of operations or financial position.
Cautionary Statement Relevant to Forward-Looking Information
This Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: geopolitical and economic uncertainty throughout the world; uncertainty surrounding the impacts and duration of the COVID-19 pandemic; our ability to comply with global laws and regulations; our ability to adapt to customer pricing sensitivities; the competition in our business; fluctuations in the cost, quality or availability of raw materials and purchased components; our ability to adjust pricing to respond to cost pressures; unforeseen product liability claims or product quality issues; our ability to attract, retain and develop key personnel and create effective succession planning strategies; our ability to effectively develop and manage strategic planning and growth processes and the related operational plans; our ability to successfully upgrade and evolve our information technology systems; our ability to successfully protect our information technology systems from cybersecurity risks; the occurrence of a significant business interruption; our ability to maintain the health and safety of our workers; our ability to integrate acquisitions; and our ability to develop and commercialize new innovative products and services.
We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2022.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since December 31, 2022. For additional information, refer to Item 7A of our annual report on Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors
We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our risk factors since the filing of that report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases are made from time to time in the open market or through privately negotiated transactions. The most recent share repurchase program approved by the Board of Directors on October 31, 2016 authorized the repurchase of 1,000,000 shares of our common stock, in addition to the 112,333 shares that remain authorized under the prior program that was authorized by the Board of Directors on June 22, 2015.

For the Quarter Ended March 31, 2023	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023	34,637	$65.90	34,637	1,077,696
February 1-28, 2023	37,188	$71.00	21,355	1,056,341
March 1-31, 2023	20,168	$70.23	17,533	1,038,808
Total	91,993	$68.91	73,525	1,038,808
(1)Includes 18,468 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.
Item 6.     Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3,2 to the Company’s Form 8-K dated January 19, 2023.
3iii	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101	The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iii) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; (v) Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements	Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	April 28, 2023	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

HIDDEN IXBRL