Form 10-Q
period 2023-09-30
TENNANT CO
filed 2023-10-31
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 27, 2023, there were 18,680,218 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
TENNANT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$304.7	$262.9	$932.2	$801.2
Cost of sales	172.7	162.2	535.2	495.5
Gross profit	132.0	100.7	397.0	305.7
Selling and administrative expense	88.2	71.4	256.9	227.1
Research and development expense	9.1	7.9	26.0	23.5
Gain on sale of assets	—	—	—	(3.7)
Operating income	34.7	21.4	114.1	58.8
Interest expense, net	(3.3)	(2.2)	(11.0)	(3.7)
Net foreign currency transaction (loss) gain	(0.4)	—	0.5	(0.4)
Other (expense) income, net	(1.1)	0.6	(1.8)	0.1
Income before income taxes	29.9	19.8	101.8	54.8
Income tax expense	7.0	4.2	23.3	12.3
Net income	$22.9	$15.6	$78.5	$42.5

Net income per share
Basic	$1.23	$0.84	$4.25	$2.30
Diluted	$1.21	$0.83	$4.19	$2.27

Weighted average shares outstanding
Basic	18,570,293	18,515,851	18,485,806	18,495,640
Diluted	18,878,311	18,691,916	18,747,128	18,713,337

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$22.9	$15.6	$78.5	$42.5
Other comprehensive income (loss):
Foreign currency translation adjustments (net of related tax benefit (expense) of $(0.2), $(1.2), $0.1, and $(2.6), respectively)	(10.6)	(20.1)	(5.2)	(40.8)
Derivative financial instruments (net of related tax expense of $0.4, $0.0, $0.2, and $0.2, respectively)	0.2	(0.1)	0.7	0.5
Total other comprehensive income (loss), net of tax	(10.4)	(20.2)	(4.5)	(40.3)

Comprehensive income (loss)	$12.5	$(4.6)	$74.0	$2.2
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except shares and per share data)	September 30, 2023	December 31, 2022
ASSETS
Cash, cash equivalents, and restricted cash	$97.0	$77.4
Receivables, less allowances of $8.6 and $6.1, respectively	241.9	251.5
Inventories	184.6	206.6
Prepaid and other current assets	31.1	39.8
Total current assets	554.6	575.3
Property, plant and equipment, less accumulated depreciation of $299.7 and $279.3, respectively	182.0	179.9
Operating lease assets	32.4	31.8
Goodwill	180.5	182.0
Intangible assets, net	64.2	76.4
Other assets	45.6	39.7
Total assets	$1,059.3	$1,085.1
LIABILITIES AND EQUITY
Current portion of long-term debt	$5.9	$5.2
Accounts payable	98.5	126.1
Employee compensation and benefits	62.1	44.0
Other current liabilities	78.3	86.3
Total current liabilities	244.8	261.6
Long-term debt	215.9	295.1
Long-term operating lease liabilities	18.7	17.1
Employee benefits	13.0	13.2
Deferred income taxes	8.6	11.5
Other liabilities	12.0	14.5
Total long-term liabilities	268.2	351.4
Total liabilities	$513.0	$613.0
Commitments and contingencies (Note 11)
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,741,371 and 18,521,485 shares issued and outstanding, respectively	7.0	7.0
Additional paid-in capital	71.0	56.0
Retained earnings	521.7	458.0
Accumulated other comprehensive loss	(54.7)	(50.2)
Total Tennant Company shareholders' equity	545.0	470.8
Noncontrolling interest	1.3	1.3
Total equity	546.3	472.1
Total liabilities and total equity	$1,059.3	$1,085.1
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$78.5	$42.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	26.4	24.0
Amortization expense	11.0	12.1
Deferred income tax benefit	(7.4)	(6.3)
Share-based compensation expense	8.6	4.4
Bad debt and returns expense	3.2	0.5
Gain on sale of assets	—	(3.7)
Other, net	0.5	0.7
Changes in operating assets and liabilities:
Receivables	7.9	(17.3)
Inventories	3.5	(65.5)
Accounts payable	(25.1)	(1.2)
Employee compensation and benefits	18.3	(10.4)
Other assets and liabilities	(0.8)	(18.6)
Net cash provided by (used in) operating activities	124.6	(38.8)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15.3)	(19.4)
Proceeds from sale of assets, net of cash divested	—	4.1
Investment in leased assets	(0.5)	(4.1)
Cash received from leased assets	0.6	0.4
Net cash used in investing activities	(15.2)	(19.0)
FINANCING ACTIVITIES
Proceeds from borrowings	20.0	32.0
Repayments of borrowings	(98.7)	(18.0)
Proceeds (repurchases) from exercise of stock options, net of employee tax withholdings obligations	18.1	(1.2)
Repurchases of common stock	(11.7)	—
Dividends paid	(14.8)	(14.0)
Net cash used in financing activities	(87.1)	(1.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.7)	(5.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	19.6	(64.4)
Cash, cash equivalents and restricted cash at beginning of period	77.4	123.6
Cash, cash equivalents and restricted cash at end of period	$97.0	$59.2

SUPPLEMENTAL CASH FLOW INFORMATION	Nine Months Ended September 30,
(In millions)	2023	2022
Cash paid for income taxes	$29.1	$21.9
Cash paid for interest	14.7	5.4
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	13.9	13.8
Lease assets obtained in exchange for new operating lease liabilities	13.0	8.4
Lease assets obtained in exchange for new financing lease liabilities	0.6	—
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	1.9	1.9
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	18,521,485	$7.0	$56.0	$458.0	$(50.2)	$470.8	$1.3	$472.1
Net income		—	—	24.3	—	24.3	—	24.3
Other comprehensive income		—	—	—	4.7	4.7	—	4.7
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 18,468 shares	93,073	—	0.8	—	—	0.8	—	0.8
Share-based compensation		—	1.2	—	—	1.2	—	1.2
Repurchases of common stock	(73,525)	—	(5.0)	—	—	(5.0)	—	(5.0)
Dividends paid $0.265 per common share		—	—	(4.9)	—	(4.9)	—	(4.9)
Balance, March 31, 2023	18,541,033	$7.0	$53.0	$477.4	$(45.5)	$491.9	$1.3	$493.2
Net income		—	—	31.3	—	31.3	—	31.3
Other comprehensive income		—	—	—	1.2	1.2	—	1.2
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 4,258 shares	69,345	—	3.4	—	—	3.4	—	3.4
Share-based compensation		—	2.7	—	—	2.7	—	2.7
Repurchases of common stock	(69,780)	—	(5.0)	—	—	(5.0)	—	(5.0)
Dividends paid $0.265 per common share		—	—	(4.9)	—	(4.9)	—	(4.9)
Balance, June 30, 2023	18,540,598	$7.0	$54.1	$503.8	$(44.3)	$520.6	$1.3	$521.9
Net income		—	—	22.9	—	22.9	—	22.9
Other comprehensive income		—	—	—	(10.4)	(10.4)	—	(10.4)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 148 shares	222,566	—	13.9	—	—	13.9	—	13.9
Share-based compensation		—	4.7	—	—	4.7	—	4.7
Repurchases of common stock	(21,793)	—	(1.7)	—	—	(1.7)	—	(1.7)
Dividends paid $0.265 per common share		—	—	(5.0)	—	(5.0)	—	(5.0)
Balance, September 30, 2023	18,741,371	$7.0	$71.0	$521.7	$(54.7)	$545.0	$1.3	$546.3

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	18,535,116	$7.0	$54.1	$410.6	$(37.9)	$433.8	$1.3	$435.1
Net income		—	—	10.3	—	10.3	—	10.3
Other comprehensive loss		—	—	—	(4.0)	(4.0)	—	(4.0)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 24,025 shares	44,700	—	(1.3)	—	—	(1.3)	—	(1.3)
Share-based compensation		—	1.8	—	—	1.8	—	1.8
Dividends paid $0.25 per common share		—	—	(4.6)	—	(4.6)	—	(4.6)
Balance, March 31, 2022	18,579,816	$7.0	$54.6	$416.3	$(41.9)	$436.0	$1.3	$437.3
Net income		—	—	16.6	—	16.6	—	16.6
Other comprehensive income		—	—	—	(16.1)	(16.1)	—	(16.1)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 2,071 shares	9,859	—	(0.1)	—	—	(0.1)	—	(0.1)
Share-based compensation		—	0.9	—	—	0.9	—	0.9
Dividends paid $0.25 per common share		—	—	(4.6)	—	(4.6)	—	(4.6)
Balance, June 30, 2022	18,589,675	$7.0	$55.4	$428.3	$(58.0)	$432.7	$1.3	$434.0
Net income		—	—	15.6	—	15.6	—	15.6
Other comprehensive income		—	—	—	(20.2)	(20.2)	—	(20.2)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 54 shares	6,714	—	0.2	—	—	0.2	—	0.2
Share-based compensation		—	1.7	—	—	1.7	—	1.7
Dividends paid $0.25 per common share		—	—	(4.8)	—	(4.8)	—	(4.8)
Balance, September 30, 2022	18,596,389	$7.0	$57.3	$439.1	$(78.2)	$425.2	$1.3	$426.5
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
2.    Newly Adopted Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. The standard provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications, hedging relationships, and other transactions affected by the reference rate reform, which affects the London Inter-bank Offered Rate ("LIBOR"), if certain criteria are met. The guidance was effective upon issuance and can generally be applied through December 31, 2024. There has been no material impact to our financial condition, results of operations, or cash flows from reference rate reform as of September 30, 2023. See Note 7 for information on the replacement of LIBOR with the Secured Overnight Financing Rate ("SOFR") in our Credit Agreements.

3.    Revenue
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:
Net sales by geographic area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	$211.2	$174.0	$632.2	$512.7
Europe, Middle East and Africa	72.0	69.0	234.1	225.0
Asia Pacific	21.5	19.9	65.9	63.5
Total	$304.7	$262.9	$932.2	$801.2
Net sales are attributed to each geographic area based on the end-user country and are net of intercompany sales.
Net sales by groups of similar products and services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equipment	$189.5	$153.8	$579.1	$484.0
Parts and consumables	68.3	67.4	212.7	194.1
Service and other	46.9	41.7	140.4	123.1
Total	$304.7	$262.9	$932.2	$801.2
Net sales by sales channel

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales direct to consumer	$214.6	$174.9	$638.4	$518.4
Sales to distributors	90.1	88.0	293.8	282.8
Total	$304.7	$262.9	$932.2	$801.2
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
The change in our sales incentive accrual balance was as follows:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$20.0	$19.9
Additions to sales incentive accrual	21.9	16.1
Contract payments	(20.4)	(19.5)
Foreign currency fluctuations	(0.1)	(0.9)
Ending balance	$21.4	$15.6
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
The change in the deferred revenue balance was as follows:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$9.3	$11.2
Increase in deferred revenue representing our obligation to satisfy future performance obligations	13.5	19.4
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(14.0)	(19.9)
Foreign currency fluctuations	—	(0.7)
Ending balance	$8.8	$10.0

At September 30, 2023, $6.8 million and $2.0 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2023	$4.6
2024	2.1
2025	1.2
2026	0.6
2027	0.2
Thereafter	0.1
Total	$8.8
At December 31, 2022, $6.6 million and $2.7 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.
4.    Management Actions
Restructuring Actions
During the three and nine months ended September 30, 2023 and September 30, 2022, we incurred the following restructuring expenses as part of our ongoing global reorganization efforts. The following pre-tax restructuring charges were included in selling and administrative expense in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Severance-related costs	$—	$—	$1.2	$0.3
Other costs	—	0.5	—	0.8
Total pre-tax restructuring costs	$—	$0.5	$1.2	$1.1
The charge in 2023 impacted the Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) operating segments. The charge in 2022 primarily impacted the Americas operating segments. Our restructuring actions represent the continued execution of a multi-year enterprise strategy to drive increased productivity throughout our operations.
A reconciliation of the beginning and ending liability balances for severance-related costs is as follows:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$1.7	$4.9
New charges	1.1	0.9
Cash payments	(1.6)	(2.3)
Foreign currency fluctuations	—	(0.7)
Adjustments to accrual	0.1	(0.6)
Ending balance	$1.3	$2.2

5.    Inventories
Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	September 30, 2023	December 31, 2022
Inventories carried at LIFO:
Finished goods(a)	$72.6	$85.0
Raw materials and work-in-process	42.0	46.4
Excess of FIFO over LIFO cost(b)	(47.3)	(49.7)
Total LIFO inventories	$67.3	$81.7

Inventories carried at FIFO:
Finished goods(a)	$59.1	$68.9
Raw materials and work-in-process	58.2	56.0
Total FIFO inventories	$117.3	$124.9
Total inventories	$184.6	$206.6
(a)Finished goods include machines, parts and consumables and component parts that are used in our products.
(b)The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2022	$218.8	$(36.8)	$182.0
Foreign currency fluctuations	(6.3)	4.8	(1.5)
Balance as of September 30, 2023	$212.5	$(32.0)	$180.5

The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of September 30, 2023
Original cost	$144.6	$28.1	$15.9	$188.6
Accumulated amortization	(94.2)	(17.8)	(12.4)	(124.4)
Carrying value	$50.4	$10.3	$3.5	$64.2
Weighted average original life (in years)	15	11	11

Balance as of December 31, 2022
Original cost	$146.6	$28.6	$15.9	$191.1
Accumulated amortization	(87.5)	(15.9)	(11.3)	(114.7)
Carrying value	$59.1	$12.7	$4.6	$76.4
Weighted average original life (in years)	15	11	11
Amortization expense on intangible assets for the three and nine months ended September 30, 2023 was $3.5 million and $11.0 million, respectively. Amortization expense on intangible assets for the three and nine months ended September 30, 2022 was $3.7 million and $12.1 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2023	$3.4
2024	12.9
2025	11.6
2026	10.3
2027	7.1
Thereafter	18.9
Total	$64.2

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
On November 10, 2022, we amended the 2021 Credit Agreement (the "Amendment") to update the benchmark provisions to replace LIBOR with Term SOFR (as defined in the Amendment) as the reference rate for purposes of calculating interest under the 2021 Credit Agreement. Pursuant to the Amendment, borrowings denominated in U.S. dollars bear interest at a rate per annum equal to (a) the Term SOFR Rate (as defined in the Amendment) plus a credit spread adjustment of 0.10% per annum, but in any case, not less than 0%, plus an additional spread of 1.10% to 1.70%, depending on the Company’s leverage ratio, or (b) the Alternate Base Rate (as defined in the Amendment), which is the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted Term SOFR Rate for a one month period, but in any case, not less than 1.0%, plus, in any such case, 1.0%, plus an additional spread of 0.10% to 0.70%, depending on the Company’s leverage ratio. All other material terms included in the 2021 Credit Agreement remain unchanged as a result of the Amendment.
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

Debt Outstanding
Debt outstanding consisted of the following:

	September 30, 2023	December 31, 2022
Credit facility borrowings:
Revolving credit facility borrowings	$130.0	$205.0
Term loan facility borrowings	91.3	95.0
Secured borrowings	0.2	0.2
Finance lease liabilities	0.3	0.1
Total debt	221.8	300.3
Less: current portion of long-term debt(a)	(5.9)	(5.2)
Long-term debt	$215.9	$295.1
(a)As of September 30, 2023, the Company is required to repay $5.6 million in outstanding credit facility borrowings and $0.3 million of finance lease liabilities over the next 12 months.
As of September 30, 2023, we had outstanding borrowings of $130.0 million and $91.3 million under our revolving facility and term loan facility, respectively. We had letters of credit and bank guarantees outstanding in the amount of $3.1 million, leaving approximately $316.9 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the nine months ended September 30, 2023 were $0.6 million. The overall weighted average cost of debt was approximately 6.5% and net of related cross-currency swap instruments and fixed rate interest rate swap instruments was approximately 5.1%. Further details regarding the cross-currency swap instrument are discussed in Note 9.

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
The changes in warranty reserves were as follows:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$10.9	$10.4
Additions charged to expense	9.5	6.7
Foreign currency fluctuations	0.1	(0.3)
Claims paid	(9.3)	(6.2)
Ending balance	$11.2	$10.6

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
Balance Sheet Hedges
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction gain (loss) in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At September 30, 2023 and December 31, 2022, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $74.1 million and $83.7 million, respectively.
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

Fair Value Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of September 30, 2023 and December 31, 2022, these cross-currency swaps included €83.1 million and €84.8 million of total notional value, respectively. As of September 30, 2023, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €8.1 million. The scheduled maturity and principal payment of the loan and related swaps of €75.0 million are due in April 2027.
Net Investment Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and a wholly owned European subsidiary. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiary against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of September 30, 2023 and December 31, 2022, the cross-currency swaps included €75.0 million of total notional value. These swaps are scheduled to mature in April 2027.
The fair value of derivative instruments on our consolidated balance sheets was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	September 30, 2023	December 31, 2022	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current assets	$1.5	$0.8	Other current liabilities	$—	$—
Interest rate swaps	Other assets	0.2	—	Other liabilities	—	1.8
Derivatives designated as fair value hedges:
Cross-currency swaps	Other current assets	1.4	1.4	Other current liabilities	—	—
Cross-currency swaps	Other assets	0.2	0.8	Other liabilities	—	—
Derivatives designated as net investment hedges:
Cross-currency swaps	Other current assets	1.2	1.2	Other current liabilities	—	—
Cross-currency swaps	Other assets	—	0.5	Other liabilities	0.1	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1.0	$0.1	Other current liabilities	$0.1	$0.3
As of September 30, 2023, we anticipate reclassifying $2.4 million of gains from accumulated other comprehensive loss to net income during the next 12 months.

The following tables include the amounts in the consolidated statements of income in which the effects of derivatives designated as hedging instruments are recorded:

	Three Months Ended September 30,
	2023		2022
	Total	Gain (Loss) on Hedging	Total	Gain (Loss) on Hedging
Derivatives designated as cash flow hedges:
Interest expense, net	$(3.3)	$0.3	$(2.2)	$—
Net foreign currency transaction gain (loss)	(0.4)	—	—	—
Derivatives designated as fair value hedges:
Interest expense, net	(3.3)	0.3	(2.2)	0.4
Net foreign currency transaction gain (loss)	(0.4)	2.0	—	5.6
Derivatives designated as net investment hedges:
Interest expense, net	$(3.3)	$0.2	$(2.2)	$0.3

	Nine Months Ended September 30,
	2023		2022
	Total	Gain (Loss) on Hedging	Total	Gain (Loss) on Hedging
Derivatives designated as cash flow hedges:
Interest expense, net	$(11.0)	$0.6	$(3.7)	$0.7
Net foreign currency transaction gain (loss)	0.5	—	(0.4)	4.7
Derivatives designated as fair value hedges:
Interest expense, net	(11.0)	1.7	(3.7)	0.8
Net foreign currency transaction gain (loss)	0.5	2.8	(0.4)	9.9
Derivatives designated as net investment hedges:
Interest expense, net	$(11.0)	$1.4	$(3.7)	$0.6

The effect of derivative instruments designated as hedges and derivative instruments not designated as hedges in our consolidated statements of income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives designated as cash flow hedges:
Net gain recognized in other comprehensive income, net of tax(a)	$1.2	$—	$2.6	$3.8
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.3	—	0.6	0.5
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction gain (loss)	—	—	—	3.6
Derivatives designated as fair value hedges:
Net (loss) gain recognized in other comprehensive income (loss), net of tax(a)	(0.5)	0.2	(0.5)	1.4
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.2	0.3	0.8	0.6
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction gain (loss)	—	—	—	—
Derivatives designated as net investment hedges:
Net (loss) gain recognized in other comprehensive income (loss), net of tax(a)	1.3	3.9	0.2	7.8
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.2	0.3	0.7	0.5
Derivatives not designated as hedging instruments:
Net gain recognized in income(b)	$0.1	$4.0	$1.0	$6.6
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at September 30, 2023 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$1.0	$—	$1.0	$—
Cross-currency swaps	2.8	—	2.8	—
Interest rate swaps	1.7	—	1.7	—
Total assets	5.5	—	5.5	—
Liabilities:
Foreign currency forward exchange contracts	0.1	—	0.1	—
Interest rate swaps	—	—	—	—
Total liabilities	$0.1	$—	$0.1	$—
Our population of assets and liabilities subject to fair value measurements at December 31, 2022 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$0.1	$—	$0.1	$—
Cross-currency swaps	3.9	—	3.9	—
Interest rate swaps	0.8	—	0.8	—
Total assets	4.8	—	4.8	—
Liabilities:
Foreign currency forward exchange contracts	0.3	—	0.3	—
Interest rate swaps	1.8	—	1.8	—
Total liabilities	$2.1	$—	$2.1	$—
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
The fair value and carrying value of total debt, including current portion, was $221.3 million and $221.8 million, respectively, as of September 30, 2023. The fair value and carrying value of total debt, including current portion, was $301.8 million and $300.3 million, respectively, as of December 31, 2022. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.

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

12.    Shareholders' Equity
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Nine Months Ended September 30, 2023
	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Total
Beginning balance	$(53.9)	$2.7	$1.0	$(50.2)
Other comprehensive (loss) income before reclassifications	(4.5)	—	2.1	(2.4)
Amounts reclassified from accumulated other comprehensive loss	(0.7)	—	(1.4)	(2.1)
Net current period other comprehensive income	(5.2)	—	0.7	(4.5)
Ending balance	$(59.1)	$2.7	$1.7	$(54.7)

	Nine Months Ended September 30, 2022
	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Total
Beginning balance	$(36.0)	$(2.1)	$0.2	$(37.9)
Other comprehensive (loss) income before reclassifications	(40.3)	—	5.2	(35.1)
Amounts reclassified from accumulated other comprehensive loss	(0.5)	—	(4.7)	(5.2)
Net current period other comprehensive (loss) income	(40.8)	—	0.5	(40.3)
Ending balance	$(76.8)	$(2.1)	$0.7	$(78.2)

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
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $3.6 million for unrecognized tax benefits as of September 30, 2023, there was approximately $0.4 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2023 was $3.3 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.
14.    Share-Based Compensation
Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2022. During the three months ended September 30, 2023 and 2022, we recognized total share-based compensation expense of $4.7 million and $1.7 million, respectively. During the nine months ended September 30, 2023 and 2022, we recognized total share-based compensation expense of $8.6 million and $4.4 million, respectively. The total excess tax recognized for share-based compensation arrangements during the nine months ended September 30, 2023 and 2022 was a tax expense of $0.1 million and tax benefit of $0.3 million, respectively.
15.    Earnings Per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$22.9	$15.6	$78.5	$42.5
Denominator:
Basic - weighted average shares outstanding	18,570,293	18,515,851	18,485,806	18,495,640
Effect of dilutive securities	308,018	176,065	261,322	217,697
Diluted - weighted average shares outstanding	18,878,311	18,691,916	18,747,128	18,713,337
Basic earnings per share	$1.23	$0.84	$4.25	$2.30
Diluted earnings per share	$1.21	$0.83	$4.19	$2.27
Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 169,458 and 766,235 shares of common stock during the three months ended September 30, 2023 and 2022, respectively. Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 325,862 and 425,920 shares of common stock during the nine months ended September 30, 2023 and 2022, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects would be anti-dilutive.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company's results of operations, as well as liquidity and capital resources for the quarters ended September 30, 2023 and 2022. The MD&A should be read in conjunction with the Company's consolidated financial statements and notes included in Item 1 of this Quarterly Report. Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including financial measures that are not defined under generally accepted accounting principles (GAAP) in the U.S. Net sales excluding foreign currency translation (i.e., organic sales) is not a measure of financial performance under GAAP; however, the Company believes it is useful in understanding its financial results and provides comparable measures for understanding the operating results of the Company between different periods.
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
Macroeconomic Events
Supply chain challenges continue to impact the global economy. Our operating performance throughout 2023 has benefited from fewer supply chain disruptions enabling us to obtain key component parts, increase production and reduce backlog. If there are additional disruptions in our supply chain, or we continue to experience certain supply shortages, it could materially or adversely impact our operating results and financial condition. We continue to address and adapt to these temporary supply chain disruptions.
As described in Part I, Item 1A - Risk Factors in the annual report on Form 10-K for the fiscal year ended December 31, 2022, we may encounter financial difficulties if the U.S. or other global economies experience an additional or continued long-term economic downturn as our product sales are sensitive to declines in capital spending by our customers. Any sustained adverse impacts to our business, the industries in which we operate, market demand for our products, and/or certain suppliers or customers may also affect our future results of operations, financial position, or cash flows. We are actively monitoring the global macroeconomic environment, including geopolitical conflict, the potential impact of global supply chain constraints on material inflation, and change in demand for our products.
Outlook
We continued to deliver strong net sales and net income growth in the third quarter of 2023. Our performance reflects actions and investments we made beginning in 2022 and have continued to execute upon throughout 2023 and into 2024. Global economic conditions continue to be highly volatile and uncertainty remains regarding supply chain challenges, inflationary trends, and overall business environment. We remain confident in the long-term growth trends for our products and services in the markets we serve.

Results
The following table compares the results of operations for the three and nine months ended September 30, 2023 and 2022, respectively (in millions, except per share data and percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	%	2022	%	2023	%	2022	%
Net sales	$304.7	100.0	$262.9	100.0	$932.2	100.0	$801.2	100.0
Cost of sales	172.7	56.7	162.2	61.7	535.2	57.4	495.5	61.8
Gross profit	132.0	43.3	100.7	38.3	397.0	42.6	305.7	38.2
Selling and administrative expense	88.2	28.9	71.4	27.2	256.9	27.6	227.1	28.3
Research and development expense	9.1	3.0	7.9	3.0	26.0	2.8	23.5	2.9
Gain on sale of assets	—	—	—	—	—	—	(3.7)	(0.5)
Operating income	34.7	11.4	21.4	8.1	114.1	12.2	58.8	7.3
Interest expense, net	(3.3)	(1.1)	(2.2)	(0.8)	(11.0)	(1.2)	(3.7)	(0.5)
Net foreign currency transaction (loss) gain	(0.4)	(0.1)	—	—	0.5	0.1	(0.4)	—
Other (expense) income, net	(1.1)	(0.4)	0.6	0.2	(1.8)	(0.2)	0.1	—
Income before income taxes	29.9	9.8	19.8	7.5	101.8	10.9	54.8	6.8
Income tax expense	7.0	2.3	4.2	1.6	23.3	2.5	12.3	1.5
Net income	$22.9	7.5	$15.6	5.9	$78.5	8.4	$42.5	5.3
Net income per share - diluted	$1.21		$0.83		$4.19		$2.27
Net Sales
Consolidated net sales for the third quarter of 2023 totaled $304.7 million, a 15.9% increase as compared to consolidated net sales of $262.9 million in the third quarter of 2022. The components of the consolidated net sales change were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 vs. 2022
Price	8.9%	9.6%
Volume	5.0%	7.0%
Organic growth	13.9%	16.6%
Foreign currency	2.0%	(0.2)%
Total growth	15.9%	16.4%
The 15.9% increase in consolidated net sales in the third quarter of 2023 as compared to the same period in 2022 was driven by:

•Organic sales growth of 13.9%, which excludes the effects of foreign currency exchange. The organic sales growth was primarily due to equipment sales growth in the Americas and APAC partly offset by volume declines in EMEA; and
•A net favorable impact from foreign currency exchange across all regions of approximately 2.0%.

The 16.4% increase in consolidated net sales in the first nine months of 2023 as compared to the same period in 2022 was driven by:

•Organic sales growth of 16.6%, which excludes the effects of foreign currency exchange. The organic sales increase was primarily due to growth across all regions and product categories, led by strong sales growth in the Americas region; partly offset by
•A net unfavorable impact from foreign currency exchange across all regions of approximately 0.2%.
The following table sets forth the net sales by geographic area for the three and nine months ended September 30, 2023 and 2022 (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Americas	$211.2	$174.0	21.4%	$632.2	$512.7	23.3%
Europe, Middle East and Africa	72.0	69.0	4.3%	234.1	225.0	4.0%
Asia Pacific	21.5	19.9	8.0%	65.9	63.5	3.8%
Total	$304.7	$262.9	15.9%	$932.2	$801.2	16.4%
Americas
Americas net sales were $211.2 million for the third quarter of 2023, an increase of 21.4% from the third quarter of 2022 driven by:
•Organic sales growth of 20.8% driven nearly equally by price realization and volume increases in equipment sales and service across the region; and
•A net favorable impact from foreign currency exchange of approximately 0.6%.

Americas net sales were $632.2 million for the first nine months of 2023, an increase of 23.3% from the first nine months of 2022 driven by:

•Organic sales growth of 23.3% driven nearly equally by price realization and volume increases in all product categories across the region.
Europe, Middle East and Africa ("EMEA")
EMEA net sales were $72.0 million for the third quarter of 2023, an increase of 4.3% from the third quarter of 2022 driven by:
•Organic sales decline of 2.8% driven by volume declines in both equipment and parts and consumables partly offset by price realization in all product categories; and
•A net favorable impact from foreign currency exchange of approximately 7.1%.

EMEA net sales were $234.1 million for the first nine months of 2023, an increase of 4.0% from the first nine months of 2022 driven by:

•Organic sales growth of 3.6% driven by price realization partly offset by volume declines across all product categories. The organic growth was led by price realization on equipment sales across our direct geographies, especially in Iberia; and
•A net favorable impact from foreign currency exchange of approximately 0.4%.
Asia Pacific ("APAC")
APAC net sales were $21.5 million for the third quarter of 2023, an increase of 8.0% from the third quarter of 2022 driven by:
•Organic sales growth of 11.8% driven primarily by price realization on equipment sales in Australia and volume growth in equipment sales in China; partly offset by

•A net unfavorable impact from foreign currency exchange of approximately 3.8%.

APAC net sales were $65.9 million for the first nine months of 2023, an increase of 3.8% from the first nine months of 2022 driven by:

•Organic sales growth of 8.3% driven by price realization on equipment sales across our direct geographies, especially Australia, China and India; partly offset by
•A net unfavorable impact from foreign currency exchange of approximately 4.5%.
Gross Profit
Gross profit margin of 43.3% was 500 basis points higher in the third quarter of 2023 compared to the third quarter of 2022. Gross profit margin of 42.6% was 440 basis points higher in the first nine months of 2023 compared to the first nine months of 2022. The increase in both periods was driven by pricing realization, more than offsetting the impact of multi-year inflation.
The LIFO impact for the three and nine months ended September 30, 2023 was a charge of $0.7 million and a benefit of $2.5 million, respectively, compared to a LIFO charge of $2.1 million and $8.1 million in the three and nine months ended September 30, 2022, respectively. The change in LIFO impact was attributable to a stabilized inflationary environment on materials in 2023.
Operating Expense
Selling and Administrative Expense
Selling and administrative expense ("S&A expense") was $88.2 million for the third quarter of 2023, an increase of $16.8 million compared to the third quarter of 2022. As a percentage of net sales, S&A expense for the third quarter of 2023 increased 170 basis points to 28.9% from 27.2% in the third quarter of 2022. The S&A expense increase in each period was primarily driven by higher variable costs associated with increased operating performance.
S&A expense was $256.9 million for the first nine months of 2023, an increase of $29.8 million compared to the first nine months of 2022. The increase was primarily driven by higher variable costs associated with increased operating performance and investments in strategic initiatives. S&A expense as a percentage of net sales for the first nine months of 2023 decreased 70 basis points to 27.6% from 28.3% in the first nine months of 2022. The decrease as a percentage of net sales was driven by our sales growth in the comparable periods, as well as our cost-containment initiatives.
Research and Development Expense
Research and development expense ("R&D expense") was $9.1 million, or 3.0% of net sales, for the third quarter of 2023, with R&D expense as a percentage of net sales remaining flat as compared to the third quarter of 2022. R&D expense was $26.0 million, or 2.8% of net sales, for the first nine months of 2023, essentially flat compared to the first nine months of 2022.
We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovation leadership position.
Total Other Expense, Net
Interest Expense, Net
Interest expense, net was $3.3 million in the third quarter of 2023 compared to $2.2 million in the same period of 2022. The increase was the result of higher interest rates on our variable interest debt. Interest expense, net was $11.0 million in the first nine months of 2023 compared to $3.7 million in the first nine months of 2022. The increase was the result of higher debt levels coupled with rising interest rates on our variable interest rate debt. The following table compares the debt levels, average interest rate, interest income and interest expense for the three and nine months ended September 30, 2023 and 2022, respectively (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted Average Outstanding Borrowings	$262.4	$269.3	$291.3	$269.4
Average interest rate	6.48%	3.34%	6.19%	2.26%
Interest expense	4.3	2.2	13.5	4.6
Interest income	(1.0)	—	(2.5)	(0.9)
Interest expense, net	$3.3	$2.2	$11.0	$3.7
Our debt portfolio as of September 30, 2023 was comprised of debt predominately in U.S. dollars. The Company manages its floating rate debt exposure using fixed rate interest rate swaps to reduce the Company's risk of the possibility of increased interest costs. The Company has an aggregate $120 million notional amount of interest rate swaps that exchange a variable rate of interest for a fixed rate of interest of 4.076% over the term of the agreements.
Net Foreign Currency Transaction Gain (Loss)
Net foreign currency transaction loss was $0.4 million in the third quarter of 2023 compared to less than $0.1 million in the third quarter of 2022. The unfavorable impact was primarily due to the strengthening of the U.S. dollar relative to the Brazilian real and Mexican peso. Net foreign currency transaction gain was $0.5 million in the first nine months of 2023 compared to a loss of $0.4 million in the first nine months of 2022. The favorable impact was primarily due to hedging gains on foreign denominated receivables.
Income Taxes
The effective tax rate for the third quarter of 2023 was 23.4% compared to 21.2% for the third quarter of 2022. The increase was primarily due to a decrease in discrete tax benefits recognized during the quarter.
The effective tax rate for the first nine months of 2023 was 22.9% compared to 22.4% for the first nine months of 2022. The increase was driven by a decrease in discrete tax benefits recognized, as well as unfavorable changes in the mix of forecasted earnings by jurisdiction.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the U.S.
Backlog
Backlog is one of the many indicators of business conditions in the Company's markets. Our order backlog was $213.9 million at September 30, 2023 compared to $326.4 million at December 31, 2022. The decrease was the result of the Company's ability to obtain key component parts and increase production levels. Backlog includes orders that can be cancelled or postponed at the option of the customer at any time without penalty.
Liquidity and Capital Resources
Liquidity
Cash, cash equivalents and restricted cash totaled $97.0 million at September 30, 2023 compared to $77.4 million as of December 31, 2022. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.3 as of September 30, 2023 and 2.2 as of December 31, 2022. Our primary working capital, which is comprised of accounts receivable, inventories and accounts payables, was $328.0 million as of September 30, 2023 and $332.0 million as of December 31, 2022. Our debt-to-capital ratio was 28.9% as of September 30, 2023 compared to 38.9% as of December 31, 2022.
As of September 30, 2023, we had letters of credit and bank guarantees outstanding in the amount of $3.1 million, leaving approximately $316.9 million of unused borrowing capacity on our revolving facility.

Cash Flow from Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2023 was $124.6 million compared to net cash used by operating activities of $38.8 million during the nine months ended September 30, 2022. The increase was the result of improved operating performance and moderating investments in working capital.

Cash Flow from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2023 was $15.2 million compared to net cash used by investing activities of $19.0 million during the nine months ended September 30, 2022. The decrease in cash outflows was primarily driven by the timing of property, plant and equipment investments as the Company continues to deploy cash flow toward operational capital needs.
Cash Flow from Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2023 was $87.1 million compared to net cash used by financing activities of $1.2 million during the nine months ended September 30, 2022. The increase in cash outflows was primarily driven by repayments of borrowings and share purchases. The Company repurchased 165,098 shares of common stock for $11.7 million during the first nine months of 2023 as we continued to focus on returning capital to shareholders in line with our capital allocation priorities.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases are made from time to time in the open market or through privately negotiated transactions. 947,235 shares remain authorized under the most recent share repurchase program approved by the Board of Directors on October 31, 2016.

For the Quarter Ended September 30, 2023	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2023	8,665	$79.15	8,660	960,368
August 1-31, 2023	2,163	$79.50	2,020	958,348
September 1-30, 2023	11,113	$76.59	11,113	947,235
Total	21,941	$71.70	21,793	947,235
(1)Includes 148 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3,2 to the Company’s Form 8-K dated January 19, 2023.
3iii	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101	The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; (v) Consolidated Statements of Equity for the nine months ended September 30, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements	Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	October 31, 2023	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

HIDDEN IXBRL