Form 10-K
period 2023-12-31
TENNANT CO
filed 2024-02-22
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023, was $1,486,501,585.
As of January 31, 2024, there were 18,620,098 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2023
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
Principal Products, Markets and Distribution
The Company offers products and solutions consisting of manual and mechanized cleaning equipment for both industrial and commercial use, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair services, and business solutions such as financing, rental and leasing programs, and machine-to-machine asset management solutions. The Company is committed to developing cleaning technologies, including autonomous solutions, which increase cleaning productivity. We have strong brand presence in the global markets we serve, offering both premium and mid-tier products for each region to meet customer needs.
The Company's products are used in many types of environments including: factories and warehouses, distribution centers, office buildings, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, and more. The Company markets its offerings under the following brands: Tennant®, Nobles®, Alfa Uma Empresa Tennant™, IPC, Gaomei and Rongen brands as well as private-label brands. The Company has a portfolio of differentiated technology solutions that includes IRIS® as an asset management solution, ec-H2O NanoClean® as a detergent-free cleaning solution, and ReadySource® as a rapid-drying carpet cleaning technology. The Company's more than 40,000 customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.
The Company has an extensive global field service network. We sell products directly in 15 countries and through distributors in more than 100 countries.

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
Competition
Public industry data concerning global market share is limited; however, through an assessment of validated third-party sources and sponsored third-party market studies, the Company is confident in its position as a world-leading manufacturer of floor maintenance and cleaning equipment. Several global competitors compete with the Company in virtually every geography of the world. Additionally, small regional competitors are also significant competitors who vary by country, vertical market, product category or channel. The Company competes primarily on the basis of offering a broad line of high-quality, innovative products supported by an extensive sales and service network in major markets.

Human Capital
As of December 31, 2023, we employed approximately 4,457 employees who are guided by our vision to design, manufacture and market sustainable solutions that help create a cleaner, safer and healthier world.

Ethics and Employee Safety

Tennant Company has a commitment to our employees to foster and uphold a culture of integrity and stewardship. We ensure that our employees are not only aware of ethical standards, but actively contribute to maintaining them. As part of this commitment, Tennant conducts annual Code of Conduct training that empowers our staff with the knowledge and tools to make ethical decisions in their roles. We understand the importance of fostering an environment where concerns can be raised without fear of reprisal. To facilitate this, we offer various avenues for reporting concerns, including a dedicated ethics hotline accessible both via phone and online.

We prioritize the health and safety of all employees. We operate under our established safety programs and employ an experienced team of health and safety specialists to provide support to employees globally. All locations work diligently to meet and/or exceed regulatory standards applicable to each site. Tennant employees are empowered to stop work anytime there is a potential hazard identified. Each site maintains public and confidential ways for employees to report safety concerns to ensure employees feel free to report their concerns.
Talent
We believe attraction, development, engagement, and retention of a diverse group of employees is key to achieving our organizational objectives. We focus on creating a high-performance culture, which includes our annual performance management process for all employees which aligns with our employee and leadership competency frameworks.
To support employee development, we have deployed a number of resources including our philosophy and development tools for all employees via our intranet. We also provide leaders access to on-demand eLearnings and targeted live training sessions. In addition, we engage in annual talent conversations to help identify, develop, and deploy talent to achieve our objectives and address talent risks.
We believe talent feedback is key to engagement and survey our employees regularly. Also, we provide other feedback and engagement avenues such as all employee quarterly town halls and leadership meetings. We take action to drive improvement in our ability to engage and retain talent.
Diversity, Equity, and Inclusion (DE&I)

Tennant Company believes that an inclusive and diverse workforce contributes to our business success. The inclusion of diverse perspectives enables innovation and our ability to serve customers. We continue our DE&I focus through strategies which engage and educate our employees, promote inclusion, and drive effective governance.

Tennant Company proudly continues our commitment to be an equal opportunity employer. We make employment decisions based on the basis of individual skill, ability, reliability, productivity, and other factors important to performance.

Women represent 50% of our executive management team and 33% of our Board of Directors as of December 31, 2023.
Gender Equitable Pay

Tennant Company annually performs a gender wage gap for its United States employees that controls for title, grade and work location, which are legitimate and non-discretionary reasons for pay differences. The most recent assessment found that the median total income for females was 99.6% of the median total income for males, suggesting there is no evidence of a gender pay gap in the United States at Tennant Company.

Employee Gender Statistics

The following table represents employees by region and gender as of December 31, 2023:

	Female	Male	Total
Americas	439	1,910	2,349
Europe, Middle East, Africa	446	1,195	1,641
Asia Pacific	140	327	467
Total	1,025	3,432	4,457
Total Rewards

Tennant Company’s philosophy is to reward employees competitively for the work they perform consistent with position, skill level, experience, knowledge and geographic location. Each year, we evaluate the competitiveness of our pay levels against relevant labor markets and adjust our programs as appropriate. We offer a comprehensive total rewards package to our employees that includes pay, benefits, recognition, and well-being programs which are tailored by geographic location, statutory requirements, and competitive practice.
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
Barb Balinski, Senior Vice President, Innovation and Technology
Barb Balinski (60) joined the Company in 2018 as Vice President of Engineering and in March 2021, she was named Senior Vice President, Innovation and Technology, leading Research & Development (R&D), Marketing, and Information Technology (IT) functions for Tennant Company. Prior to joining Tennant, Ms. Balinski held leadership positions of increasing responsibility with the engineering team for the Integrated Business Units at Whirlpool Corporation, a multinational manufacturer of home appliances, from 2005 to 2017, most recently as Director, Product Development, from 2013 to 2017. Prior to Whirlpool Corporation, she spent eleven years with Saturn Corporation, a subsidiary of General Motors.
David W. Huml, President and Chief Executive Officer
David W. Huml (55) has served as the Company's President and Chief Executive Officer since March 2021, after serving as Chief Operating Officer from March 2020 to March 2021. Mr. Huml joined the Company in November 2014 as Senior Vice President, Global Marketing and was named President and Chief Executive Officer March 1, 2021. In January 2016, he also assumed oversight for the Company's APAC business unit, and in January 2017, he assumed oversight for the Company's EMEA business. From 2006 to October 2014, he held various positions with Pentair plc, a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products, most recently as Vice President, Applied Water Platform. From 1992 to 2006, he held various positions with Graco Inc., a designer, manufacturer and marketer of systems and equipment to move, measure, control, dispense and spray fluid and coating materials, including Worldwide Director of Marketing, Contractor Equipment Division.

Kristin A. Erickson, Senior Vice President, General Counsel and Corporate Secretary
Kristin A. Erickson (51) has served as the Company's Senior Vice President, General Counsel and Corporate Secretary since December 2020. Ms. Erickson joined the Company's legal department in April 2008, serving in roles of increasing responsibility, including as Vice President, Deputy General Counsel and Chief Compliance Officer from 2019 to 2020, and as Interim General Counsel and Corporate Secretary in 2020. Prior to joining Tennant in 2008, she served as Senior Counsel and Assistant Secretary for MoneyGram International, Inc., from 2004 to 2008. She started her career as a corporate attorney for Lindquist & Vennum, PLLP (n/k/a Ballard Spahr LLP).
Fay West, Senior Vice President, Chief Financial Officer
Fay West (54) joined the Company in April 2021 as Senior Vice President and Chief Financial Officer. Prior to joining Tennant, she was Senior Vice President and Chief Financial Officer of SunCoke Energy, Inc., a raw material processing and handling company, from 2014 to 2021. Before joining SunCoke Energy, Inc., in 2011, as Vice President and Controller, she was Assistant Controller at United Continental Holdings, Inc. Prior to that role, she served in several leadership roles at PepsiAmericas, Inc., including Vice President of Accounting and Financial Reporting, and Director of Financial Reporting. Prior to joining PepsiAmericas, Inc., she was Vice President and Controller of GATX Rail Company.
Richard H. Zay, Senior Vice President, Chief Commercial Officer
Richard H. Zay (53) has served as the Company's Senior Vice President, Chief Commercial Officer since March 2021. Mr. Zay joined the Company in June 2010 as Vice President, Global Marketing and was named Senior Vice President, Global Marketing in October 2013 and Senior Vice President of the Americas business unit for the Company in 2014. In 2018, he assumed responsibility for Tennant Research and Development as well. From 2006 to June 2010, he held various positions with Whirlpool Corporation, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, he held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.
Brock R. Christianson, Senior Vice President, Chief Human Resources Officer
Brock R. Christianson (54) joined the Company in November 2023 as Senior Vice President, Chief Human Resources Officer. From 2017 to October 2023, Mr. Christianson served in various Human Resources Vice President roles at Thrivent, a Fortune 500 financial services company. He held senior positions at Honeywell International from 2011 to 2017, including global Vice President of HR for the Environmental, Combustion, and Controls business unit. From 1998 to 2011, he worked at Medtronic, a global healthcare technology leader, where he held HR leadership roles in corporate, business units, and EMEA. Prior to Medtronic, he held HR and consulting roles with Emerson Electric and Ernst & Young.
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

Our operations could be adversely affected by geopolitical tensions or health epidemics.
We may be adversely impacted by factors outside of our control, including geopolitical tensions or public health epidemics. Geopolitical tensions, acts of violence or war, or other international conflicts may also adversely impact our operations. Public health epidemics, such as the COVID-19 pandemic, have impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result.
Our global operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.
Due to the international scope of our operations, we are subject to a complex system of commercial, tax, compliance and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade, tax compliance, data-privacy, sustainability, labor and safety and anti-corruption, including the U.S. Foreign Corrupt Practices Act, and similar laws from other countries. Our numerous foreign subsidiaries and affiliates are governed by laws, rules and business practices that differ from those of the U.S., but because we are a U.S.-based company, oftentimes they are also subject to U.S. laws which can create a conflict. Despite our due diligence, there is a risk that we do not have adequate resources or comprehensive processes to stay current on changes in laws or regulations applicable to us worldwide and maintain compliance with those changes. Increased compliance requirements may lead to increased costs and erosion of desired profit margin. As a result, it is possible that the activities of these entities may not comply with U.S. laws or business practices or our Code of Conduct. Violations of the U.S. or local laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
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
Our sales growth and expanding geographical footprint, coupled with suppliers’ potential credit issues, could lead to an increased risk of a breakdown in our supply chain. Our use of sole-source vendors for certain parts creates a concentration risk. There is an increased risk of defects due to the highly configured nature of our purchased component parts that could result in quality issues, returns or production slowdowns. In addition, modularization may lead to more sole-sourced products, and as we seek to outsource the design of certain key components, we risk loss of proprietary control and becoming more reliant on a sole source. There is also a risk that the vendors we choose to supply our parts and equipment fail to comply with our quality expectations, thus damaging our reputation for quality and negatively impacting sales.
Global supplier production for various component parts is limited. We may experience disruption of the supply of key component parts. Cost inflation and market supply challenges may negatively impact our financial results.
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
We have many information technology systems that are important to the operation of our business and are in need of upgrading in order to effectively implement our enterprise strategy. Given our greater emphasis on customer-facing technologies, we may not have adequate resources to upgrade our systems at the pace which the current business environment demands. Additionally, significantly upgrading and evolving the capabilities of our existing systems, including ERP modernization, could lead to inefficient or ineffective use of our technology due to lack of training or expertise in these evolving technology systems. These factors, among other things, could lead to significant expenses, adversely impacting our results of operations and hindering our ability to offer better technology solutions to our customers.
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
We remain focused on the health and safety measures that impact our business from a manufacturing perspective. Our manufacturing teams monitor the effectiveness of our wellness and safety programs. The Company may be required to make enhancements and incur costs related to any new health guidelines and protocols to adapt to new health crises, which may adversely affect our business, financial conditions, or operating results.
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
ITEM 1B – Unresolved Staff Comments
None.
ITEM 1C – Cybersecurity
Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity processes to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Our approach to assessing, prioritizing, and effecting cybersecurity processes and projects is based on standards from the National Institute of Standards and Technology (NIST).
We have established an enterprise risk management (ERM) program that considers our enterprise strategy, information from internal stakeholders, and information from external sources (e.g., emerging risks and trends, evaluations by third parties, and best practices) to identify, assess, categorize, and monitor risks including cybersecurity risks. The ERM program develops enterprise risk profiles to address individual risk drivers, develop action plans, and monitor against key risk indicators. At least annually, the ERM program is presented to our Board, Audit Committee, and members of management.
We have strategically integrated cybersecurity risk management into our broader ERM program to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes. Our strategy includes regular employee training and awareness on cybersecurity risks and related best practices, required password complexity, the use of multi-factor authentication, information security protocols, anti-virus and anti-ransomware software, a patch management program, the execution of table top exercises on a periodic basis, established policies and protocols for cyber incident response planning and reporting, and ongoing internal cybersecurity testing. Our risk management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.
We test our ability to respond to cybersecurity incidents on a recurring basis. Additionally, we engage third-party service providers to assist with the ongoing monitoring for cybersecurity events and incidents, as well as to complete risk quantification analysis and perform penetration and vulnerability testing. If any gaps are identified, the third-party service providers also assist with incident assessment and response. We conduct thorough up-front security assessments of all third-party providers before engagement, led by our Vice President, Chief Information Office (CIO) and our cybersecurity team, and we maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This approach is designed to mitigate risks related to security incidents originating from third-parties.
We have not encountered cybersecurity incidents or identified risks from cybersecurity threats that have materially impaired our operations or financial standing.
Governance
Within our organization, we have a management team responsible for assessing and managing cybersecurity risks. The team is led by our CIO and consists of the Cyber Security Incident Response Team (CSIRT) and internal audit personnel. The CSIRT is comprised of IT management and experienced cybersecurity personnel. The role of the CSIRT is to promptly handle an incident so that containment, investigation, and recovery can occur quickly. Where third-party services are leveraged, they ensure they are engaged as necessary. The CSIRT Leader oversees and prioritizes actions during an incident's detection, analysis, and containment. They are also responsible for conveying the special requirements of high severity incidents to the rest of the organization as well as communicating potential impacts to the CIO. Additionally, they are responsible for understanding the SLAs in place with third parties, and the role third parties may play in specific response scenarios. Our CIO has more than 30 years of experience in IT, enterprise security, and cyber risk management and has previously held global IT infrastructure and business solutions roles, including nearly 20 years in such positions in the manufacturing industry. In addition, our CSIRT Leader has 30 years of technology and cybersecurity experience and has previously held data security and global IT infrastructure positions at risk management and asset protection services companies. Effective February 2, 2024, our CIO has retired from employment and continues to serve as our CIO as a contractor through April 2024. During this time, he will continue his existing duties including oversight and management of cybersecurity risks. An active search is underway for a new CIO.
The CIO and CSIRT, in combination with the Senior Vice President, Technology and Innovation and CEO, play a pivotal role in informing the Audit Committee of the Board of Directors on cybersecurity risks. The Audit Committee is central to the Board's oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.
The Vice President, CIO provides comprehensive quarterly briefings to the Audit Committee. These briefings encompass a broad range of topics, including:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.
In addition to our quarterly meetings, the Audit Committee, CIO and CEO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. The CIO and CEO provide updates on any significant developments in the cybersecurity domain, ensuring the Board's oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, as well as tabletop exercises for tactical response readiness. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of Tennant Company. The Audit Committee conducts an annual review of the Company's cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.
ITEM 2 – Properties
The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota metropolitan area. Manufacturing facilities located in Golden Valley, Minnesota; Holland, Michigan; Uden, The Netherlands; and the Italian cities of Venice, Cremona and Reggio Emilia and in the Province of Padua are owned by the Company. Manufacturing facilities located in Louisville, Kentucky; São Paulo, Brazil; Hefei, China; and another facility in the Province of Padua are leased to the Company. In addition, we use a dedicated, third-party plant in Germany that specially manufactures heavy–duty stainless steel scrubbers and sweepers to IPC designs. IPC also owns a minor tools and supplies assembly operation in China to service local customers. The facilities are in good operating condition, suitable for their respective uses and adequate for current needs.
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

ITEM 4 – Mine Safety Disclosures
Not applicable.

PART II
ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION – Tennant's common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of February 10, 2024, there were 254 shareholders of record.
DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 79 consecutive years. Tennant’s annual cash dividend payout increased for the 52nd consecutive year to $1.075 per share in 2023, an increase of $0.06 per share over 2022. Dividends are generally declared each quarter. On February 13, 2024, the Company announced a quarterly cash dividend of $0.28 per share payable March 15, 2024, to shareholders of record on February 29, 2024.
DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.
TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:
Equiniti Trust Company
Shareowner Services
P.O. Box 64874
St. Paul, MN 55164-0854
(800) 468-9716
SHARE REPURCHASES – Share repurchases are made from time to time in the open market or through privately negotiated transactions. During the twelve months ended December 31, 2023, the Company paid $21.7 million to repurchase 290,920 shares of its common stock. The most recent share repurchase program approved by the Board of Directors on October 31, 2016 authorized the repurchase of 1,000,000 shares of our common stock.

For the Quarter Ended December 31, 2023	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2023	69,447	$75.19	69,447	877,788
November 1–30, 2023	53,979	$84.66	53,332	824,456
December 1–31, 2023	3,043	$86.06	3,043	821,413
Total	126,469	$79.50	125,822	821,413
(a)Includes 647 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock to two indices: S&P SmallCap 600 and S&P 500 Industrials (Sector). The graph below compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2018, including the reinvestment of all dividends.

5-YEAR CUMULATIVE TOTAL RETURN COMPARISON
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2018
2019
2020
2021
2022
2023
Tennant Company
S&P SmallCap 600 Index
S&P 500 Industrials (Sector) (TR)

	2018	2019	2020	2021	2022	2023
Tennant Company	$100	$152	$138	$162	$125	$190
S&P SmallCap 600	$100	$123	$137	$173	$145	$169
S&P 500 Industrials (Sector) (TR)	$100	$129	$144	$174	$164	$194
Source: Zacks Investment Research, Inc.

ITEM 6 – [Reserved]

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company's results of operations, as well as liquidity and capital resources for the years ended December 31, 2023 and 2022. The MD&A should be read in conjunction with the Company's consolidated financial statements and notes included in Item 8 of this Annual Report. Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including financial measures that are not defined under generally accepted accounting principles (GAAP) in the U.S. Net sales excluding foreign currency translation (i.e., organic sales) is not a measure of financial performance under GAAP; however, the Company believes it is useful in understanding its financial results and provides comparable measures for understanding the operating results of the Company between different periods.

The year-over-year comparisons in this MD&A are as of and for the years ended December 31, 2023 and December 31, 2022, unless stated otherwise. The discussion of 2021 results and related year-over-year comparisons as of and for the years ended December 31, 2022 and December 31, 2021 are found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Form 10-K for the year ended December 31, 2022.
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
Macroeconomic Events
Supply chain challenges continue to impact the global economy. Our operating performance throughout 2023 has benefited from fewer supply chain disruptions enabling us to obtain key component parts, increase production and reduce backlog. We continue to address and adapt to these temporary supply chain disruptions by employing local-for-local and region-for-region manufacturing and sourcing strategies, which allows us to contain costs and manufacture our products closer to our customers. At the same time, our engineering teams are evaluating our platform design to increase our sourcing flexibility.
We are impacted by customer spend and global demand for our products. We have been able to successfully manage volatility in demand through our broad and expanding product offerings.
The global nature of our operations subjects us to exposures resulting from both foreign currency exchange fluctuations in the normal course of business and geopolitical risks stemming from global conflicts. While we do not have any direct operations or employees in areas experiencing conflict, our operating results have been and may continue to be negatively impacted by supply chain constraints and inflationary pressures stemming from these conflicts.
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

Outlook
While global economic conditions continue to be uncertain, including the ability to attract and retain skilled labor, lingering and targeted supply chain disruptions, and evolving compliance regulations, we remain agile as we continue to manage evolving conditions. We are confident in the long-term growth trends for all our products and services in the markets we serve.
Historical Results
The following table compares the historical results of operations for the years ended December 31, 2023, and 2022 in dollars and as a percentage of net sales (in millions, except per share amounts and percentages):

	2023	%	2022	%
Net sales	$1,243.6	100.0	$1,092.2	100.0
Cost of sales	715.8	57.6	671.3	61.5
Gross profit	527.8	42.4	420.9	38.5
Selling and administrative expense	352.6	28.4	306.3	28.0
Research and development expense	36.6	2.9	31.1	2.8
Gain on sale of assets	—	—	(3.7)	(0.3)
Operating income	138.6	11.1	87.2	8.0
Interest expense, net	(13.5)	(1.1)	(7.1)	(0.7)
Net foreign currency transaction gain (loss)	0.3	—	(1.2)	(0.1)
Other (expense) income, net	(1.6)	(0.1)	0.6	0.1
Income before income taxes	123.8	10.0	79.5	7.3
Income tax expense	14.3	1.1	13.2	1.2
Net income	109.5	8.8	66.3	6.1
Net income per share - diluted	$5.83		$3.55
Net Sales
Consolidated net sales in 2023 totaled $1,243.6 million, a 13.9% increase as compared to consolidated net sales of $1,092.2 million in 2022.
The 13.9% increase in consolidated net sales was driven by:
•Organic sales increase of approximately 13.6% primarily due to the impact of higher selling prices across all regions and volume increases; and
•A net favorable impact from foreign currency exchange across all business units of approximately 0.3%.
Our strong organic sales increase was mainly supported by our ability to reduce backlog through the procurement of key component parts to facilitate increased production output.
The following table sets forth annual net sales by geographic area and the related percentage change from the prior year (in millions, except percentages):

	2023	%	2022	%
Americas	$840.3	19.0	$705.9	7.2
Europe, Middle East and Africa (EMEA)	314.4	4.2	301.6	(9.1)
Asia Pacific (APAC)	88.9	5.0	84.7	(15.8)
Total	$1,243.6	13.9	$1,092.2	0.1

Americas
Net sales in the Americas were $840.3 million in 2023, an increase of 19.0% from 2022. Organic sales grew 18.9%, driven equally by price realization and increased volume across all geographies. Foreign currency exchange within the Americas favorably impacted net sales by approximately 0.1%.
Europe, Middle East and Africa ("EMEA")
EMEA net sales were $314.4 million in 2023, an increase of 4.2% from 2022. Organic sales grew 2.6% in EMEA, driven by price realization in all product categories, partially offset by lower EMEA volumes that were impacted by weaker-than-expected market conditions. Foreign currency exchange within EMEA favorably impacted net sales by approximately 1.6%.
Asia Pacific ("APAC")
APAC net sales were $88.9 million in 2023, an increase of 5.0% from 2022. Organic sales grew 8.6% in APAC, driven by price realization in Australia and volume increases in Australia and China. Foreign currency exchange within APAC unfavorably impacted net sales by approximately 3.6% in 2023.
Backlog
Backlog is one of the many indicators of business conditions in the Company's markets. Our order backlog was approximately $186.2 million at December 31, 2023 compared to $326.4 million at December 31, 2022. The decrease in our order backlog is the result of the Company's ability to obtain key component parts and increase production levels. Backlog includes orders that can be cancelled or postponed at the option of the customer at any time without penalty.
Gross Profit
Gross profit margin of 42.4% was 390 basis points higher in 2023 compared to 2022. The margin rate increase was the result of price realization and cost saving initiatives, which more than offset the multi-year impact of inflation.
Operating Expenses
Selling and Administrative Expense
Selling and Administrative expense ("S&A expense") was $352.6 million in 2023, an increase of $46.3 million compared to 2022. As a percentage of net sales, S&A expense in 2023 increased 40 basis points to 28.4% from 28.0% in 2022. The S&A expense increase was driven by higher variable costs linked to improved operating performance as well as strategic investments aimed at fostering future growth.
Research and Development Expense
Research and Development ("R&D") expense was $36.6 million, or 2.9% of net sales, in 2023, nearly flat as a percentage of net sales compared to 2022.
We conduct research and development activities to develop new products and to enhance the functionality, effectiveness, ease of use and reliability of our existing products. We believe that our research and development efforts have been, and continue to be, key drivers of our success in the marketplace.
Total Other Expense, Net
Interest Expense, Net
Interest expense, net was $13.5 million in 2023, an increase of $6.4 million compared to 2022. The increase was the result of rising interest rates on our variable interest rate debt, partially offset by lower debt levels.
Our debt portfolio as of December 31, 2023 was comprised of debt predominately in U.S. dollars. The Company manages its floating rate debt exposure using fixed rate interest rate swaps to reduce the Company's risk of the possibility of increased interest costs.

Foreign Currency Transaction Gain/Loss
Net foreign currency transaction gain was $0.3 million in 2023, compared to a $1.2 million loss in 2022. The favorable impact was primarily due to weakening of the Chinese Renminbi relative to the U.S. dollar on foreign U.S. dollar denominated receivables during 2023, compared to strengthening of the U.S. dollar relative to the Brazilian real on foreign denominated liabilities in 2022.
Income Taxes
The effective tax rate for 2023 was 11.6% compared to 16.6% in 2022. The decrease in the effective tax rate was primarily driven by certain nonrecurring tax items. Both the 2023 and 2022 tax rates include benefits related to a reduction to a deferred tax liability on undistributed foreign earnings as those cumulative earnings were reduced by current year statutory book losses. These nonrecurring events had one-time impacts of (12.0%) in 2023 and (7.2%) in 2022.
In December 2021, the Organization for Economic Cooperation and Development (OECD), which is an international public policy setting organization comprised of member countries including the U.S., published a proposal for the establishment of a global minimum tax rate of 15% (the "Pillar Two rule"). The OECD has recommended that the Pillar Two rule become effective for fiscal years beginning on or after January 1, 2024. To date, member states are in various stages of implementing the rules through local legislation, and the OECD continues to refine the technical guidance. We are closely monitoring developments of the Pillar Two rule and are currently evaluating the potential effect in each of the countries we operate in.
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
Cash, cash equivalents and restricted cash totaled $117.1 million at December 31, 2023, as compared to $77.4 million as of December 31, 2022. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.1 as of December 31, 2023 and 2.2 as of December 31, 2022. Our primary working capital, which is comprised of accounts receivable, inventories and accounts payable was $312.1 million as of December 31, 2023 and $332.0 million as of December 31, 2022. Our debt-to-capital ratio was 25.8% as of December 31, 2023, compared to 40.9% as of December 31, 2022.
On February 13, 2024, the Company's Board of Directors authorized a quarterly cash dividend of $0.28 per share payable on March 15, 2024, to shareholders of record at the close of business on February 29, 2024.
Cash Flow from Operating Activities
Net cash provided by operating activities in 2023 was $188.4 million compared to net cash provided by operating activities of $25.1 million in 2022. The increase in cash provided was the result of strong operating performance and managed reductions in working capital investments.
Cash Flow from Investing Activities
Net cash used in investing activities in 2023 was $23.2 million compared to net cash used in investing activities of $24.5 million in 2022. The decrease in cash outflows was primarily driven by reduced property, plant and equipment investments as the Company continues to deploy cash flow toward operational capital needs.

Cash Flow from Financing Activities
Net cash used in financing activities in 2023 was $122.6 million compared to net cash provided by financing activities of $8.1 million in 2022. The increase in cash used was primarily driven by repayments of borrowings and share repurchases.
Cash Requirements
The Company believes the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be sufficient to meet its short-term and long-term cash requirements. Significant contractual obligations include principal and interest payments on long-term debt (Note 9) and operating lease commitments (Note 15). We also have contractual purchase obligations of approximately $76 million for 2024.
Newly Issued Accounting Guidance
See Note 2 to the consolidated financial statements for information on new accounting pronouncements.
In October 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which aims to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard with the Securities and Exchange Commission regulations. This guidance is effective for the Company no later than June 30, 2027. We do not expect the amendments in this update to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an entity to disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adoption on our financial disclosures.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the impact of adoption on our financial disclosures.
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
In 2023, we elected to perform the qualitative test on all reporting units. Our test indicated that there is no goodwill impairment in any of our reporting units as of our annual assessment date.
We had goodwill of $187.4 million and $182.0 million at December 31, 2023 and 2022, respectively.
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
Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our consolidated statements of income. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation allowance against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2023, a valuation allowance of $3.2 million was recorded against foreign and state tax credit carryforwards.

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
Interest Rate Risk – Our debt portfolio as of December 31, 2023, was comprised of debt predominately denominated in U.S. dollars. We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates that impact interest incurred. The Company manages its floating rate debt exposure using interest rate swaps. Fixed rate swaps are used to reduce the Company's risk of the possibility of increased interest costs.
As of December 31, 2023, the Company's financial liabilities subject to changes in interest rates are $110.0 million of our revolving credit facility borrowings and $90.0 million of our term loan facility. The Company entered into an aggregate $120 million notional amount of interest rate swaps effective December 1, 2022 that exchange a variable rate of interest for a fixed rate of interest of 4.076% over the term of the agreements, which mature on December 1, 2026. Assuming a hypothetical 50 basis point increase in short-term interest rates, with all other variables remaining constant, interest expense, net would have increased by approximately $0.75 million in 2023.
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
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of December 31, 2023, these cross-currency swaps included €75.0 million of total notional value. As of December 31, 2023, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €7.5 million. The scheduled maturity and principal payment of the loan and related interest payments of €82.5 million are due in April 2027. Based on the fair value hedges outstanding as of December 31, 2023, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $8.3 million in the fair value of these contracts.
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and a wholly owned European subsidiary. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiary against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of December 31, 2023, the cross-currency swaps included €75.0 million of total notional values. These swaps are scheduled to mature in April 2027. Based on the net investment hedges outstanding as of December 31, 2023, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $8.3 million in the fair value of these contracts.
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

ITEM 8 – Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tennant Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tennant Company and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three years in period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – EMEA Reporting Unit - Refer to Notes 1 and 8 of the consolidated financial statements

Critical Audit Matter Description

The Company performed a qualitative goodwill test on all reporting units. The tests indicated that there was no goodwill impairment as of the annual assessment date. The Company analyzed qualitative factors to determine whether it was more likely than not that the fair value of the reporting units was less than their carrying amounts as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.

Given the amount of goodwill within the EMEA reporting unit, the judgment used in the EMEA reporting unit’s qualitative assessment, and the difference between the most recent fair value estimate and the carrying amount of the EMEA reporting unit, auditing management’s conclusions related to the EMEA qualitative goodwill impairment assessment involved subjective judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s qualitative assessment of goodwill impairment for the EMEA reporting unit included the following, among others:

•We tested the effectiveness of controls over goodwill, including those over management’s judgments related to macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing.

•We evaluated the reasonableness of management’s qualitative assessment of factors affecting forecasted revenue and profit margins by comparing the forecasts to (1) historical results, (2) internal communications between management and the Board of Directors, and (3) information included in Company press releases.

•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s qualitative assessment by performing the following: (1) evaluated GDP growth, inflation and other macroeconomic variables, as well as industry growth rates, (2) estimated industry discount rates, (3) analyzed growth, margin, and valuation multiple trends of guideline public companies, (4) compared recent fair value estimate and carrying amount, and (5) analyzed the trend of market capitalization of the entity and public peer companies.

•Assessed for potential indicators of impairment such as macroeconomic and industry conditions, financial performance, and events affecting the reporting unit such as a change in the carrying amount of its net assets or asset impairments at components of the reporting unit.

•We evaluated the financial results of the EMEA reporting unit compared to forecasts from the October 1, 2023 annual measurement date to December 31, 2023.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 22, 2024
We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tennant Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tennant Company and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 22, 2024

Consolidated Statements of Income
TENNANT COMPANY AND SUBSIDIARIES
(In millions, except shares and per share data)

Years ended December 31	2023	2022	2021
Net sales	$1,243.6	$1,092.2	$1,090.8
Cost of sales	715.8	671.3	652.8
Gross profit	527.8	420.9	438.0
Selling and administrative expense	352.6	306.3	321.9
Research and development expense	36.6	31.1	32.2
Gain on sale of assets	—	(3.7)	(9.8)
Operating income	138.6	87.2	93.7
Interest expense, net	(13.5)	(7.1)	(7.3)
Net foreign currency transaction gain (loss)	0.3	(1.2)	(0.7)
Loss on extinguishment of debt	—	—	(11.3)
Other (expense) income, net	(1.6)	0.6	(0.3)
Income before income taxes	123.8	79.5	74.1
Income tax expense	14.3	13.2	9.2
Net income	$109.5	$66.3	$64.9

Net income per share
Basic	$5.92	$3.58	$3.51
Diluted	$5.83	$3.55	$3.44

Weighted average shares outstanding:
Basic	18,509,523	18,494,356	18,499,674
Diluted	18,783,633	18,697,255	18,849,217
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
TENNANT COMPANY AND SUBSIDIARIES
(In millions)

Years ended December 31	2023	2022	2021
Net income	$109.5	$66.3	$64.9
Other comprehensive income (loss):
Foreign currency translation adjustments (net of related tax benefit (expense) of $0.8, $(1.2), and $0.4, respectively)	8.3	(17.9)	(16.9)
Pension and postretirement medical benefits (net of related tax benefit (expense) of $(0.3), $(1.6), and $0.3, respectively)	1.0	4.8	(0.4)
Derivative financial instruments (net of tax (expense) benefit of $0.4, $(0.3), and $0.1, respectively)	(1.4)	0.8	(0.5)
Total other comprehensive income (loss), net of tax	7.9	(12.3)	(17.8)

Comprehensive income	$117.4	$54.0	$47.1
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES
(In millions, except shares and per share data)

December 31	2023	2022
ASSETS
Cash, cash equivalents, and restricted cash	$117.1	$77.4
Receivables, less allowances of $7.2 and $6.1, respectively	247.6	251.5
Inventories	175.9	206.6
Prepaid and other current assets	28.5	39.8
Total current assets	569.1	575.3
Property, plant and equipment, less accumulated depreciation of $304.0 and $279.3, respectively	187.7	179.9
Operating lease assets	41.7	31.8
Goodwill	187.4	182.0
Intangible assets, net	63.1	76.4
Other assets	64.4	39.7
Total assets	$1,113.4	$1,085.1
LIABILITIES AND TOTAL EQUITY
Current portion of long-term debt	$6.4	$5.2
Accounts payable	111.4	126.1
Employee compensation and benefits	67.3	44.0
Other current liabilities	88.6	86.3
Total current liabilities	273.7	261.6
Long-term debt	194.2	295.1
Long-term operating lease liabilities	27.4	17.1
Employee-related benefits	13.3	13.2
Deferred income taxes	5.0	11.5
Other liabilities	21.5	14.5
Total long-term liabilities	261.4	351.4
Total liabilities	535.1	613.0
Commitments and contingencies (Note 16)
Common stock, $0.375 par value per share, 60,000,000 shares authorized; 18,631,384 and 18,521,485 issued and outstanding, respectively	7.0	7.0
Additional paid-in capital	64.9	56.0
Retained earnings	547.4	458.0
Accumulated other comprehensive loss	(42.3)	(50.2)
Total Tennant Company shareholders' equity	577.0	470.8
Noncontrolling interest	1.3	1.3
Total equity	578.3	472.1
Total liabilities and total equity	$1,113.4	$1,085.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES
(In millions)

Years ended December 31	2023	2022	2021
OPERATING ACTIVITIES
Net income	$109.5	$66.3	$64.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	36.4	32.8	33.1
Amortization expense	14.7	15.9	20.0
Deferred income tax benefit	(26.9)	(15.6)	(15.0)
Share-based compensation expense	11.6	7.8	9.5
Bad debt and returns expense	3.4	2.3	1.5
Gain on sale of assets	—	(3.7)	(9.8)
Debt extinguishment cost	—	—	11.3
Other, net	1.3	1.0	2.3
Changes in operating assets and liabilities:
Receivables	4.1	(46.3)	(20.3)
Inventories	14.3	(68.3)	(56.0)
Accounts payable	(15.3)	7.7	19.1
Employee compensation and benefits	22.3	(14.8)	8.3
Other assets and liabilities	13.0	(10.2)	0.5
Net cash provided by (used in) operating activities	188.4	(25.1)	69.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(22.8)	(25.0)	(19.4)
Investment in leased assets	(1.2)	(4.3)	(3.7)
Cash received from leased assets	0.8	0.6	—
Proceeds from sale of assets, net of cash divested	—	4.1	24.7
Other, net	—	0.1	(0.1)
Net cash (used in) provided by investing activities	(23.2)	(24.5)	1.7
FINANCING ACTIVITIES
Proceeds from borrowings	20.0	52.0	315.8
Repayments of borrowings	(120.0)	(19.1)	(362.0)
Debt extinguishment payment	—	—	(8.4)
Contingent consideration payments	—	—	(2.5)
Change in finance lease obligations	0.2	—	0.1
Proceeds (repurchases) from exercise of stock options, net of employee tax withholdings obligations	19.0	(0.9)	5.0
Dividends paid	(20.1)	(18.9)	(17.5)
Repurchases of common stock	(21.7)	(5.0)	(15.0)
Net cash (used in) provided by financing activities	(122.6)	8.1	(84.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.9)	(4.7)	(4.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	39.7	(46.2)	(17.4)
Cash, cash equivalents and restricted cash at beginning of year	77.4	123.6	141.0
Cash, cash equivalents and restricted cash at end of year	$117.1	$77.4	$123.6

SUPPLEMENTAL CASH FLOW INFORMATION
Years ended December 31	2023	2022	2021
Cash paid for income taxes	$39.5	$34.1	$19.5
Cash paid for interest	$17.1	$7.6	$11.7
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	$3.5	$4.1	$3.7
See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity
TENNANT COMPANY AND SUBSIDIARIES

(In millions, except shares and per share data)	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	18,503,805	$6.9	$54.7	$363.3	$(20.1)	$404.8	$1.3	$406.1
Net income	—	—	—	64.9	—	64.9	—	64.9
Other comprehensive loss	—	—	—	—	(17.8)	(17.8)	—	(17.8)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 35,061 shares	228,293	0.1	4.9	—	—	5.0	—	5.0
Share-based compensation	—	—	9.5	—	—	9.5	—	9.5
Dividends paid $0.94 per common share	—	—	—	(17.5)	—	(17.5)	—	(17.5)
Repurchases of common stock	(196,982)	—	(15.0)	—	—	(15.0)	—	(15.0)
Other	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Balance, December 31, 2021	18,535,116	$7.0	$54.1	$410.6	$(37.9)	$433.8	$1.3	$435.1
Net income	—	—	—	66.3	—	66.3	—	66.3
Other comprehensive loss	—	—	—	—	(12.3)	(12.3)	—	(12.3)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 27,653 shares	66,125	—	(0.9)	—	—	(0.9)	—	(0.9)
Share-based compensation	—	—	7.8	—	—	7.8	—	7.8
Dividends paid $1.015 per common share	—	—	—	(18.9)	—	(18.9)	—	(18.9)
Repurchases of common stock	(79,756)	—	(5.0)	—	—	(5.0)	—	(5.0)
Balance, December 31, 2022	18,521,485	$7.0	$56.0	$458.0	$(50.2)	$470.8	$1.3	$472.1
Net income	—	—	—	109.5	—	109.5	—	109.5
Other comprehensive income	—	—	—	—	7.9	7.9	—	7.9
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 23,622 shares	400,819	—	19.0	—	—	19.0	—	19.0
Share-based compensation	—	—	11.6	—	—	11.6	—	11.6
Dividends paid $1.075 per common share	—	—	—	(20.1)	—	(20.1)	—	(20.1)
Repurchases of common stock	(290,920)	—	(21.7)	—	—	(21.7)	—	(21.7)
Balance, December 31, 2023	18,631,384	$7.0	$64.9	$547.4	$(42.3)	$577.0	$1.3	$578.3
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
Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. The balance of cumulative foreign currency translation adjustments recorded within accumulated other comprehensive loss as of December 31, 2023, 2022 and 2021 was a net loss of $45.6 million, $53.9 million and $36.0 million, respectively. The majority of translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Net foreign currency transaction losses are included in income before income taxes on the consolidated statements of income.
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
Restricted Cash – We have a total of $0.2 million as of December 31, 2023 and 2022 that serves as collateral backing certain bank guarantees and is therefore restricted. This money is invested in time deposits. Restricted cash is recorded in cash, cash equivalents and restricted cash on the consolidated balance sheets.
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
In 2023, we performed a qualitative goodwill test on all reporting units. Our tests indicated that there was no goodwill impairment in any of our reporting units as of our annual assessment date.
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
Purchase of Common Stock – We repurchase our common stock under 2016 repurchase program authorized by our Board of Directors. This program allows us to repurchase up to an aggregate of 821,413 shares of our common stock. Upon repurchase, the par value is charged to common stock and the remaining purchase price is charged to additional paid-in capital. If the amount of the remaining purchase price causes the additional paid-in capital account to be in a negative position, this amount is then reclassified to retained earnings. Common stock repurchased is included in shares authorized but is not included in shares outstanding.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, e-mail marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2023, 2022 and 2021, such activities amounted to $4.6 million, $4.0 million and $4.6 million, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
2.    Newly Adopted Accounting Pronouncements
Income Taxes
In January 2021, we adopted Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The impact of this amended guidance on our consolidated financial statements and related disclosures was immaterial.
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
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the years ended December 31:
Net sales by geographic area

	2023	2022	2021
Americas	$840.3	$705.9	$658.3
Europe, Middle East and Africa (EMEA)	314.4	301.6	331.9
Asia Pacific (APAC)	88.9	84.7	100.6
Total	$1,243.6	$1,092.2	$1,090.8
Net sales are attributed to each geographic area based on the end user country and are net of intercompany sales.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Net sales by groups of similar products and services

	2023	2022	2021
Equipment	$776.4	$664.0	$679.9
Parts and consumables	279.5	263.1	249.3
Specialty surface coatings(a)	—	—	1.5
Service and other	187.7	165.1	160.1
Total	$1,243.6	$1,092.2	$1,090.8
(a)On February 1, 2021, we sold our Coatings business. Further details regarding the sale are discussed in Note 5.
Net sales by sales channel

	2023	2022	2021
Sales direct to consumer	$854.4	$712.6	$692.4
Sales to distributors	389.2	379.6	398.4
Total	$1,243.6	$1,092.2	$1,090.8
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
The change in our sales incentive accrual balance for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Beginning balance	$20.0	$19.9
Additions to sales incentive accrual	29.5	22.5
Contract payments	(28.5)	(21.8)
Foreign currency fluctuations	0.2	(0.6)
Ending balance	$21.2	$20.0
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
The change in the deferred revenue balance for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Beginning balance	$9.3	$11.2
Increase in deferred revenue representing our obligation to satisfy future performance obligations	21.7	24.2
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(20.8)	(25.5)
Foreign currency fluctuations	0.1	(0.6)
Ending balance	$10.3	$9.3
As of December 31, 2023, $7.9 million and $2.4 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of this, we expect to recognize the following approximate amounts in net sales in the following periods:

2024	$7.9
2025	1.2
2026	0.7
2027	0.3
2028	0.1
Thereafter	0.1
Total	$10.3
As of December 31, 2022, $6.6 million and $2.7 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.
4.    Management Actions
Restructuring Actions
In 2023 and 2022, we incurred restructuring expenses as part of our ongoing global reorganization efforts. The following pre-tax restructuring charges were included in the consolidated statements of income:

	2023	2022
Severance-related costs - Selling and administrative expense	$1.9	$2.2
Severance-related costs - Cost of sales	0.7	—
Other costs - Selling and administrative expense(a)	0.3	1.6
Other costs - Cost of sales(a)	—	0.3
Total pre-tax restructuring costs	$2.9	$4.1
(a)Includes facility exit costs associated with facility moves.
The charges in 2023 impacted the Europe, Middle East (EMEA) and Asia Pacific (APAC) operating segments. The charges in 2022 impacted all operating segments. Our restructuring actions represent the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
continued execution of a multi-year enterprise strategy to drive increased productivity throughout our operations.
A reconciliation to the ending liability balance of severance and related costs as of December 31, 2023 is as follows:

	2023	2022
Beginning balance	$1.7	$4.9
New charges	3.2	2.2
Cash payments	(1.9)	(2.9)
Foreign currency adjustments	—	(0.5)
Adjustment to accrual	(0.6)	(2.0)
Ending balance	$2.4	$1.7
5.    Acquisitions and Divestitures
Sale of Building
During the second quarter of 2022, we sold a building located in Golden Valley, Minnesota. The resulting pre-tax gain was $3.7 million and is reflected within gain on sale of assets in the consolidated statements of income. Proceeds from sale of assets were $4.1 million.
Sale of Coatings Business
During the first quarter of 2021, we sold the Coatings business. The resulting pre-tax gain was $9.8 million and is reflected within gain on sale of business in the consolidated statements of income. Proceeds from sale of business, net of cash divested, were $24.7 million.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
6.    Inventories
Inventories as of December 31 consisted of the following:

	2023	2022
Inventories carried at LIFO:
Finished goods(a)	$74.7	$85.0
Raw materials and work-in-process	38.5	46.4
Excess of FIFO over LIFO cost(b)	(47.7)	(49.7)
Total LIFO inventories	$65.5	$81.7

Inventories carried at FIFO:
Finished goods(a)	$52.8	$68.9
Raw materials and work-in-process	57.6	56.0
Total FIFO inventories	$110.4	$124.9
Total inventories	$175.9	$206.6
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
7.    Property, Plant and Equipment
Property, plant and equipment and related accumulated depreciation, including equipment under finance leases, as of December 31, consisted of the following:

	2023	2022
Property, plant and equipment:
Land	$21.0	$22.0
Buildings and improvements	137.6	149.0
Machinery and manufacturing equipment	209.5	171.1
Office equipment	116.0	107.7
Construction in progress	7.6	9.4
Total property, plant and equipment	491.7	459.2
Less: accumulated depreciation	(304.0)	(279.3)
Property, plant and equipment, net	$187.7	$179.9
Depreciation expense was $36.4 million, $32.8 million and $33.1 million in 2023, 2022 and 2021, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
8.    Goodwill and Intangible Assets
For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America, Latin America, EMEA and APAC. In 2021, the Coatings reporting unit was sold and is no longer considered a reporting unit.

We have the option of first analyzing qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. We may elect to perform a quantitative goodwill impairment test in lieu of the qualitative test, and in 2023 we performed the qualitative goodwill test on all reporting units. In 2022, we elected to perform the quantitative goodwill test on all reporting units. Based on our analysis, we determined that there was no impairment of goodwill as of December 31, 2023 and 2022.
The changes in the carrying amount of goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2023	$220.7	$(33.3)	$187.4
Foreign currency fluctuations	1.9	3.5	5.4
Balance as of December 31, 2022	$218.8	$(36.8)	$182.0
Foreign currency fluctuations	(15.1)	4.0	(11.1)
Balance as of December 31, 2021	$233.9	$(40.8)	$193.1
The balances of acquired intangible assets, excluding goodwill, are as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of December 31, 2023
Original cost	$150.6	$29.3	$16.3	$196.2
Accumulated amortization	(100.8)	(19.2)	(13.1)	(133.1)
Carrying amount	$49.8	$10.1	$3.2	$63.1
Weighted-average original life (in years)	15	11	11

Balance as of December 31, 2022
Original cost	$146.6	$28.6	$15.9	$191.1
Accumulated amortization	(87.5)	(15.9)	(11.3)	(114.7)
Carrying amount	$59.1	$12.7	$4.6	$76.4
Weighted-average original life (in years)	15	11	11
In 2021, we divested identified intangible assets, excluding goodwill, with a carrying value of $0.9 million and $1.4 million in the categories of customer lists and trade names, respectively, as a result of the sale of the Coatings business discussed in Note 5.
Amortization expense of intangible assets was $14.7 million, $15.9 million and $20.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Estimated aggregate amortization expense based on the current carrying amount of amortizable intangible assets for each of the five succeeding years is as follows:

2024	$13.4
2025	12.0
2026	10.7
2027	7.3
2028	5.6
Thereafter	14.1
Total	$63.1
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
Our 2021 Credit Agreement restricts the payment of dividends or repurchasing of stock requiring that, after giving effect to such payments, no default exists or would result from such payment. Additionally, cash dividends are restricted to $7.5 million per quarter, and approved levels of other restricted payments range from $60.0 million to unlimited based on our net leverage ratio (not taking into account any acquisition holiday) after giving effect to such payment.

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

Debt outstanding as of December 31 consisted of the following:

	2023	2022
Credit facility borrowings:
Revolving credit facility borrowings	$110.0	$205.0
Term loan facility borrowings	90.0	95.0
Finance lease liabilities	0.6	0.3
Total debt	200.6	300.3
Less: current portion of long-term debt(a)	(6.4)	(5.2)
Long-term debt	$194.2	$295.1

(a)
As of December 31, 2023, the Company is required to repay $6.3 million in outstanding credit facility borrowings and $0.1 million of current maturities of finance lease liabilities over the next 12 months.

As of December 31, 2023, we had outstanding borrowings of $90.0 million and $110.0 million under our term loan facility and revolving facility, respectively. We had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $336.8 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the year ended December 31, 2023 were $0.5 million. The overall weighted average cost of debt is approximately 6.5% and net of a related cross-currency swap instrument is approximately 5.0%. Further details regarding the cross-currency swap instrument are discussed in Note 11.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The aggregate maturities of our outstanding debt, excluding unamortized debt issuance costs, as of December 31, 2023, are as follows:

2024	$6.4
2025	9.2
2026	185.0
2027	—
2028	—
Thereafter	—
Total aggregate maturities	$200.6
10.    Other Current Liabilities
Other current liabilities as of December 31 consisted of the following:

	2023	2022
Other current liabilities:
Taxes	$11.3	$11.1
Warranty reserve	7.4	7.8
Deferred revenue	7.9	6.6
Customer sales incentives	21.3	20.0
Freight	3.9	6.4
Restructuring	2.4	1.7
Operating leases	14.4	15.0
Miscellaneous accrued expenses	20.0	17.7
Total other current liabilities	$88.6	$86.3
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Balance Sheet Hedges
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction gain in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 31, 2023 and December 31, 2022, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $73.0 million and $83.7 million, respectively.
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
The Company manages its floating rate debt exposure using interest rate swaps. Fixed rate swaps are used to reduce the Company's risk of the possibility of increased interest costs. The Company entered into an aggregate $120.0 million notional amount of interest rate swaps effective December 1, 2022, that exchange a variable rate of interest for a fixed rate of interest of 4.076%. These interest rate swaps are designated as cash flow hedges. These swaps are scheduled to mature on December 1, 2026.
Fair Value Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of December 31, 2023, these cross-currency swaps included €75.0 million of total notional value. As of December 31, 2023, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €7.5 million. The scheduled maturity and principal payment of the loan and related interest payments of €82.5 million are due in April 2027.
Net Investment Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and a wholly owned European subsidiary. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiary against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of December 31, 2023, the cross-currency swaps included €75.0 million of total notional values. These swaps are scheduled to mature in April 2027.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The fair value of derivative instruments on our consolidated balance sheets as of December 31 consisted of the following:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	December 31, 2023	December 31, 2022	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current assets	0.8	0.8	Other current liabilities		—
Interest rate swaps	Other assets	—	—	Other liabilities	1.9	1.8
Derivatives designated as fair value hedges:
Cross-currency swaps	Other current assets	1.3	1.4	Other current liabilities		—
Cross-currency swaps	Other assets	—	0.8	Other liabilities	3.3	—
Derivatives designated as net investment hedges:
Cross-currency swaps	Other current assets	1.2	1.2	Other current liabilities		—
Cross-currency swaps	Other assets	—	0.5	Other liabilities	3.4	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(a)	Other current assets	—	0.1	Other current liabilities	1.6	0.3
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
As of December 31, 2023, we anticipate reclassifying approximately $3.0 million of gains from accumulated other comprehensive loss to net income during the next 12 months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The following tables include the amounts in the consolidated statements of income in which the effects of derivative instruments are recorded and the effects of derivative instruments activity on these line items for the years ended December 31, 2023 and December 31, 2022:

	2023		2022
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Derivatives designated as cash flow hedges:
Net sales	$1,243.6	$—	$1,092.2	$—
Interest expense, net	(13.5)	0.9	(7.1)	0.7
Net foreign currency transaction loss	0.3	—	(1.2)	4.7
Derivatives designated as fair value hedges:
Interest expense, net	(13.5)	1.1	(7.1)	0.9
Net foreign currency transaction loss (gain)	0.3	(1.9)	(1.2)	2.0
Derivatives designated as net investment hedges:
Interest expense, net	(13.5)	1.0	(7.1)	0.7
The effect of derivative instruments designated as hedges and derivative instruments not designated as hedges in our consolidated statements of income for the three years ended December 31 were as follows:

	2023	2022	2021
Derivatives designated as cash flow hedges:
Net gain (loss) recognized in other comprehensive (loss) income, net of tax(a)	$0.6	$3.1	$10.8
Net loss reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net sales	—	—	(0.3)
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest income	2.0	0.5	1.9
Net gain (loss) reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction losses	—	3.6	9.7
Derivatives designated as fair value hedges:
Net gain recognized in other comprehensive loss, net of tax	—	2.7	—
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	—	0.9	—
Derivatives designated as net investment hedges:
Net gain recognized in other comprehensive loss, net of tax	2.0	4.2	—
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	1.0	0.7	—
Derivatives not designated as hedging instruments:
Net gain (loss) recognized in income(b)	$1.7	$1.0	$2.5
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements as of December 31, 2023 were as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Cross-currency swaps	$2.5	$—	$2.5	$—
Interest rate swaps	0.8	—	0.8	—
Total assets	3.3	—	3.3	—
Liabilities:
Foreign currency forward exchange contracts	1.6	—	1.6	—
Cross-currency swaps	6.7	—	6.7	—
Interest rate swaps	1.9	—	1.9	—
Total liabilities	$10.2	$—	$10.2	$—
Our population of assets and liabilities subject to fair value measurements as of December 31, 2022 were as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency forward exchange contracts	$0.1	$—	$0.1	$—
Cross-currency swaps	3.9	—	3.9	—
Interest rate swaps	0.8	—	0.8	—
Total assets	4.8	—	4.8	—
Liabilities:
Foreign currency forward exchange contracts	0.3	—	0.3	—
Interest rate swaps	1.8	—	1.8	$—
Total liabilities	$2.1	$—	$2.1	$—
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
The fair value and carrying value of total debt, including current portion, was $198.2 million and $200.6 million, respectively, as of December 31, 2023. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.
13.    Retirement Benefit Plans
Substantially all U.S. employees are covered by various retirement benefit plans, including defined contribution savings plans and postretirement medical plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our plans was $16.6 million, $11.6 million and $14.8 million in 2023, 2022 and 2021, respectively.
We had a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) covering certain current and retired employees in the U.S. During 2015, the plan was amended to freeze benefits for all participants effective January 31, 2017. On February 15, 2017, the Board of Directors approved the termination of the U.S. Pension Plan, effective May 15, 2017. Participants who elected an immediate lump sum distribution were paid out in December 2017. Assets for participants who elected or are currently receiving annuity payments and those who have elected to defer their benefits were transferred to the annuity company, Pacific Life, in December 2017. Excess assets were transferred from the Tennant Company Pension Trust to the Tennant Company Retirement Savings Plan to deliver future discretionary benefits to plan participants. During 2022, all remaining excess assets were utilized, and none remained outstanding as of December 31, 2022.
We have a U.S. postretirement medical benefit plan (the “U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with us and age upon retirement.
Our defined contribution savings plan (“401(k) plan”) covers substantially all U.S. employees. Under this plan, we match up to 3% of the employee’s annual compensation in cash to be invested per their election. We also make a profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial performance and can be funded in the form of Tennant stock, cash or a combination of both. Expenses for the 401(k) plan were $10.5 million, $6.0 million and $8.7 million during 2023, 2022 and 2021, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
We expect to contribute less than $0.1 million to our U.S. Nonqualified Plan and $0.6 million to our U.S. Retiree Plan in 2024. We expect contributions to our U.K. Pension Plan, German Pension Plan, French Pension Plan and Italian Pension Plans to be $0.2 million in 2024.
Weighted-average asset allocations by asset category of the U.K. Pension Plan as of December 31, 2023 are as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment account held by pension plan(a)	$12.7	$—	$—	$12.7
Total	$12.7	$—	$—	$12.7
(a)This category is comprised of investments in insurance contracts.
Weighted-average asset allocations by asset category of the U.K. Pension Plan as of December 31, 2022 are as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment account held by pension plan(a)	$11.3	—	—	$11.3
Total	$11.3	$—	$—	$11.3
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
A reconciliation of the beginning and ending balances of the Level 3 investments of our U.K. Pension Plan during the years ended December 31 is as follows:

	2023	2022
Fair value at beginning of year	$11.3	$12.9
Purchases, sales, issuances and settlements, net	(0.3)	(0.3)
Net (loss) gain	1.1	0.1
Foreign currency	0.6	(1.4)
Fair value at end of year	$12.7	$11.3
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
Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	U.S. Nonqualified Plan		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2023	2022	2023	2022	2023	2022
Discount rate	5.07%	5.37%	4.26%	1.05%	5.06%	5.37%
Rate of compensation increase	—%	—%	3.00%	2.25%	—%	—%
Weighted-average assumptions used to determine net periodic benefit costs as of December 31 are as follows:

	U.S. Nonqualified Plan			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.37%	2.54%	2.06%	4.68%	1.55%	1.05%	5.37%	2.53%	2.07%
Expected long-term rate of return on plan assets	—%	—%	—%	6.10%	3.20%	2.70%	—%	—%	—%
Rate of compensation increase	—%	—%	—%	2.25%	1.50%	—%	—%	—%	—%
The discount rate is used to discount future benefit obligations back to today’s dollars. Our discount rates were determined based on high-quality fixed income investments. The resulting discount rates are consistent with the duration of plan liabilities. The Mercer Above Mean Yield Curve for high-quality corporate bonds is used in determining the discount rate for the U.S. Nonqualified Plan in 2023. The Mercer Yield Curve is used in determining the discount rate for the Non-U.S. Plans in 2023. Before 2019, the FTSE (formerly known as Citigroup) Above Median Spot rates for high-quality corporate bonds were used in determining the discount rate for the U.S. Plans. Before 2021, the iBoxx € Corporates AA 7-10 and iBoxx € Corporates AA 10+ Benchmark was used to determine the discount rate for the Italian Pension Plan. The expected return on assets assumption on the investment portfolios for the pension plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return.
The accumulated benefit obligations as of December 31 for all defined benefit plans are as follows:

	2023	2022
U.S. Nonqualified Plan	$0.9	$0.9
U.K. Pension Plan	6.2	6.5
German Pension Plan	1.0	0.7
French Pension Plan	0.4	0.5
Italian Pension Plan	2.5	2.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Information for our plans with an accumulated benefit obligation in excess of plan assets as of December 31 is as follows:

	2023	2022
Accumulated benefit obligation	$4.8	$4.5
Fair value of plan assets	—	—
As of December 31, 2023 and 2022, the U.S. Nonqualified, the German Pension, the French Pension and the Italian Pension Plans had an accumulated benefit obligation in excess of plan assets.
Information for our plans with a projected benefit obligation in excess of plan assets as of December 31 is as follows:

	2023	2022
Projected benefit obligation	$5.0	$4.7
Fair value of plan assets	—	—
As of December 31, 2023 and 2022, the U.S. Nonqualified, the German Pension, the French Pension and the Italian Pension Plans had a projected benefit obligation in excess of plan assets.
Assumed healthcare cost trend rates as of December 31 are as follows:

	2023	2022
Healthcare cost trend rate assumption for the next year Pre-65	8.00%	5.30%
Healthcare cost trend rate assumption for the next year Post-65	8.80%	5.80%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2047	2045

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans are as follows:

	U.S. Nonqualified Plan		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$0.9	$1.1	$10.3	$16.2	$5.4	$7.0
Plan combinations	—	—	—	1.0	—	—
Service cost	—	—	0.1	0.3	—	—
Interest cost	—	—	0.5	0.2	0.3	0.2
Actuarial (gain) loss	0.1	(0.1)	(0.3)	(5.1)	(0.7)	(1.1)
Foreign exchange	—	—	0.5	(1.6)	—	—
Settlement	—	—	—	—	—	—
Benefits paid	(0.1)	(0.1)	(0.7)	(0.7)	(0.4)	(0.7)
Benefit obligation at end of year	$0.9	$0.9	$10.4	$10.3	$4.6	$5.4
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$—	$—	$11.3	$12.9	$—	$—
Actual return on plan assets	—	—	1.1	0.1	—	—
Employer contributions	0.1	0.1	0.3	0.4	0.4	0.7
Foreign exchange	—	—	0.6	(1.4)	—	—
Settlement	—	—	—	—	—	—
Benefits paid	(0.1)	(0.1)	(0.6)	(0.7)	(0.4)	(0.7)
Fair value of plan assets at end of year	—	—	12.7	11.3	—	—
Funded status at end of year	$(0.9)	$(0.9)	$2.3	$1.0	$(4.6)	$(5.4)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent other assets	$—	$—	$6.5	$4.8	$—	$—
Current liabilities	(0.1)	(0.1)	(0.3)	(0.2)	(0.6)	(0.7)
Long-term liabilities	(0.8)	(0.8)	(3.9)	(3.6)	(4.0)	(4.7)
Net accrued liability	$(0.9)	$(0.9)	$2.3	$1.0	$(4.6)	$(5.4)
Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost	$—	$—	$(0.1)	$(0.1)	$—	$—
Net actuarial (loss) gain	(0.7)	(0.7)	3.6	2.8	1.8	1.3
Accumulated other comprehensive (loss) income	$(0.7)	$(0.7)	$3.5	$2.7	$1.8	$1.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The components of the net periodic benefit cost (credit) for the three years ended December 31 were as follows:

	U.S. Nonqualified Plan			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$0.1	$0.3	$—	$—	$—	$0.1
Interest cost	—	—	0.1	0.5	0.2	0.2	0.3	0.2	0.1
Expected return on plan assets	—	—	—	(0.7)	(0.4)	(0.4)	—	—	—
Amortization of net actuarial loss	0.1	0.1	—	(0.1)	—	0.1	(0.2)	—	—
Net periodic benefit cost (credit)	$0.1	$0.1	$0.1	$(0.2)	$0.1	$(0.1)	$0.1	$0.2	$0.2
The changes in accumulated other comprehensive loss for the three years ended December 31 were as follows:

	U.S. Nonqualified Plan			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Prior service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net actuarial (gain) loss	0.1	(0.1)	—	(0.9)	(5.0)	0.2	(0.7)	(1.1)	0.6
Amortization of net actuarial (loss) gain	(0.1)	(0.1)	—	0.1	—	(0.1)	0.2	—	—
Total recognized in other comprehensive (income) loss	$—	$(0.2)	$—	$(0.8)	$(5.0)	$0.1	$(0.5)	$(1.1)	$0.6
Total recognized in net benefit (credit) cost and other comprehensive (income) loss	$0.1	$(0.1)	$0.1	$(1.0)	$(4.9)	$—	$(0.4)	$(0.9)	$0.8
The following benefit payments, which reflect expected future service, are expected to be paid:

	U.S. Nonqualified Plan	Non-U.S. Pension Benefits	Postretirement Medical Benefits
2024	$0.1	$0.6	$0.6
2025	0.1	0.6	0.5
2026	0.1	0.6	0.5
2027	0.1	0.6	0.5
2028	0.1	0.6	0.5
2028 to 2031	0.3	3.7	2.0
Total	$0.8	$6.7	$4.6

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
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Medical Benefits	Derivative Financial Instruments	Total
December 31, 2021	$(36.0)	$(2.1)	$0.2	$(37.9)
Other comprehensive (loss) income before reclassifications	(17.2)	4.8	5.8	(6.6)
Amounts reclassified from accumulated other comprehensive loss	(0.7)	—	(5.0)	(5.7)
Net current period other comprehensive (loss) income	(17.9)	4.8	0.8	(12.3)
December 31, 2022	$(53.9)	$2.7	$1.0	$(50.2)
Other comprehensive (loss) income before reclassifications	9.3	1.0	0.6	10.9
Amounts reclassified from accumulated other comprehensive loss	(1.0)	—	(2.0)	(3.0)
Net current period other comprehensive (loss) income	8.3	1.0	(1.4)	7.9
December 31, 2023	$(45.6)	$3.7	$(0.4)	$(42.3)
Accumulated other comprehensive loss associated with pension and postretirement benefits and cash flow hedges is included in Notes 13 and 11, respectively.
Repurchase of Common Stock
On October 31, 2016, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. During the year ended December 31, 2023, the Company paid $21.7 million to repurchase 290,920 shares of its common stock at an average price of $74.57 per share. As of December 31, 2023, 821,413 shares were available to be repurchased. The Company paid $5.0 million to repurchase 79,756 share repurchases during the year ended December 31, 2022.
15.    Leases
We lease facilities, vehicles and equipment under the operating lease agreements, which include both monthly and longer-term arrangements.
Certain operating leases for vehicles contain residual value guarantee provisions, which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of December 31, 2023, of those leases that contain residual value guarantees, the aggregate residual value at lease expiration was $14.6 million, of which we have guaranteed $8.1 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The lease assets and liabilities as of December 31 are as follows:

Leases	Classification	2023	2022
Assets
Operating lease assets	Operating lease assets	$41.7	$31.8
Finance lease assets	Property, plant and equipment(a)	0.6	0.2
Total leased assets		$42.3	$32.0
Liabilities
Current:
Operating	Other current liabilities	$14.4	$15.0
Finance	Current portion of long-term debt	0.1	—
Noncurrent:
Operating	Long-term operating lease liabilities	27.4	17.1
Finance	Long-term debt	0.5	0.1
Total lease liabilities		$42.4	$32.2

(a)	Finance lease assets are recorded net of accumulated amortization of $0.1 million and less than $0.1 million as of December 31, 2023 and December 31, 2022, respectively.
The lease cost for the three years ended December 31 was as follows:

Lease Cost	2023	2022	2021
Operating lease cost(a)	$28.9	$26.2	$26.6
Finance lease cost(b)	0.1	0.1	0.1
Total lease cost	$29.0	$26.3	$26.7

(a)	Includes short-term lease costs of $5.9 million and $4.8 million and variable lease costs of $4.2 million and $3.3 million for the years ended December 31, 2023 and December 31, 2022, respectively.

(b)	Includes amortization of leased assets and interest on lease liabilities.
The maturity of lease liabilities as of December 31, 2023 was as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2024	$16.0	$0.2	$16.2
2025	11.6	0.2	11.8
2026	8.2	0.1	8.3
2027	4.6	0.1	4.7
2028	3.3	0.1	3.4
Thereafter	3.0	—	3.0
Total lease payments	$46.7	$0.7	$47.4
Less: Interest	(4.9)	(0.1)	(5.0)
Present value of lease liabilities	$41.8	$0.6	$42.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The lease term and discount rate as of December 31 were as follows:

Lease Term and Discount Rate	2023	2022
Weighted-average remaining lease term (years):
Operating leases	3.8	2.9
Finance leases	4.7	4.1
Weighted-average discount rate:
Operating leases	6.0%	3.9%
Finance leases	6.0%	2.5%
Other information related to cash paid related to lease liabilities and lease assets obtained for the years ended December 31 was as follows:

Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18.9	$18.2
Financing cash flows from finance leases	0.1	0.1
Lease assets obtained in exchange for new finance lease liabilities	0.7	0.3
Lease assets obtained in exchange for new operating lease liabilities	18.8	11.4
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
17.    Income Taxes
Income before income taxes for the three years ended December 31 was as follows:

	2023	2022	2021
U.S. operations	$94.2	$58.9	$47.5
Foreign operations	29.6	20.6	26.6
Total	$123.8	$79.5	$74.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Income tax expense (benefit) for the three years ended December 31 was as follows:

	2023	2022	2021
Current:
Federal	$28.7	$17.1	$11.1
Foreign	8.5	7.9	11.2
State	4.0	3.8	1.9
Total current	$41.2	$28.8	$24.2
Deferred:
Federal	$(8.7)	$(6.3)	$0.6
Foreign	(17.3)	(8.5)	(15.5)
State	(0.9)	(0.8)	(0.1)
Total deferred	$(26.9)	$(15.6)	$(15.0)
Total:
Federal	$20.0	$10.8	$11.7
Foreign	(8.8)	(0.6)	(4.3)
State	3.1	3.0	1.8
Total income tax expense	$14.3	$13.2	$9.2
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $102.5 million of undistributed earnings from foreign subsidiaries to the United States as those earnings continue to be permanently reinvested.
In December 2021, the Organization for Economic Cooperation and Development (OECD), which is an international public policy setting organization comprised of member countries including the U.S., published a proposal for the establishment of a global minimum tax rate of 15% (the "Pillar Two rule"). The OECD has recommended that the Pillar Two rule become effective for fiscal years beginning on or after January 1, 2024. To date member states are in various stages of implementing the rules through local legislation and the OECD continues to refine technical guidance. We are closely monitoring developments of the Pillar Two rule and are currently evaluating the potential effect in each of the countries we operate in. We do not expect this rule to have a material impact on our consolidated financial statements.
Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31 as follows:

	2023	2022	2021
Tax at statutory rate	21.0%	21.0%	21.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	2.4	2.4	2.2
Effect of foreign operations	(10.9)	(4.9)	(6.3)
Effect of changes in valuation allowances	(0.2)	(1.2)	(4.5)
Excess tax benefits on share-based compensation	1.0	1.1	1.8
Share-based payments	0.1	(0.4)	(0.9)
Research and development credit	(1.3)	(1.5)	(1.4)
Other, net	(0.5)	0.1	0.6
Effective income tax rate	11.6%	16.6%	12.5%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The effect of foreign operations line item includes (12.0%) and (7.2%) benefits for 2023 and 2022, respectively, associated with reductions to deferred tax liabilities on undistributed foreign earnings as those cumulative earnings were reduced by current year statutory book losses.
Deferred tax assets and liabilities were comprised of the following as of December 31:

	2023	2022
Deferred tax assets:
Inventory	$3.8	$4.1
Compensation and employee benefits	13.2	11.4
Warranty reserves	2.4	2.3
Allowance for doubtful accounts and deferred revenue	2.7	2.3
Operating lease liabilities	9.0	5.9
Tax loss carryforwards	6.9	8.0
Tax credit carryforwards	3.7	3.6
Capitalized research and development costs	12.3	6.6
Goodwill and intangible assets	4.5	—
Other	1.2	(0.9)
Gross deferred tax assets	$59.7	$43.3
Less: valuation allowance	(3.2)	(3.3)
Total net deferred tax assets	$56.5	$40.0
Deferred tax liabilities:
Operating lease assets	$9.5	$6.1
Fixed assets	9.5	11.2
Goodwill and intangible assets	—	13.8
Total deferred tax liabilities	$19.0	$31.1
Net deferred tax assets	$37.5	$8.9
Tax credit carryforwards consist of $3.0 million of U.S. federal and state tax credits and $1.3 million of Netherlands tax credits. We have non-U.S. cumulative tax losses of $26.0 million in various countries ($6.9 million tax effected). Cumulative losses can be used to offset the income tax liabilities on future income in these countries. Of these losses, $26.0 million have unlimited carryforward periods. Less than $0.1 million of these losses have a limited carryforward period.
The valuation allowance as of December 31, 2023 principally applies to tax credit carryforwards in the Netherlands and certain U.S. states which, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense. As of December 31, 2023, we believe it is more likely than not that the remainder of our deferred tax assets are realizable. We recorded a net valuation allowance release in 2023 of $0.1 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. The net decrease in the valuation allowance was primarily driven by a change in judgment regarding the expected utilization of tax credit carryovers in the U.S. and the Netherlands.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022
Beginning balance	$4.2	$4.7
(Decreases) as a result of tax positions taken during a prior period	—	(0.1)
Increases as a result of tax positions taken during the current year	1.2	0.8
Decreases relating to settlement with tax authorities	(0.2)	—
Decreases as a result of a lapse of the applicable statute of limitations	(1.1)	(1.0)
Decreases as a result of foreign currency fluctuations	—	(0.2)
Ending balance	$4.1	$4.2
Included in the balance of unrecognized tax benefits as of December 31, 2023 and 2022 are potential benefits of $3.7 million and $3.9 million, respectively, that if recognized, would affect the effective tax rate.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the liability of $4.1 million and $4.2 million for unrecognized tax benefits as of December 31, 2023 and 2022, there was approximately $0.5 million and $0.6 million, respectively, for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.
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
As of December 31, 2023, there were 1,111,646 shares reserved for issuance under the 2007 Plan, the 2010 Plan and the 2017 Plan for outstanding compensation awards. There were 975,475 shares available for issuance under the 2020 Plan for current and future equity awards as of December 31, 2023. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.
We recognized total share-based compensation expense of $11.6 million, $7.8 million and $9.5 million, respectively, during the years ended 2023, 2022 and 2021. The total excess tax benefit recognized for share-based compensation arrangements during the years ended 2023, 2022 and 2021 was $0.1 million, $0.3 million and $0.7 million, respectively.
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
The following table illustrates the valuation assumptions used for the 2023, 2022 and 2021 grants:

	2023	2022	2021
Expected volatility	35%	34%	34 - 35%
Weighted-average expected volatility	35%	34%	35%
Expected dividend yield	1.6%	1.2%	1.3 - 1.4%
Weighted-average expected dividend yield	1.6%	1.2%	1.4%
Expected term, in years	5	5	5
Risk-free interest rate	4.2 - 4.2%	1.9 - 1.9%	0.8 - 0.9%
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
The following table summarizes the activity during the year ended December 31, 2023 for stock option awards:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	931,843	$66.97
Granted	60,492	72.88
Exercised	(338,787)	61.17
Forfeited	(10,667)	75.76
Expired	(450)	71.70
Outstanding at end of year	642,431	$70.43
Exercisable at end of year	534,335	$69.33
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $24.21, $23.45 and $22.01, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $5.9 million, $0.4 million and $3.9 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2023 was $14.3 million and $12.5 million, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2023 was 5.1 years and 4.3 years, respectively. As of December 31, 2023, there was unrecognized compensation cost for nonvested options of $1.5 million, which is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Share Awards
Restricted share awards for employees generally have a three year vesting period from the effective date of the grant. Restricted share awards to non-employee directors vest upon a change of control or upon termination of service as a director occurring at least six months after grant date of the award so long as termination is for one of the following reasons: death; disability; retirement in accordance with Tennant policy (e.g., age, term limits, etc.); resignation at request of Board (other than for gross misconduct); resignation following at least six months’ advance notice; failure to be renominated (unless due to unwillingness to serve) or reelected by shareholders; or removal by shareholders. We use the closing share price the day before the grant date to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
determine the fair value of our restricted share awards. Expenses for these awards are recognized over the vesting period.
The following table summarizes the activity during the year ended December 31, 2023 for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	75,412	$62.94
Granted	20,094	72.88
Vested	(5,667)	78.57
Forfeited	(4,873)	76.48
Nonvested at end of year	84,966	$63.48
The total fair value of restricted shares vested during the years ended December 31, 2023, 2022 and 2021 was $0.4 million, $1.7 million and $1.2 million, respectively. As of December 31, 2023, there was $1.5 million of total unrecognized compensation cost related to nonvested restricted shares which is expected to be recognized over a weighted-average period of 1.7 years.
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
The following table summarizes the activity during the year ended December 31, 2023 for nonvested performance share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	134,763	$78.29
Granted	67,396	73.12
Vested	(32,130)	77.27
Forfeited	(16,881)	76.45
Nonvested at end of year	153,148	$76.44
During the year ended December 31, 2022, 43,198 performance shares vested. There were 43,621 performance shares vested during the year ended December 31, 2021. As of December 31, 2023, we expect to recognize $7.8 million of total compensation costs over a weighted-average period of 1.8 years.
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
The following table summarizes the activity during the year ended December 31, 2023 for nonvested restricted stock units:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	114,704	$73.55
Granted	59,034	77.59
Vested	(38,303)	78.54
Forfeited	(6,216)	74.15
Nonvested at end of year	129,219	$73.89
The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was $3.0 million, $0.5 million and $3.2 million, respectively. As of December 31, 2023, there was $3.8 million of total unrecognized compensation cost related to nonvested shares which is expected to be recognized over a weighted-average period of 1.5 years.
Share-Based Liabilities
As of December 31, 2023 and 2022, we had $0.4 million and $0.3 million in total share-based liabilities recorded on our consolidated balance sheets, respectively.
19.    Income Attributable to Tennant Company Per Share
The computations of basic and diluted earnings attributable to Tennant Company per share for the years ended December 31 were as follows:

	2023	2022	2021
Numerator:
Net income	$109.5	$66.3	$64.9
Denominator:
Basic - weighted average shares outstanding	18,509,523	18,494,356	18,499,674
Effect of dilutive securities	274,110	202,899	349,543
Diluted - weighted average shares outstanding	18,783,633	18,697,255	18,849,217
Basic earnings per share	$5.92	$3.58	$3.51
Diluted earnings per share	$5.83	$3.55	$3.44
Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 249,690, 649,054 and 171,273 shares of common stock during 2023, 2022 and 2021, respectively. These exclusions were made if the exercise prices of these options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted shares outstanding in the options or if we have a net loss, as these effects are anti-dilutive.

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
The following table presents net sales by geographic area for the three years ended December 31:

	2023	2022	2021
Net Sales:
United States	$726.8	$618.8	$566.4
Other Americas	113.5	87.1	91.9
Americas	840.3	705.9	658.3
Europe, Middle East, Africa	314.4	301.6	331.9
Asia Pacific	88.9	84.7	100.6
Total	$1,243.6	$1,092.2	$1,090.8
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
The following table presents long-lived assets by geographic area as of December 31:

	2023	2022	2021
Long-lived assets:
United States	$104.2	$105.9	$106.6
Other Americas	31.9	26.4	18.8
Americas	136.1	132.3	125.4
Italy	218.0	223.5	280.4
Other Europe, Middle East, Africa	75.6	69.6	36.2
Europe, Middle East, Africa	293.6	293.1	316.6
Asia Pacific	30.4	32.1	35.8
Total	$460.1	$457.5	$477.8
Long-lived assets consist of property, plant and equipment, goodwill, intangible assets and certain other assets. Apart from the United States and Italy shown in the table above, there are no other individual foreign locations which have long-lived assets which represent more than 10% of our consolidated long-lived assets.
21.    Subsequent Events
On February 21, 2024, we entered into an agreement to acquire a non-controlling preferred equity share investment in Brain Corp., a privately held autonomous technology company in San Diego, California. The investment will drive the development and adoption of the next generation of robotic and AI technologies. The purchase of the investment was completed on February 21, 2024 for $32.1 million. The Company is currently evaluating the accounting treatment and financial statement impact of the investment.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A – Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
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
Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that our internal control over financial reporting was effective as of December 31, 2023.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 and has issued a report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company's internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B – Other Information
On November 20, 2023, Donal L. Mulligan, Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,358 shares of the Company’s common stock until April 30, 2025.
ITEM 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance
Information required under this item with respect to directors is contained in the section entitled “Board of Directors” as part of our 2024 Proxy Statement and is incorporated herein by reference. See also Item 1, Information About Our Executive Officers in Part I hereof.
Code of Conduct
We have adopted the Tennant Company Code of Conduct, which applies to all of our employees, directors, consultants, agents and anyone else acting on our behalf. The Code of Conduct includes particular provisions applicable to our senior financial management, which includes our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other employees performing similar functions. A copy of our Code of Conduct is available on the Investor Relations website at investors.tennantco.com. We intend to post on our website any amendment to, or waiver from, a provision of our Code of Conduct that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Chief Accounting Officer and other persons performing similar functions promptly following the date of such amendment or waiver. In addition, we have also posted copies of our Corporate Governance Principles and the Charters for our Audit, Compensation, Governance and Executive Committees on our website.
ITEM 11 – Executive Compensation
Information required under this item is contained in the sections entitled “Director Compensation," “Executive Compensation Information” and "Pay Ratio" as part of our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required under this item is contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" as part of our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13 – Certain Relationships and Related Transactions, and Director Independence
Information required under this item is contained in the sections entitled “Director Independence” and “Related-Person Transaction Approval Policy” as part of our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14 – Principal Accountant Fees and Services
Information required under this item is contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firm” as part of our 2024 Proxy Statement and is incorporated herein by reference.

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
2.Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

(In millions)	2023	2022	2021
Allowance for doubtful accounts:
Balance at beginning of year	$6.1	$5.3	$4.6
Charged to costs and expenses	4.4	1.9	1.5
Reclassification	—	—	—
Charged to other accounts(a)	—	0.1	0.3
Deductions(b)	(3.3)	(1.2)	(1.1)
Balance at end of year	$7.2	$6.1	$5.3
Sales returns reserve:
Balance at beginning of year	$1.4	$1.0	$1.0
Charged to costs and expenses	2.0	0.9	0.1
Deductions(b)	(1.5)	(0.5)	(0.1)
Balance at end of year	$1.9	$1.4	$1.0
Allowance for excess and obsolete inventories:
Balance at beginning of year	$14.2	$14.3	$13.6
Charged to costs and expenses	8.9	0.5	1.7
Charged to other accounts(a)	0.1	0.2	(0.3)
Deductions(c)	(6.0)	(0.8)	(0.7)
Balance at end of year	$17.2	$14.2	$14.3
Valuation allowance for deferred tax assets:
Balance at beginning of year	$3.3	$4.8	$7.5
Charged to costs and expenses	(0.3)	(1.4)	(2.6)
Charged to other accounts(a)	0.2	(0.1)	(0.1)
Balance at end of year	$3.2	$3.3	$4.8
Warranty reserve:
Balance at beginning of year	$10.9	$10.4	$11.1
Charged to costs and expenses	12.2	9.9	8.5
Charged to other accounts(a)	(0.1)	(0.1)	(0.2)
Deductions(d)	(11.8)	(9.3)	(9.0)
Balance at end of year	$11.2	$10.9	$10.4

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
3.    Exhibits

Item #	Description	Method of Filing
3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s Form 10-Q for the quarter ended June 30, 2006.
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 13, 2023.
3.3	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's Form 10-Q for the quarter ended March 31, 2018.
4.1	Description of Securities	Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 2022.
10.1	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2009, as amended*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.2	Form of Amended and Restated Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.3	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
10.4	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.5	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.6	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.7	Amended and Restated 2010 Stock Incentive Plan, as Amended*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.8	2017 Stock Incentive Plan*	Incorporated by reference to Appendix A on the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders filed March 15, 2017.
10.9	Form of Tennant Company 2017 Stock Incentive Plan Non-Statutory Stock Option Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.10	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.11	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.12	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 2017.

10.13	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2018.
10.14	Tennant Company Executive Officer Cash Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 20, 2018.
10.15	Tennant Company Executive Officer Severance Plan and Summary Plan Description*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 10, 2018.
10.16	Tennant Company 2020 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.17	Form of Tennant Company 2020 Stock Incentive Plan Non-Statutory Stock Option Agreement*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.18	Form of Tennant Company 2020 Stock Incentive Plan Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.19	Form of Tennant Company 2020 Stock Incentive Plan Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.20	Form of Tennant Company 2020 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.21	Form of Tennant Company 2020 Stock Incentive Plan Performance Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.22	Form of Tennant Company 2020 Stock Incentive Plan Special Performance Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.23	Amendment to Employment Agreement with David Huml*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2021.
10.24	Non-Statutory Stock Option Agreement (Inducement Grant), between Fay West and Tennant Company, dated May 7, 2021*	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 10, 2021.
10.25	Restricted Stock Agreement (Inducement Grant), between Fay West and Tennant Company, dated May 7, 2021*	Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on May 10, 2021.
10.26	Restricted Stock Unit Agreement (Performance Based Inducement Grant), between Fay West and Tennant Company, dated May 7, 2021*	Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on May 10, 2021.
10.27	Restricted Stock Unit Agreement (Inducement Grant), between Fay West and Tennant Company, dated May 7, 2021*	Incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on May 10, 2021.
10.28	Credit Agreement, dated April 5, 2021	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2021.
10.29	Offer Letter with Fay West commencing April 15, 2021*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2021.
10.30	Amendment No. 1 to Credit Agreement, dated as of November 10, 2022	Incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on November 17, 2022.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith electronically.
24.1	Powers of Attorney	Included on signature page.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.
97	Compensation Recoupment Policy	Filed herewith electronically.
101	The following financial information from Tennant Company’s annual report on Form 10-K for the period ended December 31, 2023, filed with the SEC on February 22, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021, (iii) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, (v) the Consolidated Statements of Equity for the years ended December 31, 2023, 2022, and 2021, and (vi) Notes to the Consolidated Financial Statements.	Filed herewith electronically.
104	Inline Extensible Business Reporting language (iXBRL) for the cover page of this Annual Report on Form 10-K, included in Exhibit 101	Filed herewith electronically.
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

ITEM 16 – Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY
By	/s/ David W. Huml
David W. Huml
President, CEO and
Board of Directors
Date	February 22, 2024
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

By	/s/ David W. Huml	By	/s/ Timothy R. Morse
	David W. Huml		Timothy R. Morse
	President, CEO and Board of Directors		Board of Directors
Date	February 22, 2024	Date	February 22, 2024

By	/s/ Fay West	By	/s/ Donal L. Mulligan
	Fay West		Donal L. Mulligan
	Chief Financial Officer and Principal Accounting Officer		Board of Directors
Date	February 22, 2024	Date	February 22, 2024

By	/s/ Azita Arvani	By	/s/ Steven A. Sonnenberg
	Azita Arvani		Steven A. Sonnenberg
	Board of Directors		Board of Directors
Date	February 22, 2024	Date	February 22, 2024

By	/s/ Andrew P. Hider	By	/s/ Maria C. Green
	Andrew P. Hider		Maria C. Green
	Board of Directors		Board of Directors
Date	February 22, 2024	Date	February 22, 2024

By	/s/ Carol S. Eicher	By	/s/ David Windley
	Carol S. Eicher		David Windley
	Board of Directors		Board of Directors
Date	February 22, 2024	Date	February 22, 2024

HIDDEN IXBRL