Form 10-Q
period 2024-03-31
TENNANT CO
filed 2024-05-03
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of April 26, 2024, there were 19,007,460 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
TENNANT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share data)	Three Months Ended March 31,
	2024	2023
Net sales	$311.0	$305.8
Cost of sales	173.5	180.3
Gross profit	137.5	125.5
Selling and administrative expense	89.9	81.7
Research and development expense	10.1	7.9
Operating income	37.5	35.9
Interest expense, net	(2.3)	(3.7)
Net foreign currency transaction loss	(0.2)	(0.1)
Other income (expense), net	0.1	(0.1)
Income before income taxes	35.1	32.0
Income tax expense	6.7	7.7
Net income	$28.4	$24.3

Net income per share
Basic	$1.52	$1.32
Diluted	$1.49	$1.30

Weighted average shares outstanding
Basic	18,665,570	18,449,430
Diluted	19,077,767	18,682,268

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In millions)	Three Months Ended March 31,
	2024	2023
Net income	$28.4	$24.3
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of related tax (expense) benefit of $(0.2) and $0.1, respectively)	(8.2)	5.3
Derivative financial instruments (net of related tax (expense) benefit of $(0.3), $0.2, respectively)	1.0	(0.6)
Total other comprehensive (loss) income, net of tax	(7.2)	4.7

Comprehensive income	$21.2	$29.0
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except shares and per share data)	March 31, 2024	December 31, 2023
ASSETS
Cash, cash equivalents, and restricted cash	$88.8	$117.1
Receivables, less allowances of $7.1 and $7.2, respectively	257.3	247.6
Inventories	181.4	175.9
Prepaid and other current assets	33.6	28.5
Total current assets	561.1	569.1
Property, plant and equipment, less accumulated depreciation of $307.4 and $304.0, respectively	184.7	187.7
Operating lease assets	40.4	41.7
Goodwill	192.2	187.4
Intangible assets, net	72.3	63.1
Other assets	101.0	64.4
Total assets	$1,151.7	$1,113.4
LIABILITIES AND EQUITY
Current portion of long-term debt	$7.2	$6.4
Accounts payable	124.9	111.4
Employee compensation and benefits	46.7	67.3
Other current liabilities	81.6	88.6
Total current liabilities	260.4	273.7
Long-term debt	207.4	194.2
Long-term operating lease liabilities	27.1	27.4
Employee benefits	13.7	13.3
Deferred income taxes	8.4	5.0
Other liabilities	18.8	21.5
Total long-term liabilities	275.4	261.4
Total liabilities	$535.8	$535.1
Commitments and contingencies (Note 12)
Common Stock, $0.375 par value; 60,000,000 shares authorized; 19,006,838 and 18,631,384 shares issued and outstanding, respectively	7.1	7.0
Additional paid-in capital	86.5	64.9
Retained earnings	570.5	547.4
Accumulated other comprehensive loss	(49.5)	(42.3)
Total Tennant Company shareholders' equity	614.6	577.0
Noncontrolling interest	1.3	1.3
Total equity	615.9	578.3
Total liabilities and total equity	$1,151.7	$1,113.4
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$28.4	$24.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9.6	8.3
Amortization expense	3.9	3.9
Deferred income tax benefit	(1.0)	(2.0)
Share-based compensation expense	3.2	1.2
Bad debt and returns expense	0.3	1.0
Other, net	0.1	0.2
Changes in operating assets and liabilities:
Receivables	(10.1)	(2.5)
Inventories	(9.2)	(1.5)
Accounts payable	13.9	(6.6)
Employee compensation and benefits	(20.3)	0.5
Other assets and liabilities	(15.9)	4.3
Net cash provided by operating activities	2.9	31.1
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3.0)	(6.8)
Purchase of investment	(32.1)	—
Payments made in connection with business acquisition, net of cash acquired	(25.5)	—
Investment in leased assets	(0.2)	(0.2)
Cash received from leased assets	0.2	0.2
Net cash used in investing activities	(60.6)	(6.8)
FINANCING ACTIVITIES
Proceeds from borrowings	40.0	20.0
Repayments of borrowings	(26.2)	(21.4)
Change in finance lease obligations	—	0.2
Proceeds from exercise of stock options, net of employee tax withholdings obligations	19.5	0.8
Repurchases of common stock	(1.1)	(5.0)
Dividends paid	(5.3)	(4.9)
Net cash provided by (used) in financing activities	26.9	(10.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.5	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(28.3)	14.0
Cash, cash equivalents and restricted cash at beginning of period	117.1	77.4
Cash, cash equivalents and restricted cash at end of period	$88.8	$91.4

SUPPLEMENTAL CASH FLOW INFORMATION	Three Months Ended March 31,
(In millions)	2024	2023
Cash paid for income taxes	$1.6	$0.8
Cash paid for interest	4.5	4.5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4.7	4.6
Lease assets obtained in exchange for new operating lease liabilities	3.8	4.6
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	2.1	1.5
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	18,631,384	$7.0	$64.9	$547.4	$(42.3)	$577.0	$1.3	$578.3
Net income		—	—	28.4	—	28.4	—	28.4
Other comprehensive income		—	—	—	(7.2)	(7.2)	—	(7.2)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 27,808 shares	388,179	0.1	19.5	—	—	19.6	—	19.6
Share-based compensation		—	3.2	—	—	3.2	—	3.2
Repurchases of common stock	(12,725)	—	(1.1)	—	—	(1.1)	—	(1.1)
Dividends paid $0.28 per common share		—	—	(5.3)	—	(5.3)	—	(5.3)
Balance, March 31, 2024	19,006,838	$7.1	$86.5	$570.5	$(49.5)	$614.6	$1.3	$615.9

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	18,521,485	$7.0	$56.0	$458.0	$(50.2)	$470.8	$1.3	$472.1
Net income		—	—	24.3	—	24.3	—	24.3
Other comprehensive loss		—	—	—	4.7	4.7	—	4.7
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 18,468 shares	93,073	—	0.8	—	—	0.8	—	0.8
Share-based compensation		—	1.2	—	—	1.2	—	1.2
Repuchases of common stock	(73,525)	—	(5.0)	—	—	(5.0)	—	(5.0)
Dividends paid $0.265 per common share		—	—	(4.9)	—	(4.9)	—	(4.9)
Balance, March 31, 2023	18,541,033	$7.0	$53.0	$477.4	$(45.5)	$491.9	$1.3	$493.2
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
These statements should be read in conjunction with the consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2023. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
2.    Newly Adopted Accounting Pronouncements
There are no newly adopted accounting pronouncements during the three months ended March 31, 2024 that impacted the Company.
3.    Revenue
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:
Net sales by geographic area

	Three Months Ended March 31,
	2024	2023
Americas	$215.6	$204.4
Europe, Middle East and Africa	76.8	82.1
Asia Pacific	18.6	19.3
Total	$311.0	$305.8
Net sales are attributed to each geographic area based on the end-user country and are net of intercompany sales.

Net sales by groups of similar products and services

	Three Months Ended March 31,
	2024	2023
Equipment	$189.8	$186.4
Parts and consumables	70.6	73.4
Service and other	50.6	46.0
Total	$311.0	$305.8
Net sales by sales channel

	Three Months Ended March 31,
	2024	2023
Sales direct to consumer	$221.4	$205.1
Sales to distributors	89.6	100.7
Total	$311.0	$305.8
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
The change in our sales incentive accrual balance was as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$21.2	$20.0
Additions to sales incentive accrual	6.3	6.6
Contract payments	(11.3)	(11.3)
Foreign currency fluctuations	(0.4)	0.1
Ending balance	$15.8	$15.4
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
The change in the deferred revenue balance was as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$10.3	$9.3
Increase in deferred revenue representing our obligation to satisfy future performance obligations	5.0	5.5
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(4.3)	(4.7)
Foreign currency fluctuations	(0.1)	0.1
Ending balance	$10.9	$10.2
At March 31, 2024, $7.1 million and $3.8 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2024	$6.6
2025	2.1
2026	1.3
2027	0.6
2028	0.2
Thereafter	0.1
Total	$10.9
At December 31, 2023, $7.9 million and $2.4 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.
4.    Management Actions
Restructuring Actions
During the three months ended March 31, 2024 and March 31, 2023, we incurred no restructuring expenses as part of our ongoing global reorganization efforts.
A reconciliation of the beginning and ending liability balances for severance-related costs is as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$2.4	$1.7
New charges	—	—
Cash payments	(0.4)	(0.5)
Foreign currency fluctuations	(0.1)	—
Adjustments to accrual	—	—
Ending balance	$1.9	$1.2

5.    Acquisitions
On February 29, 2024, we acquired 100% of M&F Management and Financing GmbH ("M&F"), the parent company of TCS EMEA GmbH ("TCS"), as we seek to accelerate growth in the EMEA region.
Based in Austria, TCS was Tennant Company's largest Central and Eastern Europe distributor. The acquisition gives Tennant a knowledgeable and experienced sales force and an established direct channel into countries including Romania, Hungary, Czech Republic, and Slovakia, along with an expanded network in Austria, Switzerland, Poland, and other nations in the region, as well as the Middle East and Africa.
Our consolidated financial results for the three months ended March 31, 2024 include $2.1 million of revenue and immaterial net income related to TCS. The proforma impact of this acquisition is immaterial to our operations.
The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition. The preliminary purchase price allocation is subject to further refinement and may require adjustments to arrive at the final purchase price allocation. These changes will primarily relate to the fair value of intangible assets and impacts associated with income taxes. Such finalization may result in material changes from the preliminary purchase price allocation.
The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Components of purchase price:
Cash paid	$30.8
Settlement of preexisting transactions	3.9
Total purchase price	34.7

ASSETS
Cash	5.3
Other current assets	8.0
Intangible assets subject to amortization
Customer lists	13.6
Backlog	0.6
Other assets	5.3
Total identifiable assets acquired	32.8
LIABILITIES
Current liabilities	(1.5)
Long-term liabilities	(5.0)
Total identifiable liabilities assumed	(6.5)
Net assets acquired	26.3

Goodwill	$8.4
The total purchase price was paid on the acquisition date of February 29, 2024. Included in the transaction is cash paid of $30.8 million and the settlement of $3.9 million of preexisting transactions.
The goodwill is not expected to be deductible for income tax purposes. The expected lives of the acquired intangible assets is 3 months and 10 years for backlog and customer lists, respectively, and are being amortized on a straight-line basis.

6.    Inventories
Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	March 31, 2024	December 31, 2023
Inventories carried at LIFO:
Finished goods(a)	$75.4	$74.7
Raw materials and work-in-process	37.1	38.5
Excess of FIFO over LIFO cost(b)	(47.5)	(47.7)
Total LIFO inventories	$65.0	$65.5

Inventories carried at FIFO:
Finished goods(a)	$56.9	$52.8
Raw materials and work-in-process	59.5	57.6
Total FIFO inventories	$116.4	$110.4
Total inventories	$181.4	$175.9
(a)Finished goods include machines, parts and consumables and component parts that are used in our products.
(b)The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

7.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2023	$220.7	$(33.3)	$187.4
Additions	8.4	—	8.4
Foreign currency fluctuations	(3.9)	0.3	(3.6)
Balance as of March 31, 2024	$225.2	$(33.0)	$192.2

The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of March 31, 2024
Original cost	$161.7	$28.7	$16.1	$206.5
Accumulated amortization	(101.5)	(19.5)	(13.2)	(134.2)
Carrying value	$60.2	$9.2	$2.9	$72.3
Weighted average original life (in years)	14	10	12

Balance as of December 31, 2023
Original cost	$150.6	$29.3	$16.3	$196.2
Accumulated amortization	(100.8)	(19.2)	(13.1)	(133.1)
Carrying value	$49.8	$10.1	$3.2	$63.1
Weighted average original life (in years)	15	11	11
The additions to Goodwill recorded during the first quarter of 2024 were related to our acquisition of TCS, as described further in Note 5.
As part of our acquisition of TCS, we acquired customer lists and backlog with a combined preliminary fair value of $14.2 million. Further details regarding the preliminary purchase price allocation of TCS are described further in Note 5.
Amortization expense on intangible assets for the three months ended March 31, 2024 and March 31, 2023 was $3.9 million.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2024	$11.2
2025	13.1
2026	11.9
2027	8.6
2028	6.9
Thereafter	20.6
Total	$72.3

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

Debt Outstanding
Debt outstanding consisted of the following:

	March 31, 2024	December 31, 2023
Credit facility borrowings:
Revolving credit facility borrowings	$125.0	$110.0
Term loan facility borrowings	88.8	90.0
Finance lease liabilities	0.8	0.6
Total debt	214.6	200.6
Less: current portion of long-term debt(a)	(7.2)	(6.4)
Long-term debt	$207.4	$194.2
(a)As of March 31, 2024, the Company is required to repay $6.9 million in outstanding credit facility borrowings and $0.3 million of finance lease liabilities over the next 12 months.
As of March 31, 2024, we had outstanding borrowings of $125.0 million and $88.8 million under our revolving facility and term loan facility, respectively. We had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $321.8 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the three months ended March 31, 2024 were $0.1 million. The overall weighted average cost of debt was approximately 6.5% and net of related cross-currency swap instruments and fixed rate interest rate swap instruments was approximately 5.1%. Further details regarding the cross-currency swap instrument are discussed in Note 10.
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
The changes in warranty reserves were as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$11.1	$10.9
Additions charged to expense	1.6	3.4
Foreign currency fluctuations	—	0.1
Claims paid	(1.8)	(3.1)
Ending balance	$10.9	$11.3

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
Balance Sheet Hedges
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction gain (loss) in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At March 31, 2024 and December 31, 2023, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $81.5 million and $73.0 million, respectively.
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

Fair Value Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of March 31, 2024 and December 31, 2023, these cross-currency swaps included €75.0 million of total notional value. As of March 31, 2024, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €6.9 million. The scheduled maturity and principal payment of the loan and related interest payments of €81.9 million are due in April 2027.
Net Investment Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and a wholly owned European subsidiary. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiary against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of March 31, 2024 and December 31, 2023, the cross-currency swaps included €75.0 million of total notional value. These swaps are scheduled to mature in April 2027.
The fair value of derivative instruments on our consolidated balance sheets was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	March 31, 2024	December 31, 2023	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current assets	$1.1	$0.8	Other current liabilities	$—	$—
Interest rate swaps	Other assets	—	—	Other liabilities	0.4	1.9
Derivatives designated as fair value hedges:
Cross-currency swaps	Other current assets	1.4	1.3	Other current liabilities	—	—
Cross-currency swaps	Other assets	—	—	Other liabilities	1.9	3.3
Derivatives designated as net investment hedges:
Cross-currency swaps	Other current assets	1.2	1.2	Other current liabilities	—	—
Cross-currency swaps	Other assets	—	—	Other liabilities	2.1	3.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$0.9	$—	Other current liabilities	$0.1	$1.6
As of March 31, 2024, we anticipate reclassifying $2.4 million of gains from accumulated other comprehensive loss to net income during the next 12 months.

The following tables include the amounts in the consolidated statements of income in which the effects of derivatives designated as hedging instruments are recorded:

	Three Months Ended March 31,
	2024		2023
	Total	Gain on Hedging	Total	Gain (Loss) on Hedging
Derivatives designated as cash flow hedges:
Interest expense, net	$(2.3)	$1.2	$(3.7)	$0.1
Net foreign currency transaction (loss)	(0.2)	—	(0.1)	—
Derivatives designated as fair value hedges:
Interest expense, net	(2.3)	2.2	(3.7)	1.2
Net foreign currency transaction gain (loss)	(0.2)	1.5	(0.1)	1.2
Derivatives designated as net investment hedges:
Interest expense, net	$(2.3)	$1.9	$(3.7)	$0.9

The effect of derivative instruments designated as hedges and derivative instruments not designated as hedges in our consolidated statements of income was as follows:

	Three Months Ended March 31,
	2024	2023
Derivatives designated as cash flow hedges:
Net gain (loss) recognized in other comprehensive loss, net of tax(a)	$1.6	$(0.9)
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.3	0.1
Derivatives designated as fair value hedges:
Net gain recognized in other comprehensive loss, net of tax(a)	—	0.7
Net gain (loss) reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.3	0.3
Derivatives designated as net investment hedges:
Net (loss) recognized in other comprehensive loss, net of tax(a)	(1.3)	(0.1)
Net gain (loss) reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.2	0.2
Derivatives not designated as hedging instruments:
Net (loss) recognized in income(b)	$—	$0.8
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at March 31, 2024 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity securities	$20.0	$—	$—	$20.0
Debt securities	12.1	—	—	12.1
Foreign currency forward exchange contracts	0.9	—	0.9	—
Cross-currency swaps	2.6	—	2.6	—
Interest rate swaps	1.1	—	1.1	—
Total assets	36.7	—	4.6	32.1
Liabilities:
Foreign currency forward exchange contracts	0.1	—	0.1	—
Cross-currency swaps	4.0	—	4.0	—
Interest rate swaps	0.4	—	0.4	—
Total liabilities	$4.5	$—	$4.5	$—
Our population of assets and liabilities subject to fair value measurements at December 31, 2023 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Cross-currency swaps	$2.5	$—	$2.5	$—
Interest rate swaps	0.8	—	0.8	—
Total assets	3.3	—	3.3	—
Liabilities:
Foreign currency forward exchange contracts	1.6	—	1.6	—
Cross-currency swaps	6.7	—	6.7	—
Interest rate swaps	1.9	—	1.9	—
Total liabilities	$10.2	$—	$10.2	$—
Our foreign currency forward exchange contracts, cross-currency swaps and interest rate swaps are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our derivative instruments are discussed in Note 10.
On February 21, 2024, the Company acquired certain investment securities in Brain Corp, a privately held autonomous technology company located in San Diego, California. The investment will drive the development and adoption of Brain Corp's next generation of robotic and AI technologies.

The investment securities include $12.1 million of redeemable convertible preferred stock, accounted for as available-for-sale debt instruments. The investment securities also include $12.2 million of non-redeemable convertible preferred stock and $7.8 million of warrants, accounted for as equity instruments under the elected measurement alternative.
The equity and debt securities were recorded at closing at their allocated fair values. For equity instruments, the carrying amount will be adjusted to fair value through net income each period based upon observable transactions for identical or similar investments of the same issuer and monitored for impairment. For debt instruments, the carrying amount will be adjusted to fair value each period through other comprehensive income. The securities will be measured to fair value based on a Level 3 fair value calculation. As of March 31, 2024, the total carrying value of our equity and debt instruments was $20.0 million and $12.1 million, respectively, which is recorded in other assets on the consolidated balance sheet. The debt instruments will mature on February 21, 2029. There have been no remeasurements of the equity or debt securities as of March 31, 2024.
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value due to their short-term nature.
The fair value and carrying value of total debt, including current portion, was $215.8 million and $214.6 million, respectively, as of March 31, 2024. The fair value and carrying value of total debt, including current portion, was $198.2 million and $200.6 million, respectively, as of December 31, 2023. The fair value was calculated based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities, which is a Level 2 in the fair value hierarchy.
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

13.    Shareholders' Equity
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Three Months Ended March 31, 2024
	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Total
Beginning balance	$(45.6)	$3.7	$(0.4)	$(42.3)
Other comprehensive (loss) income before reclassifications	(8.0)	—	1.6	(6.4)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.6)	(0.8)
Net current period other comprehensive income	(8.2)	—	1.0	(7.2)
Ending balance	$(53.8)	$3.7	$0.6	$(49.5)

	Three Months Ended March 31, 2023
	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Total
Beginning balance	$(53.9)	$2.7	$1.0	$(50.2)
Other comprehensive income (loss) before reclassifications	5.5	—	(0.2)	5.3
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.4)	(0.6)
Net current period other comprehensive income (loss)	5.3	—	(0.6)	4.7
Ending balance	$(48.6)	$2.7	$0.4	$(45.5)

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
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $4.3 million for unrecognized tax benefits as of March 31, 2024, there was approximately $0.5 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2024 was $3.9 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.
15.    Share-Based Compensation
Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024 and 2023, we recognized total share-based compensation expense of $3.2 million and $1.2 million, respectively. The total excess tax recognized for share-based compensation arrangements during the three months ended March 31, 2024 and 2023 was a tax benefit of $2.4 million and tax expense of $0.1 million, respectively.
16.    Earnings Per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$28.4	$24.3
Denominator:
Basic - weighted average shares outstanding	18,665,570	18,449,430
Effect of dilutive securities	412,197	232,838
Diluted - weighted average shares outstanding	19,077,767	18,682,268
Basic earnings per share	$1.52	$1.32
Diluted earnings per share	$1.49	$1.30
Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 37,508 and 393,242 shares of common stock during the three months ended March 31, 2024 and 2023, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects would be anti-dilutive.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company's results of operations, as well as liquidity and capital resources for the quarters ended March 31, 2024 and 2023. The MD&A should be read in conjunction with the Company's consolidated financial statements and notes included in Item 1 of this Quarterly Report. Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including financial measures that are not defined under generally accepted accounting principles (GAAP) in the U.S. Net sales excluding foreign currency translation (i.e., organic sales) is not a measure of financial performance under GAAP; however, the Company believes it is useful in understanding its financial results and provides comparable measures for understanding the operating results of the Company between different periods.
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
Macroeconomic Events
Supply chain challenges continue to impact the global economy. Our operating performance during the first quarter of 2024 has benefited from fewer supply chain disruptions enabling us to obtain key component parts, increase production and reduce backlog.
We are impacted by customer spend and global demand for our products. We have been able to successfully manage volatility in demand through our broad and expanding product offerings.
The global nature of our operations subjects us to exposures resulting from both foreign currency exchange fluctuations in the normal course of business and geopolitical risks stemming from global conflicts. While we do not have any direct operations or employees in areas experiencing conflicts, our operating results have been and may continue to be negatively impacted by supply chain constraints and inflationary pressures from these conflicts.
As described in Part I, Item 1A - Risk Factors in the annual report on Form 10-K for the fiscal year ended December 31, 2023, we may encounter financial difficulties if the U.S. or other global economies experience an additional or continued long-term economic downturn as our product sales are sensitive to declines in capital spending by our customers. Any sustained adverse impacts to our business, the industries in which we operate, market demand for our products, and/or certain suppliers or customers may also affect our future results of operations, financial position, or cash flows. We are actively monitoring the global macroeconomic environment, including geopolitical conflict, the potential impact of global supply chain constraints on material inflation, and change in demand for our products.
Outlook
While global economic conditions continue to be uncertain, including the ability to attract and retain skilled labor, lingering and targeted supply chain disruptions, and evolving compliance regulations, we remain agile as we continue to manage evolving conditions. We are confident in the long-term growth trends for all our products and services in the markets we service.

Results
The following table compares the results of operations for the three months ended March 31, 2024 and 2023, respectively (in millions, except per share data and percentages):

	Three Months Ended March 31,
	2024	%	2023	%
Net sales	$311.0	100.0	$305.8	100.0
Cost of sales	173.5	55.8	180.3	59.0
Gross profit	137.5	44.2	125.5	41.0
Selling and administrative expense	89.9	28.9	81.7	26.7
Research and development expense	10.1	3.2	7.9	2.6
Operating income	37.5	12.1	35.9	11.7
Interest expense, net	(2.3)	(0.7)	(3.7)	(1.2)
Net foreign currency transaction loss	(0.2)	(0.1)	(0.1)	—
Other income (expense), net	0.1	—	(0.1)	—
Income before income taxes	35.1	11.3	32.0	10.5
Income tax expense	6.7	2.2	7.7	2.5
Net income	$28.4	9.1	$24.3	7.9
Net income per share - diluted	$1.49		$1.30
Net Sales
Consolidated net sales for the first quarter of 2024 totaled $311.0 million, a 1.7% increase as compared to consolidated net sales of $305.8 million in the first quarter of 2023. The components of the consolidated net sales change were as follows:

Three Months Ended March 31,
2024 vs. 2023
Price	4.6%
Volume	(3.7)%
Organic growth	0.9%
Acquisitions	0.3%
Foreign currency	0.5%
Total growth	1.7%
The 1.7% increase in consolidated net sales in the first quarter of 2024 as compared to the same period in 2023 was driven by:

•Organic sales growth of 0.9% primarily due to equipment sales growth, particularly in the Americas;
•A net favorable impact from foreign currency exchange of approximately 0.5%; and
•Inorganic growth of 0.3% driven by the acquisition of TCS.

The following table sets forth the net sales by geographic area for the three months ended March 31, 2024 and 2023 (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Americas	$215.6	$204.4	5.5%
Europe, Middle East and Africa	76.8	82.1	(6.5)%
Asia Pacific	18.6	19.3	(3.6)%
Total	$311.0	$305.8	1.7%
Americas
Americas net sales were $215.6 million for the first quarter of 2024, an increase of 5.5% from the first quarter of 2023 driven by:
•Organic sales growth of 5.1% was driven primarily by price realization in North America and price realization and volume increases in Latin America. This was partially offset by volume decreases in North America; and
•A net favorable impact from foreign currency exchange of approximately 0.4%.
Europe, Middle East and Africa ("EMEA")
EMEA net sales were $76.8 million for the first quarter of 2024, a decrease of 6.5% from the first quarter of 2023 driven by:
•Organic sales decline of 9.2% driven by volume declines in both equipment and parts and consumables partly offset by price realization in all product categories;
•A net favorable impact from foreign currency exchange of approximately 1.4%; and
•Inorganic sales increase of 1.3% driven by the acquisition of TCS.
Asia Pacific ("APAC")
APAC net sales were $18.6 million for the first quarter of 2024, a decrease of 3.6% from the first quarter of 2023 driven by:
•A net unfavorable impact from foreign currency exchange of approximately 2.5%; and
•Organic sales decline of 1.1% driven by volume declines in China and Australia, partly offset by price realization in Australia.
Gross Profit
Gross profit margin of 44.2% was 320 basis points higher in the first quarter of 2024 compared to the first quarter of 2023. The increase was driven by pricing realization and cost saving initiatives. Gross profit margin expansion year over year was also due to mix shift to higher margin sectors, including industrial equipment and the direct sales channel.
Operating Expense
Selling and Administrative Expense
Selling and administrative expense ("S&A expense") was $89.9 million for the first quarter of 2024, an increase of $8.2 million compared to the first quarter of 2023. As a percentage of net sales, S&A expense for the first quarter of 2024 increased 220 basis points to 28.9% from 26.7% in the first quarter of 2023. The S&A expense increase was primarily driven by annualization of resources to support growth and investment in enterprise initiatives.

Research and Development Expense
Research and development expense ("R&D expense") was $10.1 million, or 3.2% of net sales, for the first quarter of 2024, with R&D expense as a percentage of net sales increasing 60 basis points compared to the first quarter of 2023.
We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovative leadership position.
Total Other Expense, Net
Interest Expense, Net
Interest expense, net was $2.3 million in the first quarter of 2024 compared to $3.7 million in the same period of 2023. The decrease was the result of lower weighted average outstanding borrowings. The following table compares the debt levels, average interest rate, interest income and interest expense for the three months ended March 31, 2024 and 2023, respectively (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023
Weighted Average Outstanding Borrowings	$217.8	$316.5
Average interest rate	6.52%	5.81%
Interest expense	3.6	4.6
Interest income	(1.3)	(0.9)
Interest expense, net	$2.3	$3.7
Our debt portfolio as of March 31, 2024 was comprised of debt predominately in U.S. dollars. The Company manages its floating rate debt exposure using fixed rate interest rate swaps to reduce the Company's risk of the possibility of increased interest costs. The Company has an aggregate $120.0 million notional amount of interest rate swaps that exchange a variable rate of interest for a fixed rate of interest of 4.076% over the term of the agreements.
Net Foreign Currency Transaction Loss
Net foreign currency transaction loss was $0.2 million in the third quarter of 2024 compared to $0.1 million in the first quarter of 2023. The unfavorable impact was primarily due to the strengthening of the U.S. dollar relative to the Brazilian real and other currencies.
Income Taxes
The effective tax rate for the first quarter of 2024 was 19.1% compared to 24.1% for the first quarter of 2023. The decrease was primarily due to an increase in discrete tax benefits associated with share-based compensation.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the U.S.
Backlog
Backlog is one of the many indicators of business conditions in the Company's markets. Our order backlog was $136.7 million at March 31, 2024 compared to $186.2 million at December 31, 2023. The decrease was the result of the Company's ability to obtain key component parts and drive strong production levels. Backlog includes orders that can be cancelled or postponed at the option of the customer at any time without penalty.

Liquidity and Capital Resources
Liquidity
Cash, cash equivalents and restricted cash totaled $88.8 million at March 31, 2024 compared to $117.1 million as of December 31, 2023. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.2 as of March 31, 2024 and 2.1 as of December 31, 2023. Our primary working capital, which is comprised of accounts receivable, inventories and accounts payables, was $313.8 million as of March 31, 2024 and $312.1 million as of December 31, 2023. Our debt-to-capital ratio was 25.8% as of March 31, 2024 compared to 25.8% as of December 31, 2023.
As of March 31, 2024, we had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $321.8 million of unused borrowing capacity on our revolving facility.
Cash Flow from Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2024 was $2.9 million compared to net cash provided by operating activities of $31.1 million during the three months ended March 31, 2023. The decrease was the result of consumption of working capital, mainly related to bonus payouts and spend on our ERP modernization project, which was partly offset strong operating performance.

Cash Flow from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2024 was $60.6 million compared to net cash used by investing activities of $6.8 million during the three months ended March 31, 2023. The increase in cash outflows was primarily driven by cash used for the investment in Brain Corp of $32.1 million and cash used, net of cash acquired, for the acquisition of TCS of $25.5 million.
Cash Flow from Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2024 was $26.9 million compared to net cash used by financing activities of $10.3 million during the three months ended March 31, 2023. The increase in cash inflows was primarily driven by proceeds from exercises of stock options, in addition to net borrowings.
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
We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2023.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since December 31, 2023. For additional information, refer to Item 7A of our annual report on Form 10-K for the year ended December 31, 2023.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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
Item 1A.    Risk Factors
We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our risk factors since the filing of that report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases are made from time to time in the open market or through privately negotiated transactions. 808,688 shares remain authorized under the most recent share repurchase program approved by the Board of Directors on October 31, 2016.

For the Quarter Ended March 31, 2024	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2024	12,734	$88.36	12,725	808,688
February 1-29, 2024	17,833	$110.16	—	808,688
March 1-31, 2024	9,966	$110.68	—	808,688
Total	40,533	$103.44	12,725	808,688
(1)Includes 27,808 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.
Item 5. Other Information
On March 6, 2024, Donal L. Mulligan, Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 3,538 shares of the Company’s common stock until April 28, 2026.

Item 6.     Exhibits

Item #	Description	Method of Filing
3i	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3ii	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3,2 to the Company’s Form 8-K dated January 19, 2023.
3iii	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101	The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iii) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; (v) Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements	Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	May 3, 2024	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

HIDDEN IXBRL