Form 10-Q
period 2024-06-30
TENNANT CO
filed 2024-08-08
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of August 2, 2024, there were 18,904,487 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
TENNANT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$331.0	$321.7	$642.0	$627.5
Cost of sales	188.3	182.2	361.8	362.5
Gross profit	142.7	139.5	280.2	265.0
Selling and administrative expense	92.9	87.0	182.8	168.7
Research and development expense	11.2	9.0	21.3	16.9
Operating income	38.6	43.5	76.1	79.4
Interest expense, net	(2.5)	(4.0)	(4.8)	(7.7)
Net foreign currency transaction gain	0.7	1.0	0.5	0.9
Other income (expense), net	0.1	(0.6)	0.2	(0.7)
Income before income taxes	36.9	39.9	72.0	71.9
Income tax expense	9.0	8.6	15.7	16.3
Net income	$27.9	$31.3	$56.3	$55.6

Net income per share
Basic	$1.47	$1.70	$2.99	$3.02
Diluted	$1.45	$1.68	$2.94	$2.98

Weighted average shares outstanding
Basic	18,896,361	18,436,367	18,780,995	18,442,862
Diluted	19,206,801	18,713,455	19,141,274	18,691,736

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$27.9	$31.3	$56.3	$55.6
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of related tax (expense) benefit of $0.1, $0.2, $(0.1), and $0.3, respectively)	(7.1)	0.1	(15.3)	5.4
Derivative financial instruments (net of related tax expense of $0.1, $0.4, $0.4, and $0.2, respectively)	0.3	1.1	1.3	0.5
Total other comprehensive (loss) income, net of tax	(6.8)	1.2	(14.0)	5.9

Comprehensive income	$21.1	$32.5	$42.3	$61.5
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except shares and per share data)	June 30, 2024	December 31, 2023
ASSETS
Cash, cash equivalents, and restricted cash	$84.6	$117.1
Receivables, less allowances of $6.7 and $7.2, respectively	268.8	247.6
Inventories	189.7	175.9
Prepaid and other current assets	34.7	28.5
Total current assets	577.8	569.1
Property, plant and equipment, less accumulated depreciation of $303.1 and $304.0, respectively	179.4	187.7
Operating lease assets	44.2	41.7
Goodwill	191.0	187.4
Intangible assets, net	67.5	63.1
Other assets	107.6	64.4
Total assets	$1,167.5	$1,113.4
LIABILITIES AND EQUITY
Current portion of long-term debt	$7.8	$6.4
Accounts payable	128.7	111.4
Employee compensation and benefits	51.7	67.3
Other current liabilities	78.0	88.6
Total current liabilities	266.2	273.7
Long-term debt	205.6	194.2
Long-term operating lease liabilities	29.7	27.4
Employee benefits	13.4	13.3
Deferred income taxes	7.9	5.0
Other liabilities	18.8	21.5
Total long-term liabilities	275.4	261.4
Total liabilities	$541.6	$535.1
Commitments and contingencies (Note 12)
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,950,661 and 18,631,384 shares issued and outstanding, respectively	7.1	7.0
Additional paid-in capital	80.7	64.9
Retained earnings	593.1	547.4
Accumulated other comprehensive loss	(56.3)	(42.3)
Total Tennant Company shareholders' equity	624.6	577.0
Noncontrolling interest	1.3	1.3
Total equity	625.9	578.3
Total liabilities and total equity	$1,167.5	$1,113.4
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$56.3	$55.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19.5	17.2
Amortization expense	7.8	7.5
Deferred income tax benefit	(1.2)	(5.6)
Share-based compensation expense	5.3	3.9
Bad debt and returns expense	0.6	1.7
Other, net	0.3	0.4
Changes in operating assets and liabilities:
Receivables	(22.8)	(10.9)
Inventories	(22.9)	(1.3)
Accounts payable	20.8	(10.5)
Employee compensation and benefits	(14.9)	7.0
Other assets and liabilities	(27.3)	5.2
Net cash provided by operating activities	21.5	70.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7.2)	(11.8)
Purchase of investment	(32.1)	—
Payments made in connection with business acquisition, net of cash acquired	(25.7)	—
Investment in leased assets	(0.3)	(0.5)
Cash received from leased assets	0.4	0.3
Net cash used in investing activities	(64.9)	(12.0)
FINANCING ACTIVITIES
Proceeds from borrowings	40.0	20.0
Repayments of borrowings	(27.5)	(42.5)
Proceeds from exercise of stock options, net of employee tax withholdings obligations	19.6	4.2
Repurchases of common stock	(9.1)	(10.0)
Dividends paid	(10.6)	(9.8)
Net cash provided by (used) in financing activities	12.4	(38.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.5)	(1.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(32.5)	18.4
Cash, cash equivalents and restricted cash at beginning of period	117.1	77.4
Cash, cash equivalents and restricted cash at end of period	$84.6	$95.8

SUPPLEMENTAL CASH FLOW INFORMATION	Six Months Ended June 30,
(In millions)	2024	2023
Cash paid for income taxes	$18.6	$12.3
Cash paid for interest	7.7	10.4
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9.7	9.2
Lease assets obtained in exchange for new operating lease liabilities	12.8	7.4
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	1.2	0.7
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	18,631,384	$7.0	$64.9	$547.4	$(42.3)	$577.0	$1.3	$578.3
Net income		—	—	28.4	—	28.4	—	28.4
Other comprehensive income		—	—	—	(7.2)	(7.2)	—	(7.2)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 27,808 shares	388,179	0.1	19.5	—	—	19.6	—	19.6
Share-based compensation		—	3.2	—	—	3.2	—	3.2
Repurchases of common stock	(12,725)	—	(1.1)	—	—	(1.1)	—	(1.1)
Dividends paid $0.28 per common share		—	—	(5.3)	—	(5.3)	—	(5.3)
Balance, March 31, 2024	19,006,838	$7.1	$86.5	$570.5	$(49.5)	$614.6	$1.3	$615.9
Net income		—	—	27.9	—	27.9	—	27.9
Other comprehensive income		—	—	—	(6.8)	(6.8)	—	(6.8)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 5,132 shares	21,337	—	0.1	—	—	0.1	—	0.1
Share-based compensation		—	2.1	—	—	2.1	—	2.1
Repurchases of common stock	(77,514)	—	(8.0)	—	—	(8.0)	—	(8.0)
Dividends paid $0.28 per common share		—	—	(5.3)	—	(5.3)	—	(5.3)
Balance, June 30, 2024	18,950,661	$7.1	$80.7	$593.1	$(56.3)	$624.6	$1.3	$625.9

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	18,521,485	$7.0	$56.0	$458.0	$(50.2)	$470.8	$1.3	$472.1
Net income		—	—	24.3	—	24.3	—	24.3
Other comprehensive income		—	—	—	4.7	4.7	—	4.7
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 18,468 shares	93,073	—	0.8	—	—	0.8	—	0.8
Share-based compensation		—	1.2	—	—	1.2	—	1.2
Repurchases of common stock	(73,525)	—	(5.0)	—	—	(5.0)	—	(5.0)
Dividends paid $0.265 per common share		—	—	(4.9)	—	(4.9)	—	(4.9)
Balance, March 31, 2023	18,541,033	$7.0	$53.0	$477.4	$(45.5)	$491.9	$1.3	$493.2
Net income		$—	$—	$31.3	$—	$31.3	$—	$31.3
Other comprehensive income		$—	$—	$—	$1.2	$1.2	$—	$1.2
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 4,258 shares	69,345	$—	$3.4	$—	$—	$3.4	$—	$3.4
Share-based compensation		$—	$2.7	$—	$—	$2.7	$—	$2.7
Repurchases of common stock	(69,780)	$—	$(5.0)	$—	$—	$(5.0)	$—	$(5.0)
Dividends paid $0.265 per common share		$—	$—	$(4.9)	$—	$(4.9)	$—	$(4.9)
Balance, June 30, 2023	18,540,598	$7.0	$54.1	$503.8	$(44.3)	$520.6	$1.3	$521.9
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
2.    Newly Adopted Accounting Pronouncements
There are no newly adopted accounting pronouncements during the six months ended June 30, 2024 that impacted the Company.
3.    Revenue
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:
Net sales by geographic area

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas	$227.8	$216.6	$443.4	$421.0
Europe, Middle East and Africa	81.5	80.0	158.3	162.1
Asia Pacific	21.7	25.1	40.3	44.4
Total	$331.0	$321.7	$642.0	$627.5
Net sales are attributed to each geographic area based on the end-user country and are net of intercompany sales.

Net sales by groups of similar products and services

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equipment	$210.7	$203.2	$400.5	$389.6
Parts and consumables	68.9	71.0	139.5	144.4
Service and other	51.4	47.5	102.0	93.5
Total	$331.0	$321.7	$642.0	$627.5
Net sales by sales channel

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales direct to consumer	$229.7	$218.7	$451.1	$423.8
Sales to distributors	101.3	103.0	190.9	203.7
Total	$331.0	$321.7	$642.0	$627.5
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
The change in our sales incentive accrual balance was as follows:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$21.2	$20.0
Additions to sales incentive accrual	12.6	14.0
Contract payments	(16.9)	(15.5)
Foreign currency fluctuations	(0.5)	0.1
Ending balance	$16.4	$18.6
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
The change in the deferred revenue balance was as follows:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$10.3	$9.3
Increase in deferred revenue representing our obligation to satisfy future performance obligations	12.1	10.3
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(9.7)	(10.8)
Foreign currency fluctuations	(0.2)	0.1
Ending balance	$12.5	$8.9
At June 30, 2024, $7.0 million and $5.5 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2024	$5.6
2025	3.6
2026	2.0
2027	0.9
2028	0.3
Thereafter	0.1
Total	$12.5
At December 31, 2023, $7.9 million and $2.4 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.

4.    Management Actions
Restructuring Actions
During the three and six months ended June 30, 2024 and June 30, 2023, we incurred restructuring expenses as part of our ongoing global reorganization efforts. The following pre-tax restructuring charges were included in selling and administrative expense in the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Severance-related costs	$0.6	$1.2	$0.6	$1.2
Total pre-tax restructuring costs	$0.6	$1.2	$0.6	$1.2
The expense in 2024 impacted the Europe, Middle East and Africa (EMEA) operating segment. The expense in 2023 impacted the EMEA and Asia Pacific (APAC) operating segments.
A reconciliation of the beginning and ending liability balances for severance-related costs is as follows:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$2.4	$1.7
New charges	0.8	1.1
Cash payments	(1.0)	(1.4)
Foreign currency fluctuations	(0.2)	—
Adjustments to accrual	(0.2)	0.1
Ending balance	$1.8	$1.5
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
Our consolidated financial results for the three months ended June 30, 2024 include $7.0 million of revenue and $1.2 million of net income related to TCS. Our consolidated financial results for the six months ended June 30, 2024 include $9.1 million of revenue and $1.2 million of net income related to TCS. The proforma impact of this acquisition is immaterial to our operations.
The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition. The preliminary purchase price allocation is subject to further refinement and may require adjustments to arrive at the final purchase price allocation. These changes will primarily relate to the impacts associated with income taxes. Such finalization may result in material changes from the preliminary purchase price allocation.
The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	March 31, 2024	Adjustments	June 30, 2024
Components of purchase price:
Cash paid	$30.8	$0.2	$31.0
Settlement of preexisting transactions	3.9	—	3.9
Total purchase price	34.7	0.2	34.9

ASSETS
Cash	5.3	0.1	5.4
Other current assets	8.0	(0.7)	7.3
Intangible assets subject to amortization
Customer lists	13.6	(0.4)	13.2
Backlog	0.6	—	0.6
Other assets	5.3	0.3	5.6
Total identifiable assets acquired	32.8	(0.7)	32.1
LIABILITIES
Current liabilities	(1.5)	—	(1.5)
Long-term liabilities	(5.0)	(0.2)	(5.2)
Total identifiable liabilities assumed	(6.5)	(0.2)	(6.7)
Net assets acquired	26.3	(0.9)	25.4

Goodwill	$8.4	$1.1	$9.5
Included in the total purchase price is cash paid of $31.0 million and the settlement of $3.9 million of preexisting transactions. In connection with the acquisition, we paid cash totaling $30.8 million on the acquisition date of February 29, 2024 and $0.2 million in the second quarter of 2024.
The goodwill is not expected to be deductible for income tax purposes. The expected lives of the acquired intangible assets is 3 months and 10 years for backlog and customer lists, respectively, and are being amortized on a straight-line basis.

6.    Inventories
Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	June 30, 2024	December 31, 2023
Inventories carried at LIFO:
Finished goods(a)	$81.8	$74.7
Raw materials and work-in-process	37.4	38.5
Excess of FIFO over LIFO cost(b)	(48.0)	(47.7)
Total LIFO inventories	$71.2	$65.5

Inventories carried at FIFO:
Finished goods(a)	$59.0	$52.8
Raw materials and work-in-process	59.5	57.6
Total FIFO inventories	$118.5	$110.4
Total inventories	$189.7	$175.9
(a)Finished goods include machines, parts and consumables and component parts that are used in our products.
(b)The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

7.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2023	$220.7	$(33.3)	$187.4
Additions	9.5	—	9.5
Foreign currency fluctuations	(6.2)	0.3	(5.9)
Balance as of June 30, 2024	$224.0	$(33.0)	$191.0
The additions to goodwill recorded during the first six months of 2024 were related to our acquisition of TCS, as described further in Note 5.

The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of June 30, 2024
Original cost	$159.8	$28.5	$16.2	$204.5
Accumulated amortization	(103.5)	(20.1)	(13.4)	(137.0)
Carrying value	$56.3	$8.4	$2.8	$67.5
Weighted average original life (in years)	14	10	12

Balance as of December 31, 2023
Original cost	$150.6	$29.3	$16.3	$196.2
Accumulated amortization	(100.8)	(19.2)	(13.1)	(133.1)
Carrying value	$49.8	$10.1	$3.2	$63.1
Weighted average original life (in years)	15	11	11
As part of our acquisition of TCS, we acquired customer lists and backlog with a combined fair value of $13.8 million. Further details regarding the preliminary purchase price allocation of TCS are described further in Note 5.
Amortization expense on intangible assets for the three and six months ended June 30, 2024 was $3.9 million and $7.8 million, respectively. Amortization expense on intangible assets for the three and six months ended June 30, 2023 was $3.6 million and $7.5 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2024	$7.8
2025	12.7
2026	11.6
2027	8.5
2028	6.7
Thereafter	20.2
Total	$67.5

8.    Debt
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

The Company is in compliance with the covenants as of June 30, 2024.
Debt Outstanding
Debt outstanding consisted of the following:

	June 30, 2024	December 31, 2023
Credit facility borrowings:
Revolving credit facility borrowings	$125.0	$110.0
Term loan facility borrowings	87.5	90.0
Finance lease liabilities	0.9	0.6
Total debt	213.4	200.6
Less: current portion of long-term debt(a)	(7.8)	(6.4)
Long-term debt	$205.6	$194.2
(a)As of June 30, 2024, the Company is required to repay $7.5 million in outstanding credit facility borrowings and $0.3 million of finance lease liabilities over the next 12 months.
As of June 30, 2024, we had outstanding borrowings of $125.0 million and $87.5 million under our revolving facility and term loan facility, respectively. We had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $321.8 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the six months ended June 30, 2024 were $0.2 million. The overall weighted average cost of debt was approximately 6.5% and net of related cross-currency swap instruments and fixed rate interest rate swap instruments was approximately 5.1%. Further details regarding the cross-currency swap instrument are discussed in Note 10.

In August 2024, we signed an agreement that amended our existing credit agreement. We plan to use the proceeds from the amended agreement to pay off the existing credit facility. See Note 17 for more detail on the amended credit agreement.
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
The changes in warranty reserves were as follows:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$11.1	$10.9
Additions charged to expense	3.5	5.5
Foreign currency fluctuations	(0.1)	0.1
Claims paid	(3.8)	(5.4)
Ending balance	$10.7	$11.1

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
Balance Sheet Hedges
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction gain (loss) in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At June 30, 2024 and December 31, 2023, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $80.6 million and $73.0 million, respectively.
Cash Flow Hedges
We manage our floating rate debt exposure using interest rate swaps. Fixed rate swaps are used to reduce our risk of the possibility of increased interest costs. We entered into an aggregate $120 million notional amount of interest rate swaps effective December 1, 2022, that exchange a variable rate of interest for a fixed rate of interest of 4.076%. These interest rate swaps are designated as cash flow hedges. These swaps are scheduled to mature on December 1, 2026.
Fair Value Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of June 30, 2024 and December 31, 2023, these cross-currency swaps included €75.0 million of total notional value. As of June 30, 2024, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €6.4 million. The scheduled maturity and principal payment of the loan of €75.0 million is due in April 2027.
Net Investment Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and a wholly owned European subsidiary. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiary against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of June 30, 2024 and December 31, 2023, the cross-currency swaps included €75.0 million of total notional value. These swaps are scheduled to mature in April 2027.
The fair value of derivative instruments on our consolidated balance sheets was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	June 30, 2024	December 31, 2023	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current assets	$1.1	$0.8	Other current liabilities	$—	$—
Interest rate swaps	Other assets	—	—	Other liabilities	0.1	1.9
Derivatives designated as fair value hedges:
Cross-currency swaps	Other current assets	1.4	1.3	Other current liabilities	—	—
Cross-currency swaps	Other assets	—	—	Other liabilities	1.2	3.3
Derivatives designated as net investment hedges:
Cross-currency swaps	Other current assets	1.2	1.2	Other current liabilities	—	—
Cross-currency swaps	Other assets	—	—	Other liabilities	1.4	3.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$0.4	$—	Other current liabilities	$0.1	$1.6

As of June 30, 2024, we anticipate reclassifying $3.4 million of gains from accumulated other comprehensive loss to net income during the next 12 months.
The following tables include the amounts in the consolidated statements of income in which the effects of derivatives designated as hedging instruments are recorded:

	Three Months Ended June 30,
	2024		2023
	Total	Gain on Hedging	Total	Gain (Loss) on Hedging
Derivatives designated as cash flow hedges:
Interest expense, net	$(2.5)	$0.3	$(4.0)	$0.2
Net foreign currency transaction gain	0.7	—	1.0	—
Derivatives designated as fair value hedges:
Interest expense, net	(2.5)	0.3	(4.0)	0.2
Net foreign currency transaction gain (loss)	0.7	0.5	1.0	(0.4)
Derivatives designated as net investment hedges:
Interest expense, net	$(2.5)	$0.2	$(4.0)	$0.3

	Six Months Ended June 30,
	2024		2023
	Total	Gain on Hedging	Total	Gain on Hedging
Derivatives designated as cash flow hedges:
Interest expense, net	$(4.8)	$0.6	$(7.7)	$0.3
Net foreign currency transaction gain	0.5	—	0.9	—
Derivatives designated as fair value hedges:
Interest expense, net	(4.8)	0.6	(7.7)	1.4
Net foreign currency transaction gain	0.5	1.9	0.9	0.8
Derivatives designated as net investment hedges:
Interest expense, net	$(4.8)	$0.5	$(7.7)	$1.2

The effect of derivative instruments designated as hedges and derivative instruments not designated as hedges in our consolidated statements of income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives designated as cash flow hedges:
Net gain recognized in other comprehensive (loss) income, net of tax(a)	$0.5	$2.3	$2.1	$1.4
Net gain reclassified from accumulated other comprehensive (loss) income into income, net of tax, effective portion to interest expense, net	0.3	0.2	0.6	0.3
Derivatives designated as fair value hedges:
Net gain (loss) recognized in other comprehensive loss, net of tax(a)	0.3	(0.7)	0.3	—
Net gain reclassified from accumulated other comprehensive (loss) income into income, net of tax, effective portion to interest expense, net	0.2	0.3	0.5	0.6
Derivatives designated as net investment hedges:
Net gain (loss) recognized in other comprehensive loss, net of tax(a)	0.7	(1.0)	2.0	(1.1)
Net gain reclassified from accumulated other comprehensive (loss) income into income, net of tax, effective portion to interest expense, net	0.3	0.3	0.5	0.5
Derivatives not designated as hedging instruments:
Net gain recognized in income(b)	$1.1	$0.1	$2.9	$0.9
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at June 30, 2024 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity securities	$20.0	$—	$—	$20.0
Debt securities	12.1	—	—	12.1
Foreign currency forward contracts	0.4	—	0.4	—
Cross-currency swaps	2.6	—	2.6	—
Interest rate swaps	1.1	—	1.1	—
Total assets	36.2	—	4.1	32.1
Liabilities:
Foreign currency forward contracts	0.1	—	0.1	—
Cross-currency swaps	2.6	—	2.6	—
Interest rate swaps	0.1	—	0.1	—
Total liabilities	$2.8	$—	$2.8	$—
Our population of assets and liabilities subject to fair value measurements at December 31, 2023 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Cross-currency swaps	$2.5	$—	$2.5	$—
Interest rate swaps	0.8	—	0.8	—
Total assets	3.3	—	3.3	—
Liabilities:
Foreign currency forward exchange contracts	1.6	—	1.6	—
Cross-currency swaps	6.7	—	6.7	—
Interest rate swaps	1.9	—	1.9	—
Total liabilities	$10.2	$—	$10.2	$—
Our foreign currency forward contracts, cross-currency swaps and interest rate swaps are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our derivative instruments are discussed in Note 10.
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
The equity and debt securities were recorded at closing at their allocated fair values. For equity instruments, the carrying amount will be adjusted to fair value through net income each period based upon observable transactions for identical or similar investments of the same issuer and monitored for impairment. For debt instruments, the carrying amount will be adjusted to fair value each period through other comprehensive income. The securities will be measured to fair value based on Level 3 inputs. As of June 30, 2024, the total carrying value of our equity and debt instruments was $20.0 million and $12.1 million, respectively, which is recorded in other assets on the consolidated balance sheet. The debt instruments will mature on February 21,

2029. There have been no remeasurements of the equity securities as of June 30, 2024. Fair value adjustments for debt securities were not material as of June 30, 2024.
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value due to their short-term nature.
The fair value and carrying value of total debt, including current portion, was $215.6 million and $213.4 million, respectively, as of June 30, 2024. The fair value and carrying value of total debt, including current portion, was $198.2 million and $200.6 million, respectively, as of December 31, 2023. The fair value was estimated using Level 2 inputs based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.
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

13.    Shareholders' Equity
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Six Months Ended June 30, 2024
	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Total
Beginning balance	$(45.6)	$3.7	$(0.4)	$(42.3)
Other comprehensive (loss) income before reclassifications	(14.8)	—	2.4	(12.4)
Amounts reclassified from accumulated other comprehensive loss	(0.5)	—	(1.1)	(1.6)
Net current period other comprehensive (loss) income	(15.3)	—	1.3	(14.0)
Ending balance	$(60.9)	$3.7	$0.9	$(56.3)

	Six Months Ended June 30, 2023
	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Total
Beginning balance	$(53.9)	$2.7	$1.0	$(50.2)
Other comprehensive income before reclassifications	5.9	—	1.4	7.3
Amounts reclassified from accumulated other comprehensive loss	(0.5)	—	(0.9)	(1.4)
Net current period other comprehensive income	5.4	—	0.5	5.9
Ending balance	$(48.5)	$2.7	$1.5	$(44.3)

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
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $4.4 million for unrecognized tax benefits as of June 30, 2024, there was approximately $0.5 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2024 was $3.9 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.
15.    Share-Based Compensation
Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2023. During the three months ended June 30, 2024 and 2023, we recognized total share-based compensation expense of $2.1 million and $2.7 million, respectively. During the six months ended June 30, 2024 and 2023, we recognized total share-based compensation expense of $5.3 million and $3.9 million, respectively. The total excess tax recognized for share-based compensation arrangements during the six months ended June 30, 2024 and 2023 was a tax benefit of $3.0 million and tax expense of $0.2 million, respectively.
16.    Earnings Per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$27.9	$31.3	$56.3	$55.6
Denominator:
Basic - weighted average shares outstanding	18,896,361	18,436,367	18,780,995	18,442,862
Effect of dilutive securities	310,440	277,088	360,279	248,874
Diluted - weighted average shares outstanding	19,206,801	18,713,455	19,141,274	18,691,736
Basic earnings per share	$1.47	$1.70	$2.99	$3.02
Diluted earnings per share	$1.45	$1.68	$2.94	$2.98
Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 13,644 and 261,376 shares of common stock during the three months ended June 30, 2024 and 2023, respectively. Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 73,185 and 449,763 shares of common stock during the six months ended June 30, 2024 and 2023, respectively. These exclusions were made if the exercise prices of the options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options or if we have a net loss, as these effects would be anti-dilutive.
17.    Subsequent Event
On August 7, 2024, the Company entered into a Second Amended and Restated Credit Agreement (the “2024 Credit Agreement”) that provides the Company and certain of its foreign subsidiaries access to a senior secured credit facility until August 7, 2029, consisting of a revolving facility in an amount up to $650.0 million, with an option to expand the revolving facility or obtain incremental term loans by up to $325.0 million.
Proceeds from the new credit facility are expected to be utilized to repay the $212.5 million outstanding debt under the existing credit facility and for general corporate purposes.
The fee for undrawn committed funds under the revolving facility of the 2024 Credit Agreement ranges from an annual rate of 0.15% to 0.30%, depending on the Company’s leverage ratio. Borrowings denominated in U.S. dollars under the 2024 Credit Agreement bear interest at a rate per annum equal to (a) the greatest of (i) the prime rate, (ii) the NYFRB Rate plus 0.50% and (iii) the Adjusted Term SOFR Rate for a one month period plus 1%; but in any case not less than 1%, plus an additional spread of 0.25% to 1%, depending on the Company’s leverage ratio, (b) the Adjusted Term SOFR Rate plus an additional spread of 1.25% to 2%, depending on the Company’s leverage ratio, or (c) the Adjusted Daily Simple RFR plus an additional spread of 1.25% to 2%, depending on the Company’s leverage ratio.
The 2024 Credit Agreement contains the following covenants:
•a covenant requiring the Company to maintain an indebtedness to EBITDA ratio, determined as of the end of each of its fiscal quarters, of no greater than 3.75 to 1.00, with certain alternative requirements for permitted acquisitions of at least $50.0 million;
• a covenant requiring the Company to maintain an EBITDA to interest expense ratio for a period of four consecutive fiscal quarters as of the end of each quarter of no less than 3.00 to 1; and
• a covenant restricting the Company from paying dividends or repurchasing stock if, after giving effect to such payments and assuming no default exists or would result from such payment, the Company’s leverage ratio is greater than 2.50 to 1, in such case limiting such payments to the greater of 10% of consolidated total assets and $100.0 million during any fiscal year.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company's results of operations, as well as liquidity and capital resources for the quarters ended June 30, 2024 and 2023. The MD&A should be read in conjunction with the Company's consolidated financial statements and notes included in Item 1 of this Quarterly Report. Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including financial measures that are not defined under generally accepted accounting principles (GAAP) in the U.S. Net sales excluding foreign currency translation (i.e., organic sales) is not a measure of financial performance under GAAP; however, the Company believes it is useful in understanding its financial results and provides comparable measures for understanding the operating results of the Company between different periods.
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
Macroeconomic Events
Supply chain challenges continue to impact the global economy. Our operating performance during the second quarter of 2024 has benefited from fewer supply chain disruptions enabling us to obtain key component parts, increase production and reduce backlog.
We are impacted by customer spend and global demand for our products. We are monitoring a weaker-than-expected economic environment in our EMEA region and facing challenging business conditions in APAC, especially in China, where government efforts to support manufacturing amid weaker demand are resulting in market oversupply and pricing pressure.
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
Outlook
With growing volatility in global economics, including political relations between major economies, we remain agile as we continue to manage these evolving conditions. Despite the challenging economic environment, particularly in EMEA and APAC, we remain confident in the long-term growth prospects for our products and services across the markets we service.

Results
The following table compares the results of operations for the three and six months ended June 30, 2024 and 2023, respectively (in millions, except per share data and percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	%	2023	%	2024	%	2023	%
Net sales	$331.0	100.0	$321.7	100.0	$642.0	100.0	$627.5	100.0
Cost of sales	188.3	56.9	182.2	56.6	361.8	56.4	362.5	57.8
Gross profit	142.7	43.1	139.5	43.4	280.2	43.6	265.0	42.2
Selling and administrative expense	92.9	28.1	87.0	27.0	182.8	28.5	168.7	26.9
Research and development expense	11.2	3.4	9.0	2.8	21.3	3.3	16.9	2.7
Operating income	38.6	11.7	43.5	13.5	76.1	11.9	79.4	12.7
Interest expense, net	(2.5)	(0.8)	(4.0)	(1.2)	(4.8)	(0.7)	(7.7)	(1.2)
Net foreign currency transaction gain	0.7	0.2	1.0	0.3	0.5	0.1	0.9	0.1
Other income (expense), net	0.1	—	(0.6)	(0.2)	0.2	—	(0.7)	(0.1)
Income before income taxes	36.9	11.1	39.9	12.4	72.0	11.2	71.9	11.5
Income tax expense	9.0	2.7	8.6	2.7	15.7	2.4	16.3	2.6
Net income	$27.9	8.4	$31.3	9.7	$56.3	8.8	$55.6	8.9
Net income per share - diluted	$1.45		$1.68		$2.94		$2.98
Net Sales
Consolidated net sales for the second quarter of 2024 totaled $331.0 million, a 2.9% increase as compared to consolidated net sales of $321.7 million in the second quarter of 2023. The components of the consolidated net sales change were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 vs. 2023
Price	2.7%	3.6%
Volume	—%	(1.8)%
Organic growth	2.7%	1.8%
Acquisitions	0.8%	0.6%
Foreign currency	(0.6)%	(0.1)%
Total growth	2.9%	2.3%
The 2.9% increase in consolidated net sales in the second quarter of 2024 as compared to the same period in 2023 was driven by:

•Organic sales growth of 2.7% was primarily due to price realization and higher equipment sales in the Americas, partly offset by lower organic sales in the EMEA and APAC regions;
•Inorganic growth of 0.8% driven by the acquisition of TCS; partly offset by
•A net unfavorable impact from foreign currency exchange of approximately 0.6%.

The 2.3% increase in consolidated net sales in the first six months of 2024 as compared to the same period in 2024 was driven by:

•Organic sales growth of 1.8% attributed to price realization across the regions and higher equipment sales in the Americas, partly offset by lower sales in the EMEA and APAC regions;
•Inorganic growth of 0.6% driven by the acquisition of TCS; partly offset by

•A net unfavorable impact from foreign currency exchange across all regions of approximately 0.1%.
The following table sets forth the net sales by geographic area for the three and six months ended June 30, 2024 and 2023 (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Americas	$227.8	$216.6	5.2%	$443.4	$421.0	5.3%
Europe, Middle East and Africa	81.5	80.0	1.9%	158.3	162.1	(2.3)%
Asia Pacific	21.7	25.1	(13.5)%	40.3	44.4	(9.2)%
Total	$331.0	$321.7	2.9%	$642.0	$627.5	2.3%
Americas
Americas net sales were $227.8 million for the second quarter of 2024, an increase of 5.2% from the second quarter of 2023 driven by:
•Organic sales growth of 5.5% was driven primarily by price realization and favorable product and channel mix across the region, partly offset by unit volume decreases in North America commercial equipment; partly offset by
•A net unfavorable impact from foreign currency exchange of approximately 0.3%.
Americas net sales were $443.4 million for the first six months of 2024, an increase of 5.3% from the first six months of 2023 driven by:

•Organic sales growth of 5.3% driven by price realization and higher equipment sales, including a favorable product and channel mix across the region, partly offset by unit volume declines in North America commercial equipment.
Europe, Middle East and Africa ("EMEA")
EMEA net sales were $81.5 million for the second quarter of 2024, an increase of 1.9% from the second quarter of 2023 driven by:
•Inorganic sales increase of 3.1% due to the acquisition of TCS; partly offset by
•A net unfavorable impact from foreign currency exchange of approximately 0.9%; and
•Organic sales decline of 0.3% driven by volume declines in both equipment and parts and consumables attributed to weaker-than-expected economic conditions, partly offset by price realization.
EMEA net sales were $158.3 million for the first six months of 2024, a decrease of 2.3% from the first six months of 2023 driven by:

•Organic sales decline of 4.8% driven by volume declines in both equipment and parts and consumables, partly offset by price realization; and
•A net favorable impact from foreign currency exchange of approximately 0.3%.
•Inorganic sales increase of 2.2% due to the acquisition of TCS.
Asia Pacific ("APAC")
APAC net sales were $21.7 million for the second quarter of 2024, a decrease of 13.5% from the second quarter of 2023 driven by:
•Organic sales decline of 11.9% driven by volume declines in China and Australia, partly offset by price realization in Australia; and
•A net unfavorable impact from foreign currency exchange of approximately 1.6%.

APAC net sales were $40.3 million for the first six months of 2024, a decrease of 9.2% from the first six months of 2023 driven by:

•Organic sales decline of 7.1% attributed to product mix and volume declines, particularly in China, partly offset by price realization; and
•A net unfavorable impact from foreign currency exchange of approximately 2.1%.
Gross Profit
Gross profit margin of 43.1% was 30 basis points lower in the second quarter of 2024 compared to the second quarter of 2023. The slight margin rate decrease is attributed to higher inflation, offset by price realization, while the overall margin rate is supported by favorable channel and product mix. Gross profit margin of 43.6% was 140 basis points higher in the first six months of 2024 compared to the first six months of 2023. The margin rate increase was driven by price realization and cost saving initiatives, which more than offset the effects of inflation. Strong margin rates are also supported by favorable product mix, including higher industrial equipment sales, and a shift to direct channel sales.
Operating Expense
Selling and Administrative Expense
Selling and administrative expense ("S&A expense") was $92.9 million for the second quarter of 2024, an increase of $5.9 million compared to the second quarter of 2023. As a percentage of net sales, S&A expense for the second quarter of 2024 increased 110 basis points to 28.1% from 27.0% in the second quarter of 2023. The S&A expense increase was driven by higher costs linked to our strategic investments and higher compensation and benefits expense related to incremental resources to support the Company's enterprise growth strategy.
S&A expense was $182.8 million for the first six months of 2024, an increase of $14.1 million compared to the first six months of 2023. S&A expense as a percentage of net sales for the first six months of 2024 increased 160 basis points to 28.5% from 26.9% in the first six months of 2023. The S&A expense increase was driven by higher costs linked to our strategic investments and higher compensation expense related to incremental resources to support the Company's enterprise growth strategy.
Research and Development Expense
Research and development expense ("R&D expense") was $11.2 million, or 3.4% of net sales, for the second quarter of 2024, with R&D expense as a percentage of net sales increasing 60 basis points compared to the second quarter of 2023. R&D expense was $21.3 million, or 3.3% of net sales, for the first six month of 2024, increasing 60 basis points compared to the first six months of 2023.
We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovative leadership position.
Total Other Expense, Net
Interest Expense, Net
Interest expense, net was $2.5 million in the second quarter of 2024 compared to $4.0 million in the same period of 2023. The decrease was the result of lower weighted average outstanding borrowings. The following table compares the debt levels, average interest rate, interest income and interest expense for the three and six months ended June 30, 2024 and 2023, respectively (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted Average Outstanding Borrowings	$214.6	$295.9	$214.1	$306.0
Average interest rate	6.50%	6.28%	6.33%	6.04%
Interest expense	3.5	4.6	6.8	9.2
Interest income	(1.0)	(0.6)	(1.9)	(1.5)
Interest expense, net	$2.5	$4.0	$4.9	$7.7

Our debt portfolio as of June 30, 2024 was comprised of debt predominately in U.S. dollars. The Company manages its floating rate debt exposure using fixed rate interest rate swaps to reduce the Company's risk of the possibility of increased interest costs. The Company has an aggregate $120.0 million notional amount of interest rate swaps that exchange a variable rate of interest for a fixed rate of interest of 4.076% over the term of the agreements.
Net Foreign Currency Transaction Gain
Net foreign currency transaction gain was $0.7 million in the second quarter of 2024 compared to $1.0 million in the second quarter of 2023. Net currency transaction gain was $0.5 million in the first six months of 2024 compared to a gain of $0.9 million in the first six months of 2023. The favorable impact in both periods was primarily due to the strengthening of the U.S. dollar relative to the Euro and other currencies.
Income Taxes
The effective tax rate for the second quarter of 2024 was 24.4% compared to 21.6% for the second quarter of 2023. The increase was primarily due to an increase in nondeductible executive compensation and unfavorable changes in the mix in forecasted earnings by country.
The effective tax rate for the first six months of 2024 was 21.8% compared to 22.7% for the first six months of 2023. The decrease was primarily due to an increase in discrete tax benefits associated with share-based compensation partly offset by an increase in nondeductible executive compensation.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the U.S.
Backlog
Backlog is one of the many indicators of business conditions in the Company's markets. Our order backlog was $110.0 million at June 30, 2024 compared to $186.2 million at December 31, 2023. The decrease was the result of the Company's ability to obtain key component parts and drive strong production levels. Backlog includes orders that can be cancelled or postponed at the option of the customer at any time without penalty.
Liquidity and Capital Resources
Liquidity
Cash, cash equivalents and restricted cash totaled $84.6 million at June 30, 2024 compared to $117.1 million as of December 31, 2023. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.2 as of June 30, 2024 and 2.1 as of December 31, 2023. Our primary working capital, which is comprised of accounts receivable, inventories and accounts payables, was $329.8 million as of June 30, 2024 and $312.1 million as of December 31, 2023. Our debt-to-capital ratio was 25.4% as of June 30, 2024 compared to 25.8% as of December 31, 2023.
As of June 30, 2024, we had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $321.8 million of unused borrowing capacity on our revolving facility.
Cash Flow from Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2024 was $21.5 million compared to net cash provided by operating activities of $70.2 million during the six months ended June 30, 2023. The decrease was the result of consumption of working capital and spend on our ERP modernization project, which was partly offset by strong operating performance.

Cash Flow from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2024 was $64.9 million compared to net cash used by investing activities of $12.0 million during the six months ended June 30, 2023. The increase in cash outflows was primarily driven by cash used for the investment in Brain Corp of $32.1 million and cash used, net of cash acquired, for the acquisition of TCS of $25.7 million.
Cash Flow from Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2024 was $12.4 million compared to net cash used by financing activities of $38.1 million during the six months ended June 30, 2023. The increase in cash inflows was primarily driven by proceeds from exercises of stock options and net proceeds from borrowings, partly offset by share repurchases and dividend payments.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases are made from time to time in the open market or through privately negotiated transactions. 731,174 shares remain authorized under the most recent share repurchase program approved by the Board of Directors on October 31, 2016.

For the Quarter Ended June, 2024	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2024	204	$121.80	—	808,688
May 1-31, 2024	65,772	$104.53	60,692	747,996
June 1-30, 2024	16,822	$101.07	16,822	731,174
Total	82,798	$103.44	77,514	731,174
(1)Includes 5,132 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

Item #	Description	Method of Filing
3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3,2 to the Company’s Form 8-K dated January 19, 2023.
3.3	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
10.1	Tennant Company Amended and Restated 2020 Stock Incentive Plan	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders filed March 21, 2024.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101	The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; (v) Consolidated Statements of Equity for the six months ended June 30, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements	Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 8, 2024	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

HIDDEN IXBRL