Form 10-K
period 2024-12-31
TENNANT CO
filed 2025-02-18
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024, was $1,846,101,525.
As of January 31, 2025, there were 18,816,067 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2025 annual meeting of shareholders (the “2025 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2024
ANNUAL REPORT
Form 10–K
PART I
ITEM 1 – Business
General Development of Business
Founded in 1870 by George H. Tennant, Tennant Company ("the Company, we, us, or our"), headquartered in Eden Prairie, Minnesota, is a world leader in designing, manufacturing and marketing of solutions that help create a cleaner, safer and healthier world. Tennant was incorporated as a Minnesota corporation in 1909 and began as a one-man woodworking business, eventually evolving into a successful wood flooring and wood products company, and finally into a manufacturer of floor cleaning equipment. Throughout its history, the Company has remained focused on advancing its industry by aggressively pursuing new technologies and creating a culture that celebrates innovation.
Today, the Company has 11 global manufacturing locations and operates in three geographic areas including the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC"). We aggregate our operating segments into one reportable segment that consists of the design, manufacture, sale and servicing of products used primarily in the maintenance of nonresidential surfaces.

Our commitment to innovation and excellence extends across every aspect of our business—from product development and customer service to manufacturing and marketing. We prioritize delivering high-performance solutions that minimize waste, lower costs, enhance safety, and advance sustainability objectives. By dedicating resources to research, development and engineering, we continuously refine existing products and introduce new ones that align with evolving market demands.

Over the past century, we have expanded our brand portfolio, diversified our product offerings, and advanced our technologies through innovation and strategic acquisitions. This disciplined approach to growth ensures that each acquisition complements our existing capabilities and adds value by enhancing our product range or improving technological expertise.
Principal Products, Markets and Distribution
The Company offers products and solutions consisting of manual and autonomous mechanized cleaning equipment for both industrial and commercial use, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair services, and business solutions such as financing, rental and leasing programs, and machine-to-machine asset management solutions. The Company is committed to developing cleaning technologies which increase cleaning productivity. We have strong brand presence in the global markets we serve, offering both premium and mid-tier products for each region to meet customer needs.
The Company's products are used in many types of environments including: retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, and more. The Company markets its offerings under the following brands: Tennant®, Nobles®, Alfa Uma Empresa Tennant™, IPC, Gaomei and Rongen brands as well as private-label brands. The Company has a portfolio of differentiated technology solutions that includes IRIS® as an asset management solution, ec-H2O NanoClean® as a detergent-free cleaning solution, and ReadySpace® as a rapid-drying carpet cleaning technology. The Company's more than 40,000 customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

The Company has an extensive global field service network. We sell products directly in 21 countries and through distributors in more than 100 countries.
Raw Materials and Component Parts
Steel, metal alloys and resin are the primary raw materials used to manufacture our mechanized cleaning equipment. We purchase various component parts, electronics and services used in production and product development processes from third parties.
Our industry continues to be impacted by input cost inflation, supply chain disruptions and other global macroeconomic challenges. While in recent years we experienced material increases to input costs and supply chain disruptions, during 2024, we experienced some moderation in input cost inflation and increased supply chain stability, which we expect to continue into 2025.
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
Research and Development
Research and development expenses include scientific research costs such as salaries, prototypes, shop supplies, testing, technical information technology and administrative expenditures as well as an allocation of corporate costs. We conduct research and development activities to develop new products and to enhance the functionality, effectiveness, ease of use and reliability of our existing products. We believe that our research and development efforts have been, and continue to be, key drivers of our success in the marketplace, and we continue to explore new technologies and methodologies that help improve the efficiency and sustainability of our products.
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
Competition
Public industry data concerning global market share is limited; however, through an assessment of validated third-party sources and sponsored third-party market studies, the Company is confident in its position as a world-leading manufacturer of floor maintenance and cleaning equipment. Several global competitors compete with the Company in virtually every geography of the world. Additionally, small regional competitors are also significant competitors who vary by country, vertical market, product category or channel. The Company primarily competes by offering a diverse range of high-quality, innovative products supported by an extensive sales and service network in major markets.

Human Capital
As of December 31, 2024, we had 4,632 employees worldwide, of which approximately 42.5% are located in the U.S. Our employees are guided by our vision to design, manufacture and market sustainable solutions that help create a cleaner, safer and healthier world.

Ethics and Employee Safety

Tennant Company is committed to fostering and upholding a culture of integrity and stewardship among our employees, distributors, and other business partners. We expect our employees not only to be aware of Tennant's ethical standards, but actively contribute to maintaining them. Tennant has a Code of Conduct and other internal and public facing policies addressing ethics and compliance, and conducts annual Code of Conduct training to empower our employees with the knowledge and tools to make ethical decisions in their roles. We understand the importance of fostering an environment where concerns can be raised without fear of reprisal. To facilitate this, we offer various avenues for reporting concerns, including a dedicated ethics hotline accessible both via phone and online.

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
To support employee development, we have deployed a number of resources and development tools for all employees. We also provide leaders access to on-demand eLearnings and targeted live training sessions. In addition, we engage in annual talent conversations to help identify, develop, and deploy talent to achieve our objectives and address talent risks.
We believe employee feedback is key to engagement, and we survey our employees regularly. Also, we provide other feedback and engagement avenues such as all-employee quarterly town halls and leadership meetings. We take action to drive improvement in our ability to engage and retain talent.
Diversity, Equity, and Inclusion ("DE&I")

Tennant Company believes that an inclusive and diverse workforce contributes to our business success. The inclusion of diverse perspectives enables innovation and our ability to serve customers. We continue our DE&I focus through strategies which engage and educate our employees and promote inclusion.

Tennant Company proudly continues our commitment to be an equal opportunity employer. We make employment decisions based on the basis of individual skill, ability, reliability, productivity, and other factors important to performance.

Women represent 43% of our executive management team and 33% of our Board of Directors as of December 31, 2024.
Gender Equitable Pay

Tennant Company annually performs a gender wage gap for its United States employees that controls for title, grade and work location, which are legitimate and non-discretionary reasons for pay differences. The most recent assessment found that the median total income for females was 99.9% of the median total income for males, suggesting there is no evidence of a gender pay gap in the United States at Tennant Company.

Employee Gender Statistics
The following table represents employees by region and gender as of December 31, 2024:

	Female	Male	Total
Americas	493	1,961	2,454
Europe, Middle East, Africa	479	1,220	1,699
Asia Pacific	139	340	479
Total	1,111	3,521	4,632
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
Barb Balinski, Senior Vice President, Chief Transformation Officer
Barb Balinski (61) has served as the Company's Senior Vice President, Chief Transformation Officer since May 2024. Ms. Balinski joined the Company in 2018 as Vice President of Engineering and in March 2021, she was named Senior Vice President, Innovation and Technology, leading Research & Development (R&D), Marketing, and Information Technology (IT) functions for Tennant Company. Prior to joining Tennant, Ms. Balinski held leadership positions of increasing responsibility with the engineering team for the Integrated Business Units at Whirlpool Corporation, a multinational manufacturer of home appliances, from 2005 to 2017, most recently as Director, Product Development, from 2013 to 2017. Prior to Whirlpool Corporation, she spent eleven years with Saturn Corporation, a subsidiary of General Motors.
Brock R. Christianson, Senior Vice President, Chief Human Resources Officer
Brock R. Christianson (55) joined the Company in November 2023 as Senior Vice President, Chief Human Resources Officer. From 2017 to October 2023, Mr. Christianson served in various Human Resources Vice President roles at Thrivent, a Fortune 500 financial services company. He held senior positions at Honeywell International from 2011 to 2017, including global Vice President of HR for the Environmental, Combustion, and Controls business unit. From 1998 to 2011, he worked at Medtronic, a global healthcare technology leader, where he held HR leadership roles in corporate, business units, and EMEA. Prior to Medtronic, he held HR and consulting roles with Emerson Electric and Ernst & Young.

Kristin A. Erickson, Senior Vice President, General Counsel and Corporate Secretary
Kristin A. Erickson (52) has served as the Company's Senior Vice President, General Counsel and Corporate Secretary since December 2020. Ms. Erickson joined the Company's legal department in April 2008, serving in roles of increasing responsibility, including as Vice President, Deputy General Counsel and Chief Compliance Officer from 2019 to 2020, and as Interim General Counsel and Corporate Secretary in 2020. Prior to joining Tennant in 2008, she served as Senior Counsel and Assistant Secretary for MoneyGram International, Inc., from 2004 to 2008. She started her career as a corporate attorney for Lindquist & Vennum, PLLP (n/k/a Ballard Spahr LLP).
David W. Huml, President and Chief Executive Officer
David W. Huml (56) has served as the Company's President and Chief Executive Officer since March 2021, after serving as Chief Operating Officer from March 2020 to March 2021. Mr. Huml joined the Company in November 2014 as Senior Vice President, Global Marketing and was named President and Chief Executive Officer March 1, 2021. In January 2016, he also assumed oversight for the Company's APAC business unit, and in January 2017, he assumed oversight for the Company's EMEA business. From 2006 to October 2014, he held various positions with Pentair plc, a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products, most recently as Vice President, Applied Water Platform. From 1992 to 2006, he held various positions with Graco Inc., a designer, manufacturer and marketer of systems and equipment to move, measure, control, dispense and spray fluid and coating materials, including Worldwide Director of Marketing, Contractor Equipment Division
Patrick W. Schottler, Senior Vice President, Chief Marketing and Technology Officer
Patrick W. Schottler (45) has served as the Company's Senior Vice President, Chief Marketing and Technology Officer since May 2024. Mr. Schottler joined the Company in 2011 as Senior Program Manager. After holding leadership roles in R&D and regional business development, he was named Vice President and General Manager of the Asia-Pacific Business Unit in 2017, a role he held for five years before assuming responsibility for the Company's global marketing and product management functions in 2022. Prior to joining Tennant Company, Mr. Schottler spent over a decade at Honeywell, where he held leadership roles in product development.
Fay West, Senior Vice President, Chief Financial Officer
Fay West (55) joined the Company in April 2021 as Senior Vice President and Chief Financial Officer. Prior to joining Tennant, she was Senior Vice President and Chief Financial Officer of SunCoke Energy, Inc., a raw material processing and handling company, from 2014 to 2021. Before joining SunCoke Energy, Inc., in 2011, as Vice President and Controller, she was Assistant Controller at United Continental Holdings, Inc. Prior to that role, she served in several leadership roles at PepsiAmericas, Inc., including Vice President of Accounting and Financial Reporting, and Director of Financial Reporting. Prior to joining PepsiAmericas, Inc., she was Vice President and Controller of GATX Rail Company.
Richard H. Zay, Senior Vice President, Chief Commercial Officer
Richard H. Zay (54) has served as the Company's Senior Vice President, Chief Commercial Officer since March 2021. Mr. Zay joined the Company in June 2010 as Vice President, Global Marketing and was named Senior Vice President, Global Marketing in October 2013 and Senior Vice President of the Americas business unit for the Company in 2014. In 2018, he assumed responsibility for Tennant Research and Development as well. From 2006 to June 2010, he held various positions with Whirlpool Corporation, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, he held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.

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
Our product sales are sensitive to declines in capital spending by our customers. Decreased demand for our products could result in decreased revenues, profitability and cash flows and may impair our ability to maintain our operations and fund our obligations to others. In the event of a continued long-term economic downturn in the U.S. or other global economies, our revenues could decline to the point that we may have to take cost-saving measures. In addition, other fixed costs would have to be reduced to a level that is in line with a lower level of sales. A long-term economic downturn that puts downward pressure on sales could also negatively affect investor perception relative to our publicly stated profit targets.
Our operations could be adversely affected by global economic volatility, geopolitical tensions, and regulatory changes.
International operations could be adversely affected by changes in economic, political, regulatory, and social conditions, especially in Russia, China, the Middle East, and other developing or emerging markets where we do business. An economic downturn in the businesses or geographic areas in which we distribute our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations.
Tariffs and other trade protection measures, anti-bribery and anti-corruption regulations, restrictions on repatriation of earnings and cash, currency controls implemented by foreign governments, differing intellectual property rights and changes in legal and regulatory requirements that restrict the sales of products or increase costs could adversely affect our results of operations. Tariffs may decrease the competitiveness of our products in foreign markets or foreclose our sales entirely into those markets. We could experience a negative impact on our operating results, profitability, customer relationships and future cash flows.
Our global operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.
Due to the international scope of our operations, we are subject to a complex system of commercial, tax, compliance and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade, tax compliance, data privacy, sustainability, labor and safety and anti-corruption, including the U.S. Foreign Corrupt Practices Act, and similar laws from other countries. Our numerous foreign subsidiaries and affiliates are governed by laws, rules and business practices that differ from those of the U.S., but because we are a U.S.-based company, oftentimes they are also subject to U.S. laws which can create a conflict. Despite our due diligence, there is a risk that we do not have adequate resources or comprehensive processes to stay current on changes in laws or regulations applicable to us worldwide and maintain compliance with those changes. Increased compliance requirements may lead to increased costs and erosion of desired profit margin. As a result, it is possible that the activities of these entities may not comply with U.S. laws or business practices or our Code of Conduct. Violations of the U.S. or local laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
Changes in foreign currency exchange rates could adversely impact our net sales and earnings.
Fluctuations in foreign currency exchange rates could negatively affect our net sales, earnings, and financial condition. Many of our routine transactions are conducted in foreign currencies, and changes in exchange rates have previously impacted, and may continue to impact, our sales, material costs, earnings, and the valuation of foreign-denominated assets. While the majority of our manufacturing and cost structure is based in the U.S., a decline in the value of local currencies could make it more difficult for distributors and end users to afford our products. Significant exchange rate volatility could adversely affect our operational results and overall financial stability.
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
Our sales growth, expanding geographical footprint, and reliance on sole-source vendors heighten supply chain risks, including potential credit issues among suppliers and disruptions due to limited global production capacity. Sole-sourcing increases concentration risk and vulnerability to defects in highly customized components, which could lead to quality issues, returns, or production delays. Modularization and outsourcing key component designs may further increase reliance on sole suppliers and risk loss of proprietary control.
Vendors failing to meet quality standards could harm our reputation and sales. Supply chain disruptions, cost inflation, and skilled labor shortages negatively impact financial results and gross profit margins. Wage inflation from labor shortages may persist unless mitigated effectively. Government fiscal policies, tariffs, and import restrictions could further raise costs, reduce product demand, or limit raw material sourcing.
Global supply chain disruptions, natural disasters, tariffs, and limited supplier capacity have previously caused shortages of key components, parts, and accessories. Reliance on single suppliers exacerbates these challenges. Continued or new disruptions due to financial hardship, pandemics, natural disasters, or climate change-related events could impede our ability to source necessary materials, adversely affecting production, operations, and financial performance.

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

Complications with the design or implementation of our new Enterprise Resource Planning ("ERP") system that could adversely impact our business and operations.
We rely extensively on information systems and technology to manage our business and support our growth strategy. Many of these systems require significant upgrades to align with our enterprise strategy and meet the demands of the current business environment, particularly with our focus on customer-facing technologies. However, limitations in resources and expertise may hinder our ability to upgrade these systems efficiently, potentially resulting in significant expenses, operational inefficiencies, and challenges in delivering improved technology solutions to our customers.
As part of our enterprise strategy, we are implementing a global enterprise resource planning ("ERP") system to modernize our financial and operational systems, enhance functionality, and provide timely information to management. While we anticipate increased efficiencies by standardizing processes and leveraging a common cloud-based system, the implementation process has been complex and resource-intensive, requiring substantial financial and personnel investments.
Risks associated with this migration include:
•Significant capital and operating expenditures;
•Disruptions to domestic and international supply chains;
•Disruption in customer experience;
•Delays or inaccuracies in fulfilling orders or processing payments;
•Disruption to internal controls and reporting processes; and
•Increased demands on management and staff time, potentially detracting from other corporate initiatives.
If we are unable to successfully design, implement, and stabilize the ERP system, our financial position, operational performance, and liquidity could be adversely impacted. Furthermore, ineffective system implementation or performance could comprise our internal controls over financial reporting, delay required filings, or disrupt our ability to meet operational and customer demands.
We may encounter risks to our information technology ("IT") infrastructure, such as access and security, that may not be adequately designed to protect critical data and systems from theft, corruption, unauthorized usage, viruses, sabotage or unintentional misuse.

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
We may be unable to conduct business if we experience a significant business interruption in our IT systems, manufacturing plants or distribution facilities for a significant period of time.
We rely on our IT systems, manufacturing plants and distribution facilities to efficiently operate our business. If we experience an interruption in the functionality in any of these items for a significant period of time for any reason, we may not have adequate business continuity planning contingencies in place to allow us to continue our normal business operations on a long-term basis. In addition, the increase in customer-facing technology raises the risk of a lapse in business operations. Therefore, significant long-term interruption in our business could cause a decline in sales, an increase in expenses and could adversely impact our financial results.
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
We may encounter risks related to our business transformation and strategic initiatives.
Our ability to achieve growth, competitiveness, and long-term successes depends on the effective execution of our ongoing business transformation and global strategies. However, the scope and complexity of these initiatives present significant risks. Challenges in managing this transformation effectively could result in operational disruptions, delays, or failure to realize anticipated benefits. Specific risks include:
•Employee resistance and retention challenges: employees may resist changes due to concerns for job security, discomfort with new technologies and processes, or misalignment with organizational priorities.

Ineffective execution of our employee value proposition strategy could exacerbate these issues, resulting in retention challenges, reduced morale, and lower workforce productivity.
•Resource constraints: successful business transformation requires adequate financial, human, and technological resources. Insufficient or ineffective allocation of these resources could impede our ability to execute transformation initiatives.
Completion of our business transformation may take longer than expected, and there is no guarantee that the intended outcomes will be fully realized or realized within the anticipated timeframe. If we are unable to effectively manage these risks, our business, financial condition and operating results may be materially and adversely affected.
ITEM 1B – Unresolved Staff Comments
None.
ITEM 1C – Cybersecurity
Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity processes to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Our approach to assessing, prioritizing, and effecting cybersecurity processes and projects is based on standards from the National Institute of Standards and Technology ("NIST").
We have established an enterprise risk management ("ERM") program that considers our enterprise strategy, information from internal stakeholders, and information from external sources (e.g., emerging risks and trends, evaluations by third parties, and best practices) to identify, assess, categorize, and monitor risks including cybersecurity risks. The ERM program develops enterprise risk profiles to address individual risk drivers, develop action plans, and monitor against key risk indicators. At least annually, the ERM program is presented to our Board, Audit Committee, and members of management.
We have strategically integrated cybersecurity risk management into our broader ERM program to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes. Our strategy includes regular employee training and awareness on cybersecurity risks and related best practices, required password complexity, the use of multi-factor authentication, information security protocols, anti-virus and anti-ransomware software, a patch management program, the execution of tabletop exercises on a periodic basis, established policies and protocols for cyber incident response planning and reporting, and ongoing internal cybersecurity testing. Our risk management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.
We test our ability to respond to cybersecurity incidents on a recurring basis. Additionally, we engage third-party service providers to assist with the ongoing monitoring for cybersecurity events and incidents, as well as to complete risk quantification analysis and perform penetration and vulnerability testing. If any gaps are identified, the third-party service providers also assist with incident assessment and response. We conduct thorough up-front security assessments of all third-party providers before engagement, led by our Vice President, Chief Information Office ("CIO") and our cybersecurity team, and we maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This approach is designed to mitigate risks related to security incidents originating from third parties.
We have not encountered cybersecurity incidents or identified risks from cybersecurity threats that have materially impaired our operations or financial standing.
Governance
Within our organization, we have a management team responsible for assessing and managing cybersecurity risks. The team is led by our CIO and consists of the Cyber Security Incident Response Team ("CSIRT") and internal audit personnel. The CSIRT is comprised of IT management and experienced cybersecurity personnel. The role of the CSIRT is to promptly handle an incident so that containment, investigation, and recovery can occur quickly. Where third-party services are leveraged, they ensure they are engaged as necessary. The CSIRT Leader oversees and prioritizes actions during an incident's detection, analysis, and containment. They are also responsible for conveying the special requirements of high severity incidents to the rest of the organization as well as communicating potential impacts to the CIO. Additionally, they are responsible for understanding the service level agreements ("SLAs") in place with third parties, and the role third parties may play in specific response scenarios. Effective February 2, 2024, our CIO retired from employment and continued to serve as our CIO as a contractor through May 2024. During that time, he continued his existing duties including oversight and management of cybersecurity risk. In June 2024, the Company announced the hiring of a new CIO who will lead the enterprise technology team. The new CIO has over 30 years of experience in IT, enterprise security, and cyber risk management and has previously held global IT infrastructure and business solutions roles. In addition, our CSIRT Leader has 30 years of technology and cybersecurity experience and has previously held data security and global IT infrastructure positions at risk management and asset protection services companies.
The CIO and CSIRT, in combination with the Senior Vice President, Chief Transformation Officer and CEO, play a pivotal role in informing the Audit Committee of the Board of Directors on cybersecurity risks. The Audit Committee is central to the Board's oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of Board members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.
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
ITEM 2 – Properties
The Company’s corporate offices are owned by the Company and are located in the Minneapolis, Minnesota metropolitan area. Manufacturing facilities located in Golden Valley, Minnesota; Holland, Michigan; Uden, The Netherlands; and the Italian cities of Venice, Cremona and Reggio Emilia and in the Province of Padua are owned by the Company. Manufacturing facilities located in Louisville, Kentucky; São Paulo, Brazil; Hefei, China; and another facility in the Province of Padua are leased to the Company. In addition, we use a dedicated, third-party plant in Germany that specially manufactures heavy-duty stainless steel scrubbers and sweepers to IPC designs. IPC also owns a minor tools and supplies assembly operation in China to service local customers. The facilities are in good operating condition, suitable for their respective uses and adequate for current needs.
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

ITEM 3 – Legal Proceedings
Refer to Note 16. Commitments and Contingencies in the consolidated financial statements.
ITEM 4 – Mine Safety Disclosures
Not applicable.

PART II
ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION – Tennant's common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of February 7, 2025, there were 246 shareholders of record.
DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 80 consecutive years. Tennant’s annual cash dividend payout increased for the 53rd consecutive year to $1.135 per share in 2024, an increase of $0.06 per share over 2023. Dividends are generally declared each quarter. On February 11, 2025, the Company announced a quarterly cash dividend of $0.295 per share payable March 14, 2025, to shareholders of record on February 28, 2025.
DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.
TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:
Equiniti Trust Company
Shareowner Services
P.O. Box 64874
St. Paul, MN 55164-0854
(800) 468-9716
SHARE REPURCHASES – Share repurchases are made from time to time in the open market or through privately negotiated transactions. During the twelve months ended December 31, 2024, the Company paid $19.6 million to repurchase 198,352 shares of its common stock. On October 31, 2016, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. Under the share repurchase program, 623,061 shares remain authorized.

For the Quarter Ended December 31, 2024	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
October 1–31, 2024	—	$—	—	651,059
November 1–30, 2024	28,505	$89.29	27,998	623,061
December 1–31, 2024	—	$—	—	623,061
Total	28,505	$79.50	27,998	623,061
(a)Includes 507 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.
(b)On February 11, 2025, the Board of Directors authorized the repurchase of up to 2,000,000 shares. For further information regarding stock repurchase activity, see Note 14 Shareholders' Equity to the consolidated financial statements.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock to two indices: S&P SmallCap 600 and S&P 500 Industrials (Sector). The graph below compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2019, including the reinvestment of all dividends.

5-YEAR CUMULATIVE TOTAL RETURN COMPARISON
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2019
2020
2021
2022
2023
2024
Tennant Company
S&P SmallCap 600 Index
S&P 500 Industrials (Sector) (TR)

	2019	2020	2021	2022	2023	2024
Tennant Company	$100	$91	$107	$82	$126	$112
S&P SmallCap 600	$100	$111	$141	$118	$137	$149
S&P 500 Industrials (Sector) (TR)	$100	$111	$135	$127	$150	$176
Source: Zacks Investment Research, Inc.
ITEM 6 – [Reserved]

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides a comparison of the Company's results of operations, as well as liquidity and capital resources for the years ended December 31, 2024 and 2023. The MD&A should be read in conjunction with the Company's consolidated financial statements and notes included in Item 8 of this Annual Report. Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including financial measures that are not defined under generally accepted accounting principles ("GAAP") in the U.S. Net sales excluding foreign currency translation (i.e., organic sales) is not a measure of financial performance under GAAP; however, the Company believes it is useful in understanding its financial results and provides comparable measures for understanding the operating results of the Company between different periods.

The year-over-year comparisons in this MD&A are as of and for the years ended December 31, 2024 and December 31, 2023, unless stated otherwise. The discussion of 2022 results and related year-over-year comparisons as of and for the years ended December 31, 2023 and December 31, 2022 are found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Form 10-K for the year ended December 31, 2023.
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
Macroeconomic Events
Recent geopolitical and macroeconomic events have led to economic uncertainty and volatility globally. Additionally, shifts in the U.S. and international government policies and priorities such as changes in tariffs, trade barriers, and price and exchange controls could impact demand for our products and services, disrupt supply chain, and ultimately have an adverse effect on our business.
Our business is influenced by customer spending and global demand for our products. We are closely monitoring challenging business conditions in APAC, especially in China, which continues to experience market saturation, leading to decreased demand for our mid-tier products and heightened pricing pressures in the region. In Australia, there are signals of reduced demand as customers are delaying equipment orders or moving to rental units. To address these pressures, we've implemented adaptive measures, such as streamlining operations and refining cost management strategies.
Amid the uncertainty of a slowing global economy, global inflation, and geopolitical challenges, we continue to remain focused on long-term resilience. While we are unable to predict the full effect of these geopolitical and macroeconomic events and how they might evolve, we are committed to supporting our customers, maintaining operational stability, and navigating the volatile global landscape with a focus on sustainable growth.
See the "Risk Factors" section in Part I, Item 1A of this Annual Report for further discussion of the possible impact of the above conflicts and macroeconomic events on our business and financial results.
Outlook
As we look ahead to 2025, while we expect to face a significant backlog headwind in 2025, the underlying business continues to drive year-over-year order growth. Given the robust reception to our recent product introductions and a solid pipeline of upcoming products, combined with expanded go-to-market strategies and a disciplined pricing approach, we are well positioned to continue to execute our enterprise growth strategy effectively.
Historical Results
The following table compares the historical results of operations for the years ended December 31, 2024, and 2023 in dollars and as a percentage of net sales (in millions, except per share amounts and percentages):

	2024	%	2023	%
Net sales	$1,286.7	100.0	$1,243.6	100.0
Cost of sales	736.7	57.3	715.8	57.6
Gross profit	550.0	42.7	527.8	42.4
Selling and administrative expense	391.9	30.5	352.6	28.4
Research and development expense	43.8	3.4	36.6	2.9
Operating income	114.3	8.9	138.6	11.1
Interest expense, net	(9.1)	(0.7)	(13.5)	(1.1)
Net foreign currency transaction gain	0.1	—	0.3	—
Other expense, net	(0.5)	—	(1.6)	(0.1)
Income before income taxes	104.8	8.1	123.8	10.0
Income tax expense	21.1	1.6	14.3	1.1
Net income	83.7	6.5	109.5	8.8
Net income per share - diluted	$4.38		$5.83
Net Sales
Consolidated net sales in 2024 totaled $1,286.7 million, a 3.5% increase as compared to consolidated net sales of $1,243.6 million in 2023. The components of the consolidated net sales change were as follows:

Twelve Months Ended December 31,
2024 vs. 2023
Price	2.5%
Volume	0.7%
Organic growth	3.2%
Acquisitions	0.7%
Foreign currency	(0.4)%
Total growth	3.5%
The 3.5% increase in consolidated net sales was driven by:
•Organic sales growth of 3.2% attributed to price realization across all regions, favorable product and channel mix, and higher equipment sales in the Americas, partly offset by volume declines in the EMEA and APAC regions;
•Inorganic sales growth of 0.7% driven by the acquisition of TCS; partly offset by
•A net unfavorable impact from foreign currency exchange of approximately 0.4%.

The following table sets forth annual net sales by geographic area and the related percentage change from the prior year (in millions, except percentages):

	2024	%	2023	%
Americas	$888.5	5.7	$840.3	7.2
Europe, Middle East and Africa (EMEA)	318.5	1.3	314.4	(9.1)
Asia Pacific (APAC)	79.7	(10.3)	88.9	(15.8)
Total	$1,286.7	3.5	$1,243.6	0.1
Americas
Net sales in the Americas were $888.5 million in 2024, an increase of 5.7% from 2023 driven by:
•Organic sales growth of 6.3%, primarily due to price realization and volume increases in equipment and service, partly offset by volume declines in parts and consumables in North America; and
•A net unfavorable impact from foreign currency exchange of approximately 0.6%.
Europe, Middle East and Africa ("EMEA")
EMEA net sales were $318.5 million in 2024, an increase of 1.3% from 2023 driven by:
•Inorganic sales growth of 2.6% driven by the acquisition of TCS;
•A net favorable impact from foreign currency exchange of approximately 0.3%; partly offset by
•Organic sales decrease of 1.6%, primarily due to volume declines in both equipment sales and parts and consumables, partly offset by price realization in all categories. EMEA volumes were impacted by weak economic conditions and a small contribution from backlog reduction.
Asia Pacific ("APAC")
APAC net sales were $79.7 million in 2024, a decrease of 10.3% from 2023 driven by:
•Organic sales decrease of 9.5%, primarily driven by volume declines partly offset by price realization in China and Australia; and
•A net unfavorable impact from foreign currency exchange of approximately 0.8%.
Backlog
Backlog is one of the many indicators of business conditions in the Company's markets. Our order backlog was approximately $61.5 million at December 31, 2024, compared to $186.2 million at December 31, 2023. From 2020 to 2022, our backlog grew to unusually high levels due to supply chain constraints resulting from the COVID-19 pandemic. This trend began to reverse in 2023 as supply chain conditions improved, allowing us to obtain key component parts and increase production levels. As a result, our order backlog at December 31, 2024 reflects a return to normalized levels.
Gross Profit
Gross profit margin of 42.7% was 30 basis points higher in 2024 compared to 2023. The margin rate increase was the result of pricing and cost-out initiative efforts, which outpaced the impact of inflation in the year. Strong margin rates are also supported by favorable product mix, including the reduction of industrial equipment backlog in the first half of 2024.
Operating Expenses
Selling and Administrative Expense
Selling and Administrative expense ("S&A expense") was $391.9 million in 2024, an increase of $39.3 million compared to 2023. As a percentage of net sales, S&A expense in 2024 increased 210 basis points to 30.5% from 28.4% in 2023. The S&A expense increase was primarily driven by Enterprise Resource Planning

("ERP") modernization costs, legal contingency costs related to an intellectual property dispute, restructuring-related charges associated with our global workforce realignment, and transaction and integration costs.
Research and Development Expense
Research and Development ("R&D") expense was $43.8 million, or 3.4% of net sales, in 2024, with R&D as a percentage of sales increasing 50 basis points compared to 2023.
We continue to invest in developing innovative products and technologies at levels necessary to propel our technology, innovative leadership position and drive growth.
Total Other Expense, Net
Interest Expense, Net
Interest expense, net was $9.1 million in 2024, a decrease of $4.4 million compared to 2023. The decrease was the result of lower weighted average outstanding borrowings. The following table compares the weighted average outstanding borrowings, average interest rate, interest expense and interest income for the years ended December 31 (in millions, except percentages):

	2024	2023
Weighted Average Outstanding Borrowings	$211.8	$270.4
Average interest rate	6.42%	6.27%
Interest expense	13.6	17.0
Interest income	(4.5)	(3.5)
Interest expense, net	$9.1	$13.5
Our debt portfolio as of December 31, 2024 was comprised of debt predominately in U.S. dollars. The Company manages its floating rate debt exposure using fixed rate interest rate swaps to reduce the Company's risk of the possibility of increased interest costs.
Foreign Currency Transaction Gain/Loss
Net foreign currency transaction gain was $0.1 million in 2024, compared to a $0.3 million gain in 2023. The favorable impact was primarily due to hedging gains on foreign denominated receivables.
Income Taxes
The effective tax rate for 2024 was 20.1% compared to 11.6% in 2023. The increase in the effective tax rate was primarily driven by the value of certain non-cash exceptional tax items. Both the 2024 and 2023 tax rates include benefits related to a reduction to a deferred tax liability on undistributed foreign earnings as those cumulative earnings were reduced by current year statutory book losses. We do not expect similar benefits in future years. These non-cash events had impacts of (3.7%) in 2024 and (12.0%) in 2023. Absent these benefits the effective tax rate for 2024 and 2023 would be 23.8% and 23.6%, respectively.
In December 2021, the Organization for Economic Cooperation and Development ("OECD"), which is an international public policy setting organization comprised of member countries including the U.S., published a proposal for the establishment of a global minimum tax rate of 15% (the "Pillar Two rule"). Member states have begun implementing the rules through local legislation and the OECD continues to refine technical guidance. Member states have begun implementing the rules through local legislation and the OECD continues to refine technical guidance. We have considered the applicable developments under the Pillar Two rules and there is no material impact on the 2024 consolidated financial statements.
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
Cash, cash equivalents and restricted cash totaled $99.8 million at December 31, 2024, as compared to $117.1 million as of December 31, 2023. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.0 as of December 31, 2024 and 2.1 as of December 31, 2023. Our primary working capital, which is comprised of accounts receivable, inventories and accounts payable was $316.0 million as of December 31, 2024 and $312.1 million as of December 31, 2023. Our debt-to-capital ratio was 24.3% as of December 31, 2024, compared to 25.8% as of December 31, 2023.
As of December 31, 2024, we had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $449.3 million of unused borrowing capacity on our revolving facility.
On February 11, 2025, the Company's Board of Directors authorized a quarterly cash dividend of $0.295 per share payable on March 14, 2025, to shareholders of record at the close of business on February 28, 2025.
Cash Flow from Operating Activities
Net cash provided by operating activities in 2024 was $89.7 million compared to net cash provided by operating activities of $188.4 million in 2023. The decrease in cash provided was the result of consumption of working capital, mainly related to inventories, accounts receivable and bonus payouts, and spend on our ERP modernization project of $37.3 million.
Cash Flow from Investing Activities
Net cash used in investing activities in 2024 was $78.4 million compared to net cash used in investing activities of $23.2 million in 2023. The increase in cash outflows was primarily driven by cash used for the investment in Brain Corp of $32.1 million and cash used, net of cash acquired, for the acquisition of TCS of $25.7 million.
Cash Flow from Financing Activities
Net cash used in financing activities in 2024 was $25.2 million compared to net cash used in financing activities of $122.6 million in 2023. The decrease in cash outflows was primarily driven by proceeds from exercises of stock options decreased net repayments of borrowings, partly offset by dividend payments and share repurchases.
Stock Repurchase Program
On February 11, 2025, our board of directors authorized the repurchase of up to 2,000,000 shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on October 31, 2016 (the "Program"). Share repurchases may be made on an opportunistic basis through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares, and there is no set date that the program will expire. Our board of directors, at its discretion, may increase or decrease the number of authorized shares or terminate the Program at any time.
During the year ended December 31, 2024, we repurchased 198,352 shares under the Program, with 623,061 shares of common stock remaining.
For more information related to our stock repurchases, see Note 14, Shareholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Cash Requirements
The Company believes the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be sufficient to meet its short-term and long-term cash requirements. Significant contractual obligations include principal and interest payments on long-term debt (Note 9) and operating lease commitments (Note 15). We also have contractual purchase obligations of approximately $62 million for 2025.
Newly Issued Accounting Guidance
See Note 2 to the consolidated financial statements for information on newly adopted accounting pronouncements.
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
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220) - Disaggregation of Income Statement Expenses, which requires disaggregation of certain income statement expense captions into specified categories to be disclosed within the notes to the financial statements, but does not change the expense captions on the consolidated income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
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
When we perform a qualitative goodwill test, we analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative test indicates there may be an impairment, we perform the quantitative test, which measures the amount of the goodwill impairment, if any. To perform the quantitative test, we calculate the fair value of each reporting unit, primarily utilizing the income approach and market approach. The income approach is based on discounted cash flow models that use reporting unit estimates for forecasted future financial performance, including revenues, margins, operating expenses, capital expenditures, depreciation, amortization, tax and discount rates. The market approach is based on assumptions related to earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples. These estimates are developed as part of our planning process based on assumed growth rates, along with historical data and various internal estimates. Projected future cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated risk-adjusted weighted-average cost of capital relevant to each reporting unit.
We perform our annual goodwill impairment analysis as of October 1 and when an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying amount.
In 2024, we elected to perform the quantitative test on the EMEA and APAC reporting units. Our test indicated that the fair value was substantially in excess of its carrying value. There was no goodwill impairment in any of our reporting units as of our annual assessment date.
We had goodwill of $185.6 million and $187.4 million at December 31, 2024 and 2023, respectively.
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
Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our consolidated statements of income. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation allowance against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2024, a valuation allowance of $3.3 million was recorded against foreign and state tax credit carryforwards.

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
•Changes in foreign currency translation rates.
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
•Ability to implement our new ERP system.
•Ability to successfully protect our information technology systems from cybersecurity risks.
•Occurrence of a significant business interruption.
•Ability to maintain the health and safety of our workforce.
•Ability to complete and integrate acquisitions.
•Ability to develop and commercialize new innovative products and services.
•Ability to execute our business transformation strategy.
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
Interest Rate Risk – Our debt portfolio as of December 31, 2024, was comprised of debt predominately denominated in U.S. dollars. We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates that impact interest incurred. The Company manages its floating rate debt exposure using interest rate swaps. Fixed rate swaps are used to reduce the Company's risk of the possibility of increased interest costs.
As of December 31, 2024, the Company's financial liabilities subject to changes in interest rates are $197.5 million of our revolving credit facility borrowings. The Company entered into an aggregate $120 million notional amount of interest rate swaps effective December 1, 2022 that exchange a variable rate of interest for a fixed rate of interest of 4.076% over the term of the agreements, which mature on December 1, 2026. Assuming a hypothetical 50 basis point increase in short-term interest rates, with all other variables remaining constant, interest expense, net would have increased by approximately $0.45 million in 2024.
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

On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of December 31, 2024, these cross-currency swaps included €75.0 million of total notional value. As of December 31, 2024, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €5.3 million. The scheduled maturity and principal payment of the loan and related interest payments of €80.3 million are due in April 2027. Based on the fair value hedges outstanding as of December 31, 2024, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $7.8 million in the fair value of these contracts.
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and a wholly owned European subsidiary. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiary against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of December 31, 2024, the cross-currency swaps included €75.0 million of total notional values. These swaps are scheduled to mature in April 2027. Based on the net investment hedges outstanding as of December 31, 2024, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $7.8 million in the fair value of these contracts.
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

ITEM 8 – Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tennant Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – EMEA Reporting Unit - Refer to Notes 1 and 8 of the consolidated financial statements

Critical Audit Matter Description
The Company’s annual evaluation of goodwill for impairment involved the comparison of the EMEA reporting unit’s fair value to its carrying value. The Company determined the fair value using a combination of income and market approaches. The income approach utilized a discounted cash flow model, which required management to make significant estimates and assumptions related to forecasts of future revenue, profit margins, long-term growth rate, and discount rate. The market approach required management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. As of December 31, 2024, the goodwill balance for the EMEA reporting unit was $151.1 million. The fair value of the EMEA reporting unit exceeded its carrying value, and therefore, no impairment was recognized.
Given the significant judgments made by management to estimate the fair value of the EMEA reporting unit and the differences between its fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions regarding forecasts of future revenue, profit margins, long-term growth rate, discount rate, and EBITDA multiples required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenue, profit margins, long-term growth rate, discount rate, and EBITDA multiples for the EMEA reporting unit included the following, among others:
•We tested the effectiveness of controls over goodwill, including those over the underlying assumptions to forecast future revenue, long-term growth rate, profit margins, the selection of the discount rate, and the selection of the EBITDA multiples.
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
•With the assistance of our fair value specialists, we evaluated the valuation methodologies, the long-term growth rate and discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the long-term growth rate and discount rate selected by management.
•With the assistance of our fair value specialists, we evaluated the EBITDA multiples used in estimating fair value, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 18, 2025
We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tennant Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tennant Company and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 18, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at TCS EMEA GmbH ("TCS"), which was acquired on February 29, 2024, and whose financial statements constitute $37.2 million of total assets and $22.0 million of total revenues included within the consolidated financial statement amounts of Tennant Company as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at TCS.
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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 18, 2025

Consolidated Statements of Income
TENNANT COMPANY AND SUBSIDIARIES
(In millions, except shares and per share data)

Years ended December 31	2024	2023	2022
Net sales	$1,286.7	$1,243.6	$1,092.2
Cost of sales	736.7	715.8	671.3
Gross profit	550.0	527.8	420.9
Selling and administrative expense	391.9	352.6	306.3
Research and development expense	43.8	36.6	31.1
Gain on sale of assets	—	—	(3.7)
Operating income	114.3	138.6	87.2
Interest expense, net	(9.1)	(13.5)	(7.1)
Net foreign currency transaction gain (loss)	0.1	0.3	(1.2)
Other (expense) income, net	(0.5)	(1.6)	0.6
Income before income taxes	104.8	123.8	79.5
Income tax expense	21.1	14.3	13.2
Net income	$83.7	$109.5	$66.3

Net income per share
Basic	$4.46	$5.92	$3.58
Diluted	$4.38	$5.83	$3.55

Weighted average shares outstanding:
Basic	18,786,871	18,509,523	18,494,356
Diluted	19,096,138	18,783,633	18,697,255
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
TENNANT COMPANY AND SUBSIDIARIES
(In millions)

Years ended December 31	2024	2023	2022
Net income	$83.7	$109.5	$66.3
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of related tax (expense) benefit of $(0.2), $0.8, and $(1.2), respectively)	(29.6)	8.3	(17.9)
Pension and postretirement medical benefits (net of related tax benefit (expense) of $0.3, $(0.3), and $(1.6), respectively)	(0.9)	1.0	4.8
Derivative financial instruments (net of tax benefit (expense) of $0.0, $0.4, and $(0.3), respectively)	(0.1)	(1.4)	0.8
Unrealized gain on debt securities (net of tax benefit of $0.1, $0.0, and $0.0, respectively)	0.2	—	—
Total other comprehensive (loss) income, net of tax	(30.4)	7.9	(12.3)

Comprehensive income	$53.3	$117.4	$54.0
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES
(In millions, except shares and per share data)

December 31	2024	2023
ASSETS
Cash, cash equivalents, and restricted cash	$99.8	$117.1
Receivables, less allowances of $7.1 and $7.2, respectively	259.1	247.6
Inventories	183.8	175.9
Prepaid and other current assets	33.9	28.5
Total current assets	576.6	569.1
Property, plant and equipment, less accumulated depreciation of $310.9 and $304.0, respectively	184.4	187.7
Operating lease assets	54.6	41.7
Goodwill	185.6	187.4
Intangible assets, net	58.7	63.1
Other assets	130.2	64.4
Total assets	$1,190.1	$1,113.4
LIABILITIES AND TOTAL EQUITY
Current portion of long-term debt	$1.3	$6.4
Accounts payable	126.9	111.4
Employee compensation and benefits	60.5	67.3
Other current liabilities	103.5	88.6
Total current liabilities	292.2	273.7
Long-term debt	198.2	194.2
Long-term operating lease liabilities	36.3	27.4
Employee-related benefits	13.5	13.3
Deferred income taxes	4.9	5.0
Other liabilities	22.9	21.5
Total long-term liabilities	275.8	261.4
Total liabilities	568.0	535.1
Commitments and contingencies (Note 16)
Common stock, $0.375 par value per share, 60,000,000 shares authorized; 18,849,456 and 18,631,384 issued and outstanding, respectively	7.1	7.0
Additional paid-in capital	76.7	64.9
Retained earnings	609.7	547.4
Accumulated other comprehensive loss	(72.7)	(42.3)
Total Tennant Company shareholders' equity	620.8	577.0
Noncontrolling interest	1.3	1.3
Total equity	622.1	578.3
Total liabilities and total equity	$1,190.1	$1,113.4
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES
(In millions)

December 31	2024	2023	2022
OPERATING ACTIVITIES
Net income	$83.7	$109.5	$66.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	40.1	36.4	32.8
Amortization expense	15.0	14.7	15.9
Deferred income tax benefit	(9.8)	(26.9)	(15.6)
Share-based compensation expense	11.9	11.6	7.8
Bad debt and returns expense	3.4	3.4	2.3
Gain on sale of assets	—	—	(3.7)
Other, net	0.6	1.3	1.0
Changes in operating assets and liabilities:
Receivables	(15.0)	4.1	(46.3)
Inventories	(33.0)	14.3	(68.3)
Accounts payable	15.4	(15.3)	7.7
Employee compensation and benefits	(5.2)	22.3	(14.8)
Other assets and liabilities	(17.4)	13.0	(10.2)
Net cash provided by (used in) operating activities	89.7	188.4	(25.1)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(20.9)	(22.8)	(25.0)
Purchase of investment	(32.1)	—	—
Payments made in connection with business acquisition, net of cash acquired	(25.7)	—	—
Investment in leased assets	(0.5)	(1.2)	(4.3)
Cash received from leased assets	0.8	0.8	0.6
Proceeds from sale of assets, net of cash divested	—	—	4.1
Other, net	—	—	0.1
Net cash used in investing activities	(78.4)	(23.2)	(24.5)
FINANCING ACTIVITIES
Proceeds from borrowings	40.9	20.0	52.0
Repayments of borrowings	(42.5)	(120.0)	(19.1)
Payment of debt financing costs	(2.2)	—	—
Change in finance lease obligations	—	0.2	—
Proceeds from exercise of stock options, net of employee tax withholdings obligations of $3.8, $1.7 and $2.0, respectively	19.6	19.0	(0.9)
Dividends paid	(21.4)	(20.1)	(18.9)
Repurchases of common stock	(19.6)	(21.7)	(5.0)
Net cash (used in) provided by financing activities	(25.2)	(122.6)	8.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.4)	(2.9)	(4.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17.3)	39.7	(46.2)
Cash, cash equivalents and restricted cash at beginning of year	117.1	77.4	123.6
Cash, cash equivalents and restricted cash at end of year	$99.8	$117.1	$77.4

SUPPLEMENTAL CASH FLOW INFORMATION
Years ended December 31	2024	2023	2022
Cash paid for income taxes	$30.2	$39.5	$34.1
Cash paid for interest	$13.6	$17.1	$7.6
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	$6.4	$3.5	$4.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity
TENNANT COMPANY AND SUBSIDIARIES

(In millions, except shares and per share data)	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	18,535,116	$7.0	$54.1	$410.6	$(37.9)	$433.8	$1.3	$435.1
Net income	—	—	—	66.3	—	66.3	—	66.3
Other comprehensive loss	—	—	—	—	(12.3)	(12.3)	—	(12.3)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 27,653 shares	66,125	—	(0.9)	—	—	(0.9)	—	(0.9)
Share-based compensation	—	—	7.8	—	—	7.8	—	7.8
Dividends paid $1.015 per common share	—	—	—	(18.9)	—	(18.9)	—	(18.9)
Repurchases of common stock	(79,756)	—	(5.0)	—	—	(5.0)	—	(5.0)
Other	—	—	—	—	—	—	—	—
Balance, December 31, 2022	18,521,485	$7.0	$56.0	$458.0	$(50.2)	$470.8	$1.3	$472.1
Net income	—	—	—	109.5	—	109.5	—	109.5
Other comprehensive income	—	—	—	—	7.9	7.9	—	7.9
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 23,622 shares	400,819	—	19.0	—	—	19.0	—	19.0
Share-based compensation	—	—	11.6	—	—	11.6	—	11.6
Dividends paid $1.075 per common share	—	—	—	(20.1)	—	(20.1)	—	(20.1)
Repurchases of common stock	(290,920)	—	(21.7)	—	—	(21.7)	—	(21.7)
Balance, December 31, 2023	18,631,384	$7.0	$64.9	$547.4	$(42.3)	$577.0	$1.3	$578.3
Net income	—	—	—	83.7	—	83.7	—	83.7
Other comprehensive loss	—	—	—	—	(30.4)	(30.4)	—	(30.4)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 34,511 shares	416,424	0.1	19.5	—	—	19.6	—	19.6
Share-based compensation	—	—	11.9	—	—	11.9	—	11.9
Dividends paid $1.135 per common share	—	—	—	(21.4)	—	(21.4)	—	(21.4)
Repurchases of common stock	(198,352)	—	(19.6)	—	—	(19.6)	—	(19.6)
Balance, December 31, 2024	18,849,456	$7.1	$76.7	$609.7	$(72.7)	$620.8	$1.3	$622.1
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
Consolidation – The consolidated financial statements include the accounts of the Company and all subsidiaries in which we have a controlling financial interest. All intercompany transactions and accounts are eliminated in consolidation.
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
Use of Estimates – The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, valuing investments, and future cash flows associated with impairment testing for goodwill and other long-lived assets. Actual results could differ from our estimates.
Cash and Cash Equivalents – We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.
Restricted Cash – We have a total of $0.2 million as of December 31, 2024 and 2023 that serves as collateral backing certain bank guarantees and is therefore restricted. This money is invested in time deposits. Restricted cash is recorded in cash, cash equivalents and restricted cash on the consolidated balance sheets.
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
Cloud Computing Arrangements – We capitalize implementation costs incurred in cloud computing (i.e., hosting arrangements) during the application development phase, and depreciate the costs over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised or for which the exercise is controlled by the service provider. We classify the amortization of capitalized implementation costs in the same line item in the consolidated statements of income as the fees associated with the hosting service (i.e., operating and selling and administrative expense) and classify the related payments in the consolidated statements of cash flows in the same manner as payments made for fees associated with the hosting service (i.e. cash flows from operating activities). In addition, the capitalization of implementation costs is reflected in the consolidated balance sheets consistent with the location of prepayment of fees for the hosting element (i.e., within prepaid and other current assets). As of December 31, 2024 and 2023, there was $23.3 million and $0.2 million, respectively, recorded in prepaid and other current assets in the consolidated balance sheets. Amortization expense for the years ended December 31, 2024 and 2023 was not material.
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
Goodwill – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is allocated to our reporting units at the time of the acquisition. We analyze goodwill on an annual basis as

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
of October 1 and when an event occurs, or circumstances change that may reduce the fair value of one of our reporting units below its carrying amount. We have the option of first analyzing qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. However, we may elect to perform a quantitative goodwill impairment test even if no indications of a potential impairment exist.
During 2024, we performed a qualitative goodwill assessment on all reporting units except for Europe, Middle East and Africa ("EMEA") and Asia-Pacific ("APAC") for which we performed a quantitative goodwill assessment. Our assessments indicated that there was no goodwill impairment in any of our reporting units as of our annual assessment date.
During 2023, we performed a qualitative goodwill assessment on all reporting units. Our assessment indicated that there was no goodwill impairment in any of our reporting units as of our annual assessment date.
Intangible Assets – Intangible assets consist of definite lived customer lists, trade names and technology. Generally, intangible assets classified as trade names are amortized on a straight-line basis and intangible assets classified as customer lists or technology are amortized using an accelerated method of amortization.
Impairment of Long-Lived Assets and Assets Held for Sale – We periodically review our intangible and long-lived assets for impairment and assess whether events or circumstances indicate that the carrying amount of the assets may not be recoverable. We generally deem an asset group to be impaired if an estimate of undiscounted future operating cash flows are less than its carrying amount. If impaired, an impairment loss is recognized based on the excess of the carrying amount of the individual asset group over its fair value.
Assets held for sale are measured at the lower of their carrying value or fair value less costs to sell. Upon retirement or disposition, the asset cost and related accumulated depreciation or amortization are removed from the accounts and a gain or loss is recognized based on the difference between the fair value of proceeds received and carrying value of the assets held for sale.
Purchase of Common Stock – We repurchase our common stock under a 2016 repurchase program authorized by our Board of Directors. This program allows us to repurchase up to an aggregate of 1,000,000 shares of our common stock, and 623,061 shares remain authorized under the program. Upon repurchase, the par value is charged to common stock and the remaining purchase price is charged to additional paid-in capital. If the amount of the remaining purchase price causes the additional paid-in capital account to be in a negative position, this amount is then reclassified to retained earnings. Common stock repurchased is included in shares authorized but is not included in shares outstanding.
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
Revenue Recognition – Revenue is recognized when control transfers under the terms of the contract with our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales and other taxes we collect concurrently with revenue-producing activities are excluded from revenue. We do not account for shipping and handling as a distinct performance obligation as we generally perform shipping and handling activities after we transfer control of goods to the customer. We have elected to account for shipping and handling costs associated with outbound freight after control of goods has transferred to a customer as a fulfillment cost. Incidental items that are immaterial in the context of the contract are not recognized as a separate performance obligation. We do not have any significantly extended payment terms as payment is generally received within one year of the point of sale.
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
Performance share awards ("PSUs") are stock awards where the ultimate number of shares issued will be contingent on the Company’s performance against certain performance goals. The Compensation Committee can adjust performance goals or modify the manner of measuring or evaluating a performance goal using its discretion. The fair value of each PSU is based on the market value on the date of grant. We recognize expense related to the estimated vesting of our PSUs granted. The estimated vesting of the PSUs is based on the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
probability of achieving certain performance metrics over the specified performance period. To determine the amount of compensation cost to be recognized in each period, we estimate forfeitures.
Research and Development – Research and development costs are expensed as incurred.
Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, e-mail marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2024, 2023 and 2022, such activities amounted to $5.7 million, $4.6 million and $4.0 million, respectively.
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
Investments, Available-for-Sale – As described in Note 12, debt securities classified as available-for-sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in shareholders' equity. These investments are subject to periodic impairment review.
Investments, Measurement Alternative – The Company's investments as described in Note 12 which are valued under the measurement alternative include equity securities for which the Company does not have significant influence and fair value is not readily determinable. Accounting Standard Update ("ASU") 2016-01 requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.
Due to the lack of readily determinable fair values for such investments, for which the Company does not have significant influence, the Company accounts for these investments under the measurement alternative at cost, less impairment.
The Company performs qualitative impairment assessments on its investments recorded under the measurement alternative.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
2.    Newly Adopted Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends the existing segment reporting guidance (ASC Topic 280 — Segment Reporting (“ASC 280”)) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. We have adopted the new standard effective December 31, 2024. While the adoption has no impact on our consolidated financial statements, it has resulted in incremental disclosures within the footnotes to our consolidated financial statements. Refer to Note 20, Segment Reporting for the inclusion of the new required disclosures.
3.    Revenue
Revenue is recognized upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products and services. Generally, these criteria are met at the time the product is shipped.
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
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the years ended December 31:
Net sales by geographic area

	2024	2023	2022
Americas	$888.5	$840.3	$705.9
Europe, Middle East and Africa (EMEA)	318.5	314.4	301.6
Asia Pacific (APAC)	79.7	88.9	84.7
Total	$1,286.7	$1,243.6	$1,092.2
Net sales are attributed to each geographic area based on the end user country and are net of intercompany sales.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Net sales by groups of similar products and services

	2024	2023	2022
Equipment	$808.7	$776.4	$664.0
Parts and consumables	274.3	279.5	263.1
Service and other	203.7	187.7	165.1
Total	$1,286.7	$1,243.6	$1,092.2
Net sales by sales channel

	2024	2023	2022
Sales direct to consumer	$905.7	$854.4	$712.6
Sales to distributors	381.0	389.2	379.6
Total	$1,286.7	$1,243.6	$1,092.2
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
Sales Incentives
Our sales contracts may contain various customer incentives, such as volume-based rebates or other promotions. We reduce the transaction price for certain customer programs and incentive offerings that represent variable consideration. Sales incentives given to our customers are recorded using the most likely amount approach for estimating the amount of consideration to which the Company will be entitled. We forecast the most likely amount of the incentive to be paid at the time of sale, update this forecast quarterly, and adjust the transaction price accordingly to reflect the new amount of incentives expected to be earned by the customer. The majority of our customer incentives are settled within one year. We record our accruals for volume-based rebates and other promotions in other current liabilities on our consolidated balance sheets.
The change in our sales incentive accrual balance for the years ended December 31, 2024 and 2023 was as follows:

	2024	2023
Beginning balance	$21.2	$20.0
Additions to sales incentive accrual	22.4	29.5
Contract payments	(27.2)	(28.5)
Foreign currency fluctuations	(0.3)	0.2
Ending balance	$16.1	$21.2
Deferred Revenue
We provide separately priced prepaid contracts to our customers, collecting payment at the start of the agreement. Revenue recognition is deferred until we meet our future performance obligations. Our deferred revenue balance includes autonomous subscription sales and prepaid maintenance contracts on our machines ranging from 12 months to 60 months. In circumstances where prepaid contracts are sold simultaneously with machines, we use an observable price to determine stand-alone selling price for separate performance obligations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The change in the deferred revenue balance for the years ended December 31, 2024 and 2023 was as follows:

	2024	2023
Beginning balance	$10.3	$9.3
Increase in deferred revenue representing our obligation to satisfy future performance obligations	31.7	21.7
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(20.8)	(20.8)
Foreign currency fluctuations	(0.6)	0.1
Ending balance	$20.6	$10.3
As of December 31, 2024, $9.8 million and $10.8 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of this, we expect to recognize the following approximate amounts in net sales in the following periods:

2025	$9.8
2026	4.7
2027	3.3
2028	1.7
2029	1.0
Thereafter	0.1
Total	$20.6
As of December 31, 2023, $7.9 million and $2.4 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.
4.    Management Actions
Restructuring Actions
In 2024 and 2023, we incurred restructuring expenses as part of our ongoing global reorganization efforts. The following pre-tax restructuring charges were included in the consolidated statements of income:

	2024	2023
Severance-related costs - Selling and administrative expense	$8.2	$1.9
Severance-related costs - Cost of sales	—	0.7
Other costs - Selling and administrative expense(a)	—	0.3
Total pre-tax restructuring costs	$8.2	$2.9
(a)Includes facility exit costs associated with facility moves.
Our restructuring actions represent the continued execution of a multi-year enterprise strategy to drive increased productivity throughout our operations. The charges in 2024 impacted all operating segments and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
were related to a global workforce realignment to support our key strategic initiatives. The charges in 2023 impacted the Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC") operating segments.
A reconciliation to the ending liability balance of severance and related costs as of December 31, 2024 and 2023 is as follows:

	2024	2023
Beginning balance	$2.4	$1.7
New charges	8.8	3.2
Cash payments	(2.3)	(1.9)
Foreign currency adjustments	0.3	—
Adjustment to accrual	(0.6)	(0.6)
Ending balance	$8.6	$2.4
5.    Acquisitions and Divestitures
Acquisition of M&F Management and Financing GmbH
On February 29, 2024, we acquired 100% of M&F Management and Financing GmbH ("M&F"), the parent company of TCS EMEA GmbH ("TCS"), as we seek to accelerate growth in the EMEA region.
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
Our consolidated financial results for the year ended December 31, 2024 include $22.0 million of revenue and $0.2 million of net income related to TCS. The proforma impact of this acquisition is immaterial to our operations.
The purchase price has been allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition.
The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)

	March 31, 2024	Adjustments	June 30, 2024	Adjustments	December 31, 2024
Components of purchase price:
Cash paid	$30.8	$0.2	$31.0	$—	$31.0
Settlement of preexisting transactions	3.9	—	3.9	—	3.9
Total purchase price	34.7	0.2	34.9	—	34.9

ASSETS
Cash	5.3	0.1	5.4	—	5.4
Other current assets	8.0	(0.7)	7.3	1.6	8.9
Intangible assets subject to amortization
Customer lists	13.6	(0.4)	13.2	—	13.2
Backlog	0.6	—	0.6	—	0.6
Other assets	5.3	0.3	5.6	0.1	5.7
Total identifiable assets acquired	32.8	(0.7)	32.1	1.7	33.8
LIABILITIES
Current liabilities	(1.5)	—	(1.5)		(1.6)
Long-term liabilities	(5.0)	(0.2)	(5.2)	(1.5)	(6.7)
Total identifiable liabilities assumed	(6.5)	(0.2)	(6.7)	(1.6)	(8.3)
Net assets acquired	26.3	(0.9)	25.4	0.1	25.5

Goodwill	$8.4	$1.1	$9.5	$(0.1)	$9.4
The total purchase price includes cash paid of $31.0 million and the settlement of $3.9 million of preexisting transactions. In connection with the acquisition, we paid cash totaling $30.8 million on the acquisition date of February 29, 2024 and $0.2 million in the second quarter of 2024. The adjustments made to the purchase price allocation in the fourth quarter of 2024 relate to the finalization of the impacts associated with income taxes.
The goodwill is not expected to be deductible for income tax purposes. The expected lives of the acquired intangible assets is 3 months and 10 years for backlog and customer lists, respectively, and are being amortized on a straight-line basis.
Sale of Building
During the second quarter of 2022, we sold a building located in Golden Valley, Minnesota. The resulting pre-tax gain was $3.7 million and is reflected as a gain on sale of assets in the consolidated statements of income. Proceeds from the sale of assets were $4.1 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
6.    Inventories
Inventories as of December 31 consisted of the following:

	2024	2023
Inventories carried at LIFO:
Finished goods(a)	$85.4	$74.7
Raw materials and work-in-process	38.4	38.5
Excess of FIFO over LIFO cost(b)	(50.4)	(47.7)
Total LIFO inventories	$73.4	$65.5

Inventories carried at FIFO:
Finished goods(a)	$53.2	$52.8
Raw materials and work-in-process	57.2	57.6
Total FIFO inventories	$110.4	$110.4
Total inventories	$183.8	$175.9
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
7.    Property, Plant and Equipment
Property, plant and equipment and related accumulated depreciation, including equipment under finance leases, as of December 31, consisted of the following:

	2024	2023
Property, plant and equipment:
Land	$24.1	$21.0
Buildings and improvements	134.1	137.6
Machinery and manufacturing equipment	210.4	209.5
Office equipment	122.2	116.0
Construction in progress	4.5	7.6
Total property, plant and equipment	495.3	491.7
Less: accumulated depreciation	(310.9)	(304.0)
Property, plant and equipment, net	$184.4	$187.7
Depreciation expense was $40.1 million, $36.4 million and $32.8 million in 2024, 2023 and 2022, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
8.    Goodwill and Intangible Assets
For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America, Latin America, EMEA and APAC.
The changes in the carrying amount of goodwill were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2024	$218.1	$(32.5)	$185.6
Additions	9.4	—	9.4
Foreign currency fluctuations	(12.0)	0.8	(11.2)
Balance as of December 31, 2023	$220.7	$(33.3)	$187.4
Foreign currency fluctuations	1.9	3.5	5.4
Balance as of December 31, 2022	$218.8	$(36.8)	$182.0
There has been no impairment of goodwill for any of the years presented.
The additions recorded to goodwill during 2024 were related to the acquisition of TCS, as described further in Note 5.
The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of December 31, 2024
Original cost	$154.6	$27.6	$15.2	$197.4
Accumulated amortization	(104.9)	(20.8)	(13.0)	(138.7)
Carrying amount	$49.7	$6.8	$2.2	$58.7
Weighted-average original life (in years)	15	11	11

Balance as of December 31, 2023
Original cost	$150.6	$29.3	$16.3	$196.2
Accumulated amortization	(100.8)	(19.2)	(13.1)	(133.1)
Carrying amount	$49.8	$10.1	$3.2	$63.1
Weighted-average original life (in years)	15	11	11
As part of our acquisition of TCS, we acquired customer lists and backlog with a combined fair value of $13.8 million. Further details regarding the purchase price allocation of TCS are described further in Note 5.
Amortization expense of intangible assets was $15.0 million, $14.7 million and $15.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Estimated aggregate amortization expense based on the current carrying amount of amortizable intangible assets for each of the five succeeding years is as follows:

2025	$12.6
2026	11.4
2027	8.2
2028	6.6
2029	6.0
Thereafter	13.9
Total	$58.7
9.    Debt
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
In connection with the 2024 Credit Agreement, we reaffirmed our security interest in favor of the lenders in substantially all our personal property and pledged the stock of certain of our domestic and foreign subsidiaries. The obligations under the 2024 Credit Agreement are also guaranteed by certain of our subsidiaries and those subsidiaries also provided a security interest in their similar personal property.
The 2024 Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting our ability to incur indebtedness and liens and merge or consolidate with another entity. Further, the 2024 Credit Agreement contains the following covenants:
•a covenant requiring us to maintain an indebtedness to EBITDA ratio, determined as of the end of each fiscal quarter, of no greater than 3.75 to 1.00, with certain alternative requirements for permitted acquisitions of at least $50.0 million;
•a covenant requiring us to maintain an EBITDA to interest expense ratio for a period of four consecutive fiscal quarters as of the end of each quarter of no less than 3.00 to 1; and
•a covenant restricting us from paying dividends or repurchasing stock if, after giving effect to such payments and assuming no default exists or would result from such payment, our leverage ratio is greater than 2.50 to 1, in such case limiting such payments to the greater of 10% of consolidated total assets or $100.0 million during any fiscal year.
We were in compliance with the financial covenants as of December 31, 2024.
Debt outstanding as of December 31 consisted of the following:

	2024	2023
Credit facility borrowings:
Revolving credit facility borrowings	$197.5	$110.0
Term loan facility borrowings	—	90.0
Finance lease liabilities	1.2	0.6
Bank overdrafts	0.8	—
Total debt	199.5	200.6
Less: current portion of long-term debt(a)	(1.3)	(6.4)
Long-term debt	$198.2	$194.2

(a)	As of December 31, 2024, the Company is required to repay $0.8 million in bank overdrafts and $0.5 million of current maturities of finance lease liabilities over the next 12 months.
As of December 31, 2024, we had outstanding borrowings of $197.5 million under our revolving credit facility. We had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $449.3 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the year ended December 31, 2024 were $0.6 million. The overall weighted average cost of debt is approximately 6.1% and net of a related cross-currency swap and interest rate swap instruments is approximately 4.3%. Further details regarding the cross-currency swap instrument are discussed in Note 11.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The aggregate maturities of our outstanding debt, excluding unamortized debt issuance costs, as of December 31, 2024, are as follows:

2025	$1.3
2026	0.2
2027	0.2
2028	0.2
2029	197.6
Thereafter	—
Total aggregate maturities	$199.5
10.    Other Current Liabilities
Other current liabilities as of December 31 consisted of the following:

	2024	2023
Other current liabilities:
Taxes	$13.1	$11.3
Warranty reserve	6.9	7.4
Deferred revenue	9.8	7.9
Customer sales incentives	16.1	21.3
Freight	4.0	3.9
Restructuring	8.5	2.4
Operating leases	18.5	14.4
Miscellaneous accrued expenses	26.6	20.0
Total other current liabilities	$103.5	$88.6
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Balance Sheet Hedges
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction gain in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 31, 2024 and December 31, 2023, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $70.2 million and $73.0 million, respectively.
Cash Flow Hedges
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
Fair Value Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of December 31, 2024, these cross-currency swaps included €75.0 million of total notional value. As of December 31, 2024, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €5.3 million. The scheduled maturity and principal payment of the loan and related interest payments of €80.3 million are due in April 2027.
Net Investment Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and a wholly owned European subsidiary. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiary against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of December 31, 2024, the cross-currency swaps included €75.0 million of total notional values. These swaps are scheduled to mature in April 2027.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The fair value of derivative instruments on our consolidated balance sheets as of December 31 consisted of the following:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	December 31, 2024	December 31, 2023	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current assets	0.1	0.8	Other current liabilities	—	—
Interest rate swaps	Other assets	—	—	Other liabilities	0.2	1.9
Derivatives designated as fair value hedges:
Cross-currency swaps	Other current assets	1.5	1.3	Other current liabilities	—	—
Cross-currency swaps	Other assets	0.5	—	Other liabilities	—	3.3
Derivatives designated as net investment hedges:
Cross-currency swaps	Other current assets	1.2	1.2	Other current liabilities	—	—
Cross-currency swaps	Other assets	0.2	—	Other liabilities	—	3.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(a)	Other current assets	0.8	—	Other current liabilities	—	1.6
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
As of December 31, 2024, we anticipate reclassifying approximately $2.5 million of gains from accumulated other comprehensive loss to net income during the next 12 months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The following tables include the amounts in the consolidated statements of income in which the effects of derivative instruments are recorded and the effects of derivative instruments activity on these line items for the years ended December 31, 2024 and December 31, 2023:

	2024		2023
	Total	Gain (Loss) on Hedge Activity	Total	Gain (Loss) on Hedge Activity
Derivatives designated as cash flow hedges:
Interest expense, net	(9.1)	1.0	(13.5)	0.9
Net foreign currency transaction gain	0.1	—	0.3	—
Derivatives designated as fair value hedges:
Interest expense, net	(9.1)	1.1	(13.5)	1.1
Net foreign currency transaction gain (loss)	0.1	3.9	0.3	(1.9)
Derivatives designated as net investment hedges:
Interest expense, net	(9.1)	1.0	(13.5)	1.0
The effect of derivative instruments designated as hedges and derivative instruments not designated as hedges in our consolidated statements of income for the three years ended December 31 were as follows:

	2024	2023	2022
Derivatives designated as cash flow hedges:
Net gain recognized in other comprehensive (loss) income, net of tax(a)	$1.8	$0.6	$3.1
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	1.0	2.0	0.5
Net gain (loss) reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to net foreign currency transaction losses	—	—	3.6
Derivatives designated as fair value hedges:
Net gain recognized in other comprehensive (loss) income, net of tax(a)	0.2	—	2.7
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	1.1	—	0.9
Derivatives designated as net investment hedges:
Net gain recognized in other comprehensive (loss) income, net of tax(a)	3.8	2.0	4.2
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, ineffective portion to interest expense, net	1.0	1.0	0.7
Derivatives not designated as hedging instruments:
Net gain recognized in income(b)	$6.1	$1.7	$1.0
(a)Net change in the fair value of the effective portion classified in other comprehensive (loss) income.
(b)Classified in net foreign currency transaction gain (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
12.    Fair Value Measurements
Financial Instruments
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
The investment securities include $12.1 million of redeemable convertible preferred stock, accounted for as available-for-sale debt instruments. The investment securities also include $12.2 million of non-redeemable convertible preferred stock and $7.8 million of warrants, accounted for as equity instruments under the elected measurement alternative. The equity and debt securities were recorded at closing at their allocated fair values. For equity instruments, the carrying amount will be adjusted to fair value through net income each period based upon observable transactions for identical or similar investments of the same issuer and monitored for impairment. For debt instruments, the carrying amount will be adjusted to fair value each period through accumulated other comprehensive income (loss). The securities will be measured to fair value based on Level 3 inputs.
As of December 31, 2024, and December 31, 2023, a comparison of cost and market values of our debt and equity securities was as follows:

	Cost		Fair Value		Gross Unrealized Gains		Gross Unrealized Losses
	2024	2023	2024	2023	2024	2023	2024	2023
Available-for-sale debt securities	$12.1	$—	$12.3	$—	$0.2	$—	$—	$—
Equity securities	20.0	—	20.0	—	—	—	—	—
Total debt and equity securities	$32.1	—	32.3	$—	$0.2	$—	$—	$—
The aggregate unrealized gains and losses on available-for-sale debt securities, net of tax effects, are classified in accumulated other comprehensive loss within shareholders' equity.
Scheduled maturities of our debt securities were as follows:

	Cost	Fair Value
After 5 years through 10 years	$12.1	$12.3
Total debt securities	$12.1	$12.3
Fair Value Measurements and Financial Statement Presentation
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements as of December 31, 2024 were as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity securities	$20.0	$—	$—	$20.0
Debt securities	12.3	—	—	12.3
Foreign currency forward contracts	0.8	—	0.8	—
Cross-currency swaps	3.4	—	3.4	—
Interest rate swaps	0.1	—	0.1	—
Total assets	36.6	—	4.3	32.3
Liabilities:
Foreign currency forward contracts	—	—	—	—
Cross-currency swaps	—	—	—	—
Interest rate swaps	0.2	—	0.2	—
Total liabilities	$0.2	$—	$0.2	$—
Our population of assets and liabilities subject to fair value measurements as of December 31, 2023 were as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Cross-currency swaps	$2.5	$—	$2.5	$—
Interest rate swaps	0.8	—	0.8	—
Total assets	3.3	—	3.3	—
Liabilities:
Foreign currency forward contracts	1.6	—	1.6	—
Cross-currency swaps	6.7	—	6.7	—
Interest rate swaps	1.9	—	1.9	—
Total liabilities	$10.2	—	$10.2	$—
Our foreign currency forward exchange contracts, cross-currency swaps and interest rate swaps are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our foreign currency forward exchange and option contracts are discussed in Note 11.
There were no transfers into or out of Level 3 investments in 2024 or 2023.
The fair value and carrying value of total debt, including current portion, was $235.9 million and $199.5 million, respectively, as of December 31, 2024. The fair value was estimated using Level 3 inputs based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
13.    Retirement Benefit Plans
Substantially all U.S. employees are covered by various retirement benefit plans, including defined contribution savings plans and postretirement medical plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs. The total cost of benefits for our plans was $15.7 million, $16.6 million and $11.6 million in 2024, 2023 and 2022, respectively.
We had a qualified, funded defined benefit retirement plan (the “U.S. Pension Plan”) covering certain current and retired employees in the U.S. During 2015, the plan was amended to freeze benefits for all participants effective January 31, 2017. On February 15, 2017, the Board of Directors approved the termination of the U.S. Pension Plan, effective May 15, 2017. Participants who elected an immediate lump sum distribution were paid out in December 2017. Assets for participants who elected or are currently receiving annuity payments and those who have elected to defer their benefits were transferred to the annuity company, Pacific Life, in December 2017. Excess assets were transferred from the Tennant Company Pension Trust to the Tennant Company Retirement Savings Plan to deliver future discretionary benefits to plan participants. During 2023, all remaining excess assets were utilized, and none remained outstanding as of December 31, 2023.
We have a U.S. postretirement medical benefit plan (the “U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with us and age upon retirement.
Our defined contribution savings plan (“401(k) plan”) covers substantially all U.S. employees. Under this plan, we match up to 3% of the employee’s annual compensation in cash to be invested per their election. We also make a discretionary profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial performance and can be funded in the form of a direct deposit into the employees 401(k) account, cash, or a combination of both. Expenses for the 401(k) plan, including profit sharing contributions, were $10.0 million, $10.5 million and $6.0 million during 2024, 2023 and 2022, respectively.
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
In December 2018, the U.K. Pension Plan was amended to close all future accrual of benefits to existing active members.
In December 2024, the Trustees of the U.K. Pension Plan entered into an agreement with an insurer to acquire an insurance policy that operates as an investment asset, with the intent of matching part of the U.K. Pension Plan’s future cash outflow arising from the accrued pension liabilities of 26 non-insured pensioner members. Such an arrangement is commonly termed as a “partial buy-in.” The benefit obligation was not transferred to the insurer and remains with the Company. The partial buy-in insurance contract is classified as a Level 3 investment. The value of the insurance contract is based on significant unobservable inputs including plan participant demographics, in addition to observable inputs which include expected return on assets and estimated value premium.

The partial buy-in arrangement also allows for the possible future conversion into a buy-out arrangement where the insurance company would assume responsibility for paying the insured benefits directly to the members of the U.K. Pension Plan, at which time the Company would derecognize the assets and liabilities of the pension plan but would, however, remain responsible for any residual risks once the U.K. Pension Plan is wound-up.

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
We expect to contribute less than $0.1 million to our U.S. Nonqualified Plan and $0.5 million to our U.S. Retiree Plan in 2024. We expect contributions to our U.K. Pension Plan, German Pension Plan, French Pension Plan and Italian Pension Plans to be $0.3 million in 2024.
Weighted-average asset allocations by asset category of the U.K. Pension Plan as of December 31, 2024 were as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment account held by pension plan(a)	$6.7	$—	$—	$6.7
Buy-in Insurance Contract(b)	5.9	—	—	5.9
Total	$12.6	$—	$—	$12.6

(a)This category is comprised of investments in insurance contracts.
(b)This represents the U.K. Pension Plan partial buy-in assets comprised of investments in insurance contracts.
Weighted-average asset allocations by asset category of the U.K. Pension Plan as of December 31, 2023 were as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment account held by pension plan(a)	$12.7	—	—	$12.7
Total	$12.7	$—	$—	$12.7
(a)This category is comprised of investments in insurance contracts.
Estimates of the fair value of the U.K. Pension Plan are based on the framework established in the accounting guidance for fair value measurements. A brief description of the three levels can be found in Note 12. The Investment Account held by the U.K. Pension Plan invests in insurance contracts for purposes of funding the U.K. Pension Plan and is classified as Level 3. The fair value of the Investment Account is the cash surrender values as determined by the provider which are the amounts the plan would receive if the contracts were cashed out at year-end. The underlying assets held by these contracts are primarily invested in assets traded in active markets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
A reconciliation of the beginning and ending balances of the Level 3 investments of our U.K. Pension Plan during the years ended December 31 was as follows:

	2024	2023
Fair value at beginning of year	$12.7	$11.3
Purchases, sales, issuances and settlements, net	(0.4)	(0.3)
Net (loss) gain	(0.2)	1.1
Net transfer in	0.7	—
Foreign currency	(0.2)	0.6
Fair value at end of year	$12.6	$12.7
The primary objective of our U.K. Pension Plan is to meet retirement income commitments to plan participants at a reasonable cost to us and to maintain a sound actuarial funded status. This objective is accomplished through growth of capital and safety of funds invested. Assets are invested in securities to achieve growth of capital over inflation through appreciation and accumulation and reinvestment of dividend and interest income. Investments are diversified to control risk. The U.K. Pension Plan is invested in insurance contracts with underlying investments primarily in equity and fixed income securities. All other Pension Plans are unfunded, which is customary.
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Nonqualified Plan		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2024	2023	2024	2023	2024	2023
Discount rate	5.42%	5.07%	4.65%	4.26%	5.39%	5.06%
Rate of compensation increase	—%	—%	3.00%	3.00%	—%	—%
Weighted-average assumptions used to determine net periodic benefit costs as of December 31 were as follows:

	U.S. Nonqualified Plan			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.07%	5.37%	2.54%	4.26%	4.68%	1.55%	5.06%	5.37%	2.53%
Expected long-term rate of return on plan assets	—%	—%	—%	6.10%	6.10%	3.20%	—%	—%	—%
Rate of compensation increase	—%	—%	—%	3.00%	2.25%	1.50%	—%	—%	—%
The discount rate is used to discount future benefit obligations back to today’s dollars. Our discount rates were determined based on high-quality fixed income investments. The resulting discount rates are consistent with the duration of plan liabilities. The Mercer Above Mean Yield Curve for high-quality corporate bonds is used in determining the discount rate for the U.S. Nonqualified Plan in 2024. The Mercer Yield Curve is used in determining the discount rate for the Non-U.S. Plans in 2024. Before 2019, the FTSE (formerly known as Citigroup) Above Median Spot rates for high-quality corporate bonds were used in determining the discount rate for the U.S. Plans. Before 2021, the iBoxx € Corporates AA 7-10 and iBoxx € Corporates AA 10+ Benchmark were used to determine the discount rate for the Italian Pension Plan.
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
The accumulated benefit obligations as of December 31 for all defined benefit plans were as follows:

	2024	2023
U.S. Nonqualified Plan	$0.8	$0.9
U.K. Pension Plan	6.3	6.2
German Pension Plan	0.9	1.0
French Pension Plan	0.5	0.4
Italian Pension Plan	2.4	2.5
Information for our plans with an accumulated benefit obligation in excess of plan assets as of December 31 was as follows:

	2024	2023
Accumulated benefit obligation	$4.6	$4.8
As of December 31, 2024 and 2023, the U.S. Nonqualified, the German Pension, the French Pension and the Italian Pension Plans had an accumulated benefit obligation in excess of plan assets.
Information for our plans with a projected benefit obligation in excess of plan assets as of December 31 was as follows:

	2024	2023
Projected benefit obligation	$4.9	$5.0
As of December 31, 2024 and 2023, the U.S. Nonqualified, the German Pension, the French Pension and the Italian Pension Plans had a projected benefit obligation in excess of plan assets.
Assumed healthcare cost trend rates as of December 31 were as follows:

	2024	2023
Healthcare cost trend rate assumption for the next year Pre-65	7.20%	8.00%
Healthcare cost trend rate assumption for the next year Post-65	7.90%	8.80%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2047	2047

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Summaries related to changes in benefit obligations and plan assets and to the funded status of our defined benefit and postretirement medical benefit plans were as follows:

	U.S. Nonqualified Plan		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2024	2023	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$0.9	$0.9	$10.4	$10.3	$4.6	$5.4
Service cost	—	—	0.1	0.1	—	—
Interest cost	—	—	0.4	0.5	0.2	0.3
Actuarial loss (gain)	—	0.1	(0.2)	(0.3)	0.1	(0.7)
Foreign exchange	—	—	(0.4)	0.5	—	—
Net transfer in	—	—	0.7	—	—	—
Benefits paid	(0.1)	(0.1)	(0.7)	(0.7)	(0.6)	(0.4)
Benefit obligation at end of year	$0.8	$0.9	$10.3	$10.4	$4.3	$4.6
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$—	$—	$12.7	$11.3	$—	$—
Actual return on plan assets	—	—	(0.2)	1.1	—	—
Employer contributions	0.1	0.1	0.3	0.3	0.6	0.4
Foreign exchange	—	—	(0.2)	0.6	—	—
Net transfer in	—	—	0.7	—	—	—
Benefits paid	(0.1)	(0.1)	(0.7)	(0.6)	(0.6)	(0.4)
Fair value of plan assets at end of year	—	—	12.6	12.7	—	—
Funded status at end of year	$(0.8)	$(0.9)	$2.3	$2.3	$(4.3)	$(4.6)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent other assets	$—	$—	$6.4	$6.5	$—	$—
Current liabilities	(0.1)	(0.1)	(0.3)	(0.3)	(0.5)	(0.6)
Long-term liabilities	(0.7)	(0.8)	(3.8)	(3.9)	(3.8)	(4.0)
Net accrued liability	$(0.8)	$(0.9)	$2.3	$2.3	$(4.3)	$(4.6)
Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost	$—	$—	$(0.1)	$(0.1)	$—	$—
Net actuarial (loss) gain	(0.7)	(0.7)	2.7	3.6	1.4	1.8
Accumulated other comprehensive (loss) income	$(0.7)	$(0.7)	$2.6	$3.5	$1.4	$1.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The components of the net periodic benefit cost (credit) for the three years ended December 31 were as follows:

	U.S. Nonqualified Plan			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$0.1	$0.1	$0.3	$—	$—	$—
Interest cost	—	—	—	0.4	0.5	0.2	0.2	0.3	0.2
Expected return on plan assets	—	—	—	(0.8)	(0.7)	(0.4)	—	—	—
Amortization of net actuarial loss (gain)	0.1	0.1	0.1	(0.1)	(0.1)	—	(0.3)	(0.2)	—
Net periodic benefit cost (credit)	$0.1	$0.1	$0.1	$(0.4)	$(0.2)	$0.1	$(0.1)	$0.1	$0.2
The changes in accumulated other comprehensive loss for the three years ended December 31 were as follows:

	U.S. Nonqualified Plan			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net actuarial loss (gain)	0.1	0.1	(0.1)	0.8	(0.9)	(5.0)	0.1	(0.7)	(1.1)
Foreign exchange	—	—	—	0.1	—	—	—	—	—
Amortization of net actuarial (loss) gain	(0.1)	(0.1)	(0.1)	0.1	0.1	—	0.3	0.2	—
Total recognized in other comprehensive (income) loss	$—	$—	$(0.2)	$1.0	$(0.8)	$(5.0)	$0.4	$(0.5)	$(1.1)
Total recognized in net benefit cost (credit) and other comprehensive (income) loss	$0.1	$0.1	$(0.1)	$0.6	$(1.0)	$(4.9)	$0.3	$(0.4)	$(0.9)
The following benefit payments, which reflect expected future service, are expected to be paid:

	U.S. Nonqualified Plan	Non-U.S. Pension Benefits	Postretirement Medical Benefits
2025	$0.1	$0.7	$0.5
2026	0.1	0.7	0.5
2027	0.1	0.6	0.5
2028	0.1	0.8	0.5
2029	0.1	0.7	0.5
2028 to 2031	0.3	3.8	1.9
Total	$0.8	$7.3	$4.4

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
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Medical Benefits	Derivative Financial Instruments	Unrealized Gain on Debt Securities	Total
December 31, 2022	$(53.9)	$2.7	$1.0	$—	$(50.2)
Other comprehensive (loss) income before reclassifications	9.3	1.0	0.6	—	10.9
Amounts reclassified from accumulated other comprehensive loss	(1.0)	—	(2.0)	—	(3.0)
Net current period other comprehensive (loss) income	8.3	1.0	(1.4)	—	7.9
December 31, 2023	$(45.6)	$3.7	$(0.4)	$—	$(42.3)
Other comprehensive (loss) income before reclassifications	(28.6)	(0.9)	2.0	0.2	(27.3)
Amounts reclassified from accumulated other comprehensive loss	(1.0)	—	(2.1)	—	(3.1)
Net current period other comprehensive (loss) income	(29.6)	(0.9)	(0.1)	0.2	(30.4)
December 31, 2024	$(75.2)	$2.8	$(0.5)	$0.2	$(72.7)
Accumulated other comprehensive loss associated with pension and postretirement benefits, derivative financial instruments, and unrealized gain on debt securities is included in Notes 13, 11 and 9, respectively.
Repurchase of Common Stock
On October 31, 2016, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. On February 11, 2025, the Board of Directors authorized the repurchase of up to 2,000,000 shares. Our stock repurchase program is not subject to an expiration date.
During the year ended December 31, 2024, the Company paid $19.6 million to repurchase 198,352 shares of its common stock at an average price of $98.92 per share. As of December 31, 2024, 623,061 shares were available to be repurchased. The Company paid $21.7 million to repurchase 290,920 shares during the year ended December 31, 2023.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
15.    Leases
We lease facilities, vehicles and equipment under the operating lease agreements, which include both monthly and longer-term arrangements.
Certain operating leases for vehicles contain residual value guarantee provisions, which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of December 31, 2024, the aggregate residual value guarantee related to these leases was approximately $24.0 million. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreement is remote.
The lease assets and liabilities as of December 31 were as follows:

Leases	Classification	2024	2023
Assets
Operating lease assets	Operating lease assets	$54.6	$41.7
Finance lease assets	Property, plant and equipment(a)	1.1	0.6
Total leased assets		$55.7	$42.3
Liabilities
Current:
Operating	Other current liabilities	$18.5	$14.4
Finance	Current portion of long-term debt	0.5	0.1
Noncurrent:
Operating	Long-term operating lease liabilities	36.3	27.4
Finance	Long-term debt	0.7	0.4
Total lease liabilities		$56.0	$42.3

(a)	Finance lease assets are recorded net of accumulated amortization of $0.3 million and $0.1 million as of December 31, 2024 and December 31, 2023, respectively.
The lease cost for the three years ended December 31 was as follows:

Lease Cost	2024	2023	2022
Operating lease cost(a)	$30.1	$28.9	$26.2
Finance lease cost(b)	0.2	0.1	0.1
Total lease cost	$30.3	$29.0	$26.3

(a)	Includes short-term lease costs of $6.2 million and $5.9 million and variable lease costs of $2.4 million and $4.2 million for the years ended December 31, 2024 and December 31, 2023, respectively.

(b)	Includes amortization of leased assets and interest on lease liabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The maturity of lease liabilities as of December 31, 2024 was as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2025	$21.0	$0.5	$21.5
2026	17.6	0.3	17.9
2027	12.8	0.2	13.0
2028	6.1	0.2	6.3
2029	2.2	0.1	2.3
Thereafter	1.5	—	1.5
Total lease payments	$61.2	$1.3	$62.5
Less: Interest	(6.4)	(0.1)	(6.5)
Present value of lease liabilities	$54.8	$1.2	$56.0
The lease term and discount rate as of December 31 were as follows:

Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (years):
Operating leases	3.5	3.8
Finance leases	4.0	4.7
Weighted-average discount rate:
Operating leases	6.1%	6.0%
Finance leases	5.2%	6.0%
Other information related to cash paid related to lease liabilities and lease assets obtained for the years ended December 31 was as follows:

Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21.3	$18.9
Financing cash flows from finance leases	0.2	0.1
Lease assets obtained in exchange for new finance lease liabilities	1.0	0.7
Lease assets obtained in exchange for new operating lease liabilities	34.2	18.8
16.    Commitments and Contingencies
In the ordinary course of business, we may become liable with respect to pending and threatened litigation, tax, environmental and other matters. Legal costs associated with such matters are expensed as incurred.
Oxygenator Water Techs vs. Tennant Company
On November 25, 2024, the Company received an adverse jury verdict in an intellectual property damages dispute in the United States District Court for the District of Minnesota. In the dispute, Oxygenator Water Technologies, Inc. (OWT) alleges that between 2015 and 2023 Tennant Company infringed certain of OWT’s patents through the Company’s manufacture and sale of certain component parts in ecH2O and nanoclean system options included on commercial floor scrubbers. A jury ruled against the Company and awarded $9.8 million, plus prejudgment interest of $4.7 million, in favor of OWT. The Company strongly disagrees with the verdict and is exploring all available options, including seeking to overturn the verdict and the resulting judgment through an appeals process. However, based on the jury verdict, the Company has recorded an accrued expense in selling and administrative expense in the Company's Consolidated Statements of Income

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
and a current liability in the Company's Consolidated Balance Sheets for the total amount of $14.5 million. As the litigation process is not predictable and can lead to unexpected results, it is possible that the Company's exposure to loss could change after the issuance of these financials.
The ruling does not impact the Company's ability to sell any of its products and is not expected to affect the Company's long-term business objectives.
Other Matters
In addition to the above matter, the Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, we do not expect that the final outcome will have a material effect on the Company's consolidated results of operations or financial position.
17.    Income Taxes
Income before income taxes for the three years ended December 31 was as follows:

	2024	2023	2022
U.S. operations	$92.3	$94.2	$58.9
Foreign operations	12.5	29.6	20.6
Total	$104.8	$123.8	$79.5
Income tax expense (benefit) for the three years ended December 31 was as follows:

	2024	2023	2022
Current:
Federal	$19.1	$28.7	$17.1
Foreign	7.9	8.5	7.9
State	3.6	4.0	3.8
Total current	$30.6	$41.2	$28.8
Deferred:
Federal	$(1.8)	$(8.7)	$(6.3)
Foreign	(7.7)	(17.3)	(8.5)
State	—	(0.9)	(0.8)
Total deferred	$(9.5)	$(26.9)	$(15.6)
Total:
Federal	$17.3	$20.0	$10.8
Foreign	0.2	(8.8)	(0.6)
State	3.6	3.1	3.0
Total income tax expense	$21.1	$14.3	$13.2
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $119.3 million of undistributed earnings from foreign subsidiaries to the United States as those earnings continue to be permanently reinvested.
In December 2021, the Organization for Economic Cooperation and Development (OECD), which is an international public policy setting organization comprised of member countries including the U.S., published a proposal for the establishment of a global minimum tax rate of 15% (the "Pillar Two rule"). Member states have

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
begun implementing the rules through local legislation and the OECD continues to refine technical guidance. We have considered the applicable developments under the Pillar Two rules and there is no material impact on the 2024 consolidated financial statements.
Our effective income tax rate varied from the U.S. federal statutory tax rate for the three years ended December 31 as follows:

	2024	2023	2022
Tax at statutory rate	21.0%	21.0%	21.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	3.4	2.4	2.4
Effect of foreign operations	(2.2)	(10.9)	(4.9)
Effect of changes in valuation allowances	—	(0.2)	(1.2)
Nondeductible executive compensation	2.5	1.0	1.1
Stock based compensation	(2.9)	0.1	(0.4)
Research and development credit	(1.6)	(1.3)	(1.5)
Other, net	(0.1)	(0.5)	0.1
Effective income tax rate	20.1%	11.6%	16.6%
The effect of foreign operations line item includes (3.7%) and (12.0%) benefits for 2024 and 2023, respectively, associated with reductions to deferred tax liabilities on undistributed foreign earnings as those cumulative earnings were reduced by current year statutory book losses.
Deferred tax assets and liabilities were comprised of the following as of December 31:

	2024	2023
Deferred tax assets:
Inventory	$2.2	$3.8
Compensation and employee benefits	12.3	13.2
Warranty reserves	2.2	2.4
Allowance for doubtful accounts and deferred revenue	2.8	2.7
Operating lease liabilities	11.0	9.0
Tax loss carryforwards	7.7	6.9
Tax credit carryforwards	3.6	3.7
Capitalized research and development costs	19.0	12.3
Goodwill and intangible assets	7.0	4.5
Other	2.5	1.2
Gross deferred tax assets	$70.3	$59.7
Less: valuation allowance	(3.3)	(3.2)
Total net deferred tax assets	$67.0	$56.5
Deferred tax liabilities:
Operating lease assets	$11.3	$9.5
Fixed assets	9.2	9.5
Capitalized implementation costs	5.0	—
Total deferred tax liabilities	$25.5	$19.0
Net deferred tax assets	$41.5	$37.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Tax credit carryforwards consist of $3.1 million of U.S. federal and state tax credits and $1.2 million of Netherlands tax credits. We have non-U.S. cumulative tax losses of $29.8 million in various countries ($7.7 million tax effected). Cumulative losses can be used to offset the income tax liabilities on future income in these countries. Of these losses, $29.5 million have unlimited carryforward periods. Less than $0.3 million of these losses have a limited carryforward period.
The valuation allowance as of December 31, 2024 principally applies to foreign net operating losses as well as foreign and domestic tax credit carryforwards which, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense. In 2024, we recorded a net valuation allowance increase of $0.1 million due to the acquisition of TCS and internal restructuring. As of December 31, 2024, we believe it is more likely than not that the remainder of our deferred tax assets are realizable.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2024	2023
Beginning balance	$4.1	$4.2
(Decreases) as a result of tax positions taken during a prior period	—	—
Increases as a result of tax positions taken during the current year	0.9	1.2
Increase relating to prior period tax positions of acquired entities	1.4	—
Decreases relating to settlement with tax authorities	—	(0.2)
Decreases as a result of a lapse of the applicable statute of limitations	(0.5)	(1.1)
Decreases as a result of foreign currency fluctuations	—	—
Ending balance	$5.9	$4.1
Included in the balance of unrecognized tax benefits as of December 31, 2024 and 2023 are potential benefits of $5.5 million and $3.7 million, respectively, that if recognized, would affect the effective tax rate.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the liability of $5.9 million and $4.1 million for unrecognized tax benefits as of December 31, 2024 and 2023, there was approximately $0.6 million and $0.5 million, respectively, for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.
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
18.    Share-Based Compensation
We have five plans under which we have awarded share-based compensation grants: The 1997 Non-Employee Directors Option Plan ("1997 Plan"), which provided for stock option grants to our non-employee Directors, the 2007 Stock Incentive Plan (“2007 Plan”), the Amended and Restated 2010 Stock Incentive Plan, as Amended (“2010 Plan”), the 2017 Stock Incentive Plan ("2017 Plan") and the 2020 Amended and Restated Stock Incentive Plan ("2020 Plan").
As of December 31, 2024, there were 148,502 shares subject to outstanding compensation awards under the 2007 Plan, the 2010 Plan, and the 2017 Plan. As of December 31, 2024, there were 1,846,357 shares available for issuance under the 2020 Plan. The Compensation Committee of the Board of Directors determines the number of shares awarded and the grant date, subject to the terms of our equity award policy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
We recognized total share-based compensation expense of $11.9 million, $11.6 million and $7.8 million, respectively, during the years ended 2024, 2023 and 2022. The total excess tax benefit recognized for share-based compensation arrangements during the years ended 2024, 2023 and 2022 was $3.1 million, $0.1 million and $0.3 million, respectively.
Stock Option Awards
We determined the fair value of our stock option awards using the Black-Scholes valuation model that uses the assumptions noted in the table below. The expected term selected for stock options granted during the year represents the period of time that the stock options are expected to be outstanding based on historical data of stock option holder exercise and termination behavior of similar grants. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatility is based upon historical volatility of our stock over a period equal to the expected life of each stock option grant. Dividend yield is estimated over the expected life based on our dividend policy and historical dividends paid. To determine the amount of compensation cost to be recognized in each period, we account for forfeitures as they occur. We did not grant any stock options during 2024.
The following table illustrates the valuation assumptions used for the 2023 and 2022 stock option grants:

	2023	2022
Expected volatility	35%	34 - 34%
Weighted-average expected volatility	35%	34%
Expected dividend yield	1.6%	1.2 - 1.2%
Weighted-average expected dividend yield	1.6%	1.2%
Expected term, in years	5	5
Risk-free interest rate	4.2 - 4.2%	1.9 - 1.9%
New stock option awards granted vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards on a straight-line basis over the awards' vesting period. Stock options granted to employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the applicable equity and inventive plan.
The following table summarizes the activity during the year ended December 31, 2024 for stock option awards:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	642,431	$70.43
Granted	—	—
Exercised	(340,027)	68.88
Forfeited	—	—
Expired	—	—
Outstanding at end of year	302,404	$72.18
Exercisable at end of year	247,575	$71.59
There were no options granted during the year ended December 31, 2024. The weighted-average grant date fair value of stock options granted during the years ended 2023 and 2022 was $24.21 and $23.45, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $14.5 million, $5.9 million and $0.4 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2024 was $2.9 million and $2.5 million, respectively. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2024 was 5.3 years and 4.8 years, respectively.
As of December 31, 2024, there was unrecognized compensation cost related to nonvested stock options of $0.6 million, which is expected to be recognized over a weighted-average period of 0.9 years.
Restricted Share Awards
Restricted share awards for employees generally have a three-year vesting period from the effective date of the grant. Restricted share awards to non-employee directors vest upon a change of control or upon termination of service as a director occurring at least six months after grant date of the award so long as termination is for one of the following reasons: death; disability; retirement in accordance with Tennant policy (e.g., age, term limits, etc.); resignation at request of Board (other than for gross misconduct); resignation following at least six months’ advance notice; failure to be renominated (unless due to unwillingness to serve) or reelected by shareholders; or removal by shareholders. We use the closing share price the day before the grant date to determine the fair value of our restricted share awards. Expenses for these awards are recognized over the vesting period.
The following table summarizes the activity during the year ended December 31, 2024 for nonvested restricted share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	84,966	$63.48
Granted	28,753	110.16
Vested	(27,514)	59.92
Forfeited	—	—
Nonvested at end of year	86,205	$80.18
The weighted-average grant date fair value of restricted share awards granted during the years ended December 31, 2024, 2023 and 2022 was $110.16, $72.88 and $78.78, respectively.
The total fair value of restricted shares vested during the years ended December 31, 2024, 2023 and 2022 was $1.6 million, $0.4 million and $1.7 million, respectively. As of December 31, 2024, there was $2.9 million of total unrecognized compensation cost related to restricted share awards, which is expected to be recognized over a weighted-average period of 1.9 years.
Performance Share Awards
We grant performance share awards to key employees as a part of our long-term management compensation program. These awards are earned based upon achievement of certain financial performance targets over a three year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of the financial performance targets. We use the closing share price the day before the grant date to determine the fair value of our performance share awards. Expenses on these awards are recognized over a three-year performance period. Performance shares are granted in restricted stock units. They are payable in stock and vest solely upon achievement of certain financial performance targets during this three-year period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The following table summarizes the activity during the year ended December 31, 2024 for nonvested performance share awards:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	153,148	$76.44
Granted	50,846	108.97
Vested	(51,712)	79.30
Forfeited	(2,665)	107.73
Nonvested at end of year	149,617	$85.94
The weighted-average grant date fair value of performance share awards granted during the years ended December 31, 2024, 2023 and 2022 was $108.97, $73.12 and $77.19, respectively.
As of December 31, 2024, there was $6.0 million of total unrecognized compensation costs related to performance share awards, which is expected to be recognized over a weighted-average period of 1.5 years.
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
The following table summarizes the activity during the year ended December 31, 2024 for nonvested restricted stock units:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	129,219	$73.89
Granted	52,357	106.54
Vested	(30,443)	73.30
Forfeited	(18,990)	86.99
Nonvested at end of year	132,143	$85.08
The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2024, 2023 and 2022 was $106.54, $77.59 and $68.48, respectively.
The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 was $2.2 million, $3.0 million and $0.5 million, respectively. As of December 31, 2024, there was $4.2 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.5 years.
Share-Based Liabilities
As of December 31, 2024 and 2023, we had $0.4 million and $0.4 million in total share-based liabilities recorded on our consolidated balance sheets, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
19.    Income Attributable to Tennant Company Per Share
The computations of basic and diluted earnings attributable to Tennant Company per share for the years ended December 31 were as follows:

	2024	2023	2022
Numerator:
Net income	$83.7	$109.5	$66.3
Denominator:
Basic - weighted average shares outstanding	18,786,871	18,509,523	18,494,356
Effect of dilutive securities	309,267	274,110	202,899
Diluted - weighted average shares outstanding	19,096,138	18,783,633	18,697,255
Basic earnings per share	$4.46	$5.92	$3.58
Diluted earnings per share	$4.38	$5.83	$3.55
Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 97,463, 249,690 and 649,054 shares of common stock during 2024, 2023 and 2022, respectively. These exclusions were made if the exercise prices of these options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted shares outstanding in the options, or if we have a net loss, as these effects are anti-dilutive.

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
The Company's chief operating decision maker ("CODM") is our chief executive officer.
The CODM uses net income, that is also reported on the income statement as consolidated net income, to evaluate return on assets and decide whether to reinvest profits into segments or other areas, such as acquisitions or dividends. It is also used to monitor budget versus actual results, conduct competitive analysis by benchmarking against the Company's competitors, and assess segment performance. Additionally, the CODM uses net income to allocate resources, evaluate performance, and make key operating decisions, considering budget-to-actual variances on a quarterly basis. The CODM also uses gross profit to evaluate pricing, allocate resources, and assess segment performance by comparing actual results to historical and forecasted data.
Significant expenses within net income include cost of sales, research and development, and selling and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Income. Other segment items within net income include net foreign currency transaction gain (loss), interest expense, net, other (expense) income, net, and income tax expense.
The measure of segment assets is reported on the balance sheet as total consolidated assets. The following table presents net sales by geographic area for the three years ended December 31:

	2024	2023	2022
Net Sales:
United States	$766.9	$726.8	$618.8
Other Americas	121.6	113.5	87.1
Americas	888.5	840.3	705.9
Europe, Middle East, Africa	318.5	314.4	301.6
Asia Pacific	79.7	88.9	84.7
Total	$1,286.7	$1,243.6	$1,092.2
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The following table presents long-lived assets by geographic area as of December 31:

	2024	2023	2022
Long-lived assets:
United States	$166.6	$104.2	$105.9
Other Americas	29.0	31.9	26.4
Americas	195.6	136.1	132.3
Italy	193.7	218.0	223.5
Other Europe, Middle East, Africa	93.6	75.6	69.6
Europe, Middle East, Africa	287.3	293.6	293.1
Asia Pacific	29.6	30.4	32.1
Total	$512.5	$460.1	$457.5
Long-lived assets consist of property, plant and equipment, goodwill, intangible assets and certain other assets. Apart from the United States and Italy shown in the table above, there are no other individual foreign locations which have long-lived assets which represent more than 10% of our consolidated long-lived assets.
21.    Subsequent Event
On February 11, 2025, the Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program. The share repurchase program is in addition to the 2016 share repurchase program.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A – Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
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
Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that our internal control over financial reporting was effective as of December 31, 2024.
We acquired M&F Management and Financing GmbH ("M&F"), the parent company of TCS EMEA GmbH ("TCS") in February 2024, which was accounted for as a business combination. Management excluded from its assessment of the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2024 TCS's internal control over financial reporting associated with $37.2 million of total assets and $22.0 million of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. This exclusion is in accordance with the SEC's guidance, which permits companies to omit an acquired business's internal control over financial reporting from management's assessment for up to one year from the date of the acquisition.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 and has issued a report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company's internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B – Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance
Information required under this item with respect to directors is contained in the section entitled “Board of Directors” as part of our 2025 Proxy Statement and is incorporated herein by reference. See also Item 1, Information About Our Executive Officers in Part I hereof.
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
ITEM 11 – Executive Compensation
Information required under this item is contained in the sections entitled “Director Compensation," “Executive Compensation Information” and "Pay Ratio" as part of our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required under this item is contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" as part of our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13 – Certain Relationships and Related Transactions, and Director Independence
Information required under this item is contained in the sections entitled “Director Independence” and “Related-Person Transaction Approval Policy” as part of our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14 – Principal Accountant Fees and Services
Information required under this item is contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firm” as part of our 2025 Proxy Statement and is incorporated herein by reference.

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
2.Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

(In millions)	2024	2023	2022
Allowance for doubtful accounts:
Balance at beginning of year	$7.2	$6.1	$5.3
Charged to costs and expenses	2.6	4.4	1.9
Charged to other accounts(a)	—	—	0.1
Deductions(b)	(2.7)	(3.3)	(1.2)
Balance at end of year	$7.1	$7.2	$6.1
Sales returns reserve:
Balance at beginning of year	$1.9	$1.4	$1.0
Charged to costs and expenses	1.1	2.0	0.9
Deductions(b)	(0.8)	(1.5)	(0.5)
Balance at end of year	$2.2	$1.9	$1.4
Allowance for excess and obsolete inventories:
Balance at beginning of year	$17.2	$14.2	$14.3
Charged to costs and expenses	2.8	8.9	0.5
Charged to other accounts(a)	0.1	0.1	0.2
Deductions(c)	(4.9)	(6.0)	(0.8)
Balance at end of year	$15.2	$17.2	$14.2
Valuation allowance for deferred tax assets:
Balance at beginning of year	$3.2	$3.3	$4.8
Charged to costs and expenses	(0.3)	(0.3)	(1.4)
Charged to other accounts(a)	0.4	0.2	(0.1)
Balance at end of year	$3.3	$3.2	$3.3
Warranty reserve:
Balance at beginning of year	$11.2	$10.9	$10.4
Charged to costs and expenses	9.5	12.2	9.9
Charged to other accounts(a)	(0.1)	(0.1)	(0.1)
Deductions(d)	(10.1)	(11.8)	(9.3)
Balance at end of year	$10.5	$11.2	$10.9

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
3.    Exhibits

Item #	Description	Method of Filing
3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s Form 10-Q for the quarter ended June 30, 2006.
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 13, 2023.
3.3	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's Form 10-Q for the quarter ended March 31, 2018.
4.1	Description of Securities	Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 2022.
10.1	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2009, as amended*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.2	Form of Amended and Restated Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.3	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
10.4	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.5	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.6	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.7	Amended and Restated 2010 Stock Incentive Plan, as Amended*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.8	2017 Stock Incentive Plan*	Incorporated by reference to Appendix A on the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders filed March 15, 2017.
10.9	Form of Tennant Company 2017 Stock Incentive Plan Non-Statutory Stock Option Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.10	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.11	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.12	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.13	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2018.

10.14	Tennant Company Executive Officer Cash Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 20, 2018.
10.15	Tennant Company Executive Officer Severance Plan and Summary Plan Description*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 10, 2018.
10.16	Tennant Company 2020 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.17	Form of Tennant Company 2020 Stock Incentive Plan Non-Statutory Stock Option Agreement*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.18	Form of Tennant Company 2020 Stock Incentive Plan Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.19	Form of Tennant Company 2020 Stock Incentive Plan Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.20	Form of Tennant Company 2020 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.21	Form of Tennant Company 2020 Stock Incentive Plan Performance Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.22	Form of Tennant Company 2020 Stock Incentive Plan Special Performance Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.23	Amendment to Employment Agreement with David Huml*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2021.
10.24	Non-Statutory Stock Option Agreement (Inducement Grant), between Fay West and Tennant Company, dated May 7, 2021*	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 10, 2021.
10.25	Restricted Stock Agreement (Inducement Grant), between Fay West and Tennant Company, dated May 7, 2021*	Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on May 10, 2021.
10.26	Restricted Stock Unit Agreement (Performance Based Inducement Grant), between Fay West and Tennant Company, dated May 7, 2021*	Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on May 10, 2021.
10.27	Restricted Stock Unit Agreement (Inducement Grant), between Fay West and Tennant Company, dated May 7, 2021*	Incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on May 10, 2021.
10.28	Second Amended and Restated Credit Agreement, dated August 7, 2024	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2024.
10.29	Offer Letter with Fay West commencing April 15, 2021*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2021.
19	Insider Trading Policy	Filed herewith electronically.
21	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith electronically.
24.1	Powers of Attorney	Included on signature page.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.
97	Compensation Recoupment Policy	Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on February 22, 2024.
101	The following financial information from Tennant Company’s annual report on Form 10-K for the period ended December 31, 2024, filed with the SEC on February 18, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022, (iii) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, (v) the Consolidated Statements of Equity for the years ended December 31, 2024, 2023, and 2022, and (vi) Notes to the Consolidated Financial Statements.	Filed herewith electronically.
104	Inline Extensible Business Reporting language (iXBRL) for the cover page of this Annual Report on Form 10-K, included in Exhibit 101	Filed herewith electronically.
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

ITEM 16 – Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY
By	/s/ David W. Huml
David W. Huml
President, CEO and
Board of Directors
Date	February 18, 2025
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

By	/s/ David W. Huml	By	/s/ Andrew P. Hider
	David W. Huml		Andrew P. Hider
	President, CEO and Board of Directors		Board of Directors
Date	February 18, 2025	Date	February 18, 2025

By	/s/ Fay West	By	/s/ Timothy R. Morse
	Fay West		Timothy R. Morse
	Chief Financial Officer and Principal Accounting Officer		Board of Directors
Date	February 18, 2025	Date	February 18, 2025

By	/s/ Azita Arvani	By	/s/ Donal L. Mulligan
	Azita Arvani		Donal L. Mulligan
	Board of Directors		Board of Directors
Date	February 18, 2025	Date	February 18, 2025

By	/s/ Carol S. Eicher	By	/s/ Mark W. Sheahan
	Carol S. Eicher		Mark W. Sheahan
	Board of Directors		Board of Directors
Date	February 18, 2025	Date	February 18, 2025

By	/s/ Maria C. Green	By	/s/ David Windley
	Maria C. Green		David Windley
	Board of Directors		Board of Directors
Date	February 18, 2025	Date	February 18, 2025

HIDDEN IXBRL