Form 10-Q
period 2025-03-31
TENNANT CO
filed 2025-05-01
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of April 25, 2025, there were 18,653,506 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
TENNANT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share data)	Three Months Ended March 31,
	2025	2024
Net sales	$290.0	$311.0
Cost of sales	170.0	173.5
Gross profit	120.0	137.5
Selling and administrative expense	90.7	89.9
Research and development expense	9.7	10.1
Operating income	19.6	37.5
Interest expense, net	(2.3)	(2.3)
Net foreign currency transaction loss	(0.2)	(0.2)
Other income, net	0.1	0.1
Income before income taxes	17.2	35.1
Income tax expense	4.1	6.7
Net income	$13.1	$28.4

Net income per share
Basic	$0.70	$1.52
Diluted	$0.69	$1.49

Weighted average shares outstanding
Basic	18,702,438	18,665,570
Diluted	18,960,007	19,077,767
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In millions)	Three Months Ended March 31,
	2025	2024
Net income	$13.1	$28.4
Other comprehensive income (loss):
Foreign currency translation adjustments (net of related tax benefit (expense) of $0.2 and $(0.2), respectively)	15.5	(8.2)
Pension and postretirement medical benefits (net of related tax expense of $0.0 and $0.0, respectively)	(0.1)	—
Derivative financial instruments (net of related tax benefit (expense) of $0.0 and $(0.3), respectively)	(0.1)	1.0
Total other comprehensive income (loss), net of tax	15.3	(7.2)

Total comprehensive income including noncontrolling interest	28.4	21.2
Foreign currency translation adjustments attributable to noncontrolling interest	0.4	—
Comprehensive income attributable to Tennant Company	$28.0	$21.2
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except shares and per share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$79.5	$99.8
Receivables, less allowances of $7.5 and $7.1, respectively	251.2	259.1
Inventories	191.3	183.8
Prepaid and other current assets	28.9	33.9
Total current assets	550.9	576.6
Property, plant and equipment, less accumulated depreciation of $323.8 and $310.9, respectively	185.7	184.4
Operating lease assets	54.3	54.6
Goodwill	192.8	185.6
Intangible assets, net	57.3	58.7
Other assets	139.3	130.2
Total assets	$1,180.3	$1,190.1
LIABILITIES AND EQUITY
Current portion of long-term debt	$0.5	$1.3
Accounts payable	115.3	126.9
Employee compensation and benefits	39.3	53.1
Other current liabilities	102.3	110.9
Total current liabilities	257.4	292.2
Long-term debt	213.3	198.2
Long-term operating lease liabilities	35.4	36.3
Employee benefits	14.2	13.5
Deferred income taxes	5.1	4.9
Other liabilities	28.8	22.9
Total long-term liabilities	296.8	275.8
Total liabilities	$554.2	$568.0
Commitments and contingencies (Note 12)
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,703,285 and 18,849,456 shares issued and outstanding, respectively	7.0	7.1
Additional paid-in capital	57.6	76.7
Retained earnings	617.2	609.7
Accumulated other comprehensive loss	(57.4)	(72.7)
Total Tennant Company shareholders' equity	624.4	620.8
Noncontrolling interest	1.7	1.3
Total equity	626.1	622.1
Total liabilities and total equity	$1,180.3	$1,190.1
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$13.1	$28.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10.6	9.6
Amortization expense	3.4	3.9
Deferred income tax benefit	0.5	(1.0)
Share-based compensation expense	3.2	3.2
Bad debt and returns expense	0.7	0.3
Other, net	0.2	0.1
Changes in operating assets and liabilities:
Receivables	10.9	(10.1)
Inventories	(8.2)	(9.2)
Accounts payable	(8.7)	13.9
Employee compensation and benefits	(14.5)	(20.7)
Other assets and liabilities	(11.6)	(15.5)
Net cash (used in) provided by operating activities	(0.4)	2.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7.0)	(3.0)
Purchase of investment	—	(32.1)
Payments made in connection with business acquisition, net of cash acquired	—	(25.5)
Investment in leased assets	(0.1)	(0.2)
Cash received from leased assets	0.2	0.2
Net cash used in investing activities	(6.9)	(60.6)
FINANCING ACTIVITIES
Proceeds from borrowings	15.0	40.0
Repayments of borrowings	(0.8)	(26.2)
(Repurchases) proceeds from exercise of stock options, net of employee tax withholdings obligations of $2.6 and $3.5, respectively	(2.1)	19.5
Repurchases of common stock	(20.2)	(1.1)
Dividends paid	(5.6)	(5.3)
Net cash (used in) provided by financing activities	(13.7)	26.9
Effect of exchange rate changes on cash and cash equivalents	0.7	2.5
Net decrease in cash and cash equivalents	(20.3)	(28.3)
Cash and cash equivalents at beginning of period	99.8	117.1
Cash and cash equivalents at end of period	$79.5	$88.8

SUPPLEMENTAL CASH FLOW INFORMATION	Three Months Ended March 31,
(In millions)	2025	2024
Cash paid for income taxes	$3.5	$1.6
Cash paid for interest	2.9	4.5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5.8	4.7
Lease assets obtained in exchange for new operating lease liabilities	4.0	3.8
Lease assets obtained in exchange for new financing lease liabilities	0.1	—
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	1.6	2.1
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	18,849,456	$7.1	$76.7	$609.7	$(72.7)	$620.8	$1.3	$622.1
Net income		—	—	13.1	—	13.1	—	13.1
Other comprehensive income		—	—	—	15.3	15.3	—	15.3
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 29,497 shares	89,695	(0.1)	(2.1)	—	—	(2.2)	—	(2.2)
Share-based compensation		—	3.2	—	—	3.2	—	3.2
Repurchases of common stock	(235,866)	—	(20.2)	—	—	(20.2)	—	(20.2)
Dividends paid $0.295 per common share		—	—	(5.6)	—	(5.6)	—	(5.6)
Other		—	—	—	—	—	0.4	0.4
Balance, March 31, 2025	18,703,285	$7.0	$57.6	$617.2	$(57.4)	$624.4	$1.7	$626.1

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	18,631,384	$7.0	$64.9	$547.4	$(42.3)	$577.0	$1.3	$578.3
Net income		—	—	28.4	—	28.4	—	28.4
Other comprehensive income		—	—	—	(7.2)	(7.2)	—	(7.2)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 27,808 shares	388,179	0.1	19.5	—	—	19.6	—	19.6
Share-based compensation		—	3.2	—	—	3.2	—	3.2
Repurchases of common stock	(12,725)	—	(1.1)	—	—	(1.1)	—	(1.1)
Dividends paid $0.280 per common share		—	—	(5.3)	—	(5.3)	—	(5.3)
Balance, March 31, 2024	19,006,838	$7.1	$86.5	$570.5	$(49.5)	$614.6	$1.3	$615.9
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In millions, except shares and per share data)
1.    Summary of Significant Accounting Policies
Tennant Company ("the Company", "we", "us", or "our") is a world leader in designing, manufacturing and marketing solutions that help create a cleaner, safer, healthier world. The Company is committed to creating and commercializing breakthrough, sustainable cleaning innovations to enhance its broad suite of products, including floor maintenance and cleaning equipment, detergent-free and other sustainable cleaning technologies, aftermarket parts and consumables, equipment maintenance and repair service, and asset management solutions.
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
These statements should be read in conjunction with the consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2024. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Reclassification – Certain prior period amounts have been reclassified to conform to the current period presentation (e.g. payroll tax accruals are now classified from Employee Compensation and Benefits to Other Current Liabilities).
These reclassifications had no effect on previously reported results of operations, total assets, total liabilities or stockholders' equity.
2.    Newly Adopted Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends the existing segment reporting guidance (ASC Topic 280 — Segment Reporting (“ASC 280”)) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. We have adopted the new standard effective December 31, 2024. While the adoption has no impact on our consolidated financial statements, it has resulted in incremental disclosures within the footnotes to our consolidated financial statements. Refer to Note 17, Segment Reporting, for the inclusion of the new required disclosures.

3.    Revenue
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:
Net sales by geographic area

	Three Months Ended March 31,
	2025	2024
Americas	$197.3	$215.6
Europe, Middle East and Africa	76.0	76.8
Asia Pacific	16.7	18.6
Total	$290.0	$311.0
Net sales are attributed to each geographic area based on the end-user country and are net of intercompany sales.
Net sales by groups of similar products and services

	Three Months Ended March 31,
	2025	2024
Equipment	$172.8	$189.8
Parts and consumables	67.3	70.6
Service and other	49.9	50.6
Total	$290.0	$311.0
Net sales by sales channel

	Three Months Ended March 31,
	2025	2024
Sales direct to consumer	$205.1	$221.4
Sales to distributors	84.9	89.6
Total	$290.0	$311.0
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
The change in our sales incentive accrual balance was as follows:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$16.1	$21.2
Additions to sales incentive accrual	5.7	6.3
Contract payments	(7.9)	(11.3)
Foreign currency fluctuations	(0.3)	(0.4)
Ending balance	$13.6	$15.8
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
The change in the deferred revenue balance was as follows:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$20.6	$10.3
Increase in deferred revenue representing our obligation to satisfy future performance obligations	5.7	5.0
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(3.9)	(4.3)
Foreign currency fluctuations	0.1	(0.1)
Ending balance	$22.5	$10.9

As of March 31, 2025, $10.8 million and $11.7 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2025	$8.8
2026	5.7
2027	4.1
2028	2.3
2029	1.5
Thereafter	0.1
Total	$22.5
As of December 31, 2024, $9.8 million and $10.8 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.
4.    Management Actions
Restructuring Actions
During the three months ended March 31, 2025, we incurred restructuring expenses as part of our ongoing global reorganization efforts. The following pre-tax restructuring charges were included in selling and administrative expense in the consolidated statements of income.

	Three Months Ended March 31,
	2025	2024
Severance-related costs	$1.5	$—
Total pre-tax restructuring costs	$1.5	$—
Our restructuring actions represent the continued execution of a multi-year enterprise strategy to drive increased productivity throughout our operations. The charges in 2025 impacted all operating segments and were related to a global workforce realignment to support our key strategic initiatives.
A reconciliation of the beginning and ending liability balances for severance-related costs is as follows:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$8.6	$2.4
New charges	1.7	—
Cash payments	(3.0)	(0.4)
Foreign currency fluctuations	0.2	(0.1)
Adjustments to accrual	(0.2)	—
Ending balance	$7.3	$1.9
5.    Acquisitions
On February 29, 2024, we acquired 100% of M&F Management and Financing GmbH ("M&F"), the parent company of TCS EMEA GmbH ("TCS"), as we seek to accelerate growth in the EMEA region.
Based in Austria, TCS was Tennant Company's largest Central and Eastern Europe distributor. The acquisition gives Tennant a knowledgeable and experienced sales force and an established direct channel into countries including Romania, Hungary, Czech Republic, and Slovakia, along with an expanded network in Austria,

Switzerland, Poland, and other nations in the region, as well as the Middle East and Africa. The pro forma impact of this acquisition is immaterial to our operations.
The purchase price was allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition.
The following table summarizes the fair value measurement of the assets acquired and liabilities assumed:

Components of purchase price:
Cash paid	$31.0
Settlement of preexisting transactions	3.9
Total purchase price	34.9

ASSETS
Cash	5.4
Other current assets	8.9
Intangible assets subject to amortization
Customer lists	13.2
Backlog	0.6
Other assets	5.7
Total identifiable assets acquired	33.8
LIABILITIES
Current liabilities	(1.6)
Long-term liabilities	(6.7)
Total identifiable liabilities assumed	(8.3)
Net assets acquired	25.5

Goodwill	$9.4
Included in the total purchase price is cash paid of $31.0 million and the settlement of $3.9 million of preexisting transactions.
The goodwill is not deductible for income tax purposes. The useful lives of the acquired intangible assets is 3 months and 10 years for backlog and customer lists, respectively, and are being amortized on a straight-line basis.

6.    Inventories
Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	March 31, 2025	December 31, 2024
Inventories carried at LIFO:
Finished goods(a)	$81.0	$85.4
Raw materials and work-in-process	36.9	38.4
Excess of FIFO over LIFO cost(b)	(49.7)	(50.4)
Total LIFO inventories	$68.2	$73.4

Inventories carried at FIFO:
Finished goods(a)	$59.9	$53.2
Raw materials and work-in-process	63.2	57.2
Total FIFO inventories	$123.1	$110.4
Total inventories	$191.3	$183.8
(a)Finished goods include machines, parts and consumables and component parts that are used in our products.
(b)The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.
7.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2024	$218.1	$(32.5)	$185.6
Foreign currency fluctuations	8.3	(1.1)	7.2
Balance as of March 31, 2025	$226.4	$(33.6)	$192.8
The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of March 31, 2025
Original cost	$160.8	$28.7	$15.6	$205.1
Accumulated amortization	(111.8)	(22.4)	(13.6)	(147.8)
Carrying value	$49.0	$6.3	$2.0	$57.3
Weighted average original life (in years)	15	11	11

Balance as of December 31, 2024
Original cost	$154.6	$27.6	$15.2	$197.4
Accumulated amortization	(104.9)	(20.8)	(13.0)	(138.7)
Carrying value	$49.7	$6.8	$2.2	$58.7
Weighted average original life (in years)	15	11	11
Amortization expense on intangible assets for the three months ended March 31, 2025 and 2024 was $3.4 million and $3.9 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2025	$9.6
2026	11.8
2027	8.6
2028	6.8
2029	6.1
Thereafter	14.4
Total	$57.3

8.    Debt
On April 5, 2021, we and certain of our foreign subsidiaries entered into an Amended and Restated Credit Agreement (the “2021 Credit Agreement”). The 2021 Credit Agreement provides us and certain of our foreign subsidiaries access to a senior secured credit facility until April 3, 2026, consisting of a term loan facility in an amount up to $100.0 million and a revolving facility in an amount up to $450.0 million with an option to expand the credit facility by up to $275.0 million, with the consent of the lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. Borrowings may be denominated in U.S. dollars or certain other currencies.
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
On August 7, 2024, we and certain of our foreign subsidiaries entered into an Amended and Restated Credit Agreement (the "2024 Credit Agreement"), which amends and restates the 2021 Credit Agreement as amended by the Amendment. The 2024 Credit Agreement provides us and certain of our foreign subsidiaries access to a senior secured credit facility until August 7, 2029, consisting of a revolving facility in an amount up to $650.0 million, with an option to expand the revolving facility or obtain incremental term loans by up to $325.0 million, with the consent of the lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. Borrowings may be denominated in U.S. dollars or certain other currencies.
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
We were in compliance with the above financial covenants as of March 31, 2025.
Debt Outstanding
Debt outstanding consisted of the following:

	March 31, 2025	December 31, 2024
Credit facility borrowings:
Revolving credit facility borrowings	$212.5	$197.5
Finance lease liabilities	1.3	1.2
Bank overdrafts	—	0.8
Total debt	213.8	199.5
Less: current portion of long-term debt(a)	(0.5)	(1.3)
Long-term debt	$213.3	$198.2
(a)As of March 31, 2025, the Company was required to repay $0.5 million of finance lease liabilities, and no amounts in outstanding credit facility borrowings, over the next 12 months.
As of March 31, 2025, we had outstanding borrowings of $212.5 million under our revolving credit facility. We had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $434.3 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the three months ended March 31, 2025 were $0.2 million. The overall weighted average cost of debt was approximately 5.7% and net of related cross-currency swap instruments and fixed rate interest rate swap instruments was approximately 4.2%. Further details regarding the cross-currency swap instrument and fixed rate interest rate swap instrument are discussed in Note 10.
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

The changes in warranty reserves were as follows:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$10.5	$11.1
Additions charged to expense	1.4	1.6
Foreign currency fluctuations	0.1	—
Claims paid	(1.8)	(1.8)
Ending balance	$10.2	$10.9
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
Balance Sheet Hedges
We hedge our net recognized foreign currency denominated assets and liabilities with foreign currency forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction gain (loss) in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At March 31, 2025 and December 31, 2024, the notional amounts of foreign currency forward contracts outstanding not designated as hedging instruments were $83.5 million and $70.2 million, respectively.
Cash Flow Hedges
We manage our floating rate debt exposure using interest rate swaps. Fixed rate swaps are used to reduce our risk of the possibility of increased interest costs. We entered into an aggregate $120.0 million notional amount of interest rate swaps effective December 1, 2022, that exchange a variable rate of interest for a fixed rate of interest of 4.076%. These interest rate swaps are designated as cash flow hedges. These swaps are scheduled to mature on December 1, 2026.
Fair Value Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of March 31, 2025 and December 31, 2024, these cross-currency swaps included €75.0 million of total notional value. As of March 31, 2025, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €4.7 million. The scheduled maturity and principal payment of the loan of €75.0 million is due in April 2027.

Net Investment Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and a wholly owned European subsidiary. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiary against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of March 31, 2025 and December 31, 2024, the cross-currency swaps included €75.0 million of total notional value. These swaps are scheduled to mature in April 2027.
The fair value of derivative instruments on our consolidated balance sheets was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	March 31, 2025	December 31, 2024	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current assets	$—	$0.1	Other current liabilities	$0.2	$—
Interest rate swaps	Other assets	—	—	Other liabilities	0.5	0.2
Derivatives designated as fair value hedges:
Cross-currency swaps	Other current assets	1.4	1.5	Other current liabilities	—	—
Cross-currency swaps	Other assets	—	0.5	Other liabilities	2.4	—
Derivatives designated as net investment hedges:
Cross-currency swaps	Other current assets	1.2	1.2	Other current liabilities	—	—
Cross-currency swaps	Other assets	—	0.2	Other liabilities	2.5	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(a)	Other current assets	$0.7	$0.8	Other current liabilities	$—	$—
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
As of March 31, 2025, we anticipate reclassifying $2.4 million of gains from accumulated other comprehensive loss to net income during the next 12 months.

The following table includes the amounts in the consolidated statements of income in which the effects of derivatives designated as hedging instruments are recorded:

	Three Months Ended March 31,
	2025		2024
	Total	Gain (Loss) on Hedging	Total	Gain on Hedging
Derivatives designated as cash flow hedges:
Interest expense, net	$(2.3)	$0.1	$(2.3)	$1.2
Net foreign currency transaction loss	(0.2)	—	(0.2)	—
Derivatives designated as fair value hedges:
Interest expense, net	(2.3)	0.3	(2.3)	2.2
Net foreign currency transaction (loss) gain	(0.2)	(2.7)	(0.2)	1.5
Derivatives designated as net investment hedges:
Interest expense, net	$(2.3)	$0.2	$(2.3)	$1.9
The effect of derivative instruments designated as hedges and derivative instruments not designated as hedges in our consolidated statements of income was as follows:

	Three Months Ended March 31,
	2025	2024
Derivatives designated as cash flow hedges:
Net (loss) gain recognized in other comprehensive income (loss), net of tax(a)	$(0.4)	$1.6
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.1	0.3
Derivatives designated as fair value hedges:
Net gain recognized in other comprehensive income (loss), net of tax(a)	0.7	—
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, effective portion to interest expense, net	0.3	0.3
Derivatives designated as net investment hedges:
Net loss recognized in other comprehensive income (loss), net of tax(a)	(1.9)	(1.3)
Net gain reclassified from accumulated other comprehensive loss into income, net of tax, ineffective portion to interest expense, net	0.2	0.2
Derivatives not designated as hedging instruments:
Net loss recognized in income(b)	$(2.5)	$—
(a)Net change in the fair value of the effective portion classified in other comprehensive income (loss).
(b)Classified in net foreign currency transaction loss.

11.    Fair Value Measurements
Financial Instruments
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value due to their short-term nature.
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
As of March 31, 2025 and December 31, 2024, the cost and market values of our debt and equity securities were as follows:

	Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Balance as of March 31, 2025
Available-for-sale debt securities	$12.1	$12.3	$—	$—
Equity securities	20.0	20.0	—	—
Total debt and equity securities	$32.1	$32.3	$—	$—

Balance as of December 31, 2024
Available-for-sale debt securities	$12.1	$12.3	$0.2	$—
Equity securities	20.0	20.0	—	—
Total debt and equity securities	$32.1	$32.3	$0.2	$—
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at March 31, 2025 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity securities	$20.0	$—	$—	$20.0
Debt securities	12.3	—	—	12.3
Foreign currency forward contracts	0.7	—	0.7	—
Cross-currency swaps	2.6	—	2.6	—
Total assets	35.6	—	3.3	32.3
Liabilities:
Cross-currency swaps	4.9	—	4.9	—
Interest rate swaps	0.7	—	0.7	—
Total liabilities	$5.6	$—	$5.6	$—
Our population of assets and liabilities subject to fair value measurements at December 31, 2024 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity securities	$20.0	$—	$—	$20.0
Debt securities	12.3	—	—	12.3
Foreign currency forward contracts	0.8	—	0.8	—
Cross-currency swaps	3.4	—	3.4	—
Interest rate swaps	0.1	—	0.1	—
Total assets	36.6	—	4.3	32.3
Liabilities:
Interest rate swaps	0.2	—	0.2	—
Total liabilities	$0.2	$—	$0.2	$—
Our foreign currency forward contracts, cross-currency swaps and interest rate swaps are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our derivative instruments are discussed in Note 10.
There were no transfers into or out of Level 3 investments in the periods ended March 31, 2025 and December 31, 2024.
The fair value and carrying value of total debt, including current portion, was $242.9 million and $213.8 million, respectively, as of March 31, 2025. The fair value and carrying value of total debt, including current portion, was $235.9 million and $199.5 million, respectively, as of December 31, 2024. The fair value was estimated using

Level 3 inputs based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.
12.    Commitments and Contingencies
In the ordinary course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended March 31, 2025, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees, and indemnities, or relevant events and circumstances, from those disclosed in the Commitment and Contingencies footnote of the Notes to Consolidated Financial Statements within our annual report on Form 10-K for the year ended December 31, 2024.

13.    Shareholders' Equity
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Three Months Ended March 31, 2025
	Foreign Currency Translation Adjustments (1)	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Unrealized Gain on Debt Securities	Total
Beginning balance	$(75.2)	$2.8	$(0.5)	$0.2	$(72.7)
Other comprehensive income (loss) before reclassifications	15.7	(0.1)	0.3	—	15.9
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.4)	—	(0.6)
Net current period other comprehensive income (loss)	15.5	(0.1)	(0.1)	—	15.3
Ending balance	$(59.7)	$2.7	$(0.6)	$0.2	$(57.4)
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $0.4 million.

	Three Months Ended March 31, 2024
	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Total
Beginning balance	$(45.6)	$3.7	$(0.4)	$(42.3)
Other comprehensive (loss) income before reclassifications	(8.0)	—	1.6	(6.4)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.6)	(0.8)
Net current period other comprehensive (loss) income	(8.2)	—	1.0	(7.2)
Ending balance	$(53.8)	$3.7	$0.6	$(49.5)

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
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $6.1 million for unrecognized tax benefits as of March 31, 2025, there was approximately $0.7 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2025 was $5.5 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.
15.    Share-Based Compensation
Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025 and 2024, we recognized total share-based compensation expense of $3.2 million. The total excess tax recognized for share-based compensation arrangements during the three months ended March 31, 2025 and 2024 was a tax benefit of $0.2 million and $2.4 million, respectively.
16.    Income Attributable to Tennant Company Per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$13.1	$28.4
Denominator:
Basic - weighted average shares outstanding	18,702,438	18,665,570
Effect of dilutive securities	257,569	412,197
Diluted - weighted average shares outstanding	18,960,007	19,077,767
Basic earnings per share	$0.70	$1.52
Diluted earnings per share	$0.69	$1.49
Excluded from the dilutive securities presented above were options to purchase and shares to be paid out under share-based compensation plans totaling 83,269 and 37,508 shares of common stock for the three months ended March 31, 2025 and 2024, respectively. These instruments were excluded when their exercise prices exceeded the average market price of our common stock for the period, when the number of shares we can repurchase under the treasury stock method exceeded the weighted average shares outstanding, or during periods of net loss, as their inclusion would have been anti-dilutive.

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
The Company's chief operating decision maker ("CODM") evaluates segment performance and makes resource allocation decisions using both net income and gross profit. Net income, which is also reported as consolidated net income on the consolidated statements of income, is regularly reviewed to assess segment performance. Additionally, the CODM uses gross profit to evaluate pricing and compare actual results to historical and forecasted data.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company's results of operations, as well as liquidity and capital resources for the quarters ended March 31, 2025 and 2024. The MD&A should be read in conjunction with the Company's consolidated financial statements and notes included in Item 1 of this Quarterly Report. Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including financial measures that are not defined under generally accepted accounting principles (GAAP) in the U.S. Net sales excluding foreign currency translation (i.e., organic sales) is not a measure of financial performance under GAAP; however, the Company believes it is useful in understanding its financial results and provides comparable measures for understanding the operating results of the Company between different periods.
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
Macroeconomic Events
Ongoing geopolitical tensions, including conflicts in the Middle East and Eastern Europe, along with evolving global trade dynamics, continue to contribute to economic uncertainty and market volatility. In March 2025, the U.S. imposed additional tariffs on a wide range of imports, with the potential for further tariff actions. These trade measures, along with updates to export controls and sanctions regimes, pose ongoing risks to global supply chains, potentially increasing the cost of goods, straining procurement cycles, and impacting customer demand.
We are closely monitoring the evolving trade landscape, and our analysis of the potential impact of tariffs on our operations is actively underway. Future trade policy shifts or retaliatory measures could raise manufacturing costs, affect product pricing, or contribute to inflationary pressures on our customers, which may in turn reduce demand for our products.
Our business remains sensitive to global demand trends. In China, market saturation has contributed to declining sales of mid-tier products and intensified pricing competition. In certain other markets, including Australia and Mexico, shifting customer behavior has led to deferred purchases or a greater reliance on rental solutions. In response, we continue to pursue operational efficiencies, refine cost management strategies, and monitor global developments closely to mitigate potential risks.
As described in Part I, Item 1A - Risk Factors in the annual report on Form 10-K for the fiscal year ended December 31, 2024, we may encounter financial difficulties if the United States or other global economies experience an additional or continued long-term economic downturn as our product sales are sensitive to declines in capital spending by our customers. Any sustained adverse impacts to our business, the industries in which we operate, market demand for our products, and/or certain suppliers or customers may also affect our future results of operations, financial position, or cash flows. Changes in foreign currency may also adversely impact our new sales, earnings, and financial condition. We are actively monitoring the global macroeconomic environment, including geopolitical conflict, the potential impact of global supply chain constraints on material inflation, and change in demand for our products.
Outlook
Amid the uncertainties of a slowing global economy, rising inflation, and ongoing geopolitical challenges, our focus remains on building long-term resilience. With our global footprint, supply chain, and customer base, we are working to navigate the effects of shifting trade policies, such as tariffs, alongside broader geopolitical and macroeconomic uncertainties. While the full impact of these factors is uncertain and difficult to predict, we are committed to supporting our customers, ensuring operational stability, and navigating these volatile conditions with a focus on long-term growth.
Results
The following table compares the results of operations for the three months ended March 31, 2025 and 2024, respectively (in millions, except per share data and percentages):

	Three Months Ended March 31,
	2025	%	2024	%
Net sales	$290.0	100.0	$311.0	100.0
Cost of sales	170.0	58.6	173.5	55.8
Gross profit	120.0	41.4	137.5	44.2
Selling and administrative expense	90.7	31.3	89.9	28.9
Research and development expense	9.7	3.3	10.1	3.2
Operating income	19.6	6.8	37.5	12.1
Interest expense, net	(2.3)	(0.8)	(2.3)	(0.7)
Net foreign currency transaction loss	(0.2)	(0.1)	(0.2)	(0.1)
Other income, net	0.1	—	0.1	—
Income before income taxes	17.2	5.9	35.1	11.3
Income tax expense	4.1	1.4	6.7	2.2
Net income	$13.1	4.5	$28.4	9.1
Net income per share - diluted	$0.69		$1.49
Net Sales
Consolidated net sales for the first quarter of 2025 totaled $290.0 million, a 6.8% decrease as compared to consolidated net sales of $311.0 million in the first quarter of 2024. The components of the consolidated net sales change were as follows:

Three Months Ended March 31
2025 vs. 2024
Price	(0.1)%
Volume	(4.9)%
Organic decline	(5.0)%
Acquisitions	0.3%
Foreign currency	(2.1)%
Total decline	(6.8)%
The 6.8% decrease in consolidated net sales in the first quarter of 2025 as compared to the same period in 2024 was driven by:

•Organic sales decline of 5.0% was primarily due to broad volume declines across all geographies, particularly in North America, which was lapping a significant backlog reduction benefit in the prior year period; and
•A net unfavorable impact from foreign currency exchange of approximately 2.1% due primarily to the strengthening of the Brazilian Real and Euro relative to the U.S. dollar; partly offset by
•Acquisition-related growth of 0.3% driven by TCS.

The following table sets forth the net sales by geographic area for the three months ended March 31, 2025 and 2024 (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Americas	$197.3	$215.6	(8.5)%
Europe, Middle East and Africa	76.0	76.8	(1.0)%
Asia Pacific	16.7	18.6	(10.2)%
Total	$290.0	$311.0	(6.8)%
Americas
Americas net sales were $197.3 million for the first quarter of 2025, a decrease of 8.5% from the first quarter of 2024 driven by:
•Organic sales decline of 6.9% was driven by volume declines, particularly in North America, which was lapping a significant backlog reduction benefit in the prior year period, partly offset by price realization in Latin America; and
•A net unfavorable impact from foreign currency exchange of approximately 1.6%.
Europe, Middle East and Africa ("EMEA")
EMEA net sales were $76.0 million for the first quarter of 2025, a decrease of 1.0% from the first quarter of 2024 driven by:
•A net unfavorable impact from foreign currency exchange of approximately 3.0%; partly offset by
•Acquisition-related growth of 1.4% due to TCS; and
•Organic sales growth of 0.6% was primarily due to price realization in parts and consumables and service, partly offset by volume declines in equipment.
Asia Pacific ("APAC")
APAC net sales were $16.7 million for the first quarter of 2025, a decrease of 10.2% from the first quarter of 2024 driven by:
•Organic sales decline of 7.5% driven primarily by net volume declines in parts and consumables and the impact of negative product mix; and
•A net unfavorable impact from foreign currency exchange of approximately 2.7%.
Gross Profit
Gross profit margin of 41.4% was 280 basis points lower in the first quarter of 2025 compared to the first quarter of 2024. The margin rate decrease was primarily attributed to a shift in product and channel mix as well as ongoing inflation. The prior-year quarter includes benefits from a significant reduction in the backlog, largely consisting of higher-margin industrial products sold to direct customers.
Operating Expense
Selling and Administrative Expense
Selling and administrative expense ("S&A expense") was $90.7 million for the first quarter of 2025, an increase of $0.8 million compared to the first quarter of 2024. As a percentage of net sales, S&A expense for the first quarter of 2025 increased 240 basis points to 31.3% from 28.9% in the first quarter of 2024. The S&A expense increase was driven by higher costs linked to our strategic investments, including Enterprise Resource Planning ("ERP") modernization costs and restructuring-related charges, partly offset by lower compensation and benefit expense and discretionary spending.

Research and Development Expense
Research and development expense ("R&D expense") was $9.7 million, or 3.3% of net sales, for the first quarter of 2025, with R&D expense as a percentage of net sales increasing 10 basis points compared to the first quarter of 2024.
We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovative leadership position and drive growth.
Total Other Expense, Net
Interest Expense, Net
Interest expense, net was $2.3 million in the first quarter of 2025 and 2024. The following table compares the debt levels, average interest rate, interest income and interest expense for the three months ended March 31, 2025 and 2024, respectively (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024
Weighted Average Outstanding Borrowings	$204.0	$217.8
Average interest rate	5.68%	6.52%
Interest expense	3.2	3.6
Interest income	(0.9)	(1.3)
Interest expense, net	$2.3	$2.3
Our debt portfolio as of March 31, 2025 was comprised of debt predominately in U.S. dollars. The Company manages its floating rate debt exposure using fixed rate interest rate swaps to reduce the Company's risk of the possibility of increased interest costs. The Company has an aggregate $120.0 million notional amount of interest rate swaps that exchange a variable rate of interest for a fixed rate of interest of 4.076% over the term of the agreements.
Net Foreign Currency Transaction Loss
Net foreign currency transaction loss was $0.2 million in the first quarters of 2025 and 2024. The unfavorable impact was primarily due to the strengthening of the Euro relative to the U.S. dollar.
Income Taxes
The effective tax rate for the first quarter of 2025 was 23.8% compared to 19.1% for the first quarter of 2024. The increase was primarily due to a decrease in discrete tax benefits associated with share-based compensation recognized in the first quarter of 2024.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the U.S.
Liquidity and Capital Resources
Liquidity
Cash and cash equivalents totaled $79.5 million at March 31, 2025 compared to $99.8 million as of December 31, 2024. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.1 as of March 31, 2025 and 2.0 as of December 31, 2024. Our primary working capital, which is comprised of accounts receivable, inventories and accounts payables, was $327.2 million as of March 31, 2025 and $316.0 million as of December 31, 2024. Our debt-to-capital ratio was 25.5% as of March 31, 2025 compared to 24.3% as of December 31, 2024.

As of March 31, 2025, we had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $434.3 million of unused borrowing capacity on our revolving facility.
Cash Flow from Operating Activities
Net cash used in operating activities during the three months ended March 31, 2025 was $0.4 million compared to net cash provided by operating activities of $2.9 million during the three months ended March 31, 2024. The cash used was driven by spend of our ERP modernization project of $12.4 million as well as consumption of working capital and lower operating performance.

Cash Flow from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2025 was $6.9 million compared to net cash used in investing activities of $60.6 million during the three months ended March 31, 2024. The cash used was driven by capital expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities during the three months ended March 31, 2025 was $13.7 million compared to net cash provided by financing activities of $26.9 million during the three months ended March 31, 2024. The cash used was driven by share repurchases and dividends, partly offset by net proceeds from borrowings.
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
Cautionary Statement Relevant to Forward-Looking Information
This Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities

Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations of forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. Particular risks and uncertainties presently facing us include: geopolitical and economic uncertainty throughout the world; our ability to comply with global laws and regulations; changes in foreign currency exchange rates; our ability to adapt to customer pricing sensitivities; the competition in our business; fluctuations in the cost, quality or availability of raw materials and purchased components; our ability to adjust pricing to respond to cost pressures; unforeseen product liability claims or product quality issues; our ability to attract, retain and develop key personnel and create effective succession planning strategies; our ability to effectively develop and manage strategic planning and growth processes and the related operational plans; our ability to successfully upgrade and evolve our information technology systems; our ability to successfully protect our information technology systems from cybersecurity risks; complications with our new Enterprise Resource Planning ("ERP") system; the occurrence of a significant business interruption; our ability to maintain the health and safety of our workers; our ability to integrate acquisitions; our ability to develop and commercialize new innovative products and services; and risks related to our business transformation and strategic initiatives.
We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2024.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since December 31, 2024. For additional information, refer to Item 7A of our annual report on Form 10-K for the year ended December 31, 2024.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
Refer to Note 16, Commitments and Contingencies, to the Consolidated Financial Statements in the Company’s Form 10-K for information regarding the Company’s legal proceedings. There have been no material developments in any legal proceedings that require reporting in this Form 10-Q.
Item 1A.    Risk Factors
We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our risk factors since the filing of that report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases are made from time to time in the open market or through privately negotiated transactions. On October 31, 2016, the Board of Directors authorized the repurchase of 1,000,000 shares of our comment stock. On February 11, 2025, the Board of Directors authorized the repurchase of 2,000,000 shares of our common stock. Under the 2016 and 2025 share repurchase programs, 387,195 and 2,000,000 shares remain authorized, respectively.

For the Quarter Ended March 31, 2025	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2025	33,389	$83.82	33,389	589,672
February 1-28, 2025	90,499	$87.37	70,348	2,519,324
March 1-31, 2025	141,475	$84.23	132,129	2,387,195
Total	265,363	$85.25	235,866	2,387,195
(1)The total number of shares purchased includes 29,497 shares withheld to cover withholding taxes related to the exercise of stock options and the vesting of restricted stock under employee share-based compensation plans.
Item 5.    Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Item #	Description	Method of Filing
3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K dated January 19, 2023.
3.3	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101	The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iii) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; (v) Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024; and (vi) Notes to the Consolidated Financial Statements	Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	May 1, 2025	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

HIDDEN IXBRL