Form 10-Q
period 2025-09-30
TENNANT CO
filed 2025-11-04
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 31, 2025, there were 18,125,969 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
TENNANT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$303.3	$315.8	$911.9	$957.8
Cost of sales	173.9	182.0	528.4	543.8
Gross profit	129.4	133.8	383.5	414.0
Selling and administrative expense	96.6	92.7	281.0	275.5
Research and development expense	10.5	10.5	30.0	31.8
Operating income	22.3	30.6	72.5	106.7
Interest expense, net	(2.4)	(2.7)	(6.9)	(7.5)
Net foreign currency transaction (loss) gain	—	(0.4)	(1.0)	0.1
Other (expense) income, net	(0.5)	—	(0.7)	0.2
Income before income taxes	19.4	27.5	63.9	99.5
Income tax expense	4.5	6.7	15.7	22.4
Net income	$14.9	$20.8	$48.2	$77.1

Net income per share
Basic	$0.81	$1.11	$2.60	$4.10
Diluted	$0.80	$1.09	$2.57	$4.03

Weighted average shares outstanding
Basic	18,314,488	18,810,267	18,507,222	18,790,824
Diluted	18,547,724	19,093,873	18,722,253	19,120,455
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$14.9	$20.8	$48.2	$77.1
Other comprehensive income (loss):
Foreign currency translation adjustments (net of related tax benefit of $0.0, $0.5, $1.9 and $0.4, respectively)	(0.7)	12.9	38.6	(2.4)
Pension and postretirement medical benefits (net of related tax expense of $0, $0, $0 and $0, respectively)	—	(0.2)	—	(0.2)
Derivative financial instruments (net of related tax (expense) benefit of $(0.1), $0.5, $0.0 and $0.1, respectively)	0.2	(1.7)	—	(0.4)
Total other comprehensive (loss) income, net of tax	(0.5)	11.0	38.6	(3.0)

Total comprehensive income including noncontrolling interest	14.4	31.8	86.8	74.1
Foreign currency translation adjustments attributable to noncontrolling interest	—	—	0.5	—
Comprehensive income attributable to Tennant Company	$14.4	$31.8	$86.3	$74.1
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except shares and per share data)	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$99.4	$99.8
Receivables, less allowances of $8.1 and $7.1, respectively	249.3	259.1
Inventories	205.9	183.8
Prepaid and other current assets	43.7	33.9
Total current assets	598.3	576.6
Property, plant and equipment, less accumulated depreciation of $351.2 and $310.9, respectively	192.1	184.4
Operating lease assets	54.7	54.6
Goodwill	208.3	185.6
Intangible assets, net	55.9	58.7
Other assets	147.6	130.2
Total assets	$1,256.9	$1,190.1
LIABILITIES AND EQUITY
Current portion of long-term debt	$0.4	$1.3
Accounts payable	110.6	126.9
Employee compensation and benefits	48.9	53.1
Other current liabilities	121.6	110.9
Total current liabilities	281.5	292.2
Long-term debt	238.3	198.2
Long-term operating lease liabilities	34.3	36.3
Employee benefits	14.9	13.5
Deferred income taxes	1.2	4.9
Other liabilities	44.0	22.9
Total long-term liabilities	332.7	275.8
Total liabilities	$614.2	$568.0
Commitments and contingencies (Note 12)
Common Stock, $0.375 par value; 60,000,000 shares authorized; 18,259,632 and 18,849,456 shares issued and outstanding, respectively	6.9	7.1
Additional paid-in capital	26.6	76.7
Retained earnings	641.5	609.7
Accumulated other comprehensive loss	(34.1)	(72.7)
Total Tennant Company shareholders' equity	640.9	620.8
Noncontrolling interest	1.8	1.3
Total equity	642.7	622.1
Total liabilities and total equity	$1,256.9	$1,190.1
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$48.2	$77.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	33.2	29.6
Amortization expense	10.2	11.4
Deferred income tax benefit	10.1	(1.8)
Share-based compensation expense	8.6	9.4
Bad debt and returns expense	4.4	1.8
Other, net	0.5	0.5
Changes in operating assets and liabilities:
Receivables	11.5	(12.3)
Inventories	(24.3)	(35.7)
Accounts payable	(16.1)	17.9
Employee compensation and benefits	(6.8)	(8.1)
Other assets and liabilities	(28.7)	(37.6)
Net cash provided by operating activities	50.8	52.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17.2)	(11.5)
Proceeds from sale of property, plant and equipment	1.5	—
Purchase of investment	—	(32.1)
Payments made in connection with business acquisition, net of cash acquired	(3.2)	(25.7)
Investment in leased assets	(0.3)	(0.4)
Cash received from leased assets	0.9	0.6
Net cash used in investing activities	(18.3)	(69.1)
FINANCING ACTIVITIES
Proceeds from borrowings	40.0	40.0
Repayments of borrowings	(0.8)	(32.5)
Payment of debt financing costs	—	(2.2)
(Repurchases) proceeds from exercise of stock options, net of employee tax withholdings obligations of $3.0 and $3.8, respectively	(2.5)	19.6
Repurchases of common stock	(56.3)	(17.1)
Dividends paid	(16.4)	(15.9)
Net cash (used in) provided by financing activities	(36.0)	(8.1)
Effect of exchange rate changes on cash and cash equivalents	3.1	(0.8)
Net decrease in cash and cash equivalents	(0.4)	(25.8)
Cash and cash equivalents at beginning of period	99.8	117.1
Cash and cash equivalents at end of period	$99.4	$91.3

SUPPLEMENTAL CASH FLOW INFORMATION	Nine Months Ended September 30,
(In millions)	2025	2024
Cash paid for income taxes	$11.2	$27.9
Cash paid for interest	9.0	11.3
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	18.2	15.1
Financing cash flows from financing leases	0.1	0.1
Lease assets obtained in exchange for new operating lease liabilities	12.8	24.0
Lease assets obtained in exchange for new financing lease liabilities	0.1	1.0
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	0.8	1.6
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	18,849,456	$7.1	$76.7	$609.7	$(72.7)	$620.8	$1.3	$622.1
Net income	—	—	—	13.1	—	13.1	—	13.1
Other comprehensive income	—	—	—	—	15.3	15.3	—	15.3
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 29,497 shares	89,695	(0.1)	(2.1)	—	—	(2.2)	—	(2.2)
Share-based compensation	—	—	3.2	—	—	3.2	—	3.2
Repurchases of common stock	(235,866)	—	(20.2)	—	—	(20.2)	—	(20.2)
Dividends paid $0.295 per common share	—	—	—	(5.6)	—	(5.6)	—	(5.6)
Other	—	—	—	—	—	—	0.4	0.4
Balance, March 31, 2025	18,703,285	$7.0	$57.6	$617.2	$(57.4)	$624.4	$1.7	$626.1
Net income	—	—	—	20.2	—	20.2	—	20.2
Other comprehensive income	—	—	—	—	23.8	23.8	—	23.8
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 3,925 shares	8,865	—	(0.3)	—	—	(0.3)	—	(0.3)
Share-based compensation	—	—	2.6	—	—	2.6	—	2.6
Repurchases of common stock	(179,824)	—	(13.4)	—	—	(13.4)	—	(13.4)
Dividends paid $0.295 per common share	—	—	—	(5.4)	—	(5.4)	—	(5.4)
Other	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2025	18,532,326	$7.0	$46.5	$632.0	$(33.6)	$651.9	$1.8	$653.7
Net income	—	—	—	14.9	—	14.9	—	14.9
Other comprehensive loss	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 1,263 shares	2,837	—	(0.1)	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	2.8	—	—	2.8	—	2.8
Repurchases of common stock	(275,531)	(0.1)	(22.6)	—	—	(22.7)	—	(22.7)
Dividends paid $0.295 per common share	—	—	—	(5.4)	—	(5.4)	—	(5.4)
Other	—	—	—	—	—	—	—	—
Balance, September 30, 2025	18,259,632	$6.9	$26.6	$641.5	$(34.1)	$640.9	$1.8	$642.7

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	18,631,384	$7.0	$64.9	$547.4	$(42.3)	$577.0	$1.3	$578.3
Net income	—	—	—	28.4	—	28.4	—	28.4
Other comprehensive loss	—	—	—	—	(7.2)	(7.2)	—	(7.2)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 27,808 shares	388,179	0.1	19.5	—	—	19.6	—	19.6
Share-based compensation	—	—	3.2	—	—	3.2	—	3.2
Repurchases of common stock	(12,725)	—	(1.1)	—	—	(1.1)	—	(1.1)
Dividends paid $0.280 per common share	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Balance, March 31, 2024	19,006,838	$7.1	$86.5	$570.5	$(49.5)	$614.6	$1.3	$615.9
Net income	—	—	—	27.9	—	27.9	—	27.9
Other comprehensive loss	—	—	—	—	(6.8)	(6.8)	—	(6.8)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 5,132 shares	21,337	—	0.1	—	—	0.1	—	0.1
Share-based compensation	—	—	2.1	—	—	2.1	—	2.1
Repurchases of common stock	(77,514)	—	(8.0)	—	—	(8.0)	—	(8.0)
Dividends paid $0.280 per common share	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Balance, June 30, 2024	18,950,661	$7.1	$80.7	$593.1	$(56.3)	$624.6	$1.3	$625.9
Net income	—	—	—	20.8	—	20.8	—	20.8
Other comprehensive income	—	—	—	—	11.0	11.0	—	11.0
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 1,026 shares	2,246	—	—	—	—	—	—	—
Share-based compensation	—	—	4.1	—	—	4.1	—	4.1
Repurchases of common stock	(80,115)	—	(8.0)	—	—	(8.0)	—	(8.0)
Dividends paid $0.280 per common share	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Balance, September 30, 2024	18,872,792	$7.1	$76.8	$608.6	$(45.3)	$647.2	$1.3	$648.5
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

3.    Revenue
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:
Net sales by geographic area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	$203.6	$218.7	$614.4	$662.1
Europe, Middle East and Africa	80.5	76.3	241.2	234.6
Asia Pacific	19.2	20.8	56.3	61.1
Total	$303.3	$315.8	$911.9	$957.8
Net sales are attributed to each geographic area based on the end-user country and are net of intercompany sales.
Net sales by groups of similar products and services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equipment	$179.4	$196.6	$549.2	$597.1
Parts and consumables	69.7	68.0	206.5	207.5
Service and other	54.2	51.2	156.2	153.2
Total	$303.3	$315.8	$911.9	$957.8
Net sales by sales channel

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales direct to consumer	$212.3	$222.6	$633.9	$673.7
Sales to distributors	91.0	93.2	278.0	284.1
Total	$303.3	$315.8	$911.9	$957.8
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
The change in our sales incentive accrual balance was as follows:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$15.6	$21.2
Additions to sales incentive accrual	18.4	20.5
Contract payments	(17.3)	(20.9)
Foreign currency fluctuations	0.7	0.1
Ending balance	$17.4	$20.9
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
The change in the deferred revenue balance was as follows:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$20.6	$10.3
Increase in deferred revenue representing our obligation to satisfy future performance obligations	21.9	21.8
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(15.6)	(15.3)
Foreign currency fluctuations	0.6	(0.5)
Ending balance	$27.5	$16.3

As of September 30, 2025, $13.6 million and $13.9 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2025	$7.2
2026	7.7
2027	5.9
2028	3.7
2029	2.5
Thereafter	0.5
Total	$27.5
As of December 31, 2024, $9.8 million and $10.8 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.
4.    Management Actions
Restructuring Actions
During the three and nine months ended September 30, 2025, we incurred restructuring expenses as part of our ongoing global reorganization efforts. The following pre-tax restructuring charges were included in selling and administrative expense in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Severance-related costs	$1.3	$—	$2.5	$0.6
Total pre-tax restructuring costs	$1.3	$—	$2.5	$0.6
Our restructuring actions represent the continued execution of a multi-year enterprise strategy to drive increased productivity throughout our operations. The charges in 2025 impacted all operating segments and were related to a global workforce realignment to support our key strategic initiatives.
A reconciliation of the beginning and ending liability balances for severance-related costs is as follows:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$8.6	$2.4
New charges	4.1	1.2
Cash payments	(5.5)	(1.3)
Foreign currency fluctuations	0.1	(0.1)
Adjustments to accrual	(1.6)	(0.6)
Ending balance	$5.7	$1.6
5.    Acquisitions
R4Y
On September 1, 2025, we acquired 100% of Reinigungstechnik 4 You GmbH ("R4Y"), as we continue to expand our footprint in the EMEA region. The total purchase price was $3.6 million. The financial results for R4Y have been included in our consolidated financial statements since the acquisition date. The acquisition was not material to our consolidated financial statements.
TCS
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
6.    Inventories
Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	September 30, 2025	December 31, 2024
Inventories carried at LIFO:
Finished goods(a)	$85.5	$85.4
Raw materials and work-in-process	35.6	38.4
Excess of FIFO over LIFO cost(b)	(49.9)	(50.4)
Total LIFO inventories	$71.2	$73.4

Inventories carried at FIFO:
Finished goods(a)	$62.7	$53.2
Raw materials and work-in-process	72.0	57.2
Total FIFO inventories	$134.7	$110.4
Total inventories	$205.9	$183.8
(a)Finished goods include machines, parts and consumables and component parts that are used in our products.
(b)The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.
7.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2024	$218.1	$(32.5)	$185.6
Additions	1.4	—	1.4
Foreign currency fluctuations	24.1	(2.8)	21.3
Balance as of September 30, 2025	$243.6	$(35.3)	$208.3

The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of September 30, 2025
Original cost	$174.4	$31.0	$16.5	$221.9
Accumulated amortization	(125.3)	(25.8)	(14.9)	(166.0)
Carrying value	$49.1	$5.2	$1.6	$55.9
Weighted average original life (in years)	15	11	11

Balance as of December 31, 2024
Original cost	$154.6	$27.6	$15.2	$197.4
Accumulated amortization	(104.9)	(20.8)	(13.0)	(138.7)
Carrying value	$49.7	$6.8	$2.2	$58.7
Weighted average original life (in years)	15	11	11
Amortization expense on intangible assets for the three and nine months ended September 30, 2025 was $3.4 million and $10.2 million, respectively. Amortization expense on intangible assets for the three and nine months ended September 30, 2024 was $3.6 million and $11.4 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2025	$3.8
2026	12.8
2027	9.2
2028	7.4
2029	6.7
Thereafter	16.0
Total	$55.9

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
We were in compliance with the above financial covenants as of September 30, 2025.
Debt Outstanding
Debt outstanding consisted of the following:

	September 30, 2025	December 31, 2024
Credit facility borrowings:
Revolving credit facility borrowings	$237.5	$197.5
Finance lease liabilities	1.2	1.2
Bank overdrafts	—	0.8
Total debt	238.7	199.5
Less: current portion of long-term debt(a)	(0.4)	(1.3)
Long-term debt	$238.3	$198.2
(a)As of September 30, 2025, the Company was required to repay $0.4 million of finance lease liabilities, and no amounts in outstanding credit facility borrowings, over the next 12 months.

As of September 30, 2025, we had outstanding borrowings of $237.5 million under our revolving credit facility. We had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $409.3 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the nine months ended September 30, 2025 were $0.5 million. The overall weighted average cost of debt was approximately 5.7% and net of related cross-currency swap instruments and fixed rate interest rate swap instruments was approximately 4.5%. Further details regarding the cross-currency swap instrument and fixed rate interest rate swap instrument are discussed in Note 10.
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
The changes in warranty reserves were as follows:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$10.5	$11.1
Additions charged to expense	4.6	7.9
Foreign currency fluctuations	0.2	—
Claims paid	(5.1)	(8.3)
Ending balance	$10.2	$10.7
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
Balance Sheet Hedges
We hedge our net recognized foreign currency denominated assets and liabilities with foreign currency forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction gain (loss) in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At September 30, 2025 and December 31, 2024, the notional amounts of foreign currency forward contracts outstanding not designated as hedging instruments were $90.7 million and $70.2 million, respectively.
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
Fair Value Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of September 30, 2025 and December 31, 2024, these cross-currency swaps included €75.0 million of total notional value. As of September 30, 2025, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €3.6 million. The scheduled maturity and principal payment of the loan of €75.0 million is due in April 2027.
Net Investment Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and a wholly owned European subsidiary. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiary against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of September 30, 2025 and December 31, 2024, the cross-currency swaps included €75.0 million of total notional value. These swaps are scheduled to mature in April 2027.
The fair value of derivative instruments on our consolidated balance sheets was as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	September 30, 2025	December 31, 2024	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current assets	$—	$0.1	Other current liabilities	$0.5	$—
Interest rate swaps	Other assets	—	—	Other liabilities	0.3	0.2
Derivatives designated as fair value hedges:
Cross-currency swaps	Other current assets	1.2	1.5	Other current liabilities	—	—
Cross-currency swaps	Other assets	—	0.5	Other liabilities	9.0	—
Derivatives designated as net investment hedges:
Cross-currency swaps	Other current assets	1.2	1.2	Other current liabilities	—	—
Cross-currency swaps	Other assets	—	0.2	Other liabilities	8.9	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(a)	Other current assets	$0.7	$0.8	Other current liabilities	$—	$—

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
As of September 30, 2025, we anticipate reclassifying $2.2 million of gains from accumulated other comprehensive loss to net income during the next 12 months.
The following table includes the amounts in the consolidated statements of income in which the effects of derivatives designated as hedging instruments are recorded:

	Three Months Ended September 30,
	2025		2024
	Total	Gain on Hedging	Total	Gain (Loss) on Hedging
Derivatives designated as cash flow hedges:
Interest expense, net	$(2.4)	$0.1	$(2.7)	$0.3
Net foreign currency transaction loss	—	—	(0.4)	—
Derivatives designated as fair value hedges:
Interest expense, net	(2.4)	0.3	(2.7)	0.2
Net foreign currency transaction gain (loss)	—	0.4	(0.4)	(2.5)
Derivatives designated as net investment hedges:
Interest expense, net	$(2.4)	$0.2	$(2.7)	$0.2

	Nine Months Ended September 30,
	2025		2024
	Total	Gain (Loss) on Hedging	Total	Gain (Loss) on Hedging
Derivatives designated as cash flow hedges:
Interest expense, net	$(6.9)	$0.2	$(7.5)	$0.9
Net foreign currency transaction (loss) gain	(1.0)	—	0.1	—
Derivatives designated as fair value hedges:
Interest expense, net	(6.9)	0.8	(7.5)	0.8
Net foreign currency transaction (loss) gain	(1.0)	(7.9)	0.1	(0.6)
Derivatives designated as net investment hedges:
Interest expense, net	$(6.9)	$0.7	$(7.5)	$0.7

The effect of derivative instruments designated as hedges and derivative instruments not designated as hedges in our consolidated statements of income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives designated as cash flow hedges:
Net gain (loss) recognized in other comprehensive income (loss), net of tax(a)	$0.1	$(1.7)	$(0.3)	$0.4
Net gain reclassified from accumulated other comprehensive income (loss) into income, net of tax, effective portion to interest expense, net	0.1	0.3	0.2	0.9
Derivatives designated as fair value hedges:
Net gain recognized in other comprehensive income (loss), net of tax(a)	3.1	0.6	1.2	0.9
Net gain reclassified from accumulated other comprehensive income (loss) into income, net of tax, effective portion to interest expense, net	2.9	0.3	0.7	0.8
Derivatives designated as net investment hedges:
Net (loss) gain recognized in other comprehensive income (loss), net of tax(a)	(2.1)	(1.8)	(6.3)	0.2
Net (loss) gain reclassified from accumulated other comprehensive (loss) income into income, net of tax, ineffective portion to interest expense, net	(2.5)	0.2	0.7	0.7
Derivatives not designated as hedging instruments:
Net (loss) gain recognized in income(b)	$(0.2)	$(1.9)	$(8.3)	$1.0
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
As of September 30, 2025 and December 31, 2024, the cost and market values of our debt and equity securities were as follows:

	Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Balance as of September 30, 2025
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements at September 30, 2025 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity securities	$20.0	$—	$—	$20.0
Debt securities	12.3	—	—	12.3
Foreign currency forward contracts	0.7	—	0.7	—
Cross-currency swaps	2.4	—	2.4	—
Total assets	35.4	—	3.1	32.3
Liabilities:
Foreign currency forward contracts	—	—	—	—
Cross-currency swaps	17.9	—	17.9	—
Interest rate swaps	0.8	—	0.8	—
Total liabilities	$18.7	$—	$18.7	$—
Our population of assets and liabilities subject to fair value measurements at December 31, 2024 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity securities	$20.0	$—	$—	$20.0
Debt securities	12.3	—	—	12.3
Foreign currency forward contracts	0.8	—	0.8	—
Cross-currency swaps	3.4	—	3.4	—
Interest rate swaps	0.1	—	0.1	—
Total assets	36.6	—	4.3	32.3
Liabilities:
Interest rate swaps	0.2	—	0.2	—
Total liabilities	$0.2	$—	$0.2	$—
Our foreign currency forward contracts, cross-currency swaps and interest rate swaps are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our derivative instruments are discussed in Note 10.
There were no transfers into or out of Level 3 investments in the periods ended September 30, 2025 and December 31, 2024.
The fair value and carrying value of total debt, including current portion, was $266.9 million and $238.7 million, respectively, as of September 30, 2025. The fair value and carrying value of total debt, including current portion, was $235.9 million and $199.5 million, respectively, as of December 31, 2024. The fair value was estimated using Level 3 inputs based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.

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
Oxygenator Water Techs vs. Tennant Company

On November 25, 2024, the Company received an adverse jury verdict in an intellectual property damages dispute in the United States District Court for the District of Minnesota (Court). Oxygenator Water Technologies, Inc. (OWT) alleged that between 2015 and 2023, the Company infringed certain of OWT’s patents through the manufacture and sale of certain component parts in ecH2O and nanoclean system options included on commercial floor scrubbers. The jury ruled against the Company and awarded compensatory damages of $9.8 million, plus prejudgment interest of $4.7 million, in favor of OWT. Accordingly, in the fourth quarter of 2024, the Company recorded an accrued expense and a corresponding liability of $14.5 million.

Subsequently, on September 17, 2025, the Court issued a post-trial ruling enhancing damages by 30%, resulting in total damages and interest of approximately $20.2 million, including $9.8 million in compensatory damages, $2.9 million in enhanced damages, and $7.4 million in prejudgment interest. As a result, the Company recorded an incremental accrued expense and corresponding liability of $5.3 million in the third quarter of 2025.

As litigation outcomes are inherently uncertain and can result in unanticipated developments, it is possible that the Company’s exposure to loss could change following the issuance of these financial statements. The Company intends to vigorously defend its position and is assessing next steps in the proceedings.
The ruling does not impact the Company’s ability to sell its products and is not expected to affect its long-term business objectives.
Except as described above, there have been no material changes in the Company’s estimated liabilities for self-insurance, litigation, environmental matters, guarantees, or indemnities, or in the related events and circumstances.

13.    Shareholders' Equity
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Nine Months Ended September 30, 2025
	Foreign Currency Translation Adjustments (1)	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Unrealized Gain on Debt Securities	Total
Beginning balance	$(75.2)	$2.8	$(0.5)	$0.2	$(72.7)
Other comprehensive income before reclassifications	39.3	—	0.9	—	40.2
Amounts reclassified from accumulated other comprehensive loss	(0.7)	—	(0.9)	—	(1.6)
Net current period other comprehensive income	38.6	—	—	—	38.6
Ending balance	$(36.6)	$2.8	$(0.5)	$0.2	$(34.1)
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $0.5 million.

	Nine Months Ended September 30, 2024
	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Total
Beginning balance	$(45.6)	$3.7	$(0.4)	$(42.3)
Other comprehensive (loss) income before reclassifications	(1.7)	(0.2)	1.3	(0.6)
Amounts reclassified from accumulated other comprehensive loss	(0.7)	—	(1.7)	(2.4)
Net current period other comprehensive loss	(2.4)	(0.2)	(0.4)	(3.0)
Ending balance	$(48.0)	$3.5	$(0.8)	$(45.3)

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
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $6.5 million for unrecognized tax benefits as of September 30, 2025, there was approximately $1.0 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2025 was $4.8 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.
On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14," commonly referred to as the One Big Beautiful Bill Act (the “Act”). The Act includes significant corporate tax provisions such as accelerated depreciation deductions, immediate expensing of domestic research costs, and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective starting January 1, 2025. We currently expect a cash tax benefit in 2025 from the enhanced expensing provisions. The Act does not materially impact our effective tax rate.
15.    Share-Based Compensation
Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2024. During the three months ended September 30, 2025 and 2024, we recognized total share-based compensation expense of $2.8 million and $4.1 million, respectively. During the nine months ended September 30, 2025 and 2024, we recognized total share-based compensation expense of $8.6 million and $9.4 million, respectively. The total excess tax recognized for share-based compensation arrangements during the nine months ended September 30, 2025 and 2024 was a tax benefit of $0.2 million and $3.0 million, respectively.
16.    Income Attributable to Tennant Company Per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$14.9	$20.8	$48.2	$77.1
Denominator:
Basic - weighted average shares outstanding	18,314,488	18,810,267	18,507,222	18,790,824
Effect of dilutive securities	233,236	283,606	215,031	329,631
Diluted - weighted average shares outstanding	18,547,724	19,093,873	18,722,253	19,120,455
Basic earnings per share	$0.81	$1.11	$2.60	$4.10
Diluted earnings per share	$0.80	$1.09	$2.57	$4.03
Excluded from the dilutive securities presented above were options to purchase and shares to be paid out under share-based compensation plans totaling 44,322 and 4,124 shares of common stock for the three months ended September 30, 2025 and 2024, respectively. Excluded from the dilutive securities presented above were options to purchase and shares to be paid out under share-based compensation plans totaling 153,540 and 88,992 shares of common stock for the nine months ended September 30, 2025 and 2024, respectively. These instruments were excluded when their exercise prices exceeded the average market price of our common stock for the period, when the number of shares we can repurchase under the treasury stock method exceeded the weighted average shares outstanding, or during periods of net loss, as their inclusion would have been anti-dilutive.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company's results of operations, as well as liquidity and capital resources for the quarters ended September 30, 2025 and 2024. The MD&A should be read in conjunction with the Company's consolidated financial statements and notes included in Item 1 of this Quarterly Report. Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including financial measures that are not defined under generally accepted accounting principles (GAAP) in the U.S. Net sales excluding foreign currency translation (i.e., organic sales) is not a measure of financial performance under GAAP; however, the Company believes it is useful in understanding its financial results and provides comparable measures for understanding the operating results of the Company between different periods.
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
Macroeconomic Events

As a company with a global presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, persistent geopolitical tensions, elevated interest rates, monetary policy changes, and foreign currency fluctuations.

The global business environment remains volatile and is currently being shaped by ongoing uncertainties, including evolving trade policy dynamics. These trade dynamics are also contributing to competitive shifts within the market. Previously implemented U.S. tariffs and related actions have begun to increase input costs, disrupt supply chains, and affect customer demand as end users absorb higher costs. Ongoing policy changes and retaliatory measures continue to pressure manufacturing costs and pricing, which in turn, are influencing product demand. We are actively monitoring these developments and adapting our operations in response to the changing environment.

Demand trends across our key markets remain mixed. In China, while some targeted stimulus measures have been introduced, the overall economic recovery remains uneven, with market saturation continuing to impact product sales and intensify pricing competition. In other regions like Mexico, elevated interest rates and persistent inflationary pressures are contributing to continued economic uncertainty, leading to delayed capital expenditure decisions and a sustained preference for rental solutions. In Europe, softening economic growth combined with heightened competitive pressures have tempered demand for our products.
To manage these challenges, we are focused on cost control, operational improvements, and diversifying sourcing. We are taking proactive pricing actions alongside supply chain initiatives to mitigate the impact of tariffs and other inflationary pressures. While some margin pressure may persist as the full benefits of our cost-out and pricing initiatives are phased in, we anticipate a gradual improvement in margin rates. At the same time, we are adapting our product and service offerings to meet evolving customer needs, and continuing to invest in innovation to support long-term demand, while maintaining disciplined spending across the organization.
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
Outlook
Slower global growth and the uncertain effects of higher tariffs on our international and domestic trade are forcing us to aggressively manage our margins. Our core strategy involves market-based pricing actions and targeted supply chain initiatives, including supplier negotiations, dual sourcing, and logistics shifts, which are critical to mitigating tariff-related cost inflation and other input cost pressures. While near-term results may reflect timing mismatches between the realization of price increases, tariff impacts, and cost-out initiatives, which could pressure margins, our disciplined execution across pricing and cost management remains essential to sustaining profitability and driving long-term margin expansion.
Results
The following table compares the results of operations for the three and nine months ended September 30, 2025 and 2024, respectively (in millions, except per share data and percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	%	2024	%	2025	%	2024	%
Net sales	$303.3	100.0	$315.8	100.0	$911.9	100.0	$957.8	100.0
Cost of sales	173.9	57.3	182.0	57.6	528.4	57.9	543.8	56.8
Gross profit	129.4	42.7	133.8	42.4	383.5	42.1	414.0	43.2
Selling and administrative expense	96.6	31.8	92.7	29.4	281.0	30.8	275.5	28.8
Research and development expense	10.5	3.5	10.5	3.3	30.0	3.3	31.8	3.3
Operating income	22.3	7.4	30.6	9.7	72.5	8.0	106.7	11.1
Interest expense, net	(2.4)	(0.8)	(2.7)	(0.9)	(6.9)	(0.8)	(7.5)	(0.8)
Net foreign currency transaction (loss) gain	—	—	(0.4)	(0.1)	(1.0)	(0.1)	0.1	—
Other (expense) income, net	(0.5)	(0.2)	—	—	(0.7)	(0.1)	0.2	—
Income before income taxes	19.4	6.4	27.5	8.7	63.9	7.0	99.5	10.4
Income tax expense	4.5	1.5	6.7	2.1	15.7	1.7	22.4	2.3
Net income	$14.9	4.9	$20.8	6.6	$48.2	5.3	$77.1	8.0
Net income per share - diluted	$0.80		$1.09		$2.57		$4.03
Net Sales
Consolidated net sales for the third quarter of 2025 totaled $303.3 million, a 4.0% decrease as compared to consolidated net sales of $315.8 million in the third quarter of 2024. The components of the consolidated net sales change were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025 vs. 2024
Price	2.8%	1.5%
Volume	(8.2)%	(6.4)%
Organic decline	(5.4)%	(4.9)%
Acquisitions	—%	0.1%
Foreign currency	1.4%	—%
Total	(4.0)%	(4.8)%
The 4.0% decrease in consolidated net sales in the third quarter of 2025 as compared to the same period in 2024 was driven by:

•Organic sales decline of 5.4% primarily due to volume declines in North America, which lapped a significant backlog-reduction benefit in the prior-year period, partly offset by price realization; and
•A net favorable impact from foreign currency exchange of approximately 1.4% primarily due to the strengthening of the Euro relative to the U.S. dollar.
The 4.8% decrease in consolidated net sales in the first nine months of 2025 as compared to the same period in 2024 was driven by:

•Organic sales decline of 4.9% primarily due to volume declines across all geographies, particularly in North America, which lapped a significant backlog-reduction benefit in the prior-year period, partly offset by price realization; and
•Acquisition-related growth of 0.1% driven by TCS.
The following table sets forth the net sales by geographic area for the three and nine months ended September 30, 2025 and 2024 (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Americas	$203.6	$218.7	(6.9)%	$614.4	$662.1	(7.2)%
Europe, Middle East and Africa	80.5	76.3	5.5%	241.2	234.6	2.8%
Asia Pacific	19.2	20.8	(7.7)%	56.3	61.1	(7.9)%
Total	$303.3	$315.8	(4.0)%	$911.9	$957.8	(4.8)%
Americas
Americas net sales were $203.6 million for the third quarter of 2025, a decrease of 6.9% from the third quarter of 2024 driven by:
•Organic sales decline of 7.0% primarily due to volume declines in North America, a result of lapping a significant backlog-reduction benefit in the prior-year period, and the emerging trend of softening customer sentiment. This was partially offset by price realization; and
•A net favorable impact from foreign currency exchange of approximately 0.1%.
Americas net sales were $614.4 million for the first nine months of 2025, a decrease of 7.2% from the first nine months of 2024 driven by:
•Organic sales decline of 6.4% driven by volume declines, particularly in North America industrial equipment, which lapped a significant backlog-reduction benefit in the prior-year period, partly offset by price realization and volume increases in commercial equipment; and

•A net unfavorable impact from foreign currency exchange of approximately 0.8%.
Europe, Middle East and Africa ("EMEA")
EMEA net sales were $80.5 million for the third quarter of 2025, an increase of 5.5% from the third quarter of 2024 driven by:
•A net favorable impact from foreign currency exchange of approximately 5.9%; partly offset by
•Organic sales decline of 0.4% primarily due to mixed regional performance with volume declines in certain markets, partly offset by volume increases in the UK and southern Europe, and price realization.
EMEA net sales were $241.2 million for the first nine months of 2025, an increase of 2.8% from the first nine months of 2024 driven by:
•A net favorable impact from foreign currency exchange of approximately 2.8%;
•Acquisition-related growth of 0.4% due to TCS; partly offset by
•Organic sales decline of 0.4% primarily due to mixed regional performance with volume declines in certain markets, partly offset by volume increases in the UK, and price realization.
Asia Pacific ("APAC")
APAC net sales were $19.2 million for the third quarter of 2025, a decrease of 7.7% from the third quarter of 2024 driven by:
•Organic sales decline of 6.4% driven primarily by decreased commercial equipment volume in China and industrial equipment volume in South Korea; and
•A net unfavorable impact from foreign currency exchange of approximately 1.3%.
APAC net sales were $56.3 million for the first nine months of 2025, a decrease of 7.9% from the first nine months of 2024 driven by:
•Organic sales decline of 6.3% driven primarily by decreased commercial equipment volume in China and industrial equipment volume in South Korea; and
•A net unfavorable impact from foreign currency exchange of approximately 1.6%.
Gross Profit
Gross profit margin of 42.7% was 30 basis points higher in the third quarter of 2025 compared to the third quarter of 2024. The margin rate improved primarily due to strong price realization driven by strategic pricing actions, supplemented by additional tariff-related pricing adjustments. This was partially offset by lower productivity.
Gross profit margin of 42.1% was 110 basis points lower in the first nine months of 2025 compared to the first nine months of 2024. The margin rate decrease was primarily attributed to a shift in product and customer mix as well as ongoing inflation and lower productivity. This was partly offset by price realization. The prior-year periods include benefits from a significant reduction in the backlog, largely consisting of higher-margin industrial products sold through direct channels.
Operating Expense
Selling and Administrative Expense
Selling and administrative expense ("S&A expense") was $96.6 million for the third quarter of 2025, an increase of $3.9 million compared to the third quarter of 2024. As a percentage of net sales, S&A expense for the third quarter of 2025 increased 240 basis points to 31.8% from 29.4% in the third quarter of 2024. The increase in S&A expense was primarily driven by $6.7 million associated with our strategic investments, $5.3 million of legal contingency costs related to an intellectual property dispute, and $1.3 million in restructuring charges. The increase was partially offset by cost savings realized through lower variable compensation and reduced payroll expense following the restructuring actions executed at the end of the prior year.

S&A expense was $281.0 million for the first nine months of 2025, an increase of $5.5 million compared to the first nine months of 2024. As a percentage of net sales, S&A expense for the first nine months of 2025 increased 200 basis points to 30.8% from 28.8% in the first nine months of 2024. The increase in S&A expense was primarily driven by $19.4 million related to our strategic investments, $5.7 million of legal contingency costs related to an intellectual property dispute, a bad debt charge of $2.5 million, and $2.5 million restructuring-related charges. This was partially offset by lower variable compensation expense.
Research and Development Expense
Research and development expense ("R&D expense") was $10.5 million, or 3.5% of net sales, for the third quarter of 2025, with R&D expense as a percentage of net sales increasing 20 basis points compared to the third quarter of 2024. R&D expense was $30.0 million, or 3.3% of net sales, for the first nine months of 2025, with R&D expense as a percentage of net sales flat to the first nine months of 2024.
We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovative leadership position and drive growth.
Total Other Expense, Net
Interest Expense, Net
Interest expense, net was $2.4 million in the third quarter of 2025 compared to $2.7 million in the third quarter of 2024. The following table compares the debt levels, average interest rate, interest income and interest expense for the three and nine months ended September 30, 2025 and 2024, respectively (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted Average Outstanding Borrowings	$220.6	$213.6	$213.1	$213.9
Average interest rate	5.7%	6.5%	5.7%	6.5%
Interest expense	3.1	3.6	9.3	10.4
Interest income	(0.7)	(0.9)	(2.4)	(2.9)
Interest expense, net	$2.4	$2.7	$6.9	$7.5
Our debt portfolio as of September 30, 2025 was comprised of debt predominately in U.S. dollars. The Company manages its floating rate debt exposure using fixed rate interest rate swaps to reduce the Company's risk of the possibility of increased interest costs. The Company has an aggregate $120.0 million notional amount of interest rate swaps that exchange a variable rate of interest for a fixed rate of interest of 4.076% over the term of the agreements.
Net Foreign Currency Transaction Loss
Net foreign currency transaction loss decreased by $0.4 million compared to the third quarter of 2024. Net foreign currency translation loss was $1.0 million in the first nine months of 2025 compared to a gain of $0.1 million in the first nine months of 2024. The unfavorable impact in both periods was primarily due to the strengthening of the Euro relative to the U.S. dollar.
Gain on Sale
We recognized a gain on sale of a building of $0.4 million in the third quarter of 2025. The gain was recorded in other (expense) income, net on our consolidated statements of income.

Income Taxes
The effective tax rate for the third quarter of 2025 was 23.2% compared to 24.4% for the third quarter of 2024. The decrease was primarily due to the recognition of discrete tax benefits from additional research credits recognized in the third quarter of 2025.
The effective tax rate for the first nine months of 2025 was 24.6% compared to 22.5% for the first nine months of 2024. The increase was primarily due to a decrease in discrete tax benefits associated with share-based compensation recognized in the first nine months of 2024.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the U.S.
Liquidity and Capital Resources
Liquidity
Cash and cash equivalents totaled $99.4 million at September 30, 2025 compared to $99.8 million as of December 31, 2024. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.1 as of September 30, 2025 and 2.0 as of December 31, 2024. Our primary working capital, which is comprised of accounts receivable, inventories and accounts payables, was $344.6 million as of September 30, 2025 and $316.0 million as of December 31, 2024. Our debt-to-capital ratio was 27.1% as of September 30, 2025 compared to 24.3% as of December 31, 2024.
As of September 30, 2025, we had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $409.3 million of unused borrowing capacity on our revolving facility.
Cash Flow from Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2025 was $50.8 million compared to net cash provided by operating activities of $52.2 million during the nine months ended September 30, 2024. The decrease was the result of lower operating performance, partly offset by decreased consumption of working capital.

Cash Flow from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2025 was $18.3 million compared to net cash used in investing activities of $69.1 million during the nine months ended September 30, 2024. The decrease was primarily due to one-time cash outflows in the prior year related to a $32.1 million investment in Brain, Corp and a $25.7 million net cash outlay for the acquisition of TCS.
Cash Flow from Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2025 was $36.0 million compared to net cash provided by financing activities of $8.1 million during the nine months ended September 30, 2024. The increase was driven by increased repurchases of common stock and lower proceeds from the exercise of stock options, partly offset by lower repayments of borrowings.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
During 2023, we began a multi-year implementation of our new global ERP system, designed to modernize our operating and transactional financial systems.
In the third quarter of 2025, we completed the initial go-live phase of the ERP system in our APAC region. As part of this deployment, we modified certain existing internal controls over financial reporting and implemented new controls and procedures to reflect changes in our financial reporting processes and systems.
While we expect the ERP system to enhance our internal control environment by automating manual processes and standardizing business and reporting practices across the organization, management continues to evaluate and monitor the design and operating effectiveness of internal controls as each region transitions to the new system.
Except for the changes described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases are made from time to time in the open market or through privately negotiated transactions. On October 31, 2016, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock. On February 11, 2025, the Board of Directors authorized the repurchase of 2,000,000 shares of our common stock. Under the 2025 share repurchase program, 1,931,840 shares remain authorized.

For the Quarter Ended September 30, 2025	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2025	60,421	$81.89	60,421	2,146,950
August 1-31, 2025	89,354	$82.37	88,091	2,058,859
September 1-30, 2025	127,019	$81.26	127,019	1,931,840
Total	276,794	$81.76	275,531	1,931,840
(1)The total number of shares purchased includes 1,263 shares withheld to cover withholding taxes related to the exercise of stock options and the vesting of restricted stock under employee share-based compensation plans.
Item 5.    Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Item #	Description	Method of Filing
3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K dated January 19, 2023.
3.3	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101	The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; (v) Consolidated Statements of Equity for the nine months ended September 30, 2025 and 2024; and (vi) Notes to the Consolidated Financial Statements	Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	November 4, 2025	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

HIDDEN IXBRL