Form 10-K
period 2025-12-31
TENNANT CO
filed 2026-02-24
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025, was $1,417,121,984.
As of January 30, 2026, there were 17,846,681 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2026 annual meeting of shareholders (the “2026 Proxy Statement”) are incorporated by reference in Part III.

Tennant Company
Form 10–K

TENNANT COMPANY
2025
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
The Company's products are used in many types of environments including: retail establishments, distribution centers, factories and warehouses, public venues such as arenas and stadiums, office buildings, schools and universities, hospitals and clinics, and more. The Company markets its offerings under the following brands: Tennant®, Nobles®, Alfa Uma Empresa Tennant™, IPC, Gaomei and Rongen brands as well as private-label brands. The Company has a portfolio of differentiated technology solutions that includes an expanding portfolio of robotic cleaning equipment, IRIS® as an asset management solution, ec-H2O NanoClean® as a detergent-free cleaning solution, and ReadySpace® as a rapid-drying carpet cleaning technology. The Company's more than 40,000 customers include contract cleaners to whom organizations outsource facilities maintenance, as well as businesses that perform facilities maintenance themselves. The Company reaches these customers through the industry's largest direct sales and service organization and through a strong and well-supported network of authorized distributors worldwide.

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
Operations and input costs are influenced by global macroeconomic conditions, including trade policies, tariffs on certain imported materials, interest rate levels, and regional supply-demand dynamics. While supply chain conditions have generally stabilized compared to prior periods, input costs remain subject to variability driven by tariff regimes, competitive market conditions, and regulatory requirements in certain jurisdictions.

The Company seeks to mitigate these risks through regional manufacturing and sourcing strategies, diversified supplier relationships, longer-term supply arrangements, and ongoing engineering and platform design initiatives intended to increase sourcing flexibility and supply chain resilience.
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
Competition
Public industry data concerning global market share is limited; however, based on a review of validated third-party sources and sponsored market studies, the Company believes it is a leading global manufacturer of floor maintenance and cleaning equipment. The competitive landscape includes large multinational manufacturers operating across most geographic markets, as well as numerous regional and local participants that vary by country, vertical market, product category, channel, and degree of automation and technological capability, including the availability of autonomous and robotic cleaning solutions. Customer purchasing decisions are influenced by product performance, innovation, connectivity, automation, total cost of ownership, and the breadth of sales, service, and distribution support. Within this environment, the Company primarily competes by offering a diverse range of high-quality, innovative products supported by an extensive sales and service network in major markets.
Human Capital
As of December 31, 2025, we had 4,484 employees worldwide, of which approximately 40.4% are located in the U.S. Our employees are guided by our vision to design, manufacture and market sustainable solutions that help create a cleaner, safer and healthier world.
Ethics and Employee Safety
Tennant Company is committed to fostering and upholding a culture of integrity and stewardship among our employees, distributors, and other business partners. We expect our business partners to adhere to our Supplier Core Expectations policy, which focuses on safe, ethical working conditions and human rights. We expect our employees not only to be aware of Tennant's ethical standards but to actively contribute to maintaining them. Tennant has a Code of Conduct and other internal and public facing policies addressing ethics and compliance, and conducts annual Code of Conduct training to empower our employees with the knowledge and tools to make ethical decisions in their roles. We understand the importance of fostering an environment where concerns can be raised without fear of reprisal. To facilitate this, we offer various avenues for reporting concerns, including a dedicated ethics hotline accessible both via phone and online.
We prioritize the health and safety of all employees. We operate under our established safety programs and employ an experienced team of health and safety specialists as well as a crisis management team to provide support to employees globally. All locations work diligently to meet and/or exceed regulatory standards applicable to each site. Tennant employees are empowered to stop work when a potential hazard is identified. Each site maintains public and confidential ways for employees to report safety concerns to ensure employees feel free to report their concerns.
Talent
We believe attraction, development, engagement, and retention of a diverse group of employees is key to achieving our organizational objectives. We focus on creating a high-performance culture, including our annual performance management process for all employees which aligns with our employee and leadership competency frameworks.
To support employee development, we deploy several resources and development tools for all employees. We also provide leaders access to on-demand eLearnings and targeted live training sessions. In addition, we engage in annual talent and succession planning conversations to help identify, develop, and deploy talent to achieve our objectives and address talent risks.
We believe employee feedback is key to engagement. We survey our employees regularly and incorporate the feedback into Company goals and objectives. We provide additional feedback and engagement avenues such as all-employee quarterly town halls and leadership meetings. We take action to drive improvement in our ability to engage and retain talent.
Diversity, Equity, and Inclusion ("DE&I")
Tennant Company believes an inclusive and diverse workforce contributes to our business success. The inclusion of diverse perspectives enables innovation and our ability to serve customers. We continue our focus on strategies which engage and educate our employees and promote our Thriving People pillar.
Tennant Company proudly continues our commitment to be an equal opportunity employer. We make employment decisions based on individual skill, ability, reliability, productivity, and other factors important to performance.

Women represent 50% of our executive management team and 33% of our Board of Directors as of December 31, 2025.

Gender Equitable Pay
Tennant Company annually performs a gender wage gap for its United States employees that controls for title, grade and work location, which are legitimate and non-discretionary reasons for pay differences. The most recent assessment found that the mean total income for females was 99.4% of the mean total income for males, suggesting there is no evidence of a gender pay gap in the United States at Tennant Company.

Employee Gender Statistics
The following table represents employees by region and gender as of December 31, 2025:

	Female	Male	Total
Americas	470	1,857	2,327
Europe, Middle East, Africa	470	1,229	1,699
Asia Pacific	136	322	458
Total	1,076	3,408	4,484
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
Information About Our Executive Officers
The list below, as of February 24, 2026, identifies those persons designated as executive officers of the Company, including their age, positions held with the Company and their business experience during the past five or more years.
Barb Balinski, Senior Vice President, Chief Transformation Officer
Barb Balinski (62) has served as the Company's Senior Vice President, Chief Transformation Officer since May 2024. Ms. Balinski joined the Company in 2018 as Vice President of Engineering and in March 2021, she was named Senior Vice President, Innovation and Technology, leading Research & Development (R&D), Marketing, and Information Technology (IT) functions for Tennant Company. Prior to joining Tennant, Ms. Balinski held leadership positions of increasing responsibility with the engineering team for the Integrated Business Units at Whirlpool Corporation, a multinational manufacturer of home appliances, from 2005 to 2017, most recently as Director, Product Development, from 2013 to 2017. Prior to Whirlpool Corporation, she spent eleven years with Saturn Corporation, a subsidiary of General Motors.
Kristin A. Erickson, Senior Vice President, Chief Human Resources Officer, General Counsel Secretary and Corporate Secretary
Kristin A. Erickson (53) Kristin A. Erickson has served as the Company’s Senior Vice President, Chief Human Resources Officer since February 1, 2026, and interim SVP, Chief Human Resources Officer since June 2025, in addition to her role as SVP, General Counsel and Corporate Secretary. She also served as interim SVP, Chief Human Resources Officer from June-November 2023. Ms. Erickson joined the Company's legal department in April 2008, serving in roles of increasing responsibility, including as Vice President, Deputy General Counsel and Chief Compliance Officer from 2019 to 2020. Ms. Erickson was named Senior Vice President, General Counsel and Corporate Secretary in December 2020. In her time as general counsel she has led the Company’s legal, corporate and product compliance, business continuity and sustainability functions. Prior to joining Tennant in 2008, she served as Senior Counsel and Assistant Secretary for MoneyGram International, Inc., from 2004 to 2008. She started her career as a corporate attorney for Lindquist & Vennum, PLLP (n/k/a Ballard Spahr LLP).).
David W. Huml, President and Chief Executive Officer
David W. Huml (57) has served as the Company's President and Chief Executive Officer since March 2021, after serving as Chief Operating Officer from March 2020 to March 2021. Mr. Huml joined the Company in November 2014 as Senior Vice President, Global Marketing and was named President and Chief Executive Officer March 1, 2021. In January 2016, he also assumed oversight for the Company's APAC business unit, and in January 2017, he assumed oversight for the Company's EMEA business. From 2006 to October 2014, he held various positions with Pentair plc, a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products, most recently as Vice President, Applied Water Platform. From 1992 to 2006, he held various positions with Graco Inc., a designer, manufacturer and marketer of systems and equipment to move, measure, control, dispense and spray fluid and coating materials, including Worldwide Director of Marketing, Contractor Equipment Division
Patrick W. Schottler, Senior Vice President, Robotics
Patrick W. Schottler (46) has served as the Company's Senior Vice President, Robotics since January 2026. Mr. Schottler joined the Company in 2011 as Senior Program Manager. After holding leadership roles in R&D and regional business development, he was named Vice President and General Manager of the Asia-Pacific Business Unit in 2017, a role he held for five years before assuming responsibility for the Company's global marketing and product management functions in 2022. In May 2024, he was named Chief Marketing and Technology Officer. Prior to joining Tennant Company, Mr. Schottler spent over a decade at Honeywell, where he held leadership roles in product development.
Fay West, Senior Vice President, Chief Financial Officer
Fay West (56) joined the Company in April 2021 as Senior Vice President and Chief Financial Officer. Prior to joining Tennant, she was Senior Vice President and Chief Financial Officer of SunCoke Energy, Inc., a raw material processing and handling company, from 2014 to 2021. Before joining SunCoke Energy, Inc., in 2011, as Vice President and Controller, she was Assistant Controller at United Continental Holdings, Inc. Prior to that role, she served in several leadership roles at PepsiAmericas, Inc., including Vice President of Accounting and Financial Reporting, and Director of Financial Reporting. Prior to joining PepsiAmericas, Inc., she was Vice President and Controller of GATX Rail Company.
Richard H. Zay, Senior Vice President, Chief Commercial Officer
Richard H. Zay (55) has served as the Company's Senior Vice President, Chief Commercial Officer since March 2021. Mr. Zay joined the Company in June 2010 as Vice President, Global Marketing and was named Senior Vice President, Global Marketing in October 2013 and Senior Vice President of the Americas business unit for the Company in 2014. In 2018, he assumed responsibility for Tennant Research and Development as well. From 2006 to June 2010, he held various positions with Whirlpool Corporation, most recently as General Manager, KitchenAid Brand. From 1993 to 2006, he held various positions with Maytag Corporation, including Vice President, Jenn-Air Brand, Director of Marketing, Maytag Brand, and Director of Cooking Category Management.

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

Changes in trade policy in the U.S. and other countries may adversely affect our business and results of operations.

Our business is exposed to a dynamic and uncertain global trade environment. Changes in U.S. or foreign trade policies, including the imposition of new, increased, or retaliatory tariffs, as well as potential amendments to trade agreements, may increase the cost of imported raw materials and components, disrupt established supply chains, and force us to seek alternative sourcing or manufacturing arrangements, which could be costly or time-consuming. Such measures could also reduce the attractiveness of certain markets, make our products less competitive, compress profit margins, and reduce demand, which in turn could adversely affect our financial condition, results of operations, and cash flows. The future relationship between the United States and other countries remains uncertain, and recent trade actions, including tariffs on multiple countries and retaliatory measures, highlight the unpredictable nature and potential volatility of the trade landscape. These developments may also contribute to broader financial market volatility, affect the availability and cost of capital, and create uncertainty in planning long-term investments or strategies. The ultimate impact of trade policy changes is difficult to predict and could materially and adversely affect our business, results of operations, financial condition, and prospects.

On February 20, 2026, the United States Supreme Court issued a decision concluding that the International Emergency Economic Powers Act does not provide authority for the President to impose tariffs. During 2025, certain tariffs that affected us were imposed under this statute pursuant to presidential executive order. The ultimate financial impact of this decision cannot be reasonably estimated at this time. The extent and timing of any potential recoveries of tariffs previously paid remain subject to further legal interpretation and administrative processes. We will continue to monitor developments and will evaluate the effect of the ruling on future reporting periods as additional information becomes available.

Adverse global economic conditions and geopolitical issues could have a negative effect on our business, and results of operations and financial condition.

Our business depends on a global supply chain for components, manufacturing, and distribution. Adverse global economic conditions and geopolitical developments, including armed conflicts, rising trade protectionism, economic sanctions, and political instability, may affect our operations. Such events include, but are not limited to, the war in Ukraine, the conflict in the Middle East, and tensions among major trading nations. These developments could disrupt or delay the sourcing, manufacture, or shipment of components and finished products. Such disruptions could impair our ability to deliver equipment to customers in a timely manner or at all, reduce product availability, and increase supply‑chain complexity. These factors could reduce our revenues, compress margins and cash flows, and impair our ability to meet customer demand. Because the timing, scope, and duration of geopolitical or macroeconomic events are inherently unpredictable, they could materially and adversely affect our business, financial condition, results of operations, and prospects.

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

In the first week of November 2025, we implemented a new enterprise resource planning (“ERP”) system in our largest region, North America, to replace legacy systems and support our long‑term operational objectives. The implementation caused disruption to our order‑management, fulfillment, and production‑scheduling processes from the the implementation date through November, with certain impacts extending into December and early 2026 as we stabilized system performance. These disruptions reduced our operating capacity, limited our ability to fulfill customer orders on a timely basis, created inefficiencies and increased costs in our operations, and negatively affected certain customer experiences.

Although core workflows have improved since the initial deployment and December revenue recovered from November levels, we incurred additional labor and support costs to stabilize the system. Certain impacts have continued into 2026 as we refine processes and enhance system performance. If we are unable to fully stabilize, optimize, and integrate the new ERP system as planned, or if additional issues emerge, our ability to meet customer expectations, operate efficiently, maintain effective controls, or achieve anticipated business benefits may be adversely affected.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ERP System Implementation” in Part II, Item 7, of this Form 10‑K.
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
As noted above, in the first week of November 2025 we implemented a new ERP system in North America as part of a multi‑year project. The implementation caused operational and customer‑facing disruptions, and although we believe the primary issues have been addressed, the system continues to require refinement and optimization. Any significant disruption to the ERP system, or the need for additional improvements or upgrades, could require capital investments, divert key personnel, or cause short‑term operational impacts. Such outcomes could impair our ability to execute key initiatives and could adversely affect our sales, profitability, cash flows, or financial condition.
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
Governance
Within our organization, we have a management team responsible for assessing and managing cybersecurity risks. The team is led by our CIO and consists of the Cyber Security Incident Response Team ("CSIRT") and internal audit personnel. The CSIRT is comprised of IT management and experienced cybersecurity personnel. The role of the CSIRT is to promptly handle an incident so that containment, investigation, and recovery can occur quickly. Where third-party services are leveraged, they ensure they are engaged as necessary. The CSIRT Leader oversees and prioritizes actions during an incident's detection, analysis, and containment. They are also responsible for conveying the special requirements of high severity incidents to the rest of the organization as well as communicating potential impacts to the CIO. Additionally, they are responsible for understanding the service level agreements ("SLAs") in place with third parties, and the role third parties may play in specific response scenarios. Our CIO has over 30 years of experience in IT, enterprise security, and cyber risk management and has previously held global IT infrastructure and business solutions roles. In addition, our CSIRT Leader has 30 years of technology and cybersecurity experience and has previously held data security and global IT infrastructure positions at risk management and asset protection services companies.
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
Further information regarding the Company’s property and lease commitments is included in Note 16 to the consolidated financial statements.
ITEM 3 – Legal Proceedings
Refer to Note 17. Commitments and Contingencies in the consolidated financial statements.

ITEM 4 – Mine Safety Disclosures
Not applicable.

PART II
ITEM 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION – Tennant's common stock is traded on the New York Stock Exchange, under the ticker symbol TNC. As of February 13, 2026, there were 236 shareholders of record.
DIVIDEND INFORMATION – Cash dividends on Tennant’s common stock have been paid for 81 consecutive years. Tennant’s annual cash dividend payout increased for the 54th consecutive year to $1.195 per share in 2025, an increase of $0.06 per share over 2024. Dividends are generally declared each quarter. On February 10, 2026, the Company announced a quarterly cash dividend of $0.31 per share payable March 16, 2026, to shareholders of record on February 27, 2026.
DIVIDEND REINVESTMENT OR DIRECT DEPOSIT OPTIONS – Shareholders have the option of reinvesting quarterly dividends in additional shares of Company stock or having dividends deposited directly to a bank account. The Transfer Agent should be contacted for additional information.
TRANSFER AGENT AND REGISTRAR – Shareholders with a change of address or questions about their account may contact:
Equiniti Trust Company
Shareowner Services
P.O. Box 64874
St. Paul, MN 55164-0854
(800) 468-9716
SHARE REPURCHASES – Share repurchases are made from time to time in the open market or through privately negotiated transactions. During the twelve months ended December 31, 2025, the Company paid $87.7 million to repurchase 1,108,998 shares of its common stock. On February 11, 2025, the Board of Directors authorized the repurchase of 2,000,000 shares of our common stock. Under the share repurchase program, 1,514,063 shares remain authorized.

For the Quarter Ended December 31, 2025	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
October 1–31, 2025	133,663	$80.97	133,663	1,798,177
November 1–30, 2025	130,580	$72.64	129,319	1,668,858
December 1–31, 2025	154,795	$75.00	154,795	1,514,063
Total	419,038	$76.17	417,777	1,514,063
(a)Includes 1,261 shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by employees who exercised stock options or restricted stock under employee share-based compensation plans.

(b)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the twelve months ended December 31, 2025, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in other current liabilities on the consolidated balance sheets. All dollar amounts presented exclude such excise taxes.

STOCK PERFORMANCE GRAPH – The following graph compares the cumulative total shareholder return on Tennant’s common stock to two indices: S&P SmallCap 600 and S&P 500 Industrials (Sector). The graph below compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2020, including the reinvestment of all dividends.

5-YEAR CUMULATIVE TOTAL RETURN COMPARISON
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2020
2021
2022
2023
2024
2025
Tennant Company
S&P SmallCap 600 Index
S&P 500 Industrials (Sector) (TR)

	2020	2021	2022	2023	2024	2025
Tennant Company	$100	$117	$90	$138	$122	$112
S&P SmallCap 600	$100	$127	$106	$123	$134	$142
S&P 500 Industrials (Sector) (TR)	$100	$121	$114	$135	$159	$190
Source: Zacks Investment Research, Inc.
ITEM 6 – [Reserved]

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides a comparison of the Company's results of operations, as well as liquidity and capital resources for the years ended December 31, 2025 and 2024. The MD&A should be read in conjunction with the Company's consolidated financial statements and notes included in Item 8 of this Annual Report. Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including financial measures that are not defined under generally accepted accounting principles ("GAAP") in the U.S. Net sales excluding foreign currency translation (i.e., organic sales) is not a measure of financial performance under GAAP; however, the Company believes it is useful in understanding its financial results and provides comparable measures for understanding the operating results of the Company between different periods.

The year-over-year comparisons in this MD&A are as of and for the years ended December 31, 2025 and December 31, 2024, unless stated otherwise. The discussion of 2023 results and related year-over-year comparisons as of and for the years ended December 31, 2024 and December 31, 2023 are found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Form 10-K for the year ended December 31, 2024.
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
Macroeconomic Events
As a global company, we continue to be exposed to risks and uncertainties stemming from macroeconomic and geopolitical conditions. These factors include inflationary pressures, interest rate volatility, foreign currency exchange rate volatility, changes in capital markets conditions, and shifts in international trade policy. Collectively, these conditions create a dynamic operating environment that may affect the Company’s ability to drive growth, restore margins, and advance its transformation initiatives
While overall inflationary pressures have generally moderated, the Company continues to experience a more concentrated and direct impact on the cost components of its products, which remain significant to its cost structure. Changes in trade policy, particularly tariffs, pose a significant risk to our operations. Tariff increases, changes to trade agreements, or potential retaliatory actions could raise supplier costs, weaken demand, and disrupt the Company’s operations. The Company has implemented, and expects to continue implementing, pricing actions, cost management initiatives, and supply chain measures to mitigate these pressures; however, such efforts may not fully offset the impact.
Global geopolitical instability continues to contribute to economic and operational uncertainty. Ongoing conflicts in Ukraine and the Middle East, rising tensions involving China and Taiwan, and the possibility of escalation in regions where the United States may be involved have increased the risk of wider economic disruption. These developments could result in supply chain volatility, logistics constraints, higher input costs, and changes in customer purchasing behavior. The timing, duration, and severity of these potential effects are uncertain and difficult to predict.
Demand trends across our major markets were mixed throughout the year. In China, after a period marked by uneven economic recovery and pricing pressure, organic growth returned late in the year. In EMEA and the broader APAC region, organic growth also improved in the latter part of the year, reversing earlier declines and reflecting resilience in select markets and effective responses to customer needs despite ongoing macroeconomic and competitive pressures.
Enterprise Resource Planning (ERP) System Implementation
In the first week of November 2025, the Company went live with the ERP system in its largest region, North America. The transition introduced unexpected challenges that constrained operating capacity post go-live, including order‑management and fulfillment disruptions, manufacturing scheduling issues, and reduced inventory visibility, particularly within Parts & Consumables and Service. The system transition also resulted in the loss of three weeks of machine order entry and parts shipping capability, as well as contributing to slower transaction processing and prolonged customer delays.
In response, the Company deployed cross‑functional recovery teams, implemented manual and system‑based workarounds, increased on‑site support, and adjusted production scheduling. Although December showed improvement as our mitigation efforts took hold, we were unable to fully offset the impact of the November disruptions.
While primary system issues have been addressed, certain customer‑related impacts and incremental support needs continued into early 2026, and we expect some temporary inefficiencies to persist as teams acclimate to the new platform and as optimization efforts continue.

See the "Risk Factors" section in Part I, Item 1A of this Annual Report for further discussion of the possible impact of the above conflicts and macroeconomic events on our business and financial results.
Outlook
The Company expects the macroeconomic and demand environment in 2026 to generally reflect the conditions experienced during 2025. Tariff‑related cost increases and inflationary input costs are expected to remain key elements of the cost structure. The Company has implemented targeted pricing and cost‑out initiatives intended to moderate these impacts, though the timing and magnitude of benefits may vary.
Following the North America ERP implementation in late 2025, certain operational inefficiencies and elevated support needs are expected to persist into the second quarter of 2026. As part of broader system‑stabilization efforts, the Company conducted a comprehensive physical inventory that required a two‑week shutdown of manufacturing operations in early January, which is expected to weigh on first‑quarter sales and costs. The Company also anticipates continued operating inefficiencies during the early stages of system stabilization, resulting in higher costs and margin pressure, most notably in the first quarter. As stabilization progresses and processes mature, the Company expects to transition toward a more normalized operating rhythm by mid‑year.
While these factors may influence near‑term results, operating margins are expected to improve through 2026 as ERP stabilization advances and as the cumulative benefits of pricing actions, cost‑management measures, and supply‑chain initiatives are realized. Margin performance is expected to strengthen gradually over the course of the year, with first‑quarter margins anticipated to be generally consistent with levels experienced in the fourth quarter of 2025 and improving thereafter as operational efficiency increases. The Company also expects ongoing margin pressure from tariffs implemented in the second half of 2025. To help offset these impacts, it has taken targeted actions across its supply chain and commercial pricing processes.
Additionally, the Company continues to invest in strategic priorities that support long‑term growth and competitiveness, including the ongoing expansion of its robotics portfolio and autonomous solutions.

Historical Results
The following table compares the historical results of operations for the years ended December 31, 2025 and 2024 in dollars and as a percentage of net sales (in millions, except per share amounts and percentages):

	2025	%	2024	%
Net sales	$1,203.5	100.0	$1,286.7	100.0
Cost of sales	719.2	59.8	736.7	57.3
Gross profit	484.3	40.2	550.0	42.7
Selling and administrative expense	374.8	31.1	391.9	30.5
Research and development expense	41.2	3.4	43.8	3.4
Operating income	68.3	5.7	114.3	8.9
Interest expense, net	(9.0)	(0.7)	(9.1)	(0.7)
Net foreign currency transaction gain	(1.7)	(0.1)	0.1	—
Other expense, net	0.3	—	(0.5)	—
Income before income taxes	57.9	4.8	104.8	8.1
Income tax expense	14.1	1.2	21.1	1.6
Net income	43.8	3.6	83.7	6.5
Net income per share - diluted	$2.36		$4.38
Net Sales
Consolidated net sales in 2025 totaled $1,203.5 million, a 6.5% decrease as compared to consolidated net sales of $1,286.7 million in 2024. The components of the consolidated net sales change were as follows:

Twelve Months Ended December 31,
2025 vs. 2024
Price	1.4%
Volume	(8.7)%
Organic decline	(7.3)%
Acquisitions	0.1%
Foreign currency	0.7%
Total decline	(6.5)%
The 6.5% decrease in consolidated net sales was driven by:
•Organic sales decline of 7.3% primarily due to volume declines in North America, which lapped a significant backlog-reduction benefit in the prior-year period and was affected by transitional impacts related to the new ERP implementation. These factors were partly offset by price realization in the Americas and EMEA;
•A net favorable impact from foreign currency exchange of approximately 0.7% primarily due to the strengthening of the Euro relative to the U.S. dollar; and
•Acquisition-related growth of 0.1% driven by TCS.

The following table sets forth annual net sales by geographic area and the related percentage change from the prior year (in millions, except percentages):

	2025	%	2024	%
Americas	$792.0	(10.9)	$888.5	5.7
Europe, Middle East and Africa (EMEA)	334.6	5.1	318.5	1.3
Asia Pacific (APAC)	76.9	(3.5)	79.7	(10.3)
Total	$1,203.5	(6.5)	$1,286.7	3.5
Americas
Net sales in the Americas were $792.0 million in 2025, a decrease of 10.9% from 2024 driven by:
•Organic sales decline of 10.5%, primarily due to volume declines in North America, as a result of lapping a significant backlog-reduction benefit in the prior-year period, order fulfillment disruptions associated with our fourth quarter 2025 ERP transition, and softer underlying demand primarily in industrial equipment in the second half of 2025. This was partially offset by price realization; and
•A net unfavorable impact from foreign currency exchange of approximately 0.4%.
Europe, Middle East and Africa ("EMEA")
EMEA net sales were $334.6 million in 2025, an increase of 5.1% from 2024 driven by:
•A net favorable impact from foreign currency exchange of approximately 4.3%;
•Organic sales increase of 0.5%, due to price realization, partly offset by volume declines in Germany, Benelux, Scandinavia and France; and
•Inorganic sales growth of 0.3% driven by the acquisition of TCS.
Asia Pacific ("APAC")
APAC net sales were $76.9 million in 2025, a decrease of 3.5% from 2024 driven by:
•Organic sales decrease of 2.2%, reflecting the impact of pricing actions and softer underlying demand primarily in China and Southeast Asia, partly offset by volume growth in Australia and India; and
•A net unfavorable impact from foreign currency exchange of approximately 1.3%.
Gross Profit
Gross profit margin of 40.2% was 250 basis points lower in 2025 compared to 2024. The margin rate decrease was primarily driven by a shift in volume and mix dynamics. Additionally, the effects of the ERP transition in North America contributed to volume deleverage, as well as broader operational inefficiencies and cost impacts. Margin performance was also affected by higher material costs. The comparison to the prior year was further influenced by a significant backlog reduction in 2024 that carried a higher concentration of higher margin industrial products sold through direct channels. These factors were partially offset by favorable price realization, including pricing actions taken to address tariff-related cost increases.
Operating Expenses
Selling and Administrative Expense
Selling and Administrative expense ("S&A expense") was $374.8 million in 2025, a decrease of $17.1 million compared to 2024. The S&A expense decrease was driven by lower compensation-related costs and reductions in certain legal, integration, and restructuring expenses, partially offset by higher ERP spending and increased bad debt expense. As a percentage of net sales, S&A expense in 2025 increased 60 basis points to 31.1% from 30.5% in 2024, primarily due to net sales deleverage.

Research and Development Expense
Research and Development ("R&D") expense was $41.2 million, or 3.4% of net sales, in 2025, with R&D as a percentage of sales flat compared to 2024.
We continue to invest in developing innovative products and technologies at levels necessary to propel our technology, innovative leadership position and drive growth.
Total Other Expense, Net
Interest Expense, Net
Interest expense, net was $9.0 million in 2025, a decrease of $0.1 million compared to 2024. The decrease was the result of a lower average interest rate. The following table compares the weighted average outstanding borrowings, average interest rate, interest expense and interest income for the years ended December 31 (in millions, except percentages):

	2025	2024
Weighted Average Outstanding Borrowings	$220.5	$211.8
Average interest rate	5.8%	6.4%
Interest expense	12.6	13.6
Interest income	(3.6)	(4.5)
Interest expense, net	$9.0	$9.1
Our debt portfolio as of December 31, 2025 was comprised of debt predominately in U.S. dollars. The Company manages its floating rate debt exposure using fixed rate interest rate swaps to reduce the Company's risk of the possibility of increased interest costs.
Foreign Currency Transaction (Loss) Gain
Net foreign currency transaction loss was $1.7 million in 2025, compared to a gain of $0.1 million in 2024. The unfavorable impact was primarily attributed to hedging transaction costs associated with increased year-over-year exposure to the Brazilian Real relative to the U.S. dollar.
Income Taxes
The effective tax rate for 2025 was 24.3% compared to 20.1% in 2024. The increase in the effective tax rate was primarily driven by the value of certain non-cash exceptional tax items. The 2024 tax rate includes a benefit related to a reduction to a deferred tax liability on undistributed foreign earnings as those cumulative earnings were reduced by statutory book losses. We do not expect similar benefits in future years. This non-cash event had an impact of (3.7%) in 2024. Absent these benefits the effective tax rate for 2024 would have been 23.8%.
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

Cash, cash equivalents and restricted cash totaled $106.4 million at December 31, 2025, as compared to $99.8 million as of December 31, 2024. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.0 as of December 31, 2025 and 2.0 as of December 31, 2024. Our primary working capital, which is comprised of accounts receivable, inventories and accounts payable was $327.8 million as of December 31, 2025 and $316.0 million as of December 31, 2024. Our debt-to-capital ratio was 31.2% as of December 31, 2025, compared to 24.3% as of December 31, 2024.
As of December 31, 2025, we had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $374.3 million of unused borrowing capacity on our revolving facility.
On February 10, 2026, the Company's Board of Directors authorized a quarterly cash dividend of $0.31 per share payable on March 16, 2026, to shareholders of record at the close of business on February 27, 2026.
Cash Flow from Operating Activities
Net cash provided by operating activities in 2025 was $65.0 million compared to net cash provided by operating activities of $89.7 million in 2024. The decrease in cash provided by operating activities was primarily driven by lower operating performance and increased consumption of working capital.
Cash Flow from Investing Activities
Net cash used in investing activities in 2025 was $22.7 million compared to net cash used in investing activities of $78.4 million in 2024. The decrease was primarily driven by one-time cash outflows in the prior year related to a used $32.1 million investment in Brain, Corp and a $25.7 million net cash outlay for the acquisition of TCS.
Cash Flow from Financing Activities
Net cash used in financing activities in 2025 was $38.7 million compared to net cash used in financing activities of $25.2 million in 2024. The increase in cash outflows was primarily driven by share repurchases and dividend payments, partly offset by increased net proceeds from borrowings.
Stock Repurchase Program
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
During the year ended December 31, 2025, we repurchased 1,108,998 shares under both programs, with 1,514,063 shares of common stock remaining under the 2025 repurchase plan.
For more information related to our stock repurchases, see Note 15, Shareholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
Cash Requirements
The Company believes the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be sufficient to meet its short-term and long-term cash requirements. Significant contractual obligations include principal and interest payments on long-term debt (Note 9) and operating lease commitments (Note 16). We also have contractual purchase obligations of approximately $54 million for 2026.

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
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220) - Disaggregation of Income Statement Expenses, which requires disaggregation of certain income statement expense captions into specified categories to be disclosed within the notes to the financial statements, but does not change the expense captions on the consolidated income statement. In January 2025, the FASB issued ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Clarifying the Effective Date, which clarified that ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which includes amendments to more closely align hedge accounting with the economics of an entity's risk management activities. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied on a prospective basis. We are evaluating the impact of the ASU to determine its impact on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. generally accepted accounting principles. The amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim reporting disclosure requirements, but rather aims to provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim periods within annual periods beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively or retrospectively to any or all prior periods presented in the financial statements. We are evaluating the impact of the ASU to determine its impact on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12 Codification Improvements, which aims to update the FASB Accounting Standards Codification for a broad range of topics arising from technical corrections, unintended application or the Codification, clarifications, and other minor improvements. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
No other new accounting pronouncements issued but not yet effective have had, or are expected to have, a material impact on our results of operations or financial position.
Critical Accounting Policies and Estimates
Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Our significant accounting policies are described in Note 2 to the consolidated financial statements. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the consolidated financial statements. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our consolidated financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.
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
For the 2025 annual goodwill impairment test for the North America and Latin America reporting units, we elected to perform a qualitative assessment to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying amount. In performing this assessment, we considered relevant events and circumstances, including industry, market and macroeconomic conditions, as well as company-specific and reporting unit-specific factors. Based on this evaluation, we concluded that it was not more likely than not that the fair value of either reporting unit was less than its carrying amount. Accordingly, a quantitative goodwill impairment test was not required, and no impairment of goodwill was recognized for these reporting units during 2025.
For the Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”) reporting units, we elected to bypass the qualitative assessment and perform a quantitative goodwill impairment test in accordance with our accounting policy. The quantitative analysis utilized a combination of the income approach and market approach, which reflect management’s current assumptions and inputs, including forecasts of future revenue, profit margins, long-term grown rate, discount rate, and EBITDA multiples.
The estimated fair value of the EMEA reporting unit exceeded its carrying amount by approximately $36.8 million, or 7.9%, as of the impairment testing date. The carrying amount of goodwill allocated to the EMEA reporting unit as of October 1, 2025 was $172.6 million. As the estimated fair value exceeded the carrying amount, no goodwill impairment was recognized. Although the EMEA reporting unit was not impaired, the reporting unit has a limited excess of fair value over carrying value and may be subject to future impairment if actual results do not meet projections or if assumptions used in the valuation, including discount rates or market conditions, deteriorate.
The estimated fair value of the APAC reporting unit exceeded its carrying amount by approximately $34.6 million, or 40.8%, as of the impairment testing date. The carrying amount of goodwill allocated to the APAC reporting unit as of October 1, 2025 was $15.4 million. Accordingly, no goodwill impairment was recognized for this reporting unit during 2025.

During 2024, a qualitative goodwill assessment was performed for the North America and Latin America reporting units while a quantitative assessment was performed for the EMEA and APAC reporting units. Our assessments indicated that there was no goodwill impairment in any of our reporting units as of our annual assessment date.
We had goodwill of $208.6 million and $185.6 million at December 31, 2025 and 2024, respectively.
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
Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our consolidated statements of income. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, based on management’s judgment, to the extent we believe that recovery is not more likely than not, we establish a valuation allowance against those deferred tax assets. The deferred tax asset valuation allowance could be materially different from actual results because of changes in the mix of future taxable income, the relationship between book and taxable income and our tax planning strategies. As of December 31, 2025, a valuation allowance of $3.9 million was recorded against foreign and state tax credit carryforwards.
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
•Changes in trade policy.
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
Interest Rate Risk – Our debt portfolio as of December 31, 2025, was comprised of debt predominately denominated in U.S. dollars. We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates that impact interest incurred. The Company manages its floating rate debt exposure using interest rate swaps. Fixed rate swaps are used to reduce the Company's risk of the possibility of increased interest costs.
As of December 31, 2025, the Company's financial liabilities subject to changes in interest rates are $272.5 million of our revolving credit facility borrowings. The Company entered into an aggregate $120 million notional amount of interest rate swaps effective December 1, 2022 that exchange a variable rate of interest for a fixed rate of interest of 4.076% over the term of the agreements, which mature on December 1, 2026. On October 14, 2025, the Company extended its $120 million notional amount of fixed interest rate swaps to October 1, 2029 that exchange a variable rate of interest for a fixed rate of interest of 3.443%. Assuming a hypothetical 50 basis point increase in short-term interest rates, with all other variables remaining constant, interest expense, net would have increased by approximately $0.5 million in 2025.
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

On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of December 31, 2025, these cross-currency swaps included €75.0 million of total notional value. As of December 31, 2025, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €3.0 million. The swaps are scheduled to mature in April 2027. Based on the fair value hedges outstanding as of December 31, 2025, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $8.8 million in the fair value of these contracts.
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and its Euro denominated subsidiaries. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiaries against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of December 31, 2025, the cross-currency swaps included €75.0 million of total notional values. These swaps are scheduled to mature in April 2027. Based on the net investment hedges outstanding as of December 31, 2025, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $8.8 million in the fair value of these contracts.
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

ITEM 8 – Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tennant Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tennant Company and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill – EMEA Reporting Unit - Refer to Notes 2 and 8 of the consolidated financial statements
Critical Audit Matter Description
The Company’s annual evaluation of goodwill for impairment involved the comparison of the EMEA reporting unit’s fair value to its carrying value. The Company determined the fair value using a combination of income and market approaches. The income approach utilized a discounted cash flow model, which required management to make significant estimates and assumptions related to forecasts of future revenue, profit margins, long-term growth rate, and discount rate. The market approach required management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. As of December

31, 2025, the goodwill balance for the EMEA reporting unit was $173 million. The fair value of the EMEA reporting unit exceeded its carrying value, and therefore, no impairment was recognized.
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
February 24, 2026
We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tennant Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tennant Company and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 24, 2026

Consolidated Statements of Income
TENNANT COMPANY AND SUBSIDIARIES
(In millions, except shares and per share data)

Years ended December 31	2025	2024	2023
Net sales	$1,203.5	$1,286.7	$1,243.6
Cost of sales	719.2	736.7	715.8
Gross profit	484.3	550.0	527.8
Selling and administrative expense	374.8	391.9	352.6
Research and development expense	41.2	43.8	36.6
Operating income	68.3	114.3	138.6
Interest expense, net	(9.0)	(9.1)	(13.5)
Net foreign currency transaction (loss) gain	(1.7)	0.1	0.3
Other income (expense), net	0.3	(0.5)	(1.6)
Income before income taxes	57.9	104.8	123.8
Income tax expense	14.1	21.1	14.3
Net income	$43.8	$83.7	$109.5

Net income per share
Basic	$2.38	$4.46	$5.92
Diluted	$2.36	$4.38	$5.83

Weighted average shares outstanding:
Basic	18,366,216	18,786,871	18,509,523
Diluted	18,579,707	19,096,138	18,783,633
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
TENNANT COMPANY AND SUBSIDIARIES
(In millions)

Years ended December 31	2025	2024	2023
Net income	$43.8	$83.7	$109.5
Other comprehensive income (loss):
Foreign currency translation adjustments (net of related tax benefit (expense) of $1.8, $(0.2), and $0.8, respectively)	41.3	(29.6)	8.3
Pension and postretirement medical benefits (net of related tax benefit (expense) of $0.5, $0.3, and $(0.3), respectively)	(1.7)	(0.9)	1.0
Derivative financial instruments (net of tax (expense) benefit of $(0.1), $0.0, and $0.4, respectively)	0.4	(0.1)	(1.4)
Unrealized (loss) gain on debt securities (net of tax benefit of $0.1, $0.1, and $0.0, respectively)	(0.5)	0.2	—
Total other comprehensive income (loss), net of tax	39.5	(30.4)	7.9

Total comprehensive income including noncontrolling interest	83.3	53.3	117.4
Foreign currency translation adjustments attributable to noncontrolling interest	0.5	—	—
Comprehensive income attributable to Tennant Company	$82.8	$53.3	$117.4
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
TENNANT COMPANY AND SUBSIDIARIES
(In millions, except shares and per share data)

December 31	2025	2024
ASSETS
Cash, cash equivalents, and restricted cash	$106.4	$99.8
Receivables, less allowances of $10.4 and $7.1, respectively	256.8	259.1
Inventories	198.5	183.8
Prepaid and other current assets	38.0	33.9
Total current assets	599.7	576.6
Property, plant and equipment, less accumulated depreciation of $289.0 and $310.9, respectively	189.8	184.4
Operating lease assets	56.9	54.6
Goodwill	208.6	185.6
Intangible assets, net	52.6	58.7
Other assets	161.3	130.2
Total assets	$1,268.9	$1,190.1
LIABILITIES AND TOTAL EQUITY
Current portion of long-term debt	$0.4	$1.3
Accounts payable	127.5	126.9
Employee compensation and benefits	40.9	53.1
Other current liabilities	124.3	110.9
Total current liabilities	293.1	292.2
Long-term debt	273.2	198.2
Long-term operating lease liabilities	35.5	36.3
Employee-related benefits	15.7	13.5
Deferred income taxes	3.3	4.9
Other liabilities	44.7	22.9
Total long-term liabilities	372.4	275.8
Total liabilities	665.5	568.0
Commitments and contingencies (Note 17)
Common stock, $0.375 par value per share, 60,000,000 shares authorized; 17,846,681 and 18,849,456 issued and outstanding, respectively	6.7	7.1
Additional paid-in capital	—	76.7
Retained earnings	628.1	609.7
Accumulated other comprehensive loss	(33.2)	(72.7)
Total Tennant Company shareholders' equity	601.6	620.8
Noncontrolling interest	1.8	1.3
Total equity	603.4	622.1
Total liabilities and total equity	$1,268.9	$1,190.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
TENNANT COMPANY AND SUBSIDIARIES
(In millions)

December 31	2025	2024	2023
OPERATING ACTIVITIES
Net income	$43.8	$83.7	$109.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	45.0	40.1	36.4
Amortization expense	13.7	15.0	14.7
Deferred income tax expense (benefit)	4.2	(9.8)	(26.9)
Share-based compensation expense	10.4	11.9	11.6
Bad debt and returns expense	7.1	3.4	3.4
Other, net	1.3	0.6	1.3
Changes in operating assets and liabilities:
Receivables	4.1	(15.0)	4.1
Inventories	(21.7)	(33.0)	14.3
Accounts payable	(1.9)	15.4	(15.3)
Employee compensation and benefits	(13.8)	(5.2)	22.3
Other assets and liabilities	(27.2)	(17.4)	13.0
Net cash provided by operating activities	65.0	89.7	188.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(21.7)	(20.9)	(22.8)
Proceeds from sale of property, plant and equipment	1.5	—	—
Purchase of investment	—	(32.1)	—
Payments made in connection with business acquisition, net of cash acquired	(3.2)	(25.7)	—
Investment in leased assets	(0.4)	(0.5)	(1.2)
Cash received from leased assets	1.1	0.8	0.8
Net cash used in investing activities	(22.7)	(78.4)	(23.2)
FINANCING ACTIVITIES
Proceeds from borrowings	85.0	40.9	20.0
Repayments of borrowings	(10.8)	(42.5)	(120.0)
Payment of debt financing costs	—	(2.2)	—
Change in finance lease obligations	—	—	0.2
Proceeds from exercise of stock options, net of employee tax withholdings obligations of $3.1, $3.8 and $1.7, respectively	(2.5)	19.6	19.0
Dividends paid	(21.9)	(21.4)	(20.1)
Repurchases of common stock	(88.5)	(19.6)	(21.7)
Net cash used in financing activities	(38.7)	(25.2)	(122.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.0	(3.4)	(2.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	6.6	(17.3)	39.7
Cash, cash equivalents and restricted cash at beginning of year	99.8	117.1	77.4
Cash, cash equivalents and restricted cash at end of year	$106.4	$99.8	$117.1

SUPPLEMENTAL CASH FLOW INFORMATION
Years ended December 31	2025	2024	2023
Cash paid for income taxes	$13.4	$30.2	$39.5
Cash paid for interest, net of capitalized interest	$12.3	$13.6	$17.1
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	$3.5	$6.4	$3.5
See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity
TENNANT COMPANY AND SUBSIDIARIES

(In millions, except shares and per share data)	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	18,521,485	$7.0	$56.0	$458.0	$(50.2)	$470.8	$1.3	$472.1
Net income	—	—	—	109.5	—	109.5	—	109.5
Other comprehensive loss	—	—	—	—	7.9	7.9	—	7.9
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 23,622 shares	400,819	—	19.0	—	—	19.0	—	19.0
Share-based compensation	—	—	11.6	—	—	11.6	—	11.6
Dividends paid $1.075 per common share	—	—	—	(20.1)	—	(20.1)	—	(20.1)
Repurchases of common stock	(290,920)	—	(21.7)	—	—	(21.7)	—	(21.7)
Balance, December 31, 2023	18,631,384	$7.0	$64.9	$547.4	$(42.3)	$577.0	$1.3	$578.3
Net income	—	—	—	83.7	—	83.7	—	83.7
Other comprehensive income	—	—	—	—	(30.4)	(30.4)	—	(30.4)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 34,511 shares	416,424	0.1	19.5	—	—	19.6	—	19.6
Share-based compensation	—	—	11.9	—	—	11.9	—	11.9
Dividends paid $1.135 per common share	—	—	—	(21.4)	—	(21.4)	—	(21.4)
Repurchases of common stock	(198,352)	—	(19.6)	—	—	(19.6)	—	(19.6)
Balance, December 31, 2024	18,849,456	$7.1	$76.7	$609.7	$(72.7)	$620.8	$1.3	$622.1
Net income	—	—	—	43.8	—	43.8	—	43.8
Other comprehensive loss	—	—	—	—	39.5	39.5	—	39.5
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 35,950 shares	106,223	—	(2.5)	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	10.4	—	—	10.4	—	10.4
Dividends paid $1.195 per common share	—	—	—	(21.9)	—	(21.9)	—	(21.9)
Repurchases of common stock, including excise tax	(1,108,998)	(0.4)	(88.1)	—	—	(88.5)	—	(88.5)
Other	—	—	3.5	(3.5)	—	—	0.5	0.5
Balance, December 31, 2025	17,846,681	$6.7	$—	$628.1	$(33.2)	$601.6	$1.8	$603.4
See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)

1.    Nature of Business
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
2.    Significant Accounting Policies
Basis of Statement Presentation – The consolidated financial statements include the accounts of the Company and all subsidiaries in which we have a controlling financial interest. All intercompany transactions and accounts are eliminated in consolidation. Certain reclassifications to our previously reported financial information have been made to conform to the current period presentation.
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
Translation of Non-U.S. Currency – Foreign currency-denominated assets and liabilities have been translated to U.S. dollars at year-end exchange rates, while income and expense items are translated at average exchange rates prevailing during the year. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss ("AOCL"). The majority of translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Net foreign currency transaction losses are included in income before income taxes on the consolidated statements of income.
Cash and Cash Equivalents – We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.
Restricted Cash – We have a total of $0.2 million as of December 31, 2025 and 2024 that serves as collateral backing certain bank guarantees and is therefore restricted. This money is invested in time deposits. Restricted cash is recorded in cash, cash equivalents and restricted cash on the consolidated balance sheets.
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
Cloud Computing Arrangements – We periodically enter into cloud computing arrangements to access and use third-party software in support of our operations. These arrangements primarily relate to the implementation and ongoing use of a new enterprise resource planning (“ERP”) system. We assess our cloud computing arrangements to determine whether the contract is a service contract or conveys a software license. For cloud computing arrangements that are accounted for as service contracts, we capitalize implementation costs incurred during the application development stage.
Once the asset is ready for its intended use, the capitalized implementation costs are amortized as expense on a straight-line basis over the term of the service contract, which typically range from 10 to 15 years depending on the nature of the underlying asset.
As of December 31, 2025 and 2024, we had capitalized implementation costs, net of amortization, of $53.4 million and $23.3 million, respectively, included in other assets within the consolidated balance sheets. Amortization expense for the implementation costs was $0.5 million for the year ended December 31, 2025, and is included in selling and administrative expenses within the consolidated statements of income. There was no amortization expense for implementation costs recorded in 2024 and 2023.
Capitalized Interest – The interest cost on capital projects is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. Total interest expense incurred was $12.6 million, $13.6 million and $17.0 million for the years ended December 31, 2025, 2024, and 2023, respectively, of which $2.3 million and $1.0 million was capitalized as of December 31, 2025 and 2024, respectively.
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
Goodwill – Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is allocated to our reporting units at the time of the acquisition. We analyze goodwill on an annual basis as of October 1 and when an event occurs, or circumstances change that may reduce the fair value of one of our reporting units below its carrying amount. We have the option of first analyzing qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. However, we may elect to perform a quantitative goodwill impairment test even if no indications of a potential impairment exist.
For the 2025 annual goodwill impairment test for the North America and Latin America reporting units, we elected to perform a qualitative assessment to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying amount. In performing this assessment, we considered relevant events and circumstances, including industry, market and macroeconomic conditions, as well as company-specific and reporting unit-specific factors. Based on this evaluation, we concluded that it was not more likely than not that the fair value of either reporting unit was less than its carrying amount. Accordingly, a quantitative goodwill impairment test was not required, and no impairment of goodwill was recognized for these reporting units during 2025.
During 2024, a qualitative goodwill assessment was performed for the North America and Latin America reporting units while a quantitative assessment was performed for the EMEA and APAC reporting units. Our assessments indicated that there was no goodwill impairment in any of our reporting units as of our annual assessment date.
Intangible Assets – Intangible assets consist of long-lived customer lists, trade names and technology. Generally, intangible assets classified as trade names are amortized on a straight-line basis and intangible assets classified as customer lists or technology are amortized using an accelerated method of amortization.
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
Purchase of Common Stock – We repurchase our common stock under both the 2025 and 2016 repurchase program authorized by our Board of Directors. These programs allow us to repurchase up to an aggregate of 3,000,000 shares of our common stock, and 1,514,063 shares remain authorized under the 2025 program. Upon repurchase, the par value is charged to common stock and the remaining purchase price is charged to additional paid-in capital. If the amount of the remaining purchase price causes the additional paid-in capital account to be in a negative position, this amount is then reclassified to retained earnings. Common stock repurchased is included in shares authorized but is not included in shares outstanding.
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
Derivative Financial Instruments – We use cross-currency swaps, interest rate swaps and foreign exchange forward and option contracts to manage risks generally associated with foreign exchange rate and interest rate volatility. We account for our hedging instruments as either assets or liabilities on the consolidated balance sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Gains and losses for all instruments that do not qualify for hedge accounting are recorded each period to net foreign currency transaction loss in our consolidated statements of income. Changes in the fair value of designated hedges are reported in accumulated other comprehensive loss on the consolidated balance sheet until a related transaction occurs. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recorded in our consolidated statements of income.
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
Advertising Costs – We advertise products, technologies and solutions to customers and prospective customers through a variety of marketing campaign and promotional efforts. These efforts include tradeshows, online advertising, e-mail marketing, mailings, sponsorships and telemarketing. Advertising costs are expensed as incurred. In 2025, 2024 and 2023, such activities amounted to $6.0 million, $5.7 million and $4.6 million, respectively.
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
Investments, Measurement Alternative – Our investments, as described in Note 12 which are valued under the measurement alternative include equity securities for which the Company does not have significant influence and fair value is not readily determinable. Accounting Standard Update ("ASU") 2016-01 requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Investments, Equity Method – As described in Note 13, the Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, legal form of the investee (e.g. limited liability partnership), representation on the board of directors, participation in policy-making decisions and material intra-entity transactions.
Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the proportionate share of earnings or losses and dividends, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets, as applicable.
The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.
Newly Adopted Accounting Policies
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. We have adopted the new standard on a prospective basis effective December 31, 2025. While the adoption has no impact on our consolidated financial statements, it has resulted in incremental disclosures within the footnotes of our consolidated financial statements. Refer to Note 18, Income Taxes for the inclusion of the new required disclosures.

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
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels for the years ended December 31:
Net sales by geographic area

	2025	2024	2023
Americas	$792.0	$888.5	$840.3
Europe, Middle East and Africa (EMEA)	334.6	318.5	314.4
Asia Pacific (APAC)	76.9	79.7	88.9
Total	$1,203.5	$1,286.7	$1,243.6
Net sales are attributed to each geographic area based on the end user country and are net of intercompany sales.
Net sales by groups of similar products and services

	2025	2024	2023
Equipment	$714.7	$808.7	$776.4
Parts and consumables	275.6	274.3	279.5
Service and other	213.2	203.7	187.7
Total	$1,203.5	$1,286.7	$1,243.6
Net sales by sales channel

	2025	2024	2023
Sales direct to consumer	$831.5	$905.7	$854.4
Sales to distributors	372.0	381.0	389.2
Total	$1,203.5	$1,286.7	$1,243.6

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
The change in our sales incentive accrual balance for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024
Beginning balance	$16.1	$21.2
Additions to sales incentive accrual	20.3	22.4
Contract payments	(22.4)	(27.2)
Foreign currency fluctuations	0.8	(0.3)
Ending balance	$14.8	$16.1
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
The change in the deferred revenue balance for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024
Beginning balance	$20.6	$10.3
Increase in deferred revenue representing our obligation to satisfy future performance obligations	31.9	31.7
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(20.8)	(20.8)
Foreign currency fluctuations	0.7	(0.6)
Ending balance	$32.4	$20.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
As of December 31, 2025, $16.6 million and $15.8 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of this, we expect to recognize the following approximate amounts in net sales in the following periods:

2026	$16.7
2027	7.0
2028	4.6
2029	3.1
2030	1.0
Thereafter	—
Total	$32.4
As of December 31, 2024, $9.8 million and $10.8 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.
4.    Management Actions
Restructuring Actions
In 2025 and 2024, we incurred restructuring expenses as part of our global reorganization efforts. The following pre-tax restructuring charges were included in the consolidated statements of income:

	2025	2024
Severance-related costs - Selling and administrative expense	$6.4	$8.2
Total pre-tax restructuring costs	$6.4	$8.2
Our restructuring actions represent the execution of a multi-year enterprise strategy to drive increased productivity throughout our operations. The charges in 2025 and 2024 impacted all operating segments and were related to a global workforce realignment to support our key strategic initiatives.
A reconciliation to the ending liability balance of severance and related costs as of December 31, 2025 and 2024 is as follows:

	2025	2024
Beginning balance	$8.6	$2.4
New charges	8.8	8.8
Cash payments	(8.7)	(2.3)
Foreign currency adjustments	1.1	0.3
Adjustment to accrual	(2.4)	(0.6)
Ending balance	$7.4	$8.6
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
Based in Austria, TCS was Tennant Company's largest Central and Eastern Europe distributor. The acquisition gives Tennant a knowledgeable and experienced sales force and an established direct channel into countries including Romania, Hungary, Czech Republic, and Slovakia, along with an expanded network in Austria, Switzerland, Poland, and other nations in the region, as well as the Middle East and Africa. The proforma impact of this acquisition is immaterial to our operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
6.    Inventories
Inventories as of December 31 consisted of the following:

	2025	2024
Inventories carried at LIFO:
Finished goods(a)	$85.0	$85.4
Raw materials and work-in-process	35.5	38.4
Excess of FIFO over LIFO cost(b)	(54.9)	(50.4)
Total LIFO inventories	$65.6	$73.4

Inventories carried at FIFO:
Finished goods(a)	$64.3	$53.2
Raw materials and work-in-process	68.6	57.2
Total FIFO inventories	$132.9	$110.4
Total inventories	$198.5	$183.8
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
7.    Property, Plant and Equipment
Property, plant and equipment and related accumulated depreciation, including equipment under finance leases, as of December 31, consisted of the following:

	2025	2024
Property, plant and equipment:
Land	$27.9	$24.1
Buildings and improvements	144.0	134.1
Machinery and manufacturing equipment	243.5	210.4
Office equipment	59.1	122.2
Construction in progress	4.3	4.5
Total property, plant and equipment	478.8	495.3
Less: accumulated depreciation	(289.0)	(310.9)
Property, plant and equipment, net	$189.8	$184.4
Depreciation expense was $45.0 million, $40.1 million and $36.4 million in 2025, 2024 and 2023, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
8.    Goodwill and Intangible Assets
For purposes of performing our goodwill impairment analysis, we have identified our reporting units as North America, Latin America, EMEA and APAC.
The changes in the carrying amount of goodwill were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2025	$243.9	$(35.3)	$208.6
Additions	1.4	—	1.4
Foreign currency fluctuations	24.4	(2.8)	21.6
Balance as of December 31, 2024	$218.1	$(32.5)	$185.6
Additions	9.4	—	9.4
Foreign currency fluctuations	(12.0)	0.8	(11.2)
Balance as of December 31, 2023	$220.7	$(33.3)	$187.4
There has been no impairment of goodwill for any of the years presented.
The additions recorded to goodwill during 2025 and 2024 were related to the acquisitions of R4Y and TCS, respectively, as described further in Note 5.
The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of December 31, 2025
Original cost	$174.9	$31.1	$16.7	$222.7
Accumulated amortization	(128.1)	(26.6)	(15.4)	(170.1)
Carrying amount	$46.8	$4.5	$1.3	$52.6
Weighted-average original life (in years)	14	10	12

Balance as of December 31, 2024
Original cost	$154.6	$27.6	$15.2	$197.4
Accumulated amortization	(104.9)	(20.8)	(13.0)	(138.7)
Carrying amount	$49.7	$6.8	$2.2	$58.7
Weighted-average original life (in years)	15	11	11
As part of our acquisition of R4Y in 2025, we acquired customer lists with a fair value of $1.2 million. As part of our acquisition of TCS in 2024, we acquired customer lists and backlog with a combined fair value of $13.8 million.
Amortization expense of intangible assets was $13.7 million, $15.0 million and $14.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Estimated aggregate amortization expense based on the current carrying amount of amortizable intangible assets for each of the five succeeding years is as follows:

2026	$12.9
2027	9.3
2028	7.5
2029	6.7
2030	6.2
Thereafter	10.0
Total	$52.6
9.    Debt
On August 7, 2024, we and certain of our foreign subsidiaries entered into an Amended and Restated Credit Agreement (the "2024 Credit Agreement") with JPMorgan Chase Bank, N.A. as administrative agent. The 2024 Credit Agreement provides us and certain of our foreign subsidiaries access to a senior secured credit facility until August 7, 2029, consisting of a revolving facility in an amount up to $650.0 million, with an option to expand the revolving facility or obtain incremental term loans by up to $325.0 million, with the consent of the lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. Borrowings may be denominated in U.S. dollars or certain other currencies.
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
We were in compliance with the financial covenants as of December 31, 2025.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Debt outstanding as of December 31 consisted of the following:

	2025	2024
Credit facility borrowings:
Revolving credit facility borrowings	$272.5	$197.5
Finance lease liabilities	1.1	1.2
Bank overdrafts	—	0.8
Total debt	273.6	199.5
Less: current portion of long-term debt(a)	(0.4)	(1.3)
Long-term debt	$273.2	$198.2

(a)	As of December 31, 2025, the Company is required to repay $0.4 million of finance lease liabilities over the next 12 months.
As of December 31, 2025, we had outstanding borrowings of $272.5 million under our revolving credit facility. We had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $374.3 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the year ended December 31, 2025 were $0.6 million. The overall weighted average cost of debt is approximately 5.8% and net of a related cross-currency swap and interest rate swap instruments is approximately 4.4%. Further details regarding the cross-currency swap instrument are discussed in Note 11.
The aggregate maturities of our outstanding debt, excluding unamortized debt issuance costs, as of December 31, 2025, are as follows:

2026	$0.4
2027	0.4
2028	0.2
2029	272.6
2030	—
Thereafter	—
Total aggregate maturities	$273.6
10.    Other Current Liabilities
Other current liabilities as of December 31 consisted of the following:

	2025	2024
Other current liabilities:
Taxes	$18.5	$20.5
Warranty reserve	6.5	6.9
Deferred revenue	16.6	9.8
Customer sales incentives	14.8	16.1
Freight	3.6	4.0
Restructuring	7.4	8.5
Operating leases	21.7	18.5
Miscellaneous accrued expenses	35.2	26.6
Total other current liabilities	$124.3	$110.9

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
Balance Sheet Hedges
We hedge our net recognized foreign currency denominated assets and liabilities with foreign exchange forward contracts to reduce the risk that the value of these assets and liabilities will be adversely affected by changes in exchange rates. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to net foreign currency transaction gain in our consolidated statements of income. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 31, 2025 and December 31, 2024, the notional amounts of foreign currency forward exchange contracts outstanding not designated as hedging instruments were $92.9 million and $70.2 million, respectively.
Cash Flow Hedges
The Company manages its floating rate debt exposure using interest rate swaps. Fixed rate swaps are used to reduce the Company's risk of the possibility of increased interest costs. The Company entered into an aggregate $120.0 million notional amount of interest rate swaps effective December 1, 2022, that exchange a variable rate of interest for a fixed rate of interest of 4.076%. These interest rate swaps are designated as cash flow hedges. These swaps were scheduled to mature on December 1, 2026 (the "December 2022 Swaps").
On October 14, 2025, we amended and restructured our interest rate swap contracts using a strategy referred to as a "blend and extend." In a blend and extend arrangement, the liability or asset position of the existing interest rate swap arrangement is blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. The amendment modified (i) the fixed rate payable by the counterparty from 4.076% to a new fixed rate of 3.443% and (ii) extended the termination date through October 1, 2029 (the "October 2025 Swaps"). The amendment did not change the aggregate notional amount of $120.0 million.
As a result of this transaction, the December 2022 Swaps were de-designated and the unrealized loss of $0.9 million was recorded within accumulated other comprehensive loss and will be amortized as a reduction of interest expense, net, over the original term of the of the amended swaps (until December 2026), as the hedged transactions affect earnings. Additionally, the October 2025 Swaps had a fair value of $0.9 million at inception, and will be ratably recorded to accumulated other comprehensive loss and reclassified to interest expense, net, over the term of the October 2025 Swaps (until October 2029), as the hedged transactions affect earnings.
At inception of the October 2025 Swaps, the Company determined that the swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swap, net of taxes, will be

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
recognized in other comprehensive loss each period, then reclassified into the consolidated statements of income as a component of interest expense, net in the period in which the hedged transaction affects earnings.
Fair Value Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan from a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges. As of December 31, 2025, these cross-currency swaps included €75.0 million of total notional value. As of December 31, 2025, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €3.0 million. These swaps are scheduled to mature in April 2027.
Net Investment Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and its Euro denominated subsidiaries. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiaries against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges. As of December 31, 2025, the cross-currency swaps included €75.0 million of total notional values. These swaps are scheduled to mature in April 2027.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The fair value of derivative instruments on our consolidated balance sheets as of December 31 consisted of the following:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	December 31, 2025	December 31, 2024	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current assets	—	0.1	Other current liabilities	—	—
Interest rate swaps	Other assets	—	—	Other liabilities	0.4	0.2
Derivatives designated as fair value hedges:
Cross-currency swaps	Other current assets	1.2	1.5	Other current liabilities	—	—
Cross-currency swaps	Other assets	—	0.5	Other liabilities	8.9	—
Derivatives designated as net investment hedges:
Cross-currency swaps	Other current assets	1.2	1.2	Other current liabilities	—	—
Cross-currency swaps	Other assets	—	0.2	Other liabilities	8.9	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(a)	Other current assets	0.3	0.8	Other current liabilities	0.1	—
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
As of December 31, 2025, we anticipate reclassifying approximately $0.6 million of gains from accumulated other comprehensive loss to net income during the next 12 months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The following tables include the amounts in the consolidated statements of income in which the effects of derivative instruments are recorded and the effects of derivative instruments activity on these line items for the years ended December 31, 2025 and December 31, 2024:

	2025		2024
	Total	Gain (Loss) on Hedge Activity	Total	Gain (Loss) on Hedge Activity
Derivatives designated as cash flow hedges:
Interest expense, net	(9.0)	0.3	(9.1)	1.0
Net foreign currency transaction (loss) gain	(1.7)	(0.1)	0.1	—
Derivatives designated as fair value hedges:
Interest expense, net	(9.0)	1.0	(9.1)	1.1
Net foreign currency transaction (loss) gain	(1.7)	(8.0)	0.1	3.9
Derivatives designated as net investment hedges:
Interest expense, net	(9.0)	1.0	(9.1)	1.0
The effect of derivative instruments designated as hedges and derivative instruments not designated as hedges in our consolidated statements of income for the three years ended December 31 were as follows:

	2025	2024	2023
Derivatives designated as cash flow hedges:
Amount of gain recognized in other comprehensive income (loss)(a)	$—	$1.8	$0.6
Amount of net gain reclassified from AOCL into earnings	0.2	1.0	2.0
Derivatives designated as fair value hedges:
Amount of gain recognized in other comprehensive income (loss)(a)	1.6	0.2	—
Amount of net gain reclassified from AOCL into earnings	1.0	1.1	—
Derivatives designated as net investment hedges:
Amount of gain recognized in other comprehensive income (loss)(a)	(6.1)	3.8	2.0
Amount of net gain reclassified from AOCL into earnings	1.0	1.0	1.0
Derivatives not designated as hedging instruments:
Amount of net (loss) gain recognized in earnings(b)	$(9.6)	$6.1	$1.7
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
On February 21, 2024, the Company acquired certain investment securities in Brain Corp, a privately held autonomous technology company headquartered in San Diego, California. The investment consists of $12.1 million of redeemable convertible preferred stock, $12.2 million of non-redeemable convertible preferred stock, and $7.8 million of warrants. The redeemable convertible preferred stock is accounted for as an available-for-sale debt security. The non-redeemable convertible preferred stock and warrants are accounted for as equity securities. All securities were recorded at their allocated fair value at the acquisition date.

In December 2025, the Company obtained the ability to exercise significant influence over Brain Corp and, as a result, adopted the equity method of accounting for its equity securities investment. As of December 31, 2025, the investment is accounted for under the equity method (see Note 13 – Equity Method Investments).

The available-for-sale debt security is carried at fair value with changes in fair value recognized in accumulated other comprehensive income (loss). The Company estimates fair value using Level 3 inputs.

As of December 31, 2025, and December 31, 2024, a comparison of cost and market values of our debt and equity securities was as follows:

	Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Balance as of December 31, 2025
Available-for-sale debt securities	$12.1	$11.8	$—	$(0.3)
Total debt securities	$12.1	$11.8	$—	$(0.3)

Balance as of December 31, 2024
Available-for-sale debt securities	$12.1	$12.3	$0.2	$—
Equity securities	20.0	20.0	—	—
Total debt and equity securities	$32.1	$32.3	$0.2	$—

The aggregate unrealized gains and losses on available-for-sale debt securities, net of tax effects, are classified in accumulated other comprehensive loss within shareholders' equity.

Scheduled maturities of our debt securities were as follows:

	Cost	Fair Value
After 5 years through 10 years	$12.1	$11.8
Total debt securities	$12.1	$11.8
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements as of December 31, 2025 were as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Debt securities	11.8	—	—	11.8
Foreign currency forward contracts	0.3	—	0.3	—
Cross-currency swaps	2.4	—	2.4	—
Interest rate swaps	—	—	—	—
Total assets	14.5	—	2.7	11.8
Liabilities:
Foreign currency forward contracts	0.1	—	0.1	—
Cross-currency swaps	17.8	—	17.8	—
Interest rate swaps	0.4	—	0.4	—
Total liabilities	$18.3	$—	$18.3	$—
Our population of assets and liabilities subject to fair value measurements as of December 31, 2024 were as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity securities	20.0	—	—	20.0
Debt securities	12.3	—	—	12.3
Foreign currency forward contracts	0.8	—	0.8	—
Cross-currency swaps	3.4	—	3.4	—
Interest rate swaps	0.1	—	0.1	—
Total assets	36.6	—	4.3	32.3
Liabilities:
Foreign currency forward contracts	—	—	—	—
Cross-currency swaps	—	—	—	—
Interest rate swaps	0.2	—	0.2	—
Total liabilities	$0.2	—	$0.2	$—
Our foreign currency forward exchange contracts, cross-currency swaps and interest rate swaps are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our foreign currency forward exchange and option contracts are discussed in Note 11.
There were no transfers into or out of Level 3 investments in 2025 or 2024.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The fair value and carrying value of total debt, including current portion, was $281.4 million and $273.6 million, respectively, as of December 31, 2025. The fair value was estimated using Level 3 inputs based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.
13.    Equity Method Investments
On February 21, 2024, the Company acquired certain investment securities of Brain Corp, as further described in Note 12 - Fair Value Measurements. The investment consists of $12.2 million of non-redeemable convertible preferred stock and $7.8 million of warrants to purchase common shares.
Prior to the vesting of all warrants on December 9, 2025, the Company accounted for the investment as an equity security under the measurement alternative. Upon vesting of the warrants, the Company’s voting interest in Brain Corp increased to approximately 18% and it's overall ownership interest increased to approximately 12%. Based on the voting interest, together with the board representation obtained in connection with the investment, the Company concluded that it has the ability to exercise significant influence over Brain Corp’s operating and financial policies, but does not have a controlling financial interest. Accordingly, beginning on December 9, 2025, the Company accounts for its investment in Brain Corp under the equity method of accounting.
Due to the timing and availability of Brain Corp’s financial information, the Company recognizes its share of Brain Corp’s earnings or losses on a three-month reporting lag, based on the investee’s most recently available financial statements. As a result of the adoption of the equity method late in the fiscal year and the application of this reporting lag, the Company did not recognize any equity method earnings or losses related to Brain Corp in the Consolidated Statements of Income for the year ended December 31, 2025. The Company’s share of earnings or losses from Brain Corp will be presented as a separate line item in the Consolidated Statements of Income in future periods.
As of December 31, 2025, the carrying amount of the Company’s equity method investment in Brain Corp was $20.0 million and is included in Other Assets in the consolidated balance sheets.
14.    Retirement Benefit Plans
Substantially all U.S. employees are covered by various retirement benefit plans, including defined contribution savings plans and postretirement medical plans. Retirement benefits for eligible employees in foreign locations are funded principally through defined benefit plans, annuity or government programs.

Defined Benefit Pension Plans
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

Retiree Health Care Plan
We have a U.S. postretirement medical benefit plan (the “U.S. Retiree Plan”) to provide certain healthcare benefits for U.S. employees hired before January 1, 1999. Eligibility for those benefits is based upon a combination of years of service with us and age upon retirement

Summarized financial information about our defined benefit pension plans and retiree health care plan is presented below:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)

	U.S. Nonqualified Plan		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2025	2024	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$0.8	$0.9	$10.3	$10.4	$4.3	$4.6
Service cost	—	—	0.1	0.1	—	—
Interest cost	—	—	0.5	0.4	0.2	0.2
Actuarial loss (gain)	0.1	—	0.3	(0.2)	1.1	0.1
Foreign exchange	—	—	1.0	(0.4)	—	—
Net transfer in	—	—	—	0.7	—	—
Benefits paid	(0.1)	(0.1)	(0.9)	(0.7)	(0.8)	(0.6)
Benefit obligation at end of year	$0.8	$0.8	$11.3	$10.3	$4.8	$4.3
Change in fair value of plan assets and net accrued liabilities:
Fair value of plan assets at beginning of year	$—	$—	$12.6	$12.7	$—	$—
Actual return on plan assets	—	—	0.3	(0.2)	—	—
Employer contributions	0.1	0.1	0.5	0.3	0.8	0.6
Foreign exchange	—	—	0.9	(0.2)	—	—
Net transfer in	—	—	—	0.7	—	—
Benefits paid	(0.1)	(0.1)	(0.9)	(0.7)	(0.8)	(0.6)
Fair value of plan assets at end of year	—	—	13.4	12.6	—	—
Funded status at end of year	$(0.8)	$(0.8)	$2.1	$2.3	$(4.8)	$(4.3)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent other assets	$—	$—	$6.2	$6.4	$—	$—
Current liabilities	(0.1)	(0.1)	(0.3)	(0.3)	(0.6)	(0.5)
Long-term liabilities	(0.7)	(0.7)	(3.8)	(3.8)	(4.2)	(3.8)
Net accrued liability	$(0.8)	$(0.8)	$2.1	$2.3	$(4.8)	$(4.3)
Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost	$—	$—	$(0.1)	$(0.1)	$—	$—
Net actuarial (loss) gain	(0.7)	(0.7)	1.9	2.7	—	1.4
Accumulated other comprehensive (loss) income	$(0.7)	$(0.7)	$1.8	$2.6	$—	$1.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $11.9 million and $10.9 million as of December 31, 2025 and 2024, respectively. The ABO for plans that have plan assets was $7.2 million and $6.3 million as of December 31, 2025 and 2024, respectively.

The projected benefit obligation ("PBO") for all defined benefit pension plans was $4.8 million and $4.9 million as of December 31, 2025 and 2024, respectively.

By their nature, certain of our plans do not have plan assets. The accumulated benefit obligation for these plans was $4.6 million and $4.6 million as of December 31, 2025 and 2024, respectively.

Amounts recognized in other comprehensive income in 2025 and 2024 were as follows:

	U.S. Nonqualified Plan			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net actuarial loss	0.1	0.1	0.1	0.8	0.8	(0.9)	1.1	0.1	(0.7)
Foreign exchange	—	—	—	(0.2)	0.1	—	—	—	—
Amortization of net actuarial (loss) gain	(0.1)	(0.1)	(0.1)	0.1	0.1	0.1	0.3	0.3	0.2
Amounts recorded in other comprehensive income	$—	$—	$—	$0.7	$1.0	$(0.8)	$1.4	$0.4	$(0.5)

The components of the net periodic benefit expense (income) for the three years ended December 31 were as follows:

	U.S. Nonqualified Plan			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$0.1	$0.1	$0.1	$—	$—	$—
Interest cost	—	—	—	0.5	0.4	0.5	0.2	0.2	0.3
Expected return on plan assets	—	—	—	(0.8)	(0.8)	(0.7)	—	—	—
Amortization of net actuarial loss (gain)	0.1	0.1	0.1	(0.1)	(0.1)	(0.1)	(0.2)	(0.3)	(0.2)
Net periodic benefit expense (income)	$0.1	$0.1	$0.1	$(0.3)	$(0.4)	$(0.2)	$—	$(0.1)	$0.1

Health Care Cost Trend Rates

Assumed health care cost trend rates as of December 31 were as follows:

	2025	2024
Health care cost trend rate assumed next year	7.65%	8.40%
Ultimate trend rate	4.00%	4.00%
Year that trend reaches ultimate rate	2050	2047
We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries.

Assumptions

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Nonqualified Plan		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2025	2024	2025	2024	2025	2024
Discount rate	5.00%	5.42%	4.92%	4.65%	4.90%	5.39%
Rate of compensation increase	—%	—%	3.18%	3.00%	—%	—%
Weighted-average assumptions used to determine net periodic benefit costs as of December 31 were as follows:

	U.S. Nonqualified Plan			Non-U.S. Pension Benefits			Postretirement Medical Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.42%	5.07%	5.37%	4.65%	4.26%	4.68%	5.39%	5.06%	5.37%
Expected long-term rate of return on plan assets	—%	—%	—%	6.10%	6.10%	6.10%	—%	—%	—%
Rate of compensation increase	—%	—%	—%	3.00%	3.00%	2.25%	—%	—%	—%

The discount rate reflects the rate at which the benefit obligations could be effectively settled at the measurement date and is based on yields of high-quality corporate bonds with durations consistent with the plan liabilities. The Company works with its outside actuaries to estimate the timing and amount of expected future benefit payments and applies a yield curve derived from high-quality corporate bond yields to those expected cash flows to determine the discount rate. For 2025, the Company used the Mercer Above Mean Yield Curve for the U.S. plans and the Mercer Yield Curve for the Non-U.S. plans.

The expected long-term rate of return on plan assets reflects the target investment allocation and expected long-term portfolio returns for each Non-U.S. pension plan.

Fair Value of Plan Assets

The fair value of our U.K. Pension Plan and the respective level in the fair value hierarchy as of December 31, 2025 were as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment account held by pension plan(a)	$7.2	$7.2	$—	$—
Buy-in insurance contract(b)	6.2	—	—	6.2
Total	$13.4	$7.2	$—	$6.2

(a)This category is comprised of investments in fixed income securities.
(b)This represents the U.K. Pension Plan partial buy-in assets comprised of investments in insurance contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)

The fair value of our U.K. Pension Plan and the respective level in the fair value hierarchy as of December 31, 2024 were as follows:

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
Estimates of the fair value of the U.K. Pension Plan are prepared in accordance with the framework established under the accounting guidance for fair value measurements. A summary of the three fair value hierarchy levels is provided in Note 12.
The Investment Account held by the U.K. Pension Plan primarily invests in insurance contracts to fund the plan and continues to be classified as Level 3. The fair value of these contracts is based on the cash surrender values determined by the provider, representing the amounts the plan would receive if the contracts were cashed out at year-end. The underlying assets of these contracts are primarily invested in instruments traded in active markets.
In 2025, $7.2 million was reallocated from the insurance contracts to a bond fund. This portion of the Investment Account is now classified as Level 1 reflecting its valuation based on observable market prices.
A reconciliation of the beginning and ending balances of the Level 3 investments of our U.K. Pension Plan during the years ended December 31 was as follows:

	2025	2024
Fair value at beginning of year	$12.6	$12.7
Purchases, sales, issuances and settlements, net	(0.5)	(0.4)
Net (loss) gain	0.3	(0.2)
Net transfer into (out of) Level 3	(7.2)	0.7
Foreign currency	1.0	(0.2)
Fair value at end of year	$6.2	$12.6
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

Future Contributions and Benefit Payments

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
We do not expect to be required to make contributions to our U.S. Nonqualified Plan in 2026. We expect to contribute $0.6 million to our U.S. Retiree Plan in 2026. We expect contributions to our U.K. Pension Plan, German Pension Plan, French Pension Plan and Italian Pension Plans to be $0.3 million in 2026.

Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from 2026 to 2035 as follows:

	U.S. Nonqualified Plan	Non-U.S. Pension Benefits	Postretirement Medical Benefits
2026	$0.1	$0.8	$0.6
2027	0.1	0.6	0.6
2028	0.1	0.8	0.6
2029	0.1	0.7	0.6
2030	0.1	0.9	0.5
2031 to 2035	0.3	4.1	2.0
Total	$0.8	$7.9	$4.9

Defined Contribution Plans
Our defined contribution savings plan (“401(k) plan”) covers substantially all U.S. employees. Under this plan, we match up to 3% of the employee’s annual compensation in cash to be invested per their election. We also make a discretionary profit sharing contribution to the 401(k) plan for employees with more than one year of service in accordance with our Profit Sharing Plan. This contribution is based upon our financial performance and can be funded in the form of a direct deposit into the employees 401(k) account, cash, or a combination of both. Expenses for the 401(k) plan, including profit sharing contributions, were $5.6 million, $10.0 million and $10.5 million during 2025, 2024 and 2023, respectively.

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
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Medical Benefits	Derivative Financial Instruments	Unrealized Gain (Loss) on Debt Securities	Total
December 31, 2023	$(45.6)	$3.7	$(0.4)	$—	$(42.3)
Other comprehensive (loss) income before reclassifications	(28.6)	(0.9)	2.0	0.2	(27.3)
Amounts reclassified from AOCL	(1.0)	—	(2.1)	—	(3.1)
Net current period other comprehensive (loss) income	(29.6)	(0.9)	(0.1)	0.2	(30.4)
December 31, 2024	$(75.2)	$2.8	$(0.5)	$0.2	$(72.7)
Other comprehensive income (loss) before reclassifications	42.3	(1.7)	1.6	(0.5)	41.7
Amounts reclassified from AOCL	(1.0)	—	(1.2)	—	(2.2)
Net current period other comprehensive income (loss)	41.3	(1.7)	0.4	(0.5)	39.5
December 31, 2025	$(33.9)	$1.1	$(0.1)	$(0.3)	$(33.2)
Accumulated other comprehensive loss associated with pension and postretirement benefits, derivative financial instruments, and unrealized gain on debt securities is included in Notes 14, 11 and 9, respectively.
Repurchase of Common Stock
On February 11, 2025, the Board of Directors authorized the repurchase of up to 2,000,000 shares. Our stock repurchase program is not subject to an expiration date.
During the year ended December 31, 2025, the Company paid $87.7 million to repurchase 1,108,998 shares of its common stock at an average price of $79.03 per share. As of December 31, 2025, 1,514,063 shares were available to be repurchased. The aggregate cost and average price per share does not include the effect of the 1% excise tax on certain share repurchases enacted under the Inflation Reduction Act of 2022. The Company incurred $0.8 million of excise taxes during 2025.
The Company paid $19.6 million to repurchase 198,352 shares during the year ended December 31, 2024.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
16.    Leases
We lease facilities, vehicles and equipment under the operating lease agreements, which include both monthly and longer-term arrangements.
Certain operating leases for vehicles contain residual value guarantee provisions, which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of December 31, 2025, the aggregate residual value guarantee related to these leases was approximately $25.5 million. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreement is remote.
The lease assets and liabilities as of December 31 were as follows:

Leases	Classification	2025	2024
Assets
Operating lease assets	Operating lease assets	$56.9	$54.6
Finance lease assets	Property, plant and equipment(a)	1.1	1.1
Total leased assets		$58.0	$55.7
Liabilities
Current:
Operating	Other current liabilities	$21.7	$18.5
Finance	Current portion of long-term debt	0.4	0.5
Noncurrent:
Operating	Long-term operating lease liabilities	35.5	36.3
Finance	Long-term debt	0.7	0.7
Total lease liabilities		$58.3	$56.0

(a)	Finance lease assets are recorded net of accumulated amortization of $0.8 million and $0.3 million, and as of December 31, 2025 and December 31, 2024, respectively.
The lease cost for the three years ended December 31 was as follows:

Lease Cost	2025	2024	2023
Operating lease cost(a)	$31.7	$30.1	$28.9
Finance lease cost(b)	0.5	0.2	0.1
Total lease cost	$32.2	$30.3	$29.0

(a)
Includes short-term lease costs of $4.3 million, $6.2 million, and $5.9 million and variable lease costs of $3.0 million, $2.4 million and $4.2 million for the years ended December 31, 2025 and December 31, 2024, respectively.

(b)	Includes amortization of leased assets and interest on lease liabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The maturity of lease liabilities as of December 31, 2025 was as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2026	$24.3	$0.4	$24.7
2027	19.1	0.4	19.5
2028	11.2	0.3	11.5
2029	4.4	0.1	4.5
2030	1.6	—	1.6
Thereafter	2.1	—	2.1
Total lease payments	$62.7	$1.2	$63.9
Less: Interest	(5.5)	(0.1)	(5.6)
Present value of lease liabilities	$57.2	$1.1	$58.3
The lease term and discount rate as of December 31 were as follows:

Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years):
Operating leases	3.2	3.5
Finance leases	3.2	4.0
Weighted-average discount rate:
Operating leases	6.1%	6.1%
Finance leases	5.6%	5.2%
Other information related to cash paid related to lease liabilities and lease assets obtained for the years ended December 31 was as follows:

Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24.5	$21.3
Operating cash flows from finance leases	0.1	—
Financing cash flows from finance leases	0.4	0.2
Lease assets obtained in exchange for new finance lease liabilities	0.8	1.0
Lease assets obtained in exchange for new operating lease liabilities	18.8	34.2
17.    Commitments and Contingencies
In the ordinary course of business, we may become liable with respect to pending and threatened litigation, tax, environmental and other matters. Legal costs associated with such matters are expensed as incurred.
Oxygenator Water Techs vs. Tennant Company
On November 25, 2024, the Company received an adverse jury verdict in an intellectual property damages dispute in the United States District Court for the District of Minnesota (the "Court"). Oxygenator Water Technologies, Inc. ("OWT") alleged that between 2015 and 2023, the Company infringed certain of OWT’s patents through the manufacture and sale of certain component parts in ecH2O and nanoclean system options included on commercial floor scrubbers. The jury ruled against the Company and awarded compensatory damages of $9.8 million, plus prejudgment interest of $4.7 million, in favor of OWT. Accordingly, in the fourth quarter of 2024, the Company recorded an accrued expense and a corresponding liability of $14.5 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Subsequently, on September 17, 2025, the Court issued a post-trial ruling enhancing damages by 30%, resulting in total damages and interest of approximately $20.2 million, including $9.8 million in compensatory damages, $2.9 million in enhanced damages, and $7.4 million in prejudgment interest. As a result, the Company recorded an incremental accrued expense and corresponding liability of $6.0 million for the year ended December 31, 2025.
The Company and OWT have appealed certain of the Court's decisions. In connection with the Company's appeal and in order to stay execution of the judgment pending resolution of the appeal, the Company obtained a supersedeas bond in the amount of $20.3 million, as required by the Court. The bond was issued by a third-party surety, and the Company pays an annual premium related to the bond. The bond secures payment of the judgment, including applicable post-judgment interest and costs, if the judgment is affirmed or otherwise becomes payable following the appeal. The Company has not posted cash collateral in connection with the bond.

As litigation outcomes are inherently uncertain and can result in unanticipated developments, it is possible that the Company’s exposure to loss could change following the issuance of these financial statements. The Company intends to vigorously defend its position through its appeal and assessment of next steps in the proceedings.
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
18.    Income Taxes
Income before income taxes for the three years ended December 31 was as follows:

	2025	2024	2023
U.S. operations	$37.3	$92.3	$94.2
Foreign operations	20.6	12.5	29.6
Total	$57.9	$104.8	$123.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
Income tax expense for the three years ended December 31 was as follows:

	2025	2024	2023
Current:
Federal	$1.6	$19.1	$28.7
Foreign	7.5	7.9	8.5
State	1.1	3.6	4.0
Total current	$10.2	$30.6	$41.2
Deferred:
Federal	$5.0	$(1.8)	$(8.7)
Foreign	(2.0)	(7.7)	(17.3)
State	0.9	—	(0.9)
Total deferred	$3.9	$(9.5)	$(26.9)
Total:
Federal	$6.6	$17.3	$20.0
Foreign	5.5	0.2	(8.8)
State	2.0	3.6	3.1
Total income tax expense	$14.1	$21.1	$14.3
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $107.6 million of undistributed earnings from foreign subsidiaries to the United States as those earnings continue to be permanently reinvested or the earnings will be remitted in a tax-neutral transaction.
The following table presents the reconciliation between our statutory income tax and effective income tax for the year ended December 31, 2025 in accordance with ASU 2023-09, which was adopted prospectively in 2025:

	Amount	Percent
Tax at U.S. statutory rate	$12.1	21.0%
Increases (decreases) in the tax rate from:
State and local income taxes, net of federal effect (a)	1.6	2.7
Foreign tax effects:
Italy	0.7	1.1
Other	1.3	2.2
Tax credits:
Research and development credits	(3.1)	(5.4)
Other tax credits	(0.1)	(0.1)
Nontaxable or nondeductible items:
Nondeductible executive compensation	2.2	3.8
Other nontaxable or nondeductible items	(0.4)	(0.6)
Changes in unrecognized tax benefits	(0.2)	(0.4)
Effective income tax rate	$14.1	24.3%

(a)	The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Florida, Georgia, Michigan, New Jersey, New York, Texas, Pennsylvania, and Wisconsin.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The following table presents the reconciliation between our statutory income taxes and effective income taxes for the two years ended December 31 prior to the adoption of ASU 2023-09:

	2024	2023
Tax at statutory rate	21.0%	21.0%
Increases (decreases) in the tax rate from:
State and local taxes, net of federal benefit	3.4	2.4
Effect of foreign operations	(2.2)	(10.9)
Effect of changes in valuation allowances	—	(0.2)
Nondeductible executive compensation	2.5	1.0
Stock based compensation	(2.9)	0.1
Research and development credit	(1.6)	(1.3)
Other, net	(0.1)	(0.5)
Effective income tax rate	20.1%	11.6%
The effect of foreign operations line item includes (3.7%) and (12.0%) benefits for 2024 and 2023, respectively, associated with reductions to deferred tax liabilities on undistributed foreign earnings as those cumulative earnings were reduced by current year statutory book losses.
Deferred tax assets and liabilities were comprised of the following as of December 31:

	2025	2024
Deferred tax assets:
Inventory	$3.1	$2.2
Compensation and employee benefits	10.1	12.3
Warranty reserves	2.0	2.2
Allowance for doubtful accounts and deferred revenue	5.4	2.8
Operating lease liabilities	12.4	11.0
Tax loss carryforwards	14.4	7.7
Tax credit carryforwards	6.5	3.6
Capitalized research and development costs	2.9	19.0
Goodwill and intangible assets	10.1	7.0
Other	6.8	2.5
Gross deferred tax assets	$73.7	$70.3
Less: valuation allowance	(3.9)	(3.3)
Total net deferred tax assets	$69.8	$67.0
Deferred tax liabilities:
Operating lease assets	$13.2	$11.3
Fixed assets	7.2	9.2
Capitalized implementation costs	6.6	5.0
Total deferred tax liabilities	$27.0	$25.5
Net deferred tax assets	$42.8	$41.5
Tax credit carryforwards consist of $5.8 million of U.S. federal and state tax credits and $1.4 million of Netherlands tax credits. We have cumulative tax losses and other tax attributes of $63.0 million in various countries ($14.4 million tax effected). Cumulative losses can be used to offset the income tax liabilities on future income in these countries. Of these losses and other tax attributes, $62.0 million have unlimited carryforward periods and $1.0 million have a limited carryforward period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The valuation allowance as of December 31, 2025 principally applies to foreign net operating losses as well as foreign and domestic tax credit carryforwards which, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.
The amount of cash income taxes paid for the year ended December 31, 2025, disaggregated in accordance with ASU 2023-09, is as follows:

2025
U.S. federal	2.5
U.S. state and local	2.0
Total U.S.	4.5
Foreign:
Germany	2.2
Brazil	0.9
Canada federal	0.7
Netherlands	0.7
France	0.7
Other	3.7
Total foreign	8.9
Total income taxes paid	$13.4
The amount of cash income taxes paid during the years ended December 31, 2024 and 2023 were $30.2 million and $39.5 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2025	2024
Beginning balance	5.9	4.1
Increases as a result of tax positions taken during a prior period	0.4	—
Increases as a result of tax positions taken during the current year	0.5	0.9
Increases relating to prior period tax positions of acquired entities	—	1.4
Decreases as a result of a lapse of the applicable statute of limitations	(1.0)	(0.5)
Increases as a result of foreign currency fluctuations	0.1	—
Ending balance	$5.9	$5.9
Included in the balance of unrecognized tax benefits as of December 31, 2025 and 2024 are potential benefits of $5.5 million and $5.5 million, respectively, that if recognized, would affect the effective tax rate.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the liability of $5.9 million and $5.9 million for unrecognized tax benefits as of December 31, 2025 and 2024, there was approximately $0.8 million and $0.6 million, respectively, for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to income tax expense.
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2019. The number of years which remain open for audit for U.S. state or foreign tax purposes varies by jurisdiction but generally ranges from 3-5 years. We are currently undergoing income tax examinations in various foreign jurisdictions. Although the final outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.

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
19.    Share-Based Compensation
In May 2024, our shareholders approved the Amended and Restated 2020 Stock Incentive Plan (“2020 Plan”) at the Annual Meeting held on May 1, 2024. Upon approval of the 2020 Plan, the Company’s prior equity compensation plans, including the former Non‑Employee Director Stock Option Plan, the 2007 Plan, the 2010 Plan, and the 2017 Plan, were terminated, although all outstanding awards under those plans remain in effect until exercised, forfeited, or expired in accordance with their terms.
Beginning May 1, 2024, all new share‑based compensation awards have been granted under the 2020 Plan. When originally approved, the 2020 Plan authorized 1,750,000 shares of common stock for issuance. The May 2024 shareholder approval of the Amended and Restated 2020 Plan increased the share reserve by an additional 1,100,000 shares, resulting in a total of 2,850,000 shares authorized for issuance under the 2020 Plan. As of December 31, 2025, there were 1,563,640 shares available for issuance under the 2020 Plan.
Total compensation expense related to all share-based compensation plans was $10.4 million ($0.2 million net of tax benefit), $11.9 million ($3.1 million net of tax benefit) and $11.6 million ($0.1 million net of tax benefit), respectively, during the years ended 2025, 2024 and 2023.
Stock Option Awards
We determined the fair value of our stock option awards using the Black-Scholes valuation model that uses the assumptions noted in the table below. The expected term selected for stock options granted during the year represents the period of time that the stock options are expected to be outstanding based on historical data of stock option holder exercise and termination behavior of similar grants. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatility is based upon historical volatility of our stock over a period equal to the expected life of each stock option grant. Dividend yield is estimated over the expected life based on our dividend policy and historical dividends paid. To determine the amount of compensation cost to be recognized in each period, we account for forfeitures as they occur. We did not grant any stock options during 2025 or 2024.
The following table illustrates the valuation assumptions used for the 2023 stock option grants:

2023
Expected volatility	35%
Weighted-average expected volatility	35%
Expected dividend yield	1.6%
Weighted-average expected dividend yield	1.6%
Expected term, in years	5
Risk-free interest rate	4.2%
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The following table summarizes stock option activity during the year ended December 31, 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	302,404	$72.18
Exercised	(10,471)	55.28
Outstanding as of December 31, 2025	291,933	$72.78	4.5	$1.0
Options exercisable as of December 31, 2025	273,531	$72.78	4.3	$1.0
Options expected to vest as of December 31, 2025	18,402	$72.88	7.2	$—
There were no options granted during the year ended December 31, 2025 or 2024. The weighted-average grant date fair value of stock options granted during the year ended 2023 was $24.21.
The total intrinsic value of stock options that were exercised during the years ended December 31, 2025, 2024 and 2023 was $0.3 million, $14.5 million and $5.9 million, respectively. As of December 31, 2025, there was unrecognized compensation cost related to nonvested stock options of $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
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
The following table summarizes restricted share award activity during the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2025	86,205	$80.18
Granted	41,066	89.16
Vested	(16,097)	78.78
Forfeited	(4,611)	98.20
Outstanding as of December 31, 2025	106,563	$83.07
The weighted-average grant date fair value of restricted share awards granted during the years ended December 31, 2025, 2024 and 2023 was $89.16, $110.16 and $72.88, respectively.
The total fair value of restricted shares vested during the years ended December 31, 2025, 2024 and 2023 was $1.3 million, $1.6 million and $0.4 million, respectively. As of December 31, 2025, there was $3.7 million of total unrecognized compensation cost related to restricted share awards, which is expected to be recognized over a weighted-average period of 1.8 years.

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
The following table summarizes performance share awards activity during the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2025	149,617	$85.94
Granted	75,256	87.11
Vested	(57,653)	78.29
Forfeited	(11,337)	93.32
Outstanding as of December 31, 2025	155,883	$88.87
The weighted-average grant date fair value of performance share awards granted during the years ended December 31, 2025, 2024 and 2023 was $87.11, $108.97 and $73.12, respectively.
As of December 31, 2025, there was $4.0 million of total unrecognized compensation costs related to performance share awards, which is expected to be recognized over a weighted-average period of 1.7 years.
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
The following table summarizes restricted stock units activity during the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2025	132,143	$85.08
Granted	43,007	80.81
Vested	(37,629)	81.19
Forfeited	(11,399)	91.14
Outstanding as of December 31, 2025	126,122	$84.24
The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2025, 2024 and 2023 was $80.81, $106.54 and $77.59, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was $3.1 million, $2.2 million and $3.0 million, respectively. As of December 31, 2025, there was $3.1 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.5 years.
Share-Based Liabilities
As of December 31, 2025 and 2024, we had $0.6 million and $0.4 million in total share-based liabilities recorded on our consolidated balance sheets, respectively.
20.    Income Attributable to Tennant Company Per Share
The computations of basic and diluted earnings attributable to Tennant Company per share for the years ended December 31 were as follows:

	2025	2024	2023
Numerator:
Net income	$43.8	$83.7	$109.5
Denominator:
Basic - weighted average shares outstanding	18,366,216	18,786,871	18,509,523
Effect of dilutive securities	213,491	309,267	274,110
Diluted - weighted average shares outstanding	18,579,707	19,096,138	18,783,633
Basic earnings per share	$2.38	$4.46	$5.92
Diluted earnings per share	$2.36	$4.38	$5.83
Excluded from the dilutive securities shown above were options to purchase and shares to be paid out under share-based compensation plans of 150,421, 97,463 and 249,690 shares of common stock during 2025, 2024 and 2023, respectively. These exclusions were made if the exercise prices of these options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase under the treasury stock method exceeds the weighted shares outstanding in the options, or if we have a net loss, as these effects are anti-dilutive.

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
The measure of segment assets is reported on the balance sheet as total consolidated assets. The following table presents net sales by geographic area for the three years ended December 31:

	2025	2024	2023
Net Sales:
United States	$670.9	$766.9	$726.8
Other Americas	121.1	121.6	113.5
Americas	792.0	888.5	840.3
Europe, Middle East, Africa	334.6	318.5	314.4
Asia Pacific	76.9	79.7	88.9
Total	$1,203.5	$1,286.7	$1,243.6
Accounting policies of the operations in various operating segments are the same as those described in Note 2. Net sales are attributed to each operating segment based on the end user country and are net of intercompany sales. Apart from the United States shown in the table above, there were no individual foreign locations which had net sales which represented more than 10% of our consolidated net sales. No single customer represents more than 10% of our consolidated net sales.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except shares and per share data)
The following table presents long-lived assets by geographic area as of December 31:

	2025	2024	2023
Long-lived assets:
United States	$172.9	$166.6	$104.2
Other Americas	40.3	29.0	31.9
Americas	213.2	195.6	136.1
Italy	238.9	193.7	218.0
Other Europe, Middle East, Africa	82.8	93.6	75.6
Europe, Middle East, Africa	321.7	287.3	293.6
Asia Pacific	31.3	29.6	30.4
Total	$566.2	$512.5	$460.1
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

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A – Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
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
Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that our internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 and has issued a report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During 2023, we began a multi-year implementation of our new global ERP system, designed to modernize our operating and transactional financial systems.
In 2025, we completed the initial go-live phase of the ERP system in the Americas and APAC regions. As part of this deployment, we modified certain existing internal controls over financial reporting and implemented new controls and procedures to reflect changes in our financial reporting processes and systems.
Except for the changes described above, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B – Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance
Information required under this item with respect to directors is contained in the sections entitled “Board of Directors” and "Delinquent Section 16(a) Reports" as part of our 2026 Proxy Statement and is incorporated herein by reference. See also Item 1, Information About Our Executive Officers in Part I hereof.
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
ITEM 11 – Executive Compensation
Information required under this item is contained in the sections entitled “Director Compensation," “Executive Compensation Information,” (other than "Pay Versus Performance," which is not incorporated) as part of our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required under this item is contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" as part of our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13 – Certain Relationships and Related Transactions, and Director Independence
Information required under this item is contained in the sections entitled “Director Independence” and “Related-Person Transaction Approval Policy” as part of our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14 – Principal Accountant Fees and Services
Information required under this item is contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firm” as part of our 2026 Proxy Statement and is incorporated herein by reference.

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
2.Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

(In millions)	2025	2024	2023
Allowance for doubtful accounts:
Balance at beginning of year	$7.1	$7.2	$6.1
Charged to costs and expenses	7.3	2.6	4.4
Charged to other accounts(a)	0.6	—	—
Deductions(b)	(4.6)	(2.7)	(3.3)
Balance at end of year	$10.4	$7.1	$7.2
Sales returns reserve:
Balance at beginning of year	$2.2	$1.9	$1.4
Charged to costs and expenses	0.3	1.1	2.0
Deductions(b)	(0.9)	(0.8)	(1.5)
Balance at end of year	$1.6	$2.2	$1.9
Allowance for excess and obsolete inventories:
Balance at beginning of year	$15.2	$17.2	$14.2
Charged to costs and expenses	6.8	2.8	8.9
Charged to other accounts(a)	1.1	0.1	0.1
Deductions(c)	(3.3)	(4.9)	(6.0)
Balance at end of year	$19.8	$15.2	$17.2
Valuation allowance for deferred tax assets:
Balance at beginning of year	$3.3	$3.2	$3.3
Charged to costs and expenses	0.5	(0.3)	(0.3)
Charged to other accounts(a)	0.1	0.4	0.2
Balance at end of year	$3.9	$3.3	$3.2
Warranty reserve:
Balance at beginning of year	$10.5	$11.2	$10.9
Charged to costs and expenses	5.5	9.5	12.2
Charged to other accounts(a)	0.2	(0.1)	(0.1)
Deductions(d)	(6.5)	(10.1)	(11.8)
Balance at end of year	$9.7	$10.5	$11.2
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
3.    Exhibits

Item #	Description	Method of Filing
3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s Form 10-Q for the quarter ended June 30, 2006.
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 13, 2023.
3.3	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's Form 10-Q for the quarter ended March 31, 2018.
4.1	Description of Securities	Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 2022.
10.1	Tennant Company Executive Nonqualified Deferred Compensation Plan, as restated effective January 1, 2009, as amended*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.2	Form of Amended and Restated Management Agreement and Executive Employment Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.3	Schedule of parties to Management and Executive Employment Agreement	Filed herewith electronically.
10.4	Tennant Company Non-Employee Director Stock Option Plan (as amended and restated effective May 6, 2004)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.5	Tennant Company Amended and Restated 1999 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 15, 2006.
10.6	Tennant Company 2007 Stock Incentive Plan*	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed on March 15, 2007.
10.7	Amended and Restated 2010 Stock Incentive Plan, as Amended*	Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders filed on March 11, 2013.
10.8	2017 Stock Incentive Plan*	Incorporated by reference to Appendix A on the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders filed March 15, 2017.
10.9	Form of Tennant Company 2017 Stock Incentive Plan Non-Statutory Stock Option Agreement*	Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.10	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.11	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.12	Form of Tennant Company 2017 Stock Incentive Plan Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 2017.
10.13	Form of Tennant Company 2017 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2018.
10.14	Tennant Company Executive Officer Cash Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 20, 2018.

10.15	Tennant Company Executive Officer Severance Plan and Summary Plan Description*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 10, 2018.
10.16	Tennant Company 2020 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.17	Form of Tennant Company 2020 Stock Incentive Plan Non-Statutory Stock Option Agreement*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.18	Form of Tennant Company 2020 Stock Incentive Plan Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.19	Form of Tennant Company 2020 Stock Incentive Plan Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.20	Form of Tennant Company 2020 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.21	Form of Tennant Company 2020 Stock Incentive Plan Performance Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.22	Form of Tennant Company 2020 Stock Incentive Plan Special Performance Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2020.
10.23	Amendment to Employment Agreement with David Huml*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2021.
10.24	Non-Statutory Stock Option Agreement (Inducement Grant), between Fay West and Tennant Company, dated May 7, 2021*	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 10, 2021.
10.25	Second Amended and Restated Credit Agreement, dated August 7, 2024	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2024.
10.26	Offer Letter with Fay West commencing April 15, 2021*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2021.
10.27	Cooperation Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 13, 2026.
19	Insider Trading Policy	Incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on February 18, 2025
21	Subsidiaries of the Registrant	Filed herewith electronically.
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith electronically.
24	Powers of Attorney	Included on signature page.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith electronically.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically.
97	Compensation Recoupment Policy	Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on February 22, 2024.

101	The following financial information from Tennant Company’s annual report on Form 10-K for the period ended December 31, 2025, filed with the SEC on February 24, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023, (iii) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, (v) the Consolidated Statements of Equity for the years ended December 31, 2025, 2024, and 2023, and (vi) Notes to the Consolidated Financial Statements.	Filed herewith electronically.
104	Inline Extensible Business Reporting language (iXBRL) for the cover page of this Annual Report on Form 10-K, included in Exhibit 101	Filed herewith electronically.
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

ITEM 16 – Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNANT COMPANY
By	/s/ David W. Huml
David W. Huml
President, CEO and
Board of Directors
Date	February 24, 2026
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

By	/s/ David W. Huml	By	/s/ Andrew P. Hider
	David W. Huml		Andrew P. Hider
	President, CEO and Board of Directors		Board of Directors
Date	February 24, 2026	Date	February 24, 2026

By	/s/ Fay West	By	/s/ Timothy R. Morse
	Fay West		Timothy R. Morse
	Chief Financial Officer and Principal Accounting Officer		Board of Directors
Date	February 24, 2026	Date	February 24, 2026
A majority of the Board of Directors:

By	/s/ Azita Arvani	By	/s/ Donal L. Mulligan
	Azita Arvani		Donal L. Mulligan
	Board of Directors		Board of Directors
Date	February 24, 2026	Date	February 24, 2026

By	/s/ Carol S. Eicher	By	/s/ Mark W. Sheahan
	Carol S. Eicher		Mark W. Sheahan
	Board of Directors		Board of Directors
Date	February 24, 2026	Date	February 24, 2026

By	/s/ Maria C. Green	By	/s/ David Windley
	Maria C. Green		David Windley
	Board of Directors		Board of Directors
Date	February 24, 2026	Date	February 24, 2026

HIDDEN IXBRL