Form 10-Q
period 2026-03-31
TENNANT CO
filed 2026-05-05
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of May 1, 2026, there were 17,038,903 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
TENNANT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share data)	Three Months Ended March 31,
	2026	2025
Net sales	$297.9	$290.0
Cost of sales	184.3	170.0
Gross profit	113.6	120.0
Selling and administrative expense	98.1	90.7
Research and development expense	10.6	9.7
Operating income	4.9	19.6
Interest expense, net	(3.4)	(2.3)
Net foreign currency transaction loss	(0.4)	(0.2)
Other (expense) income, net	(0.2)	0.1
Income before income taxes	0.9	17.2
Income tax expense	0.7	4.1
Net income	$0.2	$13.1

Net income per share
Basic	$0.01	$0.70
Diluted	$0.01	$0.69

Weighted average shares outstanding
Basic	17,558,556	18,702,438
Diluted	17,804,603	18,960,007
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In millions)	Three Months Ended March 31,
	2026	2025
Net income	$0.2	$13.1
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of related tax (expense) benefit of $(0.3) and $0.2, respectively)	(4.8)	15.5
Pension and postretirement medical benefits (net of related tax expense of $0 and $0, respectively)	—	(0.1)
Derivative financial instruments (net of related tax (expense) benefit of $(0.2) and $0.0, respectively)	0.7	(0.1)
Total other comprehensive (loss) income, net of tax	(4.1)	15.3

Total comprehensive (loss) income including noncontrolling interest	(3.9)	28.4
Foreign currency translation adjustments attributable to noncontrolling interest	—	0.4
Comprehensive (loss) income attributable to Tennant Company	$(3.9)	$28.0
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except shares and per share data)	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$82.6	$106.4
Receivables, less allowances of $10.5 and $10.4, respectively	280.6	256.8
Inventories	204.6	198.5
Prepaid and other current assets	43.3	38.0
Total current assets	611.1	599.7
Property, plant and equipment, less accumulated depreciation of $297.1 and $289.0, respectively	185.4	189.8
Operating lease assets	55.6	56.9
Goodwill	209.9	208.6
Intangible assets, net	52.5	52.6
Other assets	162.1	161.3
Total assets	$1,276.6	$1,268.9
LIABILITIES AND EQUITY
Current portion of long-term debt	$0.4	$0.4
Accounts payable	123.1	127.5
Employee compensation and benefits	39.6	40.9
Other current liabilities	125.5	124.3
Total current liabilities	288.6	293.1
Long-term debt	358.3	273.2
Long-term operating lease liabilities	33.8	35.5
Employee benefits	15.4	15.7
Deferred income taxes	4.2	3.3
Other liabilities	43.3	44.7
Total long-term liabilities	455.0	372.4
Total liabilities	$743.6	$665.5
Commitments and contingencies (Note 13)
Common Stock, $0.375 par value; 60,000,000 shares authorized; 17,037,788 and 17,846,681 shares issued and outstanding, respectively	6.4	6.7
Additional paid-in capital	—	—
Retained earnings	562.1	628.1
Accumulated other comprehensive loss	(37.3)	(33.2)
Total Tennant Company shareholders' equity	531.2	601.6
Noncontrolling interest	1.8	1.8
Total equity	533.0	603.4
Total liabilities and total equity	$1,276.6	$1,268.9
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$0.2	$13.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	11.4	10.6
Amortization expense	3.5	3.4
Deferred income tax benefit	3.3	0.5
Share-based compensation expense	1.5	3.2
Bad debt and returns expense	0.5	0.7
Other, net	0.1	0.2
Changes in operating assets and liabilities:
Receivables	(25.2)	10.9
Inventories	(11.7)	(8.2)
Accounts payable	(2.5)	(8.7)
Employee compensation and benefits	(2.1)	(14.5)
Other assets and liabilities	(10.2)	(11.6)
Net cash used in operating activities	(31.2)	(0.4)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3.2)	(7.0)
Payments made in connection with business acquisition, net of cash acquired	(7.2)	—
Investment in leased assets	(0.1)	(0.1)
Cash received from leased assets	0.2	0.2
Net cash used in investing activities	(10.3)	(6.9)
FINANCING ACTIVITIES
Proceeds from borrowings	105.0	15.0
Repayments of borrowings	(20.0)	(0.8)
Repurchases from exercise of stock options, net of employee tax withholdings obligations of $2.9 and $2.6, respectively	(2.3)	(2.1)
Repurchases of common stock	(60.0)	(20.2)
Dividends paid	(5.5)	(5.6)
Net cash provided by (used in) financing activities	17.2	(13.7)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.7
Net decrease in cash and cash equivalents	(23.8)	(20.3)
Cash and cash equivalents at beginning of period	106.4	99.8
Cash and cash equivalents at end of period	$82.6	$79.5

SUPPLEMENTAL CASH FLOW INFORMATION	Three Months Ended March 31,
(In millions)	2026	2025
Cash (received) paid for income taxes	$(1.9)	$3.5
Cash paid for interest	4.1	2.9
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6.7	5.8
Financing cash flows from financing leases	0.1	—
Lease assets obtained in exchange for new operating lease liabilities	4.2	4.0
Lease assets obtained in exchange for new financing lease liabilities	0.2	0.1
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	1.5	1.6
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2025	17,846,681	$6.7	$—	$628.1	$(33.2)	$601.6	$1.8	$603.4
Net income	—	—	—	0.2	—	0.2	—	0.2
Other comprehensive loss	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 46,646 shares	140,877	—	(2.3)	—	—	(2.3)	—	(2.3)
Share-based compensation	—	—	1.5	—	—	1.5	—	1.5
Repurchases of common stock, including excise tax	(949,770)	(0.3)	0.8	(60.5)	—	(60.0)	—	(60.0)
Dividends paid $0.310 per common share	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Other	—	—		(0.2)	—	(0.2)	—	(0.2)
Balance, March 31, 2026	17,037,788	$6.4	$—	$562.1	$(37.3)	$531.2	$1.8	$533.0

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	18,849,456	$7.1	$76.7	$609.7	$(72.7)	$620.8	$1.3	$622.1
Net income	—	—	—	13.1	—	13.1	—	13.1
Other comprehensive income	—	—	—	—	15.3	15.3	—	15.3
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 29,497 shares	89,695	(0.1)	(2.1)	—	—	(2.2)	—	(2.2)
Share-based compensation	—	—	3.2	—	—	3.2	—	3.2
Repurchases of common stock, including excise tax	(235,866)	—	(20.2)	—	—	(20.2)	—	(20.2)
Dividends paid $0.295 per common share	—	—	—	(5.6)	—	(5.6)	—	(5.6)
Other	—	—	—	—	—	—	0.4	0.4
Balance, March 31, 2025	18,703,285	$7.0	$57.6	$617.2	$(57.4)	$624.4	$1.7	$626.1
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
These statements should be read in conjunction with the consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2025. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
There are no newly adopted accounting pronouncements during the three months ended March 31, 2026 that impacted the Company.
3.    Revenue
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:
Net sales by geographic area

	Three Months Ended March 31,
	2026	2025
Americas	$194.0	$197.3
Europe, Middle East and Africa	86.9	76.0
Asia Pacific	17.0	16.7
Total	$297.9	$290.0
Net sales are attributed to each geographic area based on the end-user country and are net of intercompany sales.

Net sales by groups of similar products and services

	Three Months Ended March 31,
	2026	2025
Equipment	$178.1	$172.8
Parts and consumables	64.6	67.3
Service and other	55.2	49.9
Total	$297.9	$290.0
Net sales by sales channel

	Three Months Ended March 31,
	2026	2025
Sales direct to consumer	$210.2	$205.1
Sales to distributors	87.7	84.9
Total	$297.9	$290.0
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
The change in our sales incentive accrual balance was as follows:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$14.8	$16.1
Additions to sales incentive accrual	5.8	5.7
Contract payments	(9.9)	(7.9)
Foreign currency fluctuations	(0.1)	(0.3)
Ending balance	$10.6	$13.6
Deferred Revenue
Deferred revenue represents consideration received or billed in advance of satisfying performance obligations that are recognized over time.
Our deferred revenue balance primarily consists of (i) amounts related to autonomous robotic machine ("AMR") arrangements that are recognized over time and (ii) prepaid service and maintenance contracts for our machines. Service and maintenance contracts generally provide routine maintenance, parts coverage, and support services and are recognized ratably over the contractual service period, which typically ranges from 12 months to 60 months.
Prior to March 1, 2026, certain AMR customer arrangements required an active autonomy subscription for customers to benefit from autonomous functionality. Amounts allocated to these subscription-based arrangements were recognized over the contractual subscription period and included in deferred revenue. Effective March 1, 2026, the Company amended its AMR arrangements such that customers receive full rights to the embedded autonomy software upon delivery of the machine along with ongoing connectivity services. Revenue associated with the embedded autonomy software is recognized at the time of sale. Revenue related to connectivity services (which include cloud connectivity, software updates, diagnostic, monitoring and support services) is recognized on a straight line basis over the period the services are made available.
In arrangements that include multiple performance obligations, the transaction price is allocated to each performance obligation based on relative standalone selling prices.

The change in the deferred revenue balance was as follows:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$32.4	$20.6
Increase in deferred revenue representing our obligation to satisfy future performance obligations	8.3	5.7
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(6.2)	(3.9)
Foreign currency fluctuations	(0.1)	0.1
Ending balance	$34.4	$22.5
As of March 31, 2026, $16.9 million and $17.5 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2026	$14.6
2027	8.3
2028	5.8
2029	3.9
2030	1.7
Thereafter	0.1
Total	$34.4
As of December 31, 2025, $16.6 million and $15.8 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.

4.    Management Actions
Restructuring Actions
During the three months ended March 31, 2026, we incurred restructuring expenses as part of our ongoing global reorganization efforts. The following pre-tax restructuring charges were included in selling and administrative expense in the consolidated statements of income.

	Three Months Ended March 31,
	2026	2025
Severance-related costs	$0.3	$1.5
Total pre-tax restructuring costs	$0.3	$1.5
Our restructuring actions represent the execution of a multi-year enterprise strategy to drive increased productivity throughout our operations. The charges in 2026 and 2025 impacted all operating segments and were related to a global workforce realignment to support our key strategic initiatives.
A reconciliation of the beginning and ending liability balances for severance-related costs is as follows:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$7.4	$8.6
New charges	1.0	1.7
Cash payments	(2.5)	(3.0)
Foreign currency fluctuations	(0.1)	0.2
Adjustments to accrual	(0.7)	(0.2)
Ending balance	$5.1	$7.3
5.    Acquisitions
Clean Machine
On February 2, 2026, we acquired 100% of Clean Machine Falkenberg AB and Repax AB (collectively, "Clean Machine"), as we continue to expand our footprint in the EMEA region. The total purchase price was $7.7 million. The financial results for Clean Machine have been included in our consolidated financial statements since the acquisition date. The acquisition was not material to our consolidated financial statements.
R4Y
On September 1, 2025, we acquired 100% of Reinigungstechnik 4 You GmbH ("R4Y"), as we continue to expand our footprint in the EMEA region. The total purchase price was $3.6 million. The financial results for R4Y have been included in our consolidated financial statements since the acquisition date. The acquisition was not material to our consolidated financial statements.

6.    Inventories
Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	March 31, 2026	December 31, 2025
Inventories carried at LIFO:
Finished goods(a)	$91.4	$85.0
Raw materials and work-in-process	32.6	35.5
Excess of FIFO over LIFO cost(b)	(59.6)	(54.9)
Total LIFO inventories	$64.4	$65.6

Inventories carried at FIFO:
Finished goods(a)	$69.3	$64.3
Raw materials and work-in-process	70.9	68.6
Total FIFO inventories	$140.2	$132.9
Total inventories	$204.6	$198.5
(a)Finished goods include machines, parts and consumables and component parts that are used in our products.
(b)The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.
7.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2025	$243.9	$(35.3)	$208.6
Additions	3.7	—	3.7
Foreign currency fluctuations	(3.0)	0.6	(2.4)
Balance as of March 31, 2026	$244.6	$(34.7)	$209.9
The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of March 31, 2026
Original cost	$176.3	$30.7	$16.8	$223.8
Accumulated amortization	(128.9)	(26.9)	(15.5)	(171.3)
Carrying value	$47.4	$3.8	$1.3	$52.5
Weighted average original life (in years)	14	10	12

Balance as of December 31, 2025
Original cost	$174.9	$31.1	$16.7	$222.7
Accumulated amortization	(128.1)	(26.6)	(15.4)	(170.1)
Carrying value	$46.8	$4.5	$1.3	$52.6
Weighted average original life (in years)	14	10	12

Amortization expense on intangible assets for the three months ended March 31, 2026 and 2025 was $3.5 million and $3.4 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2026	$9.7
2027	9.2
2028	7.3
2029	6.7
2030	6.1
Thereafter	13.5
Total	$52.5

8.    Debt
On August 7, 2024, we and certain of our foreign subsidiaries entered into an Amended and Restated Credit Agreement (the "2024 Credit Agreement"), which amends and restates the Amended and Restated Credit Agreement, dated April 5, 2021, as amended on November 10, 2022. The 2024 Credit Agreement provides us and certain of our foreign subsidiaries access to a senior secured credit facility until August 7, 2029, consisting of a revolving facility in an amount up to $650.0 million, with an option to expand the revolving facility or obtain incremental term loans by up to $325.0 million, with the consent of the lenders willing to provide additional borrowings in the form of increases to their revolving facility commitment or funding of incremental term loans. Borrowings may be denominated in U.S. dollars or certain other currencies.
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
We were in compliance with the above financial covenants as of March 31, 2026.

Debt Outstanding
Debt outstanding consisted of the following:

	March 31, 2026	December 31, 2025
Credit facility borrowings:
Revolving credit facility borrowings	$357.5	$272.5
Finance lease liabilities	1.2	1.1
Total debt	358.7	273.6
Less: current portion of long-term debt(a)	(0.4)	(0.4)
Long-term debt	$358.3	$273.2
(a)As of March 31, 2026, the Company was required to repay $0.4 million of finance lease liabilities over the next 12 months.
As of March 31, 2026, we had outstanding borrowings of $357.5 million under our revolving credit facility. We had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $289.3 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the three months ended March 31, 2026 were $0.1 million. The overall weighted average cost of debt was approximately 5.0% and net of related cross-currency swap instruments and fixed rate interest rate swap instruments was approximately 4.1%. Further details regarding the cross-currency swap instrument and fixed rate interest rate swap instrument are discussed in Note 10.
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
The changes in warranty reserves were as follows:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$9.7	$10.5
Additions charged to expense	0.9	1.4
Foreign currency fluctuations	—	0.1
Claims paid	(1.1)	(1.8)
Ending balance	$9.5	$10.2
10.    Derivatives
We report all derivative instruments as either assets or liabilities in our consolidated balance sheets at fair value. As a global organization, we are exposed to market risks, including fluctuations in foreign currency exchange rates and interest rates. To manage the volatility associated with these exposures, we enter into derivative instruments from time to time in accordance with our risk management policies.
We designate instruments as hedges on a transaction basis to support hedge accounting when the applicable criteria are met. The changes in fair value on these hedging instruments are intended to offset, in part or in whole, the corresponding changes in the fair value or cash flows of the underlying exposures being hedged.

Gains and losses resulting from changes in fair value are accounted for based on the nature and use of the derivative and whether it is designed and qualifies for hedge accounting.
We assess hedge effectiveness at the inception of the hedging relationship and on an ongoing basis, both prospectively and retrospectively, in accordance with our policy. Any ineffective portion of a hedging instrument is recorded in the same line item of the consolidated statements of income as the item being hedged.
Our hedging policy also establishes maximum limits for each counterparty to reduce concentration of credit risk. We do not purchase, hold, or sell derivative financial instruments for trading purposes.
Cash Flow Hedges
The Company manages exposure to variability in cash flows related to its floating rate debt through the use of interest rate swaps. As of March 31, 2026, the Company had interest rate swaps with an aggregate notional amount of $120.0 million that effectively convert a portion of its variable rate debt to a fixed interest rate of 3.443%.
The interest rate swaps are designated as cash flow hedges under ASC 815. Changes in the fair value of the swaps, net of tax, are recorded in accumulated other comprehensive loss and are reclassified to interest expense, net, in the periods in which the hedged interest payments affect earnings. The swaps are scheduled to mature on October 1, 2029.
Fair Value Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan to a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges.
As of March 31, 2026 and December 31, 2025, these cross-currency swaps included €75.0 million of total notional value. As of March 31, 2026, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €2.4 million. These swaps are scheduled to mature in April 2027.
Net Investment Hedges
On April 5, 2022, we entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and its European subsidiaries. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiaries against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges.
As of March 31, 2026 and December 31, 2025, the cross-currency swaps included €75.0 million of total notional value. These swaps are scheduled to mature in April 2027.
Foreign Currency Forward Contracts Not Designated as Hedges
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
At March 31, 2026 and December 31, 2025, the notional amounts of foreign currency forward contracts outstanding not designated as hedging instruments were $85.5 million and $92.9 million, respectively.
Balance Sheet Classification

Derivatives are classified as either current or non-current assets or liabilities based on their anticipated settlement dates.
The following table summarizes the location and respective fair values of the Company's derivative financial instruments on a gross basis:

	March 31, 2026
	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.2	$—	$0.1	$—
Derivatives designated as fair value hedges:
Cross-currency swaps	1.2	—	—	7.4
Derivatives designated as net investment hedges:
Cross-currency swaps	1.2	—	—	7.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	0.5	0.1	—	—

	December 31, 2025
	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities
Derivatives designated as cash flow hedges:
Interest rate swaps	$—	$—	$—	$0.4
Derivatives designated as fair value hedges:
Cross-currency swaps	1.2	—	—	8.9
Derivatives designated as net investment hedges:
Cross-currency swaps	1.2	—	—	8.9
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	0.3	0.1	—	—
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three months ended March 31, 2026 were as follows:

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss, net of tax		Gain (Loss) Reclassified into Income
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025	Location of Gain (Loss) in Income Statement
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.6	$(0.4)	$—	$0.1	Interest Expense, Net
Derivatives designated as fair value hedges:
Cross-currency swaps	0.3	0.7	0.2	0.3	Interest Expense, Net
Derivatives designated as net investment hedges:
Cross-currency swaps	1.4	(1.9)	0.2	0.2	Interest Expense, Net
The amount of gains and losses on derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three months ended March 31, 2026 were as follows:

	Gain (Loss) Reclassified into Income
	Three Months Ended March 31,
	2026	2025	Location of Gain (Loss) in Income Statement
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$1.4	$(2.5)	Net foreign currency transaction loss
During the next twelve-month period, net (losses) gains expected to be reclassified into earnings are shown below:

Interest rate swaps	$(0.1)
Cross-currency swaps	1.2
Total	$1.1
Such losses will be reclassified at the time that the underlying hedged transactions are realized.

11.    Fair Value Measurements
Financial Instruments
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value due to their short-term nature.
On February 21, 2024, the Company acquired certain investment securities in Brain Corp, a privately held autonomous technology company located in San Diego, California. The investment securities include $12.1 million of redeemable convertible preferred stock, $12.2 million of non-redeemable convertible preferred stock, and $7.8 million of warrants. The redeemable convertible preferred stock is accounted for as an available-for-sale debt security. The non-redeemable convertible preferred stock and warrants are accounted for as equity securities. All securities were recorded at their allocated fair value at the acquisition date.
In December 2025, the Company obtained the ability to exercise significant influence over Brain Corp and, as a result, adopted the equity method of accounting for its equity securities investment (see Note 12 – Equity Method Investments).
The available-for-sale debt security is carried at fair value with changes in fair value recognized in accumulated other comprehensive loss. The Company estimates fair value using Level 3 inputs.
As of March 31, 2026 and December 31, 2025, the cost and market values of our debt and equity securities were as follows:

	Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Balance as of March 31, 2026
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at March 31, 2026 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Debt securities	11.8	—	—	11.8
Foreign currency forward contracts	0.5	—	0.5	—
Cross-currency swaps	2.4	—	2.4	—
Interest rate swaps	0.3	—	0.3	—
Total assets	15.0	—	3.2	11.8
Liabilities:
Foreign currency forward contracts	0.1	—	0.1	—
Cross-currency swaps	14.8	—	14.8	—
Total liabilities	$14.9	$—	$14.9	$—
Our population of assets and liabilities subject to fair value measurements at December 31, 2025 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Debt securities	11.8	—	—	11.8
Foreign currency forward contracts	0.3	—	0.3	—
Cross-currency swaps	2.4	—	2.4	—
Total assets	14.5	—	2.7	11.8
Liabilities:
Foreign currency forward contracts	0.1	—	0.1	—
Cross-currency swaps	17.8	—	17.8	—
Interest rate swaps	0.4	—	0.4	—
Total liabilities	$18.3	$—	$18.3	$—
Our foreign currency forward contracts, cross-currency swaps and interest rate swaps are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our derivative instruments are discussed in Note 10.
There were no transfers into or out of Level 3 investments in the periods ended March 31, 2026 and December 31, 2025.
The fair value and carrying value of total debt, including current portion, was $370.6 million and $358.7 million, respectively, as of March 31, 2026. The fair value and carrying value of total debt, including current portion, was $281.4 million and $273.6 million, respectively, as of December 31, 2025. The fair value was estimated using

Level 3 inputs based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.
12. Equity Method Investments
On February 21, 2024, the Company acquired certain investment securities of Brain Corp, as further described in Note 11 - Fair Value Measurements. The investment consists of $12.2 million of non-redeemable convertible preferred stock and $7.8 million of warrants to purchase common shares.
Prior to the vesting of all warrants on December 9, 2025, the Company accounted for the investment as an equity security under the measurement alternative. Upon vesting of the warrants, the Company's voting interest in Brain Corp increased to approximately 18% and its overall ownership interest increased to approximately 12%. Based on the voting interest, together with the board representation obtained in connection with the investment, the Company concluded that it has the ability to exercise significant influence over Brain Corp's operating and financial policies, but does not have controlling financial interest. Accordingly, beginning on December 9, 2025, the Company accounts for its investment in Brain Corp under the equity method of accounting.
Due to the timing and availability of Brain Corp's financial information, the Company recognizes its share of Brain Corp's earnings or losses on a three-month lag, based on the investee's most recently available financial statements. The Company did not recognize material equity method earnings/(losses) for the three months ended March 31, 2026.
As of March 31, 2026, the carrying amount of the Company's equity method investment in Brain Corp was $20.0 million and is included in Other Assets in the consolidated balance sheets.
13.    Commitments and Contingencies
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
Oxygenator Water Techs vs. Tennant Company

The Company is a defendant in an intellectual property litigation matter with Oxygenator Water Technologies, Inc. (OWT) in the United States District Court for the District of Minnesota. In November 2024, a jury returned a verdict against the Company, and in September 2025, the Court issued a post‑trial ruling enhancing damages. As of December 31, 2025 the Company has recorded a total accrued liability of approximately $20.5 million related to this matter.

In the first quarter of 2026, the Company recorded an incremental accrued expense and corresponding liability of $0.2 million based on updated estimates of interest costs.

The Company and OWT have appealed certain aspects of the Court’s decisions. To stay execution of the judgment pending appeal, the Company has obtained a supersedeas bond in the amount of $20.3 million. The bond was issued by a third‑party surety, and no cash collateral has been posted.

While the ultimate resolution of this matter is uncertain, management believes it has appropriately accrued for its current estimate of probable loss. The ruling does not restrict the Company’s ability to sell its products and is not expected to impact its long‑term business objectives.
Other Matters
Except as described above, there have been no material changes in the Company’s estimated liabilities for self-insurance, litigation, environmental matters, guarantees, or indemnities, or in the related events and circumstances.

14.    Shareholders' Equity
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Three Months Ended March 31, 2026
	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Unrealized Loss on Debt Securities	Total
Beginning balance	$(33.9)	$1.1	$(0.1)	$(0.3)	$(33.2)
Other comprehensive (loss) income before reclassifications	(4.6)	—	0.9	—	(3.7)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.2)	—	(0.4)
Net current period other comprehensive (loss) income	(4.8)	—	0.7	—	(4.1)
Ending balance	$(38.7)	$1.1	$0.6	$(0.3)	$(37.3)

	Three Months Ended March 31, 2025
	Foreign Currency Translation Adjustments (1)	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Unrealized Gain on Debt Securities	Total
Beginning balance	$(75.2)	$2.8	$(0.5)	$0.2	$(72.7)
Other comprehensive income (loss) before reclassifications	15.7	(0.1)	0.3	—	15.9
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.4)	—	(0.6)
Net current period other comprehensive income (loss)	15.5	(0.1)	(0.1)	—	15.3
Ending balance	$(59.7)	$2.7	$(0.6)	$0.2	$(57.4)
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
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $6.1 million for unrecognized tax benefits as of March 31, 2026, there was approximately $0.9 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2026 was $5.5 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.

16.    Share-Based Compensation
Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026 and 2025, we recognized total share-based compensation expense of $1.5 million and $3.2 million, respectively. The total excess tax recognized for share-based compensation arrangements during the three months ended March 31, 2026 and 2025 was a tax expense of $0.4 million and a tax benefit of $0.2 million, respectively.
17.    Income Attributable to Tennant Company Per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$0.2	$13.1
Denominator:
Basic - weighted average shares outstanding	17,558,556	18,702,438
Effect of dilutive securities	246,047	257,569
Diluted - weighted average shares outstanding	17,804,603	18,960,007
Basic earnings per share	$0.01	$0.70
Diluted earnings per share	$0.01	$0.69
Excluded from the dilutive securities presented above were options to purchase and shares to be paid out under share-based compensation plans totaling 232,444 and 83,269 shares of common stock for the three months ended March 31, 2026 and 2025, respectively. These instruments were excluded when their exercise prices exceeded the average market price of our common stock for the period, when the number of shares we can repurchase under the treasury stock method exceeded the weighted average shares outstanding, or during periods of net loss, as their inclusion would have been anti-dilutive.
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

19.    Subsequent Event
On April 29, 2026, the Board of Directors authorized a new share repurchase program under which the Company may repurchase up to 2,000,000 shares its our common stock through open market or privately negotiated transactions. This authorization is in addition to the approximately 560,000 shares remaining under the Company's existing share repurchase program. As a result, the Company has aggregate capacity to repurchase up to approximately 2,560,000 shares of its common stock.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company's results of operations, as well as liquidity and capital resources for the quarters ended March 31, 2026 and 2025. The MD&A should be read in conjunction with the Company's consolidated financial statements and notes included in Item 1 of this Quarterly Report. Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including financial measures that are not defined under generally accepted accounting principles (GAAP) in the U.S. Net sales excluding foreign currency translation (i.e., organic sales) is not a measure of financial performance under GAAP; however, the Company believes it is useful in understanding its financial results and provides comparable measures for understanding the operating results of the Company between different periods.
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
Macroeconomic Events
As a global company, we are exposed to risks and uncertainties arising from macroeconomic, geopolitical, and regulatory conditions, including inflationary pressures, interest rate volatility, foreign currency fluctuations, changes in global capital markets, and evolving international trade and tariff policies. These factors continue to influence our operating environment and may impact revenue growth, margins, liquidity, and the execution of our strategic initiatives.

During the first quarter of 2026, macroeconomic conditions were affected by escalating geopolitical conflict involving Iran and heightened tensions in the Middle East, which disrupted global energy markets and transportation routes. As a result, global energy, fuel, and logistics costs increased, contributing to renewed inflationary pressures following periods of moderation in fiscal year 2025. These dynamics led to higher costs in certain areas of our cost structure, including freight and select raw materials, and could adversely affect customer demand if sustained.

We continue to implement cost management initiatives to mitigate these impacts and are actively monitoring supply chain, sourcing, and input cost trends, while continuing to evaluate the evolving macroeconomic environment and its potential impact on our business, financial condition, and results of operations.
As described in Part I, Item 1A - Risk Factors in the annual report on Form 10-K for the fiscal year ended December 31, 2025, we may encounter financial difficulties if the United States or other global economies experience an additional or continued long-term economic downturn as our product sales are sensitive to declines in capital spending by our customers. Any sustained adverse impacts to our business, the industries in which we operate, market demand for our products, and/or certain suppliers or customers may also affect our future results of operations, financial position, or cash flows. Changes in foreign currency may also adversely impact our new sales, earnings, and financial condition. We are actively monitoring the global macroeconomic environment, including geopolitical conflict, the potential impact of global supply chain constraints on material inflation, and change in demand for our products.
Tariffs
On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). The availability, timing, and amount of any related refunds remain uncertain and subject to further legal and administrative processes. Following the decision, the U.S. presidential administration announced new temporary tariffs based on different statutory authority for a 150 day period beginning February 24, 2026. These actions have created continued uncertainty regarding tariff levels, duration, and the potential for additional actions or retaliatory measures, and we are monitoring developments to assess potential impacts on our business and results of operations.
Outlook

The Company entered fiscal year 2026 facing continued uncertainty in global economic conditions, elevated energy and logistics costs, and changes in international trade policy, including evolving U.S. tariff programs. Despite this environment, customer demand and order activity early in the year have remained favorable, supported by strength across core end markets and continued momentum in autonomous mobile robotics.

Operationally, fiscal year 2026 represents a transition period as the Company progresses beyond the initial implementation of its North America ERP system. ERP recovery advanced steadily during the first quarter, with operational performance improving meaningfully as the quarter progressed following a planned two‑week shutdown of North American manufacturing facilities in January to complete a physical inventory count.

Management remains focused on restoring execution discipline and improving production flow, while continuing to actively manage inflationary pressures, including labor, freight, and tariffs. The Company continues to invest selectively in growth initiatives, including robotic and autonomous cleaning solutions, while maintaining a disciplined approach to spending, liquidity, and capital allocation.
Results
The following table compares the results of operations for the three months ended March 31, 2026 and 2025, respectively (in millions, except per share data and percentages):

	Three Months Ended March 31,
	2026	%	2025	%
Net sales	$297.9	100.0	$290.0	100.0
Cost of sales	184.3	61.9	170.0	58.6
Gross profit	113.6	38.1	120.0	41.4
Selling and administrative expense	98.1	32.9	90.7	31.3
Research and development expense	10.6	3.6	9.7	3.3
Operating income	4.9	1.6	19.6	6.8
Interest expense, net	(3.4)	(1.1)	(2.3)	(0.8)
Net foreign currency transaction loss	(0.4)	(0.1)	(0.2)	(0.1)
Other (expense) income, net	(0.2)	(0.1)	0.1	—
Income before income taxes	0.9	0.3	17.2	5.9
Income tax expense	0.7	0.2	4.1	1.4
Net income	$0.2	0.1	$13.1	4.5
Net income per share - diluted	$0.01		$0.69
Net Sales
Consolidated net sales for the first quarter of 2026 totaled $297.9 million, a 2.7% increase as compared to consolidated net sales of $290.0 million in the first quarter of 2025. The components of the consolidated net sales change were as follows:

Three Months Ended March 31,
2026 vs. 2025
Price	4.2%
Volume	(6.1)%
Organic decline	(1.9)%
Acquisitions	0.5%
Foreign currency	4.1%
Total	2.7%
The 2.7% increase in consolidated net sales in the first quarter of 2026 as compared to the same period in 2025 was driven by:

•A net favorable impact from foreign currency exchange of approximately 4.1% primarily due to the strengthening of the Euro, Brazilian real, and Mexican peso relative to the U.S. dollar; and
•Acquisition related growth of 0.5% driven by the acquisitions of distributors in EMEA; partly offset by
•Organic sales decline of 1.9% primarily due to volume declines in North America related to ERP impacts earlier in the quarter, partly offset by pricing realization in North America and EMEA.
The following table sets forth the net sales by geographic area for the three months ended March 31, 2026 and 2025 (in millions, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Americas	$194.0	$197.3	(1.7)%
Europe, Middle East and Africa	86.9	76.0	14.3%
Asia Pacific	17.0	16.7	1.8%
Total	$297.9	$290.0	2.7%
Americas
Americas net sales were $194.0 million for the first quarter of 2026, a decrease of 1.7% from the first quarter of 2025 driven by:
•Organic sales decline of 3.0% primarily driven by lower volumes in North America related to ERP impacts earlier in the quarter, partially offset by pricing realization in North America and increased rental and equipment volumes in Latin America; and
•A net favorable impact from foreign currency exchange of approximately 1.3%.
Europe, Middle East and Africa ("EMEA")
EMEA net sales were $86.9 million for the first quarter of 2026, an increase of 14.3% from the first quarter of 2025 driven by:
•A net favorable impact from foreign currency exchange of approximately 11.3%;
•Acquisition related growth of 2.0% driven by acquisitions of distributors; and
•Organic sales growth of 1.0% primarily due to price realization and equipment volume increases in France and Germany.
Asia Pacific ("APAC")
APAC net sales were $17.0 million for the first quarter of 2026, an increase of 1.8% from the first quarter of 2025 driven by:

•A net favorable impact from foreign currency exchange of approximately 3.8%; partly offset by
•Organic sales decline of 2.0%, primarily driven by lower pricing in China equipment sales and softer underlying demand, particularly in China, Australia, and Southeast Asia, partially offset by volume growth in India and Korea.
Gross Profit
Gross profit margin of 38.1% was 330 basis points lower in the first quarter of 2026 compared to the first quarter of 2025. The margin rate decline was driven primarily by incremental labor, freight, and expediting costs associated with ERP recovery efforts earlier in the quarter, as well as a shift in customer mix toward strategic accounts, which carry a different margin profile. Tariff and other inflationary pressures were fully offset by price realization and cost-out initiatives.
Operating Expense
Selling and Administrative Expense
Selling and administrative expense ("S&A expense") was $98.1 million for the first quarter of 2026, an increase of $7.4 million compared to the first quarter of 2025. As a percentage of net sales, S&A expense for the first quarter of 2026 increased 160 basis points to 32.9% from 31.3% in the first quarter of 2025. The increase in S&A expense was primarily driven by unfavorable foreign currency, legal and financial advisory costs, higher compensation and benefits, and software subscription fees.
Research and Development Expense
Research and development expense ("R&D expense") was $10.6 million, or 3.6% of net sales, for the first quarter of 2026, with R&D expense as a percentage of net sales increasing 30 basis points compared to the first quarter of 2025.
We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovative leadership position and drive growth.
Total Other Expense, Net
Interest Expense, Net
Interest expense, net was $3.4 million in the first quarter of 2026 compared to $2.3 million in the first quarter of 2025. The increase was the result of higher weighted average outstanding borrowings, including incremental borrowings to fund share repurchases, partly offset by a lower average interest rate. The following table compares the debt levels, average interest rate, interest income and interest expense for the three months ended March 31, 2026 and 2025, respectively (in millions, except percentages):

	Three Months Ended March 31,
	2026	2025
Weighted Average Outstanding Borrowings	$306.8	$204.0
Average interest rate	5.0%	5.7%
Interest expense	4.4	3.2
Interest income	(1.0)	(0.9)
Interest expense, net	$3.4	$2.3
Our debt portfolio as of March 31, 2026 was comprised of debt predominately in U.S. dollars. The Company manages its floating rate debt exposure using fixed rate interest rate swaps to reduce the Company's risk of the possibility of increased interest costs. The Company has an aggregate $120.0 million notional amount of interest rate swaps that exchange a variable rate of interest for a fixed rate of interest of 3.44% over the term of the agreements.

Net Foreign Currency Transaction Loss
Net foreign currency transaction loss was $0.4 million, a $0.2 million increase compared to the first quarter of 2025. The unfavorable impact was primarily due to volatile currency markets driving larger than normal exchange rate fluctuations on small unhedged exposures.
Income Taxes
The effective tax rate for the first quarter of 2026 was 80.5% compared to 23.8% for the first quarter of 2025. The increase was primarily due to an increase of discrete tax costs associated with share-based compensation as a percentage of pre-tax book income.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the U.S.
Liquidity and Capital Resources
Liquidity
Cash and cash equivalents totaled $82.6 million at March 31, 2026 compared to $106.4 million as of December 31, 2025. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.1 as of March 31, 2026 and 2.0 as of December 31, 2025. Our primary working capital, which is comprised of accounts receivable, inventories and accounts payables, was $362.1 million as of March 31, 2026 and $327.8 million as of December 31, 2025. Our debt-to-capital ratio was 40.2% as of March 31, 2026 compared to 31.2% as of December 31, 2025.
As of March 31, 2026, we had letters of credit and bank guarantees outstanding in the amount of $3.2 million, leaving approximately $289.3 million of unused borrowing capacity on our revolving facility.
Cash Flow from Operating Activities
Net cash used in operating activities during the three months ended March 31, 2026 was $31.2 million compared to net cash used in operating activities of $0.4 million during the three months ended March 31, 2025. The increase was the result of investments in working capital investments, reflecting increases in accounts receivable and inventory, lower accounts payable, and changes in other assets and liabilities, as well as lower operating performance.

Cash Flow from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2026 was $10.3 million compared to net cash used in investing activities of $6.9 million during the three months ended March 31, 2025. The increase was primarily due to the acquisition of Clean Machine in the first quarter of 2026, partly offset by lower capital expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2026 was $17.2 million compared to net cash used in financing activities of $13.7 million during the three months ended March 31, 2025. The increase was driven by increased net proceeds from borrowing, partly offset by higher repurchases of common stock.
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
Cautionary Statement Relevant to Forward-Looking Information
This Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or similar words or the negative thereof. These statements do not relate to strictly historical or current facts and provide current expectations or forecasts of future events. Any such expectations or forecasts of future events are subject to a variety of factors. These include factors that affect all businesses operating in a global market as well as matters specific to us and the markets the Company serves. Particular risks and uncertainties presently facing us include: geopolitical and economic uncertainty throughout the world; our ability to comply with global laws and regulations; changes in foreign currency exchange rates; our ability to adapt to customer pricing sensitivities; the competition in our business; fluctuations in the cost, quality or availability of raw materials and purchased components; our ability to adjust pricing to respond to cost pressures; unforeseen product liability claims or product quality issues; our ability to attract, retain and develop key personnel and create effective succession planning strategies; our ability to effectively develop and manage strategic planning and growth processes and the related operational plans; our ability to successfully upgrade and evolve our information technology systems; our ability to successfully protect our information technology systems from cybersecurity risks; complications with our new ERP system; the occurrence of a significant business interruption; our ability to maintain the health and safety of our workers; our ability to integrate acquisitions; our ability to develop and commercialize new innovative products and services; and risks related to our business transformation and strategic initiatives.
We caution that forward-looking statements must be considered carefully and that actual results may differ in material ways due to risks and uncertainties both known and unknown. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Additional information about factors that could materially affect our results can be found in Part I, Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2025.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since December 31, 2025. For additional information, refer to Item 7A of our annual report on Form 10-K for the year ended December 31, 2025.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 17, Commitments and Contingencies, to the Consolidated Financial Statements in the Company’s Form 10-K for information regarding the Company’s legal proceedings. There have been no material developments in any legal proceedings that require reporting in this Form 10-Q.
Item 1A.    Risk Factors
We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our risk factors since the filing of that report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases are made from time to time in the open market or through privately negotiated transactions. On February 11, 2025, the Board of Directors authorized the repurchase of 2,000,000 shares of our common stock. Under the share repurchase program, 564,293 shares remain authorized.

For the Quarter Ended March 31, 2026	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2026	—	$—	—	1,514,063
February 1-28, 2026	98,594	$62.13	52,000	1,462,063
March 1-31, 2026	897,822	$63.22	897,770	564,293
Total	996,416	$63.11	949,770	564,293
(1)The total number of shares purchased includes 46,646 shares withheld to cover withholding taxes related to the exercise of stock options and the vesting of restricted stock under employee share-based compensation plans.
(2)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposes a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended March 31, 2026, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in other current liabilities on the consolidated balance sheets. All dollar amounts presented exclude such excise taxes.
Item 5.    Other Information
On March 3, 2026, Donal L. Mulligan, a member of the Board of Directors, terminated a Rule 10b5-1 trading arrangement that had been adopted on March 6, 2024 and provided for the sale of up to 3,538 shares of the Company's common stock until April 28, 2026.
During the three months ended March 31, 2026, no other director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Item #	Description	Method of Filing
3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K dated January 19, 2023.
3.3	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
10.1	Cooperation Agreement, dated as of February 12, 2026, by and among Tennant Company, Vision One Fund, LP, and certain of its affiliates listed on the signature pages thereto	Incorporated by reference to Exhibit 10.1 to the Company's 8-K dated February 13, 2026.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101	The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three months ended March 31, 2026 and 2025; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iii) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2025; (v) Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025; and (vi) Notes to the Consolidated Financial Statements	Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	May 5, 2026	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

HIDDEN IXBRL