Form 10-Q
period 2026-06-30
TENNANT CO
filed 2026-08-06
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 31, 2026, there were 17,049,303 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
TENNANT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$324.0	$318.6	$621.9	$608.6
Cost of sales	196.1	184.5	380.4	354.5
Gross profit	127.9	134.1	241.5	254.1
Selling and administrative expense	99.5	93.7	197.6	184.4
Research and development expense	12.5	9.8	23.1	19.5
Operating income	15.9	30.6	20.8	50.2
Interest expense, net	(4.3)	(2.2)	(7.7)	(4.5)
Net foreign currency transaction loss	(0.3)	(0.8)	(0.7)	(1.0)
Other expense, net	(1.0)	(0.3)	(1.2)	(0.2)
Income before income taxes	10.3	27.3	11.2	44.5
Income tax expense	2.7	7.1	3.4	11.2
Net income	$7.6	$20.2	$7.8	$33.3

Net income per share
Basic	$0.44	$1.10	$0.45	$1.79
Diluted	$0.44	$1.08	$0.45	$1.77

Weighted average shares outstanding
Basic	16,898,741	18,508,758	17,226,826	18,605,187
Diluted	17,171,367	18,687,918	17,456,349	18,820,298
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$7.6	$20.2	$7.8	$33.3
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of related tax (expense) benefit of $(0.2), $1.7, $(0.5), and $1.9, respectively)	(2.3)	23.8	(7.1)	39.3
Pension and postretirement medical benefits (net of related tax expense of $0, $0, $0, and $0, respectively)	—	0.1	—	—
Derivative financial instruments (net of related tax (expense) benefit of $(0.3), $0.1, $(0.5), and $0.1, respectively)	0.9	(0.1)	1.6	(0.2)
Total other comprehensive (loss) income, net of tax	(1.4)	23.8	(5.5)	39.1

Total comprehensive income including noncontrolling interest	6.2	44.0	2.3	72.4
Foreign currency translation adjustments attributable to noncontrolling interest	—	0.1	—	0.5
Comprehensive income attributable to Tennant Company	$6.2	$43.9	$2.3	$71.9
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except shares and per share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$76.9	$106.4
Receivables, less allowances of $10.9 and $10.4, respectively	286.3	256.8
Inventories	201.9	198.5
Prepaid and other current assets	48.7	38.0
Total current assets	613.8	599.7
Property, plant and equipment, less accumulated depreciation of $301.7 and $289.0, respectively	187.7	189.8
Operating lease assets	54.4	56.9
Goodwill	208.3	208.6
Intangible assets, net	48.6	52.6
Other assets	158.0	161.3
Total assets	$1,270.8	$1,268.9
LIABILITIES AND EQUITY
Current portion of long-term debt	$0.5	$0.4
Accounts payable	112.9	127.5
Employee compensation and benefits	42.8	40.9
Other current liabilities	144.0	124.3
Total current liabilities	300.2	293.1
Long-term debt	358.4	273.2
Long-term operating lease liabilities	32.4	35.5
Employee benefits	16.0	15.7
Deferred income taxes	3.9	3.3
Other liabilities	24.7	44.7
Total long-term liabilities	435.4	372.4
Total liabilities	$735.6	$665.5
Commitments and contingencies (Note 13)
Common Stock, $0.375 par value; 60,000,000 shares authorized; 17,049,303 and 17,846,681 shares issued and outstanding, respectively	6.4	6.7
Additional paid-in capital	1.3	—
Retained earnings	564.4	628.1
Accumulated other comprehensive loss	(38.7)	(33.2)
Total Tennant Company shareholders' equity	533.4	601.6
Noncontrolling interest	1.8	1.8
Total equity	535.2	603.4
Total liabilities and total equity	$1,270.8	$1,268.9
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$7.8	$33.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	23.1	21.9
Amortization expense	6.8	6.8
Loss from equity method investments	0.5	—
Deferred income tax expense (benefit)	3.9	(0.2)
Share-based compensation expense	3.6	5.8
Bad debt and returns expense	1.2	3.3
Other, net	0.4	0.3
Changes in operating assets and liabilities:
Receivables	(31.1)	(2.4)
Inventories	(18.3)	(8.3)
Accounts payable	(12.7)	(6.2)
Employee compensation and benefits	1.9	(13.9)
Other assets and liabilities	(13.3)	(18.3)
Net cash (used in) provided by operating activities	(26.2)	22.1
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8.5)	(10.8)
Payments made in connection with business acquisition, net of cash acquired	(7.2)	—
Investment in leased assets	(0.2)	(0.2)
Cash received from leased assets	0.5	0.4
Net cash used in investing activities	(15.4)	(10.6)
FINANCING ACTIVITIES
Proceeds from borrowings	115.0	15.0
Repayments of borrowings	(30.0)	(0.8)
Repurchases from exercise of stock options, net of employee tax withholdings obligations of $3.2 and $2.9, respectively	(2.3)	(2.4)
Repurchases of common stock	(60.5)	(33.6)
Dividends paid	(10.8)	(11.0)
Net cash provided by (used in) financing activities	11.4	(32.8)
Effect of exchange rate changes on cash and cash equivalents	0.7	1.6
Net decrease in cash and cash equivalents	(29.5)	(19.7)
Cash and cash equivalents at beginning of period	106.4	99.8
Cash and cash equivalents at end of period	$76.9	$80.1

SUPPLEMENTAL CASH FLOW INFORMATION	Six Months Ended June 30,
(In millions)	2026	2025
Cash paid for income taxes	$2.0	$9.0
Cash paid for interest	9.1	6.0
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	13.5	11.9
Financing cash flows from financing leases	0.2	0.1
Lease assets obtained in exchange for new operating lease liabilities	9.4	7.0
Lease assets obtained in exchange for new financing lease liabilities	0.5	0.1
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	1.8	1.9
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2025	17,846,681	$6.7	$—	$628.1	$(33.2)	$601.6	$1.8	$603.4
Net income	—	—	—	0.2	—	0.2	—	0.2
Other comprehensive loss	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 46,646 shares	140,877	—	(2.3)	—	—	(2.3)	—	(2.3)
Share-based compensation	—	—	1.5	—	—	1.5	—	1.5
Repurchases of common stock, including excise tax	(949,770)	(0.3)	0.8	(60.5)	—	(60.0)	—	(60.0)
Dividends paid $0.310 per common share	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Other	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Balance, March 31, 2026	17,037,788	$6.4	$—	$562.1	$(37.3)	$531.2	$1.8	$533.0
Net income	—	—	—	7.6	—	7.6	—	7.6
Other comprehensive loss	—	—	—	—	(1.4)	(1.4)	—	(1.4)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 3,059 shares	11,515	—	—	—	—	—	—	—
Share-based compensation	—	—	2.1	—	—	2.1	—	2.1
Repurchases of common stock, including excise tax	—	—	—	—	—	—	—	—
Dividends paid $0.310 per common share	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Other	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Balance, June 30, 2026	17,049,303	$6.4	$1.3	$564.4	$(38.7)	$533.4	$1.8	$535.2

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	18,849,456	$7.1	$76.7	$609.7	$(72.7)	$620.8	$1.3	$622.1
Net income	—	—	—	13.1	—	13.1	—	13.1
Other comprehensive income	—	—	—	—	15.3	15.3	—	15.3
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 29,497 shares	89,695	(0.1)	(2.1)	—	—	(2.2)	—	(2.2)
Share-based compensation	—	—	3.2	—	—	3.2	—	3.2
Repurchases of common stock, including excise tax	(235,866)	—	(20.2)	—	—	(20.2)	—	(20.2)
Dividends paid $0.295 per common share	—	—	—	(5.6)	—	(5.6)	—	(5.6)
Other	—	—	—	—	—	—	0.4	0.4
Balance, March 31, 2025	18,703,285	$7.0	$57.6	$617.2	$(57.4)	$624.4	$1.7	$626.1
Net income	—	—	—	20.2	—	20.2	—	20.2
Other comprehensive income	—	—	—	—	23.8	23.8	—	23.8
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 3,925 shares	8,865	—	(0.3)	—	—	(0.3)	—	(0.3)
Share-based compensation	—	—	2.6	—	—	2.6	—	2.6
Repurchases of common stock, including excise tax	(179,824)	—	(13.4)	—	—	(13.4)	—	(13.4)
Dividends paid $0.295 per common share	—	—	—	(5.4)	—	(5.4)	—	(5.4)
Other	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2025	18,532,326	$7.0	$46.5	$632.0	$(33.6)	$651.9	$1.8	$653.7
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
There are no newly adopted accounting pronouncements during the three months ended June 30, 2026 that impacted the Company.
3.    Revenue
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:
Net sales by geographic area

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	$218.7	$213.5	$412.7	$410.8
Europe, Middle East and Africa	86.5	84.7	173.4	160.7
Asia Pacific	18.8	20.4	35.8	37.1
Total	$324.0	$318.6	$621.9	$608.6
Net sales are attributed to each geographic area based on the end-user country and are net of intercompany sales.

Net sales by groups of similar products and services

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equipment	$193.8	$197.0	$371.9	$369.8
Parts and consumables	68.1	69.5	132.7	136.8
Service and other	62.1	52.1	117.3	102.0
Total	$324.0	$318.6	$621.9	$608.6
Net sales by sales channel

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales direct to consumer	$216.5	$216.5	$426.7	$421.6
Sales to distributors	107.5	102.1	195.2	187.0
Total	$324.0	$318.6	$621.9	$608.6
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
The change in our sales incentive accrual balance was as follows:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$14.8	$15.6
Additions to sales incentive accrual	15.3	12.5
Contract payments	(13.5)	(12.1)
Foreign currency fluctuations	(0.2)	0.8
Ending balance	$16.4	$16.8
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

The change in the deferred revenue balance was as follows:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$32.4	$20.6
Increase in deferred revenue representing our obligation to satisfy future performance obligations	10.9	13.5
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(13.6)	(9.3)
Foreign currency fluctuations	(0.1)	0.6
Ending balance	$29.6	$25.4
As of June 30, 2026, $16.0 million and $13.6 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2026	$11.4
2027	7.6
2028	5.3
2029	3.7
2030	1.5
Thereafter	0.1
Total	$29.6
As of December 31, 2025, $16.6 million and $15.8 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.

4.    Management Actions
Restructuring Actions
During the three and six months ended June 30, 2026, we incurred restructuring expenses as part of our ongoing global reorganization efforts. The following pre-tax restructuring charges were included in selling and administrative expense in the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Severance-related costs	$1.3	$(0.3)	$1.8	$1.2
Total pre-tax restructuring costs	$1.3	$(0.3)	$1.8	$1.2
Our restructuring actions represent the execution of a multi-year enterprise strategy to drive increased productivity throughout our operations. The charges in 2026 and 2025 impacted all operating segments and were related to a global workforce realignment to support our key strategic initiatives.
A reconciliation of the beginning and ending net liability balances for severance-related costs is as follows:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$7.4	$8.6
New charges	3.6	3.1
Cash payments	(4.0)	(6.0)
Foreign currency fluctuations	(0.4)	1.0
Adjustments to accrual	(1.8)	(1.9)
Ending balance	$4.8	$4.8
5.    Acquisitions
Clean Machine
On February 2, 2026, we acquired 100% of our distributors, Clean Machine Falkenberg AB and Repax AB (collectively, "Clean Machine"), as we continue to expand our footprint in the EMEA region. The total purchase price was $7.7 million. The financial results for Clean Machine have been included in our consolidated financial statements since the acquisition date. The acquisition was not material to our consolidated financial statements.
R4Y
On September 1, 2025, we acquired 100% of our distributor, Reinigungstechnik 4 You GmbH ("R4Y"), as we continue to expand our footprint in the EMEA region. The total purchase price was $3.6 million. The financial results for R4Y have been included in our consolidated financial statements since the acquisition date. The acquisition was not material to our consolidated financial statements.

6.    Inventories
Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	June 30, 2026	December 31, 2025
Inventories carried at LIFO:
Finished goods(a)	$90.0	$85.0
Raw materials and work-in-process	31.7	35.5
Excess of FIFO over LIFO cost(b)	(57.0)	(54.9)
Total LIFO inventories	$64.7	$65.6

Inventories carried at FIFO:
Finished goods(a)	$62.4	$64.3
Raw materials and work-in-process	74.8	68.6
Total FIFO inventories	$137.2	$132.9
Total inventories	$201.9	$198.5
(a)Finished goods include machines, parts and consumables and component parts that are used in our products.
(b)The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.
7.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2025	$243.9	$(35.3)	$208.6
Additions	3.7	—	3.7
Foreign currency fluctuations	(4.6)	0.6	(4.0)
Balance as of June 30, 2026	$243.0	$(34.7)	$208.3
The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of June 30, 2026
Original cost	$174.9	$30.4	$16.4	$221.7
Accumulated amortization	(130.1)	(27.4)	(15.6)	(173.1)
Carrying value	$44.8	$3.0	$0.8	$48.6
Weighted average original life (in years)	14	10	12

Balance as of December 31, 2025
Original cost	$174.9	$31.1	$16.7	$222.7
Accumulated amortization	(128.1)	(26.6)	(15.4)	(170.1)
Carrying value	$46.8	$4.5	$1.3	$52.6
Weighted average original life (in years)	14	10	12

Amortization expense on intangible assets for the three and six months ended June 30, 2026 was $3.3 million and $6.8 million, respectively. Amortization expense on intangible assets for the three and six months ended June 30, 2025 was $3.4 million and $6.8 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2026	$6.3
2027	9.2
2028	7.1
2029	6.6
2030	6.1
Thereafter	13.3
Total	$48.6

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

We were in compliance with the above financial covenants as of June 30, 2026.
Debt Outstanding
Debt outstanding consisted of the following:

	June 30, 2026	December 31, 2025
Credit facility borrowings:
Revolving credit facility borrowings	$357.5	$272.5
Finance lease liabilities	1.4	1.1
Total debt	358.9	273.6
Less: current portion of long-term debt(a)	(0.5)	(0.4)
Long-term debt	$358.4	$273.2
(a)As of June 30, 2026, the Company was required to repay $0.5 million of finance lease liabilities over the next 12 months.
As of June 30, 2026, we had outstanding borrowings of $357.5 million under our revolving credit facility. We had letters of credit and bank guarantees outstanding in the amount of $3.1 million, leaving approximately $289.4 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the six months ended June 30, 2026 were $0.3 million. The overall weighted average cost of debt was approximately 5.2% and net of related cross-currency swap instruments and fixed rate interest rate swap instruments was approximately 4.2%. Further details regarding the cross-currency swap instrument and fixed rate interest rate swap instrument are discussed in Note 10.
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
The changes in warranty reserves were as follows:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$9.7	$10.5
Additions charged to expense	2.6	3.1
Foreign currency fluctuations	—	0.2
Claims paid	(2.9)	(3.4)
Ending balance	$9.4	$10.4
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
Cash Flow Hedges
The Company manages exposure to variability in cash flows related to its floating rate debt through the use of interest rate swaps. As of June 30, 2026, the Company had interest rate swaps with an aggregate notional amount of $120.0 million that effectively convert a portion of its variable rate debt to a fixed interest rate of 3.443%.
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
As of June 30, 2026 and December 31, 2025, these cross-currency swaps included €75.0 million of total notional value. As of June 30, 2026, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €1.9 million. These swaps are scheduled to mature in April 2027.
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
As of June 30, 2026 and December 31, 2025, the cross-currency swaps included €75.0 million of total notional value. These swaps are scheduled to mature in April 2027.
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
At June 30, 2026 and December 31, 2025, the notional amounts of foreign currency forward contracts outstanding not designated as hedging instruments were $94.6 million and $92.9 million, respectively.

Balance Sheet Classification
Derivatives are classified as either current or non-current assets or liabilities based on their anticipated settlement dates.
The following table summarizes the location and respective fair values of the Company's derivative financial instruments on a gross basis:

	June 30, 2026
	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.5	$—	$1.0	$—
Derivatives designated as fair value hedges:
Cross-currency swaps	0.1	5.6	—	—
Derivatives designated as net investment hedges:
Cross-currency swaps	0.1	5.6	—	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1.3	0.1	—	—

	December 31, 2025
	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities
Derivatives designated as cash flow hedges:
Interest rate swaps	$—	$—	$—	$0.4
Derivatives designated as fair value hedges:
Cross-currency swaps	1.2	—	—	8.9
Derivatives designated as net investment hedges:
Cross-currency swaps	1.2	—	—	8.9
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	0.3	0.1	—	—
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three and six months ended June 30, 2026 were as follows. Gains and losses on hedging instruments are located within interest expense, net on our consolidated income statements.

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss, net of tax		Gain (Loss) Reclassified into Income
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedges:
Interest rate swaps	$1.1	$—	$(0.1)	$—
Derivatives designated as fair value hedges:
Cross-currency swaps	—	(2.6)	0.3	(2.5)
Derivatives designated as net investment hedges:
Cross-currency swaps	0.7	(2.3)	0.3	3.0

	Gain (Loss) Recognized in Accumulated Other Comprehensive Income		Gain (Loss) Reclassified into Income
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedges:
Interest rate swaps	$1.7	$(0.4)	$(0.1)	$0.1
Derivatives designated as fair value hedges:
Cross-currency swaps	0.3	(1.9)	0.5	(2.2)
Derivatives designated as net investment hedges:
Cross-currency swaps	2.1	(4.2)	0.5	3.2
The amount of gains and losses on derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three and six months ended June 30, 2026 were as follows. Gains and losses on foreign currency forward contracts not designated as hedging instruments were reclassified into income as net foreign currency transaction gains or losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$(1.6)	$(5.6)	$(0.2)	$(8.1)
During the next twelve-month period, net (losses) gains expected to be reclassified into earnings are shown below:

Interest rate swaps	$0.5
Cross-currency swaps	1.0
Total	$1.5
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
In December 2025, following achievement of a contractual milestone under the Company’s warrant agreement with Brain Corp, the Company concluded that it had obtained the ability to exercise significant influence over Brain Corp under ASC 323, Investments – Equity Method and Joint Ventures, and adopted the equity method of accounting for its equity securities investment (see Note 12 – Equity Method Investments).
The available-for-sale debt security is carried at fair value with changes in fair value recognized in accumulated other comprehensive loss. The Company estimates fair value using Level 3 inputs.
As of June 30, 2026 and December 31, 2025, the cost and market values of our debt and equity securities were as follows:

	Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Balance as of June 30, 2026
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at June 30, 2026 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Debt securities	11.8	—	—	11.8
Foreign currency forward contracts	1.3	—	1.3	—
Cross-currency swaps	0.2	—	0.2	—
Interest rate swaps	1.5	—	1.5	—
Total assets	14.8	—	3.0	11.8
Liabilities:
Foreign currency forward contracts	0.1	—	0.1	—
Cross-currency swaps	11.2	—	11.2	—
Total liabilities	$11.3	$—	$11.3	$—
Our population of assets and liabilities subject to fair value measurements at December 31, 2025 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Debt securities	11.8	—	—	11.8
Foreign currency forward contracts	0.3	—	0.3	—
Cross-currency swaps	2.4	—	2.4	—
Total assets	14.5	—	2.7	11.8
Liabilities:
Foreign currency forward contracts	0.1	—	0.1	—
Cross-currency swaps	17.8	—	17.8	—
Interest rate swaps	0.4	—	0.4	—
Total liabilities	$18.3	$—	$18.3	$—
Our foreign currency forward contracts, cross-currency swaps and interest rate swaps are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our derivative instruments are discussed in Note 10.
There were no transfers into or out of Level 3 investments in the periods ended June 30, 2026 and December 31, 2025.
The fair value and carrying value of total debt, including current portion, was $386.3 million and $358.9 million, respectively, as of June 30, 2026. The fair value and carrying value of total debt, including current portion, was $281.4 million and $273.6 million, respectively, as of December 31, 2025. The fair value was estimated using

Level 3 inputs based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.
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
Due to the timing and availability of Brain Corp's financial information, the Company recognizes its share of Brain Corp's earnings or losses on a three-month lag, based on the investee's most recently available financial statements. The Company recognized equity method losses of $0.5 million for the three and six months ended June 30, 2026, which is included in other expense, net in our consolidated statements of income.
As of June 30, 2026, the carrying amount of the Company's equity method investment in Brain Corp was $19.5 million and is included in Other Assets in the consolidated balance sheets.
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

In the three and six months ended June 30, 2026, the Company recorded an incremental accrued expense and corresponding liability of $0.2 million and $0.4 million, respectively, based on updated estimates of interest costs.

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

14.    Shareholders' Equity
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Six Months Ended June 30, 2026
	Foreign Currency Translation Adjustments	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Unrealized Loss on Debt Securities	Total
Beginning balance	$(33.9)	$1.1	$(0.1)	$(0.3)	$(33.2)
Other comprehensive (loss) income before reclassifications	(6.6)	—	2.0	—	(4.6)
Amounts reclassified from accumulated other comprehensive loss	(0.5)	—	(0.4)	—	(0.9)
Net current period other comprehensive (loss) income	(7.1)	—	1.6	—	(5.5)
Ending balance	$(41.0)	$1.1	$1.5	$(0.3)	$(38.7)

	Six Months Ended June 30, 2025
	Foreign Currency Translation Adjustments (1)	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Unrealized Gain on Debt Securities	Total
Beginning balance	$(75.2)	$2.8	$(0.5)	$0.2	$(72.7)
Other comprehensive income (loss) before reclassifications	42.5	—	(2.3)	—	40.2
Amounts reclassified from accumulated other comprehensive loss	(3.2)	—	2.1	—	(1.1)
Net current period other comprehensive income (loss)	39.3	—	(0.2)	—	39.1
Ending balance	$(35.9)	$2.8	$(0.7)	$0.2	$(33.6)
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $0.4 million.
15.    Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2019. The number of years which remain open for audit for U.S. state or foreign tax purposes varies by jurisdiction but generally ranges from three to five years. We are currently undergoing income tax examinations in various U.S state and foreign jurisdictions. Although the outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $6.0 million for unrecognized tax benefits as of June 30, 2026, there was approximately $1.0 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2026 was $5.5 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.

16.    Share-Based Compensation
Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2025. During the three months ended June 30, 2026 and 2025, we recognized total share-based compensation expense of $2.1 million and $2.6 million, respectively. During the six months ended June 30, 2026 and 2025, we recognized total share-based compensation expense of $3.6 million and $5.8 million, respectively. The total excess tax recognized for share-based compensation arrangements during the six months ended June 30, 2026 and 2025 was a tax expense of $0.4 million and a tax benefit of $0.2 million, respectively.
17.    Income Attributable to Tennant Company Per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$7.6	$20.2	$7.8	$33.3
Denominator:
Basic - weighted average shares outstanding	16,898,741	18,508,758	17,226,826	18,605,187
Effect of dilutive securities	272,626	179,160	229,523	215,111
Diluted - weighted average shares outstanding	17,171,367	18,687,918	17,456,349	18,820,298
Basic earnings per share	$0.44	$1.10	$0.45	$1.79
Diluted earnings per share	$0.44	$1.08	$0.45	$1.77
Excluded from the dilutive securities presented above were options to purchase and shares to be paid out under share-based compensation plans totaling 21,850 and 278,450 shares of common stock for the three months ended June 30, 2026 and 2025, respectively. Excluded from the dilutive securities presented above were options to purchase and shares to be paid out under share-based compensation plans totaling 253,430 and 157,775 shares of common stock for the six months ended June 30, 2026 and 2025, respectively. These instruments were excluded when their exercise prices exceeded the average market price of our common stock for the period, when the number of shares we can repurchase under the treasury stock method exceeded the weighted average shares outstanding, or during periods of net loss, as their inclusion would have been anti-dilutive.
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

19.    Subsequent event
On July 28, 2026, we amended and extended four existing EUR-USD cross-currency interest rate swap agreements with an aggregate pay notional amount of €150.0 million and aggregate receive notional amount of $159.8 million. The amended swaps became effective on July 28, 2026 and mature in July 2029 and July 2030. The amendments did not change the aggregate notional amounts or the EUR-USD exchange rate of 1.0652.
Due to changes in the economic terms, we discontinued the previous hedge accounting relationships and prospectively redesignated the amended swaps in new hedging relationships under ASC 815. Two swaps were designated as net investment hedges of the Company’s Euro functional currency subsidiaries, and two swaps were designated as fair value hedges of foreign currency risk associated with an intercompany loan to a wholly owned European subsidiary.
The amended swaps will be recorded at fair value each period and accounted for in accordance with the Company’s derivative instruments accounting policies.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company's results of operations, as well as liquidity and capital resources for the quarters ended June 30, 2026 and 2025. The MD&A should be read in conjunction with the Company's consolidated financial statements and notes included in Item 1 of this Quarterly Report. Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including financial measures that are not defined under generally accepted accounting principles (GAAP) in the U.S. Net sales excluding foreign currency translation (i.e., organic sales) is not a measure of financial performance under GAAP; however, the Company believes it is useful in understanding its financial results and provides comparable measures for understanding the operating results of the Company between different periods.
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
Macroeconomic Events
As a global company, we are exposed to risks and uncertainties arising from macroeconomic, geopolitical, and regulatory conditions, including inflationary pressures, interest rate volatility, foreign currency fluctuations, changes in global capital markets, supply chain conditions, and evolving international trade and tariff policies. These factors continue to influence our operating environment and may impact revenue growth, margins, liquidity, and the execution of our strategic initiatives.
During the second quarter of 2026, geopolitical conflict involving Iran and heightened tensions in the Middle East remained volatile but did not materially escalate from levels experienced earlier in the year. These developments continued to create uncertainty in global energy markets, transportation routes, and supply chains, and contributed to freight and material cost pressure during the quarter.

Inflationary pressures remained elevated in many markets, varying by region and cost category. In EMEA, particularly Europe, economic conditions remained mixed, with lower equipment volumes in certain markets, export softness impacted by geopolitical developments in the Middle East, and competitive price concessions contributing to margin pressure. We also continued to experience input cost pressure, including tariff-related material cost pressure in the Americas.
We continue to implement cost management and productivity initiatives to mitigate these impacts and are actively monitoring customer demand, supply chain conditions, sourcing strategies, input costs, foreign currency movements, and the broader macroeconomic environment. While certain macroeconomic pressures, including energy costs and broader inflation indicators, moderated late in the quarter, ongoing geopolitical, regulatory, and trade-related uncertainty may continue to impact our business, financial condition, and results of operations.
Backlog remained elevated, reflecting increased demand and future-ship orders that outpaced material availability and supplier responsiveness. The ongoing stabilization of the North America ERP implementation also affected planning, production flow, and order fulfillment. The timing and pace of backlog reduction remain subject to supplier performance, long lead-time components, changes in customer demand, and continued execution of our optimization efforts.
As described in Part I, Item 1A - Risk Factors in the annual report on Form 10-K for the fiscal year ended December 31, 2025, we may encounter financial difficulties if the United States or other global economies experience an additional or continued long-term economic downturn as our product sales are sensitive to declines in capital spending by our customers. Any sustained adverse impacts to our business, the industries in which we operate, market demand for our products, and/or certain suppliers or customers may also affect our future results of operations, financial position, or cash flows. Changes in foreign currency may also adversely impact our net sales, earnings, and financial condition. We are actively monitoring the global macroeconomic environment, including geopolitical conflict, the potential impact of global supply chain constraints on material inflation, and changes in demand for our products.
Tariffs
On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). Following the decision, the U.S. presidential administration announced new temporary tariffs based on different statutory authority for a 150-day period beginning February 24, 2026. These actions, together with ongoing legal and administrative developments related to the refund process for previously paid IEEPA tariffs, have continued to create uncertainty regarding tariff levels, duration, refund eligibility, and the potential for additional actions or retaliatory measures.
During the second quarter of 2026, we submitted claims seeking refunds of certain previously paid IEEPA tariffs. As of June 30, 2026, these claims had not been approved, and we had not recognized any benefit related to potential tariff refunds in our consolidated financial statements. The availability, timing, and amount of any refunds remain uncertain and subject to further legal, administrative, and governmental processes.
We continue to monitor developments in U.S. and international trade policy, including the status of temporary tariffs, tariff refund procedures, potential replacement measures, and retaliatory actions. We are also continuing to evaluate mitigation strategies, including sourcing, supply chain, pricing, and other commercial actions, to reduce the potential impact of tariffs on our business, financial condition, and results of operations.
Outlook
The Company continues to operate in a dynamic macroeconomic environment characterized by elevated input costs, uncertainty in global trade and tariff policy, foreign currency volatility, and geopolitical developments that may affect energy, freight, and logistics costs. During the second quarter, these pressures remained mixed across regions and cost categories, with continued freight and material cost pressure associated with geopolitical developments in the Middle East. The operating environment remains uncertain and continues to require disciplined execution and active cost management, though the Company may not be able to fully offset all cost increases through pricing actions, productivity initiatives, and other mitigation efforts.
Customer demand and order activity remained generally constructive, primarily driven by activity in the Americas, supported by our broad portfolio of products and solutions, core end-market demand, and continued interest in robotic and autonomous cleaning solutions. However, second quarter results reflected continued margin pressure and lower profitability compared to the prior-year period, driven by inflationary pressures, volume and mix, operational inefficiencies, and pricing and volume deleverage in EMEA.
The North America ERP platform continued to affect operational efficiency during the second quarter, as targeted productivity gains and cost efficiencies have taken longer to realize than expected. The Company incurred incremental support and technology-related costs to address process and system gaps. Management remains focused on optimizing the platform, improving execution and fulfillment, and accelerating realization of the expected productivity and operating leverage benefits.
While fiscal year 2026 remains a transition period, we believe the fundamentals of the business remain sound. The Company continues to invest selectively in strategic growth initiatives, including robotic and autonomous cleaning solutions, while maintaining a disciplined approach to spending, liquidity, working capital, and capital allocation. We believe these actions support the Company’s ability to improve operating performance over time, although the timing and pace of improvement will depend on execution, customer demand, and the broader macroeconomic environment.

Results
The following table compares the results of operations for the three and six months ended June 30, 2026 and 2025, respectively (in millions, except per share data and percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	%	2025	%	2026	%	2025	%
Net sales	$324.0	100.0	$318.6	100.0	$621.9	100.0	$608.6	100.0
Cost of sales	196.1	60.5	184.5	57.9	380.4	61.2	354.5	58.2
Gross profit	127.9	39.5	134.1	42.1	241.5	38.8	254.1	41.8
Selling and administrative expense	99.5	30.7	93.7	29.4	197.6	31.8	184.4	30.3
Research and development expense	12.5	3.9	9.8	3.1	23.1	3.7	19.5	3.2
Operating income	15.9	4.9	30.6	9.6	20.8	3.3	50.2	8.2
Interest expense, net	(4.3)	(1.3)	(2.2)	(0.7)	(7.7)	(1.2)	(4.5)	(0.7)
Net foreign currency transaction loss	(0.3)	(0.1)	(0.8)	(0.3)	(0.7)	(0.1)	(1.0)	(0.2)
Other expense, net	(1.0)	(0.3)	(0.3)	(0.1)	(1.2)	(0.2)	(0.2)	—
Income before income taxes	10.3	3.2	27.3	8.6	11.2	1.8	44.5	7.3
Income tax expense	2.7	0.8	7.1	2.2	3.4	0.5	11.2	1.8
Net income	$7.6	2.3	$20.2	6.3	$7.8	1.3	$33.3	5.5
Net income per share - diluted	$0.44		$1.08		$0.45		$1.77
Net Sales
Consolidated net sales for the second quarter of 2026 totaled $324.0 million, a 1.7% increase as compared to consolidated net sales of $318.6 million in the second quarter of 2025. The components of the consolidated net sales change were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026 vs. 2025
Price	3.0%	3.6%
Volume	(3.5)%	(4.8)%
Organic decline	(0.5)%	(1.2)%
Acquisitions	0.6%	0.6%
Foreign currency	1.6%	2.8%
Total	1.7%	2.2%
The 1.7% increase in consolidated net sales in the second quarter of 2026 as compared to the same period in 2025 was driven by:

•A net favorable impact from foreign currency exchange of approximately 1.6% primarily due to stronger average exchange rates for the Euro, Brazilian real, and Mexican peso relative to the U.S. dollar; and
•Acquisition related growth of 0.6% driven by the acquisitions of distributors in EMEA; partly offset by
•Organic sales decline of 0.5%, as price realization was more than offset by lower volume, reflecting production and fulfillment constraints in North America and softer demand in certain EMEA and APAC markets.

The 2.2% increase in consolidated net sales in the first six months of 2026 as compared to the same period in 2025 was driven by:

•A net favorable impact from foreign currency exchange of approximately 2.8% primarily due to stronger average exchange rates for the Euro, Brazilian real, and Mexican peso relative to the U.S. dollar compared to the prior-year period; and
•Acquisition related growth of 0.6% driven by the acquisitions of distributors in EMEA; partly offset by
•Organic sales decline of 1.2%, as price realization was more than offset by lower volume, reflecting ERP-related and production fulfillment constraints in North America, together with softer demand in certain EMEA and APAC markets.
The following table sets forth the net sales by geographic area for the three and six months ended June 30, 2026 and 2025 (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Americas	$218.7	$213.5	2.4%	$412.7	$410.8	0.5%
Europe, Middle East and Africa	86.5	84.7	2.1%	173.4	160.7	7.9%
Asia Pacific	18.8	20.4	(7.8)%	35.8	37.1	(3.5)%
Total	$324.0	$318.6	1.7%	$621.9	$608.6	2.2%
Americas
Americas net sales were $218.7 million for the second quarter of 2026, an increase of 2.4% from the second quarter of 2025 driven by:
•Organic sales growth of 1.4%, primarily driven by price realization and continued strength in Latin America, partially offset by lower volumes in North America due to production and fulfillment constraints; and
•A net favorable impact from foreign currency exchange of approximately 1.0%.
Americas net sales were $412.7 million for the first six months of 2026, an increase of 0.5% from the first six months of 2025 driven by:
•A net favorable impact from foreign currency exchange of approximately 1.2%; partly offset by
•Organic sales decline of 0.7%, as price realization and growth in Latin America were more than offset by North America ERP-related and fulfillment constraints.
Europe, Middle East and Africa ("EMEA")
EMEA net sales were $86.5 million for the second quarter of 2026, an increase of 2.1% from the second quarter of 2025 driven by:
•A net favorable impact from foreign currency exchange of approximately 2.6%;
•Acquisition related growth of 2.3% driven by acquisitions of distributors; partly offset by
•Organic sales decline of 2.8%, primarily due to lower equipment volumes in certain European markets, including parts of Southern Europe and the Benelux region, as well as softer demand in export markets impacted by geopolitical developments in the Middle East.
EMEA net sales were $173.4 million for the first six months of 2026, an increase of 7.9% from the first six months of 2025 driven by:
•A net favorable impact from foreign currency exchange of approximately 6.7%;
•Acquisition related growth of 2.2% driven by acquisitions of distributors; partly offset by
•Organic sales decline of 1.0%, primarily due to lower equipment volumes in certain markets, including the UK and Export.

Asia Pacific ("APAC")
APAC net sales were $18.8 million for the second quarter of 2026, a decrease of 7.8% from the second quarter of 2025 driven by:
•Organic sales decline of 10.6%, primarily driven by lower equipment volumes across most countries, reflecting softer market demand and distributor overstock in certain markets, partially offset by price realization and volume growth in India; and
•A net favorable impact from foreign currency exchange of approximately 2.8%.
APAC net sales were $35.8 million for the first six months of 2026, a decrease of 3.5% from the first six months of 2025 driven by:
•Organic sales decline of 6.8%, primarily driven by lower equipment volumes and continued softness in China, Australia, and Southeast Asia, partially offset by price realization and growth in certain markets; partly offset by
•A net favorable impact from foreign currency exchange of approximately 3.3%.
Gross Profit
Gross profit margin of 39.5% was 260 basis points lower in the second quarter of 2026 compared to the second quarter of 2025. Gross profit margin of 38.8% was 300 basis points lower in the first six months of 2026 compared to the first six months of 2025. The margin rate decline in both periods was driven primarily by ERP-related recovery costs, supply constraints, and elevated freight and tariff-related material costs in North America. In EMEA, margin was pressured by competitive price concessions, volume deleverage, and unfavorable mix. These impacts were partially offset by price realization and cost management actions.
Operating Expense
Selling and Administrative Expense
Selling and administrative expense ("S&A expense") was $99.5 million for the second quarter of 2026, an increase of $5.8 million compared to the second quarter of 2025. As a percentage of net sales, S&A expense for the second quarter of 2026 increased 130 basis points to 30.7% from 29.4% in the second quarter of 2025. The increase in S&A expense was primarily driven by unfavorable foreign currency, higher people-related costs and technology spend, partially offset by lower bad debt expense and other administrative expenses.
S&A expense was $197.6 million for the first six months of 2026, an increase of $13.2 million compared to the first six months of 2025. As a percentage of net sales, S&A expense for the first six months of 2026 increased 150 basis points to 31.8% from 30.3% in the first six months of 2025. The increase in S&A expense was primarily driven by unfavorable foreign currency, higher people-related costs, technology spend, vehicle-related expense, and travel, partially offset by lower bad debt expense, professional fees, and other administrative expenses.
Research and Development Expense
Research and development expense ("R&D expense") was $12.5 million, or 3.9% of net sales, for the second quarter of 2026, with R&D expense as a percentage of net sales increasing 80 basis points compared to the second quarter of 2025. Research and development expense ("R&D expense") was $23.1 million, or 3.7% of net sales, for the first six months of 2026, with R&D expense as a percentage of net sales increasing 50 basis points compared to the first six months of 2025. The increase was primarily driven by continued investment in innovation, including robotics and autonomous solutions.
We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovative leadership position and drive growth.

Total Other Expense, Net
Interest Expense, Net
Interest expense, net was $4.3 million in the second quarter of 2026 compared to $2.2 million in the second quarter of 2025. The increase was the result of higher weighted average outstanding borrowings, including incremental borrowings to fund share repurchases, partly offset by a lower average interest rate. The following table compares the debt levels, average interest rate, interest income and interest expense for the three months ended June 30, 2026 and 2025, respectively (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted Average Outstanding Borrowings	$365.5	$213.8	$336.5	$209.3
Average interest rate	5.2%	5.7%	5.2%	5.7%
Interest expense	5.2	3.0	9.6	6.2
Interest income	(0.9)	(0.8)	(1.9)	(1.7)
Interest expense, net	$4.3	$2.2	$7.7	$4.5
Our debt portfolio as of June 30, 2026 was comprised of debt predominantly in U.S. dollars. The Company manages its floating rate debt exposure using fixed rate interest rate swaps to reduce the Company's risk of the possibility of increased interest costs. The Company has an aggregate $120.0 million notional amount of interest rate swaps that exchange a variable rate of interest for a fixed rate of interest of 3.44% over the term of the agreements.
Net Foreign Currency Transaction Loss
Net foreign currency transaction loss was $0.3 million for the second quarter of 2026 compared to $0.8 million for the second quarter of 2025. Net foreign currency transaction loss was $0.7 million for the first six months of 2026 compared to $1.0 million for the first six months of 2025. The favorable impact was primarily due to volatile currency markets driving larger than normal exchange rate fluctuations on small unhedged exposures in the prior year.
Income Taxes
The effective tax rate for the second quarter of 2026 was 26.3% compared to 26.0% for the second quarter of 2025. The increase was primarily due to unfavorable changes in the mix of forecasted earnings by country, partially offset by an increase in discrete tax benefits recognized in the second quarter of 2026.
The effective tax rate for the first six months of 2026 was 30.5% compared to 25.2% for the first six months of 2025. The increase was primarily due to higher discrete tax costs associated with share-based compensation recognized in the first six months of 2026, as well as unfavorable changes in the mix of forecasted earnings by country.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the U.S.
Liquidity and Capital Resources
Liquidity
Cash and cash equivalents totaled $76.9 million at June 30, 2026 compared to $106.4 million as of December 31, 2025. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.0 as of June 30, 2026 and 2.0 as of December 31, 2025. Our primary working capital, which is comprised of accounts receivable, inventories and accounts payable, was $375.3 million as of June 30, 2026 and $327.8 million as of December 31, 2025. Our debt-to-capital ratio was 40.1% as of June 30, 2026 compared to 31.2% as of December 31, 2025.
As of June 30, 2026, we had letters of credit and bank guarantees outstanding in the amount of $3.1 million, leaving approximately $289.4 million of unused borrowing capacity on our revolving facility.
Cash Flow from Operating Activities
Net cash used in operating activities during the six months ended June 30, 2026 was $26.2 million compared to net cash provided by operating activities of $22.1 million during the six months ended June 30, 2025. The change was primarily driven by lower operating performance and increased working capital requirements, including higher accounts receivable and inventory balances and lower accounts payable. Working capital levels and cash conversion were adversely affected by operational and process inefficiencies associated with the North America ERP implementation, and management remains focused on improving working capital efficiency as stabilization and fulfillment efforts progress.

Cash Flow from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2026 was $15.4 million compared to net cash used in investing activities of $10.6 million during the six months ended June 30, 2025. The increase was primarily due to the acquisition of Clean Machine in the first quarter of 2026, partly offset by lower capital expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2026 was $11.4 million compared to net cash used in financing activities of $32.8 million during the six months ended June 30, 2025. The increase was driven by increased net proceeds from borrowing, partly offset by higher repurchases of common stock.
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
In December 2025, the FASB issued ASU 2025-12 Codification Improvements, which aims to update the FASB Accounting Standards Codification for a broad range of topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
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

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases are made from time to time in the open market or through privately negotiated transactions. On February 11, 2025, the Board of Directors authorized the repurchase of 2,000,000 shares of our common stock. On April 29, 2026, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock. Under the 2025 and 2026 share repurchase programs, 564,293 and 2,000,000 shares remain authorized, respectively.

For the Quarter Ended June 30, 2026	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2026	2,459	$78.81	—	2,564,293
May 1-31, 2026	2,755	$86.50	—	2,564,293
June 1-30, 2026	301	$84.01	—	2,564,293
Total	5,515	$82.94	—	2,564,293
(1)The total number of shares purchased includes 3,059 shares withheld to cover withholding taxes related to the exercise of stock options and the vesting of restricted stock under employee share-based compensation plans and 2,456 shares acquired in connection with a swap option transaction.

(2)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposes a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended June 30, 2026, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in other current liabilities on the consolidated balance sheets. All dollar amounts presented exclude such excise taxes.
Item 5.    Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    Exhibits

Item #	Description	Method of Filing
3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K dated January 19, 2023.
3.3	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101	The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; (v) Consolidated Statements of Equity for the six months ended June 30, 2026 and 2025; and (vi) Notes to the Consolidated Financial Statements	Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	August 6, 2026	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

HIDDEN IXBRL