Form 10-Q
period 2026-09-30
TENNANT CO
filed 2026-11-03
CIK 97134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 30, 2026, there were 17,009,836 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
TENNANT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$322.3	$303.3	$944.2	$911.9
Cost of sales	186.0	173.9	566.4	528.4
Gross profit	136.3	129.4	377.8	383.5
Selling and administrative expense	92.7	96.6	290.3	281.0
Research and development expense	12.4	10.5	35.5	30.0
Operating income	31.2	22.3	52.0	72.5
Interest expense, net	(5.0)	(2.4)	(12.7)	(6.9)
Net foreign currency transaction gain (loss)	0.2	—	(0.5)	(1.0)
Other expense, net	(0.5)	(0.5)	(1.7)	(0.7)
Income before income taxes	25.9	19.4	37.1	63.9
Income tax expense	6.4	4.5	9.8	15.7
Net income	$19.5	$14.9	$27.3	$48.2

Net income per share
Basic	$1.14	$0.81	$1.59	$2.60
Diluted	$1.12	$0.80	$1.57	$2.57

Weighted average shares outstanding
Basic	16,904,814	18,314,488	17,118,309	18,507,222
Diluted	17,166,715	18,547,724	17,351,317	18,722,253
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$19.5	$14.9	$27.3	$48.2
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of related tax (expense) benefit of $(0.2), $0.0, $(0.5), and $1.9, respectively)	(2.0)	(0.7)	(9.1)	38.6
Derivative financial instruments (net of related tax (expense) benefit of $(0.7), $(0.1), $(0.9), and $0.0, respectively)	1.5	0.2	3.1	—
Total other comprehensive (loss) income, net of tax	(0.5)	(0.5)	(6.0)	38.6

Total comprehensive income including noncontrolling interest	19.0	14.4	21.3	86.8
Foreign currency translation adjustments attributable to noncontrolling interest	(0.1)	—	(0.1)	0.5
Comprehensive income attributable to Tennant Company	$19.1	$14.4	$21.4	$86.3
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except shares and per share data)	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$75.3	$106.4
Receivables, less allowances of $11.1 and $10.4, respectively	291.7	256.8
Inventories	213.2	198.5
Prepaid and other current assets	59.4	38.0
Total current assets	639.6	599.7
Property, plant and equipment, less accumulated depreciation of $308.1 and $289.0, respectively	187.3	189.8
Operating lease assets	59.1	56.9
Goodwill	207.1	208.6
Intangible assets, net	45.2	52.6
Other assets	154.9	161.3
Total assets	$1,293.2	$1,268.9
LIABILITIES AND EQUITY
Current portion of long-term debt	$0.4	$0.4
Accounts payable	115.9	127.5
Employee compensation and benefits	49.7	40.9
Other current liabilities	127.0	124.3
Total current liabilities	293.0	293.1
Long-term debt	358.3	273.2
Long-term operating lease liabilities	36.4	35.5
Employee benefits	15.8	15.7
Deferred income taxes	2.4	3.3
Other liabilities	37.1	44.7
Total long-term liabilities	450.0	372.4
Total liabilities	$743.0	$665.5
Commitments and contingencies (Note 13)
Common Stock, $0.375 par value; 60,000,000 shares authorized; 17,047,520 and 17,846,681 shares issued and outstanding, respectively	6.4	6.7
Additional paid-in capital	2.6	—
Retained earnings	578.7	628.1
Accumulated other comprehensive loss	(39.2)	(33.2)
Total Tennant Company shareholders' equity	548.5	601.6
Noncontrolling interest	1.7	1.8
Total equity	550.2	603.4
Total liabilities and total equity	$1,293.2	$1,268.9
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$27.3	$48.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	34.6	33.2
Amortization expense	9.9	10.2
Loss from equity method investments	0.6	—
Deferred income tax expense	4.4	10.1
Share-based compensation expense	5.1	8.6
Bad debt and returns expense	1.7	4.4
Other, net	0.5	0.5
Changes in operating assets and liabilities:
Receivables	(36.6)	11.5
Inventories	(34.7)	(24.3)
Accounts payable	(8.9)	(16.1)
Employee compensation and benefits	9.0	(6.8)
Other assets and liabilities	(27.2)	(28.7)
Net cash (used in) provided by operating activities	(14.3)	50.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15.2)	(17.2)
Proceeds from sale of property, plant and equipment	—	1.5
Payments made in connection with business acquisition, net of cash acquired	(7.2)	(3.2)
Investment in leased assets	(0.3)	(0.3)
Cash received from leased assets	0.7	0.9
Net cash used in investing activities	(22.0)	(18.3)
FINANCING ACTIVITIES
Proceeds from borrowings	135.0	40.0
Repayments of borrowings	(50.0)	(0.8)
Repurchases from exercise of stock options, net of employee tax withholdings obligations of $3.3 and $3.0, respectively	(2.4)	(2.5)
Repurchases of common stock	(60.6)	(56.3)
Dividends paid	(16.0)	(16.4)
Net cash provided by (used in) financing activities	6.0	(36.0)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	3.1
Net decrease in cash and cash equivalents	(31.1)	(0.4)
Cash and cash equivalents at beginning of period	106.4	99.8
Cash and cash equivalents at end of period	$75.3	$99.4

SUPPLEMENTAL CASH FLOW INFORMATION	Nine Months Ended September 30,
(In millions)	2026	2025
Cash paid for income taxes	$4.2	$11.2
Cash paid for interest	14.3	9.0
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	20.7	18.2
Financing cash flows from financing leases	0.3	0.1
Lease assets obtained in exchange for new operating lease liabilities	20.6	12.8
Lease assets obtained in exchange for new financing lease liabilities	0.5	0.1
Supplemental non-cash investing and financing activities:
Capital expenditures in accounts payable	1.2	0.8
See accompanying notes to consolidated financial statements.

TENNANT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except shares and per share data)

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2025	17,846,681	$6.7	$—	$628.1	$(33.2)	$601.6	$1.8	$603.4
Net income	—	—	—	0.2	—	0.2	—	0.2
Other comprehensive loss	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 46,646 shares	140,877	—	(2.3)	—	—	(2.3)	—	(2.3)
Share-based compensation	—	—	1.5	—	—	1.5	—	1.5
Repurchases of common stock, including excise tax	(949,770)	(0.3)	0.8	(60.5)	—	(60.0)	—	(60.0)
Dividends paid $0.310 per common share	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Other	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Balance, March 31, 2026	17,037,788	$6.4	$—	$562.1	$(37.3)	$531.2	$1.8	$533.0
Net income	—	—	—	7.6	—	7.6	—	7.6
Other comprehensive loss	—	—	—	—	(1.4)	(1.4)	—	(1.4)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 3,059 shares	11,515	—	—	—	—	—	—	—
Share-based compensation	—	—	2.1	—	—	2.1	—	2.1
Repurchases of common stock, including excise tax	—	—	—	—	—	—	—	—
Dividends paid $0.310 per common share	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Other	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Balance, June 30, 2026	17,049,303	$6.4	$1.3	$564.4	$(38.7)	$533.4	$1.8	$535.2
Net income	—	—	—	19.5	—	19.5	—	19.5
Other comprehensive loss	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 1,865 shares	17	—	(0.1)	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	1.5	—	—	1.5	—	1.5
Repurchases of common stock, including excise tax	(1,800)	—	(0.1)	—	—	(0.1)	—	(0.1)
Dividends paid $0.310 per common share	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Other	—	—	—	—	—	—	(0.1)	(0.1)
Balance, September 30, 2026	17,047,520	$6.4	$2.6	$578.7	$(39.2)	$548.5	$1.7	$550.2

	Tennant Company Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Tennant Company Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	18,849,456	$7.1	$76.7	$609.7	$(72.7)	$620.8	$1.3	$622.1
Net income	—	—	—	13.1	—	13.1	—	13.1
Other comprehensive income	—	—	—	—	15.3	15.3	—	15.3
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings of 29,497 shares	89,695	(0.1)	(2.1)	—	—	(2.2)	—	(2.2)
Share-based compensation	—	—	3.2	—	—	3.2	—	3.2
Repurchases of common stock, including excise tax	(235,866)	—	(20.2)	—	—	(20.2)	—	(20.2)
Dividends paid $0.295 per common share	—	—	—	(5.6)	—	(5.6)	—	(5.6)
Other	—	—	—	—	—	—	0.4	0.4
Balance, March 31, 2025	18,703,285	$7.0	$57.6	$617.2	$(57.4)	$624.4	$1.7	$626.1
Net income	—	—	—	20.2	—	20.2	—	20.2
Other comprehensive income	—	—	—	—	23.8	23.8	—	23.8
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 3,925 shares	8,865	—	(0.3)	—	—	(0.3)	—	(0.3)
Share-based compensation	—	—	2.6	—	—	2.6	—	2.6
Repurchases of common stock, including excise tax	(179,824)	—	(13.4)	—	—	(13.4)	—	(13.4)
Dividends paid $0.295 per common share	—	—	—	(5.4)	—	(5.4)	—	(5.4)
Other	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2025	18,532,326	$7.0	$46.5	$632.0	$(33.6)	$651.9	$1.8	$653.7
Net income	—	—	—	14.9	—	14.9	—	14.9
Other comprehensive loss	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Issue stock for directors, employee benefit and stock plans, net of related tax withholdings and repurchases of 1,263 shares	2,837	—	(0.1)	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	2.8	—	—	2.8	—	2.8
Repurchases of common stock, including excise tax	(275,531)	(0.1)	(22.6)	—	—	(22.7)	—	(22.7)
Dividends paid $0.295 per common share	—	—	—	(5.4)	—	(5.4)	—	(5.4)
Balance, September 30, 2025	18,259,632	$6.9	$26.6	$641.5	$(34.1)	$640.9	$1.8	$642.7
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
There are no newly adopted accounting pronouncements during the three months ended September 30, 2026 that impacted the Company.
3.    Revenue
Disaggregation of Revenue
The following tables illustrate the disaggregation of revenue by geographic area, groups of similar products and services and sales channels:
Net sales by geographic area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	$221.0	$203.6	$633.7	$614.4
Europe, Middle East and Africa	82.5	80.5	255.9	241.2
Asia Pacific	18.8	19.2	54.6	56.3
Total	$322.3	$303.3	$944.2	$911.9
Net sales are attributed to each geographic area based on the end-user country and are net of intercompany sales.

Net sales by groups of similar products and services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equipment	$193.4	$179.4	$565.3	$549.2
Parts and consumables	65.3	69.7	198.0	206.5
Service and other	63.6	54.2	180.9	156.2
Total	$322.3	$303.3	$944.2	$911.9
Net sales by sales channel

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales direct to consumer	$231.9	$212.3	$658.6	$633.9
Sales to distributors	90.4	91.0	285.6	278.0
Total	$322.3	$303.3	$944.2	$911.9
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
The change in our sales incentive accrual balance was as follows:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$14.8	$15.6
Additions to sales incentive accrual	20.8	18.4
Contract payments	(16.9)	(17.3)
Foreign currency fluctuations	(0.2)	0.7
Ending balance	$18.5	$17.4

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
Prior to March 1, 2026, certain AMR customer arrangements required an active autonomy subscription for customers to benefit from autonomous functionality. Amounts allocated to these subscription-based arrangements were recognized over the contractual subscription period and included in deferred revenue. Effective March 1, 2026, the Company amended its AMR arrangements such that customers receive full rights to the embedded autonomy software upon delivery of the machine along with ongoing connectivity services. Revenue associated with the embedded autonomy software is recognized at the time of sale. Revenue related to connectivity services (which include cloud connectivity, software updates, diagnostic, monitoring and support services) is recognized on a straight-line basis over the period the services are made available.
In arrangements that include multiple performance obligations, the transaction price is allocated to each performance obligation based on relative standalone selling prices.
The change in the deferred revenue balance was as follows:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$32.4	$20.6
Increase in deferred revenue representing our obligation to satisfy future performance obligations	16.7	21.9
Decrease in deferred revenue for amounts recognized in net sales for satisfied performance obligations	(19.1)	(15.6)
Foreign currency fluctuations	(0.4)	0.6
Ending balance	$29.6	$27.5
As of September 30, 2026, $15.5 million and $14.1 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets. Of these amounts, we expect to recognize the following approximate amounts in net sales in the following periods:

Remaining 2026	$8.6
2027	8.6
2028	6.1
2029	4.2
2030	1.9
Thereafter	0.2
Total	$29.6
As of December 31, 2025, $16.6 million and $15.8 million of deferred revenue was reported in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.

4.    Management Actions
Restructuring Actions
During the three and nine months ended September 30, 2026, we recognized restructuring activity as part of our ongoing global reorganization efforts. The following pre-tax restructuring charges were included in selling and administrative expense in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Severance-related costs	$(0.2)	$1.3	$1.6	$2.5
Total pre-tax restructuring costs	$(0.2)	$1.3	$1.6	$2.5
Our restructuring actions represent the execution of a multi-year enterprise strategy to drive increased productivity throughout our operations. The charges in 2026 and 2025 impacted all operating segments and were related to a global workforce realignment to support our key strategic initiatives.
A reconciliation of the beginning and ending net liability balances for severance-related costs is as follows:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$7.4	$8.6
New charges	4.5	4.1
Cash payments	(5.1)	(5.5)
Foreign currency fluctuations	(0.3)	0.1
Adjustments to accrual	(2.9)	(1.6)
Ending balance	$3.6	$5.7
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

6.    Inventories
Inventories are valued at the lower of cost or net realizable value and consisted of the following:

	September 30, 2026	December 31, 2025
Inventories carried at LIFO:
Finished goods(a)	$91.9	$85.0
Raw materials and work-in-process	31.3	35.5
Excess of FIFO over LIFO cost(b)	(58.6)	(54.9)
Total LIFO inventories	$64.6	$65.6

Inventories carried at FIFO:
Finished goods(a)	$71.6	$64.3
Raw materials and work-in-process	77.0	68.6
Total FIFO inventories	$148.6	$132.9
Total inventories	$213.2	$198.5
(a)Finished goods include machines, parts and consumables and component parts that are used in our products.
(b)The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.
7.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
Balance as of December 31, 2025	$243.9	$(35.3)	$208.6
Additions	3.7	—	3.7
Foreign currency fluctuations	(5.8)	0.6	(5.2)
Balance as of September 30, 2026	$241.8	$(34.7)	$207.1
The balances of acquired intangible assets, excluding goodwill, were as follows:

	Customer Lists	Trade Names	Technology	Total
Balance as of September 30, 2026
Original cost	$173.7	$30.2	$16.3	$220.2
Accumulated amortization	(131.4)	(27.9)	(15.7)	(175.0)
Carrying value	$42.3	$2.3	$0.6	$45.2
Weighted average original life (in years)	14	10	12

Balance as of December 31, 2025
Original cost	$174.9	$31.1	$16.7	$222.7
Accumulated amortization	(128.1)	(26.6)	(15.4)	(170.1)
Carrying value	$46.8	$4.5	$1.3	$52.6
Weighted average original life (in years)	14	10	12

Amortization expense on intangible assets for the three and nine months ended September 30, 2026 was $3.1 million and $9.9 million, respectively. Amortization expense on intangible assets for the three and nine months ended September 30, 2025 was $3.4 million and $10.2 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Remaining 2026	$3.2
2027	9.1
2028	7.0
2029	6.6
2030	6.1
Thereafter	13.2
Total	$45.2

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
In connection with the 2024 Credit Agreement, we reaffirmed our security interest in favor of the lenders in substantially all its personal property and pledged the stock of certain of our domestic and foreign subsidiaries. The obligations under the 2024 Credit Agreement are also guaranteed by certain of the Company’s subsidiaries and those subsidiaries also provided a security interest in their similar personal property.
The 2024 Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants restricting the Company’s ability to incur indebtedness and liens and merge or consolidate with another entity. Further, the 2024 Credit Agreement contains the following covenants:
•a covenant requiring us to maintain an indebtedness to EBITDA ratio, determined as of the end of each of our fiscal quarters, of no greater than 3.75 to 1.00, with certain alternative requirements for permitted acquisitions of at least $50.0 million;
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

We were in compliance with the above financial covenants as of September 30, 2026.
Debt Outstanding
Debt outstanding consisted of the following:

	September 30, 2026	December 31, 2025
Credit facility borrowings:
Revolving credit facility borrowings	$357.5	$272.5
Finance lease liabilities	1.2	1.1
Total debt	358.7	273.6
Less: current portion of long-term debt(a)	(0.4)	(0.4)
Long-term debt	$358.3	$273.2
(a)As of September 30, 2026, the Company was required to repay $0.4 million of finance lease liabilities over the next 12 months.
As of September 30, 2026, we had outstanding borrowings of $357.5 million under our revolving credit facility. We had letters of credit and bank guarantees outstanding in the amount of $3.1 million, leaving approximately $289.4 million of unused borrowing capacity on our revolving facility. Commitment fees on unused lines of credit for the nine months ended September 30, 2026 were $0.4 million. The overall weighted average cost of debt was approximately 5.3% and net of related cross-currency swap instruments and fixed rate interest rate swap instruments was approximately 4.5%. Further details regarding the cross-currency swap instrument and fixed rate interest rate swap instrument are discussed in Note 10.
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
The changes in warranty reserves were as follows:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$9.7	$10.5
Additions charged to expense	3.9	4.6
Foreign currency fluctuations	—	0.2
Claims paid	(4.7)	(5.1)
Ending balance	$8.9	$10.2
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

Gains and losses resulting from changes in fair value are accounted for based on the nature and use of the derivative and whether it is designated and qualifies for hedge accounting.
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
Cash Flow Hedges
The Company manages exposure to variability in cash flows related to its floating rate debt through the use of interest rate swaps. As of September 30, 2026, the Company had interest rate swaps with an aggregate notional amount of $120.0 million that effectively convert a portion of its variable rate debt to a fixed interest rate of 3.443%.
The interest rate swaps are designated as cash flow hedges under ASC 815. Changes in the fair value of the swaps, net of tax, are recorded in accumulated other comprehensive loss and are reclassified to interest expense, net, in the periods in which the hedged interest payments affect earnings. The swaps are scheduled to mature on October 1, 2029.
Fair Value Hedges
We have entered into Euro to U.S. dollar foreign exchange cross-currency swaps associated with an intercompany loan to a wholly owned European subsidiary. We enter into these foreign exchange cross-currency swaps to hedge the foreign currency risk associated with this intercompany loan, and accordingly, they are not speculative in nature. These cross-currency swaps are designated as fair value hedges.
On July 28, 2026, we amended and extended the two existing foreign exchange cross-currency swaps designated as fair value hedges. The amendments did not change the aggregate notional amount or the EUR-USD exchange rate of 1.0652. Due to changes in the economic terms, we discontinued previous hedge accounting relationships and prospectively redesignated the amended swaps in new fair value hedging relationships under ASC 815.
As of September 30, 2026 and December 31, 2025, these cross-currency swaps included €75.0 million of total notional value. As of September 30, 2026, the aggregated scheduled interest payments over the course of the loan and related swaps amounted to €15.8 million. These swaps are scheduled to mature in July 2030.
Net Investment Hedges
We have entered into Euro to U.S. dollar foreign exchange cross-currency swaps to hedge our exposure to adverse foreign currency exchange rate movements between Tennant Company and its European subsidiaries. We enter into these fixed-to-fixed cross-currency swap agreements to protect a designated monetary amount of the Company’s net investment in its Euro functional currency subsidiaries against the risk of changes in the Euro to U.S. dollar foreign exchange rate. These cross-currency swaps are designated as net investment hedges.
On July 28, 2026, we amended and extended the two existing foreign exchange cross-currency swaps designated as net investment hedges. The amendments did not change the aggregate notional amount or the EUR-USD exchange rate of 1.0652. Due to changes in economic terms, we discontinued the previous hedge accounting relationships and prospectively redesignated the amended swaps in new net investment hedging relationships under ASC 815.
As of September 30, 2026 and December 31, 2025, the cross-currency swaps included €75.0 million of total notional value. These swaps are scheduled to mature in July 2029.
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
At September 30, 2026 and December 31, 2025, the notional amounts of foreign currency forward contracts outstanding not designated as hedging instruments were $93.7 million and $92.9 million, respectively.
Balance Sheet Classification
Derivatives are classified as either current or non-current assets or liabilities based on their anticipated settlement dates.
The following table summarizes the location and respective fair values of the Company's derivative financial instruments on a gross basis:

	September 30, 2026
	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities
Derivatives designated as cash flow hedges:
Interest rate swaps	$1.1	$—	$3.1	$—
Derivatives designated as fair value hedges:
Cross-currency swaps	0.8	—	—	6.4
Derivatives designated as net investment hedges:
Cross-currency swaps	0.8	—	—	6.2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1.5	0.1	—	—

	December 31, 2025
	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities
Derivatives designated as cash flow hedges:
Interest rate swaps	$—	$—	$—	$0.4
Derivatives designated as fair value hedges:
Cross-currency swaps	1.2	—	—	8.9
Derivatives designated as net investment hedges:
Cross-currency swaps	1.2	—	—	8.9
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	0.3	0.1	—	—
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three and nine months ended September 30, 2026 were as follows. Gains and losses on hedging instruments are located within interest expense, net on our consolidated income statements.

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss, net of tax		Gain (Loss) Reclassified into Income
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedges:
Interest rate swaps	$2.0	$0.1	$—	$0.1
Derivatives designated as fair value hedges:
Cross-currency swaps	(0.3)	3.1	0.2	2.9
Derivatives designated as net investment hedges:
Cross-currency swaps	0.4	(2.1)	0.2	(2.5)

	Gain (Loss) Recognized in Accumulated Other Comprehensive Income		Gain (Loss) Reclassified into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedges:
Interest rate swaps	$3.7	$(0.3)	$(0.1)	$0.2
Derivatives designated as fair value hedges:
Cross-currency swaps	—	1.2	0.7	0.7
Derivatives designated as net investment hedges:
Cross-currency swaps	2.5	(6.3)	0.7	0.7
The amount of gains and losses on derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three and nine months ended September 30, 2026 were as follows. Gains and losses on foreign currency forward contracts not designated as hedging instruments were reclassified into income as net foreign currency transaction gains or losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$0.5	$(0.2)	$0.3	$(8.3)
During the next twelve-month period, net gains expected to be reclassified into earnings are shown below:

Interest rate swaps	$1.3
Cross-currency swaps	0.9
Total	$2.2
Such gains will be reclassified at the time that the underlying hedged transactions are realized.

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
As of September 30, 2026 and December 31, 2025, the cost and market values of our debt and equity securities were as follows:

	Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Balance as of September 30, 2026
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of assets and liabilities subject to fair value measurements at September 30, 2026 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Debt securities	11.8	—	—	11.8
Foreign currency forward contracts	1.5	—	1.5	—
Cross-currency swaps	1.6	—	1.6	—
Interest rate swaps	4.2	—	4.2	—
Total assets	19.1	—	7.3	11.8
Liabilities:
Foreign currency forward contracts	0.1	—	0.1	—
Cross-currency swaps	12.6	—	12.6	—
Total liabilities	$12.7	$—	$12.7	$—
Our population of assets and liabilities subject to fair value measurements at December 31, 2025 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Assets:
Debt securities	11.8	—	—	11.8
Foreign currency forward contracts	0.3	—	0.3	—
Cross-currency swaps	2.4	—	2.4	—
Total assets	14.5	—	2.7	11.8
Liabilities:
Foreign currency forward contracts	0.1	—	0.1	—
Cross-currency swaps	17.8	—	17.8	—
Interest rate swaps	0.4	—	0.4	—
Total liabilities	$18.3	$—	$18.3	$—
Our foreign currency forward contracts, cross-currency swaps and interest rate swaps are valued using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. Further details regarding our derivative instruments are discussed in Note 10.
There were no transfers into or out of Level 3 investments in the periods ended September 30, 2026 and December 31, 2025.
The fair value and carrying value of total debt, including current portion, was $365.7 million and $358.7 million, respectively, as of September 30, 2026. The fair value and carrying value of total debt, including current portion, was $281.4 million and $273.6 million, respectively, as of December 31, 2025. The fair value was estimated using Level 3 inputs based on the borrowing rates currently available to us for bank loans with similar terms and remaining maturities.
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
Due to the timing and availability of Brain Corp's financial information, the Company recognizes its share of Brain Corp's earnings or losses on a three-month lag, based on the investee's most recently available financial statements. The Company recognized equity method losses of $0.1 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, which are included in other expense, net in our consolidated statements of income.
As of September 30, 2026, the carrying amount of the Company's equity method investment in Brain Corp was $19.4 million and is included in Other Assets in the consolidated balance sheets.
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

In the three and nine months ended September 30, 2026, the Company recorded an incremental accrued expense and corresponding liability of $0.1 million and $0.5 million, respectively, based on updated estimates of interest costs.

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

14.    Shareholders' Equity
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss, net of tax, are as follows:

	Nine Months Ended September 30, 2026
	Foreign Currency Translation Adjustments (1)	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Unrealized Loss on Debt Securities	Total
Beginning balance	$(33.9)	$1.1	$(0.1)	$(0.3)	$(33.2)
Other comprehensive (loss) income before reclassifications	(8.4)	—	3.7	—	(4.7)
Amounts reclassified from accumulated other comprehensive loss	(0.7)	—	(0.6)	—	(1.3)
Net current period other comprehensive (loss) income	(9.1)	—	3.1	—	(6.0)
Ending balance	$(43.0)	$1.1	$3.0	$(0.3)	$(39.2)
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $0.1 million.

	Nine Months Ended September 30, 2025
	Foreign Currency Translation Adjustments (1)	Pension and Post- Retirement Medical Benefits	Derivative Financial Instruments	Unrealized Gain on Debt Securities	Total
Beginning balance	$(75.2)	$2.8	$(0.5)	$0.2	$(72.7)
Other comprehensive income (loss) before reclassifications	39.3	—	0.9	—	40.2
Amounts reclassified from accumulated other comprehensive loss	(0.7)	—	(0.9)	—	(1.6)
Net current period other comprehensive income (loss)	38.6	—	—	—	38.6
Ending balance	$(36.6)	$2.8	$(0.5)	$0.2	$(34.1)
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $0.5 million.
15.    Income Taxes
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are generally no longer subject to U.S. federal tax examinations for taxable years before 2020. The number of years which remain open for audit for U.S. state or foreign tax purposes varies by jurisdiction but generally ranges from three to five years. We are currently undergoing income tax examinations in various U.S. state and foreign jurisdictions. Although the outcome of these examinations cannot be currently determined, we believe that we have adequate reserves with respect to these examinations.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the liability of $5.6 million for unrecognized tax benefits as of September 30, 2026, there was approximately $1.0 million for accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2026 was $5.1 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be revised and reflected as an adjustment of the income tax expense.

16.    Share-Based Compensation
Our share-based compensation plans are described in Note 18 of our annual report on Form 10-K for the year ended December 31, 2025. During the three months ended September 30, 2026 and 2025, we recognized total share-based compensation expense of $1.5 million and $2.8 million, respectively. During the nine months ended September 30, 2026 and 2025, we recognized total share-based compensation expense of $5.1 million and $8.6 million, respectively. The total excess tax recognized for share-based compensation arrangements during the nine months ended September 30, 2026 and 2025 was a tax expense of $0.4 million and a tax benefit of $0.2 million, respectively.
17.    Income Attributable to Tennant Company Per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$19.5	$14.9	$27.3	$48.2
Denominator:
Basic - weighted average shares outstanding	16,904,814	18,314,488	17,118,309	18,507,222
Effect of dilutive securities	261,901	233,236	233,008	215,031
Diluted - weighted average shares outstanding	17,166,715	18,547,724	17,351,317	18,722,253
Basic earnings per share	$1.14	$0.81	$1.59	$2.60
Diluted earnings per share	$1.12	$0.80	$1.57	$2.57
Excluded from the dilutive securities presented above were options to purchase and shares to be paid out under share-based compensation plans totaling 130,584 and 44,322 shares of common stock for the three months ended September 30, 2026 and 2025, respectively. Excluded from the dilutive securities presented above were options to purchase and shares to be paid out under share-based compensation plans totaling 136,790 and 153,540 shares of common stock for the nine months ended September 30, 2026 and 2025, respectively. These instruments were excluded when their exercise prices exceeded the average market price of our common stock for the period, when the number of shares we can repurchase under the treasury stock method exceeded the weighted average shares outstanding, or during periods of net loss, as their inclusion would have been anti-dilutive.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company's results of operations, as well as liquidity and capital resources for the quarters ended September 30, 2026 and 2025. The MD&A should be read in conjunction with the Company's consolidated financial statements and notes included in Item 1 of this Quarterly Report. Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including financial measures that are not defined under generally accepted accounting principles (GAAP) in the U.S. Net sales excluding acquisitions and foreign currency translation (i.e., organic sales) is not a measure of financial performance under GAAP; however, the Company believes it is useful in understanding its financial results and provides comparable measures for understanding the operating results of the Company between different periods.
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
During the third quarter of 2026, continued instability in the Middle East contributed to volatility in global energy markets, transportation routes, and supply chains. Although markets and supply chains continued to adapt, elevated energy, freight, and other input costs remained a source of pressure during the quarter.
Inflationary pressures remained elevated and varied by region and cost category, influenced in part by higher energy costs and ongoing trade-related uncertainty. In EMEA, economic conditions remained mixed, with demand and equipment volumes varying across markets and competitive pricing pressure continuing during the period. We also continued to experience higher input costs, including tariff-related material costs in the Americas. Foreign currency movements remained an additional source of uncertainty across the markets in which we operate.
We continue to take pricing, cost, and operational actions to mitigate these impacts and monitor changes in market conditions and input costs. While economic conditions have varied across regions and markets, persistent geopolitical, regulatory, and trade-related uncertainty, together with elevated costs, may continue to affect our business, financial condition, and results of operations.
Backlog remained elevated at the end of the third quarter, although it decreased modestly from the end of the second quarter. The timing and pace of further backlog reduction remain subject to supplier performance, material availability, changes in customer demand, and continued execution of our operational improvement efforts. We also continued to advance stabilization and optimization activities related to the North America ERP implementation.
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
Tariffs
On February 20, 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) did not authorize the President to impose the challenged tariffs. Following the decision, the U.S. presidential administration imposed temporary tariffs under Section 122 of the Trade Act of 1974 for a 150-day period beginning February 24, 2026. The temporary tariffs expired on July 24, 2026, and subsequent tariff actions under Sections 301 and 232 and other statutory authorities have continued to create uncertainty regarding tariff rates and duration, refund eligibility, and the potential for additional tariffs or retaliatory measures.
During 2026, we submitted claims seeking refunds of certain previously paid IEEPA tariffs. During the third quarter of 2026, approximately $6.1 million of these claims were approved, and we received the related refunds. We recognized the benefit within cost of sales in our consolidated statements of income. Additional claims remain subject to legal, administrative, and governmental processes, and we cannot predict whether, when, or to what extent additional refunds will be approved or received.
We continue to monitor developments in U.S. and international trade policy, including changes in tariff rates and statutory authorities, refund procedures, replacement measures, and retaliatory actions. We are also evaluating sourcing, supply chain, pricing, and other commercial actions to reduce the potential impact of tariffs on our business, financial condition, and results of operations.
Outlook
We continue to operate in a dynamic environment characterized by elevated input costs, uncertainty in global trade and tariff policy, foreign currency volatility, and geopolitical developments. Customer demand and order activity have varied across regions, with strength in the Americas and continued interest in robotic and autonomous cleaning solutions, partially offset by softer conditions in certain EMEA and APAC markets. Operating performance will continue to depend on customer demand, regional market conditions, inflationary pressures, and our ability to mitigate higher costs through pricing, productivity, and other actions.
Fiscal year 2026 remains a period of operational transition as we focus on improving execution, optimizing the North America ERP platform, and realizing expected productivity and cost efficiencies. We continue to invest selectively in strategic growth initiatives while maintaining a disciplined approach to spending, working capital, liquidity, and capital allocation. The timing and extent of improved profitability will depend on our continued execution of these initiatives, as well as customer demand and broader macroeconomic conditions.

Results
The following table compares the results of operations for the three and nine months ended September 30, 2026 and 2025, respectively (in millions, except per share data and percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	%	2025	%	2026	%	2025	%
Net sales	$322.3	100.0	$303.3	100.0	$944.2	100.0	$911.9	100.0
Cost of sales	186.0	57.7	173.9	57.3	566.4	60.0	528.4	57.9
Gross profit	136.3	42.3	129.4	42.7	377.8	40.0	383.5	42.1
Selling and administrative expense	92.7	28.8	96.6	31.8	290.3	30.7	281.0	30.8
Research and development expense	12.4	3.8	10.5	3.5	35.5	3.8	30.0	3.3
Operating income	31.2	9.7	22.3	7.4	52.0	5.5	72.5	8.0
Interest expense, net	(5.0)	(1.6)	(2.4)	(0.8)	(12.7)	(1.3)	(6.9)	(0.8)
Net foreign currency transaction gain (loss)	0.2	0.1	—	—	(0.5)	(0.1)	(1.0)	(0.1)
Other expense, net	(0.5)	(0.2)	(0.5)	(0.2)	(1.7)	(0.2)	(0.7)	(0.1)
Income before income taxes	25.9	8.0	19.4	6.4	37.1	3.9	63.9	7.0
Income tax expense	6.4	2.0	4.5	1.5	9.8	1.0	15.7	1.7
Net income	$19.5	6.1	$14.9	4.9	$27.3	2.9	$48.2	5.3
Net income per share - diluted	$1.12		$0.80		$1.57		$2.57
Net Sales
Consolidated net sales for the third quarter of 2026 totaled $322.3 million, a 6.2% increase as compared to consolidated net sales of $303.3 million in the third quarter of 2025. The components of the consolidated net sales change were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 vs. 2025
Price	1.6%	2.9%
Volume	4.1%	(1.8)%
Organic growth	5.7%	1.1%
Acquisitions	0.4%	0.5%
Foreign currency	0.1%	1.9%
Total	6.2%	3.5%
The 6.2% increase in consolidated net sales in the third quarter of 2026 as compared to the same period in 2025 was driven by:

•Organic sales growth of 5.7% driven primarily by higher volumes in North America and, to a lesser extent, price realization, despite continued production and fulfillment constraints and softer demand in certain APAC markets;
•Acquisition related growth of 0.4% driven by the acquisitions of distributors in EMEA; and
•A net favorable impact from foreign currency exchange of approximately 0.1% as favorable currency movements in Latin America and APAC were substantially offset by unfavorable currency movements in EMEA.

The 3.5% increase in consolidated net sales in the first nine months of 2026 as compared to the same period in 2025 was driven by:

•A net favorable impact from foreign currency exchange of approximately 1.9% primarily due to stronger average exchange rates for the euro, Brazilian real, and Mexican peso relative to the U.S. dollar compared with the prior-year period;
•Organic sales growth of 1.1%, as price realization more than offset lower volume, primarily reflecting ERP-related production and fulfillment constraints in North America and softer demand in certain APAC markets, partially offset by volume growth in Latin America; and
•Acquisition related growth of 0.5% driven by the acquisitions of distributors in EMEA.
The following table sets forth the net sales by geographic area for the three and nine months ended September 30, 2026 and 2025 (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Americas	$221.0	$203.6	8.5%	$633.7	$614.4	3.1%
Europe, Middle East and Africa	82.5	80.5	2.5%	255.9	241.2	6.1%
Asia Pacific	18.8	19.2	(2.1)%	54.6	56.3	(3.0)%
Total	$322.3	$303.3	6.2%	$944.2	$911.9	3.5%
Americas
Americas net sales were $221.0 million for the third quarter of 2026, an increase of 8.5% from the third quarter of 2025 driven by:
•Organic sales growth of 8.1%, primarily driven by higher volumes in North America and price realization, with additional volume growth in Latin America; and
•A net favorable impact from foreign currency exchange of approximately 0.4%.
Americas net sales were $633.7 million for the first nine months of 2026, an increase of 3.1% from the first nine months of 2025 driven by:
•Organic sales growth of 2.2%, as price realization and volume growth in Latin America more than offset lower volumes in North America, primarily reflecting ERP-related production and fulfillment constraints; and
•A net favorable impact from foreign currency exchange of approximately 0.9%.
Europe, Middle East and Africa ("EMEA")
EMEA net sales were $82.5 million for the third quarter of 2026, an increase of 2.5% from the third quarter of 2025 driven by:
•Organic sales growth of 2.3%, driven primarily by price realization and higher volume across most European markets, partially offset by lower sales in Southern Europe; and
•Acquisition related growth of 1.4% driven by acquisitions of distributors; partly offset by
•A net unfavorable impact from foreign currency exchange of approximately 1.2%.
EMEA net sales were $255.9 million for the first nine months of 2026, an increase of 6.1% from the first nine months of 2025 driven by:
•A net favorable impact from foreign currency exchange of approximately 4.0%;
•Acquisition related growth of 1.9% driven by acquisitions of distributors; and
•Organic sales growth of 0.2%, as price realization more than offset lower volume, primarily in Southern Europe and export markets, with additional softness in certain other European markets.

Asia Pacific ("APAC")
APAC net sales were $18.8 million for the third quarter of 2026, a decrease of 2.1% from the third quarter of 2025 driven by:
•Organic sales decline of 4.8%, driven by lower equipment volume and unfavorable pricing across certain markets, reflecting softer market demand and distributor overstock, partially offset by volume growth in India; partly offset by
•A net favorable impact from foreign currency exchange of approximately 2.7%.
APAC net sales were $54.6 million for the first nine months of 2026, a decrease of 3.0% from the first nine months of 2025 driven by:
•Organic sales decline of 6.1%, driven primarily by lower equipment volume and continued softness in China, Australia, and Southeast Asia, together with modestly unfavorable pricing, partially offset by growth in certain markets; partly offset by
•A net favorable impact from foreign currency exchange of approximately 3.1%.
Gross Profit
Gross profit margin was 42.3% in the third quarter of 2026, down 40 basis points from the third quarter of 2025. The quarter included a $6.1 million tariff refund benefit, which increased gross profit margin by approximately 190 basis points. The underlying decline was approximately two-thirds attributable to North America and one-third to EMEA, primarily reflecting inflationary pressures, largely related to the Middle East conflict, and parts availability constraints that resulted in production inefficiencies and under-absorption, partially offset by pricing.
Gross profit margin was 40.0% in the first nine months of 2026, down 210 basis points from the first nine months of 2025, primarily reflecting ERP-related recovery costs, inflationary and operational pressures, and unfavorable volume and mix in EMEA, partially offset by pricing.
Operating Expense
Selling and Administrative Expense
Selling and administrative expense ("S&A expense") was $92.7 million for the third quarter of 2026, a decrease of $3.9 million compared to the third quarter of 2025. As a percentage of net sales, S&A expense for the third quarter of 2026 decreased 300 basis points to 28.8%. The decrease primarily reflected lower ERP modernization costs and the absence of legal contingency costs incurred in the prior-year period, partially offset by higher employee-related costs, software licensing fees, investments in resources supporting robotics, and inflationary pressures.
S&A expense was $290.3 million for the first nine months of 2026, an increase of $9.3 million compared to the first nine months of 2025. As a percentage of net sales, S&A expense for the first nine months of 2026 decreased 10 basis points to 30.7%. The increase primarily reflected higher employee-related costs, software licensing fees, unfavorable foreign currency effects, and investments in resources supporting robotics. These increases were partially offset by lower ERP modernization costs, the absence of legal contingency costs incurred in the prior-year period, and lower variable incentive compensation and bad debt expense.
Research and Development Expense
Research and development expense ("R&D expense") was $12.4 million, or 3.8% of net sales, for the third quarter of 2026, with R&D expense as a percentage of net sales increasing 30 basis points compared to the third quarter of 2025. Research and development expense ("R&D expense") was $35.5 million, or 3.8% of net sales, for the first nine months of 2026, with R&D expense as a percentage of net sales increasing 50 basis points compared to the first nine months of 2025. The increase in both periods was primarily driven by continued investment in innovation, including robotics and autonomous solutions.
We continue to invest in developing innovative products and technologies at levels necessary to propel our technology and innovative leadership position and drive growth.

Total Other Expense, Net
Interest Expense, Net
Interest expense, net was $5.0 million in the third quarter of 2026 compared to $2.4 million in the third quarter of 2025. The increase was the result of higher weighted average outstanding borrowings, including incremental borrowings to fund share repurchases, partly offset by a lower average interest rate. The following table compares the debt levels, average interest rate, interest income and interest expense for the three months ended September 30, 2026 and 2025, respectively (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted Average Outstanding Borrowings	$365.6	$220.6	$346.2	$213.1
Average interest rate	5.4%	5.7%	5.3%	5.7%
Interest expense	5.6	3.1	15.2	9.3
Interest income	(0.6)	(0.7)	(2.5)	(2.4)
Interest expense, net	$5.0	$2.4	$12.7	$6.9
Our debt portfolio as of September 30, 2026 was comprised of debt predominantly in U.S. dollars. The Company manages its floating rate debt exposure using fixed rate interest rate swaps to reduce the Company's risk of the possibility of increased interest costs. The Company has an aggregate $120.0 million notional amount of interest rate swaps that exchange a variable rate of interest for a fixed rate of interest of 3.44% over the term of the agreements.
Net Foreign Currency Transaction Gain (Loss)
Net foreign currency transaction gain was $0.2 million for the third quarter of 2026 compared to $0.0 million for the third quarter of 2025. Net foreign currency transaction loss was $0.5 million for the first nine months of 2026 compared to $1.0 million for the first nine months of 2025. The year-over-year improvement was primarily due to lower exchange-rate volatility affecting unhedged foreign-currency exposures compared with the prior-year period.
Income Taxes
The effective tax rate for the third quarter of 2026 was 24.7% compared to 23.2% for the third quarter of 2025. The increase was primarily due to a decrease in tax benefits from research tax credits.
The effective tax rate for the first nine months of 2026 was 26.5% compared to 24.6% for the first nine months of 2025. The increase was primarily due to higher discrete tax costs associated with share-based compensation as well as a decrease in tax benefits from research tax credits recognized in the first nine months of 2025.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or immaterial. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the U.S.
Liquidity and Capital Resources
Liquidity
Cash and cash equivalents totaled $75.3 million at September 30, 2026 compared to $106.4 million as of December 31, 2025. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Our current ratio was 2.2 as of September 30, 2026 and 2.0 as of December 31, 2025. Our primary working capital, which is comprised of accounts receivable, inventories and accounts payable, was $389.0 million as of September 30, 2026 and $327.8 million as of December 31, 2025. Our debt-to-capital ratio was 39.5% as of September 30, 2026 compared to 31.2% as of December 31, 2025.

As of September 30, 2026, we had letters of credit and bank guarantees outstanding in the amount of $3.1 million, leaving approximately $289.4 million of unused borrowing capacity on our revolving facility.
Cash Flow from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2026 was $14.3 million compared to net cash provided by operating activities of $50.8 million during the nine months ended September 30, 2025. The change was primarily driven by lower operating performance and increased working capital requirements, including higher accounts receivable and inventory balances and lower accounts payable. Working capital levels and cash conversion were adversely affected by operational and process inefficiencies associated with the North America ERP implementation, and management remains focused on improving working capital efficiency as stabilization and fulfillment efforts progress.
Cash Flow from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2026 was $22.0 million compared to net cash used in investing activities of $18.3 million during the nine months ended September 30, 2025. The increase was primarily attributable to cash paid for the acquisition of Clean Machine during the first quarter of 2026, partially offset by lower capital expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2026 was $6.0 million compared to net cash used in financing activities of $36.0 million during the nine months ended September 30, 2025. The increase was driven by increased net proceeds from borrowing, partly offset by higher repurchases of common stock.
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

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 17, Commitments and Contingencies, to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2025, and Note 13, Commitments and Contingencies, to the Consolidated Financial Statements included in this Form 10-Q for information regarding the Company’s legal proceedings. Except as described therein, there have been no material developments in the Company’s legal proceedings.
Item 1A.    Risk Factors
We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our risk factors since the filing of that report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases are made from time to time in the open market or through privately negotiated transactions. On February 11, 2025, the Board of Directors authorized the repurchase of 2,000,000 shares of our common stock. On April 29, 2026, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock. Under the 2025 and 2026 share repurchase programs, 562,493 and 2,000,000 shares remain authorized, respectively.

For the Quarter Ended September 30, 2026	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2026	—	$—	—	2,564,293
August 1-31, 2026	579	$69.47	—	2,564,293
September 1-30, 2026	3,086	$67.22	1,800	2,562,493
Total	3,665	$67.58	1,800	2,562,493

(1)The total number of shares purchased includes 1,865 shares withheld to cover withholding taxes related to the exercise of stock options and the vesting of restricted stock under employee share-based compensation plans.
(2)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposes a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended September 30, 2026, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in other current liabilities on the consolidated balance sheets. All dollar amounts presented exclude such excise taxes.
Item 5.    Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
The Company has determined to hold its 2027 annual meeting of shareholders (the “2027 Annual Meeting”) on Wednesday, April 28, 2027 at a time to be specified in the Company’s proxy statement for the 2027 Annual Meeting. Shareholders seeking to nominate director candidates to be considered at the 2027 Annual Meeting must submit the information required under the Company’s Restated Articles of Incorporation and Amended and Restated By-Laws no later than February 12, 2027.

Item 6.    Exhibits

Item #	Description	Method of Filing
3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3i to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2006.
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K dated January 19, 2023.
3.3	Articles of Amendment of Restated Articles of Incorporation of Tennant Company	Incorporated by reference to Exhibit 3iii to the Company's report on Form 10-Q for the quarterly period ended March 31, 2018.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith electronically.
32.1	Section 1350 Certification of CEO	Filed herewith electronically.
32.2	Section 1350 Certification of CFO	Filed herewith electronically.
101	The following financial information from Tennant Company's Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; (v) Consolidated Statements of Equity for the nine months ended September 30, 2026 and 2025; and (vi) Notes to the Consolidated Financial Statements	Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNANT COMPANY

Date:	November 3, 2026	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

HIDDEN IXBRL